Form 10-Q
period 2008-06-30
American Capital Agency Corp
filed 2008-08-14
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 005-84030

AMERICAN CAPITAL AGENCY CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1701984
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center

14th Floor

Bethesda, Maryland 20814

(Address of principal executive offices)

(301) 968-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☐    No  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 30, 2008, was 15,004,600.

AMERICAN CAPITAL AGENCY CORP.

ITEM 1. Consolidated Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEET

JUNE 30, 2008

(in thousands, except per share data)

(unaudited)

Assets:
Agency securities, at fair value ($2,311,563 pledged under repurchase and swap agreements)	$2,401,917
Cash and cash equivalents	7,842
Restricted cash	15,859
Derivative instruments, at fair value	1,259
Interest receivable	12,059
Other assets	831

Total assets	$2,439,767

Liabilities:
Repurchase agreements	$2,166,616
Accrued interest payable	2,612
Dividend payable	4,651
Due to Manager	925
Derivative instruments, at fair value	1,584
Accounts payable and other accrued liabilities	1,497

Total liabilities	2,177,885

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—
Common stock, $0.01 par value; 150,000 shares authorized, 15,005 shares issued and outstanding, respectively	150
Additional paid-in capital	285,903
Retained earnings	848
Accumulated other comprehensive loss	(25,019)

Total stockholders’ equity	261,882

Total liabilities and stockholders’ equity	$2,439,767

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD MAY 20, 2008 (date operations commenced) THROUGH JUNE 30, 2008

(in thousands, except per share data)

(unaudited)

Interest income:
Interest income	$9,924
Interest expense	3,597

Net interest income	6,327

Other income:
Gain from sale of agency security	231
Gain on derivative instruments	217

Total other income	448

Expenses:
Management fees	402
General and administrative expenses	874

Total expenses	1,276

Net income	$5,499

Net income per common share-basic and diluted	$0.37

Weighted average number of common shares outstanding-basic and diluted	15,000

Dividends declared per common share:	$0.31

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

FOR THE PERIOD MAY 20, 2008 (date operations commenced) THROUGH JUNE 30, 2008

(in thousands, except per share data)

(unaudited)

	Common Stock Shares	Common Stock Par Value	Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Loss	Total
Balance, May 20, 2008 (date operations commenced)	—	$—	$—	$—	$—	$—
Net income	—	—	—	5,499	—	5,499
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	(24,586)	(24,586)
Unrealized loss on derivative instruments	—	—	—	—	(433)	(433)

Comprehensive income (loss)	—	—	—	5,499	(25,019)	(19,520)
Issuance of common stock	15,000	150	285,900	—	—	286,050
Issuance of restricted stock	5	—	—	—	—	—
Stock-based compensation	—	—	3	—	—	3
Common dividends declared, $0.31 per share	—	—	—	(4,651)	—	(4,651)

Balance, June 30, 2008	15,005	$150	$285,903	$848	$(25,019)	$261,882

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD MAY 20, 2008 (date operations commenced) THROUGH JUNE 30, 2008

(in thousands)

(unaudited)

Operating activities:
Net income	$5,499
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	819
Stock-based compensation	3
Gain on sale of agency security	(231)
Gain on derivative instruments	(217)
Increase in interest receivable	(9,498)
Increase in other assets	(831)
Increase in accrued interest payable	2,612
Increase in due to Manager	925
Increase in accounts payable and other accrued liabilities	1,497

Net cash provided by operating activities	578

Investing activities:
Purchases of agency securities	(2,495,329)
Proceeds from sale of agency security	61,082
Proceeds from derivative instruments	109
Principal collections on agency securities	4,595

Net cash used in investing activities	(2,429,543)

Financing activities:
Increase in restricted cash	(15,859)
Proceeds from repurchase arrangements	2,722,557
Repayments on repurchase arrangements	(555,941)
Net proceeds from common stock offerings	286,050

Net cash provided by financing activities	2,436,807

Net change in cash and cash equivalents	7,842
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$7,842

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of American Capital Agency Corp. (which is referred throughout this report as the “Company”, “we”, “us” and “our”) are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Our unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim periods have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Note 2. Organization

We were organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 when we completed our initial public offering, or IPO, of 10 million common shares. Concurrent with our IPO, American Capital, Ltd., or American Capital, purchased 5 million shares of our common shares in a private offering. We will elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our tax year ending December 31, 2008. As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our shareholders. We are managed by American Capital Agency Management, LLC, or our Manager, a subsidiary of a wholly-owned portfolio company of American Capital.

We earn income from primarily investing in single-family residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by government-sponsored entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Note 3. Significant Accounting Policies

Cash and Cash Equivalents

Cash and cash equivalents consist of unrestricted demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost which approximates fair value.

Restricted Cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements and interest rate swaps.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Although we generally intend to hold most of our agency securities until maturity, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), a component of stockholders’ equity.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of recovery in the fair value of the agency security, and (3) our intent and ability to retain our investment in the agency security for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on securities that are considered other-than-temporary, as measured by the amount of the decline in fair value attributable to other-than-temporary factors, are recognized as an impairment charge in earnings as an unrealized loss and the cost basis of the securities is adjusted.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of the agency securities is amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

We estimate long-term prepayment speeds using third party services, market data and internal models. The third party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. Management reviews the prepayment speeds estimated by the third-party services and compares the results to market consensus prepayment speeds, if available, and internal prepayments models. Management also considers historical prepayment speeds and current market conditions to validate reasonableness. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Repurchase Agreements

We finance the acquisition of agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. We have entered into master repurchase agreements with 14 financial institutions.

In instances where we acquire agency securities through repurchase agreements with the same counterparty from whom the agency securities were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase agency securities as a derivative instrument if the transaction does not comply with the criteria in Financial Accounting Standards Board (“FASB”) Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3, for gross presentation. If the transaction does not comply with the criteria for gross presentation in FSP FAS 140-3, such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. If the transaction complies with the criteria for gross presentation in FSP FAS 140-3, we record both the assets and the related financing on a gross basis in our consolidated balance sheet and the corresponding interest income and interest expense in our consolidated statements of operations. During the period ended June 30, 2008, we did not have any seller-financed acquisitions of agency securities that did not qualify for gross presentation.

Manager Compensation

The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 9 for disclosure on the terms of the management agreement and administrative services agreement.

Derivatives and Hedging Activities

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in other comprehensive income (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments in net income immediately. For derivatives not designated in hedging relationships under SFAS No. 133, the fair value adjustments are recorded in gain (loss) on derivative instruments in net income.

We estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk on our borrowings. We do not enter into derivatives for trading or speculative purposes. To qualify for hedge accounting, the derivative financial instrument must meet the requirements of SFAS No. 133, including that the derivative must be proven to be effective in offsetting the cash flows on the hedged transactions. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in gain (loss) on derivative instruments in net income for each period until the derivative instrument matures or is settled as well as any amounts that have been previously deferred in accumulated other comprehensive income may need to be reclassified to net income. Any derivative instrument used for risk management that does not meet the effective hedge criteria required for designation is marked-to-market with the fair value adjustments included in gain (loss) on derivative instruments in net income.

Income Taxes

We will elect to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law, commencing with the tax year ending December 31, 2008. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. If we failed to qualify as a REIT and did not qualify for certain statutory relief provisions, we would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four fiscal years following the year in which the REIT qualification was lost. Our domestic taxable REIT subsidiary, American Capital Agency TRS, LLC, will be subject to federal, state and, if applicable, local income tax. For the period ended June 30, 2008, we had no activity in American Capital Agency TRS, LLC.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities (“SFAS No. 161”). The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We did not early adopt SFAS No. 161. Management is currently evaluating the enhanced disclosure requirements and the impact on our consolidated financial statements of adopting SFAS No. 161.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities (“FSP EITF 03-6-1”). The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the purposes of applying the two-class method of calculating earnings per share (EPS), pursuant to FASB Statement No. 128, Earnings per Share. In FSP EITF 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management is currently evaluating the impact on our consolidated financial statements of adopting FSP EITF 03-6-1.

Note 4. Agency Securities

The following table summarizes our available-for-sale agency securities as of June 30, 2008 (dollars in thousands):

	Freddie Mac	Fannie Mae	Ginnie Mae	Total
Agency securities, par	$259,983	$1,284,336	$829,787	$2,374,106
Unamortized discount	—	(48)	—	(48)
Unamortized premium	5,018	20,609	26,818	52,445

Amortized cost	265,001	1,304,897	856,605	2,426,503
Gross unrealized gains	—	78	—	78
Gross unrealized losses	(3,044)	(11,542)	(10,078)	(24,664)

Estimated fair value	$261,957	$1,293,433	$846,527	$2,401,917

Weighted average coupon	6.12%	6.06%	6.15%	6.10%
Weighted average yield(1)	5.56%	5.58%	5.36%	5.50%

(1)	Weighted average yield during the period from May 20, 2008 to June 30, 2008 and incorporates future prepayment assumptions.

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities of the agency securities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of June 30, 2008, according to their estimated weighted average life classifications (dollars in thousands):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$—	$—	—%
Greater than one year and less than five years	213,931	215,569	6.35
Greater than or equal to five years	2,187,986	2,210,934	6.07

Total	$2,401,917	$2,426,503	6.10%

The weighted average lives of the agency securities as of June 30, 2008 in the table above incorporate anticipated future prepayment assumptions. We estimate long-term prepayment assumptions using third party services, market data and internal models. The third party services estimate prepayment speeds using models that consider current yield, steepness of the yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, margin and volatility.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the period ended June 30, 2008, we sold one agency security with a carrying value of $60.9 million for proceeds of $61.1 million realizing a gain of $0.2 million.

The following table summarizes our agency securities pledged as collateral under repurchase agreements and swaps by type as of June 30, 2008 (dollars in thousands):

	Agency Securities Pledged Under Repurchase Agreements			Agency Securities Pledged for Swaps
Type	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Swaps	Total Fair Value of Agency Securities Pledged and Accrued Interest
Fannie Mae	$1,236,817	$1,247,833	$6,197	$2,531	$2,573	$13	$1,245,558
Freddie Mac	225,688	228,326	1,144	—	—	—	226,832
Ginnie Mae	846,527	856,605	4,250	—	—	—	850,777

Total	$2,309,032	$2,332,764	$11,591	$2,531	$2,573	$13	$2,323,167

The following table summarizes our agency securities pledged as collateral under repurchase agreements by maturity as of June 30, 2008 (dollars in thousands):

Maturity	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$1,833,739	$1,851,107	$9,206
31 - 59 days	427,316	432,982	2,148
60 - 89 days	47,977	48,675	237
Greater than 90 days	—	—	—

Total / Weighted average	$2,309,032	$2,332,764	$11,591

Note 5. Repurchase Agreements

We pledge certain of our agency securities as collateral under uncommitted repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2008, we have met all margin requirements. As of June 30, 2008, our agency securities pledged under repurchase agreements totaled $2.3 billion.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by scheduled maturities as of June 30, 2008 (dollars in thousands):

Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$1,719,207	2.42%	16 days
31 - 59 days	403,890	2.29	55 days
60 - 89 days	43,519	2.32	65 days
Greater than 90 days	—	—	—

Total / Weighted average	$2,166,616	2.39%	24 days

As of June 30, 2008, we had $31 million at risk under a repurchase agreement with Deutsche Bank Securities Inc. which was greater than 10% of our stockholders’ equity. The amount at risk is determined as the excess of the fair value of agency securities pledged as collateral plus accrued interest in excess of the repurchase obligation plus accrued interest. The weighted average maturity of the repurchase agreement with Deutsche Bank was 45 days as of June 30, 2008. We did not have any other amounts at risk with other counterparties greater than 10% of our stockholders’ equity as of June 30, 2008.

Note 6. Hedging Instruments

In connection with our interest rate risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, futures, options or swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. As of June 30, 2008, our derivatives were primarily comprised of six-month forward starting interest rate swaps, which will have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to lock-in a fixed rate related to a portion of our current and anticipated short-term repurchase agreements. Under our interest rate swaps, we pay a fixed rate and receive a floating rate based on LIBOR.

The use of hedging instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we are required to pledge assets as collateral for some of our swaps, whose amounts vary over time based on the market value, notional amount and remaining term of the swap. We had agency securities with a fair value of $2.5 million and cash of $0.7 million pledged as collateral against our swaps as of June 30, 2008. In the event of a default by a counterparty we may not receive payments provided for under the terms of our hedging instruments, and may have difficulty obtaining our assets pledged as collateral for swaps. We do not anticipate any defaults by our counterparties.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below summarizes information about our outstanding swaps as of June 30, 2008 (dollars in thousands):

Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Net Estimated Fair Value
1 - 2 Years	$550,000	3.42%	$322
3 - 4 Years	50,000	4.37	(530)
4 - 5 Years	100,000	4.22	(225)
Greater than 5 Years	—	—	—

Total / Weighted average	$700,000	3.60%	$(433)

Our hedging program utilizing interest rate swap agreements had no effect on interest expense during the period ended June 30, 2008 as all swaps were forward starting with effective dates in late November and early December 2008.

Note 7. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, or SFAS No. 157, defines fair value, establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of hierarchy established by SFAS No. 157 are defined as follows:

•	Level 1 Inputs – Quoted prices (unadjusted) for identical unrestricted assets and liabilities in active markets that are accessible at the measurement date.

•

Level 2 Inputs – Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs – Instruments with primarily unobservable market data that cannot be corroborated.

Agency Securities

Agency securities are valued using third-party pricing services. If third-party pricing services are not available, the values are based on dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement. Management reviews the fair values determined by the third-party pricing models and compares the results, if available, to dealer quotes, values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Derivative Instruments

Derivatives are valued using a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates and the pay rate on the interest rate swaps. Credit valuation adjustments for nonperformance risk, if any, include a quantitative and/or qualitative evaluation of both our and our counterparty’s credit risk.

Our financial assets and liabilities carried at fair value on a recurring basis are valued as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$1,293,433	$—	$1,293,433
Ginnie Mae	—	846,527	—	846,527
Freddie Mac	—	261,957	—	261,957

Total agency securities	$—	$2,401,917	$—	$2,401,917

Derivative instruments:
Assets	$—	108	$1,151	$1,259
Liabilities	—	—	(1,584)	(1,584)

Total derivative instruments, net	—	108	(433)	(325)

Total	$—	$2,402,025	$(433)	$2,401,592

During the period ended June 30, 2008, we recognized a gain of $0.1 million in our consolidated statement of operations and unrealized losses of $0.4 million recorded in other comprehensive income (a component of stockholders’ equity) related to our level 3 assets and liabilities.

Note 8. Long-term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. An aggregate of 100,000 shares of our common stock has been reserved for issuance under this plan. Simultaneous with the completion of our IPO, 4,500 shares of restricted common stock were granted to our independent directors pursuant to this plan (grant date fair value of $19.35 per share) that vest annually over three years. As of June 30, 2008, the plan had 95,500 common shares remaining available for future issuance. As of June 30, 2008, we had unrecognized compensation expense of $83,735 related to unvested shares of restricted stock. For the period ended June 30, 2008, we recorded $3,340 of compensation expense related to restricted stock awards.

Note 9. Management Agreement and Related Party Transactions

We entered into a management agreement with our Manager, which provides for an initial term through May 20, 2011 with automatic one-year extension options and subject to certain termination rights. We pay our Manager a monthly management fee equal to 1.25% per annum of our Stockholders’ Equity (as defined in the management agreement). As of June 30, 2008, management fees of $0.4 million were accrued and payable to our Manager.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. As of

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

June 30, 2008, expense reimbursements of $0.2 million were accrued and payable to our Manager. In addition, we are required to reimburse our Manager or American Capital for all one-time costs that our Manager or American Capital paid on behalf of us that were incurred in connection with our formation, organization and IPO. For the period ended June 30, 2008, these costs amounted to $0.3 million.

We will be required to pay our Manager a termination fee for non-renewal of the management agreement without cause. The termination fee will be equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of the termination.

Note 10. Commitments and Contingencies

From time to time, we may become involved in various claims and legal actions arising in the ordinary course of business. We are not aware of any reported or unreported contingencies at June 30, 2008.

Note 11. Dividends

On June 23, 2008, our Board of Directors declared a dividend of $0.31 per share for the second quarter of 2008. The dividend was paid on July 29, 2008 to common shareholders of record as of July 2, 2008.

Item 2. Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (MD&A) is designed to provide a reader of American Capital Agency Corp. financial statements with a narrative from the perspective of management. Our MD&A is presented in five sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward-Looking Statements

EXECUTIVE OVERVIEW

American Capital Agency Corp. (together with its consolidated subsidiary, is referred throughout this report as the “Company”, “we”, “us” and “our”) is a newly-organized real estate investment trust, or REIT, that invests exclusively in single-family residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which principal and interest are guaranteed by government-sponsored entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

We were organized on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering, or IPO. In connection with the IPO, we sold 10 million shares of our common stock at $20.00 per share for net proceeds of $186 million, net of the underwriters’ commission and estimated expenses. Concurrent with our IPO, in a private offering we sold five million shares of our common stock at $20.00 per share for aggregate proceeds of $100 million to American Capital, Ltd., or American Capital. Our common stock is traded on the NASDAQ Global Market under the symbol “AGNC”.

We are externally managed by American Capital Agency Management, LLC, or our Manager. Our Manager is a wholly-owned subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. We do not have any employees.

Our principal goal is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities. We fund our investments through short-term borrowings structured as repurchase agreements.

We intend to qualify as a REIT for federal income tax purposes and will elect to be taxed as a REIT under the Internal Revenue Code of 1986, as amended, or the Code, commencing with our taxable year ending December 31, 2008. We generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders and maintain our intended qualification as a REIT.

As of June 30, 2008, we had total assets of $2.4 billion. Our investment portfolio consisted entirely of fixed-rate agency securities. Our repurchase agreements outstanding were $2.2 billion and our stockholders’ equity was $0.3 billion, or $17.45 per share, for a leverage ratio of 8.27. For the period ended June 30, 2008, we reported net income of $5.5 million, or $0.37 per basic and diluted share. On June 23, 2008, we declared a cash dividend of $0.31 per share for the period ended June 30, 2008 to shareholders of record as of July 2, 2008, which was paid on July 29, 2008.

Recent Developments

Our business is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy and performance is influenced by the specific characteristics of these markets, including prepayment rates, interest rates and the interest rate yield curve. Our results of operations primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in prepayment speeds of the mortgages. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow which is generally based on the fair value of the portfolio and the advance rate the lenders are willing to lend against the portfolio.

Since the middle of 2007, commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the U.S. mortgage market. These losses have reduced financial industry capital leading to reduced liquidity for mortgage assets, more volatile valuations of mortgage assets and in some cases forced selling of mortgage assets. As a result, less financing on attractive terms is available for mortgage assets.

The payment of principal and interest on the agency securities that we invest in is guaranteed by Ginnie Mae, Freddie Mac or Fannie Mae. The payment of principal and interest on agency securities issued by Ginnie Mae is guaranteed by the full faith and credit of the U.S. government, while payment of principal and interest on agency securities issued by Freddie Mac or Fannie Mae is not guaranteed by the U.S. government. Any failure to honor its guarantee of agency securities by Freddie Mac or Fannie Mae or any downgrade of securities issued by Freddie Mac or Fannie Mae by the rating agencies could cause a significant decline in the value of and cash flow from, any agency securities we own that are guaranteed by such entity. The recent economic challenges in the residential mortgage market have significantly affected the financial results of Freddie Mac and Fannie Mae. Both Freddie Mac and Fannie Mae reported substantial losses in 2007 and continued to report losses in the first half of 2008. Subsequent to the end of the quarter, there have been increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. We believe Freddie Mac and Fannie Mae’s ability to fulfill their guarantees were significantly improved by the “The Housing and Economic Recovery Act of 2008”. This law (i) authorizes the Department of the Treasury to purchase obligations (including equity) of housing Government Sponsored Enterprises (GSEs), such as Fannie Mae and Freddie Mac, and expands an existing line of credit to the GSEs; (ii) reforms the regulatory supervision of the GSEs; and (iii) provides reform of the Federal Housing Administration. We will continue to monitor the developments of the GSEs and we may change our portfolio composition in response to changes in our views.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Members of American Capital’s senior management and its residential mortgage-backed securities, or RMBS, investment team serve as our Manager’s officers. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital, pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities. This access to American Capital’s infrastructure allows our Manager to dedicate its time to managing our investment portfolio on our behalf so that we may fully take advantage of opportunities in the agency securities market. American Capital had approximately $20 billion of capital resources under management and 619 employees as of June 30, 2008.

Our Investment Strategy

Our investment strategy is to build an investment portfolio consisting exclusively of agency securities that seeks to generate risk-adjusted returns. Agency securities carry an actual or implied AAA rating. Our Manager has established an investment committee comprised of its officers. The investment committee has established investment guidelines that have been approved by our Board of Directors. The investment committee can change our investment guidelines at any time with the approval of our Board of Directors. The following are our investment guidelines:

The investment committee has proposed, and our Board of Directors has approved, the following investment guidelines:

•	no investment shall be made in any non-agency securities;

•

our leverage may not exceed 10 times our stockholders’ equity (as computed in accordance with GAAP), which we refer to as our leverage threshold. In the event that our leverage inadvertently exceeds the leverage threshold, we may not utilize additional leverage without prior approval from our Board of Directors or until we are once again in compliance with the leverage threshold;

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and

•	prior to entering into any proposed investment transaction with American Capital or any of its affiliates, a majority of our independent directors must approve the terms of the transaction.

Agency securities consist of single-family residential pass-through certificates and CMOs for which the principal and interest are guaranteed by a U.S. Government agency or a U.S. Government sponsored entity.

•

Single-Family Residential Pass-Through Certificates. Single-family residential pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the security, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.

•

Collateralized Mortgage Obligations (CMOs). CMOs are structured instruments comprised of agency securities. Interest and principal, if applicable, plus pre-paid principal, on a CMO are paid on a monthly basis. CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates. Monthly payments of principal, including prepayments, are first returned to investors holding the shortest maturity class; investors holding the longer maturity classes receive principal only after the first class has been retired.

These securities are collateralized by either fixed-rate mortgage loans, or FRMs, adjustable-rate mortgage loans, or ARMs, or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. Our allocation between securities collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take these factors into account when we make these types of investments.

As of June 30, 2008, our investment portfolio totaled $2.4 billion financed at a leverage ratio of approximately 8.27, which is below the leverage approved by our Board of Directors and permitted under our master repurchase agreements of 10 times our stockholders’ equity. Financing spreads (the difference between yields on our investments and rates on related borrowings) averaged 315 basis points during the period ended June 30, 2008.

The size and composition of our investment portfolio depends on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment capital. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates, mortgage prepayments and market liquidity.

Our Financing Strategy

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements with financial institutions. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of up to 364 days. We currently expect our leverage will range between 6 to 8 times the amount of our stockholders’ equity. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity.

Our Hedging Strategy

As part of our risk management strategy, we may hedge our exposure to interest rate and prepayment risk as our Manager determines is in our best interest given our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk enhances our risk/return profile. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, futures, options or swap agreements to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates. We do not anticipate entering into hedging instruments for speculative or trading purposes.

Summary of Critical Accounting Policies

Our critical accounting policies relate to investment accounting, revenue recognition, securities valuation, derivative accounting and income taxes. Each of these items involves estimates that will require management to make judgments that are subjective in nature. We will rely on our Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies.

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale, or trading depending on our ability and intent to hold such security to maturity. Securities classified as available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Although we generally intend to hold most of our agency securities until maturity, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), a component of stockholders’ equity. Upon the sale of an investment security, any unrealized gain or loss is reclassified out of accumulated other comprehensive income to earnings as a realized gain or loss using the specific identification method.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of recovery in fair value of the agency security, and (3) our intent and ability to retain our investment in the agency security for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on securities that are considered other-than-temporary, as measured by the amount of the difference between the securities’ cost basis and its fair value are recognized as an impairment charge in earnings as an unrealized loss and the cost basis of the securities is adjusted.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of the agency securities is amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

We estimate long-term prepayment speeds using third party services, market data and internal models. The third party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. Management reviews the prepayment speeds estimated by the third-party services and compares the results to market consensus prepayment speeds, if available, and internal prepayments models. Management also considers historical prepayment speeds and current market conditions to validate reasonableness. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Repurchase Agreements

We finance the acquisition of agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. We have entered into master repurchase agreements with 14 financial institutions.

In instances where we acquire agency securities through repurchase agreements with the same counterparty from whom the agency securities were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase agency securities as a derivative instrument if the transaction does not comply with the criteria in Financial Accounting Standards Board (“FASB”) Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3, for gross presentation. If the transaction does not comply with the criteria for gross presentation in FSP FAS 140-3, such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in agency securities as a mortgage related receivable from the counterparty on our balance sheet. If the transaction complies with the criteria for gross presentation in FSP FAS 140-3, we record both the assets and the related financing on a gross basis in our consolidated balance sheet and the corresponding interest income and interest expense in our consolidated statements of operations. During the period ended June 30, 2008, we did not have any seller-financed acquisitions of agency securities that did not qualify for gross presentation.

Derivatives and Hedging Activities

We account for derivative financial instruments in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in other comprehensive income (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments in net income immediately. For derivatives not designated in hedging relationships under SFAS No. 133, the fair value adjustments are recorded in gain (loss) on derivative instruments in net income.

We estimate the fair value based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk.

In the normal course of business, we may use a variety of derivative financial instruments to manage, or hedge, interest rate risk on our borrowings. The Company does not enter into derivatives for trading or speculative purposes. To qualify for hedge accounting, the derivative financial instrument must meet the requirements of SFAS No. 133, including the derivative must be proven to be effective in offsetting the cash flows on the hedged transactions. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in gain (loss) on derivative instruments in net income for each period until the derivative instrument matures or is settled as well as any amounts that have been previously deferred in accumulated other comprehensive income may need to be reclassified to net income. Any derivative instrument used for risk management that does not meet the effective hedge criteria required for designation is marked-to-market with the fair value adjustments included in gain (loss) on derivative instruments in net income.

Income Taxes

We will elect to be taxed as a REIT in our tax return for the year ending December 31, 2008, under the provisions of the Code and the corresponding provisions of state law. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that we believe allows us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. If the Company failed to qualify as a REIT and did not qualify for certain statutory relief provisions, we would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four fiscal years following the year in which the REIT qualification was lost. Our domestic taxable REIT subsidiary, American Capital Agency TRS, LLC, will be subject to federal, state and, if applicable, local income tax.

FINANCIAL CONDITION

As of June 30, 2008, our investment portfolio consisted of $2.4 billion of agency securities. On average, the portfolio was deployed for approximately 27 days during the stub period since our IPO. As of June 30, 2008, the amortized cost basis of our investment portfolio was 102.2%. The following tables summarize certain characteristics of our investment portfolio as of June 30, 2008 (dollars in thousands):

					Weighted Average
	Par Value	Amortized Cost	Purchase Price	Fair Value	Coupon	Yield
Fannie Mae	$1,284,336	$1,304,897	101.6%	$1,293,433	6.06%	5.58%
Freddie Mac	259,983	265,001	101.9	261,957	6.12	5.56
Ginnie Mae	829,787	856,605	103.2	846,527	6.15	5.36

Total / Weighted average	$2,374,106	$2,426,503	102.2%	$2,401,917	6.10%	5.50%

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of June 30, 2008, the average final contractual maturity of the agency securities in our investment portfolio is 31 years. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated using third party services, market data and internal models. Our prepayment projections consider current and expected trends in interest rates, interest rate volatility, steepness of the yield curve, the mortgage rate of the outstanding loan, time to reset and the spread margin of the reset.

The following table summarizes our agency securities, at fair value, according to their estimated weighted average life classifications as of June 30, 2008 (dollars in thousands):

Less than one year	$—
Greater than one year and less than five years	213,931
Greater than or equal to five years	2,187,986

Total	$2,401,917

The constant prepayment rate, or CPR, reflects the percentage of principal that is prepaid over a period of time on an annualized basis. As interest rates rise, the rate of refinancings typically declines, which we expect may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of June 30, 2008, our portfolio was purchased at a net premium because in part, we believe that we are in an environment that will result in relatively slow CPRs. The CPR was approximately 4% for the period from our IPO through June 30, 2008. We expect that prepayments will continue to be slow in the near term due to higher mortgage rates, tighter underwriting standards and negative home price appreciation. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of the agency securities will be 16% as of June 30, 2008.

RESULTS OF OPERATIONS

The table below presents our condensed statement of operations and key portfolio statistics for the period from May 20, 2008 through June 30, 2008 (in thousands, except per share amounts):

Statement of Operations Data:
Interest income	$9,924
Interest expense	3,597

Net interest income	6,327

Other income	448
Expenses	(1,276)

Net income	$5,499

Net income per common share-basic and diluted	$0.37

Weighted average number of common shares outstanding-basic and diluted	15,000

Key Portfolio Statistics*:
Average agency securities(1)	$1,579,421
Average repurchase agreements(1)	$1,331,825
Average total assets(1)	$1,643,480
Average equity(2)	$273,966
Average asset yield(3)	5.50%
Average cost of funds(4)	2.35%
Net interest rate spread(5)	3.15%
Net return on average equity(6)	17.44%
Leverage (average during the period)(7)	4.86:1
Leverage (at period end)(8)	8.27:1
Expenses % of average assets(9)	0.67%
Expenses % of average equity(10)	4.05%
Book value per common share as of June 30, 2008(11)	$17.45

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Weighted average balance from May 20, 2008 to June 30, 2008.
(2)	Average of our beginning and ending equity during the period from May 20, 2008 to June 30, 2008.
(3)	Weighted average asset yield for the period was calculated by dividing our average interest income on agency securities less average amortization of premiums by our average agency securities.
(4)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements.
(5)	Net interest rate spread for the period was calculated by subtracting our weighted average cost of funds from our weighted average asset yield.
(6)	Net return on average equity for the period was calculated by dividing our net income by our average equity.
(7)	Leverage during the period was calculated by dividing our average repurchase agreements by our average equity.
(8)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements by our total shareholders’ equity at period end.
(9)	Expenses as a % of average assets was calculated by dividing our total expenses by our average total assets.
(10)	Expenses as a % of average equity was calculated by dividing our total expenses by our average equity.
(11)	Book value per common share was calculated by dividing our total shareholders’ equity by our number of common shares outstanding.

Interest Income and Asset Yield

Interest income was $9.9 million for the period ended June 30, 2008. The average yield on our investment portfolio was 5.50% for the period ended June 30, 2008. Net amortization of premiums and discounts on our investment portfolio of $0.8 million was included in interest income for the period ended June 30, 2008. The unamortized net premium as of June 30, 2008 was $52.4 million. The asset yield on our investment portfolio as of June 30, 2008 was 5.54%.

Leverage

Our weighted average leverage during the period ended June 30, 2008 was 4.86 times our average stockholders’ equity. As of June 30, 2008, our leverage was 8.27. We currently expect to maintain a leverage ratio of 6 to 8 times our stockholders’ equity, although the ratio may vary from this range from time to time based on various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrow capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. Certain of our master repurchase agreements contain a restriction that prohibits our leverage from exceeding 10 times the amount of our stockholders’ equity.

Interest Expense and Cost of Funds

Interest expense was $3.6 million for the period ended June 30, 2008. Our average cost of funds was 2.35% for the period ended June 30, 2008 compared to the average one-month LIBOR of 2.37% during the same period. Our average cost of funds was 2.39% as of June 30, 2008.

As of June 30, 2008, we had entered into six-month forward starting interest rate swap agreements for a total notional amount of $0.7 billion, or 32% of the outstanding balance under our repurchase agreements. There was no effect on interest expense during the period ended June 30, 2008 as all swaps were forward starting as of June 30, 2008.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $6.3 million for the period ended June 30, 2008. The net interest rate spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 3.15% for the period ended June 30, 2008. The net interest rate spread as of June 30, 2008 was also 3.15%.

Gain from Sale of Agency Security

For the period ended June 30, 2008, we sold one asset with a carrying value of $60.9 million for an aggregate gain of $0.2 million.

Management Fee and General and Administrative Expenses

We accrued a management fee of $0.4 million for the period ended June 30, 2008. We pay our Manager a monthly management fee equal to 1.25% per annum of our stockholders’ equity (as defined in the management agreement).

General and administrative expenses were $0.9 million for the period ended June 30, 2008. The general and administrative expenses for the period ended June 30, 2008 included non-recurring expenses of $0.3 million related to our initial organization and formation costs.

Net Income and Net Return on Equity

Net income was $5.5 million for the period ended June 30, 2008 or $0.37 per basic and diluted share. The net return on average equity for the period ended June 30, 2008 was 17.44%.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are borrowings under master repurchase agreements and monthly principal and interest payments on our investment portfolio. Other sources of funds may include proceeds from debt and equity offerings and asset sales. We generally use our liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for our continued qualification as a REIT.

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of up to 364 days. We currently expect our leverage will range between 6 to 8 times the amount of our stockholders’ equity. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. As of June 30, 2008, our leverage was 8.27 times the amount of our stockholders’ equity. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. Currently, we have master repurchase agreements with 14 financial institutions, subject to certain conditions, and have borrowings outstanding with 12 of these financial institutions as of June 30, 2008. Borrowings under repurchase arrangements secured by residential mortgage investments totaled $2.3 billion as of June 30, 2008. As of June 30, 2008, we had an amount at risk under a repurchase agreement with Deutsche Bank of $31 million which was greater than 10% of our stockholders’ equity. The weighted average maturity of the repurchase agreement with Deutsche Bank was 45 days as of June 30, 2008. We did not have any other amounts at risk with other financial institutions greater than 10% of our stockholders’ equity as of June 30, 2008.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of June 30, 2008, we have met all margin requirements. As of June 30, 2008, we had unrestricted cash of $8 million and unpledged securities of $90 million available to meet margin calls on our repurchase agreements.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by scheduled maturities as of June 30, 2008 (dollars in thousands):

Maturities	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$1,719,207	2.42%	16 days
31 - 59 days	403,890	2.29	55 days
60 - 90 days	43,519	2.32	65 days
Greater than 90 days	—	—	—

Total / Weighted average	$2,166,616	2.39%	24 days

Although we believe that we will have adequate sources of liquidity available to us through repurchase agreement financing to execute our business strategy, there can be no assurances that repurchase financing will be available to us upon the maturity of our current repurchase agreements to allow us to renew or replace our repurchase agreement financing on favorable terms or at all. The recent disruptions in the financial markets have resulted in greater price volatility of collateral, including agency securities, and reduced liquidity of repurchase agreement lenders. Many financial institutions, including repurchase agreement lenders, have experienced a reduction in their capacity to provide financing and have tightened their lending standards. In addition, if our repurchase agreement lenders default on their obligations to resell the underlying agency security back to us at the end of the term, we could incur a loss equal to the difference between the value of the agency security and the cash we originally received. In response to the continued deterioration of the markets subsequent to June 30, 2008, we feel it would be prudent to reduce our leverage in the short-term to the middle to lower end of our intended leverage range of 6 to 8 times the amount of our shareholders’ equity. Accordingly, we have opportunistically sold investments at attractive prices in the beginning of the third quarter of 2008 and thereby reduced our leverage ratio. We believe that this strategy will allow us, rather than the market, to control our leverage in a volatile market and would increase the likelihood that repurchase financing would continue to be available to us at times when the investment opportunities are at their highest levels.

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities thereby compressing the net spreads that we earn on our long-term fixed rate assets during a period of rising interest rates. As of June 30, 2008, our swap agreements had notional amounts totaling $0.7 billion and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of June 30, 2008, our derivatives were primarily comprised of six-month forward starting interest rate swaps, which had the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities.

The table below summarizes information about our outstanding swaps as of June 30, 2008 (dollars in thousands):

Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Net Estimated Fair Value
1 - 2 Years	$550,000	3.42%	$322
3 - 4 Years	50,000	4.37	(530)
4 - 5 Years	100,000	4.22	(225)
Greater than 5 Years	—	—	—

Total / Weighted average	$700,000	3.60%	$(433)

To qualify as a REIT, we must distribute annually at least 90% of our taxable income. To the extent that we annually distribute all of our taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations.

Off-Balance Sheet Arrangements

As of June 30, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

FORWARD LOOKING STATEMENTS

This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Our actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of our investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

Item 3.	Quantitative And Qualitative Disclosures About Market Risk

MARKET RISK

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we will be exposed to are interest rate risk, prepayment risk, liquidity risk, extension risk and inflation risk

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest bearing liabilities. Changes in the level of interest rates also can affect the value of the agency securities that constitute our investment portfolio and our ability to realize gains from the sale of these assets.

We utilize a variety of financial instruments, including interest rate caps, collars, floors, forward contracts, futures, options or swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using third party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at June 30, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock.

Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected agency securities prices relies on assumptions that define specific agency securities spreads at projected interest rate levels. To the extent that these estimates do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections.

Change in Interest Rate	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value, with Effect of Interest Rate Swaps
+100 Basis Points	(22)%	(3.94)%
-100 Basis Points	13%	2.42%

(1)	Does not include the effect of our forward starting swaps.

Prepayment Risk

Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar agency securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of June 30, 2008, we had cash and cash equivalents of $8 million and unpledged agency securities of $90 million available to meet margin calls on our repurchase agreements and for other corporate purposes. However, should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to roll over our repurchase agreements.

Extension Risk

The projected weighted-average life of our investments is based on our assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when we acquire a FRM or hybrid ARM security, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related agency security.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the FRM or hybrid ARM security would remain fixed. This situation may also cause the market value of our FRM or hybrid ARM security to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors based primarily by our net income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 4.	Controls And Procedures

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the SEC Act of 1934, as amended. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II.— OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2008, we have no legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to Rule 424b(4) on May 16, 2008 with the Securities and Exchange Commission in connection with our initial public offering, except as described below.

You should carefully consider the risks described below and all other information contained in this interim report on Form 10-Q, including our interim consolidated financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Our Investing and Financing Strategy

Continued adverse developments in the broader residential mortgage market may adversely affect the value of the agency securities in which we invest.

In 2008, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Recently, some commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate related assets, including agency securities and other high-quality RMBS assets. As a result, values for RMBS assets, including some agency securities and other AAA-rated RMBS assets, have experienced significant volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our agency securities.

We invest exclusively in agency securities and rely on our agency securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The agency securities we invest in are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are be reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, a decline in fair values may reduce the book value of our assets. Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings. If market conditions result in a decline in the value of our agency securities, our financial position and results of operations could be adversely affected.

To the extent that we invest in agency securities that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these U.S. Government-sponsored entities may not be able to fully satisfy their guarantee obligations, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

The interest and principal payments we receive on the agency securities in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we may invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not guaranteed by the U.S. government. All the agency securities in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

The recent economic challenges in the residential mortgage market have affected the financial results and stock values of Fannie Mae and Freddie Mac. Fannie Mae and Freddie Mac have stated that losses on guarantees of agency securities are expected to continue and that significant increases in credit-related expenses and credit losses would continue through 2008. If Fannie Mae and Freddie Mac continue to suffer significant losses and their stock values continue to decline, investors may perceive these firms are financially unstable, which may further exacerbate declines in their stock values and threaten their financial stability. This could affect the ability of Fannie Mae and Freddie Mac to honor their respective agency securities guarantees. Further, any actual or perceived financial challenges at either Fannie Mae or Freddie Mac could cause the rating agencies to downgrade the corporate credit ratings of Fannie Mae or Freddie Mac. Moody’s Investor Service’s, or Moody’s, Bank Financial Strength Rating, or BFSR, measures the likelihood that a financial institution will require financial assistance.

Any failure to honor guarantees on agency securities by Fannie Mae or Freddie Mac or any downgrade of securities issued by Fannie Mae or Freddie Mac by the rating agencies could cause a significant decline in the cash flow from, and the value of, any agency securities we may own and the market for these securities may be adversely affected for a significant period of time. We may be unable to sell or finance agency securities on favorable terms or at all and our financial position and results of operations could be adversely affected.

Continued adverse developments in the residential mortgage market, including recent defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money to acquire agency securities on a leveraged basis, on favorable terms or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire agency securities on a leveraged basis. Recently, some commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed RMBS which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we were unable to obtain cost-effective financing for our investments.

Failure to procure adequate repurchase agreement financing, or to renew (roll) or replace existing repurchase agreement financing as it matures, would adversely affect our results of operations and may, in turn, negatively affect the market value of our common stock and our ability to make distributions to our stockholders.

We use repurchase agreement financing as a strategy to increase our return on investments. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make repurchase agreement financing available to us at acceptable rates;

•	certain of our lenders exit the repurchase market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.

We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Over the last few months, investors and financial institutions that lend in the securities repurchase market, have tightened lending standards in response to the difficulties and changed economic conditions that have materially adversely affected the RMBS market. While the market disruptions have been most pronounced in the non-agency RMBS market, recently, the impact has extended to agency RMBS and the value of these assets have declined and become relatively illiquid compared to prior periods. Any decline in their value, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Additionally, the lenders from which we have obtained repurchase financing may have owned or financed RMBS that have declined in value and caused the lender to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions.

Pursuant to the terms of borrowings under our master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We have entered into master repurchase agreements with 14 financial institutions. We have borrowed under certain of these master repurchase agreements to finance the acquisition of agency securities for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the subject agency securities may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate agency securities generally are more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell either directly or through a foreclosure our agency securities under adverse market conditions. Because of the significant leverage we have, we may incur substantial losses upon the threat or occurrence of a margin call.

Our borrowings, which are generally made under our master repurchase agreements, may qualify for special treatment under the Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the Bankruptcy Code and to liquidate the collateral under these agreements without delay.

If our lenders pursuant to our repurchase transactions default on their obligations to resell the underlying agency security back to us at the end of the transaction term, or if the value of the underlying agency security has declined by the end of the term or if we default on our obligations under the transaction, we will lose money on these transactions.

When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 30 to 90 days, but which may have terms up to 364 days. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. Many financial institutions from which we may obtain repurchase agreement financing have recently increased their haircut on pass-through securities, from approximately 3% on average to approximately 5% on average, which means that we will only be able to borrow against approximately 95% of the value of the agency securities we will initially sell in these transactions. These increased haircuts will require us to post additional cash collateral for our agency securities. The haircut rates under the 14 master repurchase agreements we have entered into will not be set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell the securities to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our stockholders.

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to establish a suitable replacement facility on acceptable terms or at all.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

On May 14, 2008, the Securities and Exchange Commission declared effective our Registration Statement on Form S-11 (File No. 333-149167) relating to our initial public offering. The offering date was May 14, 2008. The initial public offering was underwritten by Citigroup Global Markets Inc. and Merrill Lynch, Pierce, Fenner & Smith Incorporated acting as the representatives of Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., Morgan Stanley & Co. Incorporated, Banc of America Securities LLC, HSBC Securities (USA) Inc., JMP Securities LLC and RBC Capital Markets Corporation. We registered 10,000,000 shares of our common stock, par value $0.01 per share. On May 20, 2008, we sold 10,000,000 of common stock in our initial public offering at a price to the public of $20.00 per share for an aggregate offering price of approximately $200.0 million. In connection with the offering, we paid approximately $12.5 million in underwriting discounts and commissions and incurred approximately $1.5 million of other offering expenses. None of the underwriting discounts and commissions or offering expenses were incurred or paid, directly or indirectly, to directors or officers of ours or their associates or to persons owning 10% or more of our common stock or to any affiliates of ours. After deducting the underwriting discounts and commissions and these other offering expenses, we estimate that the net proceeds from the offering equaled approximately $186 million.

In a concurrent private offering, we sold American Capital 5,000,000 shares of our common stock at a price of $20 per share, for aggregate proceeds of approximately $100.0 million. We did not pay any underwriting fees, commissions or discounts with respect to the shares we sold to American Capital. We relied on the exemption from registration provided by Section 4(2) of the Securities Act for the sale of the shares to American Capital.

We invested the net proceeds of these offerings in accordance with our investment objectives and strategies as described in the prospectus comprising a part of the Registration Statement referenced above. There has been no material change in our planned use of proceeds from our initial public offering as described in our final prospectus filed with the Securities and Exchange Commission pursuant to Rule 424(b).

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation.

3.2	American Capital Agency Corp. Amended and Restated Bylaws.

4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation.

4.2	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws.

10.1	Registration Rights Agreement between American Capital Agency Corp. and American Capital Strategies, Ltd., dated May 20, 2008.

10.2	Management Agreement between American Capital Agency Corp. and American Capital Agency Management, LLC, dated May 20, 2008.

*10.3	American Capital Agency Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.1 of the Registration Statement on Form S-8 (File No. 333-151027), filed on May 20, 2008.

10.4	Restricted Stock Agreement between American Capital Agency Corp. and Morris A. Davis, dated May 20, 2008.

10.5	Restricted Stock Agreement between American Capital Agency Corp. and Randy E. Dobbs, dated May 20, 2008.

10.6	Restricted Stock Agreement between American Capital Agency Corp. and Larry K. Harvey, dated May 20, 2008.

10.7	Stock Purchase Agreement by and between American Capital Agency Corp. and American Capital Strategies, Ltd., dated May 14, 2008.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: August 14, 2008	By:	/s/ MALON WILKUS
Malon Wilkus
Chairman of the Board of Directors, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation.

3.2	American Capital Agency Corp. Amended and Restated Bylaws.

4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation.

4.2	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws.

10.1	Registration Rights Agreement between American Capital Agency Corp. and American Capital Strategies, Ltd., dated May 20, 2008.

10.2	Management Agreement between American Capital Agency Corp. and American Capital Agency Management, LLC, dated May 20, 2008.

10.4	Restricted Stock Agreement between American Capital Agency Corp. and Morris A. Davis, dated May 20, 2008.

10.5	Restricted Stock Agreement between American Capital Agency Corp. and Randy E. Dobbs, dated May 20, 2008.

10.6	Restricted Stock Agreement between American Capital Agency Corp. and Larry K. Harvey, dated May 20, 2008.

10.7	Stock Purchase Agreement by and between American Capital Agency Corp. and American Capital Strategies, Ltd., dated May 14, 2008.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.