Form 10-Q
period 2008-09-30
American Capital Agency Corp
filed 2008-10-31
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2008

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

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 15, 2008, was 15,004,600.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1.	Consolidated Financial Statements	2
	Consolidated Balance Sheets as of September 30, 2008 and June 30, 2008 (unaudited)	2
	Consolidated Statement of Operations for the three months ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008 (unaudited)	3
	Consolidated Statement of Stockholders’ Equity for the period from May 20, 2008 through September 30, 2008 (unaudited)	4
	Consolidated Statement of Cash Flows for the period from May 20, 2008 through September 30, 2008 (unaudited)	5
	Notes to Consolidated Financial Statements (unaudited)	6
Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations	19
Item 3.	Quantitative and Qualitative Disclosures About Market Risk	33
Item 4.	Controls and Procedures	35
PART II. OTHER INFORMATION

Item 1.	Legal Proceedings	35
Item 1A.	Risk Factors	35
Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds	41
Item 3.	Defaults Upon Senior Securities	41
Item 4.	Submission of Matters to a Vote of Security Holders	41
Item 5.	Other Information	41
Item 6.	Exhibits	42

Signatures		43

ITEM 1. Consolidated Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(unaudited)

(in thousands, except per share data)

	September 30, 2008	June 30, 2008
Assets:
Investment portfolio, at fair value ($1,500,362 and $2,311,563 pledged under repurchase and derivative agreements, respectively)	$1,624,060	$2,401,917
Cash and cash equivalents	17,031	7,842
Restricted cash	18,914	15,859
Derivative assets, at fair value	2,935	1,259
Interest receivable	8,375	12,059
Receivable for agency securities sold	53,531	—
Other assets	613	831

Total assets	$1,725,459	$2,439,767

Liabilities:
Repurchase agreements	$1,434,363	$2,166,616
Accrued interest payable	1,875	2,612
Derivative liabilities, at fair value	5,114	1,584
Dividend payable	15,005	4,651
Due to Manager	482	925
Accounts payable and other accrued liabilities	758	1,497

Total liabilities	1,457,597	2,177,885

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 15,005 shares issued and outstanding, respectively	150	150
Additional paid-in capital	285,910	285,903
Retained earnings	4,744	848
Accumulated other comprehensive loss	(22,942)	(25,019)

Total stockholders’ equity	267,862	261,882

Total liabilities and stockholders’ equity	$1,725,459	$2,439,767

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(unaudited)

(in thousands, except per share data)

	Three months ended September 30,	For the period from May 20, 2008 (date operations commenced) through June 30,	For the period from May 20, 2008 (date operations commenced) through September 30,
	2008	2008	2008
Interest income:
Interest income	$28,071	$9,924	$37,995
Interest expense	11,009	3,597	14,606

Net interest income	17,062	6,327	23,389

Other income:
(Loss) gain on sale of agency securities	(162)	231	69
Gain on derivative instruments	4,340	217	4,557

Total other income	4,178	448	4,626

Expenses:
Management fees	915	402	1,317
General and administrative expenses	1,424	874	2,298

Total expenses	2,339	1,276	3,615

Net income	$18,901	$5,499	$24,400

Net income per common share-basic and diluted	$1.26	$0.37	$1.63

Weighted average number of common shares outstanding-basic and diluted	15,000	15,000	15,000

Dividends declared per common share	$1.00	$0.31	$1.31

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(unaudited)

(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, May 20, 2008 (date operations commenced)	—	$—	—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	5,499	—	5,499
Other comprehensive loss:
Unrealized loss on available-for-sale securities	—	—	—	—	—	—	(24,586)	(24,586)
Unrealized loss on derivative instruments	—	—	—	—	—	—	(433)	(433)

Comprehensive income (loss)	—	—	—	—	—	5,499	(25,019)	(19,520)
Issuance of common stock	—	—	15,000	150	285,900	—	—	286,050
Issuance of restricted stock	—	—	5	—	—	—	—	—
Stock-based compensation	—	—	—	—	3	—	—	3
Common dividends declared	—	—	—	—	—	(4,651)	—	(4,651)

Balance, June 30, 2008	—	$—	15,005	$150	$285,903	$848	$(25,019)	$261,882
Net income	—	—	—	—	—	18,901	—	18,901
Other comprehensive income:
Unrealized gain on available-for-sale securities	—	—	—	—	—	—	1,995	1,995
Reclassification adjustment for net loss included in net income	—	—	—	—	—	—	4,556	4,556
Unrealized loss on derivative instruments	—	—	—	—	—	—	(4,474)	(4,474)

Comprehensive income	—	—	—	—	—	18,901	2,077	20,978
Stock-based compensation	—	—	—	—	7	—	—	7
Common dividends declared	—	—	—	—	—	(15,005)	—	(15,005)

Balance, September 30, 2008	—	$—	15,005	$150	$285,910	$4,744	$(22,942)	$267,862

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 20, 2008 (date operations commenced) THROUGH SEPTEMBER 30, 2008

(unaudited)

(in thousands)

Operating activities:
Net income	$24,400
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of agency securities premiums and discounts, net	3,143
Stock-based compensation	10
Gain on sale of agency securities	(69)
Gain on derivative instruments	(4,557)
Increase in interest receivable	(7,947)
Increase in other assets	(613)
Increase in accrued interest payable	1,875
Increase in due to Manager	482
Increase in accounts payable and other accrued liabilities	758

Net cash used in operating activities	17,482

Investing activities:
Purchases of agency securities	(2,654,243)
Proceeds from sale of agency securities	906,133
Proceeds from derivative instruments	1,829
Principal collections on agency securities	48,982

Net cash used in investing activities	(1,697,299)

Financing activities:
Net proceeds from common stock offerings	286,050
Cash dividends paid	(4,651)
Increase in restricted cash	(18,914)
Proceeds from repurchase arrangements	7,310,900
Repayments on repurchase arrangements	(5,876,537)

Net cash provided by financing activities	1,696,848

Net change in cash and cash equivalents	17,031
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$17,031

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

Note 2. Organization

We were organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 when we completed our initial public offering, or IPO, of ten million common shares. Concurrent with our IPO, American Capital, Ltd., or American Capital, purchased five million shares of our common shares in a private offering. We will elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our tax year ending December 31, 2008. As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our shareholders. We are managed by American Capital Agency Management, LLC, or our Manager, a subsidiary of a wholly-owned portfolio company of American Capital.

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

Restricted Cash

Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements and interest rate swaps. Restricted cash is carried at cost which approximates fair value.

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

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (1) the length of time and the extent to which the fair value has been less than cost, (2) the financial condition and near-term prospects of recovery in the fair value of the agency security, and (3) our intent and ability to retain our investment in the agency security for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on securities that are considered other-than-temporary, as measured by the amount of the decline in fair value attributable to other-than-temporary factors, are recognized as an impairment charge in earnings as an unrealized loss and the cost basis of the securities are adjusted.

Upon a decision to sell an impaired available-for-sale investment security on which we do not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. We recognize an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. We did not recognize any other-than-temporary impairment on any of our agency securities for the period from May 20, 2008 through September 30, 2008.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of the agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

We estimate long-term prepayment speeds using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. Management reviews the prepayment speeds estimated by the third-party services and compares the results to market consensus prepayment speeds, if available, and internal prepayment models. Management also considers historical prepayment speeds and current market conditions to validate reasonableness. Actual and anticipated

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Repurchase Agreements

We finance the acquisition of agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. We have entered into master repurchase agreements with 15 financial institutions.

In instances where we acquire agency securities through repurchase agreements with the same counterparty from whom the agency securities were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase agency securities as a derivative instrument if the transaction does not comply with the criteria in Financial Accounting Standards Board (“FASB”) Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3, for gross presentation. If the transaction does not comply with the criteria for gross presentation in FSP FAS 140-3, such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. If the transaction complies with the criteria for gross presentation in FSP FAS 140-3, we record both the assets and the related financing on a gross basis in our consolidated balance sheet and the corresponding interest income and interest expense in our consolidated statements of operations. During the period from May 20, 2008 through September 30, 2008, we did not have any seller-financed acquisitions of agency securities that did not qualify for gross presentation.

Manager Compensation

The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 9 for disclosure on the terms of the management agreement and administrative services agreement.

Derivatives Instruments

The principal derivatives that we use are interest rate swaps, to-be-announced (“TBA”) securities and put and call options on TBA securities. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in other comprehensive income (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments in net income immediately. For derivatives not designated in hedging relationships under SFAS No. 133, the fair value adjustments are recorded in gain (loss) on derivative instruments in net income. Derivatives in a gain position are reported as derivative assets, at fair value and derivatives in a loss position are reported as derivative liabilities, at fair value in our consolidated balance sheets. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in gain (loss) on derivative instruments in net income for each period until the derivative instrument matures or is settled. Any amounts that have been previously deferred in accumulated other comprehensive income may need to be reclassified to net income. We generally enter into interest rate swaps with the intention of qualifying for hedge accounting.

We may write put and call options on TBA securities. Under a put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments in our consolidated statement of operations. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from SFAS No. 133 if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Since we have not asserted that physical settlement is probable, we have accounted for all such commitments as derivatives and accordingly all realized and unrealized gains and losses are recognized in our consolidated statement of operations.

We estimate the fair value of interest rate swaps based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk and we consider the impact of any collateral requirements, credit enhancements or netting arrangements on credit risk. TBA securities are valued using third-party pricing services. These third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties.

Income Taxes

We will elect to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law, commencing with the tax year ending December 31, 2008. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four fiscal years following the year in which the REIT qualification was lost. Our domestic taxable REIT subsidiary, American Capital Agency TRS, LLC, will be subject to federal, state and, if applicable, local income tax. For the period from May 20, 2008 through September 30, 2008, we had no activity in American Capital Agency TRS, LLC.

Recent Accounting Pronouncements

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. The objective of SFAS No. 161 is to improve financial reporting about derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. SFAS No. 161 is effective for financial statements issued for fiscal years and interim periods beginning after November 15, 2008, with early application encouraged. We did not early adopt SFAS No. 161. Management is currently evaluating the enhanced disclosure requirements and the impact on our consolidated financial statements of adopting SFAS No. 161.

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating earnings per share (“EPS”) pursuant to FASB Statement No. 128, Earnings per Share. In FSP EITF 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management is currently evaluating the impact on our consolidated financial statements of adopting FSP EITF 03-6-1.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Agency Securities

The following tables summarize our available-for-sale agency securities as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	As of September 30, 2008
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$766,500	$246,598	$590,862	$1,603,960
Unamortized discount	(48)	—	—	(48)
Unamortized premium	13,963	4,519	19,701	38,183

Amortized cost	780,415	251,117	610,563	1,642,095
Gross unrealized gains	256	8	—	264
Gross unrealized losses	(6,354)	(2,269)	(9,676)	(18,299)

Estimated fair value	$774,317	$248,856	$600,887	$1,624,060

Weighted average coupon	6.07%	6.10%	6.18%	6.12%
Weighted average yield(1)	5.60%	5.60%	5.36%	5.50%

	As of June 30, 2008
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$1,284,336	$259,983	$829,787	$2,374,106
Unamortized discount	(48)	—	—	(48)
Unamortized premium	20,609	5,018	26,818	52,445

Amortized cost	1,304,897	265,001	856,605	2,426,503
Gross unrealized gains	78	—	—	78
Gross unrealized losses	(11,542)	(3,044)	(10,078)	(24,664)

Estimated fair value	$1,293,433	$261,957	$846,527	$2,401,917

Weighted average coupon	6.06%	6.12%	6.15%	6.10%
Weighted average yield(2)	5.58%	5.56%	5.36%	5.50%

(1)	Weighted average yield for the quarter ended September 30, 2008 and incorporates future prepayment assumptions.
(2)	Weighted average yield for the period from May 20, 2008 to June 30, 2008 and incorporates future prepayment assumptions.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities of the agency securities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of September 30, 2008 and June 30, 2008, according to their estimated weighted average life classifications (dollars in thousands):

	As of September 30, 2008			As of June 30, 2008
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$—	$—	—	$—	$—	—
Greater than one year and less than five years	619,947	625,635	6.25%	213,931	215,569	6.35%
Greater than or equal to five years	1,004,113	1,016,460	6.03%	2,187,986	2,210,934	6.07%

Total	$1,624,060	$1,642,095	6.12%	$2,401,917	$2,426,503	6.10%

The weighted average lives of the agency securities as of September 30, 2008 and June 30, 2008 in the table above incorporates anticipated future prepayment assumptions. We estimate long-term prepayment assumptions using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors.

The following table presents the gross unrealized losses and estimated fair values of the Company’s agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
September 30, 2008	$1,479,741	$(18,299)	$—	$—	$1,479,741	$(18,299)
June 30, 2008	$2,345,966	$(24,664)	$—	$—	$2,345,966	$(24,664)

During the quarter ended September 30, 2008, we sold agency securities with a cost basis of $898.7 million for proceeds of $898.5 million realizing a loss of $0.2 million. During the period from May 20, 2008 through June 30, 2008, we sold agency securities with a carrying value of $60.9 million for proceeds of $61.1 million realizing a gain of $0.2 million.

The decline in value of these securities is likely due to recent market volatility resulting from decreased market liquidity and increased uncertainty amongst participants facing material structural changes in the market place. All of the agency securities are “AAA” rated or carry an implied “AAA” rating. The investments are not considered other-than-temporarily impaired because we currently have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Also, the timely delivery of principal and interest payments is guaranteed by the issuing government agency or government sponsored entity.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following tables summarize our agency securities pledged as collateral under repurchase agreements and swaps by type as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	As of September 30, 2008
	Agency Securities Pledged Under Repurchase Agreements			Agency Securities Pledged Under Derivative Agreements
Type	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Swaps	Total Fair Value of Agency Securities Pledged and Accrued Interest
Fannie Mae	$670,443	$676,062	$3,357	$18,942	$19,005	$96	$692,838
Freddie Mac	219,052	221,002	1,165	3,076	3,118	15	223,308
Ginnie Mae	588,849	598,456	3,056	—	—	—	591,905

Total	$1,478,344	$1,495,520	$7,578	$22,018	$22,123	$111	$1,508,051

	As of June 30, 2008
	Agency Securities Pledged Under Repurchase Agreements			Agency Securities Pledged Under Derivative Agreements
Type	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Swaps	Total Fair Value of Agency Securities Pledged and Accrued Interest
Fannie Mae	$1,236,817	$1,247,833	$6,197	$2,531	$2,573	$13	$1,245,558
Freddie Mac	225,688	228,326	1,144	—	—	—	226,832
Ginnie Mae	846,527	856,605	4,250	—	—	—	850,777

Total	$2,309,032	$2,332,764	$11,591	$2,531	$2,573	$13	$2,323,167

The following table summarizes our agency securities pledged as collateral under repurchase agreements by maturity as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	As of September 30, 2008			As of June 30, 2008
Maturity	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value/ Carrying Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$1,329,258	$1,344,537	$6,838	$1,833,739	$1,851,107	$9,206
31 - 59 days	99,417	100,634	494	427,316	432,982	2,148
60 - 90 days	49,669	50,349	246	47,977	48,675	237
Greater than 90 days	—	—	—	—	—	—

Total / Weighted Average	$1,478,344	$1,495,520	$7,578	$2,309,032	$2,332,764	$11,591

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 5. Repurchase Agreements

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2008, we have met all margin requirements.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by scheduled maturities as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	As of September 30, 2008			As of June 30, 2008
Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$1,298,895	2.78%	15 days	$1,719,207	2.42%	16 days
31 - 59 days	92,349	2.69%	56 days	403,890	2.29%	55 days
60 - 90 days	43,119	2.45%	63 days	43,519	2.32%	65 days
Greater than 90 days	—	—	—	—	—	—

Total /Weighted Average	$1,434,363	2.77%	19 days	$2,166,616	2.39%	24 days

As of September 30, 2008, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our counterparties.

Note 6. Derivative Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, futures, options or swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. As of September 30, 2008, our derivatives were primarily comprised of forward starting interest rate swaps, which will have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities, TBA securities and put and call options on TBA securities. Our interest rate swaps are used to manage the interest rate risk created by our floating rate short-term repurchase agreements. Under our interest rate swaps, we pay a fixed rate and receive a floating rate based on LIBOR. Collectively, our interest rate swaps, put and call options and TBA securities are incorporated to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to shareholders.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we are required to pledge assets as collateral for some of our derivatives, whose amounts vary over time based on the market value, notional amount and

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

remaining term of the derivative. We had agency securities with a fair value of $9.0 million and cash of $2.2 million pledged as collateral against our interest rate swaps as of September 30, 2008. As of September 30, 2008, we had agency securities with a fair value of $13.0 million pledged as collateral against our TBA securities. In the event of a default by a counterparty we may not receive payments provided for under the terms of our derivatives, and may have difficulty obtaining our assets pledged as collateral for our derivatives. We do not anticipate any defaults by our counterparties.

The table below summarizes information about our outstanding interest rate swaps as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	As of September 30, 2008			As of June 30, 2008
Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Net Estimated Fair Value	Notional Amount	Weighted Average Fixed Pay Rate	Net Estimated Fair Value
1 - 2 Years	$550,000	3.42%	$(2,348)	$550,000	3.42%	$322
3 - 4 Years	50,000	4.37%	(1,148)	50,000	4.37%	(530)
4 - 5 Years	100,000	4.22%	(1,618)	100,000	4.22%	(225)
Greater than 5 Years	—	—	—	—	—	—

Total / Weighted Average	$700,000	3.60%	$(5,114)	$700,000	3.60%	$(433)

Our interest rate swaps had no effect on interest expense during the periods ended September 30, 2008 and June 30, 2008 as all swaps were forward starting with effective dates starting in the fourth quarter of 2008. During the quarter ended September 30, 2008, we recorded a loss of $0.2 million in gain on derivative instruments in our consolidated statement of operations for hedge ineffectiveness on our outstanding interest rate swaps.

The table below summarizes information about our outstanding TBA securities as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	As of September 30, 2008				As of June 30, 2008
TBA Security	Net Notional Long/(Short)	Settlement	Weighted Average Coupon	Estimated Fair Value	Net Notional Long/(Short)	Settlement	Weighted Average Coupon	Estimated Fair Value
Fannie Mae	$(175,000)	10/08	5.8%	$927	$—	—	—	$—
Ginnie Mae	(250,000)	10/08	6.0%	2,008	25,000	8/08	6.0%	107
Freddie Mac	—	—	—	—	—	—	—	—

Total	$(425,000)			$2,935	$25,000			$107

During the quarter ended September 30, 2008, we recorded a gain of $4.5 million in gain on derivative instruments in our consolidated statement of operations related to our settled and unsettled put and call options and TBA securities. There were no outstanding put or call options as of September 30, 2008 and June 30, 2008.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Derivative Instruments

Interest rate swaps are valued using a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates and the pay rate on the interest rate swaps. Credit valuation adjustments for nonperformance risk, if any, include a quantitative and/or qualitative evaluation of both our and our counterparty’s credit risk.

TBA securities are valued using third-party pricing services. These third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our financial assets and liabilities carried at fair value on a recurring basis are valued as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$774,317	$—	$774,317
Ginnie Mae	—	600,887	—	600,887
Freddie Mac	—	248,856	—	248,856

Total agency securities	$—	$1,624,060	$—	$1,624,060

Derivative instruments:
Assets	$—	$2,935	$—	$2,935
Liabilities		—	(5,114)	(5,114)

Total derivative instruments, net	$—	$2,935	$(5,114)	$(2,179)

Total	$—	$1,626,995	$(5,114)	$1,621,881

During the quarter ended September 30, 2008, we recognized a loss of $0.2 million in our consolidated statement of operations and an unrealized loss of $4.5 million recorded in other comprehensive income (a component of stockholders’ equity) related to our level 3 assets and liabilities. The following table sets forth a summary of changes in the fair value of financial assets and liabilities measured using Level 3 inputs for the quarter ended September 30, 2008 (in thousands):

	Balances, July 1, 2008	Realized Gains/ (Losses)	Reversal of Prior Period Appreciation/ (Depreciation) on Realization	Appreciation/ (Depreciation)(1)	Purchases, Sales, Issuances & Settlements, Net	Transfers In & Out of Level 3	Balances, September 30, 2008
Derivatives, net	$(433)	$—	$—	$(4,681)	$—	$—	$(5,114)

(1)	$4.5 million recorded as an unrealized loss on derivative instruments in other comprehensive income (a component of stockholders’ equity) and $0.2 million recorded as a loss in gain on derivative instruments in our consolidated statement of operations as a result of hedge ineffectiveness on our outstanding interest rate swaps for the quarter ended September 30, 2008.

Note 8. Long-term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. An aggregate of 100,000 shares of our common stock has been reserved for issuance under this plan. Simultaneous with the completion of our IPO, 4,500 shares of restricted common stock were granted to our independent directors pursuant to this plan (grant date fair value of $19.35 per share) that vest annually over three years. As of September 30, 2008, the plan had 95,500 common shares remaining available for future issuance. As of September 30, 2008, we had unrecognized compensation expense of $76,419 related to unvested shares of restricted stock. We recorded compensation expense of $7,316 related to restricted stock awards during the quarter ended September 30, 2008. For the period from May 20, 2008 through June 30, 2008, we recorded compensation expense of $3,340 related to restricted stock awards.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 9. Management Agreement and Related Party Transactions

We entered into a management agreement with our Manager, which provides for an initial term through May 20, 2011 with automatic one-year extension options and subject to certain termination rights. We pay our Manager a monthly management fee equal to 1.25% per annum of our stockholders’ equity (as defined in the management agreement). For the period from May 20, 2008 through June 30, 2008 and the quarter ended September 30, 2008, management fees of $0.4 million and $0.9 million, respectively, were expensed.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For the period from May 20, 2008 through June 30, 2008 and for the quarter ended September 30, 2008, expense reimbursements of $0.3 million and $0.5 million, respectively, were expensed. In addition, we are required to reimburse our Manager, or American Capital, for all one-time costs that our Manager, or American Capital, paid on behalf of us that were incurred in connection with our formation, organization and IPO. These costs amounted to $0.3 million for the period from May 20, 2008 through September 30, 2008.

As of June 30, 2008 and September 30, 2008, $0.9 million and $0.5 million, respectively, were payable to our Manager.

We will be required to pay our Manager a termination fee for non-renewal of the management agreement without cause. The termination fee will be equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of the termination.

Note 10. Dividends

On September 19, 2008, our Board of Directors declared a dividend of $1.00 per share for the third quarter of 2008. The dividend was paid on October 10, 2008 to common shareholders of record as of September 29, 2008.

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

EXECUTIVE OVERVIEW

American Capital Agency Corp. (together with its consolidated subsidiary, is referred throughout this report as the “Company”, “we”, “us” and “our”) is a real estate investment trust, or REIT, that invests exclusively in single-family residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which principal and interest are guaranteed by government-sponsored entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

We were organized on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering, or IPO. In connection with the IPO, we sold ten million shares of our common stock at $20.00 per share for net proceeds of $186 million, net of the underwriters’ commission and other offering expenses. Concurrently with our IPO, in a private offering we sold five million shares of our common stock at $20.00 per share for aggregate proceeds of $100 million to American Capital, Ltd., or American Capital. Our common stock is traded on the NASDAQ Global Market under the symbol “AGNC”.

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

As of September 30, 2008, we had total assets of $1.7 billion. Our $1.6 billion investment portfolio consisted entirely of fixed-rate agency securities. Our repurchase agreements outstanding were $1.4 billion and our stockholders’ equity was $0.3 billion, or $17.85 per share, for a leverage ratio of 5.4 times our stockholders’ equity. During the quarter ended September 30, 2008, we reported net income of $18.9 million, or $1.26 per basic and diluted share. For the period from May 20, 2008 through September 30, 2008, we reported net income of $24.4 million, or $1.63 per basic and diluted share. We have declared dividends of $1.31 per share through September 30, 2008, which represents a 80% dividend payout ratio of our net income per share.

Recent Developments

Our business is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy and performance is influenced by the specific characteristics of these markets, including prepayment rates, interest rates and the interest rate yield curve. Our results of operations primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of discounts, varies primarily as a result of changes in prepayment speeds of the agency securities. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow which is generally based on the fair value of the portfolio and the advance rate the lenders are willing to lend against the collateral provided.

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

Due to increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, the government passed the “Housing and Economic Recovery Act of 2008” on July 30, 2008. As a result of this legislation, Fannie Mae and Freddie Mac have been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA now controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Department of Treasury (“U.S. Treasury”) and FHFA have entered into separate preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Treasury has established a new secured lending credit facility available until December 2009 to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop; and (iii) the U.S. Treasury has initiated a temporary program to purchase RMBS issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

The Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or

TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008. In addition, it may purchase other financial instruments that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability. The EESA also provides for a program that would allow companies to insure their troubled assets.

On October 14, 2008, the U.S. Treasury announced the voluntary Capital Purchase Program (“CPP”), which was implemented under authority provided in the EESA. Under the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities, that elect to participate by November 14, 2008. Nine of the largest banks in the United States, as well as other financial institutions, have accepted investments under the CPP. The U.S. Treasury has also taken under consideration the expansion of the CPP to non-financial institutions, including life or other insurance companies.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or CPP initiatives or the TARP or CPP initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

The challenges of the first two quarters of 2008 continued into the third quarter, as financing difficulties severely pressured liquidity and asset values across most asset classes, including residential MBS. In September 2008, Lehman Brothers Holdings, Inc., a global investment bank, experienced a major liquidity crisis and filed for bankruptcy; and American International Group, a large insurance company, was forced to accept a loan from the Federal Reserve Bank of New York to avoid failure. As a result of these events and others, securities trading was limited and mortgage securities financing markets were challenged as the industry continued to report negative news. This dislocation in the non-agency mortgage sector made it more difficult for us to obtain short-term repurchase financing on favorable terms in the agency MBS sector.

In anticipation of a tightening repurchase financing market, we prudently and opportunistically sold securities during the third quarter which allowed us to reduce our leverage from 8.3 times our stockholders’ equity as of June 30, 2008 to 5.4 times as of September 30, 2008. If these circumstances continue, we expect to take additional actions intended to protect our liquidity, which may include further reducing borrowings and disposing of assets as well as raising capital.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Members of American Capital’s senior management and its residential mortgage-backed securities, or RMBS, investment team serve as our Manager’s officers. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital, pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities. This access to American Capital’s infrastructure allows our Manager to dedicate its time to managing our investment portfolio on our behalf so that we may fully take advantage of opportunities in the agency securities market. American Capital had $20 billion of capital resources under management as of June 30, 2008 and 590 employees as of September 30, 2008.

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

As of September 30, 2008, our investment portfolio totaled $1.6 billion financed at a leverage ratio of approximately 5.4 times our stockholders’ equity, which is below the leverage approved by our Board of Directors and permitted under our master repurchase agreements of 10 times our stockholders’ equity. Financing spreads (the difference between yields on our investments and rates on related borrowings) averaged 305 basis points during the quarter ended September 30, 2008.

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

Our Financing Strategy

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements with financial institutions. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity.

Our Hedging Strategy

As part of our risk management strategy, we may hedge our exposure to interest rate and prepayment risk as our Manager determines is in our best interest given our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk enhances our risk/return profile. We may enter into interest rate caps, collars, floors, forward contracts, futures, options or swap agreements to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates.

Our Option Strategy

As part of our risk management strategy, we may write put or call options on TBA securities as a method of insulating our stockholders’ equity and enhancing our risk/return profile. Our Manager implements this strategy based upon overall market conditions, the level of volatility in the mortgage market, size of our agency securities portfolio, notional value of our swap positions outstanding and our intention to qualify as a REIT. As a result, the notional value of our options contracts outstanding at any one time is less than the size of our agency securities portfolio.

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

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of the agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases.

We estimate long-term prepayment speeds using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. Management reviews the prepayment speeds estimated by the third-party services and compares the results to market consensus prepayment speeds, if available, and internal prepayment models. Management also considers historical prepayment speeds and current market conditions to validate reasonableness. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Repurchase Agreements

We finance the acquisition of agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. We have entered into master repurchase agreements with 15 financial institutions.

In instances where we acquire agency securities through repurchase agreements with the same counterparty from whom the agency securities were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase agency securities as a derivative instrument if the transaction does not comply with the criteria in Financial Accounting Standards Board (“FASB”) Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3, for gross presentation. If the transaction does not comply with the criteria for gross presentation in FSP FAS 140-3, such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in agency securities as a mortgage related receivable from the counterparty on our balance sheet. If the transaction complies with the criteria for gross presentation in FSP FAS 140-3, we record both the assets and the related financing on a gross basis in our consolidated balance sheet and the corresponding interest income and interest expense in our consolidated statements of operations. During the quarter ended September 30, 2008, we did not have any seller-financed acquisitions of agency securities that did not qualify for gross presentation.

Derivatives Instruments

The principal derivatives that we use are interest rate swaps, to-be-announced (“TBA”) securities and put and call options on TBA securities. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in other comprehensive income (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments in net income immediately. For derivatives not designated in hedging relationships under SFAS No. 133, the fair value adjustments are recorded in gain (loss) on derivative instruments in net income. Derivatives in a gain position are reported as derivative assets, at fair value and derivatives in a loss position are reported as derivative liabilities, at fair value in our consolidated balance sheets. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in gain (loss) on derivative instruments in net income for each period until the derivative instrument matures or is settled as well as any amounts that have been previously deferred in accumulated other comprehensive income may need to be reclassified to net income. We generally enter into interest rate swaps with the intention of qualifying for hedge accounting.

We may write put and call options on TBA securities. Under a put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments in net income. When a written put or call option expires, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date is published each month by the Securities Industry and Financial Markets Association and are not known at the time of the transaction. TBA securities are exempt from SFAS No. 133 if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. Since we have not asserted that physical settlement is probable, we have accounted for all such commitments as derivatives and accordingly all realized and unrealized gains and losses are recognized in the statement of operations.

We estimate the fair value of interest rate swaps based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk and we consider the impact of any collateral requirements, credit enhancements or netting arrangements on credit risk. TBA securities are valued using third-party pricing services. These third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties.

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

FINANCIAL CONDITION

As of September 30, 2008, our investment portfolio consisted of $1.6 billion of agency securities. The following tables summarize certain characteristics of our investment portfolio as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	September 30, 2008
	Par Value	Amortized Cost	Purchase Price	Fair Value	Weighted Average
					Coupon	Yield(1)
Fannie Mae	$766,500	$780,415	101.8%	$774,317	6.07%	5.60%
Freddie Mac	246,598	251,117	101.8%	248,856	6.10%	5.60%
Ginnie Mae	590,862	610,563	103.3%	600,887	6.18%	5.36%

Total / Weighted Average	$1,603,960	$1,642,095	102.4%	$1,624,060	6.12%	5.50%

	June 30, 2008
	Par Value	Amortized Cost	Purchase Price	Fair Value	Weighted Average
					Coupon	Yield(2)
Fannie Mae	$1,284,336	$1,304,897	101.6%	$1,293,433	6.06%	5.58%
Freddie Mac	259,983	265,001	101.9%	261,957	6.12%	5.56%
Ginnie Mae	829,787	856,605	103.2%	846,527	6.15%	5.36%

Total / Weighted Average	$2,374,106	$2,426,503	102.2%	$2,401,917	6.10%	5.50%

(1)	Weighted average yield for the quarter ended September 30, 2008 and incorporates future prepayment assumptions.
(2)	Weighted average yield for the period from May 20, 2008 to June 30, 2008 and incorporates future prepayment assumptions.

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of September 30, 2008 and June 30, 2008, the average final contractual maturity of the agency securities in our investment portfolio was 31 years. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors.

The following table summarizes our agency securities, at fair value, according to their estimated weighted average life classifications as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	September 30, 2008	June 30, 2008
Less than one year	$—	$—
Greater than one year and less than five years	619,947	213,931
Greater than or equal to five years	1,004,113	2,187,986

Total	$1,624,060	$2,401,917

The constant prepayment rate, or CPR, reflects the percentage of principal that is prepaid over a period of time on an annualized basis. As interest rates rise, the rate of refinancings typically declines, which we expect may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of September 30, 2008, our portfolio was purchased at a net premium because in part, we believe that we are in an environment that will result in relatively slow CPRs. The actual CPR was approximately 5% for the quarter ended September 30, 2008 and approximately 4% for the period from May 20, 2008 through June 30, 2008. We expect that prepayments will continue to be slow in the near term due to higher mortgage rates, tighter underwriting standards and negative home price appreciation before returning to a higher normalized historical rate in the long term. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of the agency securities will be 16% as of September 30, 2008.

RESULTS OF OPERATIONS

The table below presents our condensed statement of operations and key portfolio statistics (in thousands, except per share amounts):

	Three Months ended September 30,	For the period from May 20, 2008 (date operations commenced) through June 30,	For the period from May 20, 2008 (date operations commenced) through September 30,
	2008	2008	2008
Statement of Operations Data:
Interest income	$28,071	$9,924	$37,995
Interest expense	11,009	3,597	14,606

Net interest income	17,062	6,327	23,389

Other income	4,178	448	4,626
Expenses	(2,339)	(1,276)	(3,615)

Net income	$18,901	$5,499	$24,400

Net income per common share—basic and diluted	$1.26	$0.37	$1.63

Weighted average number of common shares outstanding—basic and diluted	15,000	15,000	15,000

Key Portfolio Statistics*:
Average agency securities	$2,028,771	$1,579,421	$1,888,135
Average total assets	$2,073,893	$1,643,480	$1,938,623
Average repurchase agreements	$1,795,218	$1,331,825	$1,649,826
Average equity	$264,985	$273,966	$267,800
Average asset yield(1)	5.50%	5.50%	5.50%
Average cost of funds(2)	2.45%	2.35%	2.41%
Net interest rate spread(3)	3.05%	3.15%	3.09%
Net return on average equity(4)	28.30%	17.44%	24.82%
Leverage (average during the period )(5)	6.8:1	4.9:1	6.2:1
Leverage (at period end )(6)	5.4:1	8.3:1	5.4:1
Expenses % of average assets(7)	0.45%	0.67%	0.51%
Expenses % of average equity(8)	3.50%	4.05%	3.68%
Book value per common share as of period end(9)	$17.85	$17.45	$17.85

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Weighted average asset yield for the period was calculated by dividing our average interest income on agency securities, including average amortization of premiums and discounts, by our average agency securities.
(2)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements.
(3)	Net interest rate spread for the period was calculated by subtracting our weighted average cost of funds from our weighted average asset yield.
(4)	Net return on average equity for the period was calculated by dividing our net income by our average shareholders’ equity.
(5)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average shareholders’ equity.
(6)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements by our total shareholders’ equity at period end.
(7)	Expenses as a % of average assets was calculated by dividing our total expenses by our average total assets.
(8)	Expenses as a % of average equity was calculated by dividing our total expenses by our average shareholders’ equity.
(9)	Book value per common share was calculated by dividing our total shareholders’ equity by our number of common shares outstanding.

Interest Income and Asset Yield

Interest income was $28.1 million during the quarter ended September 30, 2008 and $38.0 million for the period from May 20, 2008 through September 30, 2008. Interest income was $9.9 million for the period ended June 30, 2008. The average yield on our investment portfolio was 5.50% during both the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008. The average yield on our investment portfolio was 5.50% for the period ended June 30, 2008. Net amortization of premiums and discounts on our investment portfolio of $2.3 million and $3.1 million, respectively, were included in interest income during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008. Net amortization of premiums and discounts on our investment portfolio of $0.8 million was included in interest income for the period ended June 30, 2008. As of September 30, 2008, the unamortized net premium was $38.1 million. The asset yield on our investment portfolio as of September 30, 2008 was 5.52%.

Leverage

Our weighted average leverage during the quarter ended September 30, 2008 was 6.8 times our average stockholders’ equity. Our weighted average leverage during the period from May 20, 2008 through September 30, 2008 was 6.2 times our average stockholders’ equity, respectively. As of September 30, 2008, our leverage was 5.4 times our stockholders’ equity. Our actual leverage will vary from time to time based on various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. Certain of our master repurchase agreements contain a restriction that prohibits our leverage from exceeding 10 times the amount of our stockholders’ equity.

Interest Expense and Cost of Funds

Interest expense was $11.0 million and $14.6 million, respectively, during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008. Interest expense was $3.6 million for the period ended June 30, 2008. Our average cost of funds was 2.45% and 2.41% during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008, respectively, compared to the average one-month LIBOR of 2.62% and 2.57% during the same periods. Our average cost of funds was 2.35% for the period ended June 30, 2008 compared to the average one-month LIBOR of 2.37% during the same period. As of September 30, 2008, our average cost of funds was 2.77%.

As of September 30, 2008, we had entered into forward starting interest rate swap agreements for a total notional amount of $0.7 billion, or 49% of the outstanding balance under our repurchase agreements. There was no effect on interest expense during the quarter ended September 30, 2008 and period ended June 30, 2008 as all swaps were forward starting as of September 30, 2008 with effective dates in November and December 2008.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $17.1 million and $23.4 million during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008, respectively. Net interest income was $6.3 million for the period ended June 30, 2008. The net interest rate spread, which equals the yield on our average assets for the period less the average cost of funds for the period, was 3.05% and 3.09% during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008, respectively. The net interest rate spread was 3.15% for the period ended June 30, 2008. As of September 30, 2008, the net interest rate spread was 2.75%.

(Loss) Gain from Sale of Agency Securities

During the quarter ended September 30, 2008, we sold assets with a carrying value of $898.7 million for an aggregate loss of $0.2 million. For the period from May 20, 2008 through September 30, 2008 and May 20, 2008 through June 30, 2008, we sold assets with a carrying value of $959.6 million and $60.9 million, respectively, for an aggregate gain of $0.1 million and $0.2 million, respectively.

Gain on Derivative Instruments

During the quarter ended September 30, 2008, we realized a gain of $4.3 million on our derivative instruments. For the period from May 20, 2008 through September 30, 2008 and May 20, 2008 through June 30, 2008, we realized a gain of $4.6 million and $0.2 million, respectively, on our derivative instruments.

The principal derivative instruments that we use are interest rate swaps, TBA securities and put and call options on TBA securities. During the quarter ended September 30, 2008, we recorded a loss of $0.2 million in gain on derivative instruments in our consolidated statement of operations as a result of hedge ineffectiveness on our outstanding interest rate swaps. We did not record any hedge ineffectiveness during the period ended June 30, 2008 related to our interest rate swaps.

During the quarter ended September 30, 2008, we recorded a gain of $4.5 million in gain on derivative instruments in our consolidated statement of operations related to our settled and unsettled put and call options and TBA securities. As of September 30, 2008, we had outstanding short TBA securities with a notional amount of $425 million and a fair value of $2.9 million. There were no outstanding put or call options as of September 30, 2008 and June 30, 2008.

Management Fee and General and Administrative Expenses

We accrued a management fee of $0.9 million and $1.3 million during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008, respectively. We accrued a management fee of $0.4 million for the period ended June 30, 2008. We pay our Manager a monthly management fee equal to 1.25% per annum of our stockholders’ equity (as defined in the management agreement).

General and administrative expenses were $1.4 million and $2.3 million during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008, respectively. General and administrative expenses were $0.9 million for the period ended June 30, 2008. The general and administrative expenses during these periods included non-recurring expenses of $0.3 million related to our initial organization and formation costs.

Net Income and Net Return on Equity

Net income was $18.9 million and $24.4 million or $1.26 and $1.63 per basic and diluted share during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008, respectively. For the period ended June 30, 2008, net income was $5.5 million or $0.37 per basic and diluted share. The net return on average equity was 28.30% and 24.82% during the quarter ended September 30, 2008 and for the period from May 20, 2008 through September 30, 2008, respectively. For the period ended June 30, 2008, the net return on average equity was 17.44%.

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

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. As of September 30, 2008, our leverage was 5.4 times the amount of our stockholders’ equity. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 15 financial institutions, subject to certain conditions, and have borrowings outstanding with 12 of these financial institutions as of September 30, 2008. Borrowings under repurchase arrangements secured by agency securities totaled $1.4 billion as of September 30, 2008. As of September 30, 2008, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of September 30, 2008, we have met all margin requirements. We had unrestricted cash of $17 million and unpledged securities of $124 million available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2008.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by scheduled maturities as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	As of September 30, 2008			As of June 30, 2008
Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$1,298,895	2.78%	15 days	$1,719,207	2.42%	16 days
31 - 59 days	92,349	2.69%	56 days	403,890	2.29%	55 days
60 - 90 days	43,119	2.45%	63 days	43,519	2.32%	65 days
Greater than 90 days	—	—	—	—	—	—

Total / Weighted Average	$1,434,363	2.77%	19 days	$2,166,616	2.39%	24 days

Although we believe that we will have adequate sources of liquidity available to us through repurchase agreement financing to execute our business strategy, there can be no assurances that repurchase financing will be available to us upon the maturity of our current repurchase agreements to allow us to renew or replace our repurchase agreement financing on favorable terms or at all. The recent disruptions in the financial markets have resulted in greater price volatility of collateral, including agency securities, and reduced liquidity of repurchase agreement lenders. Many financial institutions, including repurchase agreement lenders, have experienced a reduction in their capacity to provide financing and have tightened their lending standards. In addition, if our repurchase agreement lenders default on their obligations to resell the underlying agency security back to us at the end of the term, we could incur a loss equal to the difference between the value of the agency security and the cash we originally received. As a result of these circumstances, we prudently and opportunistically sold securities during the third quarter of 2008 which allowed us to reduce our leverage from 8.3 times our stockholders’ equity as of June 30, 2008 to 5.4 times as of September 30, 2008. If these circumstances continue, we expect to take additional actions intended to protect our liquidity, which may include further reducing borrowings and disposing of assets as well as raising capital.

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities thereby compressing the net spreads that we earn on our long-term fixed rate assets during a period of rising interest rates. As of September 30, 2008, our swap agreements had notional amounts totaling $0.7 billion and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of September 30, 2008, our derivatives were primarily comprised of forward starting interest rate swaps with effective dates in November and December 2008, which will have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities.

The table below summarizes information about our outstanding swaps as of September 30, 2008 and June 30, 2008 (dollars in thousands):

	As of September 30, 2008			As of June 30, 2008
Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Net Estimated Fair Value	Notional Amount	Weighted Average Fixed Pay Rate	Net Estimated Fair Value
1 - 2 Years	$550,000	3.42%	$(2,348)	$550,000	3.42%	$322
3 - 4 Years	50,000	4.37%	(1,148)	50,000	4.37%	(530)
4 - 5 Years	100,000	4.22%	(1,618)	100,000	4.22%	(225)
Greater than 5 Years	—	—	—	—	—	—

Total / Weighted Average	$700,000	3.60%	$(5,114)	$700,000	3.60%	$(433)

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

Off-Balance Sheet Arrangements

As of September 30, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We may utilize a variety of financial instruments, including interest rate caps, collars, floors, forward contracts, futures, options or swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates at September 30, 2008 and various estimates regarding prepayment and all activities are made at each level of rate shock.

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

Change in Interest Rate	Percentage Change in Projected Net Interest Income(1)	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	-20%	-2%
+50 Basis Points	-9%	-1%
-50 Basis Points	7%	1%
-100 Basis Points	13%	1%

(1)	Does not include the effect of our forward starting interest rate swaps.

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

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of September 30, 2008, we had unrestricted cash and cash equivalents of $17 million and unpledged agency securities of $124 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2008, we have no legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in the prospectus filed pursuant to rule 424(b) on May 16, 2008 with the Securities and Exchange Commission in connection with our initial public offering, except as described below.

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

Risks Related to Our Investing and Financing Strategy

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

Since June 30, 2008, there have been increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government. On July 30, 2008, the government passed the “Housing and Economic Recovery Act of 2008.” On September 7, 2008, the Federal Housing Finance Agency, or FHFA, placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Department of Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Department of Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Department of Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Department of Treasury has initiated a temporary program to purchase agency securities issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.

Although the federal government has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these credit facilities and other capital infusions will be adequate for their needs. If the financial support is inadequate, these companies could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications.

The size and timing of the federal government’s agency security purchase program is subject to the discretion of the Secretary of the Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets. Purchases under this program have already begun, but there is no certainty that the U.S. Treasury will continue to purchase additional agency securities in the future. The U.S. Treasury can hold its portfolio of agency securities to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that the U.S. Treasury’s commitment to purchase agency securities in the future could create additional demand that would negatively affect the pricing of agency securities that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The U.S. Treasury’s authority to purchase agency securities and to provide financial support to Fannie Mae and Freddie Mac under the Housing and Economic Recovery Act of 2008 expires on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could determine to stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would eliminate the major component of our business model.

Our income could be negatively affected in a number of ways depending on the manner in which related events unfold. For example, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rate we expect to receive from agency securities that we seek to acquire, thereby tightening the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio. A reduction in the supply of agency securities could also negatively affect the pricing of agency securities we seek to acquire by reducing the spread between the interest we earn on our portfolio of targeted assets and our cost of financing that portfolio.

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency securities. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these government-sponsored enterprises may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency security. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

There can be no assurance that the actions of the U.S. government, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA provides the U.S. Secretary of the Treasury with the authority to establish a Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

On October 14, 2008, the U.S. Treasury announced the voluntary Capital Purchase Program (“CPP”), which was implemented under authority provided in the EESA. Under the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities, that elect to participate by November 14, 2008. Nine of the largest banks in the United States, as well as other financial institutions, have accepted investments under the CPP. The U.S. Treasury has also taken under consideration the expansion of the CPP to non-financial institutions, including life or other insurance companies.

There can be no assurance that the EESA will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to the TARP or CPP initiatives or the TARP or CPP initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Government, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Recent market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our agency securities. Changes in interest rates and prepayments affect the market price of the agency securities that we intend to purchase and any agency securities that we hold at a given time. As part of our overall portfolio risk management, we will analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we will depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

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

Continued adverse developments in the residential mortgage market, including recent mergers, acquisitions or bankruptcies of potential repurchase agreement counterparties, as well as defaults, credit losses and liquidity concerns, could make it difficult for us to borrow money to acquire agency securities on a leveraged basis, on favorable terms or at all, which could adversely affect our profitability.

We rely on the availability of financing to acquire agency securities on a leveraged basis. Since June 30, 2008, there have been several announcements of proposed mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed RMBS which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. Our profitability will be adversely affected if we were unable to obtain cost-effective financing for our investments.

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

We have entered into master repurchase agreements with a number of financial institutions. We have borrowed under certain of these master repurchase agreements to finance the acquisition of agency securities for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the subject agency securities may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate agency securities generally may be more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell either directly or through a foreclosure our agency securities under adverse market conditions. Because of the significant leverage we have, we may incur substantial losses upon the threat or occurrence of a margin call.

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

When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 30 to 90 days, but which may have terms from one day to 364 days. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. Recently, there has been an increase in the haircut on pass-through securities required from some financial institutions from which we may obtain repurchase agreement financing. As a result, we are able to borrow against a smaller portion of the agency securities we initially sell in these transactions. These increased haircuts will require us to post additional cash collateral for our agency securities. The haircut rates under our master repurchase agreements we have entered into will not be set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell the securities to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). We would also lose money on a repurchase transaction if the value of the underlying securities has declined as of the end of the transaction term, as we would have to repurchase the securities for their initial value but would receive securities worth less than that amount. Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our stockholders.

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

Risks Related to Our Management Agreement Structure

The fee structure of our management agreement may limit our Manager’s ability to retain access to key personnel of American Capital.

We rely on our Manager to administer our business activities and day-to-day operations. Because neither we nor our Manager has any employees, our Manager has entered into an administrative services agreement with American Capital pursuant to which our Manager is provided personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement. Thus, we are dependent upon certain personnel of American Capital, including members of the American Capital RMBS investment team.

Under the terms of our management agreement, our Manager is paid a base management fee of 1.25% of our shareholders’ equity (as defined in the management agreement). Our Manager uses the proceeds from the management fee in part to pay American Capital for services provided to us by its employees, including members of its senior management and its RMBS investment team, pursuant to the terms of the administrative services agreement. Our management agreement does not provide our Manager with an incentive management fee that would pay our Manager additional compensation as a result of meeting performance targets. However, many of our externally managed competitors pay for an incentive management fee which would enable the manager to provide additional compensation to its key personnel. Additionally, many of our internally managed competitors provide their employees with stock compensation to award strong performance. Thus, the lack of an incentive fee in our management agreement may limit the ability of our Manager, and ultimately American Capital to provide key personnel of American Capital, including members of its RMBS investment team, with additional compensation for strong performance, which could adversely affect American Capital’s ability to retain these key personnel. If American Capital were not able to retain any of the key personnel that are currently providing services to our Manager and us, it would have to find replacement personnel to provide those services. However, those replacement key personnel may not be able to produce the same operating results as the current key personnel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

*3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: October 31, 2008	By:	/s/ MALON WILKUS
Malon Wilkus
Chairman of the Board of Directors, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.