Form 10-K
period 2008-12-31
American Capital Agency Corp
filed 2009-02-17
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2008

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 005-84030

AMERICAN CAPITAL AGENCY CORP.

Delaware	26-1701984
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center

14th Floor

Bethesda, Maryland 20814

(Address of principal executive offices)

(301) 968-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Market

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.     Yes ☐.        No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐.        No ☑.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑.        No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☑

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐.        No ☒ .

As of June 30, 2008, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $166.5 million based upon the closing price of the Registrant’s common stock of $16.64 per share as reported on The NASDAQ Global Market on that date. (For this computation, the Registrant has excluded the market value of American Capital, Ltd. and all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other shareholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of January 31, 2009, there were 15,004,600 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2009 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL AGENCY CORP.

PART I

Item 1. Business

American Capital Agency Corp. (“AGNC”, “the Company”, “we” and “us”) was organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 when its initial public offering, or IPO, of ten million common shares, was completed. Concurrent with the IPO, American Capital, Ltd., or American Capital, purchased five million common shares in a private offering.

We earn income primarily from investing in single-family residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by U.S. Government-sponsored entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Our principal goal is to preserve our book value while generating net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our interest earning assets and the interest costs of our borrowings and hedging activities. We fund our investments through short-term borrowings structured as repurchase agreements.

We will elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our tax year ending December 31, 2008. As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our shareholders. We are externally managed by American Capital Agency Management, LLC, or our Manager, a subsidiary of a wholly-owned portfolio company of American Capital.

Our Investment Strategy

Our investment strategy is designed to:

•	build an investment portfolio consisting exclusively of agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest and prepayment rate risks;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (“Investment Company Act”).

Our Targeted Investments

The agency securities in which we invest consist of single-family residential pass-through certificates and collateralized mortgage obligations, or CMOs, for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.

•

Single-Family Residential Pass-Through Certificates. Single-family residential pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities.

•

Collateralized Mortgage Obligations (CMOs). CMOs are structured instruments comprised of agency securities. Interest and principal, if applicable, plus pre-paid principal, on a CMO are paid on a monthly basis. CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates and other differences in characteristics such as coupons, weighted average lives and rules governing principal and interest distribution. Monthly payments of principal, including prepayments, are typically first returned to different classes based on rules described in the offering documents. Interest payments are also often divided between holders of different securities and some securities may only pay interest while others only pay principal.

The agency securities that we acquire provide funds for mortgage loans made to residential homeowners. These securities generally represent interests in pools of mortgage loans made by savings and loan institutions, mortgage bankers, commercial banks and other mortgage lenders. These pools of mortgage loans are assembled for sale to investors, such as us, by various government-related or private organizations.

Agency securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, agency securities provide for a monthly payment, which consists of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and scheduled and unscheduled principal payments or prepayments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the securities.

The investment characteristics of agency securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the securities on a more frequent schedule, as described above, and the possibility that principal may be prepaid at any time due to prepayments on the underlying mortgage loans or other assets. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in the level and directional trends in housing prices, interest rates, general economic conditions, defaults and modifications of the underlying mortgages, the age of the mortgage loan, the location of the property, other social and demographic conditions as well as changes in borrower qualification requirements by Fannie Mae, Freddie Mac and Ginnie Mae. Generally, prepayments on agency securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

When interest rates are declining, the value of agency securities with prepayment options may not increase as much as other fixed income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of agency securities and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of agency securities may experience reduced returns if the owners of the underlying mortgages pay off their mortgages slower than anticipated. This is generally referred to as extension risk.

Payments of principal and interest on agency securities, although not the market value of the securities themselves, are guaranteed either by the full faith and credit of the United States, such as those issued by Ginnie Mae, or by a U.S. Government-sponsored entity, such as Fannie Mae or Freddie Mac.

Agency securities are collateralized by either fixed-rate mortgages, or FRMs, adjustable-rate mortgages, or ARMs, or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. Our allocation between securities collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of hedging, costs of financing, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take all of these factors into account when we consider our allocation between these types of investments.

The types of single-family residential pass-through certificates in which we invest, or which may comprise the CMOs in which we invest, are described below.

Freddie Mac Certificates

Freddie Mac is a stockholder-owned, federally-chartered corporation created pursuant to an act of the U.S. Congress on July 24, 1970. The principal activity of Freddie Mac currently consists of purchasing residential mortgage loans and mortgage-related securities in the secondary mortgage market and securitizing them into mortgage backed securities sold to investors. On September 6, 2008, the Federal Housing Finance Agency, or FHFA, placed Freddie Mac into conservatorship and appointed FHFA as the conservator. As the conservator of Freddie Mac, the FHFA now controls and directs the operations of Freddie Mac and may (i) take over the assets of and operate Freddie Mac with all the powers of the shareholders, the directors, and the officers of Freddie Mac and conduct all business of Freddie Mac; (ii) collect all obligations and money due to Freddie Mac; (iii) perform all functions of Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In the event the conservator were to repudiate Freddie Mac’s guarantee obligations, the ability of holders of Freddie Mac certificates to enforce the guarantee obligation would be limited to actual direct compensatory damages. The rights of holders of Freddie Mac certificates to bring proceedings against the U.S. Treasury are limited if Freddie Mac fails to pay under its guarantee.

Freddie Mac guarantees to each holder of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans. The obligations of Freddie Mac under its guarantees are solely those of Freddie Mac and are not backed by the full faith and credit of the United States or any federal agency or instrumentality other than Freddie Mac. If Freddie Mac were unable to satisfy these obligations, distributions to holders of Freddie Mac certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Freddie Mac certificates.

Freddie Mac certificates are backed by pools of single-family mortgage loans or multi-family mortgage loans. These underlying mortgage loans may have original terms to maturity of up to 40 years. Freddie Mac certificates may be issued under cash programs (composed of mortgage loans purchased from a number of sellers) or guarantor programs (composed of mortgage loans acquired from one seller in exchange for certificates representing interests in the mortgage loans purchased). Freddie Mac certificates may pay interest at a fixed rate or an adjustable rate. The interest rate paid on adjustable-rate Freddie Mac certificates (“Freddie Mac ARMs”) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust. The interest rates paid on certificates issued under Freddie Mac’s standard ARM programs adjust in relation to the Treasury index. Other specified indices used in Freddie Mac ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed Freddie Mac ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of Freddie Mac ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain Freddie Mac programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by Freddie Mac or by the seller of the loan to Freddie Mac at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.

Fannie Mae Certificates

Fannie Mae is a shareholder owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act, created in 1938 and rechartered in 1968 by Congress as a shareholder owned company. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. On September 6, 2008, the FHFA placed Fannie Mae into conservatorship and appointed FHFA as the conservator. As the conservator of Fannie Mae, the FHFA now controls and directs the operations of Fannie Mae and may (i) take over the assets of and operate Fannie with all the powers of the shareholders, the directors, and the officers of Fannie Mae and conduct all business of Fannie Mae; (ii) collect all obligations and money due to Fannie Mae; (iii) perform all functions of Fannie Mae which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In the event the conservator were to repudiate Fannie Mae’s guarantee obligations, the ability of holders of Fannie Mae certificates to enforce the guarantee obligation would be limited to actual direct compensatory damages. The rights of holders of Fannie Mae certificates to bring proceedings against the U.S. Treasury are limited if Fannie Mae fails to pay under its guarantee.

Fannie Mae guarantees to each MBS trust that issues Fannie Mae certificates that it will supplement the amounts received by the MBS trust from the underlying mortgage loans as required to make the timely payment of monthly principal and interest on the certificates it has issued. The obligations of Fannie Mae under its guarantees are solely those of Fannie Mae and are not backed by the full faith and credit of the United States or any federal agency or instrumentality other than Fannie Mae. If Fannie Mae were unable to satisfy its obligations, distributions to holders of Fannie Mae certificates would consist solely of payments and other recoveries on the underlying mortgage loans and, accordingly, defaults and delinquencies on the underlying mortgage loans would adversely affect monthly distributions to holders of Fannie Mae.

Fannie Mae certificates may be backed by pools of single-family or multi-family mortgage loans. The original term to maturity of any such mortgage loan generally does not exceed 40 years. Fannie Mae certificates may pay interest at a fixed rate or an adjustable rate. Each series of Fannie Mae ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae’s guarantee fee. The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed Fannie Mae ARM certificates equal the applicable index rate plus a specified number of percentage points. The majority of series of Fannie Mae ARM certificates issued to date have evidenced pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 basis points or 200 basis points and to a lifetime cap of 500 basis points or 600 basis points over the initial interest rate.

Ginnie Mae Certificates

Ginnie Mae is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development, or HUD. The National Housing Act of 1934 authorizes Ginnie Mae to guarantee the timely payment of the principal of and interest on certificates which represent an interest in a pool of mortgages insured by the Federal Housing Administration, or FHA, or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.

At present, most Ginnie Mae certificates are backed by single-family mortgage loans. The interest rate paid on Ginnie Mae certificates may be a fixed rate or an adjustable rate. The interest rate on Ginnie Mae certificates issued under Ginnie Mae’s standard ARM program adjusts annually in relation to the Treasury index. Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.

Investment Methods

We may utilize “to-be-announced” forward contracts, or TBAs, in order to invest in agency securities. Pursuant to these TBAs, we agree to purchase, for future delivery, agency securities with certain principal and interest terms and certain types of underlying collateral, but the particular agency securities to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. Our ability to purchase agency securities through TBAs may be limited by the 75% asset test applicable to REITs and the 55% asset test to qualify for exemption from the Investment Company Act.

Investment Committee and Investment Guidelines

Our Manager has established an investment committee, which consists of Messrs. Malon Wilkus, John R. Erickson, Samuel A. Flax, Robert K. Grunewald and Thomas A. McHale, each of whom are officers of our Manager. The investment committee proposed investment guidelines which have been approved by our Board of Directors. The investment committee meets monthly to discuss diversification of our investment portfolio, hedging and financing strategies and compliance with the investment guidelines. Our Board of Directors receives an investment report and reviews our investment portfolio and related compliance with the investment guidelines on at least a quarterly basis. Our Board of Directors does not review or approve individual investments unless the investment is outside our operating policies or investment guidelines.

Our Board of Directors has approved the following investment guidelines:

•	no investment shall be made in any non-agency securities;

•

our leverage may not exceed 10 times our stockholders’ equity (as computed in accordance with GAAP), which we refer to as our leverage threshold. In the event that our leverage inadvertently exceeds the leverage threshold, we may not utilize additional leverage without prior approval from our Board of Directors until we are once again in compliance with the leverage threshold;

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

The investment committee may change these investment guidelines at any time with the approval of our Board of Directors, but without any approval from our stockholders.

Our Financing Strategy

As part of our investment strategy, we leverage our investment portfolio pursuant to master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our agency securities as collateral to secure a short-term loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. We expect our leverage to range between five to ten times the amount of our stockholders’ equity (calculated in accordance with GAAP) which must comply with the leverage threshold requirements in our investment guidelines. However, our leverage may vary periodically depending on market conditions and we cannot assure you that we will continue to be successful in borrowing sufficient amounts to fund our intended acquisitions of agency securities.

We have entered into master repurchase agreements with 14 financial institutions as of December 31, 2008. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (SIFMA) as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.

To the extent that we invest in agency securities through TBAs, we may finance the acquisition of agency securities by entering into dollar-roll transactions using TBAs in which we would sell a TBA and simultaneously purchase a similar, but not identical, TBA. Our ability to enter into dollar-roll transactions with respect to TBAs may be limited by the 75% gross income test applicable to REITs.

Our Hedging Strategy

As part of our risk management strategy, we hedge our exposure to interest rate and prepayment risk as our Manager determines is in our best interest given our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk enhances our risk/return profile. We design an interest rate risk management program consistent with our outlook for the market to minimize the impact of changes in interest rates on our investment portfolio and related borrowings. We may enter into interest rate caps, collars, floors, forward contracts, options, futures or swap agreements to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates.

We have built a balance sheet and undertaken an interest rate and prepayment risk management program which seeks to generate net interest income and maintain liquidity sufficient to continue operations given a variety of potentially adverse circumstances. Accordingly, we expect our interest rate and prepayment risk management program to address both income preservation, as discussed above, and capital preservation concerns. Since borrowers whose mortgages collateralize the agency securities in which we invest are able to prepay their mortgage loans at any time, we face the risk that we will experience a return of principal earlier than anticipated and be left to invest that principal at potentially lower prevailing yields. Because prepayments on agency securities generally accelerate when interest rates drop and slow when interest rates increase, agency securities typically have “negative convexity.” In other words, certain agency securities may increase in price more slowly than most bonds, or even fall in value, as interest rates decline. Conversely, certain agency securities may decrease in value more quickly than most bonds as interest rates increase. For capital preservation, we monitor our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our investment portfolio, we model the impact of various economic scenarios on the market value of our agency securities and liabilities. We believe that our interest rate and prepayment risk management program allows us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rising interest rates has been established, we may decide to increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

Under one of the gross income tests applicable to REITs, income from a hedging transaction that we enter into to manage risk of interest rate changes with respect to borrowings made to acquire or carry real estate assets would not constitute qualifying REIT gross income, and such income is ignored for purposes of the other gross income test applicable to REITs. Therefore, we may have to limit our use of advantageous hedging techniques, which could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear or implement those hedges through our taxable REIT subsidiary, American Capital Agency TRS, LLC, or our TRS. Implementing our hedges through our TRS could increase the cost of our hedging activities because our TRS would be subject to tax on income and gains. We may, in the future, implement part of our hedging strategy through our TRS. To comply with the asset tests applicable to us as a REIT, we could own 100% of the stock of such subsidiary, provided that the value of the stock that we own in all such TRSs does not exceed 20% of the value of our total assets at the close of any calendar quarter.

Our Option Strategy

As a means of enhancing our returns and managing the risks associated with our portfolio of agency securities, we may purchase TBA securities or buy and sell put or call options on TBA securities. Our Manager implements this strategy based upon overall market conditions, the level of volatility in the mortgage market, size of our agency securities portfolio, notional value of our swap positions outstanding and our intention to qualify as a REIT. As a result, the notional value of our options contracts outstanding at any one time is less than the size of our agency securities portfolio.

Other Investment Strategies

We may enter into other short or long term investment strategies as the opportunities arise.

Our Manager

Our Manager is responsible for administering our business activities and day to day operations, subject to the supervision of our Board of Directors. Our Manager is a subsidiary of a wholly-owned portfolio company of American Capital, the largest U.S. publicly traded alternative asset manager that is a member of the S&P 500 and the largest U.S. publicly traded private equity fund. American Capital had approximately $17 billion of capital resources under management as of September 30, 2008 and over 120 investment professionals as of December 31, 2008. Because neither we nor our Manager have any employees, our Manager and American Capital entered into an administrative services agreement pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities. Members of American Capital’s senior management and its residential mortgage backed securities (“RMBS”) investment team serve as our and our Manager’s officers. Our Manager leverages American Capital’s infrastructure on our behalf, including its extensive financial reporting operations, its dedicated equity and debt capital markets fund raising teams, as well as its business development and legal teams. Over the years, American Capital has developed comprehensive financial monitoring and risk management policies and procedures, all of which we believe are beneficial to us.

Effective January 26, 2009, our Board of Directors appointed Gary Kain as our Senior Vice President and Chief Investment Officer. Mr. Kain succeeded Russell Jeffrey who had led American Capital’s RMBS investment team since September 2007. Mr. Kain most recently served as Senior Vice President of Investments and Capital Markets of Freddie Mac. He also served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008. Mr. Kain’s group was responsible for managing all of Freddie Mac’s mortgage investment activities for the company’s $700 billion retained portfolio. Mr. Kain joined Freddie Mac in 1988. Mr. Kain was also appointed as a Senior Vice President and Managing Director of our Manager and is based in Bethesda, Maryland.

The Management Agreement

We have entered into a management agreement with our Manager with an initial term ending May 20, 2011. The management agreement may only be terminated without cause, as defined in the management agreement, after the completion of its initial term on May 20, 2011, or the expiration of each automatic annual renewal term.

We are required to provide 180-days prior notice of non-renewal of the management agreement and must pay a termination fee on the last day of the initial term or any automatic renewal term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of the majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.

We pay our Manager a base management fee payable monthly in arrears in an amount equal to 1/12 of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income (loss), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.

In addition, we also reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager’s officers and any American Capital employees who provide services to us pursuant to the management agreement.

Exemption from Regulation Under the Investment Company Act

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate”, or “qualifying real estate interests”, and a least 80% of our assets in qualifying real estate interests plus “real estate-related assets”. In satisfying this 55% requirement, we may treat agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. Therefore, the agency securities that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. We also may be required at times to adopt less efficient methods of financing certain of our agency securities and we may be precluded from acquiring certain types of higher yielding agency securities. This exemption also prohibits us from issuing redeemable securities. If we fail to qualify for an exemption from registration as an investment company under the Investment Company Act or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced.

Income Taxes

Taxation of American Capital Agency Corp.

We will elect to be taxed as a REIT, commencing with our initial taxable year ending December 31, 2008, upon the filing of our federal income tax return for such year. We believe that we have been organized to operate in such a manner as to qualify for taxation as a REIT.

Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels, and diversity of stock and asset ownership, various qualification requirements imposed upon REITs by the Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

Taxation of REITs in General

Provided that we qualify as a REIT, generally we will be entitled to a deduction for dividends that we pay and therefore will not be subject to federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” at the corporate and stockholder levels that generally results from investment in a corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.

Even if we qualify as a REIT, we will nonetheless be subject to federal tax under certain circumstances including the following:

•	We will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains.

•

If we should fail to satisfy the 75% gross income test or the 95% gross income test, as discussed below, but nonetheless maintain our qualification as a REIT because we satisfy other requirements, we will be subject to a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.

•

If we should violate the asset tests (other than certain de minimis violations) or other requirements applicable to REITs, as described below, and yet maintain our qualification as a REIT because there is reasonable cause for the failure and other applicable requirements are met, we may be subject to a penalty tax. In that case, the amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate (currently 35%) if that amount exceeds $50,000 per failure.

•

If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a nondeductible 4% excise tax on the excess of the required distribution over the sum of (i) the amounts that we actually distributed and (ii) the amounts we retained and upon which we paid income tax at the corporate level.

•	The earnings of our subsidiaries, including our TRS, are subject to federal corporate income tax to the extent that such subsidiaries are subchapter C corporations.

Requirements for Qualification—General

The Code defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

(3)	that would be taxable as a domestic corporation but for its election to be subject to tax as a REIT;

(4)	that is neither a financial institution nor an insurance company subject to specific provisions of the Code;

(5)	the beneficial ownership of which is held by 100 or more persons;

(6)	in which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, directly or indirectly, by five or fewer “individuals” (as defined in the Code to include specified tax-exempt entities); and

(7)	which meets other tests described below, including with respect to the nature of its income and assets.

The Code provides that conditions (1) through (4) must be met during the entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Conditions (5) and (6) need not be met during a corporation’s initial tax year as a REIT (which, in our case, is 2008). Our amended and restated articles of incorporation provide restrictions regarding ownership and transfer of our stock, which are intended to assist us in satisfying the stock ownership requirements described in conditions (5) and (6) above.

To monitor compliance with the stock ownership requirements, we generally are required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If a stockholder fails or refuses to comply with the demands, the stockholder will be required by U.S. Treasury regulations to submit a statement with their federal income tax return disclosing their actual ownership of our stock and other information.

The Code provides relief from violations of the REIT gross income requirements, as described below under “—Income Tests,” in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain provisions of the Code extend similar relief in the case of certain violations of the REIT asset requirements (see “—Asset Tests” below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect, and other conditions are met, including the payment of a penalty tax. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resulting penalty tax could be substantial.

Effect of Subsidiary Entities

Taxable Subsidiaries. In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a TRS. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such corporation elect to treat such corporation as a TRS. The separate existence of a TRS or other taxable corporation is not ignored for federal income tax purposes. Accordingly, our TRS or other taxable corporation generally is subject to corporate income tax on its earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our stockholders.

We are not treated as holding the assets of our TRS or other taxable subsidiary corporation or as receiving any income that the subsidiary earns. Rather, the stock issued by a taxable subsidiary to us is an asset in our hands, and we treat the dividends paid to us from such taxable subsidiary, if any, as income. This treatment can affect our income and asset test calculations, as described below. Because we do not include the assets and income of TRSs or other taxable subsidiary corporations in determining our compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use TRSs or other taxable subsidiary corporations to conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, would be treated in our hands as prohibited transactions.

Income Tests

In order to qualify as a REIT, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions,” generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including, generally, agency securities and certain types of mortgage-backed securities), “rents from real property,” dividends received from other REITs, and gains from the sale of real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property.

Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test (as described above) to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we acquired or originated the mortgage loan, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. Even if a loan is not secured by real property, or is under secured, the income that it generates may nonetheless qualify for purposes of the 95% gross income test.

We invest exclusively in agency securities that are either pass-through certificates or CMOs. We expect that the agency securities will be treated either as interests in a grantor trust or as interests in a real estate mortgage investment conduit, or REMIC, for federal income tax purposes and that all interest income from our agency securities will be qualifying income for the 95% gross income test. In the case of agency securities treated as interests in grantor trusts, we would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans would be qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. In the case of agency securities treated as interests in a REMIC, income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% and 95% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency securities will be qualifying income for purposes of the REIT gross income tests.

We may purchase agency securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. There is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test and we will not treat these items as such unless we receive a reasoned, written opinion (within the meaning of applicable U.S. Treasury regulations) of our counsel that such income and gains should be treated as such. Consequently, our ability to enter into dollar roll transactions and other dispositions of TBAs could be limited. Moreover, even if we were to receive the opinion of counsel described above, it is possible that the Internal Revenue Service, or IRS, could assert that such income is not qualifying income. In the event that such income were determined not to be qualifying for the 75% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT if such income when added to any other non-qualifying income exceeded 25% of our gross income.

We may receive distributions from our TRS. These distributions generally are treated as dividend income to the extent of the earnings and profits of the TRS. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

Any income or gain that we derive from instruments that hedge certain risks that were entered into on or before July 30, 2008, such as the risk of changes in interest rates, will be excluded from gross income for purposes of the 95% gross income test, provided that specified requirements are met, including the requirement that the instrument is entered into during the ordinary course of our business, the instrument hedges risks associated with indebtedness issued by us that is incurred to acquire or carry “real estate assets” (as described below under “—Asset Tests”), and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods. Income and gain from such transactions will not be qualifying income for the 75% gross income test, and income and gain from all other hedging transactions will not be qualifying income for either the 95% or 75% gross income test.

Any income or gain that we derive from instruments that hedge certain risks that were entered into on or after July 31, 2008, such as the risk of changes in interest rates, will be excluded from gross income for purposes of the 75% and 95% gross income test, provided that specified requirements are met, including the requirement that the instrument is entered into during the ordinary course of our business, the instrument hedges risks associated with indebtedness issued by us that is incurred to acquire or carry “real estate assets” (as described below under “—Asset Tests”), and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods.

Asset Tests

At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets. First, at least 75% of the value of our total assets must be represented by some combination of “real estate assets,” cash, cash items, U.S. government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include some kinds of mortgage-backed securities and mortgage loans, as well as interests in real property and stock of other corporations that qualify as REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

Second, the value of any one issuer’s securities that we own may not exceed 5% of the value of our total assets.

Third, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to “straight debt” having specified characteristics and to certain other securities described below. Fourth, the aggregate value of all securities of TRSs that we hold may not exceed 20% of the value of our total assets.

We invest exclusively in agency securities that are either pass-through certificates or CMOs. We expect that the agency securities will be treated either as interests in grantor trusts or as interests in REMICs for federal income tax purposes. In the case of agency securities treated as interests in grantor trusts, we would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans will generally qualify as real estate assets to the extent that they are secured by real property. We expect that substantially all of our agency securities treated as interests in grantor trust will qualify as real estate assets. In the case of agency securities treated as interests in a REMIC, such interests will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the REIT income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the REIT asset and income tests.

We enter into repurchase agreements under which we nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. We believe that we will be treated for REIT asset and income test purposes as the owner of the agency securities that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the agency securities during the term of the repurchase agreement, in which case we could fail to qualify as a REIT.

As discussed above, we may purchase agency securities through TBAs. There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. government securities for purposes of the 75% asset test and we will not treat TBAs as such unless we receive a reasoned, written opinion (within the meaning of applicable U.S. Treasury regulations) of our counsel that TBAs should be treated as such. Consequently, our ability to purchase TBAs could be limited. Moreover, even if we were to receive the opinion of counsel described above, it is possible that the IRS could assert that TBAs are not qualifying assets. In the event that assets acquired by means of TBAs were determined not to be qualifying for the 75% asset test, we could be subject to a penalty tax or we could fail to qualify as a REIT if such assets when added to any other non-qualifying assets exceeded 25% of our gross assets.

If we should fail to satisfy the asset tests at the end of a calendar quarter, including any failure to satisfy the 75% asset test as a result of any future investments in TBAs, such a failure would not cause us to lose our REIT qualification if we (1) satisfied the asset tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of our assets and the asset requirements was not wholly or partly caused by an acquisition of non-qualifying assets, but instead arose from changes in the market value of our assets. If the condition described in (2) were not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of relief provisions described below.

Annual Distribution Requirements

In order to qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to:

(a) the sum of

(1) 90% of our “REIT taxable income,” computed without regard to our net capital gains and the deduction for dividends paid, and

(2) 90% of our net income, if any, (after tax) from foreclosure property (as described below), minus

(b) the sum of specified items of non-cash income.

We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration.

To the extent that we distribute at least 90%, but less than 100%, of our “REIT taxable income,” as adjusted, we will be subject to tax at ordinary corporate tax rates on the retained portion. We may elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains. In this case, we could elect for our stockholders to include their proportionate shares of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase their adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income.

To the extent that in the future we may have available net operating losses carried forward from prior tax years, such losses may reduce the amount of distributions that we must make in order to comply with the REIT distribution requirements. Such losses, however, will generally not affect the character, in the hands of our stockholders, of any distributions that are actually made as ordinary dividends or capital gains.

If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, plus (y) the amounts of income we retained and on which we have paid corporate income tax.

It is possible that, from time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between our actual receipt of cash and our inclusion of items in income for federal income tax purposes. For example, mortgage-backed securities that are issued at a discount generally require the accrual of taxable economic interest in advance of receipt in cash

Derivatives and Hedging Transactions

We and our TRS may enter into hedging transactions with respect to interest rate exposure on our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, interest rate cap or floor contracts, futures or forward contracts and options. For transactions entered on or before July 30, 2008, to the extent that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 95% gross income test, and would be treated as non-qualifying income for the 75% gross income test. For transactions entered on or after July 31, 2008, to the extent that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 75% and 95% gross income test.

To the extent that we hedge in other situations, the resultant income will be treated as income that does not qualify under the 75% or the 95% gross income test. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We may conduct some or all of our hedging activities (including hedging activities relating to currency risk) through our TRS, the income from which will be subject to federal income tax, rather than by participating in the arrangements directly.

Failure to Qualify

If we fail to satisfy one or more requirements for REIT qualification other than the income or asset tests, we could avoid disqualification if our failure is due to reasonable cause and not willful neglect and we pay a penalty of $50,000 for each such failure. Relief provisions are available for failures of the income tests and asset tests, as described above in “—Income Tests” and “—Asset Tests.”

If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic stockholders that are individuals, trusts and estates will generally be taxable at capital gains rates (through 2010). In addition, subject to the limitations of the Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.

Corporate Information

Our executive offices are located at Two Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9300.

We make available all of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct free of charge on our internet website at www.AGNC.com as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC’s internet website at www.sec.gov.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with other mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous other mortgage REITs with similar asset acquisition objectives and others may be organized in the future. The effect of the existence of additional mortgage REITs may increase competition for the available supply of mortgage assets suitable for purchase. Additionally, our investment strategy is dependant on the amount of financing available to us in the repurchase agreement market. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all.

Employees

Neither we nor our Manager have any employees. We are managed by our Manager pursuant to the management agreement between our Manager and us. Certain members of American Capital’s senior management and members of its RMBS investment team serve as officers of our Manager and provide services to us on behalf of the Manager pursuant to the terms of the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities, as necessary for our Manager to perform its obligations and responsibilities under the management agreement.

Item 1A. Risk Factors

You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the related notes thereto before making a decision to purchase our securities. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.

If any of the following risks actually occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment.

Risks Related to Conflicts of Interest in Our Relationship with Our Manager and American Capital

The management agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party.

The management agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, as a result of this relationship, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

We have no dedicated employees and our Manager is responsible for making all of our investment decisions. None of our or our Manager’s officers are required to devote any specific amount of time to our business and each of them may provide their services to American Capital, its affiliates and sponsored investment vehicles or other entities not affiliated with American Capital, which could result in conflicts of interest.

Our Manager is responsible for making all of our investments. Each of our and our Manager’s officers, as well as the members of American Capital’s RMBS investment team who provide services to us, is an employee of American Capital or its affiliates and none of them devote his time to us exclusively. Each of Messrs. Wilkus, Erickson, Flax, Grunewald and McHale, who are members of our Manager’s investment committee, is an officer of American Capital and has significant responsibilities to American Capital and certain of its various portfolio companies, affiliated entities or managed funds. The members of American Capital’s RMBS investment team who provide services to us also provide services to American Capital or other RMBS investment vehicles that have been or may be sponsored by American Capital in the future. Due to the fact that each of our and our Manager’s officers and American Capital’s RMBS investment team are responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.

American Capital has agreed that so long as the Manager or an affiliate of American Capital continues to manage our company, it will not sponsor an investment vehicle that invests predominantly in whole pool agency securities other than us. This restriction does not prevent American Capital or an affiliate of American Capital from investing in or sponsoring an investment vehicle that targets investments in agency securities as long as that entity also targets investments in other types of investments, and as a result, American Capital or an affiliate of American Capital may compete with us. Our Board of Directors has adopted investment guidelines that require that any investment transaction between us and American Capital or any affiliate of American Capital receives the prior approval of a majority of our independent directors. However, this policy does not eliminate the conflicts of interest that our and our Manager’s officers and the members of American Capital’s RMBS investment team will face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in agency securities. Accordingly, we may compete for access to the benefits that we expect our relationship with our Manager and American Capital to provide.

Our Manager and American Capital do not have extensive institutional experience in acquiring or financing agency securities.

Prior to September 2007, American Capital did not pursue a residential real estate or agency security investment strategy, and therefore neither our Manager nor American Capital has extensive institutional experience in acquiring or financing agency securities.

We are completely dependent upon our Manager and certain key personnel of American Capital who provide services to us through the management agreement and the administrative services agreement and we may not find suitable replacements for our Manager and these personnel if the management agreement and the administrative services agreement are terminated or such key personnel are no longer available to us.

We are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Because neither we nor our Manager has any employees or separate facilities, our Manager has entered into an administrative services agreement with American Capital in order to provide it with the personnel, services and resources necessary to carry out its responsibilities under the management agreement. Neither the administrative services agreement nor the management agreement requires our Manager or American Capital to dedicate specific personnel to our operations nor requires any specific personnel of American Capital to dedicate a specific amount of time to our business. Additionally, because we rely on American Capital, we may be negatively impacted by an event or factors that negatively impacts American Capital’s business or financial condition.

After the initial term of the management agreement, which expires on May 20, 2011, or upon the expiration of any automatic renewal term, our Manager may elect not to renew the management agreement without cause, without penalty, on 180-days prior written notice to us. If we elect not to renew the management agreement without cause, we would have to pay a termination fee (as described further below).

If we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, including American Capital, or any person who has been employed by our Manager or any of its affiliates at any time within the two year period immediately preceding the date on which the person commences employment with us for two years after such termination of the management agreement. We do not have retention agreements with any of our officers. We believe that the successful implementation of our investment and financing strategies depends to a significant extent upon the experience of American Capital’s executive officers and American Capital’s RMBS investment team. None of these individuals’ continued service is guaranteed. If the management agreement is terminated or these individuals leave American Capital, we may be unable to execute our business plan.

We have no recourse to American Capital if it does not fulfill its obligations under the administrative services agreement.

Neither we nor our Manager have any employees or separate facilities. As a result, our Manager has entered into an administrative services agreement with American Capital pursuant to which our Manager is provided with the personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital may assign its rights and obligations thereunder to any of its affiliates, including American Capital, LLC, the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital if it does not fulfill its obligations under the administrative services agreement or it elects to assign the agreement to one of its affiliates.

If we elect to not renew the management agreement without cause, we would be required to pay our Manager a substantial termination fee. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.

Electing not to renew the management agreement without cause would be difficult and costly for us. With the consent of the majority of our independent directors, we may elect not to renew our management agreement after the initial term of the management agreement, which expires on May 20, 2011, or upon the expiration of any automatic renewal term, both upon 180-days prior written notice. If we elect to not renew the agreement because of a decision by our Board of Directors that the management fee is unfair, our Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the management agreement without cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the management agreement.

Our Manager’s management fee is payable regardless of our performance.

Our Manager is entitled to receive a management fee from us that is based on the amount of our Equity, regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. Our Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

Risks Related to Our Management Agreement Structure

The fee structure of our management agreement may limit our Manager’s ability to retain access to key personnel of American Capital.

We rely on our Manager to administer our business activities and day-to-day operations. Because neither we nor our Manager has any employees, our Manager has entered into an administrative services agreement with American Capital pursuant to which our Manager is provided personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement. Thus, we are dependent upon certain personnel of American Capital, including members of American Capital’s RMBS investment team.

Under the terms of our management agreement, our Manager is paid a monthly management fee equal to 1.25% per annum of our Equity. Our Manager uses the proceeds from the management fee in part to pay American Capital for services provided to us by its employees, including members of its senior management and its RMBS investment team, pursuant to the terms of the administrative services agreement. Our management agreement does not provide our Manager with an incentive management fee that would pay our Manager additional compensation as a result of meeting performance targets. However, many of our externally managed competitors pay their managers an incentive management fee, which could enable the manager to provide additional compensation to its key personnel. Additionally, many of our internally managed competitors provide their employees with stock compensation to award strong performance. Thus, the lack of an incentive fee in our management agreement may limit the ability of our Manager, and ultimately American Capital to provide key personnel of American Capital, including members of its RMBS investment team, with additional compensation for strong performance, which could adversely affect American Capital’s ability to retain these key personnel. If American Capital were not able to retain any of the key personnel that are currently providing services to our Manager and us, it would have to find replacement personnel to provide those services. However, those replacement key personnel may not be able to produce the same operating results as the current key personnel.

Risks Related to Our Business

Loss of our exemption from regulation pursuant to the Investment Company Act would adversely affect us.

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus “real estate-related assets.” In satisfying this 55% requirement, we may treat agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by a pool as qualifying real estate interests. Therefore, the agency securities and any other mortgage-related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our agency securities and we may be precluded from acquiring certain types of higher yielding agency securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the Investment Company Act.

We are exposed to potential risks from legislation requiring companies to evaluate their internal control over financial reporting.

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires Exchange Act-reporting companies to assess and attest to the effectiveness of their internal controls over financial reporting and requires their independent registered public accounting firm to audit the effectiveness of the company’s internal controls over financial reporting, beginning with our fiscal year ending December 31, 2009. There can be no assurance that we will receive an unqualified opinion from our independent registered public accounting firm with regard to the effectiveness our internal controls over financial reporting. In addition, legislation regarding Exchange Act-reporting companies’ internal controls over financial reporting, or other aspects of these companies’ compliance with federal securities laws, may, in the future, be amended so as to impose additional burdens on us. Any failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and the trading price of our common stock.

We are highly dependent on information and communications systems. Any systems failures could significantly disrupt our business, which may, in turn, negatively affect our operations and the market price of our common stock and our ability to pay dividends to our stockholders.

Our business is highly dependent on communications and information systems. Any failure or interruption of our Manager’s systems could cause delays or other problems in our agency securities trading activities, which could have a material adverse effect on our operating results and negatively affect our operating results and the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to Our Investing and Financing Strategy

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, on July 30, 2008, the government passed the “Housing and

Economic Recovery Act of 2008,” or the HERA. On September 7, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of agency securities to a modest amount through the end of 2009. Beginning in 2010, Fannie Mae and Freddie Mac will gradually reduce their agency security portfolios.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of Treasury, or the U.S. Treasury, has taken three additional actions: (i) the U.S. Treasury and FHFA have entered into preferred stock purchase agreements between the U.S. Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Treasury has established a new secured lending credit facility which will be available to Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop, which will be available until December 2009; and (iii) the U.S. Treasury has initiated a temporary program to purchase agency securities issued by Fannie Mae and Freddie Mac. Initially, Fannie Mae and Freddie Mac each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of each government sponsored enterprise, or GSE, at a nominal exercise price. Pursuant to these agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and agency security portfolio may not exceed $850 billion as of December 31, 2009, and will decline by 10% each year until such portfolio reaches $250 billion. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.

Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantees could be considerably limited relative to historical measurements. Any changes to the nature of the guarantees provided by Fannie Mae and Freddie Mac could redefine what constitutes an agency security and could have broad adverse market implications.

The size and timing of the federal government’s agency security purchase program is subject to the discretion of the U.S. Secretary of the Treasury, who has indicated that the scale of the program will be based on developments in the capital markets and housing markets. Purchases under this program have already begun, but there is no certainty that the U.S. Treasury will continue to purchase additional agency securities in the future. The U.S. Treasury can hold its portfolio of agency securities to maturity, and, based on mortgage market conditions, may make adjustments to the portfolio. This flexibility may adversely affect the pricing and availability for our target assets. It is also possible that the U.S. Treasury’s commitment to purchase agency securities in the future could create additional demand that would negatively affect the pricing of agency securities that we seek to acquire.

The U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future. The U.S. Treasury’s authority to purchase agency securities and to provide financial support to Fannie Mae and Freddie Mac under the HERA expires on December 31, 2009. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would eliminate the major component of our business model.

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

As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the federal government and requires Fannie Mae and Freddie Mac to reduce the amount of mortgage loans they own or for which they provide guarantees on agency securities. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the federal government, and could also nationalize or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on investments in Fannie Mae and/or Freddie Mac agency security. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially adversely affect our business, operations and financial condition.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008, and the purchases of agency securities began in early January 2009. The Federal Reserve’s program to purchase agency securities could cause an increase in the price of agency securities, which would negatively impact the net interest margin with respect to new agency securities we may purchase.

There can be no assurance that the actions of the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the Emergency Economic Stabilization Act of 2008, or EESA, was enacted on October 3, 2008. The EESA provided the U.S. Secretary of the Treasury with the authority to establish the Troubled Asset Relief Program, or TARP, to purchase from financial institutions up to $700 billion of residential or commercial mortgages and any securities, obligations, or other instruments that are based on or related to such mortgages, that in each case was originated or issued on or before March 14, 2008, as well as any other financial instrument that the U.S. Secretary of the Treasury, after consultation with the Chairman of the Board of Governors of the Federal Reserve System, determines the purchase of which is necessary to promote financial market stability, upon transmittal of such determination, in writing, to the appropriate committees of the U.S. Congress. The EESA also provides for a program that would allow companies to insure their troubled assets.

On October 14, 2008, the U.S. Treasury announced the voluntary Capital Purchase Program, or the CPP, which was implemented under authority provided in the EESA. Under the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities that elect to participate by November 14, 2008. Nine of the largest banks in the United States, as well as other financial institutions, have accepted investments under the CPP. The U.S. Treasury has also taken under consideration the expansion of the CPP to non-financial institutions, including life or other insurance companies. As of January 30, 2009, the U.S. Treasury Department has made $195.3 billion of investments, receiving preferred stock and warrants from participating institutions.

There can be no assurance that programs and proposals recently initiated and announced by the U.S. Treasury or Federal Reserve will have a beneficial impact on the financial markets, including current extreme levels of volatility. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

To the extent that we invest in agency securities that are guaranteed by Fannie Mae and Freddie Mac, we are subject to the risk that these U.S. Government-sponsored entities may not be able to fully satisfy their guarantee obligations or that these guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.

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

As conservator of Fannie Mae and Freddie Mac, FHFA may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that Freddie Mac or Fannie Mae entered into prior to FHFA’s appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The HERA requires FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to FHFA’s appointment as conservator. Freddie Mae and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac’s mortgage-related securities, because FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.

If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of agency securities issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrowers’ late payments or failure to pay or a servicer’s failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency securities. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae’s guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency securities. FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If

FHFA were to transfer Freddie Mac or Fannie Mae’s guarantee obligations to another party, holders of agency securities would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party.

New laws may be passed affecting the relationship between Fannie Mae and/or Freddie Mac, on the one hand, and the U.S. Government, on the other, which could adversely affect the availability and pricing of agency securities.

Legislation has been passed and additional legislation may be proposed in the future to change the relationship between Fannie Mae and Freddie Mac, on the one hand, and the U.S. Government, on the other hand, or that requires Fannie Mae and Freddie Mac to reduce the amount of mortgages they own or limit the amount of securities they guarantee. We intend to invest exclusively in agency securities. If any such further legislation is enacted into law, it may lead to market uncertainty and the actual or perceived impairment in the credit quality of securities issued by Fannie Mae or Freddie Mac. This may increase the risk of loss on investments in Fannie Mae and/or Freddie Mac-issued securities. Any legislation requiring Fannie Mae or Freddie Mac to reduce the amount of mortgages they own or for which they guarantee payments on could adversely affect the availability and pricing of agency securities and therefore, adversely affect our business prospects.

Market conditions may upset the historical relationship between interest rate changes and prepayment trends, which would make it more difficult for us to analyze our investment portfolio.

Our success depends on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our agency securities. Changes in interest rates and prepayments affect the market price of the agency securities that we intend to purchase and any agency securities that we hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we will depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. If the recent dislocations in the residential mortgage market or other developments change the way that prepayment trends have historically responded to interest rate changes, our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

Mortgage loan modification programs, future legislative action and changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns, on the agency securities in which we invest.

During the second half of 2008 and in early 2009, the U.S. government, through the FHA and the Federal Deposit Insurance Corporation, or FDIC, commenced implementation of programs designed to provide homeowners with assistance in avoiding residential mortgage loan foreclosures including the Hope for Homeowners Act of 2008, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans. The programs may also involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans or the rate of interest payable on the loans, or to extend the payment terms of the loans. Members of the U.S. Congress have indicated support for additional legislative relief for homeowners, including an amendment of the bankruptcy laws to permit the modification of mortgage loans in bankruptcy proceedings. These loan modification programs, future legislative or regulatory actions, including amendments to the bankruptcy laws, that result in the modification of outstanding mortgage loans, as well as changes in the requirements necessary to qualify for refinancing a mortgage with Fannie Mae, Freddie Mac or Ginnie Mae may adversely affect the value of, and the returns on, the agency securities in which we invest. Depending on whether or not the bond was purchased at a premium or discount the yield may be positively or negatively impacted.

Continued adverse developments in the broader residential mortgage market may adversely affect the value of the agency securities in which we invest.

In 2008 and so far in 2009, the residential mortgage market in the United States has experienced a variety of difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Certain commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate related assets, including agency securities and other high-quality RMBS assets. As a result, values for RMBS assets, including some agency securities and other AAA-rated RMBS assets, have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our agency securities.

We invest exclusively in agency securities and rely on our agency securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. The agency securities we invest in are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are reported at fair value, based on market prices from third-party sources, with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. As a result, a decline in fair values may reduce the book value of our assets. Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings. If market conditions result in a decline in the fair value of our agency securities, our financial position and results of operations could be adversely affected.

Failure to procure adequate repurchase agreement financing, or to renew (roll) or replace existing repurchase agreement financing as it matures, would adversely affect our results of operations and may, in turn, negatively affect the market value of our common stock and our ability to make distributions to our stockholders.

We use repurchase agreement financing as a strategy to increase our return on equity. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if the following events occur:

•	our lenders do not make repurchase agreement financing available to us at acceptable rates;

•	certain of our lenders exit the repurchase market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.

We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. In 2008, there were several mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. In addition, many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses have reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed RMBS which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.

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

We have entered into master repurchase agreements with a number of financial institutions. We have borrowed under certain of these master repurchase agreements to finance the acquisition of agency securities for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the agency securities may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate agency securities generally may be more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. In addition, certain of our agency securities may be more illiquid than other securities we invest in which could cause them to be more susceptible to margin calls in a volatile market environment. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our agency securities under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of a margin call.

Our borrowings, which are generally made under our master repurchase agreements, may qualify for special treatment under the U.S. Bankruptcy Code. This special treatment would allow the lenders under these agreements to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to liquidate the collateral under these agreements without delay.

If our lenders pursuant to our repurchase transactions default on their obligations to resell the underlying agency security back to us at the end of the transaction term, or if the value of the underlying agency security has declined by the end of the term or if we default on our obligations under the transaction, we will lose money on these transactions.

When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 30 to 90 days, but which may have terms from one day to 364 days. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the haircut. As a result, we are able to borrow against a smaller portion of the agency securities we initially sell in these transactions. Increased haircuts require us to post additional collateral for our agency securities. The haircut rates under our master repurchase agreements we have entered into will not be set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell the securities to us we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings, and thus our cash available for distribution to our stockholders.

If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our portfolio and carry out our investment strategy. There is no assurance we would be able to secure a suitable replacement facility on acceptable terms or at all.

Differences in timing of interest rate adjustments on adjustable-rate agency securities we may acquire and our borrowings may adversely affect our profitability and our ability to make distributions to our stockholders.

Certain of the agency securities we intend to acquire may be adjustable-rate agency securities. This means that their interest rates may vary over time based upon changes in an objective index, such as

•	LIBOR, the interest rate that banks in London offer for deposits in London of U.S. dollars;

•	the Treasury rate, a monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board; or

•	the CD rate, the weekly average or secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates. We rely primarily on short-term borrowings to acquire agency securities with long-term maturities. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments in agency securities generally will bear interest based on longer-term rates than our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of the agency securities in our investment portfolio. Thus, if the interest rates on our borrowings increase quicker than the interest rate adjustments on adjustable-rate securities we may acquire our net income would be negatively impacted. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event, our borrowing costs may exceed our interest income and we could incur operating losses, which would hinder our ability to make distributions to our stockholders.

Interest rate caps on our adjustable-rate agency securities may adversely affect our profitability.

Adjustable-rate agency securities will typically be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of an agency security. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps could limit the interest rates on our adjustable-rate agency securities. This problem is magnified for hybrid adjustable-rate and adjustable-rate agency securities that are not fully indexed. Further, some hybrid adjustable-rate and adjustable-rate agency securities may be subject to periodic payment caps that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid adjustable-rate and adjustable-rate agency securities than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.

An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, agency securities, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and pay dividends.

Rising interest rates generally reduce the demand for consumer credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of agency securities available to us, which could affect our ability to acquire assets that satisfy our investment objectives. Rising interest rates may also cause agency securities that were issued prior to an interest rate increase to provide yields that exceed prevailing market interest rates. If rising interest rates cause us to be unable to acquire a sufficient volume of agency securities or agency securities with a yield that exceeds the borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends, may be materially and adversely affected.

Because we acquire fixed-rate securities, an increase in interest rates on our borrowings may adversely affect our book value.

Increases in interest rates may negatively affect the market value of our agency securities. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with GAAP, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the market value of our agency securities that are classified as available-for-sale. We are required to evaluate our agency securities on a quarterly basis to determine their fair value by using third-party bid price indications provided by dealers who make markets in these securities or by third-party pricing services. If the fair value of a security is not available from a dealer or third-party pricing service, we estimate the fair value of the security using a variety of methods including, but not limited to, discounted cash flow analysis, matrix pricing, option-adjusted spread models and fundamental analysis. Aggregate characteristics taken into consideration include, but are not limited to, type of collateral, index, margin, periodic cap, lifetime cap, underwriting standards, age and delinquency experience. However, the fair value reflects estimates and may not be indicative of the amounts we would receive in a current market exchange. If we determine that an agency security is other-than-temporarily impaired, we are required to reduce the value of such agency security on our balance sheet by recording an impairment charge in our income statement and our stockholders’ equity would be correspondingly reduced. Reductions in stockholders’ equity could decrease the amounts we may borrow to purchase additional agency securities, which may restrict our ability to increase our net income.

Changes in prepayment rates may adversely affect our profitability.

The agency securities in our investment portfolio are backed by pools of mortgage loans. We receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster than expected, this results in prepayments that are faster than expected on the related agency securities. These faster than expected payments may adversely affect our profitability.

We may purchase agency securities that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security. In accordance with GAAP, we amortize this premium over the expected term of the agency security based on our prepayment assumptions. If the agency security is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property, or when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. Prepayment rates also may be affected by conditions in the housing and financial markets, increasing defaults on mortgage loans, which could lead to an acceleration of the payment of the related principal, general economic conditions and the relative interest rates on FRM and ARM loans. While we will seek to manage prepayment risk, in selecting investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

A decrease in prepayment rates may adversely affect our profitability.

When borrowers prepay their mortgage loans at slower than expected rates, prepayments on the agency securities may be slower than expected. These slower than expected payments may adversely affect our profitability.

We may purchase agency securities that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security. In accordance with accounting rules, we accrete this discount over the expected term of the agency security based on our prepayment assumptions. If the agency security is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the portfolio and result in a lower than expected yield on securities purchased at a discount to par.

Our hedging strategies may not be successful in mitigating the risks associated with interest rates.

Subject to complying with REIT tax requirements, we intend to employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our short-term repurchase agreements. In general, our hedging strategy depends on our view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. We could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate caps, collars, floors, forward contracts, options, futures or swap agreements. We may conduct certain hedging transactions through our TRS, which will be subject to federal, state and, if applicable, local income tax.

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, we may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	available interest rate hedging may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•	as explained in further detail in the risk factor immediately below, the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•

the value of derivatives used for hedging may be adjusted from time to time in accordance with GAAP to reflect changes in fair value. Downward adjustments, or “mark-to-market losses,” would reduce our stockholders’ equity.

Whether the derivatives we acquire achieve hedge accounting treatment under Statement of Financial Accounting Standards No. 133, Accounting for Derivative Instruments and Hedging Activities, or SFAS No. 133, or not, hedging generally involves costs and risks. Our hedging strategies may adversely affect us because hedging activities involve costs that we will incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Especially if our hedging strategies are not effective, we could incur significant hedging-related costs without any corresponding economic benefits.

Our use of certain hedging techniques may expose us to counterparty risks.

If a swap counterparty under an interest rate swap agreement that we intend to enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap, we may not receive payments due under that agreement, and thus, we may lose any unrealized gain associated with the interest rate swap. The hedged liability could cease to be hedged by the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we could also incur a loss for all remaining unamortized premium paid for that security.

We may fail to qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with SFAS No. 133. Under these standards, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the SFAS No. 133 definition of a derivative (such as short sales), we fail to satisfy SFAS No. 133 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

Our strategy involves significant leverage, which may cause substantial losses.

We expect our leverage will range between five and 10 times the amount of our stockholders’ equity (calculated in accordance with GAAP), which must comply with the leverage threshold requirements in our investment guidelines. We will incur this leverage by borrowing against a substantial portion of the market value of our agency securities. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

•	short-term interest rates increase;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.

Our rights under our repurchase agreements will be subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements.

In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our securities under a repurchase agreement or to be compensated for any damages resulting from the lender’s insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.

Broad market fluctuations could negatively impact the market price of our common stock.

The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies’ operating performances. These broad market fluctuations could reduce the market price of our common stock. Furthermore, our operating results and prospects may be below the expectations of public market analysts and investors or may be lower than those of companies with comparable market capitalizations, which could lead to a material decline in the market price of our common stock.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

Future sales of shares of our common stock may depress the price of our shares.

We cannot predict the effect, if any, of future sales of our common stock or the availability of shares for future sales on the market price of our common stock. Any sales of a substantial number of our shares in the public market, or the perception that sales might occur, may cause the market price of our shares to decline.

American Capital owns approximately 33.3% of our outstanding common stock as a result of its purchase of five million shares at the IPO price in a private placement concurrently with the completion of our IPO. Our Board of Directors has granted American Capital an exemption from the 9.8% ownership limitation. We entered into a registration rights agreement with American Capital with respect to the common stock owned by American Capital. Pursuant to the registration rights agreement, we granted American Capital (i) unlimited demand registration rights to have these shares registered for resale and (ii) the right to “piggy-back” these shares in registration statements we might file in connection with any future public offering so long as we retain our Manager as our manager. American Capital may also sell these shares in a transaction that is not subject to registration under the Securities Act if an exemption from such registration is available. We cannot predict the effect that any sale of our common stock by American Capital will have on the market price of our common stock.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.

We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year, subject to certain adjustments, is distributed to our stockholders. We have not established a minimum dividend payment level and the amount of our dividend will fluctuate. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

An increase in market interest rates may cause a material decrease in the market price of our common stock.

One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to affect adversely the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.

American Capital owns a significant percentage of our common stock, which could result in significant influence over the outcome of matters submitted to the vote of our stockholders.

American Capital owns approximately 33.3% of our outstanding common stock as a result of its purchase of five million shares at the IPO price in a private placement concurrently with the completion of our IPO. As a result, American Capital has significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. The interests of American Capital may conflict with, or differ from, the interests of other holders of our common stock. So long as American Capital continues to own a significant percentage of shares of our common stock, it will significantly influence all our corporate decisions submitted to our stockholders for approval, regardless of whether we terminate the management agreement with our Manager.

The stock ownership limit imposed by the Code for REITs and our amended and restated certificate of incorporation may restrict our business combination opportunities.

To qualify as a REIT under the Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our amended and restated certificate of incorporation, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our amended and restated certificate of incorporation, no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock. Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Our Board of Directors has granted American Capital an exemption from this ownership limitation. Pursuant to our amended and restated certificate of incorporation, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person’s percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit. Until such a person’s percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of common stock will be in violation of the decreased stock ownership limit. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our amended and restated certificate of incorporation apply to the ownership at any time by any “person,” which term includes entities. These ownership limitations are intended to assist us in complying with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

The stock ownership limitation contained in our amended and restated certificate of incorporation generally does not permit ownership in excess of 9.8% of our common or capital stock, and attempts to acquire our common or capital stock in excess of these limits will be ineffective unless an exemption is granted by our Board of Directors.

As described above, our amended and restated certificate of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common or capital stock, unless exempted by our Board of Directors. Our amended and restated certificate of incorporation’s constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our amended and restated certificate of incorporation’s ownership limit. Any attempt to own or transfer shares of our common or preferred stock (if and when issued) in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being treated as invalid from the outset.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws could discourage a change of control that our stockholders may favor, which could also adversely affect the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third party to acquire control of us, even if a change of control would be beneficial to our stockholders. We could issue a series of preferred stock to impede the completion of a merger, tender offer or other takeover attempt. The anti-takeover provisions in our amended and restated certificate of incorporation and bylaws may impede takeover attempts, or other transactions, that may be in the best interests of our stockholders and, in particular, our common stockholders. In addition, the market price of our common stock could be adversely affected to the extent that provisions of our amended and restated certificate of incorporation and bylaws discourage potential takeover attempts, or other transactions, that our stockholders may favor.

Risks Related to Our Taxation as a REIT

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We are presently operating in a manner that allows us to qualify as a REIT for federal income tax purposes. We have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”) with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our Manager, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued and will not cover subsequent periods. Skadden will have no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, and our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which will not be monitored by Skadden. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

Dividends payable by REITs do not qualify for the reduced tax rates available for some dividends.

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2010. Dividends payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

REIT distribution requirements could adversely affect our ability to execute our business plan.

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Code.

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase agency securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders’ equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.

Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, and state or local income, property and transfer taxes, such as mortgage recording taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRS or other subsidiary corporations that will be subject to corporate-level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.

To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts we distribute to our stockholders and the ownership of our stock. We may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make certain attractive investments.

Complying with REIT requirements may force us to liquidate otherwise attractive investments.

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and agency securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of agency securities subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We enter into financing arrangements that are structured as repurchase agreements pursuant to which we would nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the agency securities sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the agency securities that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the agency securities to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the agency securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 95% gross income test, but would generally constitute non-qualifying income for purposes of the 75% gross income test. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Qualifying as a REIT involves highly technical and complex provisions of the Code.

Qualification as a REIT involves the application of highly technical and complex Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third-parties over which we have no control or only limited influence.

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. Our executive and administrative office is located in Bethesda, Maryland in office space shared with American Capital.

Item 3. Legal Proceedings

We are not party to any material litigation or legal proceedings, or to the best of our knowledge, any threatened litigation or legal proceedings, which, in our opinion, individually or in the aggregate, would have a material adverse effect on our results of operations or financial condition.

Item 4. Submission of Matters to a Vote of Security Holders

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Stock Prices and Dividend Declarations

Our common stock began trading on May 15, 2008 and is quoted on The NASDAQ Global Market under the symbol AGNC. As of February 4, 2009, we had 5 shareholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of shareholders. We believe that there are currently over 7,683 additional beneficial holders of our common stock.

The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Market and our dividends paid for the period ended December 31, 2008.

	Sales Prices		Dividends
	High	Low	Declared
For the period ended June 30, 2008	$20.01	$15.30	$0.31
For the quarter ended September 30, 2008	$20.25	$13.04	$1.00
For the quarter ended December 31, 2008	$22.49	$12.00	$1.20

We intend to pay quarterly dividends and to distribute to our stockholders all or substantially all of our taxable income in each year (subject to certain adjustments). This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide for the issuance of equity-based awards, including stock options, restricted stock units and unrestricted stock awards to our independent directors. An aggregate of 100,000 shares of our common stock has been reserved for issuance under the Incentive Plan.

The following table provides information as of December 31, 2008 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	4,500	$19.35	95,500
Equity compensation plans not approved by security holders	—	$—	—

Total	4,500	$19.35	95,500

The following graph compares a shareholder’s cumulative total return, assuming $100 invested at May 15, 2008 (the date of our IPO), with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor’s 500 Stock Index (“S&P 500”); (iii) the stocks included in the NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our Agency REIT Peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Hatteras Financial Corp. and MFA Mortgage Investments, Inc.

Item 6. Selected Financial Data.

The following selected financial data are derived from our audited financial statements for the period from May 20, 2008 (date operations commenced) through December 31, 2008. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share amounts)

As of December 31, 2008
Balance Sheet Data:
Investment portfolio, at fair value	$1,573,383
Total assets	$1,656,325
Repurchase agreements	$1,346,265
Total liabilities	$1,398,174
Total stockholders’ equity	$258,151
Book value per common share as of period end(1)	$17.20

For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Statement of Operations Data:
Interest income	$55,127
Interest expense	24,937

Net interest income	30,190

Other income	10,917
Expenses	(5,755)

Net income	$35,352

Net income per common share - basic and diluted	$2.36
Shares outstanding	15,000
Dividends declared	$2.51

For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Other Data (unaudited):
Average agency securities	$1,772,302
Average total assets	$1,826,110
Average repurchase agreements	$1,529,917
Average equity	$266,241
Average asset yield(2)	5.04%
Average cost of funds(3)	2.63%
Net interest rate spread(4)	2.41%
Net return on average equity(5)	21.44%
Leverage (average during the period)(6)	5.7:1
Leverage (at period end)(7)	5.2:1

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Book value per common share was calculated by dividing our total stockholders’ equity by our number of common shares outstanding.
(2)	Weighted average asset yield for the period was calculated by dividing our total interest income on agency securities, including amortization of premiums and discounts, by our average agency securities.

(3)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements.
(4)	Net interest rate spread for the period was calculated by subtracting our weighted average cost of funds from our weighted average asset yield.
(5)	Net return on average equity for the period was calculated by dividing our net income by our average stockholders’ equity.
(6)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average stockholders’ equity.
(7)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements by our total stockholders’ equity at period end.

Item 7. Management’s Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share data)

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

EXECUTIVE OVERVIEW

We are a real estate investment trust, or REIT, that invests exclusively in single-family residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which principal and interest are guaranteed by government-sponsored entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

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

Our principal goal is to preserve our book value while generating net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities. We fund our investments through short-term borrowings structured as repurchase agreements.

We intend to qualify as a REIT for federal income tax purposes and will elect to be taxed as a REIT under the Code of 1986, as amended, or the Code, commencing with our taxable year ending December 31, 2008. We generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to our stockholders and maintain our intended qualification as a REIT.

As of December 31, 2008, we had total assets of $1.7 billion. Our $1.6 billion investment portfolio consisted entirely of fixed-rate agency securities. Our repurchase agreements outstanding were $1.3 billion and our stockholders’ equity was $0.3 billion, or $17.20 per share, for a leverage ratio of 5.2 times our stockholders’ equity. For the period from May 20, 2008 through December 31, 2008, we reported net income of $35.4 million, or $2.36 per basic and diluted share. We have declared dividends of $2.51 per share through December 31, 2008.

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

Concerns about increased mortgage delinquencies and foreclosures, declining home prices and rising unsold home inventory have caused many investors to question the underlying risk and value of mortgage-related assets across the ratings spectrum. Since the middle of 2007, commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the U.S. mortgage market. These losses have reduced financial industry capital leading to reduced liquidity for mortgage assets, more volatile valuations of mortgage assets and in some cases forced selling of mortgage assets. As a result, repurchase financing for agency securities has been more volatile.

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

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, the government passed the “Housing and Economic Recovery Act of 2008,” or the HERA, on July 30, 2008. As a result of this legislation, Fannie Mae and Freddie Mac have been placed into the conservatorship of the Federal Housing Finance Agency, or FHFA, their federal regulator, pursuant to its powers under the HERA. As the conservator of Fannie Mae and Freddie Mac, the FHFA now controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the shareholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of this new legislation is to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of agency securities to a modest amount through the end of 2009. Beginning in 2010, Fannie Mae and Freddie Mac will gradually reduce their agency security portfolios.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of Treasury, or the U.S. Treasury, has taken three additional actions: (i) the U.S. Treasury and FHFA have entered into separate preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that each of Fannie Mae and Freddie Mac maintains a positive net worth; (ii) the U.S. Treasury has established a new secured lending credit facility available until December 2009 to Fannie Mae, Freddie Mac, and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop; and (iii) the U.S. Treasury has initiated a temporary program to purchase RMBS issued by Fannie Mae and Freddie Mac.

Initially, Fannie Mae and Freddie Mac each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of each government sponsored entity, or GSE, at a nominal exercise price. Pursuant to these agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and agency security portfolio may not exceed $850 billion as of December 31, 2009, and will decline by 10% each year until such portfolio reaches $250 billion. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Although the U.S. Treasury has committed capital to Fannie Mae and Freddie Mac, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations which could materially adversely affect our business, operations and financial condition.

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

On October 14, 2008, the U.S. Treasury announced the voluntary Capital Purchase Program, or the CPP, which was implemented under authority provided in the EESA. Under the CPP, the U.S. Treasury will purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, savings associations, and certain bank and savings and loan holding companies engaged only in financial activities, that elect to participate by November 14, 2008. Nine of the largest banks in the United States, as well as other financial institutions, have accepted investments under the CPP. The U.S. Treasury has also taken under consideration the expansion of the CPP to non-financial institutions, including life or other insurance companies. As of January 30, 2009, the U.S. Treasury Department has made $195.3 billion of investments, receiving preferred stock and warrants from participating institutions.

In addition, during 2008, the U.S. Federal Reserve, or the Federal Reserve, also initiated a number of other programs aimed at improving broader financial markets, such as establishing a $1.8 trillion commercial paper funding facility and a $200 billion facility to finance consumer asset-backed securities. In addition, in order to provide further liquidity to financial institutions, the Federal Reserve has provided primary dealers with access to the Federal Reserve’s discount window and, in instances of distress, arranged financing for certain entities.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. The Federal Reserve stated that its actions are intended to reduce the cost and increase the availability of credit for the purchase of houses, which in turn should support housing markets and foster improved conditions in financial markets more generally. The purchases of direct obligations began during the first week of December 2008, and the purchases of agency securities are expected to begin shortly. The Federal Reserve’s program to purchase agency securities could cause an increase in the price of agency securities, which would negatively impact the net interest margin with respect to new agency securities we may purchase.

During 2008, the U.S. government, through the FHA and the Federal Deposit Insurance Corporation, or the FDIC, also initiated programs in an effort to restore confidence and functioning in the banking system and attempt to reduce foreclosures through loan modifications. To assist the banking system, the FDIC will now insure deposits up to $250,000 up from $100,000 through December 31, 2009, provide finite guarantees on qualified bank debt and, in limited cases, provide loan guarantees to certain financial institutions. Additionally, in an attempt to reduce foreclosures, the FDIC encouraged uniform guidelines for loan modifications, which include reduction of interest rate, extension of maturity and balance reductions.

There can be no assurance that the programs and proposals recently initiated and announced by the U.S. Treasury or Federal Reserve will have a beneficial impact on the financial markets. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended, our business may not receive any positive impact from the legislation. In addition, the U.S. Treasury, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

Our Investment Strategy

Our investment strategy is to build an investment portfolio consisting exclusively of agency securities that seeks to generate attractive risk-adjusted returns. As of December 31, 2008, our investment portfolio totaled $1.6 billion financed at a leverage ratio of approximately 5.2 times our stockholders’ equity, which is below the leverage approved by our Board of Directors and permitted under our master repurchase agreements of 10 times our stockholders’ equity. Financing spreads (the difference between yields on our interest earning assets and cost of funds on related borrowings and hedges) averaged 241 basis points during the period ended December 31, 2008.

The size and composition of our investment portfolio depends on investment strategies being implemented by our Manager, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment capital. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates, mortgage prepayments and market liquidity. See “Item 1. Business” in this Annual Report on Form 10-K for further discussion on our investment strategy.

Our Financing Strategy

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements with financial institutions. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Per our investment guidelines approved by our Board of Directors, we would need the approval of our Board of Directors for our leverage to exceed 10 times the amount of our stockholders’ equity. See “Item 1. Business” in this Annual Report on Form 10-K for further discussion on our financing strategy.

Our Hedging Strategy

As part of our risk management strategy, we may hedge our exposure to interest rate and prepayment risk as our Manager determines is in our best interest given our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk enhances our risk/return profile. We may enter into interest rate caps, collars, floors, forward contracts, options, futures or swap agreements to attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings on our assets during a period of rising interest rates. See “Item 1. Business” in this Annual Report on Form 10-K for further discussion on our hedging strategy.

Our Option Strategy

As a means of enhancing our returns and managing the risks associated with our portfolio of agency securities, we may purchase TBA securities or buy or sell put or call options on TBA securities. Our Manager implements this strategy based upon overall market conditions, the level of volatility in the mortgage market, size of our agency securities portfolio, notional value of our swap positions outstanding and our intention to qualify as a REIT. As a result, the notional value of our options contracts outstanding at any one time is less than the size of our agency securities portfolio.

Summary of Critical Accounting Policies

Our critical accounting policies relate to investment accounting, revenue recognition, securities valuation, derivative accounting and income taxes. Each of these items involves estimates that will require management to make judgments that are subjective in nature. We rely on our Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies.

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

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in fair value of the agency security, and (iii) our intent and ability to retain our investment in the agency security for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on securities that are considered other-than-temporary, as measured by the amount of the difference between the securities’ cost basis and its fair value are recognized as an impairment charge in earnings as an unrealized loss and the cost basis of the securities is adjusted.

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

We estimate long-term prepayment speeds using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. Management reviews the prepayment speeds estimated by the third-party services and compares the results to market consensus prepayment speeds, if available, and internal prepayment models. Management also considers historical prepayment speeds and current market conditions to validate reasonableness. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to make a cumulative catch-up adjustment to the amortization or accretion of premiums and discounts that would have an impact on current and future income.

Repurchase Agreements

We finance the acquisition of agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. We have entered into master repurchase agreements with 14 financial institutions as of December 31, 2008.

In instances where we acquire agency securities through repurchase agreements with the same counterparty from whom the agency securities were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase agency securities as a derivative instrument if the transaction does not comply with the criteria in Financial Accounting Standards Board (“FASB”) Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3, for gross presentation. If the transaction does not comply with the criteria for gross presentation in FSP FAS 140-3, such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. Additionally, we record the cash portion of our investment in agency securities as a mortgage related receivable from the counterparty on our balance sheet. If the transaction complies with the criteria for gross presentation in FSP FAS 140-3, we record both the assets and the related financing on a gross basis in our consolidated balance sheet and the corresponding interest income and interest expense in our consolidated statements of operations. During the period ended December 31, 2008, we did not have any seller-financed acquisitions of agency securities that did not qualify for gross presentation.

Derivatives Instruments

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows and, in particular we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivatives instruments that we use are interest rate swaps, TBA securities and put and call options on TBA securities. We account for derivatives in accordance with SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

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

We may buy and sell put and call options on TBA securities. Under a put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments in net income. When a written put or call option expires, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

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

Income Taxes

We will elect to be taxed as a REIT in our tax return for the year ending December 31, 2008, under the provisions of the Code and the corresponding provisions of state law. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that we believe allows us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. If we failed to qualify as a REIT and did not qualify for certain statutory relief provisions, we would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four fiscal years following the year in which the REIT qualification was lost. Our TRS will be subject to federal, state and, if applicable, local income tax. For the period from May 20, 2008 through December 31, 2008, we had no activity in our TRS.

We evaluate uncertain income tax positions, if any, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”).

Based on our analysis of our position, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of FIN No. 48 as of December 31, 2008. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. We do not have any open tax years subject to examination by the IRS.

FINANCIAL CONDITION

As of December 31, 2008, our investment portfolio consisted of $1.6 billion of agency securities. The following table summarizes certain characteristics of our investment portfolio as of December 31, 2008 (dollars in thousands):

	Par Value	Amortized Cost	Purchase Price	Fair Value	Weighted Average
					Coupon	Yield(1)
Fannie Mae	$750,547	$761,959	101.5%	$762,597	6.07%	5.25%
Freddie Mac	239,712	243,465	101.6%	242,912	6.10%	5.24%
Ginnie Mae	548,647	564,655	102.9%	567,874	6.17%	4.69%

Total / Weighted Average	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	5.04%

(1)	Weighted average yield for the period from May 20, 2008 to December 31, 2008 and incorporates future prepayment assumptions.

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of December 31, 2008 the average final contractual maturity of the agency securities in our investment portfolio was 30 years. The estimated weighted average life classifications of the agency securities in the table below are based upon our prepayment expectations, which are estimated using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors.

The following table summarizes our agency securities, at fair value, according to their estimated weighted average life classifications as of December 31, 2008 (dollars in thousands):

Less than one year	$—
Greater than one year and less than five years	1,568,991
Greater than or equal to five years	4,392

Total	$1,573,383

The constant prepayment rate, or CPR, reflects the percentage of principal that is prepaid over a period of time on an annualized basis. As interest rates rise, the rate of refinancings typically declines, which we expect may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of December 31, 2008, our portfolio was purchased at a net premium. The actual CPR for the period ended December 31, 2008 was at relative historic lows of approximately 8% due primarily to higher mortgage rates, tighter underwriting standards and negative home price appreciation. As interest rates began to fall towards the end of 2008, we expect the prepayments to rise significantly in the near term. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of the agency securities will be 36% as of December 31, 2008.

RESULTS OF OPERATIONS

The table below presents our condensed statement of operations and key portfolio statistics for the period from May 20, 2008 (date operations commenced) through December 31, 2008 (in thousands, except per share amounts):

Statement of Operations Data:
Interest income	$55,127
Interest expense	24,937

Net interest income	30,190

Other income	10,917
Expenses	(5,755)

Net income	$35,352

Net income per common share - basic and diluted	$2.36
Weighted average number of common shares outstanding - basic and diluted	15,000

Key Portfolio Statistics* (unaudited):
Average agency securities	$1,772,302
Average total assets	$1,826,110
Average repurchase agreements	$1,529,917
Average equity	$266,241
Average asset yield(1)	5.04%
Average cost of funds(2)	2.63%
Average net interest rate spread(3)	2.41%
Net return on average equity(4)	21.44%
Leverage (average during the period)(5)	5.7:1
Leverage (at period end)(6)	5.2:1
Expenses % of average assets(7)	0.51%
Expenses % of average equity(8)	3.49%
Book value per common share as of period end(9)	$17.20

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Weighted average yield for the period was calculated by dividing our total interest income on agency securities, including amortization of premiums and discounts, by our average agency securities.
(2)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements.
(3)	Net interest rate spread for the period was calculated by subtracting our weighted average cost of funds from our weighted average asset yield.
(4)	Net return on average equity for the period was calculated by dividing our net income by our average stockholders’ equity.
(5)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average stockholders’ equity.
(6)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements by our total stockholders’ equity at period end.
(7)	Expenses as a % of average assets was calculated by dividing our total expenses by our average total assets.
(8)	Expenses as a % of average equity was calculated by dividing our total expenses by our average stockholders’ equity.
(9)	Book value per common share was calculated by dividing our total stockholders’ equity by our number of common shares outstanding.

Interest Income and Asset Yield

Interest income was $55.1 million during the period ended December 31, 2008. The average asset yield on our investment portfolio was 5.04% on average earning total assets of $1.8 billion during the period ended December 31, 2008. Our interest income during the period ended December 31, 2008 was reduced by $10.1 million of net amortization of premiums and discounts on our investment portfolio, or 93 basis points. As of December 31, 2008, the unamortized net premium was $31.2 million. The weighted average asset yield on our investment portfolio as of December 31, 2008 was 4.98%.

Leverage

Our weighted average leverage during the period ended December 31, 2008 was 5.7 times our average stockholders’ equity. Our actual leverage will vary from time to time based on various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. Per our investment guidelines approved by our Board of Directors, we would need the approval of our Board of Directors for our leverage to exceed 10 times the amount of our stockholders’ equity. Certain of our master repurchase agreements contain a restriction that prohibits our leverage from exceeding 10 times the amount of our stockholders’ equity.

Interest Expense and Cost of Funds

Interest expense was $24.9 million during the period ended December 31, 2008. Our average cost of funds was 2.63% on average repurchase agreements outstanding of $1.5 billion for the period ended December 31, 2008 compared to the average one-month LIBOR of 2.43% during the same period. As of December 31, 2008, our average cost of funds was 3.52%.

As of December 31, 2008, we had entered into interest rate swap agreements for a total notional amount of $0.7 billion, or 48% of the outstanding balance under our repurchase agreements. Our interest rate swaps increased the cost of our borrowings by $0.9 million, or 28 basis points, for the period ended December 31, 2008. All of our interest rate swap agreements were entered into during the second quarter of 2008 with effective dates in November and December 2008.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $30.2 million for the period ended December 31, 2008. The average net interest rate spread, which equals the average yield on our assets for the period less the average cost of funds for the period, was 2.41% during the period ended December 31, 2008. As of December 31, 2008, the net interest rate spread was 1.46%.

Gain on Sale of Agency Securities, Net

During the period ended December 31, 2008, we sold agency securities with a cost basis of $959.0 million for proceeds of $959.1 million realizing a gross gain of $1.5 million and a gross loss of $1.4 million, for a net gain of $0.1 million.

Gain on Derivative Instruments, Net

During the period ended December 31, 2008, we realized a net gain of $10.8 million on our derivative instruments. The net gain on derivative instruments was driven by TBA securities and put and call options on TBA securities. For additional information, see Note 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

During the period ended December 31, 2008, we recorded a gain of $11.7 million in gain on derivative instruments in our consolidated statement of operations related to our settled put and call options and TBA securities. As of December 31, 2008, we had no outstanding put or call options or TBA securities. At no point during the period ended December 31, 2008 was the notional amount of options and TBA securities outstanding larger than the size of our investment portfolio. Under a written put (or call) option, the counterparty has the right to sell (or purchase from) us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheet. When a written put or call option expires unexercised, a realized gain is recorded equal to the premium received. When we terminate a written put or call option, a realized gain or loss is recorded equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is recorded equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

During the period ended December 31, 2008, we recorded a loss of $0.6 million as a result of hedge ineffectiveness on our outstanding interest rate swaps and a loss of $0.3 million as a result of the reclassification from other comprehensive income of hedged forecasted transactions becoming probable not to occur.

Management Fee and General and Administrative Expenses

We accrued a management fee of $2.2 million during the period ended December 31, 2008. We pay our Manager a monthly management fee equal to 1.25% per annum of our Equity.

General and administrative expenses were $3.5 million during the period from May 2008 through December 31, 2008. Our general and administrative expenses primarily consisted of the allocation of overhead expenses from American Capital, information technology costs, accounting fees, legal fees, Board of Director fees and insurance expenses. The general and administrative expenses included non-recurring expenses of $0.3 million related to our initial organization and formation costs. Our general and administrative expenses were 0.19% and 1.32% of our average assets and average equity, respectively.

Net Income and Net Return on Equity

Net income was $35.4 million or $2.36 per basic and diluted share during the period ended from May 20, 2008 through December 31, 2008. The annualized net return on average equity was 21.44% during the period ended December 31, 2008.

Dividends

For the period ended December 31, 2008, we declared dividends of $2.51 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status a REIT and all of our taxable income to avoid income taxes. We can treat dividends declared by September 15, 2009 and paid by December 31, 2009 as having been a distribution of our taxable income for the year ended December 31, 2008. As of December 31, 2008, we had undistributed taxable income of $4.3 million that will be distributed in 2009. Income as determined under GAAP differs from income as determined under tax because of both temporary and permanent differences in income and expense recognition. Examples include differences in the CPR used to amortize premiums or accrete discounts as well as treatment of start-up organizational costs, hedge ineffectiveness and stock-based compensation.

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

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Per our investment guidelines approved by our Board of Directors, we would need the approval of our Board of Directors for our leverage to exceed 10 times the amount of our stockholders’ equity. As of December 31, 2008, our leverage was 5.2 times the amount of our stockholders’ equity. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 14 financial institutions, subject to certain conditions, and have borrowings outstanding with nine of these financial institutions as of December 31, 2008. Borrowings under repurchase arrangements secured by agency securities totaled $1.3 billion as of December 31, 2008. As of December 31, 2008, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of December 31, 2008, we have met all margin requirements. We had unrestricted cash of $56 million and unpledged securities of $51 million available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2008.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2008 (dollars in thousands):

Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$97,081	3.00%	15 days
31 - 59 days	482,458	2.32%	17 days
60 - 90 days	741,721	2.20%	28 days
Greater than 90 days	25,005	2.10%	41 days

Total/Weighted Average	$1,346,265	2.30%	23 days

Although we believe that we will have adequate sources of liquidity available to us through repurchase agreement financing to execute our business strategy, there can be no assurances that repurchase agreement financing will be available to us upon the maturity of our current repurchase agreements to allow us to renew or replace our repurchase agreement financing on favorable terms or at all. The recent disruptions in the financial markets have resulted in greater price volatility of collateral, including agency securities, and reduced liquidity of repurchase agreement lenders. Many financial institutions, including repurchase agreement lenders, have experienced a reduction in their capacity to provide financing and have tightened their lending standards. In addition, if our repurchase agreement lenders default on their obligations to resell the underlying agency security back to us at the end of the term, we could incur a loss equal to the difference between the value of the agency security and the cash we originally received.

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed rate assets. As of December 31, 2008, our swap agreements had notional amounts totaling $0.7 billion and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through our TRS which will be subject to federal, state and, if applicable, local income tax.

The table below summarizes information about our outstanding swaps as of December 31, 2008 (dollars in thousands):

Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value
1 - 2 Years	$550,000	3.42%	1.00%	$(18,900)
3 - 4 Years	50,000	4.37%	1.44%	(4,612)
4 - 5 Years	50,000	4.54%	1.20%	(5,765)
Greater than 5 Years	—	—	—

Total/Weighted Average	$650,000	3.58%	1.05%	$(29,277)

During the fourth quarter of 2008, we terminated a swap with a notional amount of $50.0 million and a fair value of $0.2 million. We paid a fee of $0.3 million related to the termination.

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

Contractual Obligations And Commitments

The following table summarizes our contractual obligations as of December 31, 2008 (dollars in thousands).

	Payment Due by Period
Contractual Obligations	Total	Less than 1 Year	2-3 years	4-5 years	After 5 years
Repurchase agreements	$1,346,265	$1,346,265	$—	$—	$—
Interest payments on repurchase agreements(1)	4,686	4,686	—	—	—

Total	$1,350,951	$1,350,951	$—	$—	$—

(1)	Interest is based on rates in effect as of December 31, 2008

Off-Balance Sheet Arrangements

As of December 31, 2008, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2008, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Our actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of our investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. They also include, among other things, statements concerning anticipated revenues, income or loss, capital expenditures, dividends, capital structure, or other financial terms, as well as statements regarding subjects that are forward-looking by their nature, such as:

•	our business and financing strategy;

•	our ability to obtain future financing arrangements;

•	our understanding of our competition and our ability to compete effectively;

•	our projected operating results;

•	market and industry trends;

•	estimates relating to our future dividends;

•	projected capital expenditures;

•	our hedging activities;

•	interest rates; and

•	the impact of technology on our operations and business.

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider these risks when you make a decision concerning an investment in our common stock, along with the following factors, among others, that may cause actual results to vary from our forward-looking statements:

•	general volatility of the securities markets in which we invest and the market price of our common stock;

•	our lack of operating history;

•	changes in our business or investment strategy;

•	changes in interest rate spreads or the yield curve;

•	availability, terms and deployment of debt and equity capital;

•	availability of qualified personnel;

•	the degree and nature of our competition;

•	increased prepayments of the mortgage loans underlying our agency securities;

•	risks associated with our hedging activities;

•	changes in governmental regulations, tax rates and similar matters;

•	defaults on our investments;

•	changes in GAAP;

•	legislative and regulatory changes (including changes to laws governing the taxation of REITs);

•	availability of investment opportunities in agency securities;

•	our ability to qualify and maintain our qualification as a REIT for federal income tax purposes and limitations imposed on our business by our status as a REIT;

•	general volatility in capital markets;

•	the adequacy of our cash reserves and working capital;

•	the timing of cash flows, if any, from our investment portfolio; and

•

other risks associated with investing in agency securities, including changes in our industry, interest rates, the debt securities markets, the general economy or the finance and real estate markets specifically.

When we use words such as “will likely result,” “plan,” “may,” “shall,” “believe,” “expect,” “anticipate,” “project,” “intend,” “estimate,” “goal,” “objective,” or similar expressions, we intend to identify forward-looking statements. We do not intend and disclaim any duty or obligation to update or revise any industry information or forward-looking statement to reflect new information, future events, or otherwise, except as required under U.S. federal securities laws.

Recent Accounting Standards

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating EPS pursuant to FASB Statement No. 128, Earnings per Share. In FSP EITF 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management has evaluated the impact of FSP EITF 03-6-1 and does not anticipate its adoption will have a material impact on our consolidated financial statements.

Item 7A. Quantitative and Qualitative Disclosure About Market Risks.

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

We may utilize a variety of financial instruments, including interest rate caps, collars, floors, forward contracts, options, futures or swap agreements, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in annual net interest income and investment portfolio value, including interest rate swaps, should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. When interest rates are shocked, prepayment assumptions are adjusted based on management’s best estimate of the effects of changes in interest rates on prepayment speeds. These estimates were compiled using third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected annual net interest income and investment portfolio value, including interest rate swaps, at the base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2008.

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

Change in Interest Rates	Percentage Change in Projected Net Interest Income, with Effect of Interest Rate Swaps	Percentage Change in Projected Portfolio Value, with Effect of Interest Rate Swaps
+100 Basis Points	-2.8%	-2.8%
+50 Basis Points	-1.4%	-1.2%
-50 Basis Points	2.0%	0.8%
-100 Basis Points	8.0%	1.4%

Prepayment Risk

Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar agency securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on current and future income.

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in other comprehensive income pursuant to SFAS No. 115. As of December 31, 2008, fair value of these securities was $1,573 million. When the spread between the yield on our agency securities and U.S. Treasuries or swap rates widens this could cause the value of agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality, relatively liquid agency securities and cash. As of December 31, 2008, we had unrestricted cash and cash equivalents of $56 million and unpledged agency securities of $51 million available to meet margin calls on our repurchase agreements and derivative instruments. However, should the value of our investment securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew, or roll, our repurchase agreements when they expire.

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

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors based primarily by our net income as calculated for tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without independently considering inflation.

Item 8. Financial Statements and Supplementary Data.

Our management is responsible for the preparation, integrity and objectivity of the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2008, and for the period from May 20, 2008 through December 31, 2008. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Shareholders of American Capital Agency Corp.

We have audited the accompanying consolidated balance sheet of American Capital Agency Corp. as of December 31, 2008, and the related consolidated statement of operations, stockholders’ equity, and cash flows for the period from May 20, 2008 (commencement of operations) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. We were not engaged to perform an audit of the Company’s internal control over financial reporting. Our audit included consideration of internal control over financial reporting as a basis for designing audit procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting. Accordingly, we express no such opinion. An audit also includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Agency Corp. at December 31, 2008, and the consolidated results of its operations and its cash flows for the period from May 20, 2008 (commencement of operations) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

McLean, Virginia

February 13, 2009

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEET

DECEMBER 31, 2008

(in thousands, except per share data)

Assets:
Agency securities, at fair value (including pledged assets of $1,522,001)	$1,573,383
Cash and cash equivalents	56,012
Restricted cash	18,692
Interest receivable	7,851
Other assets	387

Total assets	$1,656,325

Liabilities:
Repurchase agreements	$1,346,265
Accrued interest payable	3,664
Derivative liabilities, at fair value	29,277
Dividend payable	18,006
Due to Manager	714
Accounts payable and other accrued liabilities	248

Total liabilities	1,398,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—
Common stock, $0.01 par value; 150,000 shares authorized, 15,005 shares issued and outstanding, respectively	150
Additional paid-in capital	285,917
Accumulated deficit	(2,310)
Accumulated other comprehensive loss	(25,606)

Total stockholders’ equity	258,151

Total liabilities and stockholders’ equity	$1,656,325

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE PERIOD FROM MAY 20, 2008 (date operations commenced)

THROUGH DECEMBER 31, 2008

(in thousands, except per share data)

Interest income:
Interest income	$55,127
Interest expense	24,937

Net interest income	30,190

Other income:
Gain on sale of agency securities, net	74
Gain on derivative instruments, net	10,843

Total other income	10,917

Expenses:
Management fees	2,244
General and administrative expenses	3,511

Total expenses	5,755

Net income	$35,352

Net income per common share—basic and diluted	$2.36
Weighted average number of common shares outstanding—basic and diluted	15,000
Dividends declared per common share	$2.51

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Accumulated Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, May 20, 2008 (date operations commenced)	—	$—	—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	35,352	—	35,352
Other comprehensive loss:
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	3,304	3,304
Unrealized loss on derivative instruments	—	—	—	—	—	—	(28,910)	(28,910)

Comprehensive income (loss)	—	—	—	—	—	35,352	(25,606)	9,746
Issuance of common stock	—	—	15,000	150	285,900	—	—	286,050
Issuance of restricted stock	—	—	5	—	—	—	—	—
Stock-based compensation	—	—	—	—	17	—	—	17
Common dividends declared	—	—	—	—	—	(37,662)	—	(37,662)

Balance, December 31, 2008	—	$—	15,005	$150	$285,917	$(2,310)	$(25,606)	$258,151

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE PERIOD FROM MAY 20, 2008 (date operations commenced)

THROUGH DECEMBER 31, 2008

(in thousands)

Operating activities:
Net income	$35,352
Adjustments to reconcile net income to net cash used in operating activities:
Amortization of agency securities premiums and discounts, net	10,121
Amortization and ineffectiveness of derivative instruments	642
Stock-based compensation	17
Gain on sale of agency securities	(74)
Gain on derivative instruments	(11,764)
Increase in interest receivable	(7,851)
Increase in other assets	(387)
Increase in accrued interest payable	3,664
Increase in due to Manager	714
Increase in accounts payable and other accrued liabilities	248

Net cash from operating activities	30,682

Investing activities:
Purchases of agency securities	(2,653,815)
Proceeds from sale of agency securities	959,089
Net proceeds from derivative instruments	11,764
Principal collections on agency securities	114,600

Net cash used in investing activities	(1,568,362)

Financing activities:
Net proceeds from common stock offerings	286,050
Cash dividends paid	(19,656)
Increase in restricted cash	(18,692)
Payment made on swap termination	(275)
Proceeds from repurchase arrangements	12,028,299
Repayments on repurchase arrangements	(10,682,034)

Net cash provided by financing activities	1,593,692

Net change in cash and cash equivalents	56,012
Cash and cash equivalents at beginning of period	—

Cash and cash equivalents at end of period	$56,012

Supplemental disclosure of cash flow information:
Interest paid	$21,551
Taxes paid	$—

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

American Capital Agency Corp. (which is referred throughout these financial statements as the “Company”, “we”, “us” and “our”) was organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 when we completed our initial public offering, or IPO, of ten million common shares. Concurrent with our IPO, American Capital, Ltd., or American Capital, purchased five million shares of our common shares in a private offering. We will elect to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our tax year ending December 31, 2008. As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our shareholders. We are managed by American Capital Agency Management, LLC, or our Manager, a subsidiary of a wholly-owned portfolio company of American Capital.

We earn income primarily from investing in single-family residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by U.S. Government-sponsored entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

Our consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements have been included.

Use of Estimates

The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.

Earnings per Share

Basic earnings per share (“EPS”) is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

Accumulated Other Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, divides comprehensive income into net income and other comprehensive income (loss), which includes unrealized gains and losses on marketable securities classified as available-for-sale, and unrealized gains and losses on derivative

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

financial instruments that qualify for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, or SFAS No. 133.

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

Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities, or SFAS No. 115, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Although we generally intend to hold most of our agency securities until maturity, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss), a component of stockholders’ equity.

We evaluate securities for other-than-temporary impairment at least on a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. Consideration is given to (i) the length of time and the extent to which the fair value has been less than cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the agency security, and (iii) our intent and ability to retain our investment in the agency security for a period of time sufficient to allow for any anticipated recovery in fair value. Investments with unrealized losses are not considered other-than-temporarily impaired if we have the ability and intent to hold the investments for a period of time, to maturity if necessary, sufficient for a forecasted market price recovery up to or beyond the cost of the investments. Unrealized losses on securities that are considered other-than-temporary, as measured by the amount of the decline in fair value attributable to other-than-temporary factors, are recognized as an impairment charge in earnings as an unrealized loss and the cost basis of the securities are adjusted.

Upon a decision to sell an impaired available-for-sale investment security on which we do not expect the fair value of the investment to fully recover prior to the expected time of sale, the investment shall be deemed other-than-temporarily impaired in the period in which the decision to sell is made. We recognize an impairment loss when the impairment is deemed other-than-temporary even if a decision to sell has not been made. We did not recognize any other-than-temporary impairment on any of our agency securities for the period from May 20, 2008 through December 31, 2008.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Repurchase Agreements

We finance the acquisition of agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Repurchase transactions are treated as collateralized financing transactions and are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. Due to their short-term nature, repurchase agreements are carried at cost which approximates fair value.

In instances where we acquire agency securities through repurchase agreements with the same counterparty from whom the agency securities were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase agency securities as a derivative instrument if the transaction does not comply with the criteria in Financial Accounting Standards Board (“FASB”) Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions, or FSP FAS 140-3, for gross presentation. If the transaction does not comply with the criteria for gross presentation in FSP FAS 140-3, such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. If the transaction complies with the criteria for gross presentation in FSP FAS 140-3, we record both the assets and the related financing on a gross basis in our consolidated balance sheet and the corresponding interest income and interest expense in our consolidated statement of operations. During the period from May 20, 2008 through December 31, 2008, we did not have any seller-financed acquisitions of agency securities that did not qualify for gross presentation.

Manager Compensation

The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 8 for disclosure on the terms of the management agreement and administrative services agreement.

Derivatives Instruments

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

principal derivatives instruments that we use are interest rate swaps, to-be-announced (“TBA”) securities and put and call options on TBA securities. We account for derivatives in accordance with SFAS No. 133. SFAS No. 133 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in other comprehensive income (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments in net income immediately. For derivatives not designated in hedging relationships under SFAS No. 133, the fair value adjustments are recorded in gain (loss) on derivative instruments in net income. Derivatives in a gain position are reported as derivative assets at fair value, and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are marked-to-market with changes in value included in gain (loss) on derivative instruments in net income for each period until the derivative instrument matures or is settled. Any gain (loss) on derivative instruments is included in the operating section in our consolidated statement of cash flows. Any amounts that have been previously deferred in accumulated other comprehensive income may need to be reclassified to net income. During 2008, interest rate swaps were used to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We generally enter into such derivatives with the intention of qualifying for hedge accounting.

We may buy and sell put and call options on TBA securities. Under a put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments in our consolidated statement of operations. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities, or SFAS No. 161. The objective of SFAS No. 161 is to improve financial reporting for derivative instruments and hedging activities by requiring enhanced disclosures to enable investors to better understand their effects on an entity’s financial position, financial performance, and cash flows. SFAS No. 161 improves transparency about the location and amounts of derivative instruments in an entity’s financial statements; how derivative instruments and related hedged items are accounted for under SFAS No. 133; and how derivative instruments and related hedged items affect its financial position, financial performance, and cash flows. SFAS No. 161 achieves these improvements by requiring disclosure of the fair values of derivative instruments and their gains and losses in a tabular format. It also provides more information about an entity’s liquidity by requiring disclosure of derivative features that are credit risk–related. Finally, it requires cross-referencing within footnotes to enable financial statement users to locate important information about derivative instruments. We have applied the requirements of SFAS No. 161 as of December 31, 2008.

Income Taxes

We will elect to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law, commencing with the tax year ending December 31, 2008. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT and, as a result, we do not expect to pay substantial corporate-level income taxes. If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four fiscal years following the year in which the REIT qualification was lost. Our TRS will be subject to federal, state and, if applicable, local income tax. For the period from May 20, 2008 through December 31, 2008, we had no activity in our TRS.

We evaluate uncertain income tax positions, if any, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”). Based on our analysis of our position, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of FIN No. 48 as of December 31, 2008. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. We do not have any open tax years subject to examination by the IRS.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Recent Accounting Pronouncements

In June 2008, the FASB issued FASB Staff Position (FSP) No. EITF 03-6-1, Determining Whether Instruments Granted in Share-Based Payment Transactions Are Participating Securities, or FSP EITF 03-6-1. The objective of this FSP is to address questions that arose regarding whether unvested share-based payment awards with rights to receive dividends or dividend equivalents should be considered participating securities for the purposes of applying the two-class method of calculating EPS pursuant to FASB Statement No. 128, Earnings per Share. In FSP EITF 03-6-1, the FASB staff concluded that unvested share-based payment awards that contain rights to receive non-forfeitable dividends or dividend equivalents (whether paid or unpaid) are participating securities, and thus, should be included in the two-class method of computing EPS. It is effective for fiscal years beginning after December 15, 2008, and interim periods within those years with early application prohibited. This FSP requires that all prior-period EPS data be adjusted retrospectively. Management has evaluated the impact of FSP EITF 03-6-1 and does not anticipate its adoption will have a material impact on our consolidated financial statements.

Note 3. Agency Securities

The following tables summarize our available-for-sale agency securities as of December 31, 2008 (dollars in thousands):

	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$750,547	$239,712	$548,647	$1,538,906
Unamortized discount	(45)	—	—	(45)
Unamortized premium	11,457	3,753	16,008	31,218

Amortized cost	761,959	243,465	564,655	1,570,079
Gross unrealized gains	2,949	403	3,219	6,571
Gross unrealized losses	(2,311)	(956)	—	(3,267)

Estimated fair value	$762,597	$242,912	$567,874	$1,573,383

Weighted average coupon	6.07%	6.10%	6.17%	6.11%
Weighted average yield(1)	5.18%	5.27%	4.59%	4.98%
Weighted average yield(2)	5.25%	5.24%	4.69%	5.04%

(1)	Weighted average yield as of December 31, 2008 and incorporates future prepayment assumptions.
(2)	Weighted average yield for the period from May 20, 2008 to December 31, 2008 and incorporates future prepayment assumptions.

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities of the agency securities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of December 31, 2008, according to their estimated weighted average life classifications (dollars in thousands):

Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$—	$—	—
Greater than one year and less than five years	1,568,991	1,565,728	6.11%
Greater than or equal to five years	4,392	4,351	6.15%

Total	$1,573,383	$1,570,079	6.11%

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The weighted average lives of the agency securities as of December 31, 2008 in the table above incorporates anticipated future prepayment assumptions. As of December 31, 2008, our expected CPR over the remaining life of our investments is 36%. We estimate long-term prepayment assumptions as well as any adjustments made to those assumptions during the quarter using third-party services, market data and internal models. These third- party services estimate prepayment speeds using models that incorporate the current yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors.

The following table presents the gross unrealized losses and estimated fair values of our agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2008 (dollars in thousands):

Unrealized Loss Position For
Less than 12 Months		12 Months or More		Total
Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses	Estimated Fair Value	Unrealized Losses
$680,048	$(3,267)	$—	$—	$680,048	$(3,267)

We do not consider the agency securities that have been in a continuous loss position for less than 12 months to be other-than-temporarily impaired. We believe that the unrealized losses on our agency securities were caused by fluctuations in interest rates. We purchased these agency securities primarily at a premium relative to their face value and the contractual cash flows of those agency securities are guaranteed by United States government-sponsored enterprises and agencies. Because the decline in market value is attributable to changes in interest rates and not credit quality and because we have the ability and intent to hold the investments to maturity or for a period of time sufficient for a forecasted market price recovery up to or beyond its cost, which may be maturity, we do not consider these agency securities to be other-than-temporarily impaired as of December 31, 2008.

During the period ended December 31, 2008, we sold agency securities with a cost basis of $959.0 million for proceeds of $959.1 million realizing a gross gain of $1.5 million and a gross loss of $1.4 million, for a net gain of $0.1 million.

The following tables summarize our agency securities pledged as collateral under repurchase agreements, derivative agreements and prime broker agreements by type as of December 31, 2008 (dollars in thousands):

	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency Securities Pledged Under Repurchase Agreements
Fair value	$684,892	$194,920	$567,875	$1,447,687
Amortized cost	684,099	195,515	564,655	1,444,269
Accrued interest on pledged agency securities	3,404	982	2,822	7,208

Agency Securities Pledged Under Derivative Agreements
Fair value	$19,709	$10,989	$—	$30,698
Amortized cost	19,724	11,052	—	30,776
Accrued interest on pledged agency securities	100	54	—	154

Agency Securities Pledged Under Prime Broker Agreements
Fair value	$34,185	$9,431	$—	$43,616
Amortized cost	34,381	9,485	—	43,866
Accrued interest on pledged agency securities	175	47	—	222

Total Fair Value of Agency Securities Pledged and Accrued Interest	$742,465	$216,423	$570,697	$1,529,585

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2008 (dollars in thousands):

Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$1,117,093	$1,113,174	$5,556
31 - 59 days	330,594	331,095	1,652
60 - 90 days	—	—	—
Greater than 90 days	—	—	—

Total	$1,447,687	$1,444,269	$7,208

Note 4. Repurchase Agreements

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. We have entered into master repurchase agreements with 14 financial institutions. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2008, we have met all margin requirements.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2008 (dollars in thousands):

Original Maturity	Borrowings Outstanding	Weighted Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$97,081	3.00%	15days
31 - 59 days	482,458	2.32%	17days
60 - 90 days	741,721	2.20%	28days
Greater than 90 days	25,005	2.10%	41days

Total	$1,346,265	2.30%	23days

As of December 31, 2008, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our counterparties.

Note 5. Derivative Instruments

In connection with our interest rate risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, TBA Securities, options, futures or swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. At no point during the period ended December 31, 2008 was the notional amount of options and TBA

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

securities outstanding larger than the size of our investment portfolio. As of December 31, 2008, our derivatives consisted of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we pay a fixed rate and receive a floating rate based on one month LIBOR. Collectively, our interest rate swaps, put and call options and TBA securities transactions are incorporated to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to shareholders.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we are required to pledge assets as collateral for some of our interest rate swaps, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative. We had agency securities with a fair value of $30.7 million and cash of $1.8 million pledged as collateral against our interest rate swaps as of December 31, 2008. In the event of a default by a counterparty we may not receive payments provided for under the terms of our derivatives, and may have difficulty obtaining our assets pledged as collateral for our derivatives. We do not anticipate any defaults by our counterparties.

The table below summarizes information about our outstanding interest rate swaps as of December 31, 2008 (dollars in thousands):

Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value
1 - 2 Years	$550,000	3.42%	1.00%	$(18,900)
3 - 4 Years	50,000	4.37%	1.44%	(4,612)
4 - 5 Years	50,000	4.54%	1.20%	(5,765)
Greater than 5 Years	—	—	—

Total	$650,000	3.58%	1.05%	$(29,277)

During the period ended December 31, 2008, we recorded a loss of $0.6 million in gain on derivative instruments in our consolidated statement of operations for hedge ineffectiveness on our outstanding interest rate swaps and a loss of $0.3 million as a result of the reclassification from other comprehensive income of hedged forecasted transactions becoming probable not to occur.

During the fourth quarter of 2008, we terminated a swap with a notional amount of $50.0 million and a fair value of $0.2 million. We paid a fee of $0.3 million related to the termination.

During the period ended December 31, 2008, we recorded a gain of $11.7 million in gain on derivative instruments in our consolidated statement of operations related to our put and call options and TBA securities. There were no outstanding TBA securities, put or call options as of December 31, 2008.

As of December 31, 2008, we had derivative liabilities comprised entirely of interest rate swaps with a fair value of $29.3 million included in our balance sheet which were designated as hedging instruments under SFAS No. 133.

Derivatives not designated as hedges are not speculative and are used to manage the exposure to interest rate movements and other identified risks, but do not meet the hedge accounting requirements of SFAS No. 133. As of December 31, 2008, we do not have any derivatives that are not designated as hedges.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The tables below summarize the effect of derivative instruments on our income statement for the period ended December 31, 2008 (dollars in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI on Derivative (Effective Portion)	Location of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)	Amount of Gain or (Loss) Reclassified from Accumulated OCI into Income (Effective Portion)(1)	Location of Gain or (Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)	(Loss) Recognized in Income on Derivative (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$(28,910)	Interest Expense	$(925)	Gain on derivative instruments, net	$(636)

(1)	This amount excludes $0.3 million recorded as a loss in gain on derivative instruments in our consolidated statement of operations as a result of the reclassification from other comprehensive income of hedged forecasted transactions becoming probable not to occur.

Derivatives Not Designated as Hedging Instruments under SFAS No. 133(1)	Location of Gain or (Loss) Recognized in Income on Derivatives	Gross Notional Amount	Amount of Gain or (Loss) Recognized in Income on Derivatives
TBA Securities	Gain on derivative instruments, net	$1,250,000	$11,914
Put Options on TBA Securities	Gain on derivative instruments, net	250,000	465
Call Options on TBA Securities	Gain on derivative instruments, net	1,500,000	(615)

		$3,000,000	$11,764

(1)	See discussion above for additional information on our purpose for entering into derivatives not designated as hedging instruments and our overall risk management strategy.

Credit Risk-Related Contingent Features

Each of our ISDA Master Agreements contain a cross default provision under which a default under certain of our other indebtedness in excess of a threshold amount causes an event of default under the agreement. Threshold amounts range from $5 million to $25 million. As of December 31, 2008, the fair value of derivatives in a liability position related to these agreements was $29.3 million. Following an event of default, a termination event may occur, and we would be required to settle our obligations under the agreements at their termination value of $29.9 million as of December 31, 2008.

Each of our ISDA Master Agreements also contain provisions under which we are required to fully collateralize our obligations under the derivative instrument if at any point the fair value of the derivative is a greater liability than the minimum transfer amount contained within our agreements. We have also posted independent amounts related to our derivative transactions. As of December 31, 2008, we posted collateral of $30.7 million related to these agreements. If we breach any of these provisions we will be required to settle our obligations under the agreements at their termination value of $29.9 million as of December 31, 2008.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our net worth at the end of any calendar quarter declines by 30% or more from the end of any previous calendar quarter or if our net worth declines by 40% or more at any time during any consecutive twelve-month period. As of December 31, 2008, the fair value of derivatives in a liability position related to this agreement was $5.3 million. As of December 31, 2008, we were not in violation of this provision.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

One of our ISDA Master Agreements contains an additional termination event that is triggered if we fail to maintain minimum stockholders’ equity of the greater of (a) $200 million or (b) 50% of the highest stockholders’ equity over time. As of December 31, 2008, the fair value of derivatives in a liability position related to this agreement was $12.3 million. As of December 31, 2008, we were not in violation of this provision.

As of December 31, 2008, we had minimum posting thresholds with our derivative counterparties as well as independent amount posting requirements and posted collateral of $30.7 million.

Note 6. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, or SFAS No. 157, defines fair value, establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of hierarchy established by SFAS No. 157 are defined as follows:

•	Level 1 Inputs—Quoted prices (unadjusted) for identical unrestricted assets and liabilities in active markets that are accessible at the measurement date.

•

Level 2 Inputs—Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs—Instruments with primarily unobservable market data that cannot be corroborated.

Agency Securities

Agency securities are valued using third-party pricing services. If third-party pricing services are not available, the values are based on dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement. Our Manager reviews the fair values determined by the third-party pricing models and compares the results, if available, to dealer quotes, values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.

Derivative Instruments

Interest rate swaps are valued using a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates and the pay rate on the interest rate swaps. Credit valuation adjustments for nonperformance risk, if any, include a quantitative and/or qualitative evaluation of both our and our counterparty’s credit risk including credit risk enhancements, if any.

TBA securities are valued using third-party pricing services. These third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our financial assets and liabilities carried at fair value on a recurring basis are valued as of December 31, 2008 as follows (in thousands):

	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$762,597	$—	$762,597
Ginnie Mae	—	567,874	—	567,874
Freddie Mac	—	242,912	—	242,912

Total agency securities	$—	$1,573,383	$—	$1,573,383
Derivative instruments:
Assets	$—	$—	$—	$—
Liabilities	—	—	(29,277)	(29,277)

Total derivative instruments, net	$—	$—	$(29,277)	$(29,277)

Total	$—	$1,573,383	$(29,277)	$1,544,106

During the period from May 20, 2008 through December 31, 2008, we recognized expense of $1.8 million in our consolidated statement of operations and an unrealized loss of $28.9 million recorded in other comprehensive income (a component of stockholders’ equity) related to our Level 3 assets and liabilities. Of the total net loss deferred in accumulated other comprehensive income relating to these derivatives, a net expense of $17.0 million is expected to flow through our statement of operations over the next twelve months due to expected net settlements on our interest rate swaps. The following table sets forth a summary of changes in the fair value of financial assets and liabilities measured using Level 3 inputs for the period ended December 31, 2008 (in thousands):

	Balances, May 20, 2008	Realized Gains/ (Losses)	Reversal of Prior Period Appreciation/ (Depreciation) on Realization	Appreciation/ (Depreciation)(1)	Purchases, Sales, Issuances & Settlements, Net	Transfers In & Out of Level 3	Balances, December 31, 2008
Derivatives, net	$—	$—	$—	$(29,277)	$—	$—	$(29,277)

(1)	$28.9 million recorded as an unrealized loss on derivative instruments in other comprehensive income (a component of stockholders’ equity) during the period from May 20, 2008 through December 31, 2008 and $0.6 million recorded as a loss in gain on derivative instruments in our consolidated statement of operations as a result of hedge ineffectiveness on our outstanding interest rate swaps for the period ended December 31, 2008, partially offset by $0.3 million related to the termination of a swap with a notional amount of $50.0 million which occurred during the fourth quarter of 2008.

Note 7. Long-term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. An aggregate of 100,000 shares of our common stock has been reserved for issuance under this plan. Simultaneous with the completion of our IPO, 4,500 shares of restricted common stock were granted to our independent directors pursuant to this plan (grant date fair value of $19.35 per share) that vest annually over three years. As of December 31, 2008, the plan had 95,500 common shares remaining available for future issuance. As of December 31, 2008, we had unrecognized compensation expense of $69,103 related to unvested shares of restricted stock. We recorded compensation expense of $17,972 related to restricted stock awards during the period ended December 31, 2008.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 8. Management Agreement and Related Party Transactions

We entered into a management agreement with our Manager, which provides for an initial term through May 20, 2011 with automatic one-year extension options and subject to certain termination rights. We pay our Manager a base management fee payable monthly in arrears in an amount equal to 1/12 of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income (loss), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the period ended December 31, 2008, management fees of $2.2 million were expensed.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For the period ended December 31, 2008, expense reimbursements of $1.4 million was expensed. In addition, we are required to reimburse our Manager, or American Capital, for all one-time costs that our Manager, or American Capital, paid on behalf of us that were incurred in connection with our formation, organization and IPO. These costs amounted to $0.3 million for the period from May 20, 2008 through December 31, 2008. As of December 31, 2008, $0.7 million was payable to our Manager.

We will be required to pay our Manager a termination fee for non-renewal of the management agreement without cause. The termination fee will be equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of the termination.

Note 9. Dividends

For the period ended December 31, 2008, our Board of Directors declared total dividends of $2.51 per share and paid a total of $19.7 million.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Summarized Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations for the period ended December 31, 2008 (in thousands, except per share data).

	For the period from May 20, 2008 (date operations commenced) through June 30, 2008	Quarter ended September 30, 2008	Quarter ended December 31, 2008	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Interest income:
Interest income	$9,924	$28,071	$17,132	$55,127
Interest expense	3,597	11,009	10,331	24,937

Net interest income	6,327	17,062	6,801	30,190

Other income:
Gain on sale of agency securities, net	231	(162)	5	74
Gain on derivative instruments, net	217	4,340	6,286	10,843

Total other income	448	4,178	6,291	10,917

Expenses:
Management fees	402	915	927	2,244
General and administrative expenses	874	1,424	1,213	3,511

Total expenses	1,276	2,339	2,140	5,755

Net income	$5,499	$18,901	$10,952	$35,352

Net income per common share—basic and diluted	$0.37	$1.26	$0.73	$2.36
Weighted average number of common shares outstanding—basic and diluted	15,000	15,000	15,000	15,000
Dividends declared per common share	$0.31	$1.00	$1.20	$2.51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9AT. Controls and Procedures.

Management’s Annual Report on Internal Control over Financial Reporting

This Annual Report on Form 10-K does not include a report of management’s assessment regarding internal control over financial reporting due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Attestation Report of Registered Public Accounting Firm

This Annual Report on Form 10-K does not include an attestation report of the company’s registered public accounting firm due to a transition period established by rules of the Securities and Exchange Commission for newly public companies.

Changes in Internal Control Over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended December 31, 2008 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2009 Annual Meeting of Stockholders (the “2009 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2009 Proxy Statement under the heading “EXECUTIVE COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated herein by reference to the information provided in the 2009 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions.

Information in response to this Item is incorporated herein by reference to the information provided in the 2009 Proxy Statement under the heading “CERTAIN TRANSACTIONS WITH RELATED PERSONS.”

Item 14. Principal Accountant Fees and Services.

Information in response to this Item is incorporated herein by reference to the information provided in the 2009 Proxy Statement under the heading “REPORT OF THE AUDIT COMMITTEE” and “PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheet as of December 31, 2008

•	Consolidated Statement of Operations for the Period from May 20, 2008 through December 31, 2008

•	Consolidated Statement of Stockholders’ Equity for the Period from May 20, 2008 through December 31, 2008

•	Consolidated Statement of Cash Flows for the Period from May 20, 2008 through December 31, 2008

(2)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description

*3.1.	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2.	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.3.	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

*10.1.	Registration Rights Agreement between American Capital Agency Corp. and American Capital Strategies, Ltd., dated May 20, 2008, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.2.	Management Agreement between American Capital Agency Corp. and American Capital Agency Management, LLC, dated May 20, 2008, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.3.	Restricted Stock Agreement between American Capital Agency Corp. and Morris A. Davis, dated May 20, 2008, incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.4.	Restricted Stock Agreement between American Capital Agency Corp. and Randy E. Dobbs, dated May 20, 2008, incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.5.	Restricted Stock Agreement between American Capital Agency Corp. and Larry K. Harvey, dated May 20, 2008, incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

Exhibit	Description

*10.6.	Stock Purchase Agreement by and between American Capital Agency Corp. and American Capital Strategies, Ltd., dated May 14, 2008, incorporated herein by reference to Exhibit 10.7 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.7.	American Capital Agency Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.1 of Registration Statement on Form S-8 (File No. 333-151027) filed May 20, 2008.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

1) American Capital Agency TRS, LLC, a Delaware limited liability company

23.	Consent of Ernst & Young LLP, filed herewith.

24.	Powers of Attorneys of directors and officers, filed herewith.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed
(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

By:	/S/ MALON WILKUS
Malon Wilkus
Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 17, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

	* Malon Wilkus	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 17, 2009

	/s/ JOHN R. ERICKSON John R. Erickson	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 17, 2009

	* Morris A. Davis	Director	February 17, 2009

	* Randy E. Dobbs	Director	February 17, 2009

	* Larry K. Harvey	Director	February 17, 2009

	* Alvin N. Puryear	Director	February 17, 2009

*By:	/S/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact