Form 10-Q
period 2009-03-31
American Capital Agency Corp
filed 2009-05-06
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 005-84030

AMERICAN CAPITAL AGENCY CORP.

(Exact name of registrant as specified in its charter)

Delaware	26-1701984
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center, 14th Floor

Bethesda, Maryland 20814

(Address of principal executive offices)

(301) 968-9300

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☐    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “accelerated filer,” “large accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2009, was 15,004,600.

AMERICAN CAPITAL AGENCY CORP.

ITEM 1.	Consolidated Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2009	December 31, 2008
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged assets of $2,060,748 and $1,522,001, respectively)	$2,257,474	$1,573,383
Cash and cash equivalents	53,774	56,012
Restricted cash	25,168	18,692
Interest receivable	10,474	7,851
Receivable for agency securities sold	38,148	—
Other assets	257	387

Total assets	$2,385,295	$1,656,325

Liabilities:
Repurchase agreements	$1,849,473	$1,346,265
Payable for agency securities purchased	207,220	—
Accrued interest payable	1,428	3,664
Derivative liabilities, at fair value	24,441	29,277
Dividend payable	12,754	18,006
Due to Manager	665	714
Accounts payable and other accrued liabilities	353	248

Total liabilities	2,096,334	1,398,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 15,005 shares issued and outstanding, respectively	150	150
Additional paid-in capital	285,924	285,917
Retained earnings (accumulated deficit)	1,247	(2,310)
Accumulated other comprehensive income (loss)	1,640	(25,606)

Total stockholders’ equity	288,961	258,151

Total liabilities and stockholders’ equity	$2,385,295	$1,656,325

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF OPERATIONS

FOR THE QUARTER ENDED MARCH 31, 2009

(unaudited)

(in thousands, except per share data)

Interest income:
Interest income	$22,351
Interest expense	8,129

Net interest income	14,222

Other income:
Gain on sale of agency securities, net	4,818
Loss on derivative instruments, net	(358)

Total other income	4,460

Expenses:
Management fees	903
General and administrative expenses	1,468

Total expenses	2,371

Net income	$16,311

Net income per common share-basic and diluted	$1.09

Weighted average number of common shares outstanding-basic and diluted	15,000

Dividends declared per common share	$0.85

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	15,005	$150	$285,917	$(2,310)	$(25,606)	$258,151
Net income	—	—	—	—	—	16,311	—	16,311
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	32,691	32,691
Reclassification adjustment for net gain included in net income on available-for-sale securities	—	—	—	—	—	—	(3,407)	(3,407)
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(2,038)	(2,038)

Comprehensive income	—	—	—	—	—	16,311	27,246	43,557
Stock-based compensation	—	—	—	—	7	—	—	7
Common dividends declared	—	—	—	—	—	(12,754)	—	(12,754)

Balance, March 31, 2009 (Unaudited)	—	$—	15,005	$150	$285,924	$1,247	$1,640	$288,961

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF CASH FLOWS

FOR THE THREE MONTHS ENDED MARCH 31, 2009

(unaudited)

(in thousands)

Operating activities:
Net income	$16,311
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	3,449
Amortization and ineffectiveness of derivative instruments	(257)
Stock-based compensation	7
Gain on sale of agency securities	(4,818)
Increase in interest receivable, net of purchased interest	(496)
Decrease in other assets	130
Decrease in accrued interest payable	(2,236)
Decrease in due to Manager	(49)
Increase in accounts payable and other accrued liabilities	105

Net cash provided by operating activities	12,146

Investing activities:
Purchases of agency securities	(1,631,281)
Proceeds from sale of agency securities	1,018,296
Principal collections on agency securities	126,492

Net cash used in investing activities	(486,493)

Financing activities:
Cash dividends paid	(18,006)
Increase in restricted cash	(6,476)
Payments made on interest rate swap terminations	(6,617)
Proceeds from repurchase arrangements	4,722,349
Repayments on repurchase arrangements	(4,219,141)

Net cash provided by financing activities	472,109

Net change in cash and cash equivalents	(2,238)
Cash and cash equivalents at beginning of period	56,012

Cash and cash equivalents at end of period	$53,774

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

Our unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Note 2. Organization

We were organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 when we completed our initial public offering (“IPO”) of ten million shares of common stock. Concurrent with our IPO, American Capital, Ltd., or American Capital, purchased five million shares of our common stock in a private offering. We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are managed by American Capital Agency Management, LLC, or our Manager, a subsidiary of a wholly-owned portfolio company of American Capital.

We earn income primarily from investing in single-family residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”). We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Note 3. Summary of Significant Accounting Policies

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Although we generally intend to hold most of our agency securities until maturity, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our agency

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) (“OCI”), a component of stockholders’ equity.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, (“FSP FAS 115-2”) which changes the other-than-temporary impairment (“OTTI”) model for debt securities such that an OTTI is triggered if (i) an entity has the intent to sell the security, (ii) it is more likely than not that it will be required to sell the security before recovery, or (iii) it does not expect to recover the entire amortized cost basis of the security. In addition, if there is an OTTI charge, FSP FAS 115-2 generally requires that any credit loss component of the OTTI charge be recognized in earnings and the remainder of the OTTI charge remains in OCI. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 115-2 as of March 31, 2009. The adoption of FSP FAS 115-2 did not have a material impact on our consolidated financial statements.

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in FSP FAS 115-2, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis or (ii) we do not expect to recover its amortized cost basis (i.e. there is a credit loss). If it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted. If we do not intend to sell the agency security but there is a credit loss, the impairment loss is separated into the amount representing the credit loss, which is recognized in earnings, and the amount related to other factors is recognized in OCI. In determining whether a credit loss exists, consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the agency security, (iii) the historical and implied volatility in the fair value of the agency security, (iv) the payment structure of the agency security and the likelihood of the issuer being able to make payments that increase in the future, (v) failure of the issuer of the agency security to make scheduled interest or principal payments, (vi) any changes to the rating of the agency security by a rating agency and (vii) recoveries or additional declines in fair value subsequent to the balance sheet date.

We did not recognize any OTTI charges on any of our agency securities for the quarter ended March 31, 2009.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Agency Securities

The following tables summarize our available-for-sale agency securities as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	As of March 31, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$1,740,881	$411,649	$14,552	$2,167,082
Unamortized discount	(43)	—	—	(43)
Unamortized premium	46,343	11,184	320	57,847

Amortized cost	1,787,181	422,833	14,872	2,224,886
Gross unrealized gains	26,574	5,853	356	32,783
Gross unrealized losses	(118)	(77)	—	(195)

Estimated fair value	$1,813,637	$428,609	$15,228	$2,257,474

Weighted average coupon	5.98%	6.13%	6.00%	6.01%
Weighted average yield as of March 31, 2009(1)	4.51%	4.57%	4.46%	4.52%
Weighted average yield for the quarter ended March 31, 2009(1)	5.33%	5.05%	4.71%	5.13%

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed Rate	$1,359,079	$28,254	$(56)	$1,387,277
Adjustable Rate	865,807	4,529	(139)	870,197

	$2,224,886	$32,783	$(195)	$2,257,474

(1)	Incorporates future prepayment assumptions and forward rates.

	As of December 31, 2008
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$750,547	$239,712	$548,647	$1,538,906
Unamortized discount	(45)	—	—	(45)
Unamortized premium	11,457	3,753	16,008	31,218

Amortized cost	761,959	243,465	564,655	1,570,079
Gross unrealized gains	2,949	403	3,219	6,571
Gross unrealized losses	(2,311)	(956)	—	(3,267)

Estimated fair value	$762,597	$242,912	$567,874	$1,573,383

Weighted average coupon	6.07%	6.10%	6.17%	6.11%
Weighted average yield as of December 31, 2008(1)	5.18%	5.27%	4.59%	4.98%
Weighted average yield for the period from May 20, 2008 to December 31, 2008(1)	5.25%	5.24%	4.69%	5.04%

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed Rate	$1,570,079	$6,571	$(3,267)	$1,573,383
Adjustable Rate	—	—	—	—

	$1,570,079	$6,571	$(3,267)	$1,573,383

(1)	Incorporates future prepayment assumptions and forward rates.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of March 31, 2009, we had a net liability of $169.1 million for unsettled agency security transactions comprised of a $38.1 million receivable for agency securities sold and a $207.2 million payable for agency securities purchased.

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities of the agency securities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of March 31, 2009 and December 31, 2008, according to their estimated weighted average life classifications (dollars in thousands):

	As of March 31, 2009			As of December 31, 2008
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$—	$—	—	$—	$—	—
Greater than one year and less than five years	2,226,625	2,194,650	6.01%	1,568,991	1,565,728	6.11%
Greater than or equal to five years	30,849	30,236	6.00%	4,392	4,351	6.15%

Total	$2,257,474	$2,224,886	6.01%	$1,573,383	$1,570,079	6.11%

The weighted average lives of the agency securities as of March 31, 2009 and December 31, 2008 in the table above incorporates anticipated future prepayment assumptions. As of March 31, 2009, our expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 31%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the current and future yield curves, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for different securities. Various market participants could use materially different assumptions.

The following table presents the gross unrealized loss and estimated fair values of our agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2009	$105,372	$(195)	$—	$—	$105,372	$(195)
December 31, 2008	$680,048	$(3,267)	$—	$—	$680,048	$(3,267)

We do not consider the agency securities that have been in a continuous loss position for less than 12 months to be other-than-temporarily impaired. We believe that the unrealized losses on these agency securities were caused by fluctuations in interest rates. We purchased these agency securities primarily at a premium relative to their face value and the contractual cash flows of these agency securities are guaranteed by government-sponsored enterprises such as Fannie Mae and Freddie Mac, or by a U.S. Government agency such as Ginnie Mae. The decline in estimated fair values is attributable to changes in interest rates and we do not believe there are any credit losses as of March 31, 2009. In addition, we do not intend to sell these securities as of

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

March 31, 2009 and we believe that it is more likely than not that we will recover the amortized cost basis before we are required to sell the securities. Therefore, we do not consider these agency securities to be other-than-temporarily impaired as of March 31, 2009 or December 31, 2008.

During the quarter ended March 31, 2009, we sold agency securities with a cost basis of $1,051.6 million for proceeds of $1,056.4 million realizing a gross gain of $5.1 million and a gross loss of $0.3 million, for a net gain of $4.8 million.

The following tables summarize our agency securities pledged as collateral under repurchase agreements, derivative agreements and prime broker agreements by type as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	As of March 31, 2009
Agency Securities Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$1,587,484	$397,003	$15,228	$1,999,715
Amortized cost	1,563,151	391,952	14,872	1,969,975
Accrued interest on pledged agency securities	7,550	1,948	73	9,571

Under Derivative Agreements
Fair value	10,265	8,905	—	19,170
Amortized cost	10,009	8,687	—	18,696
Accrued interest on pledged agency securities	49	43	—	92

Under Prime Broker Agreements
Fair value	24,043	17,820	—	41,863
Amortized cost	23,458	17,400	—	40,858
Accrued interest on pledged agency securities	118	86	—	204

Total Fair Value of Agency Securities Pledged and Accrued Interest	$1,629,509	$425,805	$15,301	$2,070,615

	As of December 31, 2008
Agency Securities Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$684,892	$194,920	$567,875	$1,447,687
Amortized cost	684,099	195,515	564,655	1,444,269
Accrued interest on pledged agency securities	3,404	982	2,822	7,208

Under Derivative Agreements
Fair value	19,709	10,989	—	30,698
Amortized cost	19,724	11,052	—	30,776
Accrued interest on pledged agency securities	100	54	—	154

Under Prime Broker Agreements
Fair value	34,185	9,431	—	43,616
Amortized cost	34,381	9,485	—	43,866
Accrued interest on pledged agency securities	175	47	—	222

Total Fair Value of Agency Securities Pledged and Accrued Interest	$742,465	$216,423	$570,697	$1,529,585

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our agency securities pledged as collateral under repurchase agreements by maturity as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	As of March 31, 2009			As of December 31, 2008
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$1,861,575	$1,833,362	$8,912	$1,117,093	$1,113,174	$5,556
31 - 59 days	105,569	104,853	503	330,594	331,095	1,652
60 - 90 days	32,571	31,761	156	—	—	—
Greater than 90 days	—	—	—	—	—	—

Total	$1,999,715	$1,969,976	$9,571	$1,447,687	$1,444,269	$7,208

Note 5. Repurchase Agreements

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2009 and December 31, 2008, we have met all margin call requirements.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by scheduled maturities as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	As of March 31, 2009			As of December 31, 2008
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$724,596	0.77%	16 days	$97,081	3.00%	15 days
31 - 59 days	1,020,660	0.83%	20 days	482,458	2.32%	17 days
60 - 90 days	74,584	0.81%	19 days	741,721	2.20%	28 days
Greater than 90 days	29,633	1.00%	64 days	25,005	2.10%	41 days

Total / Weighted Average	$1,849,473	0.81%	19 days	$1,346,265	2.30%	23 days

As of March 31, 2009, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Note 6. Derivative Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, futures or swap agreements

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

or purchase or sell to-be-announced (“TBA”) securities to attempt to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. As of March 31, 2009 and December 31, 2008, our derivative instruments were comprised entirely of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we pay a fixed-rate and receive a floating rate based on one month LIBOR. As of March 31, 2009 and December 31, 2008, all of our derivative instruments were designated as hedging instruments under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Derivatives not designated as hedges are not speculative and are used to manage the exposure to interest rate movements and other identified risks, but do not meet the hedge accounting requirements of SFAS No. 133. As of March 31, 2009 and December 31, 2008, we did not have any derivatives outstanding that were not designated as hedges.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we are required to pledge assets as collateral for some of our interest rate swaps, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. We had agency securities with a fair value of $19.2 million and cash of $8.0 million pledged as collateral against our interest rate swaps as of March 31, 2009. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivatives, and may have difficulty obtaining our assets pledged as collateral for our derivatives. We do not anticipate any defaults by our derivative instrument contract counterparties.

The tables below summarize information about our outstanding interest rate swaps as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	As of March 31, 2009
Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 - 2 Years	$350,000	3.43%	0.53%	$(10,622)	1.1
3 - 4 Years	150,000	2.59%	0.49%	(5,313)	3.1
4 - 5 Years	200,000	2.93%	0.54%	(8,506)	4.7
Greater than 5 Years	—	—	—	—	—

Total	$700,000	3.10%	0.53%	$(24,441)	2.6

	As of December 31, 2008
Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 - 2 Years	$550,000	3.42%	1.00%	$(18,900)	1.4
3 - 4 Years	50,000	4.37%	1.44%	(4,612)	3.4
4 - 5 Years	50,000	4.54%	1.20%	(5,765)	4.5
Greater than 5 Years	—	—	—	—	—

Total	$650,000	3.58%	1.05%	$(29,277)	1.8

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the quarter ended March 31, 2009, we recorded a loss of $1.0 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur partially offset by a gain of $0.6 million in loss on derivative instruments, net in our consolidated statement of operations for hedge ineffectiveness on our outstanding interest rate swaps.

During the quarter ended March 31, 2009, we entered into three interest rate swaps with a combined notional amount of $250 million. We also terminated two interest rate swaps with a combined notional amount of $200 million and a fair value of $6.5 million, resulting in a net settlement of $6.6 million.

The table below summarizes the effect of derivative instruments on our consolidated statement of operations for the quarter ended March 31, 2009 (dollars in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)(1)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$(1,452)	Interest Expense	$(4,061)	Loss on derivative instruments, net	$586

(1)	This amount excludes $1.0 million recorded as a loss in loss on derivative instruments, net in our consolidated statement of operations as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

Credit Risk-Related Contingent Features

Each of our ISDA Master Agreements contain a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts range from $5 million to $25 million. As of March 31, 2009, the fair value of derivatives in a liability position related to these agreements was $24.4 million. Following an event of default, a termination event may occur, and we would be required to settle our obligations under the agreements at their termination value of $25.0 million as of March 31, 2009, which includes accrued interest.

Each of our ISDA Master Agreements also contain provisions under which we are required to fully collateralize our obligations under the derivative instrument if at any point the fair value of the derivative is a greater liability than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our derivative transactions. As of March 31, 2009, we have posted agency security and cash collateral of $27.2 million related to these agreements. If we breach any of these provisions we will be required to settle our obligations under the agreements at their termination value of $25.0 million as of March 31, 2009, which includes accrued interest.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our net worth at the end of any calendar quarter declines by 30% or more from the end of any previous calendar quarter or if our net worth declines by 40% or more at any time during any consecutive twelve-month period. As of March 31, 2009, the fair value of derivatives in a liability position related to this agreement was $1.6 million. As of March 31, 2009, we were not in violation of this provision.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

One of our ISDA Master Agreements contains an additional termination event that is triggered if we fail to maintain minimum stockholders’ equity of the greater of (a) $200 million or (b) 50% of the highest stockholders’ equity from the date of the agreement. As of March 31, 2009, the fair value of derivatives in a liability position related to this agreement was $8.4 million. As of March 31, 2009, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our total stockholders’ equity declines by 50% or more from our total stockholders’ equity at our IPO date. As of March 31, 2009, the fair value of derivatives in a liability position related to this agreement was $2.5 million. As of March 31, 2009, we were not in violation of this provision.

Note 7. Fair Value Measurements

SFAS No. 157, Fair Value Measurements (“SFAS No. 157”), defines fair value, establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of hierarchy established by SFAS No. 157 are defined as follows:

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”) which provides guidance on (i) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (ii) identifying transactions that are not orderly. FSP FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 157-4 as of March 31, 2009. The adoption of FSP FAS 157-4 did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which expands the fair value disclosures required for all financial instruments within the scope of Statement 107 to interim periods for publicly traded entities. FSP FAS 107-1 also requires entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. The FSP is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 107-1 as of March 31, 2009. The adoption of FSP FAS 107-1 did not have a material impact on our consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Cash and Cash Equivalents, Restricted Cash and Repurchase Agreements

Cash and cash equivalents, restricted cash and repurchase agreements are carried at cost which approximates their fair value.

Agency Securities

Agency securities are valued using third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury curve or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results, if available, to values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness.

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

Our financial assets and liabilities as of March 31, 2009 and December 31, 2008, carried at fair value on a recurring basis are valued as follows (in thousands):

	As of March 31, 2009
	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$1,813,637	$—	$1,813,637
Freddie Mac	—	428,609	—	428,609
Ginnie Mae	—	15,228	—	15,228

Total agency securities	—	2,257,474	—	2,257,474

Derivative instruments:
Assets	—	—	—	—
Liabilities	—	—	(24,441)	(24,441)

Total derivative instruments, net	—	—	(24,441)	(24,441)

Total	$—	$2,257,474	$(24,441)	$2,233,033

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$762,597	$—	$762,597
Freddie Mac	—	242,912	—	242,912
Ginnie Mae	—	567,874	—	567,874

Total agency securities	—	1,573,383	—	1,573,383

Derivative instruments:
Assets	—	—	—	—
Liabilities	—	—	(29,277)	(29,277)

Total derivative instruments, net	—	—	(29,277)	(29,277)

Total	$—	$1,573,383	$(29,277)	$1,544,106

During the quarter ended March 31, 2009, we recognized expense of $4.4 million in our consolidated statement of operations and an unrealized loss of $2.1 million recorded in OCI related to our Level 3 assets and liabilities. Of the total net loss deferred in OCI relating to these derivatives, a net expense of $20.8 million is expected to flow through our statement of operations over the next twelve months due to expected settlements on our interest rate swaps. The following table sets forth a summary of changes in the fair value of financial assets and liabilities measured using Level 3 inputs for the quarter ended March 31, 2009 (in thousands):

	Balance, December 31, 2008	Realized Gains/ (Losses)	Reversal of Prior Period Appreciation/ (Depreciation) on Realization	Appreciation/ (Depreciation)(1)	Purchases, Sales, Issuances & Settlements, Net(2)	Transfers In & Out of Level 3	Balance, March 31, 2009
Derivatives, net	$(29,277)	$—	$—	$(1,781)	$6,617	$—	$(24,441)

(1)	$2.1 million recorded as an unrealized loss on derivative instruments in OCI and $0.3 million recorded in interest expense in our consolidated statement of operations related to amortization expense associated with the termination of interest rate swaps, partially offset by $0.6 million recorded as a gain in loss on derivative instruments, net in our consolidated statement of operations as a result of hedge ineffectiveness on our outstanding interest rate swaps.
(2)	We terminated two interest rate swaps with a combined notional amount of $200 million and a fair value of $6.5 million, resulting in a net settlement of $6.6 million for the quarter ended March 31, 2009.

Note 8. Management Agreement and Related Party Transactions

We are externally managed and advised by our Manager pursuant to the terms of a management agreement which provides for an initial term through May 20, 2011 with automatic one-year extension options and subject to certain termination rights. We pay our Manager a base management fee payable monthly in arrears in an amount equal to 1/12 of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the quarter ended March 31, 2009, we recorded an expense for management fees of $0.9 million.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For the quarter ended March 31, 2009, we recorded expense reimbursements to our Manager of $0.8 million. In addition, we are required to reimburse our Manager, or American Capital, for all one-time costs that our Manager, or American Capital, paid on behalf of us that were incurred in connection with our formation, organization and IPO. There were no such costs during the quarter ended March 31, 2009. As of March 31, 2009 and December 31, 2008, $0.7 million was payable to our Manager.

We will be required to pay our Manager a termination fee for non-renewal of the management agreement without cause. The termination fee will be equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of the termination.

Note 9. Dividends

On March 23, 2009, our Board of Directors declared a dividend of $0.85 per share for the first quarter of 2009. The dividend was paid on April 27, 2009 to common stockholders of record as of April 2, 2009.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital Agency Corp. consolidated financial statements with a narrative from the perspective of management. Our MD&A is presented in five sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward-Looking Statements

EXECUTIVE OVERVIEW

American Capital Agency Corp. (together with its consolidated subsidiary, is referred throughout this report as the “Company”, “we”, “us” and “our”) is a real estate investment trust (“REIT”) that invests exclusively in single-family residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which principal and interest are guaranteed by government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”). We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

We were organized on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). In connection with the IPO, we sold ten million shares of our common stock at $20.00 per share for net proceeds of $186 million, net of the underwriters’ commission and other offering expenses. Concurrently with our IPO, in a private offering we sold five million shares of our common stock at $20.00 per share for aggregate proceeds of $100 million to American Capital, Ltd. (“American Capital”). Our common stock is traded on The NASDAQ Global Market under the symbol “AGNC”.

We are externally managed by American Capital Agency Management, LLC, or our Manager. Our Manager is a wholly-owned subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. We do not have any employees.

Our principal goal is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities. We fund our investments through short-term borrowings structured as repurchase agreements. Since our IPO, we have paid dividends of $3.36 per share.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2008. As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders.

Recent Developments

Our business is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy and performance is influenced by the specific characteristics of these markets, including prepayment rates, interest rates and the interest rate yield curve. Our results of operations primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in prepayment speeds of the agency securities, the size and composition of our investment portfolio and, in the case of adjustable rate mortgage securities, our interest income is also dependent on the level of interest rates at the time the coupons on these securities reset. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow which is generally based on the fair value of the portfolio and the advance rate the lenders are willing to lend against the collateral provided.

Since the middle of 2007, banks, investment banks and insurance companies have announced extensive losses from exposure to the U.S. mortgage market. These losses have reduced financial industry capital leading to reduced liquidity for mortgage assets, more volatile valuations of mortgage assets and in some cases forced selling of mortgage assets. As a result, less financing on attractive terms is available for mortgage assets.

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

Due to increased market concerns about Freddie Mac and Fannie Mae’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, the government passed the “Housing and Economic Recovery Act of 2008” on July 30, 2008. As a result of this legislation, Fannie Mae and Freddie Mac have been placed into the conservatorship of the Federal Housing Finance Agency (“FHFA”), their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. As the conservator of Fannie Mae and Freddie Mac, the FHFA now controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors, and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, (i) the U.S. Department of Treasury (“U.S. Treasury”) and FHFA have entered into separate preferred stock purchase agreements with Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury will ensure that Fannie Mae and Freddie Mac maintain a positive net worth; (ii) the U.S. Treasury has established a new secured lending credit facility available until December 2009 to Fannie Mae, Freddie Mac and the Federal Home Loan Banks, which is intended to serve as a liquidity backstop; and (iii) the U.S. Treasury has initiated a temporary program to purchase residential mortgage-backed securities (“RMBS”) issued by Fannie Mae and Freddie Mac. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted. Based upon the further activity of the U.S. Government or market response to developments at Fannie Mae or Freddie Mac, our business could be adversely impacted.

The Federal Reserve Board (“FRB”) announced on November 25, 2008 that it will initiate a program to purchase the direct obligations of housing-related government-sponsored enterprises and agency securities. On December 30, 2008, the FRB announced beginning in January 2009, it would begin purchasing up to $500 billion of fixed-rate agency securities and that it had selected private investment managers to act as its agents in implementing the program. Subsequently, on March 18, 2009, the FRB announced the expansion of its agency securities purchase program to a total of $1.25 trillion by the end of 2009. As part of this expansion, the FRB also decided to purchase $300 billion of longer-term U.S. Treasury securities as well as an additional $100 billion of debt issued by Fannie Mae and Freddie Mac. The purchase program was expanded to provide further monetary stimulus to help address the very weak economic outlook and reduce the risk that inflation could persist for a time below rates that best foster longer-term economic growth and price stability.

On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which was intended to assist up to seven to nine million families restructure or refinance their mortgages to avoid foreclosure. The key components of the HASP are to:

•

provide access to low-cost refinancing for responsible homeowners suffering from falling home prices. This includes modifications to the underwriting criteria for conforming loans that will enable borrowers with loans owned or guaranteed by Fannie Mae or Freddie Mac to refinance through those two institutions;

•

create a $75 billion homeowner stability initiative to reach up to 3 to 4 million at-risk homeowners. The goal of this program is to reduce the amount homeowners owe per month to sustainable levels through reduced monthly payment for qualifying conforming borrowers, success fees for mortgage servicers willing and able to modify existing loans as well as incentives to help borrowers stay current; and

•

support low mortgage rates by strengthening confidence in Fannie Mae and Freddie Mac through increased funding commitments to ensure the strength and security of the mortgage market and to help maintain mortgage affordability. Additionally, to ensure that Fannie Mae and Freddie Mac can continue to provide assistance in addressing problems in the housing market, the U.S. Treasury also agreed to increase the size of their retained mortgage portfolios allowed under the agreements – by $50 billion to $900 billion – along with corresponding increases in the allowable debt outstanding.

We expect HASP to increase the availability of mortgage credit to a large number of homeowners in the U.S., which we expect will impact the prepayment rates for the entire mortgage securities market, but primarily for Freddie Mac and Fannie Mae securities. While increased prepayment rates negatively impact our interest income, we believe we have sourced agency securities with collateral attributes that improve the prepayment profile of our investment portfolio. However, these are new programs and therefore there is substantial uncertainty around the magnitude of prepayment speed increases and our asset selection process may not provide the desired benefits.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Members of American Capital’s senior management and its RMBS investment team serve as our Manager’s officers. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital, pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities. This access to American Capital’s infrastructure allows our Manager to dedicate its time to managing our investment portfolio on our behalf so that we may fully take advantage of opportunities in the agency securities market. American Capital had $14 billion of capital resources under management as of December 31, 2008 and 450 employees as of March 31, 2009.

During the second quarter of 2009, American Capital announced that Gary Kain, our Senior Vice President and Chief Investment Officer, and several other American Capital employees will become full-time employees of our Manager. Gary Kain will be promoted to President and Chief Investment Officer of our Manager. These organizational changes will provide our Manager with a dedicated investment team and support personnel and are expected to be in place by June 30, 2009.

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

•

our leverage may not exceed 10 times our stockholders’ equity (as computed in accordance with accounting principles generally accepted in the United States (“GAAP”)), which we refer to as our leverage threshold. In the event that our leverage inadvertently exceeds the leverage threshold, we may not utilize additional leverage without prior approval from our Board of Directors or until we are once again in compliance with the leverage threshold;

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

Agency securities consist of single-family residential pass-through certificates and collateralized mortgage obligations for which the principal and interest are guaranteed by a U.S. Government agency or a U.S. Government sponsored entity.

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

•

Collateralized Mortgage Obligations (“CMOs”). CMOs are structured instruments comprised of agency securities. Interest and principal, if applicable, plus pre-paid principal, on a CMO are paid on a monthly basis. CMOs consist of multiple classes of securities, with each class bearing different stated maturity dates and other differences in characteristics such as coupons, weighted average lives and rules governing principal and interest distribution. Monthly payments of principal, including prepayments, are typically first returned to different classes based on rules described in the offering documents. The principal and interest payments are also often divided between holders of different securities and some securities may only pay interest while others only pay principal.

These securities are collateralized by either fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”), or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and thereafter reset at regular intervals subject to interest rate caps. Our allocation between securities collateralized by FRMs, ARMs or hybrid ARMs will depend on various factors including, but not limited to, relative value, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves. We take these factors into account when we make these types of investments.

As of March 31, 2009, our $2.3 billion investment portfolio was financed with $1.8 billion of repurchase agreements and $0.3 billion of equity capital, resulting in a leverage ratio of approximately 6.4 times our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, the leverage ratio was approximately 7.0 times our stockholders’ equity as of March 31, 2009. Financing spreads (the difference between yields on our investments and rates on related borrowings) averaged 310 basis points during the quarter ended March 31, 2009.

The size and composition of our investment portfolio depends on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of, and expectations for future levels of, short-term interest rates, mortgage prepayments and market liquidity.

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

Our Hedging Strategy

As part of our risk management strategy, we may hedge our exposure to interest rate and prepayment risk as our Manager determines is in our best interest given our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk enhances our risk/return profile. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, futures or swap agreements or purchase or sell to-be-announced (“TBA”) securities to attempt to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders.

Summary of Critical Accounting Policies

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Although we generally intend to hold most of our agency securities until maturity, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) (“OCI”), a component of stockholders’ equity.

In April 2009, the Financial Accounting Standards Board (the “FASB”) issued FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment, (“FSP FAS 115-2”) which changes the other-than-temporary impairment (“OTTI”) model for debt securities such that an OTTI is triggered if (i) an entity has the intent to sell the security, (ii) it is more likely than not that it will be required to sell the security before recovery, or (iii) it does not expect to recover the entire amortized cost basis of the security. In addition, if there is an OTTI charge, FSP FAS 115-2 generally requires that any credit loss component of the OTTI charge be recognized in earnings and the remainder of the OTTI charge remains in OCI. FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of FSP FAS 115-2 as of March 31, 2009. The adoption of FSP FAS 115-2 did not have a material impact on our consolidated financial statements.

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in FSP FAS 115-2, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis or (ii) but we do not expect to recover its amortized cost basis (i.e. there is a credit loss). If it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted. If we do not intend to sell the agency security but there is a credit loss, the impairment loss is separated into the amount representing the credit loss, which is recognized in earnings, and the amount related to other factors is recognized in OCI. In determining whether a credit loss exists, consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the agency security, (iii) the historical and implied volatility in the fair value of the agency security, (iv) the payment structure of the agency security and the likelihood of the issuer being able to make payments that increase in the future, (v) failure of the issuer of the agency security to make scheduled interest or principal payments, (vi) any changes to the rating of the agency security by a rating agency and (vii) recoveries or additional declines in fair value subsequent to the balance sheet date.

FINANCIAL CONDITION

As of March 31, 2009 and December 31, 2008, our investment portfolio consisted of $2.3 billion and $1.6 billion, respectively, of fixed and adjustable rate agency securities. The following tables summarize certain characteristics of our investment portfolio as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Fannie Mae	$1,740,881	$1,787,181	102.7%	$1,813,637	5.98%	5.33%
Freddie Mac	411,649	422,833	102.7%	428,609	6.13%	5.05%
Ginnie Mae	14,552	14,872	102.2%	15,228	6.00%	4.71%

Total / Weighted Average	$2,167,082	$2,224,886	102.7%	$2,257,474	6.01%	5.13%

Fixed Rate Agency Securities	$1,331,334	$1,359,079	102.1%	$1,387,278	6.00%	5.31%
Adjustable Rate Agency Securities	835,748	865,807	103.6%	870,196	6.01%	3.92%

	$2,167,082	$2,224,886	102.7%	$2,257,474	6.01%	5.13%

	December 31, 2008
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(2)
Fannie Mae	$750,547	$761,959	101.5%	$762,597	6.07%	5.25%
Freddie Mac	239,712	243,465	101.6%	242,912	6.10%	5.24%
Ginnie Mae	548,647	564,655	102.9%	567,874	6.17%	4.69%

Total / Weighted Average	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	5.04%

Fixed Rate Agency Securities	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	5.04%
Adjustable Rate Agency Securities	—	—	—	—	—	—

	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	5.04%

(1)	Weighted average yield for the quarter ended March 31, 2009 and incorporates future prepayment assumptions and forward rates.
(2)	Weighted average yield for the period from May 20, 2008 to December 31, 2008 and incorporates future prepayment assumptions and forward rates.

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of March 31, 2009, the average final contractual maturity of the agency securities in our investment portfolio was 29 years. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the current and future yield curves, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

As of December 31, 2008, our investment portfolio consisted entirely of fixed-rate agency securities. As of March 31, 2009, we held fixed-rate agency securities and agency securities collateralized by ARMs and hybrid ARMs with coupons linked to various indices. The following table details the ARM portfolio characteristics by index as of March 31, 2009 (dollars in thousands):

	Six-Month Libor	One-Year Libor
Weighted average term to next reset (months)	45	49
Weighted average margin	2.37%	2.43%
Weighted average annual period cap	1.90%	2.00%
Weighted average lifetime cap	12.11%	10.96%
Principal amount	$209,682	$626,065
Percentage of investment portfolio at fair value	10%	29%

The following table details the number of months to the next reset for our ARM portfolio as of March 31, 2009 (dollars in thousands):

	Fair Value	% Total	Average Reset
Less than one year	$—	0%	—
Greater than one year and less than three years	323,569	37%	29
Greater than three years and less than five years	374,284	43%	45
Greater than or equal to five years	172,343	20%	90

Total / Weighted Average	$870,196	100%	48

The following table summarizes our agency securities, at fair value, according to their estimated weighted average life classifications as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	March 31, 2009	December 31, 2008
Less than one year	$—	$—
Greater than one year and less than three years	1,555,928	1,451,936
Greater than three years and less than five years	670,697	117,055
Greater than or equal to five years	30,849	4,392

Total	$2,257,474	$1,573,383

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. As interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of March 31, 2009, our portfolio was purchased at a net premium. The actual CPR was approximately 20% for the quarter ended March 31, 2009 and approximately 8% for the period from May 20, 2008 through December 31, 2008. We expect the prepayments to continue to rise in the near term and so during the quarter ended March 31, 2009, we diversified our investment portfolio into a broader array of agency securities and sourced assets with attractive prepayment characteristics. The one month CPR released as of April 1, 2009, for our investment portfolio held as of March 31, 2009, was 15% following the repositioning of our investment portfolio. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of the aggregate investment portfolio is 31% as of March 31, 2009. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, defaults or modifications to the underlying mortgage loans will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

The table below presents our condensed statement of operations and key portfolio statistics for the three months ended March 31, 2009 and December 31, 2008, respectively (in thousands, except per share amounts):

	Three Months Ended
	March 31, 2009	December 31, 2008
Statement of Operations Data:
Interest income	$22,351	$17,132
Interest expense	8,129	10,331

Net interest income	14,222	6,801

Gain on sale of agency securities, net	4,818	5
(Loss) gain on derivative instruments, net	(358)	6,286

Total other income	4,460	6,291

Management fees	(903)	(927)
General and administrative expenses	(1,468)	(1,213)

Total expenses	(2,371)	(2,140)

Net income	$16,311	$10,952

Net income per common share—basic and diluted	$1.09	$0.73

Weighted average number of common shares outstanding—basic and diluted	15,000	15,000

Key Portfolio Statistics*:
Average agency securities	$1,738,321	$1,604,087
Average total assets	$1,968,190	$1,662,882
Average repurchase agreements	$1,537,798	$1,355,267
Average stockholders’ equity	$274,278	$263,970
Fixed rate agency securities—as of period end	$1,387,278	$1,573,383
Adjustable-rate agency securities—as of period end	$870,196	$—
Average asset yield(1)	5.13%	4.24%
Average cost of funds(2)	2.03%	3.05%
Average cost of funds—terminated swap amortization expense(3)	0.08%	0.00%
Average net interest rate spread(4)	3.02%	1.19%
Net return on average equity(5)	24.12%	16.46%
Leverage (average during the period)(6)	5.6:1	5.1:1
Leverage (at period end)(7)	7.0:1	5.2:1
Annualized Expenses % of average assets(8)	0.49%	0.51%
Annualized Expenses % of average equity(9)	3.51%	3.22%
Book value per common share as of period end(10)	$19.26	$17.20

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.
(1)	Weighted average asset yield for the period was calculated by dividing our average interest income on agency securities less average amortization of premiums and discounts by our average agency securities.
(2)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements. Total interest expense excludes amortization expense related to the fair value of terminated swaps during the first quarter of 2009.
(3)	Represents amortization expense associated with the termination of swaps of $0.3 million in the first quarter of 2009 and $0.0 million for the fourth quarter of 2008.
(4)	Net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(5)	Net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity.

(6)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average stockholders’ equity.
(7)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements and net liabilities for unsettled securities by our total stockholders’ equity at period end.
(8)	Annualized expenses as a % of average total assets was calculated by dividing our total expenses by our average total assets.
(9)	Annualized expenses as a % of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity.
(10)	Book value per common share was calculated by dividing our total stockholders’ equity by our number of common shares outstanding.

Interest Income and Asset Yield

Interest income was $22.3 million and $17.1 million for the quarter ended March 31, 2009 and December 31, 2008, respectively. The average asset yield on our investment portfolio was 5.13% on average agency securities of $1.7 billion for the quarter ended March 31, 2009. The average asset yield on our investment portfolio was 4.24% on average agency securities of $1.6 billion for the quarter ended December 31, 2008. Our interest income for the quarter ended March 31, 2009 was reduced by $3.4 million of net amortization of premiums and discounts on our investment portfolio, or 79 basis points. Our interest income for the quarter ended December 31, 2008 was reduced by $7.0 million of net amortization of premiums and discounts on our investment portfolio, or 174 basis points. As of March 31, 2009 and December 31, 2008, the unamortized net premium was $57.8 million and $31.2 million, respectively. The weighted average asset yield on our investment portfolio as of March 31, 2009 and December 31, 2008 was 4.52% and 4.98%, respectively.

Leverage

Our weighted average leverage for the quarter ended March 31, 2009 and December 31, 2008 was 5.6 times and 5.1 times our average stockholders’ equity, respectively. Our leverage as of March 31, 2009 and December 31, 2008 was 6.4 times and 5.2 times our stockholders’ equity, respectively. When adjusted for the net payable for agency securities purchased but not yet settled, the leverage ratio was 7.0 times our stockholders’ equity as of March 31, 2009. Our actual leverage will vary from time to time based on various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. Certain of our master repurchase agreements also contain a restriction that prohibits our leverage from exceeding 10 times the amount of our stockholders’ equity.

Interest Expense and Cost of Funds

Interest expense was $8.1 million and $10.3 million for the quarter ended March 31, 2009 and December 31, 2008, respectively. Our average cost of funds was 2.03%, excluding the amortization expense associated with the termination of interest rate swaps, on average repurchase agreements outstanding of $1.5 billion for the quarter ended March 31, 2009 compared to the average one-month LIBOR of 0.46% for the same period. Our average cost of funds was 3.05% on average repurchase agreements outstanding of $1.4 billion for the quarter ended December 31, 2008 compared to the average one-month LIBOR of 2.23% during the same period. As of March 31, 2009 and December 31, 2008, our average cost of funds was 2.05% and 3.52%, respectively.

For the quarter ended March 31, 2009, interest expense included $0.3 million of amortization expense associated with the termination of interest rate swaps. During the quarter ended March 31, 2009, we terminated two interest rate swaps and incurred fees of $6.6 million, which will be amortized over the original life of the swaps through the second quarter of 2010.

As of March 31, 2009, we had outstanding interest rate swap agreements for a total notional amount of $0.7 billion, or 38% of the outstanding balance under our repurchase agreements. As of December 31, 2008, we had outstanding interest rate swap agreements for a total notional amount of $0.7 billion, or 48% of the outstanding balance under our repurchase agreements. Our interest rate swaps increased the cost of our borrowings by $3.7 million, or 97 basis points, excluding the amortization expense associated with the termination of interest rate swaps, for the quarter ended March 31, 2009. Our interest rate swaps increased the cost of our borrowings by $0.9 million, or 28 basis points, for the quarter ended December 31, 2008.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $14.2 million and $6.8 million during the quarter ended March 31, 2009 and December 31, 2008, respectively. The average net interest rate spread, which equals the average yield on our assets for the period less the average cost of funds for the period, was 3.02% and 1.19% for the quarter ended March 31, 2009 and December 31, 2008, respectively. As of March 31, 2009 and December 31, 2008, the net interest rate spread was 2.47% and 1.46%, respectively.

Gain on Sale of Agency Securities, Net

During the quarter ended March 31, 2009, we sold agency securities with a cost basis of $1,051.6 million for proceeds of $1,056.4 million realizing a gross gain of $5.1 million and a gross loss of $0.3 million, for a net gain of $4.8 million. We did not sell any agency securities during the quarter ended December 31, 2008.

(Loss) Gain on Derivative Instruments, Net

During the quarter ended March 31, 2009, we realized a net loss of $0.4 million on our derivative instruments comprised of a loss of $1.0 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur partially offset by a gain of $0.6 million as a result of hedge ineffectiveness on our outstanding interest rate swaps. During the quarter ended December 31, 2008, we realized a net gain of $6.3 million on our derivative instruments. The net gain on derivative instruments during the quarter ended December 31, 2008 was driven by TBA securities and put and call options on TBA securities.

Management Fees and General and Administrative Expenses

We accrued a management fee of $0.9 million during the quarter ended March 31, 2009 and December 31, 2008. We pay our Manager a monthly management fee equal to 1.25% per annum of our stockholders’ equity.

General and administrative expenses were $1.5 million and $1.2 million during the quarter ended March 31, 2009 and December 31, 2008, respectively. Our general and administrative expenses primarily consisted of the allocation of overhead expenses from the Manager, information technology costs, accounting fees, legal fees, Board of Director fees and insurance expenses. Our general and administrative expenses were 0.49% and 3.51% of our average assets and average stockholders’ equity, respectively, for the quarter ended March 31, 2009. Our general and administrative expenses were 0.51% and 3.22% of our average assets and average stockholders’ equity, respectively, for the quarter ended December 31, 2008.

Net Income and Net Return on Equity

Net income was $16.3 million or $1.09 per basic and diluted share during the quarter ended March 31, 2009. Net income was $11.0 million or $0.73 per basic and diluted share for the quarter ended December 31, 2008. The annualized net return on average equity was 24.12% and 16.46%, respectively, for the quarters ended March 31, 2009 and December 31, 2008.

Dividends

For the quarter ended March 31, 2009, we declared dividends of $0.85 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status a REIT and all of our taxable income to avoid income taxes. We can treat dividends declared by September 15, 2009 and paid by

December 31, 2009 as having been a distribution of our taxable income for our 2008 tax year. As of March 31, 2009, we have distributed all of our taxable income for the 2008 tax year and we have $4.7 million of undistributed taxable income related to our 2009 tax year, net of the March 31, 2009 dividend payable of $12.8 million. Income as determined under GAAP differs from income as determined under tax because of both temporary and permanent differences in income and expense recognition. Examples include differences in the CPR used to amortize premiums or accrete discounts as well as treatment of start-up organizational costs, hedge ineffectiveness and stock-based compensation.

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

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.0 times the amount of our stockholders’ equity as of March 31, 2009. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 14 financial institutions, subject to certain conditions, and have borrowings outstanding with 11 of these financial institutions as of March 31, 2009. Borrowings under repurchase arrangements secured by agency securities totaled $1.8 billion as of March 31, 2009. As of March 31, 2009, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of March 31, 2009, we have met all margin requirements. We had unrestricted cash of $54 million and unpledged securities of $197 million available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2009.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by scheduled maturities as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	As of March 31, 2009			As of December 31, 2008
Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$724,596	0.77%	16 days	$97,081	3.00%	15 days
31 - 59 days	1,020,660	0.83%	20 days	482,458	2.32%	17 days
60 - 90 days	74,584	0.81%	19 days	741,721	2.20%	28 days
Greater than 90 days	29,633	1.00%	64 days	25,005	2.10%	41 days

Total / Weighted Average	$1,849,473	0.81%	19 days	$1,346,265	2.30%	23 days

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

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of March 31, 2009, our interest rate swap agreements had notional amounts totaling $0.7 billion and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of March 31, 2009, we had not transacted any hedging transactions through American Capital Agency TRS, LLC.

The table below summarizes information about our outstanding swaps as of March 31, 2009 and December 31, 2008 (dollars in thousands):

	As of March 31, 2009
Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 - 2 Years	$350,000	3.43%	0.53%	$(10,622)	1.1
3 - 4 Years	150,000	2.59%	0.49%	(5,313)	3.1
4 - 5 Years	200,000	2.93%	0.54%	(8,506)	4.7
Greater than 5 Years	—	—	—	—	—

Total	$700,000	3.10%	0.53%	$(24,441)	2.6

	As of December 31, 2008
Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 - 2 Years	$550,000	3.42%	1.00%	$(18,900)	1.4
3 - 4 Years	50,000	4.37%	1.44%	(4,612)	3.4
4 - 5 Years	50,000	4.54%	1.20%	(5,765)	4.5
Greater than 5 Years	—	—	—	—	—

Total	$650,000	3.58%	1.05%	$(29,277)	1.8

During the quarter ended March 31, 2009, we recorded a loss of $1.0 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur partially offset by a gain of $0.6 million in loss on derivative instruments in our consolidated statement of operations for hedge ineffectiveness on our outstanding interest rate swaps.

During the quarter ended March 31, 2009, we entered into three interest rate swaps with a combined notional amount of $250 million. During the quarter ended March 31, 2009, we terminated two interest rate swaps with a combined notional amount of $200 million and fair value of $6.5 million, resulting in a net settlement of $6.6 million.

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

Market Risk

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, liquidity risk, extension risk and inflation risk.

Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest bearing liabilities. Changes in the level of interest rates also can affect the value of the agency securities that constitute our investment portfolio and our ability to realize gains from the sale of these assets and impact our ability and the amount that we can borrow against these securities.

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

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2009 and various estimates regarding prepayment and future coupon resets on our ARM securities are made at each level of rate shock.

Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected agency securities prices relies on assumptions that define specific agency securities spreads at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below.

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Interest Rate Swaps
+100 Basis Points	5.4%	-1.3%
+50 Basis Points	4.2%	-0.5%
-50 Basis Points	-2.7%	0.2%
-100 Basis Points	-2.7%	0.3%

Prepayment Risk

Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Furthermore, defaults or modifications to the underlying mortgage loans will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar agency securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to SFAS No. 115. As of March 31, 2009, the fair value of these securities was $2,257 million. When the spread between the yield on our agency securities and U.S. Treasuries or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of March 31, 2009, we had unrestricted cash and cash equivalents of $54 million and unpledged agency securities of $197 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

Inflation Risk

Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our consolidated financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors based primarily by our net income as calculated for income tax purposes. In each case, our activities and balance sheet are measured with reference to historical cost and/or fair market value without considering inflation.

Item 4T.	Controls and Procedures

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2009, we have no legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2008, except as described below:

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

Because we and our Manager have no employees, we rely on American Capital to provide services to our Manager and may be negatively impacted by events or factors that negatively impact American Capital’s business or financial condition.

Because we and our Manager have no employees, we rely on American Capital to provide services to our Manager and may be negatively impacted by events or factors that negatively impact American Capital’s business or financial condition. As of December 31, 2008, American Capital was in breach of certain financial covenants under certain of its borrowing arrangements. As a result, American Capital’s lenders and note holders under such borrowing arrangements could discontinue lending and/or declare all outstanding borrowings to be immediately due and payable after any applicable notice and/or cure periods. As of May 1, 2009, the lenders and note holders had not accelerated American Capital’s debt outstanding under these borrowing arrangements. American Capital is currently in discussions with its lenders and note holders, regarding a restructuring of its borrowing arrangements. If American Capital is unable to successfully renegotiate the borrowing arrangements with its lenders and note holders, it may seek to reorganize under Chapter 11 of the United States Bankruptcy Code. As a result of the financial covenant violations discussed above, American Capital’s independent registered public accounting firm, Ernst & Young, LLP, has concluded that substantial doubt exists about American Capital’s ability to continue as a going concern, and has included an explanatory paragraph to describe this uncertainty in its audit report in American Capital’s Annual Report on Form 10-K for the fiscal year ended December 31, 2008. If American Capital is unable to continue to provide services to our Manager, because we and our Manager have no employees, we will be unable to continue to operate our business unless our Manager finds a replacement service provider, which would have a material adverse impact on our financial performance.

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

AMERICAN CAPITAL AGENCY CORP.

Date: May 6, 2009	By:	/s/ MALON WILKUS
Malon Wilkus
Chairman of the Board of Directors, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.