Form 10-K/A
period 2008-12-31
American Capital Agency Corp
filed 2009-06-26
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

(Amendment No. 1)

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

EXPLANATORY NOTE

American Capital Agency Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A to its Annual Report on Form 10-K for the fiscal year ended December 31, 2008, to amend and restate in its entirety Item 9A(T) of Part II to fully conform the disclosures in Item 9A(T) to the requirements of Item 307 and 308T of Regulation S-K (17 CFR 229.307 and 229.308T). This Amendment No. 1 should be read in conjunction with the Company’s other filings made with the SEC subsequent to the filing of the Company’s original Form 10-K on February 17, 2009, including the Company’s Form 10-Q for the period ended March 31, 2009.

AMERICAN CAPITAL AGENCY CORP.

PART II

Item 9A(T). Controls and Procedures.

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Exchange Act reports is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Securities Exchange Act of 1934. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

American Capital Agency Corp., including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2008. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

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

Date: June 26, 2009

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date

	/s/ MALON WILKUS Malon Wilkus	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	June 26, 2009

	/s/ JOHN R. ERICKSON John R. Erickson	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	June 26, 2009

	* Morris A. Davis	Director	June 26, 2009

	* Randy E. Dobbs	Director	June 26, 2009

	* Larry K. Harvey	Director	June 26, 2009

	* Alvin N. Puryear	Director	June 26, 2009

*By:	/S/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact