Form 10-Q
period 2009-06-30
American Capital Agency Corp
filed 2009-07-31
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 001-34057

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 15, 2009, was 15,004,600.

AMERICAN CAPITAL AGENCY CORP.

ITEM 1.	Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged assets of $2,535,249 and $1,522,001, respectively)	$2,631,893	$1,573,383
Cash and cash equivalents	69,226	56,012
Restricted cash	5,203	18,692
Interest receivable	14,005	7,851
Derivative assets, at fair value	3,257	—
Receivable for agency securities sold	73,505	—
Principal payments receivable	6,291	—
Other assets	392	387

Total assets	$2,803,772	$1,656,325

Liabilities:
Repurchase agreements	$2,346,875	$1,346,265
Payable for agency securities purchased	110,872	—
Accrued interest payable	1,213	3,664
Derivative liabilities, at fair value	9,839	29,277
Dividend payable	22,507	18,006
Due to Manager	607	714
Accounts payable and other accrued liabilities	416	248

Total liabilities	2,492,329	1,398,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 15,005 shares issued and outstanding, respectively	150	150
Additional paid-in capital	285,932	285,917
Retained earnings (accumulated deficit)	9,106	(2,310)
Accumulated other comprehensive income (loss)	16,255	(25,606)

Total stockholders’ equity	311,443	258,151

Total liabilities and stockholders’ equity	$2,803,772	$1,656,325

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended June 30, 2009	Six Months Ended June 30, 2009	For the Period from May 20, 2008 (date operations commenced) through June 30, 2008
Interest income:
Interest income	$31,690	$54,041	$9,924
Interest expense	9,585	17,714	3,597

Net interest income	22,105	36,327	6,327

Other income:
Gain on sale of agency securities, net	9,530	14,348	231
Gain on derivative instruments, net	1,226	868	217

Total other income	10,756	15,216	448

Expenses:
Management fees	939	1,842	402
General and administrative expenses	1,556	3,024	874

Total expenses	2,495	4,866	1,276

Net income	$30,366	$46,677	$5,499

Net income per common share—basic and diluted	$2.02	$3.11	$0.37

Weighted average number of common shares outstanding—basic and diluted	15,005	15,005	15,005

Dividends declared per common share	$1.50	$2.35	$0.31

Net income	$30,366	$46,677	$5,499

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	9,953	42,644	(24,586)
Reclassification adjustment for net gain included in net income	(6,406)	(9,813)	—
Unrealized gain (loss) on derivative instruments, net	11,068	9,030	(433)

Other comprehensive income (loss)	14,615	41,861	(25,019)

Comprehensive income (loss)	$44,981	$88,538	$(19,520)

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	15,005	$150	$285,917	$(2,310)	$(25,606)	$258,151
Net income	—	—	—	—	—	16,311	—	16,311
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	32,691	32,691
Reclassification adjustment for net gain included in net income	—	—	—	—	—	—	(3,407)	(3,407)
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(2,038)	(2,038)
Stock-based compensation	—	—	—	—	7	—	—	7
Common dividends declared	—	—	—	—	—	(12,754)	—	(12,754)

Balance, March 31, 2009 (Unaudited)	—	$—	15,005	$150	$285,924	$1,247	$1,640	$288,961
Net income	—	—	—	—	—	30,366	—	30,366
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	9,953	9,953
Reclassification adjustment for net gain included in net income	—	—	—	—	—	—	(6,406)	(6,406)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	11,068	11,068
Stock-based compensation	—	—	—	—	8	—	—	8
Common dividends declared	—	—	—	—	—	(22,507)	—	(22,507)

Balance, June 30, 2009 (Unaudited)	—	$—	15,005	$150	$285,932	$9,106	$16,255	$311,443

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Six Months Ended June 30, 2009	May 20, 2008 (date operations commenced) through June 30, 2008
Operating activities:
Net income	$46,677	$5,499
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	6,514	819
Amortization of swap termination fee	2,995	—
Ineffectiveness of derivative instruments	(715)	—
Stock-based compensation	15	3
Gain on sale of agency securities	(14,348)	(231)
Gain on derivative instruments, net	(925)	(217)
Increase in interest receivable, net of purchased interest	(3,947)	(9,498)
Increase in other assets	(5)	(831)
(Decrease) increase in accrued interest payable	(2,451)	2,612
(Decrease) increase in due to Manager	(107)	925
Increase in accounts payable and other accrued liabilities	168	1,497

Net cash provided by operating activities	33,871	578

Investing activities:
Purchases of agency securities	(3,630,610)	(2,495,329)
Proceeds from sale of agency securities	2,413,084	61,082
Net proceeds from derivative instruments	1,566	109
Principal collections on agency securities	228,550	4,595

Net cash used in investing activities	(987,410)	(2,429,543)

Financing activities:
Cash dividends paid	(30,760)	—
Decrease (increase) in restricted cash	13,489	(15,859)
Payments made on interest rate swap terminations	(16,586)	—
Proceeds from repurchase arrangements	11,625,569	2,722,557
Repayments on repurchase arrangements	(10,624,959)	(555,941)
Net proceeds from common stock offerings	—	286,050

Net cash provided by financing activities	966,753	2,436,807

Net change in cash and cash equivalents	13,214	7,842
Cash and cash equivalents at beginning of period	56,012	—

Cash and cash equivalents at end of period	$69,226	$7,842

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

Note 2. Organization

We were organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 when we completed our initial public offering (“IPO”) of ten million shares of common stock. Concurrent with our IPO, American Capital, Ltd. (“American Capital”) purchased five million shares of our common stock in a private placement. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are managed by American Capital Agency Management, LLC (our “Manager”), a subsidiary of a wholly-owned portfolio company of American Capital.

We earn income primarily from investing in single-family residential mortgage pass-through securities and collateralized mortgage obligations (“CMO”) on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”). We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Note 3. Summary of Significant Accounting Policies

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Although we generally intend to hold most of our agency securities long-term, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our agency securities as

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) (“OCI”), a component of stockholders’ equity.

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

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in FSP FAS 115-2, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security, (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e. there is a credit loss). If it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted. If we do not intend to sell the agency security but there is a credit loss, the impairment loss is separated into the amount representing the credit loss, which is recognized in earnings, and the amount related to other factors is recognized in OCI. In determining whether a credit loss exists, consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the agency security, (iii) the historical and implied volatility in the fair value of the agency security, (iv) the payment structure of the agency security and the likelihood of the issuer being able to make payments that increase in the future, (v) failure of the issuer of the agency security to make scheduled interest or principal payments, (vi) any changes to the rating of the agency security by a rating agency and (vii) recoveries or additional declines in fair value subsequent to the balance sheet date.

We did not recognize any OTTI charges on any of our agency securities for the three and six months ended June 30, 2009 and for the period from May 20, 2008 through June 30, 2008.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 168.

Note 4. Agency Securities

The following tables summarize our available-for-sale agency securities as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	As of June 30, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$1,884,117	$618,089	$14,327	$2,516,533
Unamortized discount	(41)	—	—	(41)
Unamortized premium	57,106	21,764	393	79,263

Amortized cost	1,941,182	639,853	14,720	2,595,755
Gross unrealized gains	31,007	4,978	221	36,206
Gross unrealized losses	(52)	(16)	—	(68)

Estimated fair value	$1,972,137	$644,815	$14,941	$2,631,893

Weighted average coupon	5.93%	5.58%	6.00%	5.84%
Weighted average yield as of June 30, 2009(1)	4.90%	4.42%	5.18%	4.78%
Weighted average yield for the six months ended June 30, 2009(1)	5.31%	5.31%	4.82%	5.26%

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,179,414	$23,847	$—	$1,203,261
Adjustable-Rate	1,295,752	11,746	(68)	1,307,430
CMO	120,589	613	—	121,202

	$2,595,755	$36,206	$(68)	$2,631,893

(1)	Incorporates future prepayment assumptions and forward rates.

	As of December 31, 2008
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$750,547	$239,712	$548,647	$1,538,906
Unamortized discount	(45)	—	—	(45)
Unamortized premium	11,457	3,753	16,008	31,218

Amortized cost	761,959	243,465	564,655	1,570,079
Gross unrealized gains	2,949	403	3,219	6,571
Gross unrealized losses	(2,311)	(956)	—	(3,267)

Estimated fair value	$762,597	$242,912	$567,874	$1,573,383

Weighted average coupon	6.07%	6.10%	6.17%	6.11%
Weighted average yield as of December 31, 2008(1)	5.18%	5.27%	4.59%	4.98%
Weighted average yield for the period from May 20, 2008 to December 31, 2008(1)	5.25%	5.24%	4.69%	5.04%

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,570,079	$6,571	$(3,267)	$1,573,383
Adjustable-Rate	—	—	—	—
CMO	—	—	—	—

	$1,570,079	$6,571	$(3,267)	$1,573,383

(1)	Incorporates future prepayment assumptions and forward rates.

As of June 30, 2009, we had a net liability of $37.4 million for unsettled agency security transactions comprised of a $73.5 million receivable for agency securities sold and a $110.9 million payable for agency securities purchased.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities of the agency securities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of June 30, 2009 and December 31, 2008, according to their estimated weighted average life classifications (dollars in thousands):

	As of June 30, 2009			As of December 31, 2008
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$—	$—	—	$—	$—	—
Greater than one year and less than three years	288,193	285,262	5.83%	1,451,936	1,448,985	6.11%
Greater than three years and less than five years	1,386,764	1,373,801	5.82%	117,055	116,743	6.10%
Greater than or equal to five years	956,936	936,692	5.88%	4,392	4,351	6.15%

Total	$2,631,893	$2,595,755	5.84%	$1,573,383	$1,570,079	6.11%

The weighted average lives of the agency securities as of June 30, 2009 and December 31, 2008 in the table above incorporates anticipated future prepayment assumptions. As of June 30, 2009, our expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 21%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services, market data and internal estimates. These third-party services estimate prepayment speeds using models that incorporate the current and future yield curves, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for different securities. Various market participants could use materially different assumptions.

The following table presents the gross unrealized loss and estimated fair values of our agency securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2009	$60,867	$(68)	$—	$—	$60,867	$(68)
December 31, 2008	$680,048	$(3,267)	$—	$—	$680,048	$(3,267)

We do not consider the agency securities that have been in a continuous loss position for less than 12 months to be other-than-temporarily impaired. We believe that the unrealized losses on these agency securities were caused by fluctuations in interest rates. We purchased these agency securities primarily at a premium relative to their face value and the contractual cash flows of these agency securities are guaranteed by government-sponsored enterprises such as Fannie Mae and Freddie Mac, or by a U.S. Government agency such as Ginnie Mae. The decline in estimated fair values is attributable to changes in interest rates and we do not believe there are any credit losses as of June 30, 2009. In addition, we do not intend to sell these agency

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

securities as of June 30, 2009 and we believe that it is more likely than not that we will recover the amortized cost basis before we are required to sell the agency securities. Therefore, we do not consider these agency securities to be other-than-temporarily impaired as of June 30, 2009 or December 31, 2008.

During the three months ended June 30, 2009, we sold agency securities with a cost basis of $1,451.3 million for proceeds of $1,460.8 million realizing a gross gain of $10.0 million and a gross loss of $0.5 million, for a net gain of $9.5 million. During the six months ended June 30, 2009, we sold agency securities with a cost basis of $2,503.0 million for proceeds of $2,517.3 million realizing a gross gain of $15.1 million and a gross loss of $0.8 million, for a net gain of $14.3 million.

The following tables summarize our agency securities pledged as collateral under repurchase agreements, derivative agreements and prime broker agreements by type as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	As of June 30, 2009
Agency Securities Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$1,878,420	$607,459	$14,941	$2,500,820
Amortized cost	1,848,703	601,621	14,720	2,465,044
Accrued interest on pledged agency securities	8,876	2,592	72	11,540

Under Derivative Agreements
Fair value	1,411	2,306	—	3,717
Amortized cost	1,370	2,267	—	3,637
Accrued interest on pledged agency securities	7	11	—	18

Under Prime Broker Agreements
Fair value	13,651	17,061	—	30,712
Amortized cost	13,316	16,713	—	30,029
Accrued interest on pledged agency securities	66	76	—	142

Total Fair Value of Agency Securities Pledged and Accrued Interest	$1,902,431	$629,505	$15,013	$2,546,949

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

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	As of June 30, 2009			As of December 31, 2008
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$2,252,500	$2,219,439	$10,362	$1,117,093	$1,113,174	$5,556
31 - 59 days	248,320	245,605	1,178	330,594	331,095	1,652
60 - 90 days	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—

Total	$2,500,820	$2,465,044	$11,540	$1,447,687	$1,444,269	$7,208

Note 5. Repurchase Agreements

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2009 and December 31, 2008, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	As of June 30, 2009			As of December 31, 2008
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$1,086,998	0.45%	18	$97,081	3.00%	15
31 - 59 days	977,298	0.46%	19	482,458	2.32%	17
60 - 90 days	168,025	0.54%	27	741,721	2.20%	28
Greater than 90 days	114,554	0.57%	48	25,005	2.10%	41

Total / Weighted Average	$2,346,875	0.47%	21	$1,346,265	2.30%	23

As of June 30, 2009, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Note 6. Derivative Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, futures or swaps, or purchase or sell to-be-announced (“TBA”) agency securities to attempt to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. As of June 30, 2009 and December 31, 2008, our derivative instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we pay a fixed-rate and receive a floating rate based on one month LIBOR. Our interest rate swaps are generally designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended (“SFAS No. 133”). Derivatives not designated as hedges are not speculative and are used to manage the exposure to interest rate movements and other identified risks, but do not meet the hedge accounting requirements of SFAS No. 133.

As of June 30, 2009, we had contracts to purchase and sell TBA agency securities with total notional amounts of $390.0 million and $315.0 million, respectively, and gross fair values of $3.6 million and $3.1 million, respectively, resulting in a net liability of $0.5 million. We use purchases and sales of TBA securities to help manage a portion of our interest rate risk. These transactions supplement our use of interest rate swaps and we do not currently expect our use of TBA agency securities to be the primary protection against interest rate risk for our portfolio. These contracts to purchase and sell TBA securities were accounted for as derivatives but not designated as hedges under SFAS No. 133. Therefore, any changes in the fair values of the contracts to purchase and sell TBA agency securities prior to their settlement date are included in earnings. As of December 31, 2008, we did not have any derivatives outstanding that were not designated as hedges. During the three and six months ended June 30, 2009, we recorded a net gain of $1.1 million in gain on derivative instruments, net in our consolidated statements of operations and comprehensive income for derivatives not designated as hedging instruments under SFAS No. 133.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we are required to pledge assets as collateral for some of our interest rate swaps, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. We had agency securities with a fair value of $3.7 million and cash of $1.9 million pledged as collateral against our interest rate swaps as of June 30, 2009. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivatives, and may have difficulty obtaining our assets pledged as collateral for our derivatives. We do not anticipate any defaults by our derivative instrument contract counterparties.

The tables below summarize information about our outstanding interest rate swaps as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	As of June 30, 2009
Remaining Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	750,000	1.87%	0.32%	(3,903)	2.5
Greater than 3 year and less than 5 years	200,000	2.93%	0.32%	(2,213)	4.5
Greater than 5 Years	—	—	—	—	—

Total	$950,000	2.09%	0.32%	$(6,116)	3.0

	As of December 31, 2008
Remaining Swap Term	Notional Amount	Weighted Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	550,000	3.42%	1.00%	(18,900)	1.4
Greater than 3 year and less than 5 years	100,000	4.46%	1.32%	(10,377)	4.0
Greater than 5 Years	—	—	—	—	—

Total	$650,000	3.58%	1.05%	$(29,277)	1.8

During the three and six months ended June 30, 2009, we recorded losses of $0.0 million and $1.0 million, respectively, as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur partially offset by gains of $0.1 million and $0.7 million, respectively, in gain on derivative instruments, net in our consolidated statements of operations and comprehensive income for hedge ineffectiveness on our outstanding interest rate swaps.

During the three months ended June 30, 2009, we entered into eight interest rate swaps with a combined notional amount of $600.0 million and we terminated five interest rate swaps with a combined notional amount of $350.0 million and a fair value of $10.0 million, resulting in a net settlement of $10.0 million, excluding accrued interest. During the three months ended March 31, 2009, we entered into three interest rate swaps with a combined notional amount of $250.0 million and we terminated two interest rate swaps with a combined notional amount of $200.0 million and a fair value of $6.5 million, resulting in a net settlement of $6.5 million, excluding accrued interest. The net settlements are amortized into income over the remaining life of the terminated interest rate swaps and included in interest expense on our consolidated statements of operations and comprehensive income.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below summarizes the effect of derivative instruments on our consolidated statements of operations and comprehensive income for the three months ended June 30, 2009 (dollars in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$11,196	Interest Expense	$(6,394)	Gain on derivative instruments, net	$130

The table below summarizes the effect of derivative instruments on our consolidated statements of operations and comprehensive income for the six months ended June 30, 2009 (dollars in thousands):

Derivatives in SFAS No. 133 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)(1)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$9,744	Interest Expense	$(10,455)	Gain on derivative instruments, net	$716

(1)	This amount excludes $1.0 million recorded as a loss in gain on derivative instruments, net in our consolidated statements of operations and comprehensive income as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

Credit Risk-Related Contingent Features

Each of our ISDA Master Agreements contain a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts range from $5 million to $25 million. As of June 30, 2009 and December 31, 2008, the fair value of derivatives in a liability position related to these agreements was $9.4 million and $29.3 million, respectively. Following an event of default, a termination event may occur and we would be required to settle our obligations under the agreements at their termination values of $9.6 million and $29.9 million as of June 30, 2009 and December 31, 2008, respectively, which includes accrued interest.

Each of our ISDA Master Agreements also contain provisions under which we are required to fully collateralize our obligations under the derivative instrument if at any point the fair value of the derivative represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our derivative transactions. As of June 30, 2009 and December 31, 2008, we have posted agency security and cash collateral of $5.6 million and $30.7 million, respectively, related to these agreements. If we breach any of these provisions we will be required to settle our obligations under the agreements at their termination value of $9.6 million and $29.9 million as of June 30, 2009 and December 31, 2008, respectively, which includes accrued interest.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our net worth at the end of any calendar quarter declines by 30% or more from the end of any previous calendar quarter or if our net worth declines by 40% or more at any time during any consecutive twelve-month period. As of June 30, 2009 and December 31, 2008, the fair value of derivatives related to this agreement was an asset of $0.6 million and a liability of $5.3 million, respectively. As of June 30, 2009 and December 31, 2008, we were not in violation of this provision.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

One of our ISDA Master Agreements contains an additional termination event that is triggered if we fail to maintain minimum stockholders’ equity of the greater of (a) $200 million or (b) 50% of the highest stockholders’ equity from the date of the agreement. As of June 30, 2009 and December 31, 2008, the fair value of derivatives in a liability position related to this agreement was $5.5 million and $12.3 million, respectively. As of June 30, 2009 and December 31, 2008, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our total stockholders’ equity declines by 50% or more from our total stockholders’ equity at our IPO date. As of June 30, 2009, the fair value of derivatives in a liability position related to this agreement was $0.3 million. As of December 31, 2008, there were no outstanding derivative instruments related to this agreement. As of June 30, 2009 and December 31, 2008, we were not in violation of this provision.

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

Agency Securities

Agency securities are valued using third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results, if available, to values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness.

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

Contracts to purchase or sell TBA agency securities are valued using third-party pricing services. These third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement.

Our financial assets and liabilities as of June 30, 2009 and December 31, 2008, carried at fair value on a recurring basis are valued as follows (in thousands):

	As of June 30, 2009
	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$1,972,137	$—	$1,972,137
Freddie Mac	—	644,815	—	644,815
Ginnie Mae	—	14,941	—	14,941

Total agency securities	—	2,631,893	—	2,631,893

Derivative instruments:
Assets	—	—	3,257	3,257
Liabilities	—	(466)	(9,373)	(9,839)

Total derivative instruments, net	—	(466)	(6,116)	(6,582)

Total	$—	$2,631,427	$(6,116)	$2,625,311

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

During the three and six months ended June 30, 2009, we recognized expense of $6.3 million and $10.7 million, respectively, in our consolidated statements of operations and comprehensive income and an unrealized gain of $11.1 million and $9.0 million, respectively, recorded in OCI related to our Level 3 interest rate swap assets and liabilities. Of the total net loss deferred in OCI relating to these interest rate swap assets and liabilities, net expense of $21.4 million is expected to flow through our statements of operations over the next twelve months due to expected settlements and amortization expense associated with the termination of these interest rate swaps. The following tables set forth a summary of changes in the fair value of our interest rate swap assets and liabilities measured using Level 3 inputs for the three and six months ended June 30, 2009 (in thousands):

	Beginning Balance	Realized Gains/ (Losses)	Reversal of Prior Period Appreciation/ (Depreciation) on Realization	Appreciation/ (Depreciation)(1)	Purchases, Sales, Issuances & Settlements, Net(2)	Transfers In & Out of Level 3	Ending Balance
Three months ended June 30, 2009	$(24,441)	$—	$—	$8,356	$9,969	$—	$(6,116)

Six months ended June 30, 2009	$(29,277)	$—	$—	$6,575	$16,586	$—	$(6,116)

(1)	For the three and six months ended June 30, 2009, we recorded $10.9 million and $8.9 million, respectively, as unrealized gains on derivative instruments in OCI and gains of $0.1 million and $0.7 million, respectively, in gain on derivative instruments, net in our consolidated statements of operations and comprehensive income as a result of hedge ineffectiveness on our outstanding interest rate swaps partially offset by interest expense of $2.7 million and $3.0 million, respectively, in our consolidated statements of operations and comprehensive income related to amortization expense associated with the termination of interest rate swaps.
(2)	See Note 6 for additional information related to derivatives which were purchased and terminated during the periods presented.

Note 8. Management Agreement and Related Party Transactions

We are externally managed and advised by our Manager pursuant to the terms of a management agreement which provides for an initial term through May 20, 2011 with automatic one-year extension options and subject to certain termination rights. We pay our Manager a base management fee payable monthly in arrears in an amount equal to 1/12 of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the three and six months ended June 30, 2009, we recorded an expense for management fees of $0.9 million and $1.8 million, respectively. For the period from May 20, 2008 through June 30, 2008, we recorded an expense for management fees of $0.4 million.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For the three and six months ended June 30, 2009, we recorded expense reimbursements to our Manager of $0.8 million and $1.6 million, respectively. In addition, we are required to reimburse our Manager, or American Capital, for all one-time costs that our Manager, or American Capital, paid on behalf of us that were incurred in connection with our formation, organization and IPO. There were no such costs during the first half of 2009. As of June 30, 2009 and December 31, 2008, $0.6 million and $0.7 million, respectively, was payable to our Manager.

We will be required to pay our Manager a termination fee for non-renewal of the management agreement without cause. The termination fee will be equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of the termination.

Note 9. Dividends

On June 22, 2009, our Board of Directors declared a dividend of $1.50 per share for the second quarter of 2009. The dividend was paid on July 27, 2009 to common stockholders of record as of July 2, 2009.

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

We were organized on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). In connection with the IPO, we sold ten million shares of our common stock at $20.00 per share for net proceeds of $186 million, net of the underwriters’ commission and other offering expenses. Concurrent with our IPO, American Capital, Ltd. (“American Capital”) purchased five million shares of our common stock in a private placement at $20.00 per share for aggregate proceeds of $100 million. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. Our common stock is traded on The NASDAQ Global Market under the symbol “AGNC”.

We are externally managed by American Capital Agency Management, LLC (our “Manager”). Our Manager is a wholly-owned subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. We do not have any employees.

Our principal objective is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities. We fund our investments through short-term borrowings structured as repurchase agreements. Since our IPO, we have paid dividends of $4.86 per share.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2008. As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders.

Recent Developments

Our business is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy and performance is influenced by the specific characteristics of these markets, including prepayment rates, interest rates and the interest rate yield curve. Our results of operations primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in prepayment speeds of the agency securities, the size and composition of our investment portfolio and, in the case of adjustable-rate mortgage securities, our interest income is also dependent on the projected level of interest rates at the time the coupons on these securities reset. We project the interest rates used for determining these coupons using implied forward rates. Different methodologies for determining these coupons could produce materially different results. Our borrowing cost varies based on changes in interest rates and changes in the amount we can borrow which is generally based on the fair value of the portfolio and the advance rate the lenders are willing to lend against the collateral provided.

Since the middle of 2007, banks, investment banks, independent finance companies and insurance companies have announced extensive losses from exposure to the U.S. mortgage market. These losses have reduced financial industry capital leading to reduced liquidity for mortgage assets, more volatile valuations of mortgage assets and in some cases forced selling of mortgage assets. As a result, there was less financing available on attractive terms for mortgage assets in 2007 and 2008.

In response, actions by the U.S. Federal Reserve (“FRB”) and the U.S. Department of Treasury (“U.S. Treasury”) appear to have helped to stabilize the investing and financing environment for agency securities. The liquidity facilities created by the U.S. Federal Reserve during 2007 and 2008 and its lowering of the Federal Funds Rate target to a range of 0.00% to 0.25%, along with the reduction of the 30-day LIBOR to 0.29% as of July 15, 2009, have lowered our financing costs and stabilized the availability of repurchase agreement financing.

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

The FRB announced on November 25, 2008 that it would initiate a program to purchase the direct obligations of housing-related government-sponsored enterprises and agency securities. On December 30, 2008, the FRB announced beginning in January 2009, it would begin purchasing up to $500 billion of fixed-rate agency securities and that it had selected private investment managers to act as its agents in implementing the program. Subsequently, on March 18, 2009, the FRB announced the expansion of its agency securities purchase program to a total of $1.25 trillion by the end of 2009. As part of this expansion, the FRB also decided to purchase $300 billion of longer-term U.S. Treasury securities as well as an additional $100 billion of debt issued by Fannie Mae and Freddie Mac. The purchase program was expanded to provide further monetary stimulus to help address the very weak economic outlook and reduce the risk that inflation could persist for a time below rates that best foster longer-term economic growth and price stability.

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

In addition, on July 1, 2009, under HASP, Fannie Mae and Freddie Mac announced that they were expanding the loan-to-value ratios for homeowners eligible to refinance their existing mortgages from 105% to 125%, in order to give homeowners more options to refinance into mortgages with terms that better position them for long-term homeownership.

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

In March 2009, the U.S. Treasury launched the Term Asset-Backed Securities Loan Facility (“TALF”), which is a lending facility of up to $1 trillion that was created to increase securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, Small Business Administration small business loans and commercial mortgage-backed securities. In July 2009, the U.S. Treasury expanded the categories of TALF-eligible collateral to include certain high-quality commercial mortgage-backed securities issued before January 1, 2009. The Federal Reserve and U.S. Treasury also indicated that they continue to assess whether to expand TALF-eligible collateral to include legacy residential mortgage-backed securities as an eligible asset class.

In July 2009, the U.S. Treasury, Federal Reserve and FDIC announced the details of the Legacy Securities Public-Private Investment Program (“PPIP”). Under PPIP, the U.S. Treasury will invest up to $30 billion of equity and debt in public-private investment funds established with private sector fund managers and private investors for the purpose of purchasing legacy securities. Initially, this program will participate in the market for commercial mortgage-backed securities and non-agency residential mortgage-backed securities. The U.S. Treasury has pre-qualified nine fund managers in the initial round of the program.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Because we have no employees or separate facilities, we rely on our Manager to administer our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Effective July 1, 2009, Gary Kain, our Senior Vice President and Chief Investment Officer, and several other American Capital employees became full-time employees of our Manager. These organizational changes provide our Manager with a dedicated investment team and support personnel. Although our Manager now has a limited number of employees, it has entered into an administrative services agreement with American Capital, pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities, which allow it to fulfill all of its responsibilities under the management agreement. Certain of our Manager’s officers are also members of American Capital’s senior management. American Capital had $11 billion of capital resources under management as of March 31, 2009 and approximately 430 employees as of June 30, 2009.

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

As of June 30, 2009, our $2.6 billion investment portfolio was financed with $2.3 billion of repurchase agreements and $0.3 billion of equity capital, resulting in a leverage ratio of approximately 7.5 times our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, the leverage ratio was approximately 7.7 times our stockholders’ equity as of June 30, 2009. Financing spreads (the difference between yields on our investments and rates on related borrowings) averaged 355 basis points during the three months June 30, 2009.

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

Our Hedging Strategy

As part of our risk management strategy, we may hedge our exposure to interest rate and prepayment risk as our Manager determines is in our best interest given our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when management believes, based on all relevant facts, that bearing the risk enhances our risk/return profile. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, futures or swap agreements or purchase or sell to-be-announced (“TBA”) agency securities to attempt to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders.

Summary of Critical Accounting Policies

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Although we generally intend to hold most of our agency securities long-term, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) (“OCI”), a component of stockholders’ equity.

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

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in FSP FAS 115-2, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security, (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e. there is a credit loss). If it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted. If we do not intend to sell the agency security but there is a credit loss, the impairment loss is separated into the amount representing the credit loss, which is recognized in earnings, and the amount related to other factors is recognized in OCI. In determining whether a credit loss exists, consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the agency security, (iii) the historical and implied volatility in the fair value of the agency security, (iv) the payment structure of the agency security and the likelihood of the issuer being able to make payments that increase in the future, (v) failure of the issuer of the agency security to make scheduled interest or principal payments, (vi) any changes to the rating of the agency security by a rating agency and (vii) recoveries or additional declines in fair value subsequent to the balance sheet date.

Recent Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, (“SFAS No. 165”). SFAS No. 165 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted SFAS No. 165 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB Interpretation No. 46(R), Consolidation of Variable Interest Entities—an interpretation of ARB No. 51 and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162 (“SFAS No. 168”). SFAS No. 168 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. SFAS No. 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 168.

FINANCIAL CONDITION

As of June 30, 2009 and December 31, 2008, our investment portfolio consisted of $2.6 billion and $1.6 billion, respectively, of fixed-rate, adjustable-rate and CMO agency securities. The following tables summarize certain characteristics of our investment portfolio as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield
Fannie Mae	$1,884,117	$1,941,182	103.0%	$1,972,137	5.93%	4.90%
Freddie Mac	618,089	639,853	103.5%	644,815	5.58%	4.42%
Ginnie Mae	14,327	14,720	102.7%	14,941	6.00%	5.18%

Total / Weighted Average	$2,516,533	$2,595,755	103.1%	$2,631,893	5.84%	4.78%

Fixed-Rate	$1,156,292	$1,179,414	102.0%	$1,203,261	5.90%	5.37%
Adjustable-Rate	1,244,516	1,295,752	104.1%	1,307,430	5.97%	4.37%
CMO	115,725	120,589	104.2%	121,202	3.91%	3.53%

	$2,516,533	$2,595,755	103.1%	$2,631,893	5.84%	4.78%

	December 31, 2008
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield
Fannie Mae	$750,547	$761,959	101.5%	$762,597	6.07%	5.18%
Freddie Mac	239,712	243,465	101.6%	242,912	6.10%	5.27%
Ginnie Mae	548,647	564,655	102.9%	567,874	6.17%	4.59%

Total / Weighted Average	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%

Fixed-Rate	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%
Adjustable-Rate	—	—	—	—	—	—
CMO	—	—	—	—	—	—

	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of June 30, 2009, the average final contractual maturity of the agency securities in our investment portfolio was 28 years. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated, based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the current and future yield curves, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

As of December 31, 2008, our investment portfolio consisted entirely of fixed-rate agency securities. As of June 30, 2009, we held fixed-rate agency securities, agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices, and CMO’s. The following table details the characteristics of our ARM and hybrid ARM portfolio by index as of June 30, 2009 (dollars in thousands):

	Six-Month Libor	One-Year Libor	One-Year Treasury
Weighted average term to next reset (months)	39	40	46
Weighted average margin	2.41%	2.46%	2.76%
Weighted average annual period cap	1.88%	2.00%	2.00%
Weighted average lifetime cap	12.00%	10.97%	10.92%
Principal amount	$298,683	$898,998	$46,835
Percentage of investment portfolio at fair value	12%	36%	2%

The following table details the number of months to the next reset for our ARM and hybrid ARM portfolio as of June 30, 2009 (dollars in thousands):

	Fair Value	% Total	Average Reset
Less than one year	$—	0%	—
Greater than one year and less than three years	671,976	51%	30
Greater than three years and less than five years	492,601	38%	42
Greater than or equal to five years	142,853	11%	79

Total / Weighted Average	$1,307,430	100%	40

The following table summarizes our agency securities, at fair value, according to their estimated weighted average life classifications as of June 30, 2009 and December 31, 2008 (dollars in thousands):

	June 30, 2009	December 31, 2008
Less than one year	$—	$—
Greater than one year and less than three years	288,193	1,451,936
Greater than three years and less than five years	1,386,764	117,055
Greater than or equal to five years	956,936	4,392

Total	$2,631,893	$1,573,383

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. As interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of June 30, 2009, our portfolio was purchased at a net premium. The actual CPR was approximately 17% and 19% for the three and six months ended June 30, 2009 and approximately 8% for the period from May 20, 2008 through December 31, 2008. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 21% as of June 30, 2009. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, defaults or modifications to the underlying mortgage loans will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

We commenced operations on May 20, 2008 and therefore do not consider comparisons of the three and six months ended June 30, 2009 to the period from May 20, 2008 to June 30, 2008 to be meaningful. Therefore, the table below presents our condensed statements of operations and key portfolio statistics for the three and six months ended June 30, 2009 and three months ended March 31, 2009, respectively (in thousands, except per share amounts):

	Three months ended June 30, 2009	Three months ended March 31, 2009	Six months ended June 30, 2009
Statement of Operations Data:
Interest income	$31,690	$22,351	$54,041
Interest expense	9,585	8,129	17,714

Net interest income	22,105	14,222	36,327

Gain on sale of agency securities, net	9,530	4,818	14,348
Gain (loss) on derivative instruments, net	1,226	(358)	868

Total other income	10,756	4,460	15,216

Management fees	(939)	(903)	(1,842)
General and administrative expenses	(1,556)	(1,468)	(3,024)

Total expenses	(2,495)	(2,371)	(4,866)

Net income	$30,366	$16,311	$46,677

Net income per common share—basic and diluted	$2.02	$1.09	$3.11
Weighted average number of common shares outstanding—basic and diluted	15,005	15,005	15,005

Key Portfolio Statistics*:
Average agency securities	$2,367,303	$1,738,321	$2,052,812
Average total assets	$2,676,006	$1,968,190	$2,322,317
Average repurchase agreements	$2,139,402	$1,537,798	$1,840,262
Average stockholders’ equity	$305,866	$274,278	$290,159
Fixed-rate agency securities—as of period end	$1,203,261	$1,387,278	$1,203,261
Adjustable-rate agency securities—as of period end	$1,307,430	$870,196	$1,307,430
CMO agency securities—as of period end	$121,202	$—	$121,202
Average asset yield(1)	5.35%	5.13%	5.26%
Average cost of funds(2)	1.30%	2.03%	1.61%
Average cost of funds—terminated swap amortization expense(3)	0.50%	0.08%	0.65%
Average net interest rate spread(4)	3.55%	3.02%	3.00%
Net return on average equity(5)	39.82%	24.12%	32.44%
Leverage (average during the period)(6)	7.0:1	5.6:1	6.3:1
Leverage (as of period end)(7)	7.7:1	7.0:1	7.7:1
Annualized Expenses % of average assets(8)	0.37%	0.49%	0.42%
Annualized Expenses % of average equity(9)	3.27%	3.51%	3.38%
Book value per common share as of period end(10)	$20.76	$19.26	$20.76

*	All percentages are annualized.
(1)	Weighted average asset yield for the period was calculated by dividing our average interest income on agency securities less average amortization of premiums and discounts by our average agency securities.
(2)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements. Total interest expense excludes amortization expense related to the fair value of terminated swaps during the periods presented.

(3)	Represents amortization expense associated with the termination of interest rate swaps of $2.7 million and $3.0 million for the three and six months ended June 30, 2009, respectively, and $0.3 million for the three months ended March 31, 2009.
(4)	Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(5)	Net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity.
(6)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average stockholders’ equity.
(7)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements and net liabilities for unsettled agency securities by our total stockholders’ equity at period end.
(8)	Annualized expenses as a % of average total assets was calculated by dividing our total expenses by our average total assets.
(9)	Annualized expenses as a % of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity.
(10)	Book value per common share was calculated by dividing our total stockholders’ equity by our number of common shares outstanding.

Interest Income and Asset Yield

Interest income was $31.7 million and $22.4 million for the three months ended June 30, 2009 and March 31, 2009, respectively. The increase in interest income of $9.3 million was driven by an increase in the average asset yield of 22 basis points from 5.13% for the three months ended March 31, 2009 to 5.35% for the three months ended June 30, 2009 and an increase in average agency securities from $1,738.3 million for the three months ended March 31, 2009 to $2,367.3 million for the three months ended June 30, 2009. The 22 basis point increase in average asset yield from the three months ended March 31, 2009 to the three months ended June 30, 2009 was the result of a $2.2 million “catch-up” adjustment related to the decrease in the assumed CPR over the remaining projected life of our aggregate investment portfolio from 31% as of March 31, 2009 to 21% as of June 30, 2009, the change in the portfolio composition from March 31, 2009, as well as an increase in forward interest rates and a steepening of the yield curve, which impacts the yield on our adjustable-rate agency securities. Our interest income for the three months ended June 30, 2009 and March 31, 2009 was reduced by $3.1 million and $3.4 million, respectively, of net amortization of premiums and discounts on our investment portfolio, or 52 basis points and 79 basis points, respectively. As of June 30, 2009 and March 31, 2009, the unamortized net premium was $79.2 million and $57.8 million, respectively. The weighted average asset yield on our investment portfolio as of June 30, 2009 and March 31, 2009 was 4.78% and 4.52%, respectively.

Leverage

Our leverage as of June 30, 2009 and March 31, 2009 was 7.5 times and 6.4 times our stockholders’ equity, respectively. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.7 times our stockholders’ equity as of June 30, 2009. Our actual leverage will vary from time to time based on various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. Certain of our master repurchase agreements also contain a restriction that prohibits our leverage from exceeding 10 times the amount of our stockholders’ equity.

Interest Expense and Cost of Funds

Interest expense was $9.6 million and $8.1 million for the three months ended June 30, 2009 and March 31, 2009, respectively. The increase in interest expense of $1.5 million was driven by an increase in the average repurchase agreements outstanding from $1,537.8 million for the three months ended March 31, 2009 to $2,139.4 million for the three months ended June 30, 2009 offset by a 31 basis point decrease in the average cost of funds, including interest rate swaps, from 2.11% for the three months ended March 31, 2009 to 1.80% for the three months ended June 30, 2009. As of June 30, 2009 and March 31, 2009, our average cost of funds was 1.82% and 2.05%, respectively.

During the three months ended June 30, 2009, we terminated five interest rate swaps and incurred fees of $10.0 million, which will be amortized over the original life of the swaps through the second quarter of 2010. During the three months ended March 31, 2009, we terminated two interest rate swaps and incurred fees of $6.5 million, excluding accrued interest, which will be amortized over the original life of the swaps through the second quarter of 2010. Amortization expense for the terminated swaps was $2.7 million, or .50% of interest bearing liabilities, and $3.0 million, or 0.65% of interest bearing liabilities, for the three and six months ended June 30, 2009, respectively. This expense is included in interest income on our consolidated statements of operations and comprehensive income. As of June 30, 2009, the unamortized amount of fees associated with terminated swaps to be amortized through the second quarter of 2010 was $13.5 million.

As of June 30, 2009, we had outstanding interest rate swap agreements for a total notional amount of $950 million, or 40% of the outstanding balance under our repurchase agreements. As of March 31, 2009, we had outstanding interest rate swap agreements for a total notional amount of $750 million, or 38% of the outstanding balance under our repurchase agreements. Our interest rate swaps increased the cost of our borrowings by $3.7 million, or 70 basis points, excluding the amortization expense associated with the termination of interest rate swaps, for the three months ended June 30, 2009. Our interest rate swaps increased the cost of our borrowings by $3.7 million, or 97 basis points, excluding the amortization expense associated with the termination of interest rate swaps, for the three months ended March 31, 2009.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $22.1 million and $14.2 million for the three months ended June 30, 2009 and March 31, 2009, respectively. The average net interest rate spread, which equals the average yield on our assets for the period less the average cost of funds for the period, was 3.55% and 3.02% for the three months ended June 30, 2009 and March 31, 2009, respectively. Excluding the swap amortization expense, the net interest rate spread for the three months ended June 30, 2009 and March 31, 2009, was 4.05% and 3.10%, respectively. As of June 30, 2009 and March 31, 2009, the net interest rate spread was 2.96% and 2.47%, respectively. Excluding the swap amortization expense, the net interest rate spread as of June 30, 2009 and March 31, 2009, was 3.59% and 2.73%, respectively.

Gain on Sale of Agency Securities, Net

During the three months ended June 30, 2009, we sold agency securities with a cost basis of $1,451.3 million for proceeds of $1,460.8 million realizing a gross gain of $10.0 million and a gross loss of $0.5 million, for a net gain of $9.5 million. The agency securities sold during second quarter of 2009 were a result of actively managing our portfolio in an effort to maintain an optimal balance between stockholder returns and the protection of book value during volatile and changing market conditions. During the three months ended March 31, 2009, we sold agency securities with a cost basis of $1,051.6 million for proceeds of $1,056.4 million realizing a gross gain of $5.1 million and a gross loss of $0.3 million, for a net gain of $4.8 million. The gain in the first quarter of 2009 relates to the repositioning of our investment portfolio by diversifying our portfolio into different types of agency securities.

Gain (Loss) on Derivative Instruments, Net

During the three months ended June 30, 2009, we recorded net gains of $1.2 million on our derivative instruments primarily comprised of a realized gain of $1.6 million partially offset by an unrealized loss of $0.5 million related to our TBA securities. During the three months ended March 31, 2009, we realized a net loss of $0.4 million on our derivative instruments comprised of a loss of $1.0 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur partially offset by a gain of $0.6 million as a result of hedge ineffectiveness on our outstanding interest rate swaps.

Management Fees and General and Administrative Expenses

We incurred management fees of $0.9 million during the three months ended June 30, 2009 and March 31, 2009. We pay our Manager a monthly management fee equal to 1.25% per annum of our stockholders’ equity.

General and administrative expenses were $1.6 million and $1.5 million for the three months ended June 30, 2009 and March 31, 2009, respectively. Our general and administrative expenses primarily consisted of the allocation of overhead expenses from the Manager, information technology costs, accounting fees, legal fees, Board of Director fees and insurance expenses. Our general and administrative expenses were 0.37% and 3.27% of our average assets and average stockholders’ equity, respectively, for the three months ended June 30, 2009. Our general and administrative expenses were 0.49% and 3.51% of our average assets and average stockholders’ equity, respectively, for the three months ended March 31, 2009.

Net Income and Net Return on Equity

Net income was $30.4 million or $2.02 per basic and diluted share for the three months ended June 30, 2009. Net income was $16.3 million or $1.09 per basic and diluted share for the three months ended March 31, 2009. The annualized net return on average equity was 39.82% and 24.12%, respectively, for the three months ended June 30, 2009 and March 31, 2009. The $14.1 million increase in net income and the 15.7% increase in net return on equity from the three months ended March 31, 2009 to the three months ended June 30, 2009 was primarily the result of a larger investment portfolio, which was due to an increase in leverage from 5.6 times stockholders’ equity for the three months ended March 31, 2009 to 7.0 times stockholders’ equity for the three months ended June 30, 2009, an increase in our net interest rate spread of 0.53% for the same periods and a $4.7 million increase in gain on sale of agency securities, net for the same periods as a result of actively managing our investment portfolio.

Dividends

For the three and six months ended June 30, 2009, we declared dividends of $1.50 and $2.35 per share, respectively. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status a REIT and all of our taxable income to avoid income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of June 30, 2009, we have distributed all of our taxable income for the 2008 tax year and we have $11.9 million of undistributed taxable income related to our 2009 tax year, net of the June 30, 2009 dividend payable of $22.5 million. Income as determined under GAAP differs from income as determined under tax because of both temporary and permanent differences in income and expense recognition. Examples include differences in the CPR used to amortize premiums or accrete discounts as well as treatment of start-up organizational costs, hedge ineffectiveness and stock-based compensation.

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

On June 1, 2009, the Company filed an automatic shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to $750,000,000 of common stock or preferred stock that may be sold by the Company from time to time pursuant to Rule 415 of the 1933 Act. This registration statement became effective on July 13, 2009.

To the extent we raise additional equity capital through equity offerings, we currently anticipate using cash proceeds from such transactions to purchase additional agency securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.7 times the amount of our stockholders’ equity as of June 30, 2009. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 18 financial institutions, subject to certain conditions, and have borrowings outstanding with 15 of these financial institutions as of June 30, 2009. Borrowings under repurchase arrangements secured by agency securities totaled $2.3 billion as of June 30, 2009. As of June 30, 2009, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of June 30, 2009 and December 31, 2008.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of June 30, 2009, we have met all margin requirements. We had unrestricted cash of $69.2 million and unpledged securities of $97 million available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2009.

Although we believe that we will have adequate sources of liquidity available to us through repurchase agreement financing to execute our business strategy, there can be no assurances that repurchase agreement financing will be available to us upon the maturity of our current repurchase agreements to allow us to renew or replace our repurchase agreement financing on favorable terms or at all. If our repurchase agreement lenders default on their obligations to resell the underlying agency securities back to us at the end of the term, we could incur a loss equal to the difference between the value of the agency securities and the cash we originally received.

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of June 30, 2009, our interest rate swap agreements had notional amounts totaling $950.0 million and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2009 and December 31, 2008 and the related activity for the three and six months ended June 30, 2009. We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of June 30, 2009, we had not transacted any hedging transactions through American Capital Agency TRS, LLC.

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

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2009 and various estimates regarding prepayment and future coupon resets on our ARM securities are made at each level of rate shock.

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

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Interest Rate Swaps
+100 Basis Points	-1.9%	-1.3%
+50 Basis Points	-0.3%	-0.5%
-50 Basis Points	-0.9%	0.3%
-100 Basis Points	-13.9%	0.2%

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

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to SFAS No. 115. As of June 30, 2009, the fair value of these securities was $2,631.9 million. When the spread between the yield on our agency securities and U.S. Treasuries or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of June 30, 2009, we had unrestricted cash and cash equivalents of $69.2 million and unpledged agency securities of $97 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to roll over our repurchase agreements.

Extension Risk

The projected weighted-average life of our investments is based on our assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when we acquire an agency security collateralized by FRMs or hybrid ARMs, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related agency security.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the agency securities collateralized by FRMs or hybrid ARMs would remain fixed. This situation may also cause the market value of our agency security collateralized by FRMs or hybrid ARMs to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2009, we have no legal proceedings.

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

Risks Related to Conflicts of Interest in Our Relationship with Our Manager and American Capital

We have no employees and our Manager is responsible for making all of our investment decisions. Certain of our Manager’s officers are employees of American Capital and are not required to devote any specific amount of time to our business and each of them may provide their services to American Capital, its affiliates and sponsored investment vehicles or other entities not affiliated with American Capital, which could result in conflicts of interest.

Because we have no employees, our Manager is responsible for making all of our investments. Certain of our and our Manager’s officers, are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. American Capital’s investment committee consists of Messrs. Malon Wilkus, John R. Erickson, Samuel A. Flax, Robert K. Grunewald and Thomas A. McHale, each of whom are officers of American Capital and have significant responsibilities to American Capital and certain of its various portfolio companies, affiliated entities or managed funds. Because certain of our and our Manager’s officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.

American Capital has agreed that so long as the Manager or an affiliate of American Capital continues to manage our company, it will not sponsor an investment vehicle that invests predominantly in whole pool agency securities other than us. This restriction does not prevent American Capital or an affiliate of American Capital from investing in or sponsoring an investment vehicle that targets investments in agency securities as long as that entity also targets investments in other types of investments, and as a result, American Capital or an affiliate of American Capital may compete with us. Our Board of Directors has adopted investment guidelines that require that any investment transaction between us and American Capital or any affiliate of American Capital receives the prior approval of a majority of our independent directors. However, this policy does not eliminate the conflicts of interest that our and our Manager’s officers will face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in agency securities. Accordingly, we may compete for access to the benefits that we expect our relationship with our Manager and American Capital to provide.

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

Because we have no employees or separate facilities, we are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Although our Manager has a limited number of employees, it has entered into an administrative services agreement with American Capital in order to provide it with all the personnel, services and resources necessary to carry out its responsibilities under the management agreement. Neither the administrative services agreement nor the management agreement requires our Manager or American Capital to dedicate specific personnel to our operations nor requires any specific personnel of American Capital to dedicate a specific amount of time to our business. Additionally, because we rely on American Capital, we may be negatively impacted by an event or factors that negatively impacts American Capital’s business or financial condition.

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

If we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, including American Capital, or any person who has been employed by our Manager or any of its affiliates at any time within the two year period immediately preceding the date on which the person commences employment with us for two years after such termination of the management agreement. We do not have retention agreements with any of our officers. We believe that the successful implementation of our investment and financing strategies depends to a significant extent upon the experience of certain of American Capital’s executive officers. None of these individuals’ continued service is guaranteed. If the management agreement is terminated or these individuals leave American Capital, we may be unable to execute our business plan.

We have no recourse to American Capital if it does not fulfill its obligations under the administrative services agreement.

We do not have any employees or separate facilities. Although our Manager has a limited number of employees, it has entered into an administrative services agreement with American Capital pursuant to which our Manager is provided with all the personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital may assign its rights and obligations thereunder to any of its affiliates, including American Capital, LLC, the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital if it does not fulfill its obligations under the administrative services agreement or it elects to assign the agreement to one of its affiliates.

Risks Related to Our Management Agreement Structure

The fee structure of our management agreement may limit our Manager’s ability to retain access to key personnel of American Capital.

Because we do not have any employees, we rely on our Manager to administer our business activities and day-to-day operations. Although our Manager has a limited number of employees, it has entered into an administrative services agreement with American Capital pursuant to which our Manager is provided personnel, services and resources necessary for our Manager to perform all its obligations and responsibilities under the management agreement. Thus, we are dependent upon certain personnel of American Capital.

Under the terms of our management agreement, our Manager is paid a monthly management fee equal to 1.25% per annum of our Equity. Our Manager uses the proceeds from the management fee in part to pay American Capital for services provided to us by its employees, including members of its senior management, pursuant to the terms of the administrative services agreement. Our management agreement does not provide our Manager with an incentive management fee that would pay our Manager additional compensation as a result of meeting performance targets. However, many of our externally managed competitors pay their managers an incentive management fee, which could enable the manager to provide additional compensation to its key personnel. Additionally, many of our internally managed competitors provide their employees with stock compensation to award strong performance. Thus, the lack of an incentive fee in our management agreement may limit the ability of our Manager, and ultimately American Capital to provide key personnel of American Capital, with additional compensation for strong performance, which could adversely affect American Capital’s ability to retain these key personnel. If American Capital were not able to retain any of the key personnel that are currently providing services to our Manager and us, it would have to find replacement personnel to provide those services. However, those replacement key personnel may not be able to produce the same operating results as the current key personnel.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

On May 1, 2009, we held our annual meeting of stockholders. Two matters were submitted to the stockholders for consideration:

1. To elect the Board of Directors, each to serve a one-year term; and

2. To ratify the appointment of Ernst & Young LLP to serve as our independent public accountants for the year ending December 31, 2009.

The results of the shares voted with regard to each of these matters are as follows:

1. Election of Directors

Director	For	Withheld
Malon Wilkus	14,141,684	204,842
Alvin N. Puryear	14,127,625	218,901
Morris A. Davis	14,080,993	265,533
Randy E. Dobbs	14,047,857	298,669
Larry K. Harvey	14,142,684	203,842

2. Ratification of appointment of Ernst & Young LLP as independent public accountants for the year ending December 31, 2009:

For	Against	Abstain
14,177,838	159,266	9,422

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

*3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: July 31, 2009	By:	/s/ MALON WILKUS
Malon Wilkus Chairman of the Board of Directors, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.