Form 10-Q
period 2009-09-30
American Capital Agency Corp
filed 2009-10-22
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2009

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

Large accelerated filer ☐	Accelerated filer ☐
Non-accelerated filer ☒ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 16, 2009, was 19,321,600.

AMERICAN CAPITAL AGENCY CORP.

ITEM 1.	Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2009	December 31, 2008
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged assets of $3,189,782 and $1,522,001, respectively)	$3,438,127	$1,573,383
Cash and cash equivalents	103,626	56,012
Restricted cash	9,656	18,692
Interest receivable	20,330	7,851
Receivable for agency securities sold	84,857	—
Principal payments receivable	22,705	—
Other assets	805	387

Total assets	$3,680,106	$1,656,325

Liabilities:
Repurchase agreements	$2,949,010	$1,346,265
Payable for agency securities purchased	254,305	—
Accrued interest payable	1,433	3,664
Derivative liabilities, at fair value	17,493	29,277
Dividend payable	27,050	18,006
Due to Manager	619	714
Accounts payable and other accrued liabilities	669	248

Total liabilities	3,250,579	1,398,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 19,322 and 15,005 shares issued and outstanding, respectively	193	150
Additional paid-in capital	380,944	285,917
Retained earnings (accumulated deficit)	13,293	(2,310)
Accumulated other comprehensive income (loss)	35,097	(25,606)

Total stockholders’ equity	429,527	258,151

Total liabilities and stockholders’ equity	$3,680,106	$1,656,325

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30, 2009	May 20, 2008 (date operations commenced) through September 30, 2008
	2009	2008
Interest income:
Interest income	$32,793	$28,071	$86,834	$37,995
Interest expense	11,551	11,009	29,265	14,606

Net interest income	21,242	17,062	57,569	23,389

Other income, net:
Gain (loss) on sale of agency securities, net	16,070	(162)	30,418	69
(Loss) gain on derivative instruments, net	(3,435)	4,340	(2,567)	4,557

Total other income, net	12,635	4,178	27,851	4,626

Expenses:
Management fees	1,166	915	3,008	1,317
General and administrative expenses	1,474	1,424	4,498	2,298

Total expenses	2,640	2,339	7,506	3,615

Net income	$31,237	$18,901	$77,914	$24,400

Net income per common share—basic and diluted	$1.82	$1.26	$4.95	$1.63

Weighted average number of common shares outstanding—basic and diluted	17,191	15,005	15,741	15,005

Dividends declared per common share	$1.40	$1.00	$3.75	$1.31

Comprehensive income:
Net income	$31,237	$18,901	$77,914	$24,400

Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	32,593	1,995	75,237	(22,591)
Reclassification adjustment for net (gain) loss included in net income	(6,791)	4,556	(16,604)	4,556
Unrealized (loss) gain on derivative instruments, net	(6,960)	(4,474)	2,070	(4,907)

Other comprehensive income (loss)	18,842	2,077	60,703	(22,942)

Comprehensive income	$50,079	$20,978	$138,617	$1,458

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	15,005	$150	$285,917	$(2,310)	$(25,606)	$258,151
Net income	—	—	—	—	—	16,311	—	16,311
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	32,691	32,691
Reclassification adjustment for net gain included in net income	—	—	—	—	—	—	(3,407)	(3,407)
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(2,038)	(2,038)
Stock-based compensation	—	—	—	—	7	—	—	7
Common dividends declared	—	—	—	—	—	(12,754)	—	(12,754)

Balance, March 31, 2009 (Unaudited)	—	$—	15,005	$150	$285,924	$1,247	$1,640	$288,961
Net income	—	—	—	—	—	30,366	—	30,366
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	9,953	9,953
Reclassification adjustment for net gain included in net income	—	—	—	—	—	—	(6,406)	(6,406)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	11,068	11,068
Stock-based compensation	—	—	—	—	8	—	—	8
Common dividends declared	—	—	—	—	—	(22,507)	—	(22,507)

Balance, June 30, 2009 (Unaudited)	—	$—	15,005	$150	$285,932	$9,106	$16,255	$311,443
Net income	—	—	—	—	—	31,237	—	31,237
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	32,593	32,593
Reclassification adjustment for net gain included in net income	—	—	—	—	—	—	(6,791)	(6,791)
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(6,960)	(6,960)
Issuance of common stock	—	—	4,313	43	94,998	—	—	95,041
Issuance of restricted common stock	—	—	4	—	—	—	—	—
Stock-based compensation	—	—	—	—	14	—	—	14
Common dividends declared	—	—	—	—	—	(27,050)	—	(27,050)

Balance, September 30, 2009 (Unaudited)	—	$—	19,322	$193	$380,944	$13,293	$35,097	$429,527

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	Nine Months Ended September 30, 2009	For the period from May 20, 2008 (date operations commenced) through September 30, 2008
Operating activities:
Net income	$77,914	$24,400
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	15,898	3,143
Amortization of swap termination fee	6,671	—
Ineffectiveness of derivative instruments	(496)	207
Stock-based compensation	29	10
Gain on sale of agency securities, net	(30,418)	(69)
Loss (gain) on derivative instruments, net	2,290	(4,764)
Increase in interest receivable, net of purchased interest	(10,142)	(7,947)
Increase in other assets	(418)	(613)
(Decrease) increase in accrued interest payable	(2,231)	1,875
(Decrease) increase in due to Manager	(95)	482
Increase in accounts payable and other accrued liabilities	421	758

Net cash provided by operating activities	59,423	17,482

Investing activities:
Purchases of agency securities	(6,124,679)	(2,654,243)
Proceeds from sale of agency securities	4,097,357	906,133
Net (payments on) proceeds from derivative instruments	(1,592)	1,829
Principal collections on agency securities	380,136	48,982

Net cash used in investing activities	(1,648,778)	(1,697,299)

Financing activities:
Cash dividends paid	(53,267)	(4,651)
Decrease (increase) in restricted cash	9,036	(18,914)
Payments made on interest rate swap terminations	(16,586)	—
Proceeds from repurchase arrangements	20,922,236	7,310,900
Repayments on repurchase arrangements	(19,319,491)	(5,876,537)
Net proceeds from common stock offerings	95,041	286,050

Net cash provided by financing activities	1,636,969	1,696,848

Net change in cash and cash equivalents	47,614	17,031
Cash and cash equivalents at beginning of period	56,012	—

Cash and cash equivalents at end of period	$103,626	$17,031

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

We earn income primarily from investing in single-family residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”). We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Note 3. Summary of Significant Accounting Policies

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities codified primarily in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

amortized cost. Although we generally intend to hold most of our agency securities long-term, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) (“OCI”), a component of stockholders’ equity.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2”), which is codified in FASB ASC 320-10-35 (“ASC 320-10-35”). FSP FAS 115-2 changed the other-than-temporary impairment (“OTTI”) model for debt securities such that an OTTI is triggered if (i) an entity has the intent to sell the security, (ii) it is more likely than not that it will be required to sell the security before recovery, or (iii) it does not expect to recover the entire amortized cost basis of the security. In addition, if there was an OTTI charge, FSP FAS 115-2 generally required that any credit loss component of the OTTI charge be recognized in earnings and the remainder of the OTTI charge remains in OCI. ASC 320-10-35 as it relates to FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 320-10-35 as they relate to FSP FAS 115-2 as of March 31, 2009. The adoption did not have a material impact on our consolidated financial statements.

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320-10-35, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security, (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e. there is a credit loss). If it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted. If we do not intend to sell the agency security but there is a credit loss, the impairment loss is separated into the amount representing the credit loss, which is recognized in earnings, and the amount related to other factors which is recognized in OCI. In determining whether a credit loss exists, consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the agency security, (iii) the historical and implied volatility in the fair value of the agency security, (iv) the payment structure of the agency security and the likelihood of the issuer being able to make payments that increase in the future, (v) failure of the issuer of the agency security to make scheduled interest or principal payments, (vi) any changes to the rating of the agency security by a rating agency and (vii) recoveries or additional declines in fair value subsequent to the balance sheet date.

We did not recognize any OTTI charges on any of our agency securities for the three and nine months ended September 30, 2009 and for the period from May 20, 2008 through September 30, 2008.

Recent Accounting Pronouncements

In May 2009, the FASB issued SFAS No. 165, Subsequent Events which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation (“ASC 810”) and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”) which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Agency Securities

The following tables summarize our available-for-sale agency securities as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	As of September 30, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$2,173,562	$1,076,434	$13,350	$3,263,346
Unamortized discount	(40)	—	—	(40)
Unamortized premium	67,582	44,917	382	112,881

Amortized cost	2,241,104	1,121,351	13,732	3,376,187
Gross unrealized gains	49,103	12,460	377	61,940
Gross unrealized losses	—	—	—	—

Fair value	$2,290,207	$1,133,811	$14,109	$3,438,127

Weighted average coupon	5.52%	5.45%	6.00%	5.50%
Weighted average yield as of September 30, 2009(1)	4.25%	3.86%	5.24%	4.13%
Weighted average yield for the nine months ended September 30, 2009(1)	4.99%	4.61%	4.84%	4.89%

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,238,277	$34,130	$—	$1,272,407
Adjustable-Rate	1,880,943	23,241	—	1,904,184
CMO	256,967	4,569	—	261,536

	$3,376,187	$61,940	$—	$3,438,127

(1)	Incorporates future prepayment assumptions.

	As of December 31, 2008
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$750,547	$239,712	$548,647	$1,538,906
Unamortized discount	(45)	—	—	(45)
Unamortized premium	11,457	3,753	16,008	31,218

Amortized cost	761,959	243,465	564,655	1,570,079
Gross unrealized gains	2,949	403	3,219	6,571
Gross unrealized losses	(2,311)	(956)	—	(3,267)

Fair value	$762,597	$242,912	$567,874	$1,573,383

Weighted average coupon	6.07%	6.10%	6.17%	6.11%
Weighted average yield as of December 31, 2008(1)	5.18%	5.27%	4.59%	4.98%
Weighted average yield for period from May 20, 2008 to December 31, 2008(1)	5.25%	5.24%	4.69%	5.04%

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,570,079	$6,571	$(3,267)	$1,573,383
Adjustable-Rate	—	—	—	—
CMO	—	—	—	—

	$1,570,079	$6,571	$(3,267)	$1,573,383

(1)	Incorporates future prepayment assumptions.

As of September 30, 2009, we had a net liability of $169.4 million for unsettled agency security transactions comprised of a $84.9 million receivable for agency securities sold and a $254.3 million payable for agency securities purchased.

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities of the agency securities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of September 30, 2009 and December 31, 2008, according to their estimated weighted average life classifications (dollars in thousands):

	As of September 30, 2009			As of December 31, 2008
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$—	$—	—	$—	$—	—
Greater than one year and less than three years	151,936	149,391	5.12%	1,451,936	1,448,985	6.11%
Greater than three years and less than five years	1,635,541	1,612,512	5.46%	117,055	116,743	6.10%
Greater than or equal to five years	1,650,650	1,614,284	5.58%	4,392	4,351	6.15%

Total	$3,438,127	$3,376,187	5.50%	$1,573,383	$1,570,079	6.11%

The weighted average lives of the agency securities as of September 30, 2009 and December 31, 2008 in the table above incorporates anticipated future prepayment assumptions. As of September 30, 2009, our expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 17%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services, market data and internal estimates. These third-party services estimate prepayment speeds using models that incorporate the current and forward yield curves, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use our judgment in making adjustments to our models for different securities. Various market participants could use materially different assumptions.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the gross unrealized loss and fair values of our agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2009 and December 31, 2008 (dollars in thousands):

Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2009	$—	$—	$—	$—	$—	$—
December 31, 2008	$680,048	$(3,267)	$—	$—	$680,048	$(3,267)

We did not have any agency securities that were in an unrealized loss position as of September 30, 2009.

During the three months ended September 30, 2009, we sold agency securities with a cost basis of $1,679.5 million for proceeds of $1,610.7 million and a receivable for sold agency securities of $84.9 million realizing a gross gain of $16.9 million and a gross loss of $0.8 million, for a net gain of $16.1 million. During the nine months ended September 30, 2009, we sold agency securities with a cost basis of $4,151.9 million for proceeds of $4,097.4 million and a receivable for sold agency securities of $84.9 million realizing a gross gain of $33.2 million and a gross loss of $2.8 million, for a net gain of $30.4 million.

The following tables summarize our agency securities pledged as collateral under repurchase agreements, derivative agreements and prime broker agreements by type as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	As of September 30, 2009
Agency Securities Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$2,092,632	$1,032,387	$14,109	$3,139,128
Amortized cost	2,046,138	1,021,554	13,732	3,081,424
Accrued interest on pledged agency securities	8,765	4,432	67	13,264

Under Derivative Agreements
Fair value	17,696	4,494	—	22,190
Amortized cost	17,171	4,332	—	21,503
Accrued interest on pledged agency securities	82	21	—	103

Under Prime Broker Agreements
Fair value	9,730	18,734	—	28,464
Amortized cost	9,380	18,148	—	27,528
Accrued interest on pledged agency securities	38	88	—	126

Total Fair Value of Agency Securities Pledged and Accrued Interest	$2,128,943	$1,060,156	$14,176	$3,203,275

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of December 31, 2008
Agency Securities Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$684,893	$194,920	$567,874	$1,447,687
Amortized cost	684,099	195,515	564,655	1,444,269
Accrued interest on pledged agency securities	3,403	982	2,823	7,208

Under Derivative Agreements
Fair value	19,709	10,989	—	30,698
Amortized cost	19,724	11,052	—	30,776
Accrued interest on pledged agency securities	100	54	—	154

Under Prime Broker Agreements
Fair value	34,185	9,431	—	43,616
Amortized cost	34,381	9,485	—	43,866
Accrued interest on pledged agency securities	175	47	—	222

Total Fair Value of Agency Securities Pledged and Accrued Interest	$742,465	$216,423	$570,697	$1,529,585

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	As of September 30, 2009			As of December 31, 2008
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$2,683,045	$2,631,906	$11,198	$1,117,093	$1,113,174	$5,556
31 - 59 days	231,193	227,918	1,054	330,594	331,095	1,652
60 - 89 days	224,890	221,600	1,012	—	—	—
90 days or greater	—	—	—	—	—	—

Total	$3,139,128	$3,081,424	$13,264	$1,447,687	$1,444,269	$7,208

Note 5. Repurchase Agreements

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2009 and December 31, 2008, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	As of September 30, 2009			As of December 31, 2008
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$1,346,996	0.35%	18	$97,081	3.00%	15
31 - 59 days	925,198	0.34%	15	482,458	2.32%	17
60 - 89 days	225,455	0.33%	23	741,721	2.20%	28
90 days or greater	451,361	0.38%	66	25,005	2.10%	41

Total / Weighted Average	$2,949,010	0.35%	25	$1,346,265	2.30%	23

As of September 30, 2009, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Note 6. Derivative Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate caps, collars, floors, forward contracts, put and call options on securities or securities underlying futures contracts, futures or swaps, or purchase or sell to-be-announced (“TBA”) agency securities to attempt to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. As of September 30, 2009 and December 31, 2008, our derivative instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we pay a fixed-rate and receive a floating rate based on one month LIBOR with terms ranging from 2 years to 5 years. Our interest rate swaps are generally designated as hedges under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended which is codified in FASB ASC 815, Derivatives and Hedging (“ASC 815”). Derivatives not designated as hedges are used to manage the exposure to interest rate movements and other identified risks, but do not meet the hedge accounting requirements of ASC 815.

As of September 30, 2009, we had contracts to purchase and sell TBA agency securities with total notional amounts of $170.0 million and $75.0 million, respectively, and gross fair values of $0.7 million and $0.2 million, respectively, resulting in a net liability of $0.5 million. We use purchases and sales of TBA securities to help manage a portion of our interest rate risk. These transactions supplement our use of interest rate swaps and we do not currently expect our use of TBA agency securities to be the primary protection against interest rate risk for our portfolio. These contracts to purchase and sell TBA securities were accounted for as derivatives but not designated as hedges under ASC 815. Therefore, any changes in the fair values of the contracts to purchase and sell TBA agency securities prior to their settlement date are included in earnings. As of December 31, 2008, we did not have any derivatives outstanding that were not designated as hedges. During the three and nine months ended September 30, 2009, we recorded a net loss of $3.2 million and $2.1 million, respectively in (loss) gain on derivative instruments, net in our consolidated statements of operations and comprehensive income for derivatives not designated as hedging instruments under ASC 815.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our interest rate swaps, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. We had agency securities with a fair value of $22.2 million and cash of $5.9 million pledged as collateral against our interest rate swaps as of September 30, 2009. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our derivatives, and may have difficulty obtaining our assets pledged as collateral for our derivatives. We do not anticipate any defaults by our derivative instrument contract counterparties.

The tables below summarize information about our outstanding interest rate swaps as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	As of September 30, 2009
Remaining Swap Term	Notional Amount	Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	1,100,000	1.81%	0.25%	(11,464)	2.3
Greater than 3 year and less than 5 years	300,000	2.82%	0.25%	(5,506)	4.5
Greater than 5 Years	—	—	—	—	—

Total	$1,400,000	2.02%	0.25%	$(16,970)	2.8

	As of December 31, 2008
Remaining Swap Term	Notional Amount	Average Fixed Pay Rate	Weighted Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	550,000	3.42%	1.00%	(18,900)	1.4
Greater than 3 year and less than 5 years	100,000	4.46%	1.32%	(10,377)	4.0
Greater than 5 Years	—	—	—	—	—

Total	$650,000	3.58%	1.05%	$(29,277)	1.8

During the three and nine months ended September 30, 2009, we recorded losses of $0.0 million and $1.0 million, respectively, as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur and a loss of $0.2 million and a gain of $0.5 million, respectively, in (loss) gain on derivative instruments, net in our consolidated statements of operations and comprehensive income for hedge ineffectiveness on our outstanding interest rate swaps.

During the three months ended September 30, 2009, we entered into six interest rate swaps with a combined notional amount of $450.0 million. We did not terminate any interest rate swaps during the three months ended September 30, 2009. During the nine months ended September 30, 2009, we entered into 17 interest rate swaps with a combined notional amount of $1,300.0 million and we terminated seven interest rate swaps with a combined notional amount of $550.0 million and a fair value of $16.5 million, resulting in a net settlement payment of $16.6 million. The net settlements are amortized into income over the remaining life of the

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

terminated interest rate swaps and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for the terminated swaps was $3.7 million and $6.7 million for the three and nine months ended September 30, 2009, respectively. As of September 30, 2009, the unamortized amount of fees associated with terminated swaps to be amortized through the second quarter of 2010 was $9.9 million.

The table below summarizes the effect of derivative instruments on our consolidated statements of operations and comprehensive income for the three months ended September 30, 2009 (dollars in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$(7,178)	Interest expense	$(8,720)	(Loss) gain on derivative instruments, net	$(220)

The table below summarizes the effect of derivative instruments on our consolidated statements of operations and comprehensive income for the nine months ended September 30, 2009 (dollars in thousands):

Derivatives in ASC 815 Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)(1)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$2,566	Interest expense	$(19,175)	(Loss) gain on derivative instruments, net	$496

(1)	This amount excludes $1.0 million recorded as a loss in (loss) gain on derivative instruments, net in our consolidated statements of operations and comprehensive income as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

Credit Risk-Related Contingent Features

Each of our ISDA Master Agreements contain a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts range from $5 million to $25 million. As of September 30, 2009 and December 31, 2008, the fair value of derivatives in a liability position related to these agreements was $17.0 million and $29.3 million, respectively. Following an event of default, a termination event may occur and we would be required to settle our obligations under the agreements at their termination values of $17.7 million and $29.9 million as of September 30, 2009 and December 31, 2008, respectively, which includes accrued interest.

Each of our ISDA Master Agreements also contain provisions under which we are required to fully collateralize our obligations under the derivative instrument if at any point the fair value of the derivative represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our derivative transactions. As of September 30, 2009 and December 31, 2008, we have posted agency securities and cash collateral totaling $28.1 million and $30.7 million, respectively, related to these agreements. If we breach any of these provisions we will be required to settle our obligations under the agreements at their termination value of $17.7 million and $29.9 million as of September 30, 2009 and December 31, 2008, respectively, which includes accrued interest.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

One of our ISDA Master Agreements contains an additional termination event that is triggered if our net worth at the end of any calendar quarter declines by 30% or more from the end of any previous calendar quarter or if our net worth declines by 40% or more at any time during any consecutive twelve-month period. As of September 30, 2009 and December 31, 2008, the fair value of derivatives in a liability position related to this agreement was $1.9 million and $5.3 million, respectively. As of September 30, 2009 and December 31, 2008, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if we fail to maintain minimum stockholders’ equity of the greater of (a) $200 million or (b) 50% of the highest stockholders’ equity from the date of the agreement. As of September 30, 2009 and December 31, 2008, the fair value of derivatives in a liability position related to this agreement was $8.5 million and $12.3 million, respectively. As of September 30, 2009 and December 31, 2008, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our total stockholders’ equity declines by 50% or more from our total stockholders’ equity at our IPO date. As of September 30, 2009, the fair value of derivatives in a liability position related to this agreement was $2.4 million. As of December 31, 2008, there were no outstanding derivative instruments related to this agreement. As of September 30, 2009 and December 31, 2008, we were not in violation of this provision.

Note 7. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, codified in ASC 820 defines fair value, establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of hierarchy established by ASC 820 are defined as follows:

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

In April 2009, the FASB issued FASB Staff Position No. FAS 157-4, Determining Fair Value When the Volume and Level of Activity for the Asset or Liability Have Significantly Decreased and Identifying Transactions That Are Not Orderly (“FSP FAS 157-4”), which is codified in FASB ASC 820-10-35 (“ASC 820-10-35”). FSP FAS 157-4 provided guidance on (i) estimating the fair value of an asset or liability when the volume and level of activity for the asset or liability have significantly decreased and (ii) identifying transactions that are not orderly. ASC 820-10-35 as it relates to FSP FAS 157-4 is effective prospectively for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 820-10-35 as they relate to FSP FAS 157-4 as of March 31, 2009. The adoption did not have a material impact on our consolidated financial statements.

In April 2009, the FASB issued FASB Staff Position No. FAS 107-1 and APB 28-1, Interim Disclosures about Fair Value of Financial Instruments (“FSP FAS 107-1”), which is codified in FASB ASC 825-10-50 (“ASC 825-10-50”). FSP FAS 107-1 expanded the fair value disclosures required for all financial instruments

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

within the scope of SFAS No. 107, Disclosures about Fair Value of Financial Instruments codified in FASB ASC 825, Financial Instruments to interim periods for publicly traded entities. FSP FAS 107-1 also required entities to disclose the method(s) and significant assumptions used to estimate the fair value of financial instruments in financial statements on an interim basis and to highlight any changes of the methods and significant assumptions from prior periods. ASC 825-10-50 as it relates to FSP FAS 107-1 is effective for interim reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 825-10-50 as they relate to FSP FAS 107-1 as of March 31, 2009. The adoption did not have a material impact on our consolidated financial statements.

Cash and Cash Equivalents and Restricted Cash

Cash and cash equivalents and restricted cash are carried at cost, which approximates their fair value.

Repurchase Agreements

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our financial assets and liabilities as of September 30, 2009 and December 31, 2008, carried at fair value on a recurring basis are valued as follows (in thousands):

	As of September 30, 2009
	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$2,290,207	$—	$2,290,207
Freddie Mac	—	1,133,811	—	1,133,811
Ginnie Mae	—	14,109	—	14,109

Total agency securities	—	3,438,127	—	3,438,127
Derivative instruments:
Assets	—	—	—	—
Liabilities	—	(523)	(16,970)	(17,493)

Total derivative instruments, net	—	(523)	(16,970)	(17,493)

Total	$—	$3,437,604	$(16,970)	$3,420,634

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$762,597	$—	$762,597
Freddie Mac	—	242,912	—	242,912
Ginnie Mae	—	567,874	—	567,874

Total agency securities	—	1,573,383	—	1,573,383
Derivative instruments:
Assets	—	—	—	—
Liabilities	—	—	(29,277)	(29,277)

Total derivative instruments, net	—	—	(29,277)	(29,277)

Total	$—	$1,573,383	$(29,277)	$1,544,106

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three and nine months ended September 30, 2009, we recognized expense of $8.9 million and $19.6 million, respectively, in our consolidated statements of operations and comprehensive income and an unrealized loss of $7.0 million and unrealized gain of $2.1 million, respectively, recorded in OCI related to our Level 3 interest rate swap assets and liabilities. Of the total net unrealized loss deferred in OCI relating to these interest rate swap assets and liabilities, net expense of $30.8 million is expected to flow through our consolidated statements of operations and comprehensive income over the next twelve months due to expected settlements and amortization expense associated with the termination of interest rate swaps. The following tables set forth a summary of changes in the fair value of our interest rate swap assets and liabilities measured using Level 3 inputs for the three and nine months ended September 30, 2009 (in thousands):

	Beginning Balance	Realized Gains/ (Losses)	Reversal of Prior Period Appreciation/ (Depreciation) on Realization	Appreciation/ (Depreciation)(1)	Purchases, Sales, Issuances & Settlements, Net(2)	Transfers In & Out of Level 3	Ending Balance
Three months ended September 30, 2009	$(6,116)	$—	$—	$(10,854)	$—	$—	$(16,970)

Nine months ended September 30, 2009	$(29,277)	$—	$—	$(4,279)	$16,586	$—	$(16,970)

(1)	For the three months ended September 30, 2009, we recorded a $7.0 million unrealized loss on derivative instruments in OCI, losses of $0.2 million in (loss) gain on derivative instruments, net in our consolidated statements of operations and comprehensive income as a result of hedge ineffectiveness on our outstanding interest rate swaps and interest expense of $3.7 million in our consolidated statements of operations and comprehensive income related to amortization expense associated with the termination of interest rate swaps. For the nine months ended September 30, 2009, we recorded a $2.1 million unrealized gain on derivative instruments in OCI and gains of $0.5 million in (loss) gain on derivative instruments, net in our consolidated statements of operations and comprehensive income as a result of hedge ineffectiveness on our outstanding interest rate swaps, offset by interest expense of $6.7 million in our consolidated statements of operations and comprehensive income related to amortization expense associated with the termination of interest rate swaps.
(2)	See Note 6 for additional information related to derivatives which were purchased and terminated during the periods presented.

Note 8. Management Agreement and Related Party Transactions

We are externally managed and advised by our Manager pursuant to the terms of a management agreement which provides for an initial term through May 20, 2011 with automatic one-year extension options and subject to certain termination rights. We pay our Manager a base management fee payable monthly in arrears in an amount equal to 1/12 of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the three and nine months ended September 30, 2009, we recorded an expense for management fees of $1.2 million and $3.0 million, respectively. For the three months ended September 30, 2008, we recorded an expense for management fees of $0.9 million. For the period from May 20, 2008 through September 30, 2008, we recorded an expense for management fees of $1.3 million.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For the three and nine months ended September 30, 2009, we recorded expense reimbursements to our Manager of $0.6 million and $2.2 million, respectively. In addition, we are required to reimburse our Manager, or American

Capital, for all one-time costs that our Manager, or American Capital, paid on behalf of us that were incurred in connection with our formation, organization and IPO. There were no such costs during the first nine months of 2009. As of September 30, 2009 and December 31, 2008, $0.6 million and $0.7 million, respectively, was payable to our Manager.

We will be required to pay our Manager a termination fee for non-renewal of the management agreement without cause. The termination fee will be equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of the termination.

Note 9. Shareholders’ Equity

Long-term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. An aggregate of 100,000 shares of our common stock has been reserved for issuance under this plan. In July 2009, 4,500 shares of restricted common stock were granted to our independent directors pursuant to this plan (grant date fair value of $23.80 per share) that vest annually over three years. As of September 30, 2009, the plan had 91,000 common shares remaining available for future issuance. As of September 30, 2009, we had unrecognized compensation expense of $148,039 related to unvested shares of restricted common stock. We recorded compensation expense of $13,851 and $28,244, respectively, related to restricted common stock awards during the three and nine months ended September 30, 2009.

Equity Offering

In August 2009, we completed a public offering in which 4.3 million shares of our common stock, including the over-allotment, were sold at a public offering price of $23.30 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of approximately $95 million.

Note 10. Dividends

On September 22, 2009, our Board of Directors declared a dividend of $1.40 per share of our common stock for the third quarter of 2009. The dividend is payable on October 27, 2009 to common stockholders of record as of October 2, 2009.

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

We were organized on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). In connection with the IPO, we sold ten million shares of our common stock at $20.00 per share for net proceeds of $186 million, net of the underwriters’ commission and other offering expenses. Concurrent with our IPO, American Capital, Ltd. (“American Capital”) purchased five million shares of our common stock in a private placement at $20.00 per share for aggregate proceeds of $100 million. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. In August 2009, we completed a follow-on public offering of a total of 4.3 million shares of our common stock, including the over-allotment, at $23.30 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of approximately $95 million. Our common stock is traded on The NASDAQ Global Market under the symbol “AGNC”.

We are externally managed by American Capital Agency Management, LLC (our “Manager”). Our Manager is a wholly-owned subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. We do not have any employees.

Our principal objective is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities. We fund our investments through short-term borrowings structured as repurchase agreements. Since our IPO, we have declared or paid dividends of $6.26 per share.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2008. As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders.

Recent Developments

Our business is affected by general U.S. residential real estate fundamentals and the overall U.S. economic environment. In particular, our strategy and performance is influenced by the specific characteristics of these markets, including prepayment rates, interest rates and the interest rate yield curve. Our results of operations primarily depend on, among other things, the level of our interest income and the amount and cost of borrowings we may obtain by pledging our investment portfolio as collateral for the borrowings. Our interest income, which includes the amortization of purchase premiums and accretion of purchase discounts, varies primarily as a result of changes in prepayment speeds of the agency securities and the size and composition of our investment portfolio. Our borrowing costs vary based on changes in interest rates and changes in the amount we can borrow which is generally based on the fair value of our investment portfolio and the advance rate the lenders are willing to lend against the collateral provided.

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

In response, actions by the U.S. Federal Reserve (“FRB”) and the U.S. Department of Treasury (“U.S. Treasury”) appear to have helped to stabilize the investing and financing environment for agency securities. The liquidity facilities created by the FRB during 2007 through 2009 and its lowering of the Federal Funds Rate target to a range of 0.00% to 0.25%, along with the reduction of the 30-day LIBOR to 0.25% as of October 16, 2009, have lowered our financing costs and stabilized the availability of repurchase agreement financing.

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

The FRB announced on November 25, 2008 that it would initiate a program to purchase the direct obligations of housing-related government-sponsored enterprises and agency securities. On December 30, 2008, the FRB announced beginning in January 2009, it would begin purchasing up to $500 billion of agency securities and that it had selected private investment managers to act as its agents in implementing the program. Subsequently, on March 18, 2009, the FRB announced the expansion of its agency securities purchase program to a total of $1.25 trillion by the end of 2009. As part of this expansion, the FRB also decided to purchase $300 billion of U.S. Treasury securities as well as an additional $200 billion of debt issued by Fannie Mae and Freddie Mac. On September 23, 2009, the FRB announced that it will gradually slow the pace of its agency securities purchase program to promote a smooth transition in the markets and anticipates that the $1.25 trillion program will be completed by the end of the first quarter of 2010. The FRB has also announced that its program to purchase U.S. Treasury securities is expected to be completed by the end of October 2009. However, the ultimate size and timing of the U.S. Treasury and agency securities purchase programs are subject to the discretion of the U.S. government. The impact of these events remain highly uncertain and we cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

On February 18, 2009, the U.S. Treasury announced the Homeowner Affordability and Stability Plan (“HASP”), which was intended to prevent residential mortgage foreclosures by assisting borrowers to restructure or refinance their mortgages to avoid foreclosure by:

•

allowing certain homeowners whose homes are encumbered by Fannie Mae or Freddie Mac conforming mortgages to refinance those mortgages into lower interest rate mortgages with either Fannie Mae or Freddie Mac;

•

creating the Homeowner Stability Initiative, which is intended to utilize various incentives for banks and mortgage servicers to modify residential mortgage loans with the goal of reducing monthly mortgage principal and interest payments for certain qualified homeowners; and

•	allowing judicial modifications of Fannie Mae and Freddie Mac conforming residential mortgages loans during bankruptcy proceedings.

In addition, on July 1, 2009, under HASP, Fannie Mae and Freddie Mac announced that they were expanding the loan-to-value ratios for homeowners eligible to refinance their existing mortgages from 105% to 125%, in order to give homeowners more options to refinance into mortgages with terms that better position them for long-term home ownership.

We expect HASP to increase the availability of mortgage credit to a large number of homeowners in the U.S., which we expect will impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency securities. While increased prepayment rates negatively impact our interest income, we believe we have sourced agency securities with collateral attributes that improve the prepayment profile of our investment portfolio. However, these are new programs and therefore there is substantial uncertainty around the magnitude of prepayment speed increases and our asset selection process may not provide the desired benefits.

In March 2009, the U.S. Treasury launched the Term Asset-Backed Securities Loan Facility (“TALF”), which is a lending facility of up to $1 trillion that was created to increase securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, Small Business Administration (“SBA”) small business loans and commercial mortgage-backed securities. In July 2009, the U.S. Treasury expanded the categories of TALF-eligible collateral to include certain high-quality commercial mortgage-backed securities issued before January 1, 2009. The FRB and U.S. Treasury also indicated that they continue to assess whether to expand TALF-eligible collateral to include legacy RMBS as an eligible asset class.

In July 2009, the U.S. Treasury, FRB and FDIC announced the details of the Legacy Securities Public-Private Investment Program (“PPIP”). Under PPIP, the U.S. Treasury will invest up to $30 billion of equity and debt in public-private investment funds established with private sector fund managers and private investors for the purpose of purchasing legacy securities. Initially, this program will participate in the market for commercial mortgage-backed securities and non-agency RMBS. The U.S. Treasury has pre-qualified nine fund managers in the initial round of the program and has recently announced the initial closings of PPIP funds established under the program.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Because we have no employees or separate facilities, we rely on our Manager to administer our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Effective July 1, 2009, Gary Kain, our Senior Vice President and Chief Investment Officer, and several other American Capital employees became full-time employees of our Manager. These organizational changes provide our Manager with a dedicated investment team and support personnel. Our Manager has also entered into an administrative services agreement with American Capital, pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities, which allow it to fulfill all of its responsibilities under the management agreement. Certain of our Manager’s officers are also members of American Capital’s senior management. Effective October 19, 2009, Gary Kain was promoted to President and Malon Wilkus was promoted to Chief Executive Officer of our Manager.

Our Investment Strategy

Our investment strategy is to build an investment portfolio consisting exclusively of agency securities that seeks to generate attractive, risk-adjusted returns. Our Manager has established an investment committee comprised of its officers. The investment committee has established investment guidelines that have been approved by our Board of Directors. The investment committee can change our investment guidelines at any time with the approval of our Board of Directors. The following are our investment guidelines:

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

As of September 30, 2009, our $3.4 billion investment portfolio was financed with $2.9 billion of repurchase agreements and $0.4 billion of equity capital, resulting in a leverage ratio of approximately 6.9 times our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, the leverage ratio was approximately 7.3 times our stockholders’ equity as of September 30, 2009. Financing spreads (the difference between yields on our investments and rates on related borrowings, including amortization expense related to terminated swaps) averaged 268 basis points during the three months September 30, 2009.

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

Summary of Critical Accounting Policies

Investments

Statement of Financial Accounting Standards (“SFAS”) No. 115, Accounting for Certain Investments in Debt and Equity Securities codified primarily in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) 320, Investments—Debt and Equity Securities (“ASC 320”),

requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. Although we generally intend to hold most of our agency securities long-term, we may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we are required to classify all of our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated other comprehensive income (loss) (“OCI”), a component of stockholders’ equity.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2”), which is codified in FASB ASC 320-10-35 (“ASC 320-10-35”). FSP FAS 115-2 changed the other-than-temporary impairment (“OTTI”) model for debt securities such that an OTTI is triggered if (i) an entity has the intent to sell the security, (ii) it is more likely than not that it will be required to sell the security before recovery, or (iii) it does not expect to recover the entire amortized cost basis of the security. In addition, if there was an OTTI charge, FSP FAS 115-2 generally required that any credit loss component of the OTTI charge be recognized in earnings and the remainder of the OTTI charge remains in OCI. ASC 320-10-35 as it relates to FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 320-10-35 as they relate to FSP FAS 115-2 as of March 31, 2009. The adoption did not have a material impact on our consolidated financial statements.

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320-10-35, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security, (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis or (iii) we do not expect to recover its amortized cost basis (i.e. there is a credit loss). If it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted. If we do not intend to sell the agency security but there is a credit loss, the impairment loss is separated into the amount representing the credit loss, which is recognized in earnings, and the amount related to other factors is recognized in OCI. In determining whether a credit loss exists, consideration is given to (i) the length of time and the extent to which the fair value has been less than amortized cost, (ii) the financial condition and near-term prospects of recovery in the fair value of the agency security, (iii) the historical and implied volatility in the fair value of the agency security, (iv) the payment structure of the agency security and the likelihood of the issuer being able to make payments that increase in the future, (v) failure of the issuer of the agency security to make scheduled interest or principal payments, (vi) any changes to the rating of the agency security by a rating agency and (vii) recoveries or additional declines in fair value subsequent to the balance sheet date.

Recent Accounting Standards

In May 2009, the FASB issued SFAS No. 165, Subsequent Events which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. Once the Codification is in effect, all of its content will carry the same level of authority and the GAAP hierarchy will be modified to include only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”), which amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. SFAS No. 166 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 166 is effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”), which amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation (“ASC 810”) and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. SFAS No. 167 has not yet been codified and in accordance with ASC 105, remains authoritative guidance until such time that it is integrated in the FASB ASC. SFAS No. 167 is effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”) which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial statements.

FINANCIAL CONDITION

As of September 30, 2009 and December 31, 2008, our investment portfolio consisted of $3.4 billion and $1.6 billion, respectively, of fixed-rate and adjustable-rate pass-through agency securities and CMO agency securities. The following tables summarize certain characteristics of our investment portfolio as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield
Fannie Mae	$2,173,562	$2,241,104	103.1%	$2,290,207	5.52%	4.25%
Freddie Mac	1,076,434	1,121,351	104.2%	1,133,811	5.45%	3.86%
Ginnie Mae	13,350	13,732	102.9%	14,109	6.00%	5.24%

Total / Weighted Average	$3,263,346	$3,376,187	103.5%	$3,438,127	5.50%	4.13%

Fixed-Rate	$1,208,740	$1,238,277	102.4%	$1,272,407	5.77%	5.18%
Adjustable-Rate	1,804,880	1,880,943	104.2%	1,904,184	5.43%	3.36%
CMO	249,726	256,967	102.9%	261,536	4.68%	4.63%

	$3,263,346	$3,376,187	103.5%	$3,438,127	5.50%	4.13%

	December 31, 2008
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield
Fannie Mae	$750,547	$761,959	101.5%	$762,597	6.07%	5.18%
Freddie Mac	239,712	243,465	101.6%	242,912	6.10%	5.27%
Ginnie Mae	548,647	564,655	102.9%	567,874	6.17%	4.59%

Total / Weighted Average	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%

Fixed-Rate	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%
Adjustable-Rate	—	—	—	—	—	—
CMO	—	—	—	—	—	—

	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of September 30, 2009, the average final contractual maturity of the agency securities in our investment portfolio was 28 years. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated, based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the current and forward yield curves, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

As of December 31, 2008, our investment portfolio consisted entirely of fixed-rate agency securities. As of September 30, 2009, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices, and CMOs. The following table details the characteristics of our ARMs and hybrid ARMs portfolio by index as of September 30, 2009 (dollars in thousands):

	Six-Month Libor	One-Year Libor	One-Year Treasury
Weighted average term to next reset (months)	32	46	60
Weighted average margin	2.39%	2.27%	2.75%
Weighted average annual period cap	1.81%	2.00%	1.98%
Weighted average lifetime cap	11.91%	10.41%	10.45%
Principal amount	$132,119	$1,342,987	$329,774
Percentage of investment portfolio at fair value	4%	41%	10%

The following table details the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of September 30, 2009 (dollars in thousands):

	Fair Value	% Total	Average Reset
Less than one year	$—	—%	—
Greater than one year and less than three years	892,988	47%	26
Greater than three years and less than five years	331,796	17%	47
Greater than or equal to five years	679,400	36%	77

Total / Weighted Average	$1,904,184	100%	48

The following table summarizes our agency securities, at fair value, according to their estimated weighted average life classifications as of September 30, 2009 and December 31, 2008 (dollars in thousands):

	September 30, 2009	December 31, 2008
Less than one year	$—	$—
Greater than one year and less than three years	151,936	1,451,936
Greater than three years and less than five years	1,635,541	117,055
Greater than or equal to five years	1,650,650	4,392

Total	$3,438,127	$1,573,383

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. As interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of September 30, 2009, our portfolio was purchased at a net premium. The actual CPR was approximately 19% for the three and nine months ended September 30, 2009 and approximately 8% for the period from May 20, 2008 through December 31, 2008. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 17% as of September 30, 2009. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, U.S. Government agency or U.S. Government entity buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

We commenced operations on May 20, 2008 and therefore do not consider comparisons of the nine months ended September 30, 2009 to the period from May 20, 2008 to September 30, 2008 to be meaningful. Therefore, the table below presents our condensed consolidated statements of operations and key portfolio statistics for the three and nine months ended September 30, 2009 and three months ended September 30, 2008, respectively (in thousands, except per share amounts):

	Three months ended September 30,		Nine months ended September 30, 2009
	2009	2008
Consolidated Statement of Operations Data:
Interest income	$32,793	$28,071	$86,834
Interest expense	11,551	11,009	29,265

Net interest income	21,242	17,062	57,569

Gain (loss) on sale of agency securities, net	16,070	(162)	30,418
(Loss) gain on derivative instruments, net	(3,435)	4,340	(2,567)

Total other income, net	12,635	4,178	27,851

Management fees	(1,166)	(915)	(3,008)
General and administrative expenses	(1,474)	(1,424)	(4,498)

Total expenses	(2,640)	(2,339)	(7,506)

Net income	$31,237	$18,901	$77,914

Net income per common share—basic and diluted	$1.82	$1.26	$4.95

Weighted average number of common shares outstanding—basic and diluted	17,191	15,005	15,741

Key Portfolio Statistics*:
Average agency securities, at cost	$2,992,151	$2,028,771	$2,365,925
Average total assets, at cost	$3,263,632	$2,073,893	$2,477,227
Average repurchase agreements	$2,693,851	$1,795,218	$2,127,918
Average stockholders’ equity	$376,229	$264,985	$319,165
Fixed-rate agency securities at fair value—as of period end	$1,272,407	$1,624,060	$1,272,407
Adjustable-rate agency securities at fair value—as of period end	$1,904,184	$—	$1,904,184
CMO agency securities at fair value—as of period end	$261,536	$—	$261,536
Average asset yield(1)	4.38%	5.50%	4.89%
Average cost of funds(2)	1.16%	2.45%	1.42%
Average cost of funds—terminated swap amortization expense(3)	0.54%	N/A	0.42%
Average net interest rate spread(4)	2.68%	3.05%	3.05%
Net return on average stockholders’ equity(5)	32.94%	28.30%	32.64%
Leverage (average during the period)(6)	7.2:1	6.8:1	6.7:1
Leverage (as of period end)(7)	7.3:1	5.4:1	7.3:1
Annualized expenses % of average assets(8)	0.32%	0.45%	0.41%
Annualized expenses % of average stockholders’ equity(9)	2.78%	3.50%	3.14%
Book value per common share as of period end(10)	$22.23	$17.85	$22.23

*	All percentages are annualized.
(1)	Weighted average asset yield for the period was calculated by dividing our total interest income on agency securities less amortization of premiums and discounts by our weighted average agency securities.

(2)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements. Total interest expense excludes amortization expense related to the fair value of terminated swaps during the periods presented.
(3)	Represents amortization expense associated with the termination of interest rate swaps of $3.7 million and $6.7 million for the three and nine months ended September 30, 2009, respectively.
(4)	Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(5)	Net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity.
(6)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average stockholders’ equity.
(7)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements and net liabilities for unsettled agency securities by our total stockholders’ equity at period end.
(8)	Annualized expenses as a % of average total assets was calculated by dividing our total expenses by our average total assets.
(9)	Annualized expenses as a % of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity.
(10)	Book value per common share was calculated by dividing our total stockholders’ equity by our number of shares outstanding.

N/A - Not applicable.

Interest Income and Asset Yield

Interest income was $32.8 million and $28.1 million for the three months ended September 30, 2009 and 2008, respectively. The increase in interest income of $4.7 million was driven by an increase in average agency securities from $2,028.8 million for the three months ended September 30, 2008 to $2,992.2 million for the three months ended September 30, 2009, partially offset by a decrease in the average asset yield of 112 basis points from 5.50% for the three months ended September 30, 2008 to 4.38% for the three months ended September 30, 2009. The 112 basis point decrease in average asset yield from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily the result of the change in the portfolio composition from September 30, 2008. Our interest income for the three months ended September 30, 2009 and 2008 was reduced by $9.4 million and $2.3 million, respectively, for net amortization of premiums and discounts on our investment portfolio, or 125 basis points and 46 basis points, respectively. Our interest income for the nine months ended September 30, 2009 was reduced by $15.9 million for net amortization of premiums and discounts on our investment portfolio, or 90 basis points. As of September 30, 2009 and 2008, the unamortized net premium of our investment portfolio was $112.8 million and $38.1 million, respectively. The weighted average asset yield on our investment portfolio as of September 30, 2009 and 2008 was 4.13% and 5.52%, respectively. Premiums and discounts associated with agency securities are amortized into interest income over the life of such securities using the effective yield method.

Leverage

Our leverage as of September 30, 2009 and 2008 was 6.9 times and 5.4 times our stockholders’ equity, respectively. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.3 times our stockholders’ equity as of September 30, 2009. Our actual leverage will vary from time to time based on various factors, including our management’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. Certain of our master repurchase agreements also contain a restriction that prohibits our leverage from exceeding 10 times the amount of our stockholders’ equity.

Interest Expense and Cost of Funds

Interest expense was $11.6 million and $11.0 million for the three months ended September 30, 2009 and 2008, respectively. The increase in interest expense of $0.6 million was driven by an increase in the average repurchase agreements outstanding from $1,795.2 million for the three months ended September 30, 2008 to $2,693.9 million for the three months ended September 30, 2009 offset by a 75 basis point decrease in the average cost of funds, from 2.45% for the three months ended September 30, 2008 to 1.70%, including amortization expense for previously terminated interest rate swaps, for the three months ended September 30, 2009. As of September 30, 2009 and 2008, our average cost of funds was 1.68% and 2.77%, respectively.

During the nine months ended September 30, 2009, we terminated seven interest rate swaps and incurred fees of $16.6 million, which will be amortized over the original life of the swaps through the second quarter of 2010. We did not terminate any interest rate swaps during the three months ended September 30, 2009. Amortization expense for the terminated swaps was $3.7 million, or 0.54% of interest bearing liabilities, and $6.7 million, or 0.42% of interest bearing liabilities, for the three and nine months ended September 30, 2009, respectively. This expense is included in interest expense on our consolidated statements of operations and comprehensive income. As of September 30, 2009, the unamortized amount of fees associated with terminated swaps to be amortized through the second quarter of 2010 was $9.9 million.

As of September 30, 2009, we had outstanding interest rate swap agreements for a total notional amount of $1.4 billion, or 47% of the outstanding balance under our repurchase agreements. As of September 30, 2008, we had outstanding interest rate swap agreements for a total notional amount of $0.7 billion, or 49% of the outstanding balance under our repurchase agreements. Our interest rate swaps increased the cost of our borrowings by $5.0 million, or 74 basis points, excluding the amortization expense associated with the termination of interest rate swaps, for the three months ended September 30, 2009. Our interest rate swaps increased the cost of our borrowings by $12.5 million, or 79 basis points, for the nine months ended September 30, 2009, excluding the amortization expense associated with the termination of interest rate swaps. There was no effect on interest expense during the quarter ended September 30, 2008 as all swaps were forward starting as of September 30, 2008 with effective dates in the fourth quarter of 2008.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $21.2 million and $17.1 million for the three months ended September 30, 2009 and 2008, respectively. Net interest income was $57.6 million for the nine months ended September 30, 2009. The average net interest rate spread, which equals the average yield on our assets for the period less the average cost of funds for the period, was 2.68% and 3.05% for the three months ended September 30, 2009 and 2008, respectively. The average net interest rate spread was 3.05% for the nine months ended September 30, 2009. Excluding the terminated swap amortization expense, the net interest rate spread for the three and nine months ended September 30, 2009 was 3.22% and 3.47%, respectively. As of September 30, 2009 and 2008, the net interest rate spread was 2.45% and 2.75%, respectively. Excluding the terminated swap amortization expense, the net interest rate spread as of September 30, 2009 was 2.93%.

Gain (Loss) on Sale of Agency Securities, Net

During the three months ended September 30, 2009, we sold agency securities with a cost basis of $1,679.5 million for proceeds of $1,610.7 million and a receivable for sold agency securities of $84.9 million realizing a gross gain of $16.9 million and a gross loss of $0.8 million, for a net gain of $16.1 million. The agency securities sold during third quarter of 2009 were as a result of actively managing our investment portfolio in an effort to maintain an optimal balance between stockholder returns and the protection of book value during volatile and changing market conditions. During the three months ended September 30, 2008, we sold agency securities with a cost basis of $898.7 million for proceeds of $898.5 million realizing a gross gain of $1.2 million and a gross loss of $1.4 million, for a net loss of $0.2 million. During the nine months ended September 30, 2009, we sold agency securities with a cost basis of $4,151.9 million for proceeds of $4,097.4 million and a receivable for sold agency securities of $84.9 million realizing a gross gain of $33.2 million and a gross loss of $2.8 million, for a net gain of $30.4 million. The gain in the first nine months of 2009 relates to the repositioning of our investment portfolio by diversifying into different types of agency securities and actively managing our investment portfolio to balance shareholder returns and book value preservation.

(Loss) Gain on Derivative Instruments, Net

During the three months ended September 30, 2009, we recorded a net loss of $3.4 million on our derivative instruments primarily comprised of a realized loss of $3.2 million related to our TBA securities as well as a loss of $0.2 million as a result of hedge ineffectiveness on our outstanding interest rate swaps. During the three months ended September 30, 2008, we recorded a net gain of $4.3 million on our derivative instruments comprised of a realized gain of $4.5 million partially offset by an unrealized loss of $0.2 million related to our TBA securities. During the nine months ended September 30, 2009, we recorded a net loss of $2.6 million on our derivative instruments primarily comprised of a realized loss of $1.6 million related to our TBA securities and a realized loss of $1.0 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

Management Fees and General and Administrative Expenses

We incurred management fees of $1.2 million and $0.9 million, respectively during the three months ended September 30, 2009 and 2008 and $3.0 million during the nine months ended September 30, 2009. We pay our Manager a monthly management fee equal to 1.25% per annum of our stockholders’ equity.

General and administrative expenses were $1.5 million and $1.4 million for the three months ended September 30, 2009 and 2008, respectively. Our general and administrative expenses primarily consist of the allocation of overhead expenses from the Manager, information technology costs, accounting fees, legal fees, Board of Director fees and insurance expenses. General and administrative expenses were $4.5 million for the nine months ended September 30, 2009.

Net Income and Net Return on Equity

Net income was $31.2 million or $1.82 per basic and diluted share for the three months ended September 30, 2009. Net income was $18.9 million or $1.26 per basic and diluted share for the three months ended September 30, 2008. Net income was $77.9 million or $4.95 per basic and diluted share for the nine months ended September 30, 2009. The annualized net return on average stockholders’ equity was 32.94% and 28.30%, respectively, for the three months ended September 30, 2009 and 2008. The annualized net return on average stockholders’ equity was 32.64% for the nine months ended September 30, 2009. The $12.3 million increase in net income and the 4.64% increase in net return on average stockholders’ equity from the three months ended September 30, 2008 to the three months ended September 30, 2009 was primarily the result of a larger investment portfolio and a $16.2 million increase in gain (loss) on sale of agency securities, net for the same periods as a result of actively managing our investment portfolio.

Dividends

For the three month ended September 30, 2009 and 2008 and the nine months ended September 30, 2009, we declared dividends of $1.40, $1.00 and $3.75 per share, respectively. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status a REIT and all of our taxable income to avoid income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of September 30, 2009, we have distributed all of our taxable income for the 2008 tax year and we have $17.3 million of undistributed taxable income related to our 2009 tax year, net of the September 30, 2009 dividend payable of $27.1 million. Income as determined under GAAP differs from income as determined under tax because of both temporary and permanent differences in income and expense recognition. Examples include differences in the CPR used to amortize premiums or accrete discounts as well as treatment of start-up organizational costs, hedge ineffectiveness and stock-based compensation.

Income Taxes

As a REIT, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 85% of our ordinary taxable income and 95% of our capital gains taxable income for each calendar year ending December 31, including any undistributed income from the prior excise tax year. For the three and nine months ended September 30, 2009, we have not accrued federal excise tax because we expect calendar year 2009 distributions to exceed the minimum distribution requirements.

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

On June 1, 2009, we filed an automatic shelf registration statement on Form S-3 with the SEC under the Securities Act of 1933, as amended (the “1933 Act”), with respect to $750,000,000 of common stock or preferred stock that may be sold by us from time to time pursuant to Rule 415 of the 1933 Act. This registration statement became effective on July 13, 2009.

In August 2009, we completed a public offering in which 4.3 million shares of our common stock, including the over-allotment, were sold at a public offering price of $23.30 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of approximately $95 million.

In September 2009, we filed a registration statement with the SEC under the 1933 Act with respect to 3,000,000 shares of common stock available for purchase under the American Capital Agency Corp. Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”). The Plan allows our stockholders to reinvest cash dividends and distributions and purchase shares of common stock of between $50 and $10,000 per month and, with the our prior approval, in excess of $10,000 per month.

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

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Per our investment guidelines approved by our Board of Directors, we would need Board of Director approval for our leverage to exceed 10 times the amount of our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.3 times the amount of our stockholders’ equity as of September 30, 2009. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 18 financial institutions, subject to certain conditions, and have borrowings outstanding with 15 of these financial institutions as of September 30, 2009. Borrowings under repurchase arrangements secured by agency securities totaled $2.9 billion as of September 30, 2009. As of September 30, 2009, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of September 30, 2009 and December 31, 2008.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of September 30, 2009, we have met all margin requirements. We had unrestricted cash of $103.6 million and unpledged securities of $248.3 million available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2009.

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

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of September 30, 2009, our interest rate swap agreements had notional amounts totaling $1.4 billion and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2009 and December 31, 2008 and the related activity for the three and nine months ended September 30, 2009. We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of September 30, 2009, we had not transacted any hedging transactions through American Capital Agency TRS, LLC.

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

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2009. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected agency securities prices relies on assumptions that define specific agency securities spreads at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio and we generally intend to hold our agency securities for a long period of time, we may from time to time sell any of our agency securities as a part of our overall management of our investment portfolio.

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Interest Rate Swaps
+100 Basis Points	-5.1%	-1.5%
+50 Basis Points	-1.5%	-0.6%
-50 Basis Points	-2.0%	0.3%
-100 Basis Points	-11.8%	0.4%

Prepayment Risk

Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Furthermore, U.S. Government agency or U.S. Government entity buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar agency securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of September 30, 2009, the fair value of these securities was $3,438.1 million. When the spread between the yield on our agency securities and U.S. Treasuries or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of September 30, 2009, we had unrestricted cash and cash equivalents of $103.6 million and unpledged agency securities of $248.3 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to roll over our repurchase agreements.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2009, we have no legal proceedings.

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

Because we have no employees, our Manager is responsible for making all of our investments. Certain of our and our Manager’s officers, are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager’s investment committee consists of Messrs. Malon Wilkus, John R. Erickson, Samuel A. Flax, Robert K. Grunewald and Thomas A. McHale, each of whom are officers of American Capital and have significant responsibilities to American Capital and certain of its various portfolio companies, affiliated entities or managed funds. Because certain of our and our Manager’s officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.

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

Because we have no employees or separate facilities, we are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Our Manager currently has a limited number of employees and has also entered into an administrative services agreement with American Capital in order to provide it with all the personnel, services and resources necessary to carry out its responsibilities under the management agreement. Neither the administrative services agreement nor the management agreement requires our Manager or American Capital to dedicate specific personnel to our operations nor requires any specific personnel of American Capital to dedicate a specific amount of time to our business. Additionally, because we rely on American Capital, we may be negatively impacted by an event or factors that negatively impacts American Capital’s business or financial condition.

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

We do not have any employees or separate facilities. Our Manager currently has a limited number of employees and has also entered into an administrative services agreement with American Capital pursuant to which our Manager is provided with all the personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital may assign its rights and obligations thereunder to any of its affiliates, including American Capital, LLC, the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital if it does not fulfill its obligations under the administrative services agreement or it elects to assign the agreement to one of its affiliates.

Risks Related to Our Management Agreement Structure

The fee structure of our management agreement may limit our Manager’s ability to retain access to key personnel of American Capital.

Because we do not have any employees, we rely on our Manager to administer our business activities and day-to-day operations. Our Manager currently has a limited number of employees and has also entered into an administrative services agreement with American Capital pursuant to which our Manager is provided personnel, services and resources necessary for our Manager to perform all its obligations and responsibilities under the management agreement. Thus, we are dependent upon certain personnel of American Capital.

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

Risks Related to Our Investing and Financing Strategy

There can be no assurance that the actions of the U.S. Treasury, FRB and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government has implemented a number of initiatives intended to bolster the banking system, the financial and housing markets and the economy as a whole. These initiatives include: (i) the Emergency Economic Stabilization Act of 2008 (the “EESA”) which established the Troubled Asset Relief Program, (ii) the voluntary Capital Purchase Program which was implemented under authority provided in the EESA and gives the U.S. Treasury the authority to purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, saving associations, and certain bank and savings and loan holding companies engaged only in financial activities, (iii) a program to purchase $200 billion in debt issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in agency securities, (iv) a program to purchase up to $300 billion of U.S. Treasury securities, (v) the creation of the PPIP for private investors to purchase mortgage-related assets from financial institutions, and (vi) the TALF which is intended to increase securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, SBA small business loans and commercial mortgage-backed securities.

There can be no assurance that programs and proposals initiated and announced by the U.S. Treasury or FRB will have a beneficial impact on the financial and housing markets or the banking system. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the FRB has announced that it intends to complete its U.S. Treasury and agency securities purchase programs by October 2009 and March 2010, respectively. However, the ultimate size and timing of these programs are subject to the discretion of the U.S. government. The impact of these events remain highly uncertain and we cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. The U.S. Treasury, FRB and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, agency securities, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and pay dividends, while a decrease in interest rates may cause an increase in the volume of newly issued, or investor demand for, agency securities, which could negatively affect the valuations for our agency securities and may adversely affect our liquidity profile.

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

Declining interest rates generally increase the demand for consumer credit, including mortgage loans, due to the lower cost of borrowing. An increase in the volume of mortgage loans originated may negatively impact the valuation for our existing investment portfolio. A negative impact on valuations of our agency securities could have an adverse impact on our liquidity profile in the event that we are required to post margin under our repurchase agreements, which could materially and adversely impact our business.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Submission of Matters to a Vote of Security Holders

None.

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

*3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.1	Underwriting Agreement, dated August 10, 2009, by and among American Capital Agency Corp., American Capital Agency Management, LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-34057), dated August 14, 2009.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: October 22, 2009	By:	/s/ MALON WILKUS

Malon Wilkus Chairman of the Board of Directors, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.