Form 10-K
period 2009-12-31
American Capital Agency Corp
filed 2010-02-24
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2009

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number 005-84030

AMERICAN CAPITAL AGENCY CORP.

Delaware	26-1701984
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)

2 Bethesda Metro Center

14th Floor

Bethesda, Maryland 20814

(Address of principal executive offices)

(301) 968-9300

(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☐.        No ☑.

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes ☐.        No ☑.

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes ☑.        No ☐.

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes ☐.        No ☐.

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No. ☒

As of June 30, 2009, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $229.7 million based upon the closing price of the Registrant’s common stock of $22.97 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of American Capital, Ltd. and all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of January 31, 2010, there were 24,321,600 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2010 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL AGENCY CORP.

PART I

Item 1. Business

American Capital Agency Corp. (“AGNC”, the “Company”, “we”, “us” and “our”) was organized on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). In connection with the IPO, we sold ten million shares of our common stock at $20.00 per share for net proceeds of $186 million, net of the underwriters’ commission and other offering expenses. Concurrent with our IPO, American Capital, Ltd. (“American Capital”) purchased five million shares of our common stock in a private placement at $20.00 per share for aggregate proceeds of $100 million. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. In 2009, we completed two follow-on public offerings of a total of 9.3 million shares of our common stock for proceeds, net of the underwriters’ discount and other offering costs, of approximately $222 million. Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.

We earn income primarily from investing in residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by U.S. Government-sponsored entities such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Our principal goal is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our interest earning assets and the interest costs of our borrowings and hedging activities, and realized gains on our investments. We fund our investments primarily through short-term borrowings structured as repurchase agreements.

We elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our tax year ended December 31, 2008. As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are externally managed by American Capital Agency Management, LLC, or our Manager, a subsidiary of a wholly-owned portfolio company of American Capital, Ltd.

Our Investment Strategy

Our investment strategy is designed to:

•	manage an investment portfolio consisting exclusively of agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest and prepayment rate risks;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Our Targeted Investments

The agency securities in which we invest consist of residential pass-through certificates and collateralized mortgage obligations (“CMOs”), for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity.

•

Residential Pass-Through Certificates. Residential pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

•

Collateralized Mortgage Obligations. CMOs are structured instruments representing interests in residential pass-through certificates. CMOs consist of multiple classes of securities, with each class having specified characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution. Monthly payments of interest and principal, including prepayments, are typically returned to different classes based on rules described in the trust documents. Principal and interest payments may also be divided between holders of different securities in the CMO and some securities may only receive interest payments while others receive only principal payments.

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

Agency securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, agency securities provide for a monthly payment, which may consist of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and scheduled and unscheduled principal payments (referred to as “prepayments”) made by the individual borrower on the mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the securities.

The investment characteristics of agency securities differ from those of traditional fixed-income securities. The major differences include the payment of interest and principal on the securities on a more frequent schedule, as described above, and the possibility that principal may be prepaid at par at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.

Various factors affect the rate at which mortgage prepayments occur, including changes in the level and directional trends in housing prices, interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loan, the location of the property and other social and demographic conditions. Generally, prepayments on agency securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

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

The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we invest, are described below.

Freddie Mac Certificates

Freddie Mac is a stockholder-owned, federally-chartered corporation created pursuant to an act of the U.S. Congress on July 24, 1970. The principal activity of Freddie Mac currently consists of purchasing residential mortgage loans and mortgage-related securities in the secondary mortgage market and securitizing them into mortgage backed securities sold to investors. On September 6, 2008, the Federal Housing Finance Agency, or FHFA, placed Freddie Mac into conservatorship and appointed FHFA as the conservator. As the conservator of Freddie Mac, the FHFA now controls and directs the operations of Freddie Mac and may (i) take over the assets of and operate Freddie Mac with all the powers of the stockholders, the directors, and the officers of Freddie Mac and conduct all business of Freddie Mac; (ii) collect all obligations and money due to Freddie Mac; (iii) perform all functions of Freddie Mac that are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In the event the conservator were to repudiate Freddie Mac’s guarantee obligations, the ability of holders of Freddie Mac certificates to enforce the guarantee obligation would be limited to actual direct compensatory damages. The rights of holders of Freddie Mac certificates to bring proceedings against the U.S. Treasury are limited if Freddie Mac fails to pay under its guarantee.

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

Freddie Mac certificates are backed by pools of single-family mortgage loans or multi-family mortgage loans. These underlying mortgage loans may have original terms to maturity of up to 40 years. Freddie Mac certificates may be issued under cash programs (composed of mortgage loans purchased from a number of sellers) or guarantor programs (composed of mortgage loans acquired from one seller in exchange for certificates representing interests in the mortgage loans purchased). Freddie Mac certificates may pay interest at a fixed rate or an adjustable rate. The interest rate paid on adjustable-rate Freddie Mac certificates (“Freddie Mac ARMs”) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust. The interest rates paid on certificates issued under Freddie Mac’s standard ARM programs adjust in relation to the Treasury index. Other specified indices used in Freddie Mac ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed Freddie Mac ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of Freddie Mac ARM certificates issued to date have pools of mortgage loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain Freddie Mac programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by Freddie Mac or by the seller of the loan to Freddie Mac at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.

Fannie Mae Certificates

Fannie Mae is a stockholder owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act, created in 1938 and rechartered in 1968 by Congress as a stockholder owned company. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. On September 6, 2008, the FHFA placed Fannie Mae into conservatorship and appointed FHFA as the conservator. As the conservator of Fannie Mae, the FHFA now controls and directs the operations of Fannie Mae and may (i) take over the assets of and operate Fannie with all the powers of the stockholders, the directors, and the officers of Fannie Mae and conduct all business of Fannie Mae; (ii) collect all obligations and money due to Fannie Mae; (iii) perform all functions of Fannie Mae which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. In the event the conservator were to repudiate Fannie Mae’s guarantee obligations, the ability of holders of Fannie Mae certificates to enforce the guarantee obligation would be limited to actual direct compensatory damages. The rights of holders of Fannie Mae certificates to bring proceedings against the U.S. Treasury are limited if Fannie Mae fails to pay under its guarantee.

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

Fannie Mae certificates may be backed by pools of single-family or multi-family mortgage loans. The original term to maturity of any such mortgage loan generally does not exceed 40 years. Fannie Mae certificates may pay interest at a fixed rate or an adjustable rate. Each series of Fannie Mae ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae’s guarantee fee. The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed Fannie Mae ARM certificates equal the applicable index rate plus a specified number of percentage points. The majority of series of Fannie Mae ARM certificates issued to date have pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 basis points or 200 basis points and to a lifetime cap of 500 basis points or 600 basis points over the initial interest rate.

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

Investment Methods

We may utilize to-be-announced forward contracts (“TBAs”), in order to invest in agency securities. Pursuant to these TBAs, we agree to purchase, for future delivery, agency securities with certain principal and interest terms and certain types of underlying collateral, but the particular agency securities to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. Our ability to purchase agency securities through TBAs may be limited by the 75% asset test applicable to REITs and the 55% asset test to qualify for exemption from the Investment Company Act.

Investment Committee and Investment Guidelines

Our Manager has established an investment committee, which consists of Messrs. Malon Wilkus, John R. Erickson, Samuel A. Flax and Thomas A. McHale, each of whom are officers of our Manager. The investment committee meets monthly to discuss diversification of our investment portfolio, hedging and financing strategies and compliance with the investment guidelines. Our Board of Directors receives an investment report and reviews our investment portfolio and related compliance with the investment guidelines on at least a quarterly basis. Our Board of Directors does not review or approve individual investments but receives notice if the Company is operating outside of our operating policies or investment guidelines.

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

In February 2010, our Board of Directors approved the removal of a guideline that limited our leverage to not greater than 10 times our stockholders’ equity (as computed in accordance with GAAP).

Our Financing Strategy

As part of our investment strategy, we leverage our investment portfolio pursuant to master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our agency securities as collateral to secure a short-term loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Our leverage may vary periodically depending on market conditions and our Manager’s assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders’ equity However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. We also cannot assure you that we will continue to be successful in borrowing sufficient amounts to fund our intended acquisitions of agency securities.

We have entered into master repurchase agreements with 18 financial institutions as of December 31, 2009. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (SIFMA) as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.

While repurchase agreements are our primary source of financing, we may seek to obtain other sources of financing depending on market conditions.

To the extent that we invest in agency securities through TBAs, we may finance the acquisition of agency securities by entering into dollar roll transactions using TBAs in which we would sell a TBA and simultaneously purchase a similar, but not identical, TBA. Our ability to enter into dollar-roll transactions with respect to TBAs may be limited by the 75% gross income test applicable to REITs.

Our Hedging Strategy

As part of our risk management strategy, we may hedge some of our exposure to interest rate and prepayment risk as our Manager determines is in our best interest given our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when our Manager believes, based on all relevant facts, that bearing the risk enhances our risk/return profile. Our Manager designs an interest rate risk management program consistent with its outlook for the market to attempt to mitigate the impact of changes in interest rates on our investment portfolio and related borrowings. We may enter into interest rate swap agreements, interest rate swaptions, TBA agency securities, caps, collars, floors, forward contracts, options or futures to attempt to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. See “Item 1. Business” in this Annual Report on Form 10-K for further discussion on our hedging strategy.

We have built a balance sheet and undertaken an interest rate and prepayment risk management program which seeks to generate net interest income and maintain liquidity sufficient to continue operations given a variety of potentially adverse circumstances. Accordingly, we expect our interest rate and prepayment risk management program to address both income preservation, as discussed above, and capital preservation. Since borrowers whose mortgages collateralize the agency securities in which we invest are able to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal earlier than anticipated and be left to invest that principal at potentially lower prevailing yields. Because prepayments on agency securities generally accelerate when interest rates decrease and slow when interest rates increase, agency securities typically have “negative convexity.” In other words, certain agency securities may increase in price more slowly than most bonds, or even fall in value, as interest rates decline. Conversely, certain agency securities may decrease in value more quickly than most bonds as interest rates increase. For capital preservation, we monitor our “duration.” This is the expected percentage change in market value of our assets that would be caused by a 1% change in short and long-term interest rates. To monitor weighted average duration and the related risks of fluctuations in the liquidation value of our investment portfolio, our Manager models the impact of various economic scenarios on the market value of our agency securities and liabilities. We believe that our interest rate and prepayment risk management program allows us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our duration) during periods when we believe a trend of rising interest rates has been established, we may decide to increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term.

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

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Because we have no employees or separate facilities, we rely on our Manager to administer our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Our Manager is a subsidiary of a wholly-owned portfolio company of American Capital. American Capital is a publicly traded private equity firm and global asset manager. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital has $12 billion in capital resources under management, as of September 30, 2009, and eight offices in the U.S., Europe and Asia.

Gary Kain is the President of our Manager and also serves as our Senior Vice President and Chief Investment Officer. Mr. Kain joined American Capital in January 2009, succeeding Russell Jeffrey who had previously served as our Chief Investment Officer since our IPO. Prior to joining American Capital, Mr. Kain most recently served as Senior Vice President of Investments and Capital Markets of Freddie Mac. He also served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008. Mr. Kain’s group was responsible for managing all of Freddie Mac’s mortgage investment activities for the company’s $700 billion retained portfolio. Mr. Kain joined Freddie Mac in 1988.

Effective July 2009, Mr. Kain and several other American Capital employees became full-time employees of our Manager. These organizational changes provide our Manager with a dedicated investment team and support personnel. Our Manager has also entered into an administrative services agreement with American Capital, pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities, which allow it to fulfill all of its responsibilities under the management agreement. Certain of our Manager’s officers are also members of American Capital’s senior management.

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

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income (“OCI”) (a separate component of stockholders’ equity), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.

In addition, we also reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager’s officers and employees and any American Capital employees who provide services to us pursuant to the management agreement.

Exemption from Regulation Under the Investment Company Act

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate”, or “qualifying real estate interests”, and a least 80% of our assets in qualifying real estate interests plus “real estate-related assets”. In satisfying this 55% requirement, we may treat agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. Therefore, the agency securities that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated there under. We also may be required at times to adopt less efficient methods of financing certain of our agency securities and we may be precluded from acquiring certain types of higher yielding agency securities. This exemption also prohibits us from issuing redeemable securities. If we fail to qualify for an exemption from registration as an investment company under the Investment Company Act or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced.

Real Estate Investment Trust Requirements

We elected to be taxed as a REIT, commencing with our initial taxable year ended December 31, 2008, upon the filing of our federal income tax return for such year. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.

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

•	The earnings of our subsidiaries, including our TRS, are subject to federal corporate income tax to the extent that such subsidiaries are subchapter C corporations.

Requirements for Qualification—General

The Internal Revenue Code defines a REIT as a corporation, trust or association:

(1)	that is managed by one or more trustees or directors;

(2)	the beneficial ownership of which is evidenced by transferable shares, or by transferable certificates of beneficial interest;

(3)	that would be taxable as a domestic corporation but for its election to be subject to tax as a REIT;

(4)	that is neither a financial institution nor an insurance company subject to specific provisions of the Internal Revenue Code;

(5)	the beneficial ownership of which is held by 100 or more persons;

(6)	in which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, directly or indirectly, by five or fewer “individuals” (as defined in the Internal Revenue Code to include specified tax-exempt entities); and

(7)	which meets other tests described below, including with respect to the nature of its income and assets.

The Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Conditions (5) and (6) need not be met during a corporation’s initial tax year as a REIT (which, in our case, was 2008). Our amended and restated articles of incorporation provides restrictions regarding the ownership and transfers of our stock, which are intended to assist us in satisfying the stock ownership requirements described in conditions (5) and (6) above.

To monitor compliance with the stock ownership requirements, we generally are required to maintain records regarding the actual ownership of our stock. To do so, we must demand written statements each year from the record holders of significant percentages of our stock pursuant to which the record holders must disclose the actual owners of the stock (i.e., the persons required to include our dividends in their gross income). We must maintain a list of those persons failing or refusing to comply with this demand as part of our records. We could be subject to monetary penalties if we fail to comply with these record-keeping requirements. If a stockholder fails or refuses to comply with the demands, the stockholder will be required by Treasury regulations to submit a statement with their tax return disclosing their actual ownership of our stock and other information.

The Internal Revenue Code provides relief from violations of the REIT gross income requirements, as described below under “Income Tests,” in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain provisions of the Internal Revenue Code extend similar relief in the case of certain violations of the REIT asset requirements (see “Asset Tests” below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect, and other conditions are met, including the payment of a penalty tax. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.

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

We intend to invest exclusively in agency securities that are either pass-through certificates or CMOs. We expect that the agency securities will be treated either as interests in a grantor trust or as interests in a REMIC for federal income tax purposes and that all interest income from our agency securities will be qualifying income for the 95% gross income test. In the case of agency securities treated as interests in grantor trusts, we would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans would be qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. In the case of agency securities treated as interests in a REMIC, income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% and 95% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency securities will be qualifying income for purposes of the REIT gross income tests.

We purchase agency securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise. There is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test and we will not treat these items as such unless we receive a reasoned, written opinion (within the meaning of applicable Treasury regulations) of our counsel that such income and gains should be treated as such. Consequently, our ability to enter into dollar roll transactions and other dispositions of TBAs could be limited. Moreover, even if we were to receive the opinion of counsel described above, it is possible that the IRS could assert that such income is not qualifying income. In the event that such income were determined not to be qualifying for the 75% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT if such income when added to any other non-qualifying income exceeded 25% of our gross income.

We may receive distributions from our TRS. These distributions generally are treated as dividend income to the extent of the earnings and profits of the TRS. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test.

Any income or gain that we derive from instruments that hedge certain risks that were entered into on or before July 30, 2008, such as the risk of changes in interest rates, will be excluded from gross income for purposes of the 95% gross income test, provided that specified requirements are met, including the requirement that the instrument is entered into during the ordinary course of our business, the instrument hedges risks associated with indebtedness issued by us that is incurred to acquire or carry “real estate assets” (as described below under “Asset Tests”), and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods. Income and gain from such transactions will not be qualifying income for the 75% gross income test, and income and gain from all other hedging transactions will not be qualifying income for either the 95% or 75% gross income test.

Any income or gain that we derive from instruments that hedge certain risks that were entered into on or after July 31, 2008, such as the risk of changes in interest rates, will be excluded from gross income for purposes of the 75% and 95% gross income test, provided that specified requirements are met, including the requirement that the instrument is entered into during the ordinary course of our business, the instrument hedges risks associated with indebtedness issued by us that is incurred to acquire or carry “real estate assets” (as described below under “Asset Tests”), and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods.

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

We invest exclusively in agency securities that are either pass-through certificates or collateralized mortgage obligations. We expect that the agency securities will be treated either as interests in grantor trusts or as interests in REMICs for federal income tax purposes. In the case of an agency securities treated as interests in grantor trusts, we would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans will generally qualify as real estate assets to the extent that they are secured by real property. We expect that substantially all of our agency securities treated as interests in grantor trust will qualify as real estate assets. In the case of agency securities treated as interests in a REMIC, such interests will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the REIT income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the REIT asset and income tests.

We enter into sale and repurchase agreements under which we nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. We believe that we would be treated for REIT asset and income test purposes as the owner of the agency securities that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the agency securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

As discussed above, we purchase agency securities through TBAs. There is no direct authority with respect to the qualification of TBAs as real estate assets or Government securities for purposes of the 75% asset test and we will not treat TBAs as such unless we receive a reasoned, written opinion (within the meaning of applicable Treasury regulations) of our counsel that TBAs should be treated as such. Consequently, our ability to purchase TBAs could be limited. Moreover, even if we were to receive the opinion of counsel described above, it is possible that the IRS could assert that TBAs are not qualifying assets. In the event that TBAs were determined not to be qualifying for the 75% asset test, we could be subject to a penalty tax or we could fail to qualify as a REIT if such assets when added to any other non-qualifying assets exceeded 25% of our gross assets.

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

It is possible that, from time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between our actual receipt of cash and our inclusion of items in income for federal income tax purposes. For example, mortgage-backed securities that are issued at a discount generally require the accrual of taxable economic interest in advance of receipt in cash.

Derivatives and Hedging Transactions

We and our subsidiary enter into hedging transactions with respect to interest rate exposure on our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap contracts, interest rate swaptions, interest rate cap or floor contracts, futures or forward contracts and options. To the extent that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 75% and 95% gross income test.

To the extent that we hedge in other situations, the resultant income will be treated as income that does not qualify under the 75% or the 95% gross income test. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We intend to conduct some or all of our hedging activities through our TRS, the income from which will be subject to federal income tax, rather than by participating in the arrangements directly.

Failure to Qualify

If we fail to satisfy one or more requirements for REIT qualification other than the income or asset tests, we could avoid disqualification if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50,000 for each such failure. Relief provisions are available for failures of the income tests and asset tests, as described above in “Income Tests” and “Asset Tests.”

If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic stockholders that are individuals, trusts and estates will generally be taxable at capital gains rates (through 2010). In addition, subject to the limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.

Corporate Information

Our executive offices are located at Two Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9300.

We make available all of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct free of charge on our internet website at www.AGNC.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the Securities and Exchange Commission’s (“SEC”) internet website at www.sec.gov.

Competition

Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with other mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage banks, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. In addition, there are numerous other mortgage REITs with similar asset acquisition objectives and others may be organized in the future. The effect of the existence of additional mortgage REITs may increase competition for the available supply of mortgage assets suitable for purchase. Additionally, our investment strategy is dependent on the amount of financing available to us in the repurchase agreement market. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all.

Employees

We have no employees. We are managed by our Manager pursuant to the management agreement between our Manager and us.

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

Risks Related to Our Investing, Active Portfolio Management and Financing Strategy

We may experience significant short-term gains or losses and, consequently, greater earnings volatility as a result of our active portfolio management strategy.

Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preserving our net asset value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options to enter into agency securities and agency CMOs, based on our Manager’s continual assessment of the relative risk and return of those securities. Therefore, the composition of our portfolio will vary as our Manager believes changes to market conditions, risks, and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the agency securities market. With an active management strategy, our Manager may be incorrect in its assessment of our portfolio and select a portfolio that would generate worse returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the agency securities market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.

The conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between Fannie Mae and Freddie Mac and the federal government, may adversely affect our business.

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008 (the “HERA”). On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of the HERA was to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of agency securities to a modest amount through the end of 2009. Fannie Mae and Freddie Mac will begin gradually reducing the size of their agency security portfolios in 2010.

In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of Treasury, or the U.S. Treasury, took three additional actions: (i) the U.S. Treasury and FHFA entered into preferred stock purchase agreements between the U.S. Treasury and Fannie Mae and Freddie Mac pursuant to which the U.S. Treasury required that each of Fannie Mae and Freddie Mac maintain a positive net worth; (ii) the U.S. Treasury established a secured lending credit facility which provided Fannie Mae, Freddie Mac and the Federal Home Loan Banks access to a liquidity backstop; and (iii) the U.S. Treasury initiated a temporary program to purchase agency securities issued by Fannie Mae and Freddie Mac.

Initially, Fannie Mae and Freddie Mac each issued $1.0 billion of senior preferred stock to the U.S. Treasury and warrants to purchase 79.9% of the fully-diluted common stock outstanding of each government sponsored enterprise, or GSE, at a nominal exercise price. Pursuant to these stock purchase agreements, each of Fannie Mae’s and Freddie Mac’s mortgage and agency security portfolios may not exceed $900 billion as of December 31, 2009. In December 2009, these stock purchase agreements were amended to allow Freddie Mac and Fannie Mae additional flexibility to reduce the size of their portfolios over time, such that each portfolio will be required to decline by 10% of the maximum portfolio size permitted as of December 31, 2009 each year until such portfolio reaches $250 billion. Given the highly fluid and evolving nature of these events, it is unclear how our business will be impacted.

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

In December 2009, the U.S. Treasury extended the duration and increased the size of its credit support commitment to Fannie Mae and Freddie Mac under the HERA. However, the U.S. Treasury could stop providing credit support to Fannie Mae and Freddie Mac in the future. The problems faced by Fannie Mae and Freddie Mac resulting in their being placed into conservatorship have stirred debate among some federal policy makers regarding the continued role of the federal government in providing liquidity for mortgage loans. Following expiration of the current authorization, each of Fannie Mae and Freddie Mac could be dissolved and the federal government could stop providing liquidity support of any kind to the mortgage market. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically, we would not be able to acquire agency securities from these companies, which would eliminate the major component of our business model.

On November 25, 2008, the Federal Reserve announced that it will initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. In March 2009, the size of the direct obligation purchase program was expanded to $200 billion and the agency securities purchase program was expanded to a total of $1.25 trillion. Purchases of direct obligations began in December 2008 and purchases of agency securities began in January 2009. Both purchase programs are expected to be concluded in the first quarter of 2010. The Federal Reserve’s program to purchase agency securities could cause an increase in the price of agency securities, which would negatively impact the net interest margin with respect to new agency securities we may purchase.

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

There can be no assurance that the actions of the U.S. Treasury, the Federal Reserve and other governmental and regulatory bodies for the purpose of stabilizing the financial markets, or market response to those actions, will achieve the intended effect, our business may not benefit from these actions and further government or market developments could adversely impact us. Further, when the U.S. Government withdraws its support under these programs, the market may lose liquidity, adversely impacting us.

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government has implemented a number of initiatives intended to bolster the banking system, the financial and housing markets and the economy as a whole. These initiatives include: (i) the Emergency Economic Stabilization Act of 2008, or the EESA, which established the Troubled Asset Relief Program, (ii) the voluntary Capital Purchase Program which was implemented under authority provided in the EESA and gives the U.S. Treasury the authority to purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, saving associations, and certain bank and savings and loan holding companies engaged only in financial activities, (iii) a program to purchase $200 billion in direction obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae, (iv) a program to purchase up to $300 billion of U.S. Treasury securities, (v) the creation of the PPIP for private investors to purchase mortgage-related assets from financial institutions and (vi) the TALF which is intended to increase securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, SBA small business loans and commercial mortgage-backed securities.

There can be no assurance that programs and proposals initiated and announced by the U.S. Treasury or the Federal Reserve will have a beneficial impact on the financial and housing markets or the banking system. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended, our business may not receive the anticipated positive impact from the legislation. In addition, the Federal Reserve completed its U.S. Treasury securities purchase program in October 2009 and has announced that it intends to complete its agency securities purchase programs in March 2010. However, the ultimate size and timing of the Federal Reserve’s agency securities purchase program is subject to the discretion of the U.S. government. The impact of the government’s initiatives remain highly uncertain and we cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition. The U.S. Treasury, Federal Reserve and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what impact, if any, such actions could have on our business, results of operations and financial condition.

When the Federal Reserve completes its agency securities purchase program in March 2010, spreads for mortgage backed securities may widen, negatively impacting the carrying values of our investment portfolio. In addition, the market’s liquidity, and our ability to satisfy our investment objectives and to generate income and pay dividends, may be materially and adversely affected, by the withdraw of the U.S. government’s support of initiatives to bolster the banking system, financial and housing markets and the economy as a whole.

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

Market conditions have disrupted the historical relationship between interest rate changes and prepayment trends, which make it more difficult for our Manager to analyze our investment portfolio.

Our success depends on our Manager’s ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our agency securities. Changes in interest rates and prepayments affect the market price of the agency securities that we intend to purchase and any agency securities that we hold at a given time. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. The recent dislocations in the residential mortgage market and other developments have disrupted the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager’s ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility would be significantly affected, which could materially adversely affect our financial position and results of operations.

Continued adverse developments in the broader residential mortgage market may adversely affect the value of the agency securities in which we invest.

In 2008 and 2009, the residential mortgage market in the United States experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2010. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate related assets, including agency securities and other high-quality RMBS assets. As a result, values for RMBS assets, including some agency securities and other AAA-rated RMBS assets, have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our agency securities.

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

We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. In 2008 and 2009, there were several mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This resulted in a fewer number of potential repurchase agreement counterparties operating in the market. In addition, many commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market in 2008 and 2009. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed RMBS which have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions.

Pursuant to the terms of borrowings under our master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We have entered into master repurchase agreements with a number of financial institutions. We have borrowed under certain of these master repurchase agreements to finance the acquisition of agency securities for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the agency securities may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate agency securities generally may be more susceptible to margin calls as increases in interest rates tend to more negatively affect the market value of fixed-rate securities. In addition, certain of our agency securities may be more illiquid than other securities we invest in which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, agency securities that prepay more quickly also increase the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our agency securities under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of a margin call.

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

Interest rate caps on our adjustable rate agency securities may adversely affect our profitability.

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

Because we may acquire fixed-rate securities, an increase in interest rates on our borrowings may adversely affect our book value or our net interest income

Increases in interest rates may negatively affect the market value of our agency securities. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with GAAP, we are required to reduce our stockholders’ equity, or book value, by the amount of any decrease in the fair value of our agency securities that are classified as available-for-sale. Reductions in stockholders’ equity could decrease the amounts we may borrow to purchase additional agency securities, which may restrict our ability to increase our net income. Furthermore, if our funding costs are rising while our interest income is fixed, our net interest income will contract and could become negative.

Changes in prepayment rates may adversely affect our profitability.

The agency securities in our investment portfolio are backed by pools of mortgage loans. We receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, this results in prepayments that are faster or slower than expected on the related agency securities. These faster or slower than expected payments may adversely affect our profitability.

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

We also may purchase agency securities that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security. We accrete this discount over the expected term of the agency security based on our prepayment assumptions. If the agency security is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of the portfolio and result in a lower than expected yield on securities purchased at a discount to par.

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from MBS trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the GSEs’ cost of capital, general economic conditions and the relative interest rates on FRM and ARM loans, which could lead to an acceleration of the payment of the related principal.

In addition, the introduction of government programs, such as the U.S. Treasury’s HASP program, are expected to increase the availability of mortgage credit to a large number of homeowners in the U.S., which we expect will impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency securities. While increased prepayment rates negatively impact our interest income for agency securities purchased at a premium, we believe we have sourced agency securities with collateral attributes that improve the prepayment profile of our investment portfolio. However, these are new programs and therefore there is substantial uncertainty around the magnitude of prepayment speed increases and our asset selection process may not provide the desired benefits. While we will seek to manage prepayment risk, in selecting investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

An increase in prepayment speeds will cause an increase in our principal receivable balance, which cannot be financed through our repurchase agreements and will typically result in margins calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

On February 10, 2010, Freddie Mac announced that it will purchase, from the company’s related fixed-rate and adjustable-rate (“ARM”) mortgage Participation Certificate (“PC”) securities, substantially all mortgage loans that are 120 days or more delinquent and Fannie Mae announced that it intends to increase significantly its purchases of delinquent loans from single-family MBS trusts. Freddie Mac will purchase substantially all of the delinquent loans in February 2010. Fannie Mae will begin to purchase delinquent loans in March 2010 and expects to purchase a significant portion of their current delinquent population within a few month period, subject to market, servicer capacity and other constraints. These actions are collectively referred to herein as the “GSE buyouts”.

The GSE buyouts will have the effect of substantially increasing the prepayment speeds of the subject Fannie Mae and Freddie Mac mortgage-backed securities until the purchases are complete. The exact impact is difficult to determine and may not be uniform, even among securities with similar mortgage pool characteristics. Nevertheless, we believe that certain characteristics render a mortgage pool particularly susceptible to having seriously delinquent mortgages subject to the GSE buyouts and that prepayment speed increases will be disproportionally concentrated in securities backed by mortgage pools with these characteristics. These characteristics include having higher coupon or interest-only mortgages or having mortgages that were originated during certain periods of high home price appreciation, which were followed by periods of decline. Consequently, we may experience a significant increase in prepayments as Fannie Mae and Freddie Mac complete their purchases of delinquent loans.

Securities that prepay more quickly, regardless of the source of the prepayment, also increase the frequency and magnitude of potential margin calls under our repurchase agreements as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. Since we are unable to finance the resultant increase in our principal receivable balance, we may be unable to satisfy the margin calls. If we are unable to satisfy the margin calls our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our agency securities under adverse market conditions. Because of leverage, we may incur substantial losses upon the threat or occurrence of a margin call.

Our hedging strategies may not be successful in mitigating the risks associated with interest rates.

Subject to complying with REIT tax requirements, we intend to employ techniques that limit, or “hedge,” the adverse effects of rising interest rates on our short-term repurchase agreements. In general, our hedging strategy depends on our Manager’s view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, they may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate swap agreements, interest rate swaptions, caps, collars, floors, forward contracts, options or futures. We may conduct certain hedging transactions through our TRS, which will be subject to federal, state and, if applicable, local income tax.

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, our Manager may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

Whether the derivatives we acquire achieve hedge accounting treatment under Statement of Financial Accounting Standards (“SFAS”) No. 133, Accounting for Derivative Instruments and Hedging Activities (“SFAS

No. 133”), which is codified in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), or not, hedging generally involves costs and risks. Our hedging strategies may adversely affect us because hedging activities involve costs that we will incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Especially if our hedging strategies are not effective, we could incur significant hedging-related costs without any corresponding economic benefits.

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

Pursuant to the terms of our master swap agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

Certain of our master swap agreements (governed by the International Swaps and Derivatives Association, Inc. or “ISDA”) require that we post initial collateral upon execution of swap agreements. In addition, our master swap agreements contain provisions under which we are required to fully collateralize our obligations under the derivative instrument, such that if at any point the fair value of the derivative represents a liability greater than the minimum transfer amount contained within our agreement, the counter-party may initiate a margin call for the difference. If we fail to satisfy the margin call we will be required to settle our obligations under the agreements at their termination values.

The threat of or occurrence of margin calls could force us to sell, either directly or through a foreclosure, our agency securities under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of margin calls.

We may fail to qualify for hedge accounting treatment.

We record derivative and hedge transactions in accordance with ASC 815. Under this standard, we may fail to qualify for hedge accounting treatment for a number of reasons, including if we use instruments that do not meet the ASC 815 definition of a derivative (such as short sales), we fail to satisfy ASC 815 hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because losses on the derivatives that we enter into may not be offset by a change in the fair value of the related hedged transaction.

Our strategy involves significant leverage, which may cause substantial losses.

Our leverage may vary periodically depending on market conditions, but we generally expect our leverage to vary with market conditions and our assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders’ equity However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. We will incur this leverage by borrowing against a substantial portion of the market value of our agency securities. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

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

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which could dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.

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

American Capital currently owns approximately 10.3% of our outstanding common stock, which it acquired in a private placement concurrent with our IPO. Our Board of Directors granted American Capital an exemption from the 9.8% ownership limitation. We entered into a registration rights agreement with American Capital with respect to this common stock, pursuant to which beginning in May 2011, American Capital will have (i) unlimited demand registration rights to have these shares registered for resale and (ii) the right to “piggy-back” these shares in registration statements we might file in connection with any future public offering so long as we retain our Manager as our manager. American Capital may also sell these shares in a transaction that is not subject to registration under the Securities Act if an exemption from such registration is available. We cannot predict the effect that any sale of our common stock by American Capital will have on the market price of our common stock.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.

We intend to pay quarterly dividends to our stockholders. We have not established a minimum dividend payment level and the amount of our dividend will fluctuate. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a stockholder’s investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

American Capital owns a significant percentage of our common stock, which could result in significant influence over the outcome of matters submitted to the vote of our stockholders.

American Capital currently owns approximately 10.3% of our outstanding common stock, which it acquired in a private placement concurrent with our IPO. As a result, American Capital has significant influence over the outcome of matters submitted to a vote of our stockholders, including the election of our directors or transactions involving a change in control. The interests of American Capital may conflict with, or differ from, the interests of other holders of our common stock. So long as American Capital continues to own a significant percentage of shares of our common stock, it will significantly influence all our corporate decisions submitted to our stockholders for approval, regardless of whether we terminate the management agreement with our Manager.

The stock ownership limit imposed by the Internal Revenue Code for REITs and our amended and restated certificate of incorporation may restrict our business combination opportunities.

To qualify as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our amended and restated certificate of incorporation, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our amended and restated certificate of incorporation, no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock. Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Our Board of Directors granted American Capital an exemption from this ownership limitation. Pursuant to our amended and restated certificate of incorporation, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person’s percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit. Until such a person’s percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of common stock will be in violation of the decreased stock ownership limit. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our amended and restated certificate of incorporation apply to the ownership at any time by any “person,” which term includes entities. These ownership limitations are intended to assist us in complying with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Risks Related to Conflicts of Interest in Our Relationship with Our Manager and American Capital

The management agreement was not negotiated on an arm’s-length basis and the terms, including fees payable, may not be as favorable to us as if it were negotiated with an unaffiliated third party

The management agreement was negotiated between related parties, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, as a result of this relationship, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

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

Because we have no employees, our Manager is responsible for making all of our investments. Certain of our and our Manager’s officers, are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager’s investment committee consists of Messrs. Malon Wilkus, John R. Erickson, Samuel A. Flax and Thomas A. McHale, each of whom are officers of American Capital and have significant responsibilities to American Capital and certain of its various portfolio companies, affiliated entities or managed funds. Because certain of our and our Manager’s officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.

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

Because we have no employees or separate facilities, we are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Our Manager has its own employees, which conduct its day-to-day operations, and has also entered into an administrative services agreement with American Capital pursuant to which our Manager is provided those additional personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Neither the administrative services agreement nor the management agreement requires our Manager or American Capital to dedicate specific personnel to our operations nor requires any specific personnel of American Capital to dedicate a specific amount of time to our business. Additionally, because we rely on American Capital, we may be negatively impacted by an event or factors that negatively impacts American Capital’s business or financial condition.

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

We do not have any employees or separate facilities. Our Manager has its own employees, which conduct its day-to-day operations, and has also entered into an administrative services agreement with American Capital pursuant to which our Manager is provided those additional personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital may assign its rights and obligations thereunder to any of its affiliates, including American Capital, LLC, the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital if it does not fulfill its obligations under the administrative services agreement or it elects to assign the agreement to one of its affiliates.

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

Our Manager is entitled to receive a management fee from us that is based on the amount of our Equity (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. Our Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

Risks Related to Our Management Agreement Structure

The fee structure of our management agreement may limit our Manager’s ability to retain access to its key personnel and key personnel of American Capital.

Because we do not have any employees, we rely on our Manager to administer our business activities and day-to-day operations. Our Manager has its own employees, which conduct its day-to-day operations, and has also entered into an administrative services agreement with American Capital pursuant to which our Manager is provided those additional personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Thus, we are dependent upon certain personnel of American Capital.

Under the terms of our management agreement, we pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. Our Manager uses the proceeds from the management fee in part to pay American Capital for services provided to us by its employees, including members of its senior management, pursuant to the terms of the administrative services agreement. Our management agreement does not provide our Manager with an incentive management fee that would pay our Manager additional compensation as a result of meeting performance targets. However, many of our externally managed competitors pay their managers an incentive management fee, which could enable the manager to provide additional compensation to its key personnel. Thus, the lack of an incentive fee in our management agreement may limit the ability of our Manager, and ultimately American Capital to provide key personnel of American Capital, with additional compensation for strong performance, which could adversely affect our Manager or American Capital’s ability to retain these key personnel. If our Manager or American Capital were not able to retain any of the key personnel that are currently providing services to our Manager or us, it would have to find replacement personnel to provide those services. However, those replacement key personnel may not be able to produce the same operating results as the current key personnel.

Risks Related to Our Business Structure

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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires Exchange Act-reporting companies to assess and attest to the effectiveness of their internal controls over financial reporting and requires their independent registered public accounting firm to audit the effectiveness of the company’s internal controls over financial reporting. There can be no assurance that we will continue to receive an unqualified opinion from our independent registered public accounting firm with regard to the effectiveness our internal controls over financial reporting. In addition, legislation regarding Exchange Act-reporting companies’ internal controls over financial reporting, or other aspects of these companies’ compliance with federal securities laws, may, in the future, be amended so as to impose additional burdens on us. Any failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and the trading price of our common stock.

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

If we were to fail to qualify as a REIT in any taxable year, we would be subject to federal income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Any resulting corporate tax liability could be substantial and would reduce the amount of cash available for distribution to our stockholders, which in turn could have an adverse impact on the value of our common stock. Unless we were entitled to relief under certain Internal Revenue Code provisions, we also would be disqualified from taxation as a REIT for the four taxable years following the year in which we failed to qualify as a REIT.

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

We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a 4% nondeductible excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT requirements of the Internal Revenue Code.

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

We enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings which are secured by the agency securities sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the agency securities that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the agency securities to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the agency securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

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

The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made to acquire or carry real estate assets does not constitute “gross income” for purposes of the 95% gross income test, but would generally constitute non-qualifying income for purposes of the 75% gross income test. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.

Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third-parties over which we have no control or only limited influence.

As a REIT, if we derive net income from prohibited transactions (as defined in the Internal Revenue Code provisions) it is subject to a 100% tax.

Net income that we derive from a prohibited transaction is subject to a 100% tax. The term “prohibited transaction” generally includes a sale or other disposition of property (including agency securities, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We intend to conduct our operations so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. Whether property is held “primarily for sale to customers in the ordinary course of a trade or business” depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.

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

None.

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Stock Prices and Dividend Declarations

Our common stock began trading on May 15, 2008 and is quoted on The NASDAQ Global Select Market under the symbol AGNC. As of February 1, 2010, we had 52 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends paid for the year ended December 31, 2009 and the period from May 20, 2008 through December 31, 2008.

	Sales Prices		Dividends Declared
	High	Low
2009
First Quarter	$21.51	$14.39	$0.85
Second Quarter	$24.04	$16.67	$1.50
Third Quarter	$31.42	$21.40	$1.40
Fourth Quarter	$29.30	$25.00	$1.40

2008
For the period from May 20 through June 30	$20.01	$15.30	$0.31
Third Quarter	$20.25	$13.04	$1.00
Fourth Quarter	$22.49	$12.00	$1.20

We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to qualify for the tax benefits accorded to a REIT under the Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

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

The following table provides information as of December 31, 2009 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders	9,000	$21.58	91,000
Equity compensation plans not approved by security holders	—	$—	—

Total	9,000	$21.58	91,000

Performance Graph

The following graph compares a stockholder’s cumulative total return, assuming $100 invested at May 15, 2008, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor’s 500 Stock Index (“S&P 500”); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our Agency REIT Peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Hatteras Financial Corp. and MFA Mortgage Investments, Inc.

	5/15/2008	6/30/2008	9/30/2008	12/31/2008	3/31/2009	6/30/2009	9/30/2009	12/31/2009
American Capital Agency	100.00	87.60	96.18	125.51	105.53	150.93	196.13	192.42
S&P 500	100.00	92.76	84.99	66.34	59.04	68.44	79.12	83.90
FTSE NAREIT Mortgage REITs	100.00	87.28	80.22	79.86	72.81	83.65	100.78	99.53
Agency REIT Peer group	100.00	92.98	86.57	101.92	94.45	109.76	133.34	132.40

Item 6. Selected Financial Data.

The following selected financial data are derived from our audited financial statements for the year ended December 31, 2009 and the period from May 20, 2008 (date operations commenced) through December 31, 2008. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share amounts)
	As of December 31,
	2009	2008
Balance Sheet Data:
Investment portfolio, at fair value	$4,300,115	$1,573,383
Total assets	$4,625,684	$1,656,325
Repurchase agreements	$3,841,834	$1,346,265
Total liabilities	$4,078,862	$1,398,174
Total stockholders’ equity	$546,822	$258,151
Book value per common share as of period end(1)	$22.48	$17.20

	For the year ended December 31, 2009	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Statement of Operations Data:
Interest income	$127,920	$55,127
Interest expense	43,539	24,937

Net interest income	84,381	30,190

Other income	45,710	10,917
Expenses	(11,145)	(5,755)

Net income before tax	118,946	35,352
Excise tax	335	—

Net income	$118,611	$35,352

Net income per common share—basic and diluted	$6.78	$2.36
Shares outstanding	17,507	15,005
Dividends declared	$5.15	$2.51

	For the year ended December 31, 2009	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Other Data (unaudited):
Average agency securities, at cost	$2,752,465	$1,772,302
Average total assets, at fair value	$3,086,159	$1,826,110
Average repurchase agreements	$2,541,565	$1,529,917
Average stockholders’ equity	$373,179	$266,241
Average asset yield(2)	4.64%	5.04%
Average cost of funds(3)	1.30%	2.63%
Average cost of funds—terminated swap amortization expense(4)	0.41%	—
Net interest rate spread(5)	2.93%	2.41%
Net return on average equity(6)	31.78%	21.44%
Leverage (average during the period)(7)	6.8:1	5.7:1
Leverage (at period end)(8)	7.3:1	5.2:1
Annualized expenses % of average assets(9)	0.36%	0.51%
Annualized expenses % of average equity(10)	2.99%	3.49%

*	Average numbers for each period are weighted based on days on the Company’s books and records. All percentages are annualized.

(1)	Book value per share was calculated by dividing the Company’s total stockholders’ equity by the Company’s number of shares outstanding.
(2)	Weighted average asset yield for the period was calculated by dividing the Company’s average interest income on agency securities less average amortization of premiums and discounts by the Company’s average agency securities.
(3)	Weighted average cost of funds for the period was calculated by dividing the Company’s total interest expense less amortization expense related to the termination of interest rate swaps by the Company’s weighted average repurchase agreements.
(4)	Weighted average cost of funds related to terminated interest rate swap amortization expense was calculated by dividing the Company’s amortization expense by the Company’s weighted average repurchase agreements. The amortization expense associated with the termination of interest rate swaps was $10.3 million for year ended December 31, 2009 and $0.0 million for the period from May 20, 2008 through December 31, 2008.
(5)	Net interest rate spread for the period was calculated by subtracting the Company’s weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from the Company’s weighted average asset yield.
(6)	Net return on average stockholders’ equity for the period was calculated by dividing the Company’s net income by the Company’s average stockholders’ equity for the period.
(7)	Leverage during the period was calculated by dividing the Company’s average repurchase agreements outstanding for the period by the Company’s average stockholders’ equity for the period.
(8)	Leverage at period end was calculated by dividing the amount outstanding under the Company’s repurchase agreements and net liabilities for unsettled agency securities by the Company’s total stockholders’ equity at period end.
(9)	Annualized expenses as a % of average total assets was calculated by dividing the Company’s total expenses by the Company’s average total assets for the period.
(10)	Annualized expenses as a % of average stockholders’ equity was calculated by dividing the Company’s total expenses by the Company’s average stockholders’ equity.

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

EXECUTIVE OVERVIEW

We are a REIT that invests exclusively in residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which principal and interest are guaranteed by government-sponsored entities such as Fannie Mae and Freddie Mac, or by a U.S. Government agency such as Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

We were organized on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our IPO. In connection with the IPO, we sold ten million shares of our common stock at $20.00 per share for net proceeds of $186 million, net of the underwriters’ commission and other offering expenses. Concurrent with our IPO, American Capital purchased five million shares of our common stock in a private placement at $20.00 per share for aggregate proceeds of $100 million. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. In 2009, we completed two follow-on public offerings of a total of 9.3 million shares of our common stock for proceeds, net of the underwriters’ discount and other offering costs, of approximately $222 million. Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.

We are externally managed by American Capital Agency Management, LLC (our “Manager”). Our Manager is a wholly-owned subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. We do not have any employees.

Our principal objective is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities, and realized gains on our investments. We fund our investments through short-term borrowings structured as repurchase agreements. Since our IPO, we have declared or paid dividends of $7.66 per share.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2008. As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders.

As of December 31, 2009 and 2008, we had total assets of $4.6 billion and $1.7 billion, respectively. Our investment portfolio of $4.3 billion at fair value, as of December 31, 2009, consisted of $1.9 billion of fixed-rate agency securities, $1.7 billion of adjustable-rate agency securities and $0.7 billion of collateralized mortgage obligations (“CMOs”) backed by fixed and adjustable-rate agency securities. Our investment portfolio of $1.6 billion at fair value, as of December 31, 2008, consisted entirely of fixed-rate agency securities. Our repurchase agreements outstanding were $3.8 billion and $1.3 billion and our stockholders’ equity was $0.5 billion and $0.3 billion, or $22.48 per share and $17.20 per share, for a leverage ratio, including the net liability for unsettled agency securities, of 7.3 times and 5.2 times our stockholders’ equity as of December 31, 2009 and 2008, respectively. We reported net income of $118.6 million and $35.4 million, or $6.78 and $2.36 per basic and diluted share for the year ended December 31, 2009 and the period from May 20, 2008 through December 31, 2008, respectively. We have declared cumulative dividends of $7.66 and $2.51 per share through December 31, 2009 and 2008, respectively.

Recent Developments

On February 10, 2010, Freddie Mac announced that it will purchase, from the company’s related fixed-rate and adjustable-rate (“ARM”) mortgage Participation Certificate (“PC”) securities, substantially all mortgage loans that are 120 days or more delinquent and Fannie Mae announced that it intends to increase significantly its purchases of delinquent loans from single-family MBS trusts. Freddie Mac will purchase substantially all of the delinquent loans in February 2010. Fannie Mae will begin to purchase delinquent loans in March 2010 and expects to purchase a significant portion of their current delinquent population within a few month period, subject to market, servicer capacity and other constraints. These actions are collectively referred to herein as the “GSE buyouts”.

The GSE buyouts will have the effect of substantially increasing the prepayment speeds of the subject Fannie Mae and Freddie Mac mortgage-backed securities until the purchases are complete. The exact impact is difficult to determine and may not be uniform, even among securities with similar mortgage pool characteristics. Nevertheless, we believe that certain characteristics render a mortgage pool particularly susceptible to having seriously delinquent mortgages subject to the GSE buyouts and that prepayment speed increases will be disproportionally concentrated in securities backed by mortgage pools with these characteristics. These characteristics include having higher coupon or interest-only mortgages or having mortgages that were originated during certain periods of high home price appreciation, which were followed by periods of decline.

The effective yield of securities purchased at premiums or discounts is based on the anticipated prepayments over the life of the security. Therefore, short-term increases or decreases in prepayment speeds may or may not impact the effective yield of securities purchased at premiums or discounts. However, securities that prepay more quickly, regardless of the source of the prepayment, may experience an increase in the frequency and magnitude of margin calls under repurchase agreements because there will likely be a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. Additionally, faster prepayment speeds on securities with market values above par may negatively impact the net asset value of those securities because the holder will receive a prepayment at par, but the net asset value will likely have been at a premium to par.

For a discussion of our strategy to mitigate the risk of a potential increase in GSE buyout activity please refer to sections “Our Asset Management Strategy” and the “Results of Operations” for the year ended December 31, 2009 below.

Our Investment Strategy

Our investment strategy is to manage an investment portfolio consisting exclusively of agency securities that seeks to generate attractive, risk-adjusted returns. Our Manager has established an investment committee comprised of certain of its officers. The investment committee has established investment guidelines, certain of which have been approved by our Board of Directors. The investment committee can change those investment guidelines at any time with the approval of our Board of Directors. The following are our investment guidelines approved by our Board of Directors:

•	no investment shall be made in any non-agency securities;

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and

•	prior to entering into any proposed investment transaction with American Capital or any of its affiliates, a majority of our independent directors must approve the terms of the transaction.

In February 2010, our Board of Directors approved the removal of a guideline that limited our leverage to not greater than 10 times our stockholders’ equity (as computed in accordance with GAAP).

Agency securities consist of residential pass-through certificates and collateralized mortgage obligations for which the principal and interest are guaranteed by a U.S. Government agency or a U.S. Government sponsored entity.

•

Residential Pass-Through Certificates. Residential pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

•

Collateralized Mortgage Obligations. CMOs are structured instruments representing interests in residential pass-through certificates. CMOs consist of multiple classes of securities, with each class having specified characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution. Monthly payments of interest and principal, including prepayments, are typically returned to different classes based on rules described in the trust documents. Principal and interest payments may also be divided between holders of different securities in the CMO and some securities may only receive interest payments while others receive only principal payments.

These securities are collateralized by pools of fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”) or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs will depend on our assessment of the relative value of the securities, which will be based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.

As of December 31, 2009, our $4.3 billion investment portfolio was financed with $3.8 billion of repurchase agreements and $0.5 billion of equity capital, resulting in a leverage ratio of approximately 7.0 times our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, the leverage ratio was approximately 7.3 times our stockholders’ equity as of December 31, 2009. Financing spreads (the difference between yields on our investments and rates on related borrowings, including amortization expense related to terminated swaps) averaged 293 basis points during the year ended December 31, 2009.

The size and composition of our investment portfolio depends on investment strategies being implemented by management, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of, short-term interest rates, mortgage prepayments, market liquidity and government participation in the market.

Our Active Portfolio Management Strategy

Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and the preserving our net asset value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options on agency securities and agency CMOs, based on our Manager’s continual assessment of the relative value and risk and return of these securities. Therefore, the composition of our portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the agency securities market. We may also experience fluctuations in leverage as we pursue our active management strategy, but we generally would expect our leverage to be within six to eleven times the amount of our stockholders’ equity.

For further discussion of our active management strategy please refer to the “Results of Operations” section of this Management’s Discussion and Analysis of Financial Condition and Results of Operations for the year ended December 31, 2009.

Our Financing Strategy

As part of our investment strategy, we leverage our investment portfolio pursuant to master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our agency securities as collateral to secure a short-term loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. Our leverage may vary periodically depending on market conditions and our assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders’ equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. We also cannot assure you that we will continue to be successful in borrowing sufficient amounts to fund our intended acquisitions of agency securities. See “Item 1. Business” in this Annual Report on Form 10-K for further discussion on our financing strategy.

Our Hedging Strategy

As part of our risk management strategy, we may hedge our exposure to interest rate and prepayment risk as our Manager determines is in our best interest given our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when our Manager believes, based on all relevant facts, that bearing the risk enhances our risk/return profile. Our Manager designs an interest rate risk management program consistent with its outlook for the market to attempt to mitigate the impact of changes in interest rates on our investment portfolio and related borrowings. We may enter into interest rate swap agreements, interest rate swaptions, caps, collars, floors, forward contracts, options or futures to attempt to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. See “Item 1. Business” in this Annual Report on Form 10-K for further discussion on our hedging strategy.

Our Option Strategy

As part of our risk management strategy, we may purchase TBA securities or write put or call options on TBA securities as a method of insulating our stockholders’ equity and enhancing our risk/return profile. Our Manager implements this strategy based upon overall market conditions, the level of volatility in the mortgage market, size of our agency securities portfolio, notional value of our swap positions outstanding and our intention to qualify as a REIT.

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

Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115)”, which is codified primarily in FASB ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we classify all of our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity.

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2”), which is codified in FASB ASC Section 320-10-35 (“ASC 320-10-35”). FSP FAS 115-2 changed the other-than-temporary impairment (“OTTI”) model for debt securities such that an OTTI is triggered if (i) an entity has the intent to sell the security, (ii) it is more likely than not that it will be required to sell the security before recovery, or (iii) it does not expect to recover the entire amortized cost basis of the security. In addition, if there is an OTTI charge, FSP FAS 115-2 generally requires that any credit loss component of the OTTI charge be recognized in earnings and the remainder of the OTTI charge remain in OCI. ASC 320-10-35 as it relates to FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 320-10-35 as they relate to FSP FAS 115-2 as of March 31, 2009. The adoption did not have a material impact on our consolidated financial statements.

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320-10-35, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an agency security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security or (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted.

We did not recognize any other-than-temporary impairment on any of our agency securities for the year ended December 31, 2009 and for the period from May 20, 2008 through December 31, 2008.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which is codified in FASB ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.

We estimate long-term prepayment speeds using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. Our

Manager reviews the prepayment speeds estimated by the third-party services and compares the results to market consensus prepayment speeds, if available, and internal prepayment models. Our Manager also considers historical prepayment speeds and current market conditions to validate reasonableness. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to make an adjustment in the current period to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

In instances where we acquire agency securities through repurchase agreements with the same counterparty from whom the agency securities were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase agency securities as a derivative instrument if the transaction does not comply with the criteria in FASB Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions(“FSP FAS 140-3”), which is codified in FASB ASC Topic 860, Transfers and Servicing (“ASC 860”) for gross presentation. If the transaction does not comply with the criteria for gross presentation in ASC 860, such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. If the transaction complies with the criteria for gross presentation in ASC 860, we record both the assets and the related financing on a gross basis in our consolidated balance sheet and the corresponding interest income and interest expense in our consolidated statement of operations. For the year ended December 31, 2009 and for the period from May 20, 2008 through December 31, 2008, we did not have any seller-financed acquisitions of agency securities that did not qualify for gross presentation.

Derivatives Instruments

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivatives instruments that we use are interest rate swaps, interest rate swaptions, TBA agency securities, options and futures. We account for derivatives in accordance with ASC 815. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments in net income immediately. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in gain (loss) on derivative instruments in net income. Derivatives in a gain position are reported as derivative assets at fair value, and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are included in gain (loss) on derivative instruments in net income for each period until the derivative instrument matures or is settled. Any amounts that have been previously deferred in accumulated OCI may need to be reclassified to net income. Any gain (loss) on derivative instruments is included in the operating section in our consolidated statement of cash flows.

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We generally enter into such derivatives with the intention of qualifying for hedge accounting.

We may purchase interest rate swaptions to help mitigate the potential impact of large increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments in our consolidated statement of operations. When a swaption expires unexercised, a realized loss is reported in our consolidated statement of operations equal to the premium paid. When we exercise a swaption, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. For the TBA security contracts that we have entered into, we have not asserted that physical settlement is probable. Accordingly, we have accounted for all such commitments as derivatives and accordingly all realized and unrealized gains and losses are recognized in our consolidated statement of operations.

We may write put and call options on TBA securities to hedge against short-term changes in interest rates. Under a put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments in our consolidated statement of operations. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

We may enter into a forward commitment to purchase or sell specified agency securities as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified agency securities are accounted for as derivatives if the delivery of the specified agency security and settlement extends beyond the shortest period possible for that type of security. We may designate the forward commitment as a qualifying cash flow hedge if at the time of the purchase or sale of the security and throughout the term of the individual contract that physical delivery of the security will occur. For the Forward Commitments that we have not asserted that physical settlement is probable, we have accounted for such commitments as derivatives and recognized all realized and unrealized gains and losses on those commitments in our consolidated statement of operations.

We estimate the fair value of interest rate swaps and interest rate swaptions based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk. We consider the impact of any collateral requirements, credit enhancements or netting arrangements on credit risk. TBA securities and forward settling contracts to purchase or sell securities are valued using third-party pricing services. These third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties.

Income Taxes

We elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law, commencing with the tax year ended December 31, 2008. In order to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT’s federal income tax return and paid to stockholders by the last day of the subsequent year. As of December 31, 2009, we had undistributed taxable income of $21.7 million that we expect to declare by our extended due date of our 2009 federal income tax return and pay in 2010. Accordingly, we do not expect to incur any income tax liability on our 2009 taxable income. If we fail to qualify as a REIT and do not qualify for certain statutory relief provisions, we would be subject to federal, state and local income taxes and may be precluded from qualifying as a REIT for the subsequent four fiscal years following the year in which the REIT qualification was lost.

We declared dividends of $96.4 million and $37.7 million, or $5.15 per share and $2.51 per share, for the year ended December 31, 2009 and period from May 20, 2008 through December 31, 2008. For income tax purposes, our dividends to stockholders for the fiscal year ended December 31, 2009 were composed of $5.01 per share of ordinary income and $0.14 per share of long-term capital gains. For income tax purposes, our dividends to stockholders for the period from May 20, 2008 through December 31, 2008 were composed of ordinary income.

As a REIT, if we fail to distribute in any calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income we retained and on which we have paid corporate income tax. For the year ended December 31, 2009, we did not distribute the required minimum amount as outlined above and were subject to an excise tax of $0.3 million, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the period from May 20, 2008 through December 31, 2008, we distributed the minimum required amount to avoid the payment of any excise tax.

Our domestic taxable REIT subsidiary, American Capital Agency TRS, LLC, will be subject to federal, state and, if applicable, local income tax. For the period from May 20, 2008 through December 31, 2008 and the year ended December 31, 2009, we had no activity in American Capital Agency TRS, LLC.

We evaluate uncertain income tax positions, if any, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), which is codified in FASB ASC Topic 740, Income Taxes (“ASC 740”). Based on our analysis of our position, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2009 and 2008. We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes. The 2008 and 2009 tax years are open to examination by the IRS.

FINANCIAL CONDITION

As of December 31, 2009 and 2008, our investment portfolio consisted of $4.3 billion and $1.6 billion, respectively, of agency securities. The following tables summarize certain characteristics of our investment portfolio as of December 31, 2009 and 2008 (dollars in thousands):

	As of December 31, 2009
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield
Fannie Mae	$2,853,278	$2,952,895	103.5%	$2,983,310	5.26%	4.20%
Freddie Mac	1,248,698	1,298,360	104.0%	1,303,623	5.31%	3.50%
Ginnie Mae	12,456	12,842	103.1%	13,182	6.00%	5.33%

Total / Weighted Average	$4,114,432	$4,264,097	103.6%	$4,300,115	5.28%	3.99%

Fixed-Rate	$1,806,559	$1,863,261	103.1%	$1,887,404	5.40%	4.77%
Adjustable-Rate	1,625,477	1,699,513	104.6%	1,705,487	5.17%	3.18%
CMO	682,396	701,323	102.8%	707,224	5.23%	3.90%

	$4,114,432	$4,264,097	103.6%	$4,300,115	5.28%	3.99%

	As of December 31, 2008
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield
Fannie Mae	$750,547	$761,959	101.5%	$762,597	6.07%	5.18%
Freddie Mac	239,712	243,465	101.6%	242,912	6.10%	5.27%
Ginnie Mae	548,647	564,655	102.9%	567,874	6.17%	4.59%

Total / Weighted Average	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%

Fixed-Rate	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%
Adjustable-Rate	—	—	—	—	—	—
CMO	—	—	—	—	—	—

	$1,538,906	$1,570,079	102.0%	$1,573,383	6.11%	4.98%

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of December 31, 2009 and 2008, the average final contractual maturity of the agency securities in our investment portfolio was 27 and 30 years, respectively. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated, based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

As of December 31, 2009, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices, and CMOs. The following table details the characteristics of our ARMs and hybrid ARMs portfolio by index as of December 31, 2009 (dollars in thousands):

	Six-Month Libor	One-Year Libor	One-Year Treasury
Weighted average term to next reset (months)	56	69	54
Weighted average margin	1.60%	1.72%	2.24%
Weighted average annual period cap	0.45%	2.00%	2.00%
Weighted average lifetime cap	10.65%	10.28%	10.22%
Principal amount	$123,088	$750,375	$467,996
Percentage of investment portfolio at fair value	3%	18%	11%

As of December 31, 2008, our investment portfolio consisted entirely of fixed-rate agency securities.

The following table details the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of December 31, 2009 (dollars in thousands):

	Fair Value	% Total	Average Reset
Less than one year	$—	0%	—
Greater than one year and less than three years	277,076	16%	30
Greater than three years and less than five years	648,093	38%	45
Greater than or equal to five years	780,318	46%	81

Total / Weighted Average	$1,705,487	100%	59

The following table summarizes our agency securities, at fair value, according to their estimated weighted average life classifications as of December 31, 2009 and 2008 (dollars in thousands):

	December 31,
	2009	2008
Less than one year	$432	$—
Greater than one year and less than three years	281,721	1,451,936
Greater than three years and less than five years	1,340,665	117,055
Greater than or equal to five years	2,677,297	4,392

Total	$4,300,115	$1,573,383

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. As interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of December 31, 2009, our portfolio was purchased at a net premium. The actual CPR was approximately 18% for the year ended December 31, 2009 and approximately 8% for the period from

May 20, 2008 through December 31, 2008. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 16% as of December 31, 2009. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, U.S. Government agency or U.S. Government entity buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

We commenced operations on May 20, 2008 and therefore do not consider comparisons of the year ended December 31, 2009 to the period from May 20, 2008 to December 31, 2008 to be meaningful. Therefore, the discussions below present our condensed consolidated statements of operations and key portfolio statistics for the year ended December 31, 2009 and the period from May 20, 2008 through December 31, 2008 in separate sections (in thousands, except per share amounts):

Consolidated Statement of Operations Data:	For the year ended December 31, 2009	For the period from May 20, 2008 through December 31, 2008
Interest income	$127,920	$55,127
Interest expense	(43,539)	(24,937)

Net interest income	84,381	30,190

Gain on sale of agency securities, net	49,947	74
(Loss) gain on derivative instruments, net	(4,237)	10,843

Total other income, net	45,710	10,917

Management fees	(4,668)	(2,244)
General and administrative expenses	(6,477)	(3,511)

Total expenses	(11,145)	(5,755)

Income Taxes	(335)	—
Net income	$118,611	$35,352

Net income per common share—basic and diluted	$6.78	$2.36

Weighted average number of common shares outstanding—basic and diluted	17,507	15,005

Key Portfolio Statistics*:
Average agency securities, at cost	$2,752,465	$1,772,302
Average total assets, at fair value	$3,086,159	$1,826,110
Average repurchase agreements	$2,541,565	$1,529,917
Average stockholders’ equity	$373,179	$266,241
Fixed-rate agency securities at fair value—as of period end	$1,887,404	$1,573,383
Adjustable-rate agency securities at fair value—as of period end	$1,705,487	$—
CMO agency securities at fair value—as of period end	$707,224	$—
Average asset yield(1)	4.64%	5.04%
Average cost of funds(2)	1.30%	2.63%
Average cost of funds—terminated swap amortization expense(3)	0.41%	—
Average net interest rate spread(4)	2.93%	2.41%
Net return on average stockholders’ equity(5)	31.78%	21.44%
Leverage (average during the period)(6)	6.8:1	5.7:1
Leverage (as of period end)(7)	7.3:1	5.2:1
Annualized expenses % of average assets(8)	0.36%	0.51%
Annualized expenses % of average stockholders’ equity(9)	2.99%	3.49%
Book value per common share as of period end(10)	$22.48	$17.20

*	All percentages are annualized.
(1)	Weighted average asset yield for the period was calculated by dividing our total interest income on agency securities less amortization of premiums and discounts by our weighted average agency securities.
(2)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements. Total interest expense excludes amortization expense related to the fair value of terminated swaps during the periods presented.

(3)	Represents amortization expense associated with the termination of interest rate swaps of $10.3 million for the year ended December 31, 2009 and $0 for the period from May 20, 2008 through December 31, 2008.
(4)	Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(5)	Net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity.
(6)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average stockholders’ equity.
(7)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements and net liabilities for unsettled agency securities by our total stockholders’ equity at period end.
(8)	Annualized expenses as a % of average total assets was calculated by dividing our total expenses by our average total assets.
(9)	Annualized expenses as a % of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity.
(10)	Book value per common share was calculated by dividing our total stockholders’ equity by our number of common shares outstanding.

N/A—Not applicable.

FOR THE YEAR ENDED DECEMBER 31, 2009:

Interest Income and Asset Yield

Interest income was $127.9 million for the year ended December 31, 2009, which is net of $26.1 million for net amortization of premiums and discounts on our investment portfolio. Our average agency securities for the year ended December 31, 2009 was $2,752.5 million, with an average asset yield of 4.64% for the period. We had $4.3 billion of agency securities and an unamortized net premium balance of $149.7 million as of December 31, 2009. Premiums and discounts associated with agency securities are amortized into interest income over the life of such securities using the effective yield method.

Leverage

Our leverage as of December 31, 2009 was 7.0 times our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.3 times our stockholders’ equity as of December 31, 2009. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In February 2010, our Board of Directors approved the removal of a guideline that limited our leverage to not greater than 10 times our stockholders’ equity (as computed in accordance with GAAP). Certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding 10 times the amount of our stockholders’ equity. We will seek to eliminate leverage restrictions from our repurchase agreements and master swap agreements.

Interest Expense and Cost of Funds

Interest expense was $43.5 million for the year ended December 31, 2009. Average repurchase agreements outstanding were $2,541.6 million and the average cost of funds was 1.71% for period, which includes amortization expense for previously terminated interest rate swaps of 0.41%. As of December 31, 2009, our average cost of funds was 1.56%, which includes amortization expense for previously terminated interest rate swaps of 0.39%.

During the year ended December 31, 2009 we terminated interest rate swaps with notional amounts of $550.0 million, resulting in net settlement payments of $16.4 million, equal to their fair value on the date of termination. The net settlements are amortized into income over the remaining life of the terminated interest rate swaps through the second quarter of 2010 and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for the terminated swaps was $10.3 million, or 0.41% of interest bearing liabilities, for the year ended December 31, 2009. As of December 31, 2009, the unamortized amount of fees associated with terminated swaps included in accumulated OCI was $6.3 million.

As of December 31, 2009, we had outstanding interest rate swap agreements for a total notional amount of $2.1 billion, or 53% of the outstanding balance under our repurchase agreements. Our interest rate swaps increased the cost of our borrowings by $30.8 million, or 121 basis points, excluding the amortization expense associated with the termination of interest rate swaps, for the year ended December 31, 2009.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $84.4 million for the year ended December 31, 2009. The average net interest rate spread, which equals the average yield on our assets for the period less the average cost of funds for the period, was 2.93%. Excluding the terminated swap amortization expense, the net interest rate spread for the year ended December 31, 2009 was 3.34%. As of December 31, 2009, the net interest rate spread was 2.43%. Excluding the terminated swap amortization expense, the net interest rate spread as of December 31, 2009 was 2.82%.

Gain on Sale of Agency Securities, Net

During the year ended December 31, 2009, we sold agency securities with a cost basis of $6.0 billion for proceeds of $6.1 billion, realizing a gross gain of $53.2 million and a gross loss of $3.3 million, for a net gain of $49.9 million.

The following table is a quarterly summary of our net gain on sale of agency securities for the year ended December 31, 2009 (in thousands):

	Three Months Ended				Year Ended December 31, 2009
	March 31, 2009	June 30, 2009	September 31, 2009	December 31, 2009
Agency securities purchased	$1,838,501	$1,902,981	$2,637,502	$2,956,251	$9,335,235
Agency securities sold	(1,056,444)	(1,430,145)	(1,695,625)	(1,898,159)	(6,080,373)

Net agency securities purchased (sold)	$782,057	$472,836	$941,877	$1,058,092	$3,254,862

Gross gains on sale of agency securities	$5,106	$10,030	$16,885	$21,171	$53,192
Gross losses on sale of agency securities	(288)	(500)	(815)	(1,642)	(3,245)

Net gains on sale of agency securities	$4,818	$9,530	$16,070	$19,529	$49,947

Fixed-rate agency securities, at cost—as of period end	$1,359,079	$1,179,414	$1,238,277	$1,863,261	$1,863,261
Adjustable-rate agency securities, at cost—as of period end	865,807	1,295,752	1,880,943	1,699,513	1,699,513
CMO agency securities, at cost—as of period end	—	120,589	256,967	701,323	701,323

Total agency securities, at cost—as of period end	$2,224,886	$2,595,755	$3,376,187	$4,264,097	$4,264,097

*	Agency securities purchased and sold amounts include payables and receivables for unsettled securities, respectively, and exclude accrued interest

During the quarter ended March 31, 2009, we sold agency securities with a cost basis of $1,051.6 million for proceeds of $1,056.4 million, realizing a gross gain of $5.1 million and a gross loss of $0.3 million, for a net gain of $4.8 million. The transactions were primarily related to diversifying our portfolio from predominately 30- and 40-year fixed-rate securities to securities backed by seasoned, higher coupon hybrid ARMs. Our strategy was based on our Manager’s belief that these securities provided a more attractive investment alternative to many of our fixed-rate holdings. Specifically, our Manager believed that a relatively high percentage of borrowers with hybrid ARMs would be unable to refinance those loans, even in a historically low mortgage rate environment, because of the continued deterioration of housing market conditions, tighter underwriting standards employed by mortgage lenders and GSEs and the generally weaker credit profile of these borrowers. Our Manager believed these securities would experience lower prepayment rates than what their valuations suggested, resulting in a favorable risk-return profile. As of March 31, 2009, securities backed by hybrid ARMs were 39% of our portfolio (at cost) compared to 0% as of December 31, 2008.

During the quarter ended June 30, 2009, we sold agency securities with a cost basis of $1,420.6 million for proceeds of $1,430.1 million, realizing a gross gain of $10.0 million and a gross loss of $0.5 million, for a net gain of $9.5 million. The transactions largely involved further purchases of securities backed by hybrid ARMs and selling securities that our Manager felt did not have favorable loan characteristics, including a high refinancing risk. Additionally, we sold some securities that our Manager believed were likely to produce lower risk-adjusted returns, either as a result of expected interest rate changes or market valuations.

During the quarter ended September 30, 2009, we sold agency securities with a cost basis of $1,679.5 million for proceeds of $1,695.6 million, realizing a gross gain of $16.9 million and a gross loss of $0.8 million, for a net gain of $16.1 million. The transactions were primarily as a result of our Manager shifting its assessment of risk from refinancing risk to GSE buyout risk. Buyouts of delinquent loans from mortgage pools have the same prepayment effect as prepayments due to refinancing activity or home sales. Thus, we sold securities with collateral attributes our Manager believed would lead to higher rates of delinquencies and, therefore, be at risk of a GSE buyout, even though these securities also had attributes that could result in lower prepayments due to refinancing activity. Instead, we acquired securities with collateral attributes our Manager believed would result in lower prepayments from potential GSE buyouts. Our Manager’s shift in strategy was based on its belief that the GSEs would significantly increase their purchases of delinquent loans starting in the first quarter of 2010 because of new accounting rules becoming effective on January 1, 2010, which eliminated the recognition of losses by Fannie Mae and Freddie Mac when buying out delinquent loans, the accumulation of severely delinquent loans within Fannie Mae and Freddie Mac mortgage pools, and Fannie Mae and Freddie Mac’s low cost of capital and its availability to purchase delinquent loans.

In addition to selling specific securities, we also entered into CMO transactions in order to decrease our exposure to potential GSE buyouts. In these transactions, we transferred agency securities, which our Manager believed were at risk of GSE buyouts, in exchange for a combination of cash and commitments to issue us CMO securities. Our CMO securities were structured so that we are to receive principal repayments after the other investors in the CMO receive the first 25% to 30% of the principal prepayments. Therefore, we believe that the other investors will bear most of the prepayment risk related to the potential GSE buyouts. During the quarter, we transferred agency securities with a cost basis of $216.1 million in exchange for cash proceeds of $221.0 million and a commitment to issue us CMO securities with an agreed principal amount of $151.3 million for a price of $158.9 million.

During the quarter ended December 31, 2009, we sold agency securities with a cost basis of $1,878.6 million for proceeds of $1,898.1 million, realizing a gross gain of $21.1 million and a gross loss of $1.6 million, for a net gain of $19.5 million. The transaction activity during the quarter was largely related to a continued repositioning of our portfolio to mitigate the risk of GSE buyouts, including entering into additional CMO transactions similar to the CMO transactions entered into during the prior quarter, whereby we transferred agency securities with a cost basis of $614.9 million in exchange for cash proceeds of $624.3 million and commitments to issue us CMO securities with an agreed principal amount of 424.8 million for a price of $442.4 million. As of December 31, 2009, 16% of our portfolio consisted of CMO securities (at cost).

The following table includes a summary of our portfolio composition by security attributes as of each quarter end during the year ended December 31, 2009:

	Portfolio Composition as a Percentage of Total Portfolio at Cost
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Fixed-Rate
Coupons ≥ 6.5%	4%	2%	1%	1%
Interest-only or 40 year mortgages with coupons < 6.5%	36%	27%	16%	9%
2006 and 2007 vintages, with coupons < 6.5%, excluding interest-only and 40 year mortgages (1)	12%	7%	5%	4%
Other	9%	9%	15%	30%

Total	61%	45%	37%	44%

ARMS
Coupons ≥ 6%	18%	22%	11%	1%
Coupons ≥ 5.5% and < 6%	17%	26%	24%	8%
Interest-only with coupons ≥ 5% and < 5.5%	2%	1%	3%	7%
Other	2%	1%	17%	24%

Total	39%	50%	55%	40%

CMOs backed by fixed-rate and adjustable ARMS	—%	5%	8%	16%

Total	100%	100%	100%	100%

(1)	The year of origination (commonly referred to as "vintage”) for a particular pool was calculated based on the weighted average age of each of the individual securities in the pool. As these securities generally are comprised of individual loans originated in different years, the actual distribution of the loans could differ materially from what is presented above.

Loss on Derivative Instruments, Net

During the year ended December 31, 2009, we recorded a net loss of $4.2 million on our derivative instruments primarily comprised of a net realized loss of $6.2 million related to our TBA and forward settling agency securities, a loss of $0.9 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur, partially offset by a gain of $0.6 million as a result of hedge effectiveness on our interest rate swaps, an unrealized gain of $2.1 million related to our TBA securities and forward settling agency securities and an unrealized gain of $0.2 related to our interest rate swaptions.

Management Fees and General and Administrative Expenses

We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $4.7 million during the year ended December 31, 2009.

General and administrative expenses were $6.5 million for the period. Our general and administrative expenses include the allocation of overhead expenses of $3.0 million from our Manager related to our operations pursuant to our Management Agreement, which included $2.2 million of reimbursements for use of third-party accounting, financial and analytical modeling software and services directly related to our operations. The table below includes a summary of general and administrative expenses for the year ended December 31, 2009 (in thousands):

Reimbursements to our Manager:
Allocations of overhead	$788
Direct charges for use of third-party software and services	2,199

Total reimbursements to our Manager	2,987
Custodian fees and investment transaction costs	856
Accounting fees and public reporting costs	762
Insurance expense	700
Third-party professional service and legal fees	373
Board of Director fees	179
Other	620

Total general and administrative expenses	$6,477

Income Taxes

As a REIT, we are subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions for such year. For the year ended December, 2009, we accrued a Federal excise tax of $0.3 million because our calendar year 2009 distributions were less than the total of these amounts. We expect to distribute all our remaining taxable income for the 2009 fiscal year to our stockholders during 2010 as required for a REIT.

Net Income and Net Return on Equity

Net income was $118.6 million or $6.78 per basic and diluted share for the year ended December 31, 2009. The annualized net return on average equity was 31.8%, or 21.6% excluding other income, net and excise tax.

Dividends

For the year ended December 31, 2009, we declared dividends of $5.15 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of December 31, 2009, we have distributed all of our taxable income for the 2008 tax year and we have $21.7 million of undistributed taxable income related to our 2009 tax year, net of the December 31, 2009 dividend payable of $34.1 million. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include generally temporary differences in the CPR used to amortize premiums or accrete discounts as well as treatment of start-up organizational costs, hedge ineffectiveness, and stock-based compensation and permanent differences for excise tax expense.

FOR THE PERIOD FROM MAY 20, 2008 THROUGH DECEMBER 31, 2008 (“PERIOD ENDED DECEMBER 31, 2008”):

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

Gain on Sale of Agency Securities, Net

During the period ended December 31, 2008, we sold agency securities with a cost basis of $959.0 million for cash proceeds of $959.1 million realizing a gross gain of $1.5 million and a gross loss of $1.4 million, for a net gain of $0.1 million. There was no receivable for sold agency securities as of December 31, 2008.

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

During the period ended December 31, 2008, we recorded a loss of $0.6 million as a result of hedge ineffectiveness on our outstanding interest rate swaps and a loss of $0.3 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

Management Fee and General and Administrative Expenses

We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We accrued a management fee of $2.2 million during the period ended December 31, 2008.

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

Income Taxes

As a REIT, we are subject to a nondeductible federal excise tax of 4% if we do not distribute at least 85% of our ordinary taxable income and 95% of our capital gains taxable income for each calendar year ending December 31, including any undistributed income from the prior excise tax year. For the period ended December 31, 2008, we did not accrue any federal excise taxes because our calendar year 2008 distributions met the minimum distribution requirements.

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

In September 2009, we filed a registration statement with the SEC under the 1933 Act with respect to 3,000,000 shares of common stock available for purchase under the American Capital Agency Corp. Dividend Reinvestment and Direct Stock Purchase Plan (the “Plan”). The Plan allows our stockholders to reinvest cash dividends and distributions and purchase shares of common stock of between $50 and $10,000 per month and, with our prior approval, in excess of $10,000 per month.

In October 2009, we completed a public offering in which 5.0 million shares of our common stock were sold at a public offering price of $26.60 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of approximately $127 million.

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

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.3 times the amount of our stockholders’ equity as of December 31, 2009. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 18 financial institutions, subject to certain conditions. Borrowings under repurchase arrangements secured by agency securities totaled $3.8 billion as of December 31, 2009. As of December 31, 2009, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 4 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of December 31, 2009 and 2008.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of December 31, 2009, we have met all margin requirements. We had unrestricted cash and cash equivalents of $202.8 million and unpledged agency securities of $163.5 million available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2009.

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

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, interest rate swaptions, TBA agency securities, options and futures.

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of December 31, 2009, our interest rate swap agreements had notional amounts totaling $2.1 billion and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. Refer to Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2009 and 2008 and the related activity for the year ended December 31, 2009.

We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of December 31, 2009, we had not transacted any hedging transactions through American Capital Agency TRS, LLC.

Off-Balance Sheet Arrangements

As of December 31, 2009, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2009, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

FORWARD-LOOKING STATEMENTS

This document contains “forward-looking statements” (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Our actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of our investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors. They also include, among other things, statements concerning anticipated revenues, income or loss, dividends, capital structure, or other financial terms, as well as statements regarding subjects that are forward-looking by their nature, such as:

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

Recent Accounting Standards

See Note 2 to our consolidated financial statements in this Annual Report on Form 10-K for further information regarding new accounting pronouncements and their potential impact on our consolidated financial statements.

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

Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest bearing liabilities. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the agency securities that constitute our investment portfolio, which affects our ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.

We may utilize a variety of financial instruments, including interest rate swaps, swaptions, caps, collars, floors, purchases and sales of TBA agency securities and specified agency securities on a forward basis, or put and call options on securities or securities underlying futures contracts, in order to limit the effects of changes in interest rates on our operations. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2009. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected agency securities prices relies on assumptions that define specific agency securities spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio we may from time to time sell any of our agency securities as a part of our overall management of our investment portfolio.

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	-5.5%	-0.7%
+50 Basis Points	-2.0%	-0.6%
-50 Basis Points	-4.4%	0.6%
-100 Basis Points	-17.1%	0.4%

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

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of December 31, 2009, the fair value of these securities was $4.3 billion. When the spread between the yield on our agency securities and U.S. Treasuries or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of December 31, 2009, we had unrestricted cash and cash equivalents of $202.8 million and unpledged agency securities of $163.5 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements.

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

Item 8. Financial Statements and Supplementary Data

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2009 and 2008, for the year ended December 31, 2009 and for the period from May 20, 2008 through December 31, 2008. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management’s Report on Internal Control over Financial Reporting

Our management is responsible for establishing and maintaining adequate internal control over financial reporting as defined in Rule 13a-15(f) under the Securities Exchange Act of 1934. Our internal control over financial reporting is designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of consolidated financial statements for external purposes in accordance with generally accepted accounting principles. Our internal control over financial reporting includes those policies and procedures that (i) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets; (ii) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures are being made only in accordance with authorizations of our management and Board of Directors; and (iii) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of our assets that could have a material effect on the consolidated financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2009, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2009. The effectiveness of our internal control over financial reporting as of December 31, 2009 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited American Capital Agency Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Agency Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects. Our audit included obtaining an understanding of internal control over financial reporting, assessing the risk that a material weakness exists, testing and evaluating the design and operating effectiveness of internal control based on the assessed risk, and performing such other procedures as we considered necessary in the circumstances. We believe that our audit provides a reasonable basis for our opinion.

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use, or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Capital Agency Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2009, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Agency Corp. at December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and for the period from May 20, 2008 (date operations commenced) through December 31, 2008 of American Capital Agency Corp., and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2010

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited the accompanying consolidated balance sheets of American Capital Agency Corp. as of December 31, 2009 and December 31, 2008, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the year ended December 31, 2009 and for the period from May 20, 2008 (date operations commenced) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Agency Corp. at December 31, 2009 and December 31, 2008, and the consolidated results of its operations and its cash flows for the year ended December 31, 2009 and for the period from May 20, 2008 (date operations commenced) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Agency Corp.’s internal control over financial reporting as of December 31, 2009, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 24, 2010 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 24, 2010

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2009	2008
Assets:
Agency securities, at fair value (including pledged assets of $4,136,596 and $1,522,001, respectively)	$4,300,115	$1,573,383
Cash and cash equivalents	202,803	56,012
Restricted cash	19,628	18,692
Interest receivable	22,872	7,851
Derivative assets, at fair value	11,960	—
Receivable for agency securities sold	47,076	—
Principal payments receivable	20,473	—
Other assets	757	387

Total assets	$4,625,684	$1,656,325

Liabilities:
Repurchase agreements	$3,841,834	$1,346,265
Payable for agency securities purchased	180,345	—
Accrued interest payable	2,007	3,664
Derivative liabilities, at fair value	17,798	29,277
Dividend payable	34,050	18,006
Due to Manager	1,662	714
Accounts payable and other accrued liabilities	1,166	248

Total liabilities	4,078,862	1,398,174

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized,
24,322 and 15,005 shares issued and outstanding, respectively	243	150
Additional paid-in capital	507,465	285,917
Retained earnings (accumulated deficit)	19,940	(2,310)
Accumulated other comprehensive income (loss)	19,174	(25,606)

Total stockholders’ equity	546,822	258,151

Total liabilities and stockholders’ equity	$4,625,684	$1,656,325

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands, except per share data)

	For the year ended December 31, 2009	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Interest income:
Interest income	$127,920	$55,127
Interest expense	43,539	24,937

Net interest income	84,381	30,190

Other income, net:
Gain on sale of agency securities, net	49,947	74
(Loss) gain on derivative instruments, net	(4,237)	10,843

Total other income, net	45,710	10,917

Expenses:
Management fees	4,668	2,244
General and administrative expenses	6,477	3,511

Total expenses	11,145	5,755

Income before tax	118,946	35,352
Excise tax	335	—

Net income	$118,611	$35,352

Net income per common share—basic and diluted	$6.78	$2.36

Weighted average number of common shares outstanding—basic and diluted	17,507	15,005

Dividends declared per common share	$5.15	$2.51

Comprehensive income:
Net income	$118,611	$35,352

Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	32,714	3,304
Unrealized gain (loss) on derivative instruments, net	12,066	(28,910)

Other comprehensive income (loss)	44,780	(25,606)

Comprehensive income	$163,391	$9,746

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands, except per share data)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, May 20, 2008 (date operations commenced)	—	$—	—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	35,352	—	35,352
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	3,304	3,304
Unrealized loss on derivative instruments	—	—	—	—	—	—	(28,910)	(28,910)
Issuance of common stock	—	—	15,000	150	285,900	—	—	286,050
Issuance of restricted stock	—	—	5	—	—	—	—	—
Stock-based compensation	—	—	—	—	17	—	—	17
Common dividends declared	—	—	—	—	—	(37,662)	—	(37,662)

Balance, December 31, 2008	—	—	15,005	150	285,917	(2,310)	(25,606)	258,151
Net income	—	—	—	—	—	118,611	—	118,611
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	32,714	32,714
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	12,066	12,066
Issuance of common stock	—	—	9,313	93	221,503	—	—	221,596
Issuance of restricted stock	—	—	4	—	—	—	—	—
Stock-based compensation	—	—	—	—	45	—	—	45
Common dividends declared	—	—	—	—	—	(96,361)	—	(96,361)

Balance, December 31, 2009	—	$—	24,322	$243	$507,465	$19,940	$19,174	$546,822

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31, 2009	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Operating activities:
Net income	$118,611	$35,352
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	26,084	10,121
Amortization of swap termination fee	10,347	6
Ineffectiveness of derivative instruments	(633)	636
Stock-based compensation	45	17
Gain on sale of agency securities, net	(49,947)	(74)
Loss (gain) on derivative instruments, net	4,870	(11,764)
Increase in interest receivable	(15,986)	(7,851)
Increase in other assets	(370)	(387)
(Decrease) increase in accrued interest payable	(1,657)	3,664
Increase in due to Manager	948	714
Increase in accounts payable and other accrued liabilities	918	248

Net cash provided by operating activities	93,230	30,682

Investing activities:
Purchases of agency securities	(9,154,890)	(2,653,815)
Proceeds from sale of agency securities	6,036,601	959,089
Net (payments on) proceeds from derivative instruments not designated as qualifying hedges	(9,546)	11,764
Principal collections on agency securities	561,894	114,600

Net cash used in investing activities	(2,565,941)	(1,568,362)

Financing activities:
Cash dividends paid	(80,317)	(19,656)
Increase in restricted cash	(936)	(18,692)
Payments made on interest rate swap terminations	(16,410)	(275)
Proceeds from repurchase arrangements, net	2,495,569	1,346,265
Net proceeds from common stock offerings	221,596	286,050

Net cash provided by financing activities	2,619,502	1,593,692

Net change in cash and cash equivalents	146,791	56,012
Cash and cash equivalents at beginning of period	56,012	—

Cash and cash equivalents at end of period	$202,803	$56,012

Supplemental disclosure of cash flow information:
Interest paid	$51,259	$21,551
Taxes paid	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

American Capital Agency Corp. (which is referred throughout these financial statements as the “Company”, “we”, “us” and “our”) was organized in Delaware on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). In connection with the IPO, we sold ten million shares of our common stock at $20.00 per share for net proceeds of $186 million, net of the underwriters’ commission and other offering expenses. Concurrent with our IPO, American Capital, Ltd. (“American Capital”) purchased five million shares of our common stock in a private placement at $20.00 per share for aggregate proceeds of $100 million. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. In 2009, we completed two follow-on public offerings of a total of 9.3 million shares of our common stock for proceeds, net of the underwriters’ discount and other offering costs, of approximately $222 million. Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.

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

We earn income primarily from investing in residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”):

•

Residential Pass-Through Certificates. Residential pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

•

Collateralized Mortgage Obligations. CMOs are structured instruments representing interests in residential pass-through certificates. CMOs consist of multiple classes of securities, with each class having specified characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution. Monthly payments of interest and principal, including prepayments, are typically returned to different classes based on rules described in the trust documents. Principal and interest payments may also be divided between holders of different securities in the CMO and some securities may only receive interest payments while others receive only principal payments.

We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Note 2. Summary of Significant Accounting Policies

Basis of Presentation and Consolidation

The consolidated financial statements of the Company are prepared in accordance with accounting principles generally accepted in the United States (“GAAP”).

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Our consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements have been included.

We have evaluated the impact of subsequent events on these financial statements through February 24, 2010, the date these financial statements were issued.

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

Accumulated Other Comprehensive Income (Loss)

Statement of Financial Accounting Standards (“SFAS”) No. 130, Reporting Comprehensive Income, which is codified in Financial Accounting Standards Board (the “FASB”) Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“ASC 220”) divides comprehensive income into net income and other comprehensive income (loss) (“OCI”), which includes unrealized gains and losses on marketable securities classified as available-for-sale and unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities, as amended, (“SFAS No. 133”), which is codified in FASB ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

Investments

SFAS No. 115, Accounting for Certain Investments in Debt and Equity Securities (“SFAS No. 115)”, which is codified primarily in FASB ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we have designated all of our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. We determine the cost of the security and the amount to reclassify out of accumulated OCI into earnings based on the specific identification method.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In April 2009, the FASB issued FASB Staff Position No. FAS 115-2 and 124-2, Recognition and Presentation of Other-Than-Temporary Impairment (“FSP FAS 115-2”), which is codified in FASB ASC 320-10-35 (“ASC 320-10-35”). FSP FAS 115-2 changed the other-than-temporary impairment (“OTTI”) model for debt securities such that an OTTI is triggered if (i) an entity has the intent to sell the security, (ii) it is more likely than not that it will be required to sell the security before recovery, or (iii) it does not expect to recover the entire amortized cost basis of the security. In addition, if there is an OTTI charge, FSP FAS 115-2 generally requires that any credit loss component of the OTTI charge be recognized in earnings and the remainder of the OTTI charge remain in OCI. ASC 320-10-35 as it relates to FSP FAS 115-2 is effective for interim and annual reporting periods ending after June 15, 2009 with early adoption permitted for periods ending after March 15, 2009. We adopted the requirements of ASC 320-10-35 as they relate to FSP FAS 115-2 as of March 31, 2009. The adoption did not have a material impact on our consolidated financial statements.

We evaluate securities for OTTI on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320-10-35, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an agency security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security or (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted.

We did not recognize any other-than-temporary impairment on any of our agency securities for the year ended December 31, 2009 and for the period from May 20, 2008 through December 31, 2008.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with SFAS No. 91, Accounting for Nonrefundable Fees and Costs Associated with Originating or Acquiring Loans and Initial Direct Costs of Leases, which is codified in FASB ASC 310-20, Receivables—Nonrefundable Fees and Other Costs.

We estimate long-term prepayment speeds using third-party services, market data and internal models. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compares the results to market consensus prepayment speeds, if available, and internal prepayment models. We also consider historical prepayment speeds and current market conditions to validate reasonableness. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to make an adjustment in the current period to the amortization or accretion of premiums and discounts that would have an impact on future income.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In instances where we acquire agency securities through repurchase agreements with the same counterparty from whom the agency securities were purchased, we account for the purchase commitment and repurchase agreement on a net basis and record a forward commitment to purchase agency securities as a derivative instrument if the transaction does not comply with the criteria in FASB Staff Position FAS 140-3, Accounting for Transfers of Financial Assets and Repurchase Financing Transactions(“FSP FAS 140-3”), which is codified in FASB ASC Topic 860, Transfers and Servicing (“ASC 860”), for gross presentation. If the transaction does not comply with the criteria for gross presentation in ASC 860, such forward commitments are recorded at fair value with subsequent changes in fair value recognized in income. If the transaction complies with the criteria for gross presentation in ASC 860, we record both the assets and the related financing on a gross basis in our consolidated balance sheet and the corresponding interest income and interest expense in our consolidated statement of operations. For the year ended December 31, 2009 and for the period from May 20, 2008 through December 31, 2008, we did not have any seller-financed acquisitions of agency securities that did not qualify for gross presentation.

Manager Compensation

The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 7 for disclosure on the terms of the management agreement and administrative services agreement.

Derivative Instruments

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivatives instruments that we use are interest rate swaps, options to enter into interest rate swap agreements (“interest rate swaptions”), to-be-announced agency securities (“TBAs”), options and futures. We account for derivatives in accordance with ASC 815. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments in net income immediately. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in gain (loss) on derivative instruments in net income. Derivatives in a gain position are reported as derivative assets at fair value, and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are included in gain (loss) on derivative instruments in net income for each period until the derivative instrument matures or is settled. Any amounts that have been previously deferred in accumulated OCI may need to be reclassified to net income. Any gain (loss) on derivative instruments is included in the operating section in our consolidated statement of cash flows.

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We generally enter into such derivatives with the intention of qualifying for hedge accounting.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We may purchase interest rate swaptions to help mitigate the potential impact of large increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments in our consolidated statement of operations. When a swaption expires unexercised, a realized loss is reported in our consolidated statement of operations equal to the premium paid. When we exercise a swaption, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. For the TBA security contracts that we have entered into, we have not asserted that physical settlement is probable and therefore, we did not designate such forward commitments as hedging instruments. Accordingly, all realized and unrealized gains and losses are recognized in our consolidated statement of operations.

We may write put and call options on TBA securities to hedge against short-term changes in interest rates. Under a put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments in our consolidated statement of operations. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

We may enter into a forward commitment to purchase or sell specified agency securities as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified agency securities are accounted for as derivatives if the delivery of the specified agency security and settlement extends beyond the shortest period possible for that type of security. We may designate the forward commitment as a qualifying cash flow hedge if at the time of the purchase or sale of the security and throughout the term of the individual contract that physical delivery of the security will occur. Realized and unrealized gains and losses associated with forward commitments not designated as hedging instruments are recognized in our consolidated statement of operations.

We estimate the fair value of interest rate swaps and interest rate swaptions based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period,

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk. We consider the impact of any collateral requirements, credit enhancements or netting arrangements on credit risk. TBA securities and forward settling contracts to purchase or sell securities are valued using third-party pricing services. These third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties.

Income Taxes

We elected to be taxed as a REIT under the provisions of the Code and the corresponding provisions of state law, commencing with the tax year ended December 31, 2008. In order to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT’s federal income tax return and paid to stockholders by the last day of the subsequent year.

As a REIT, if we fail to distribute in any calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income we retained and on which we have paid corporate income tax.

Our domestic taxable REIT subsidiary, American Capital Agency TRS, LLC, will be subject to federal, state and, if applicable, local income tax. As of December 31, 2009, we had no activity in American Capital Agency TRS, LLC.

We evaluate uncertain income tax positions, if any, in accordance with FASB Interpretation No. 48, Accounting for Uncertainty in Income Taxes, an interpretation of FASB Statement No. 109 (“FIN No. 48”), which is codified in FASB ASC Topic 740, Income Taxes (“ASC 740”). We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Recent Accounting Pronouncements

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which is codified in FASB ASC 855, Subsequent Events (“ASC 855”). ASC 855 establishes general standards of accounting for and disclosure of events that occur after the balance sheet date but before financial statements are issued or are available to be issued. We adopted ASC 855 in the second quarter of 2009 and evaluated all events or transactions through the date of this filing. During this period, we did not have any material subsequent events that impacted our consolidated financial statements.

In June 2009, the FASB issued SFAS No. 168, The FASB Accounting Standards CodificationTM and the Hierarchy of Generally Accepted Accounting Principles—a replacement of FASB Statement No. 162, which is codified in FASB ASC 105, Generally Accepted Accounting Principles (“ASC 105”). ASC 105 establishes the Codification as the source of authoritative GAAP in the United States (the “GAAP hierarchy”) recognized by the FASB to be applied by nongovernmental entities. Rules and interpretive releases of the Securities and Exchange Commission (“SEC”) under authority of federal securities laws are also sources of authoritative GAAP for SEC registrants. All of the Codification’s content carries the same level of authority and the GAAP hierarchy includes only two levels of GAAP, authoritative and non-authoritative. ASC 105 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. We adopted the requirements of ASC 105 in the third quarter of 2009.

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets which codified SFAS No. 166 in FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). SFAS No. 166 amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. The requirements of ASC 860 as they relate to SFAS No. 166 are effective for financial asset transfers occurring after the beginning of an entity’s first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 166.

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued ASU 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified SFAS No. 167 in FASB ASC Topic 810, Consolidation (“ASC 810”). SFAS No. 167 amends the consolidation guidance applicable to variable interest entities. The amendments will significantly affect the overall consolidation analysis under FASB ASC 810, Consolidation (“ASC 810”) and changes the way entities account for securitizations and special purpose entities as a result of the elimination of the QSPE concept in SFAS No.166. The requirements of ASC 810 as they relate to SFAS No. 167 are effective as of the beginning of the first fiscal year that begins after November 15, 2009 and early adoption is prohibited. Management is currently evaluating the impact on our consolidated financial statements of adopting SFAS No. 167, in particular, the accounting for our purchased interest in CMO securitization trusts where we transferred agency securities as part of the CMO securitization transaction.

In August 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-05 Fair Value Measurements and Disclosures (Topic 820): Measuring Liabilities at Fair Value (“ASU 2009-05”), which provides guidance on measuring the fair value of liabilities under FASB ASC 820, Fair Value Measurements and Disclosures (“ASC 820”). ASU 2009-05 clarifies that the unadjusted quoted price for an identical liability, when traded as an asset in an active market is a Level 1 measurement for the liability and provides guidance on the valuation techniques to estimate fair value of a liability in the absence of a Level 1 measurement. ASU 2009-05 is effective for the first interim or annual reporting period beginning after its issuance. The adoption of ASU 2009-05 did not have a material effect on our consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In January 2010, the FASB issued ASU 2010-06, Fair Value Measurements and Disclosures (“ASU 2010-06”) which amends ASC 820 and requires additional disclosure related to recurring and non-recurring fair value measurements in respect of transfers in and out of Levels 1 and 2 and activity in Level 3 fair value measurements. The Update also clarifies existing disclosure requirements related to the level of disaggregation and disclosure about inputs and valuation techniques. ASU 2010-06 is effective for interim and annual periods beginning after December 15, 2009 except for disclosures related to activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2010-06.

Reclassifications

Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period presentation.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 3. Agency Securities

The following tables summarize our investments in agency securities as of December 31, 2009 and 2008 (dollars in thousands):

	As of December 31, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$2,853,278	$1,248,698	$12,456	$4,114,432
Unamortized discount	(92)	—	—	(92)
Unamortized premium	99,709	49,662	386	149,757

Amortized cost	2,952,895	1,298,360	12,842	4,264,097
Gross unrealized gains	36,750	8,965	340	46,055
Gross unrealized losses	(6,335)	(3,702)	—	(10,037)

Fair value	$2,983,310	$1,303,623	$13,182	$4,300,115

Weighted average coupon	5.26%	5.31%	6.00%	5.28%
Weighted average yield as of December 31, 2009(1)	4.20%	3.50%	5.33%	3.99%
Weighted average yield for the year ended
December 31, 2009(1)	4.78%	4.27%	4.88%	4.64%

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,863,261	$28,210	$(4,067)	$1,887,404
Adjustable-Rate	1,699,513	9,447	(3,473)	1,705,487
CMO	701,323	8,398	(2,497)	707,224

	$4,264,097	$46,055	$(10,037)	$4,300,115

	As of December 31, 2008
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$750,547	$239,712	$548,647	$1,538,906
Unamortized discount	(45)	—	—	(45)
Unamortized premium	11,457	3,753	16,008	31,218

Amortized cost	761,959	243,465	564,655	1,570,079
Gross unrealized gains	2,949	403	3,219	6,571
Gross unrealized losses	(2,311)	(956)	—	(3,267)

Fair value	$762,597	$242,912	$567,874	$1,573,383

Weighted average coupon	6.07%	6.10%	6.17%	6.11%
Weighted average yield as of December 31, 2008(1)	5.18%	5.27%	4.59%	4.98%
Weighted average yield for period from May 20, 2008 through December 31, 2008(1)	5.25%	5.24%	4.69%	5.04%

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,570,079	$6,571	$(3,267)	$1,573,383
Adjustable-Rate	—	—	—	—
CMO	—	—	—	—

	$1,570,079	$6,571	$(3,267)	$1,573,383

(1)	Incorporates future prepayment assumptions and forward rates.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, we had a net liability of $133.3 million for unsettled agency security transactions comprised of a $47.1 million receivable for agency securities sold and a $180.4 million payable for agency securities purchased.

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities of the agency securities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of December 31, 2009 and 2008, according to their estimated weighted average life classifications (dollars in thousands):

	As of December 31, 2009			As of December 31, 2008
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$432	$428	1.95%	$—	$—	—
Greater than one year and less than three years	281,721	281,143	5.87%	1,451,936	1,448,985	6.11%
Greater than three years and less than five years	1,340,665	1,337,777	5.14%	117,055	116,743	6.10%
Greater than or equal to five years	2,677,297	2,644,749	5.25%	4,392	4,351	6.15%

Total	$4,300,115	$4,264,097	5.28%	$1,573,383	$1,570,079	6.11%

The weighted average lives of the agency securities as of December 31, 2009 and 2008 in the table above incorporates anticipated future prepayment assumptions. As of December 31, 2009, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 16%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services, market data and internal estimates. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use our judgment in making adjustments to our models for different securities. Various market participants could use materially different assumptions.

The following table presents the gross unrealized loss and fair values of our agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2009 and 2008 (in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2009	$1,683,452	$(10,037)	$—	$—	$1,683,452	$(10,037)
December 31, 2008	$680,048	$(3,267)	$—	$—	$680,048	$(3,267)

As of December 31, 2009, we did not intend to sell any of these agency securities and we believe it is not more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. We do not believe the unrealized losses on these agency securities are due to credit losses given the GSE guarantees but are rather due to changes in interest rates and prepayment expectations.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009, we sold agency securities with a cost basis of $6,030.5 million for proceeds of $6,083.7 million (including a receivable for sold agency securities of $47.1 million and $3.3 million of sold interest), realizing a gross gain of $53.2 million and a gross loss of $3.3 million, for a net gain of $49.9 million. During the period from May 20, 2008 through December 31, 2008, we sold agency securities with a cost basis of $959.0 million for proceeds of $959.1 million realizing a gross gain of $1.5 million and a gross loss of $1.4 million, for a net gain of $0.1 million. There was no receivable for sold agency securities as of December 31, 2008.

All of our agency securities are classified as available-for-sale and are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for available-for-sale securities for the year ended December 31, 2009 and the period from May 20, 2008 through December 31, 2008 (in thousands):

	Beginning Balance	Appreciation/ (Depreciation)	Reversal of Prior Period (Appreciation)/ Depreciation on Realization	Ending Balance
Year ended December 31, 2009	$3,304	$82,661	$(49,947)	$36,018

Period ended December 31, 2008	$—	$3,378	$(74)	$3,304

The following tables summarize our agency securities pledged as collateral under repurchase agreements, derivative agreements and prime broker agreements by type as of December 31, 2009 and 2008 (in thousands):

Agency Securities Pledged	As of December 31, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$2,851,735	$1,240,830	$13,182	$4,105,747
Amortized cost	2,821,792	1,207,952	12,843	4,042,587
Accrued interest on pledged agency securities	11,774	4,799	62	16,635

Under Derivative Agreements
Fair value	12,719	2,651	—	15,370
Amortized cost	12,409	2,567	—	14,976
Accrued interest on pledged agency securities	57	12	—	69

Under Prime Broker Agreements
Fair value	2,360	13,119	—	15,479
Amortized cost	2,270	13,270	—	15,540
Accrued interest on pledged agency securities	12	54	—	66

Total Fair Value of Agency Securities Pledged and Accrued Interest	$2,878,657	$1,261,465	$13,244	$4,153,366

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Agency Securities Pledged	As of December 31, 2008
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$684,893	$194,920	$567,874	$1,447,687
Amortized cost	684,099	195,515	564,655	1,444,269
Accrued interest on pledged agency securities	3,403	982	2,823	7,208

Under Derivative Agreements
Fair value	19,709	10,989	—	30,698
Amortized cost	19,724	11,052	—	30,776
Accrued interest on pledged agency securities	100	54	—	154

Under Prime Broker Agreements
Fair value	34,185	9,431	—	43,616
Amortized cost	34,381	9,485	—	43,866
Accrued interest on pledged agency securities	175	47	—	222

Total Fair Value of Agency Securities Pledged and Accrued Interest	$742,465	$216,423	$570,697	$1,529,585

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of December 31, 2009 and 2008 (dollars in thousands):

Remaining Maturity	As of December 31, 2009			As of December 31, 2008
	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$3,216,242	$3,177,975	$12,815	$1,117,093	$1,113,174	$5,556
31 - 59 days	889,505	864,612	3,820	330,594	331,095	1,652
60 - 90 days	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—

Total	$4,105,747	$4,042,587	$16,635	$1,447,687	$1,444,269	$7,208

Securitizations

During 2009, we entered into CMO transactions whereby we transferred agency securities with a cost basis of $831.0 million to various investment banks in exchange for cash proceeds of $845.3 million and at the same time entered into a commitment with the same investment banks to purchase to-be-issued securities collateralized by the agency securities transferred for $601.3 million. In each case, the investment bank contributed the transferred agency securities to a securitization trust held by either Fannie Mae or Freddie Mac in exchange for CMO securities held in the trust. Pursuant to the pre-existing commitment, the investment banks transferred to us certain of the CMO securities held in the trust, typically representing the longer maturity classes, or 70 to 75 percent of the cash flows of the agency securities initially transferred by us. Our primary purpose for entering into these transactions was to reduce our exposure to short-term spikes in prepayments by holding the longer maturity classes. We typically will not receive any repayments of principal on these CMO securities until holders of securities entitled to the shorter maturity classes are repaid in full.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

We recognized a gain of $4.1 million from the sale of the agency securities to the investment banks for the portion of CMO securities sold to third parties. The proceeds were recognized in the investing section of our consolidated statement of cash flows.

All of our CMO’s are backed by fixed or adjustable-rate agency securities and Fannie Mae or Freddie Mac guarantee the payment of interest and principal and act as the trustee and administrator of their respective securitization trusts. Our involvement with the trusts described above is limited to the agency securities transferred to them by the investment banks and the CMO securities subsequently held by us. As of December 31, 2009, the fair value of such CMO securities was $594.3 million. Including additional CMOs purchased from third parties in separate transactions, the total fair value of our CMO portfolio was $707.2 million as of December 31, 2009. As of December 31, 2008, we did not hold any CMO securities. Our maximum exposure to loss as a result of our involvement with the trusts relates to the additional liquidity risk of holding CMO securities in a period of severe market dislocations as compared to the underlying collateral transferred to the trusts. The maximum exposure related to this risk is not quantifiable.

Note 4. Repurchase Agreements

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. We have entered into master repurchase agreements with 18 financial institutions as of December 31, 2009. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2009 and 2008, we have met all margin requirements.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2009 and 2008 (dollars in thousands):

Original Maturity	As of December 31, 2009			As of December 31, 2008
	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$1,997,243	0.22%	15	$97,081	3.00%	15
31 - 60 days	967,625	0.25%	20	482,458	2.32%	17
61 - 90 days	327,945	0.28%	42	741,721	2.20%	28
Greater than 90 days	549,021	0.27%	52	25,005	2.10%	41

Total / Weighted Average	$3,841,834	0.24%	24	$1,346,265	2.30%	23

As of December 31, 2009 and 2008, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Note 5. Derivative Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate swap agreements, interest rate swaptions, TBA agency securities, caps, collars, floors, forward contracts, options or futures to attempt to

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, see discussion of derivative instruments in Note 2.

As of December 31, 2009 and December 31, 2008, our derivative instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one month LIBOR with terms usually ranging up to 5 years. Our interest rate swaps are designated as cash flow hedges under ASC 815.

As of December 31, 2009 and 2008, we had net interest rate swaps liabilities of $10.5 million and $29.3 million, respectively. The tables below summarize information about our outstanding interest rate swaps as of December 31, 2009 and 2008 (dollars in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	December 31,
		2009	2008
Swap assets	Derivative assets, at fair value	$4,205	$—
Swap liabilities	Derivative liabilities, at fair value	(14,719)	(29,277)

		$(10,514)	$(29,277)

Remaining Swap Term	As of December 31, 2009
	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	1,500,000	1.71%	0.23%	(9,681)	2.2
Greater than 3 year and less than 5 years	550,000	2.71%	0.23%	(833)	4.5
Greater than 5 Years	—	—	—	—	—

Total	$2,050,000	1.98%	0.23%	$(10,514)	2.8

Remaining Swap Term	As of December 31, 2008
	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	550,000	3.42%	1.00%	(18,900)	1.4
Greater than 3 year and less than 5 years	100,000	4.46%	1.32%	(10,377)	4.0
Greater than 5 Years	—	—	—	—	—

Total	$650,000	3.58%	1.05%	$(29,277)	1.8

Derivative instruments entered into in addition to interest rate swap agreements are intended to supplement our use of interest rate swaps and we do not currently expect our use of these instruments to be the primary protection against interest rate risk for our portfolio. These instruments are accounted for as derivatives, but are not typically designated as hedges under ASC 815. Therefore, any changes in the fair values of the contracts prior to their settlement date are included in earnings. We do not use derivative instruments for speculative purposes.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $596.5 million for the purchase of securities and $616.7 million for the sale of securities and a net liability of $2.9 million for the purchase of securities and a net asset of $5.0 million for the sale of securities, resulting in a net asset of $2.1 million.

As of December 31, 2009, our interest rate swaption agreements outstanding consisted of $200 million in notional amount of options to enter into interest rate swaps in the future where we would pay a fixed rate (“Payer Swaptions”) and $100 million in notional amount of options to enter into interest rate swaps in the future where we would receive a fixed rate (“Receiver Swaptions”) as summarized in the table below (dollars in thousands):

Swaption	Option			Underlying Swap
	Cost	Fair Value	Months to Expiration	Notional Amount	Pay Rate	Receive Rate	Term (Years)
Payer	$2,148	$2,389	10	$200,000	4.23%	1M Libor	5
Receiver	243	169	2	100,000	1M Libor	2.54%	5

	$2,391	$2,558		$300,000

The table below summarizes information about our derivatives outstanding as of December 31, 2009 that were not designated as hedging instruments as of December 31, 2009 (in thousands). We had no derivatives outstanding as of December 31, 2008 that were not designated as hedging instruments.

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2009
Purchase of TBA and forward settling agency securities—asset	Derivative assets, at fair value	$172
Sale of TBA and forward settling agency securities—asset	Derivative assets, at fair value	5,025
Payer Swaptions—asset	Derivative assets, at fair value	2,389
Receiver Swaptions—asset	Derivative assets, at fair value	169

		$7,755

Purchase of TBA and forward settling agency securities—liability	Derivative liabilities, at fair value	$(3,069)
Sale of TBA and forward settling agency securities—liability	Derivative liabilities, at fair value	(10)

		$(3,079)

		$4,676

During the year ended December 31, 2009 and period from May 20, 2008 through December 31, 2008, we entered into interest rate swaps with combined notional amounts of $1,950.0 million and $700.0 million, respectively. During the year ended December 31, 2009 and the period from May 20, 2008 through December 31, 2008, we terminated interest rate swaps with notional amounts of $550.0 million and $50.0 million, resulting in net settlement payments of $16.4 million and $0.3 million, respectively, equal to their fair value on the date of termination. The net settlements are amortized into income over the remaining life of the terminated interest rate swaps and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for the terminated swaps was $10.3 million and $0.0 million for the year ended December 31, 2009 and the period from May 20, 2008 through December 31, 2008, respectively. As of December 31, 2009, the unamortized amount of fees associated with terminated swaps to be amortized through the second quarter of 2010 was $6.3 million.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

During the year ended December 31, 2009 and period from May 20, 2008 through December 31, 2008, we recorded losses of $0.9 million and $0.3 million, respectively, as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur and a gain of $0.6 million and a loss of $0.6 million, respectively, in (loss) gain on derivative instruments, net in our consolidated statements of operations and comprehensive income for hedge ineffectiveness on our outstanding interest rate swaps.

The table below summarizes the effect of derivative instruments designated as hedges under ASC 815 on our income statement for the year ended December 31, 2009 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)(1)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$12,066	Interest expense	$(30,832)	(Loss) gain on derivative instruments, net	$633

Additionally, during the year-ended December 31, 2009, we entered into forward commitments of $147.4 million to purchase specified agency securities that were designated as all-in-one cash flow hedges pursuant to ASC Topic 815. The amount of net gains recognized in OCI for derivative instruments related to the forward commitments was $0.8 million, which was reclassified to OCI for available-for-sale securities upon the physical settlement of the agency securities.

The table below summarizes the effect of derivative instruments designated as hedges under ASC 815 on our income statement for the period from May 20, 2008 through December 31, 2008 (in thousands):

Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)(1)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Interest rate swaps	$(28,910)	Interest Expense	$(938)	(Loss) gain on derivative instruments, net	$(636)

(1)	This amount excludes $0.9 and $0.3 million recorded as a loss in (loss) gain on derivative instruments, net in our consolidated statement of operations as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur for the year ended December 31, 2009 and for the period from May 20, 2008 through December 31, 2008, respectively.

The amount of net interest expense expected to flow through our statement of operations over the next twelve months due to expected net settlements on our interest rate swaps is $34.6 million.

During the year ended December 31, 2009 and for the period from May 20, 2008 through December 31, 2008, we recorded a loss of $3.9 million and gain of $11.8 million, respectively, in (loss) gain on derivative instruments, net in our consolidated statement of operations for derivatives not designated as hedging instruments under ASC 815.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The table below summarizes the effect of derivative instruments not designated as hedges under ASC 815 on our income statement for the year ended December 31, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Notional Amount	Amount of (Loss)/Gain Recognized in Income on Derivatives
Purchase of TBA and forward settling agency securities	(Loss) gain on derivative instruments, net	$576,516	$(2,657)
Sale of TBA and forward settling agency securities	(Loss) gain on derivative instruments, net	2,636,747	(1,431)
Payer Swaptions	(Loss) gain on derivative instruments, net	200,000	241
Receiver Swaptions	(Loss) gain on derivative instruments, net	100,000	(74)

		$3,513,263	$(3,921)

The table below summarizes the effect of derivative instruments not designated as hedges under ASC 815 on our income statement for the period from May 20, 2008 through December 31, 2008 (in thousands):

Derivatives Not Designated as Hedging Instruments	Location of Gain Recognized in Income on Derivatives	Notional Amount	Amount of Gain/(Loss) Recognized in Income on Derivatives
Purchase of TBA Securities	(Loss) gain on derivative instruments, net	$1,250,000	$11,914
Put Options on TBA Securities	(Loss) gain on derivative instruments, net	250,000	465
Call Options on TBA Securities	(Loss) gain on derivative instruments, net	1,500,000	(615)

		$3,000,000	$11,764

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our interest rate swaps, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. We had agency securities with fair values of $15.4 million and $30.7 million, and cash and cash equivalents of $10.2 million and $1.8 million, pledged as collateral against our interest rate swaps as of December 31, 2009 and 2008, respectively. The cash and cash equivalents pledged as collateral is included in restricted cash on our consolidated balance sheets. In the event of a default by a counterparty we may not receive payments provided for under the terms of our derivatives, and may have difficulty obtaining our assets pledged as collateral for our derivatives. We do not anticipate any defaults by our derivative instrument contract counterparties.

Credit Risk-Related Contingent Features

Each of our ISDA Master Agreements contain a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts range from $5 million to $25 million. As of December 31, 2009 and December 31, 2008, the fair value of derivatives in a liability position related to these agreements was $14.7 million and $29.3 million,

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

respectively. Following an event of default, a termination event may occur and we would be required to settle our obligations under the agreements at their termination values of $15.4 million and $29.9 million as of December 31, 2009 and December 31, 2008, respectively, which includes accrued interest.

Each of our ISDA Master Agreements also contain provisions under which we are required to fully collateralize our obligations under the derivative instrument if at any point the fair value of the derivative represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our derivative transactions. As of December 31, 2009 and December 31, 2008, we have posted agency securities and cash collateral totaling $25.6 million and $32.5 million, respectively, related to these agreements. If we breach any of these provisions we will be required to settle our obligations under the agreements at their termination values.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our net worth at the end of any calendar quarter declines by 30% or more from the end of any previous calendar quarter or if our net worth declines by 40% or more at any time during any consecutive twelve-month period. As of December 31, 2009 and December 31, 2008, the fair value of derivatives in a liability position related to this agreement was $1.7 million and $5.3 million, respectively. As of December 31, 2009 and December 31, 2008, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if we fail to maintain minimum stockholders’ equity of the greater of (a) $200 million or (b) 50% of the highest stockholders’ equity from the date of the agreement. As of December 31, 2009 and December 31, 2008, the fair value of derivatives in a liability position related to this agreement was $7.7 million and $12.3 million, respectively. As of December 31, 2009 and December 31, 2008, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our total stockholders’ equity declines by 50% or more from our total stockholders’ equity at our IPO date. As of December 31, 2009, the fair value of derivatives in a liability position related to this agreement was $1.8 million. As of December 31, 2008, there were no outstanding derivative instruments related to this agreement. As of December 31, 2009 and December 31, 2008, we were not in violation of this provision.

Note 6. Fair Value Measurements

SFAS No. 157, Fair Value Measurements, or SFAS No. 157 which is codified in ASC 820, defines fair value, establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of hierarchy established by ASC 820 are defined as follows:

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

Derivative Instruments

Interest rate swaps and swaptions are valued using a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates and the pay rate on the interest rate swaps and, in the case of interest rate swaptions, on the future interest rate swap that we have the option to enter into. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

Contracts to purchase or sell TBA securities and specified agency securities on a forward basis are valued using the same methods to value agency securities described above.

Our financial assets and liabilities as of December 31, 2009 and 2008, carried at fair value on a recurring basis are valued as follows (in thousands):

	As of December 31, 2009
	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$2,983,310	$—	$2,983,310
Freddie Mac	—	1,303,623	—	1,303,623
Ginnie Mae	—	13,182	—	13,182

Total agency securities	—	4,300,115	—	4,300,115
Derivative instruments:
Assets	—	11,960	—	11,960
Liabilities	—	(17,798)	—	(17,798)

Total derivative instruments, net	—	(5,838)	—	(5,838)

Total	$—	$4,294,277	$—	$4,294,277

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	As of December 31, 2008
	Level 1	Level 2	Level 3	Total
Agency securities:
Fannie Mae	$—	$762,597	$—	$762,597
Freddie Mac	—	242,912	—	242,912
Ginnie Mae	—	567,874	—	567,874

Total agency securities	—	1,573,383	—	1,573,383
Derivative instruments:
Assets	—	—	—	—
Liabilities	—	(29,277)	—	(29,277)

Total derivative instruments, net	—	(29,277)	—	(29,277)

Total	$—	$1,544,106	$—	$1,544,106

Note 7. Management Agreement and Related Party Transactions

We are externally managed and advised by our Manager pursuant to the terms of a management agreement which provides for an initial term through May 20, 2011 with automatic one-year extension options and subject to certain termination rights. We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the year ended December 31, 2009 and period from May 20, 2008 through December 31, 2008, we recorded an expense for management fees of $4.7 million and $2.2 million, respectively.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For the year ended December 31, 2009 and for the period from May 20, 2008 through December 31, 2008, we recorded expense reimbursements to our Manager of $3.0 million and $1.4 million, respectively. In addition, we are required to reimburse our Manager, or American Capital, for all one-time costs that our Manager, or American Capital, paid on behalf of us that were incurred in connection with our formation, organization and IPO. There were no such costs during the year ended December 31, 2009. As of December 31, 2009 and 2008, $1.7 million and $0.7 million, respectively, was payable to our Manager.

We will be required to pay our Manager a termination fee for non-renewal of the management agreement without cause. The termination fee will be equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of the termination.

Note 8. Income Taxes

We declared dividends of $96.4 million and $37.7 million, or $5.15 per share and $2.51 per share, for the year ended December 31, 2009 and period from May 20, 2008 through December 31, 2008, respectively. For income tax purposes, our dividends to stockholders for the fiscal year ended December 31, 2009 were composed of $5.01 per share of ordinary income and $0.14 per share of long-term capital gains. For income tax purposes, our dividends to stockholders for the period from May 20, 2008 through December 31, 2008 were composed of ordinary income.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

As of December 31, 2009, we had undistributed taxable income of $21.7 million that we expect to declare by our extended due date of our 2009 federal income tax return and pay in 2010. Accordingly, we do not expect to incur any income tax liability on our 2009 taxable income. As of December 31, 2008, we had undistributed taxable income of $4.3 million, which we declared and paid during 2009.

For the year ended December 31, 2009, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2, and consequently we accrued an excise tax of $0.3 million, which is included in our provision for income taxes on the accompanying consolidated statements of operations. For the period from May 20, 2008 through December 31, 2008, we distributed the minimum required amount to avoid the payment of any excise tax.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2009 and 2008. Our tax returns for 2008 and 2009 tax years are open to examination by the IRS.

Note 9. Stockholders’ Equity

Long-term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. An aggregate of 100,000 shares of our common stock has been reserved for issuance under this plan. Simultaneous with the completion of our IPO, 4,500 shares of restricted common stock were granted to our independent directors pursuant to this plan (grant date fair value of $19.35 per share) that vest annually over three years. In July 2009, 4,500 shares of restricted common stock were granted to our independent directors pursuant to this plan (grant date fair value of $23.80 per share) that vest annually over three years. As of December 31, 2009 and 2008, the plan had 91,000 and 95,500 common shares remaining available for future issuance, respectively. As of December 31, 2009 and 2008, we had unrecognized compensation expense of $131,725 and $69,103 related to unvested shares of restricted stock, respectively. We recorded compensation expense of $44,479 and $17,972 related to restricted stock awards during the year ended December 31, 2009 and the period from May 20, 2008 through December 31, 2008, respectively.

Equity Offering

In August 2009, we completed a public offering in which 4.3 million shares of our common stock, including the over-allotment option, were sold at a public offering price of $23.30 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of approximately $95 million.

In October 2009, we completed a public offering in which 5.0 million shares of our common stock were sold at a public offering price of $26.60 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of approximately $127 million.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. An aggregate of 3.0 million shares of our common stock has been reserved for issuance under the plan. As of December 31, 2009, no shares have been issued under the plan.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Note 10. Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations for the year ended December 31, 2009 and the period from May 20, 2008 through December 31, 2008 (in thousands, except per share data).

	Quarter ended March 31, 2009	Quarter ended June 30, 2009	Quarter ended September 30, 2009	Quarter ended December 31, 2009	For the Year ended December 31, 2009
Interest income:
Interest income	$22,351	$31,690	$32,793	$41,086	$127,920
Interest expense	8,129	9,585	11,551	14,274	43,539

Net interest income	14,222	22,105	21,242	26,812	84,381

Other income:
Gain on sale of agency securities, net	4,818	9,530	16,070	19,529	49,947
(Loss) gain on derivative instruments, net	(358)	1,226	(3,435)	(1,670)	(4,237)

Total other income	4,460	10,756	12,635	17,859	45,710

Expenses:
Management fees	903	939	1,166	1,660	4,668
General and administrative expenses	1,468	1,556	1,474	1,979	6,477

Total expenses	2,371	2,495	2,640	3,639	11,145

Income before taxes	16,311	30,366	31,237	41,032	118,946
Excise tax	—	—	—	335	335

Net income	$16,311	$30,366	$31,237	$40,697	$118,611

Net income per common share—basic and diluted	1.09	2.02	1.82	1.79	6.78
Weighted average number of common shares outstanding—basic and diluted	15,005	15,005	17,191	22,746	17,507
Dividends declared per common share	$0.85	$1.50	$1.40	$1.40	$5.15

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	For the period from May 20, 2008 (date operations commenced) through June 30, 2008	Quarter ended September 30, 2008	Quarter ended December 31, 2008	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Interest income:
Interest income	$9,924	$28,071	$17,132	$55,127
Interest expense	3,597	11,009	10,331	24,937

Net interest income	6,327	17,062	6,801	30,190

Other income:
Gain (loss) on sale of agency securities, net	231	(162)	5	74
Gain on derivative instruments, net	217	4,340	6,286	10,843

Total other income	448	4,178	6,291	10,917

Expenses:
Management fees	402	915	927	2,244
General and administrative expenses	874	1,424	1,213	3,511

Total expenses	1,276	2,339	2,140	5,755

Net income	$5,499	$18,901	$10,952	$35,352

Net income per common share—basic and diluted	$0.37	$1.26	$0.73	$2.36
Weighted average number of common shares outstanding—basic and diluted	15,005	15,005	15,005	15,005
Dividends declared per common share	$0.31	$1.00	$1.20	$2.51

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures.

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

Our Manager, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2009. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during the year ended December 31, 2009.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2010 Annual Meeting of Stockholders (the “2010 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

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

Item 13. Certain Relationships and Related Transactions.

Information in response to this Item is incorporated herein by reference to the information provided in the 2010 Proxy Statement under the heading “CERTAIN TRANSACTIONS WITH RELATED PERSONS.”

Item 14. Principal Accountant Fees and Services.

Information in response to this Item is incorporated herein by reference to the information provided in the 2010 Proxy Statement under the heading “REPORT OF THE AUDIT COMMITTEE” and “PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT AUDITORS.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statement of Operations for the year ended December 31, 2009 and the Period from May 20, 2008 through December 31, 2008

•	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2009 and the Period from May 20, 2008 through December 31, 2008

•	Consolidated Statement of Cash Flows for the year ended December 31, 2009 and the Period from May 20, 2008 through December 31, 2008

(2)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description

*3.1.	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2.	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.3.	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

*10.1.	Registration Rights Agreement between American Capital Agency Corp. and American Capital Strategies, Ltd., dated May 20, 2008, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.2.	Management Agreement between American Capital Agency Corp. and American Capital Agency Management, LLC, dated May 20, 2008, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

†*10.3.	Restricted Stock Agreement between American Capital Agency Corp. and Morris A. Davis, dated May 20, 2008, incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

†*10.4.	Restricted Stock Agreement between American Capital Agency Corp. and Randy E. Dobbs, dated May 20, 2008, incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

Exhibit	Description

†*10.5.	Restricted Stock Agreement between American Capital Agency Corp. and Larry K. Harvey, dated May 20, 2008, incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

†*10.6.	American Capital Agency Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.1 of Registration Statement on Form S-8 (File No. 333-151027) filed May 20, 2008.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

1) American Capital Agency TRS, LLC, a Delaware limited liability company

23.	Consent of Ernst & Young LLP, filed herewith.

24.	Powers of Attorneys of directors and officers, filed herewith.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed
†	Management contract or compensatory plan or arrangement

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

By:	/s/ MALON WILKUS
Malon Wilkus
Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 24, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2010

/s/ JOHN R. ERICKSON John R. Erickson	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 24, 2010

* Morris A. Davis	Director	February 24, 2010

* Randy E. Dobbs	Director	February 24, 2010

* Larry K. Harvey	Director	February 24, 2010

* Alvin N. Puryear	Director	February 24, 2010

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact