Form 10-Q
period 2009-12-31
American Capital Agency Corp
filed 2010-05-03
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2010, was 26,760,295.

AMERICAN CAPITAL AGENCY CORP.

ITEM 1.	Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2010	December 31, 2009
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged assets of $4,855,633 and $4,136,596, respectively)	$5,240,254	$4,300,115
Cash and cash equivalents	105,264	202,803
Restricted cash	26,630	19,628
Interest receivable	26,168	22,872
Derivative assets, at fair value	8,736	11,960
Receivable for agency securities sold	273,832	47,076
Principal payments receivable	88,474	20,473
Other assets	631	757

Total assets	$5,769,989	$4,625,684

Liabilities:
Repurchase agreements	$4,651,115	$3,841,834
Payable for agency securities purchased	436,100	180,345
Accrued interest payable	2,265	2,007
Derivative liabilities, at fair value	28,689	17,798
Dividend payable	37,465	34,050
Due to Manager	843	1,662
Accounts payable and other accrued liabilities	393	1,166

Total liabilities	5,156,870	4,078,862

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 26,760 and 24,322 shares issued and outstanding, respectively	268	243
Additional paid-in capital	569,595	507,465
Retained earnings	35,625	19,940
Accumulated other comprehensive income	7,631	19,174

Total stockholders’ equity	613,119	546,822

Total liabilities and stockholders’ equity	$5,769,989	$4,625,684

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2010	2009
Interest income:
Interest income	$38,797	$22,351
Interest expense	15,510	8,129

Net interest income	23,287	14,222

Other income, net:
Gain on sale of agency securities, net	27,408	4,818
Gain (loss) on derivative instruments, net	5,920	(358)

Total other income, net	33,328	4,460

Expenses:
Management fees	1,784	903
General and administrative expenses	1,681	1,468

Total expenses	3,465	2,371

Net income	$53,150	$16,311

Net income per common share—basic and diluted	$2.13	$1.09

Weighted average number of common shares outstanding—basic and diluted	25,002	15,005

Dividends declared per common share	$1.40	$0.85

Comprehensive income:
Net income	$53,150	$16,311

Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities, net	1,933	29,284
Unrealized loss on derivative instruments, net	(13,476)	(2,038)

Other comprehensive (loss) income	(11,543)	27,246

Comprehensive income	$41,607	$43,557

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	24,322	$243	$507,465	$19,940	$19,174	$546,822
Net income	—	—	—	—	—	53,150	—	53,150
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	1,933	1,933
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(13,476)	(13,476)
Issuance of common stock	—	—	2,434	24	62,114	—	—	62,138
Issuance of restricted common stock	—	—	4	1	—	—	—	1
Stock-based compensation	—	—	—		16	—	—	16
Common dividends declared	—	—	—	—	—	(37,465)	—	(37,465)

Balance, March 31, 2010 (Unaudited)	—	$—	26,760	$268	$569,595	$35,625	$7,631	$613,119

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the three months ended March 31,
	2010	2009
Operating activities:
Net income	$53,150	$16,311
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	12,259	3,449
Amortization of interest rate swap termination fees	3,676	329
Ineffectiveness of derivative instruments	192	(586)
Stock-based compensation	17	7
Gain on sale of agency securities, net	(27,408)	(4,818)
Gain on derivative instruments, net	(6,112)	—
Decrease (increase) in interest receivable	1,732	(2,062)
Decrease in other assets	126	130
Increase (decrease) in accrued interest payable	258	(2,236)
Decrease in due to Manager	(819)	(49)
(Decrease) increase in accounts payable and other accrued liabilities	(773)	105

Net cash provided by operating activities	36,298	10,580

Investing activities:
Purchases of agency securities	(3,056,410)	(1,631,281)
Proceeds from sale of agency securities	1,916,207	1,019,862
Net proceeds from derivative instruments not designated as qualifying hedges	794	—
Principal collections on agency securities	175,205	126,492

Net cash used in investing activities	(964,204)	(484,927)

Financing activities:
Cash dividends paid	(34,050)	(18,006)
Increase in restricted cash	(7,002)	(6,476)
Payments made on interest rate swap terminations	—	(6,617)
Proceeds from repurchase arrangements, net	809,281	503,208
Net proceeds from common stock issuances	62,138	—

Net cash provided by financing activities	830,367	472,109

Net change in cash and cash equivalents	(97,539)	(2,238)
Cash and cash equivalents at beginning of period	202,803	56,012

Cash and cash equivalents at end of period	$105,264	$53,774

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

Our unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. There has been no activity in American Capital Agency TRS, LLC during the three months ended March 31, 2010 and 2009.

Note 2. Organization

We were organized in Delaware on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are managed by American Capital Agency Management, LLC (our “Manager”), a subsidiary of a wholly-owned portfolio company of American Capital, Ltd. (“American Capital”).

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

Note 3. Summary of Significant Accounting Policies

Investments in Agency Securities

Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity. We determine the cost of the security and the amount to reclassify out of accumulated OCI into earnings based on the specific identification method.

Interest-only strips represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. Interest-only strips are measured at fair value through earnings in gain (loss) on derivative instruments, net in our consolidated statements of operations and comprehensive income. Our investments in interest-only strips are included in agency securities, at fair value on the accompanying consolidated balance sheet.

We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an agency security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security or (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted.

We did not recognize any OTTI charges on any of our agency securities for the three months ended March 31, 2010 and 2009.

Derivative Instruments

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows. In particular we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, options to enter into interest rate swap agreements (“interest rate swaptions”), to-be-announced agency securities (“TBAs”), options and futures. We account for derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments, net immediately. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are included in gain (loss) on derivative instruments, net for each period until the derivative instrument matures or is settled. Any amounts that have been previously recorded in accumulated OCI may need to be reclassified to net income. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

recorded in gain (loss) on derivative instruments, net. Derivatives in a gain position are reported as derivative assets at fair value, and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. Any gain (loss) on derivative instruments is included in the operating section in our consolidated statement of cash flows.

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We generally enter into such derivatives with the intention of qualifying for hedge accounting.

We may purchase interest rate swaptions to help mitigate the potential impact of large increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in our consolidated statement of operations and comprehensive income. When a swaption expires unexercised, a realized loss is reported in our consolidated statement of operations and comprehensive income equal to the premium paid. When we exercise a swaption, a realized gain or loss is reported in our consolidated statement of operations and comprehensive income equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. For the TBA security contracts that we have entered into, we have not asserted that physical settlement is probable and therefore, we did not designate such forward commitments as hedging instruments. Accordingly, all realized and unrealized gains and losses are recognized in our consolidated statement of operations in the line item gain (loss) on derivative instruments, net.

We may purchase put and call options on TBA securities to hedge against short-term changes in interest rates. Under a purchased put option, we have the right to sell the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a purchased call option, we have the right to purchase from the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium paid for a put or call option is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments, net in our consolidated statement of operations and comprehensive income. When a purchased put or call option expires unexercised, a realized loss is reported in our consolidated statement of operations equal to the premium paid. When a purchased put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium paid and the fair value of the exercised put or call option. In addition, a derivative asset is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We may also write put and call options on TBA securities to hedge against short-term changes in interest rates. Under a written put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a written call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments, net in our consolidated statement of operations and comprehensive income. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

We may enter into a forward commitment to purchase or sell specified agency securities as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified agency securities are accounted for as derivatives if the delivery of the specified agency security and settlement extends beyond the shortest period possible for that type of security. We may designate the forward commitment as a qualifying cash flow hedge if at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that physical delivery of the security will occur. Realized and unrealized gains and losses associated with forward commitments not designated as hedging instruments are recognized in our consolidated statement of operations in the line item gain (loss) on derivative instruments, net.

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

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified SFAS No. 167 in FASB ASC Topic 810, Consolidation (“ASC 810”). ASC 810, as amended by ASU 2009-17, revises the evaluation of whether entities represent variable interest entities (“VIEs”) and requires a qualitative assessment in determining the primary beneficiary of a VIE. Further, ASC 2009-17 requires ongoing assessments of control over such entities as well as additional disclosures for entities that have variable interests in VIEs. The amendments significantly affect the overall consolidation analysis under ASC 810 and changes the way entities

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

account for securitizations and special purpose entities as a result of the elimination of the qualifying special purpose entity (“QSPE”) scope exemption from ASC 810. The requirements of ASC 810 as they relate to ASU 2009-17 were effective for us as of January 1, 2010.

Prior to our adoption of ASC 810, as amended by ASU 2009-17, the CMO trusts we invested in were exempt from consolidation. Upon our adoption of ASC 810, as amended by ASU 2009-17, we evaluated such CMO trusts and determined that they are VIEs and our investments are variable interests. We consolidate a CMO trust if we are its primary beneficiary, that is, if we have a variable interest (or combination of variable interests) that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. In determining if we have a controlling financial interest, we evaluate whether we share the power to control the selection of financial assets transferred to the CMO trust with an unrelated party. While we believe there is shared power in the selection of the assets (i.e. both us and the unrelated party must consent to the transfer of such assets to the CMO trust), if our economic interest in the CMO trust is disproportionate to the shared power, we would be deemed to be the primary beneficiary.

As of and during the three months ended March 31, 2010, we were the primary beneficiary of certain CMO trusts in which we hold a variable interest. However, the impact of consolidating such CMO trusts was immaterial to our financial states as of and for the period then ended. Our investments in CMO trusts are included in agency securities on the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). In December 2009, the FASB issued Accounting Standards Update (“ASU”) 2009-16, Accounting for Transfers of Financial Assets which codified SFAS No. 166 in FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). SFAS No. 166 amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a “qualifying special-purpose entity” (“QSPE”) and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. AGNC adopted the requirements of ASC 860, as they relate to SFAS No. 166, on January 1, 2010. The requirements will be effective for financial asset transfers occurring after January 1, 2010 and for substantive changes to transfers of financial assets that occurred prior to January 1, 2010.

In January 2010, the FASB issued ASU No 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amended FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”), to require a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. ASU 2010-06 also clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The ASU is effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the activity in Level 3 fair value measurements which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. We adopted the requirements of ASU 2010-06 in the first quarter of 2010 and the adoption did not have a material effect on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events (“ASC 855”). ASU

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

No. 2010-09 removes the requirement for an SEC filer (as defined in ASU 2010-09) to disclose the date, in both issued and revised financial statements, through which it has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. ASU No. 2010-09 is effective upon issuance for all entities other than conduit bond obligors. We adopted the requirements of ASU No. 2010-09 on the effective date. We do not have any material subsequent events that impact our consolidated financial statements.

Reclassifications

Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 4. Agency Securities

The following tables summarize our investments in agency securities as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	As of March 31, 2010
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$3,035,735	$1,913,115	$7,827	$4,956,677
Unamortized discount	(91)	—	—	(91)
Unamortized premium	115,239	92,500	324	208,063

Amortized cost	3,150,883	2,005,615	8,151	5,164,649
Gross unrealized gains	27,857	14,298	219	42,374
Gross unrealized losses	(3,494)	(929)	—	(4,423)

Available-for-sale securities, at fair value	3,175,246	2,018,984	8,370	5,202,600

Agency securities remeasured at fair value through earnings:
Interest-only strips, amortized cost	3,072	32,495	—	35,567
Gross unrealized gains	—	2,698	—	2,698
Gross unrealized losses	(601)	(10)	—	(611)

Agency securities measured at fair value through earnings, at fair value	2,471	35,183	—	37,654

Total agency securities, at fair value	$3,177,717	$2,054,167	$8,370	$5,240,254

Weighted average coupon	5.09%	5.74%	6.00%	5.34%
Weighted average yield as of March 31, 2010(1)	3.74%	3.55%	5.12%	3.68%
Weighted average yield for the three months ended March 31, 2010(1)	3.92%	3.50%	3.27%	3.78%

(1)	Incorporates future prepayment assumptions and forward rates.

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,823,809	$13,832	$(2,717)	$1,834,924
Adjustable-Rate	2,694,280	17,641	(1,364)	2,710,557
CMO	646,560	10,901	(342)	657,119
Interest-only strips	35,567	2,698	(611)	37,654

	$5,200,216	$45,072	$(5,034)	$5,240,254

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of December 31, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$2,853,278	$1,248,698	$12,456	$4,114,432
Unamortized discount	(92)	—	—	(92)
Unamortized premium	99,709	49,662	386	149,757

Amortized cost	2,952,895	1,298,360	12,842	4,264,097
Gross unrealized gains	36,750	8,965	340	46,055
Gross unrealized losses	(6,335)	(3,702)	—	(10,037)

Agency securities, at fair value	$2,983,310	$1,303,623	$13,182	$4,300,115

Weighted average coupon	5.26%	5.31%	6.00%	5.28%
Weighted average yield as of December 31, 2009(1)	4.20%	3.50%	5.33%	3.99%
Weighted average yield for the year ended December 31, 2009(1)	4.78%	4.27%	4.88%	4.64%

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,863,261	$28,210	$(4,067)	$1,887,404
Adjustable-Rate	1,699,513	9,447	(3,473)	1,705,487
CMO	701,323	8,398	(2,497)	707,224

	$4,264,097	$46,055	$(10,037)	$4,300,115

(1)	Incorporates future prepayment assumptions and forward rates.

For the three months ended March 31, 2010, we recognized an unrealized gain of $2.1 million in gain (loss) on derivative instruments, net in our consolidated statements of operations and comprehensive income for the change in value of investments in interest-only strips, which represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. We did not have any investments in interest-only strips during the three months ended March 31, 2009.

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of March 31, 2010 and December 31, 2009, according to their estimated weighted average life classifications (dollars in thousands):

	As of March 31, 2010			As of December 31, 2009
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$4,620	$4,954	16.29%	$432	$428	1.95%
Greater than one year and less than three years	803,228	797,555	5.46%	281,721	281,143	5.87%
Greater than three years and less than five years	2,050,046	2,035,995	5.30%	1,340,665	1,337,777	5.14%
Greater than or equal to five years	2,382,360	2,361,712	5.31%	2,677,297	2,644,749	5.25%

Total	$5,240,254	$5,200,216	5.34%	$4,300,115	$4,264,097	5.28%

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted average lives of the agency securities as of March 31, 2010 and December 31, 2009 in the table above incorporates anticipated future prepayment assumptions. As of March 31, 2010, our expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 18%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services, market data and internal estimates. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use our judgment in making adjustments to our models for different securities. Various market participants could use materially different assumptions.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2010	$1,310,306	$(4,423)	$—	$—	$1,310,306	$(4,423)
December 31, 2009	$1,683,452	$(10,037)	$—	$—	$1,683,452	$(10,037)

As of March 31, 2010, we did not intend to sell any of these agency securities and we believe it is not more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. We do not believe the unrealized losses on these agency securities are due to credit losses given the GSE guarantees but are rather due to changes in interest rates and prepayment expectations.

During the three months ended March 31, 2010, we sold agency securities with a cost basis of $2,117.5 million for proceeds of $2,144.9 million (including a receivable for sold agency securities of $273.8 million, excluding sold interest of $1.5 million), realizing a gross gain of $30.1 million and a gross loss of $2.7 million, for a net gain of $27.4 million. During the three months ended March 31, 2009, we sold agency securities with a cost basis of $1,051.6 million for proceeds of $1,056.4 million (including a receivable for sold agency securities of $38.1 million, excluding sold interest of $1.6 million), realizing a gross gain of $5.1 million and a gross loss of $0.3 million, for a net gain of $4.8 million.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for available-for-sale agency securities for the three months ended March 31, 2010 and 2009 (in thousands):

	Beginning Balance	Appreciation/ (Depreciation)	Reversal of Prior Period (Appreciation) /Depreciation on Realization	Ending Balance
Three months ended March 31, 2010	$36,018	$29,341	$(27,408)	$37,951

Three months ended March 31, 2009	$3,304	$34,102	$(4,818)	$32,588

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following tables summarize our agency securities pledged as collateral under repurchase agreements, derivative agreements and prime broker agreements by type as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010
Agency Securities Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$2,895,468	$1,906,359	$8,371	$4,810,198
Amortized cost	2,875,560	1,990,638	8,152	4,874,350
Accrued interest on pledged agency securities	11,339	7,256	39	18,634

Under Derivative Agreements
Fair value	15,709	13,774	—	29,483
Amortized cost	15,707	13,608	—	29,315
Accrued interest on pledged agency securities	66	61	—	127

Under Prime Broker Agreements
Fair value	—	15,952	—	15,952
Amortized cost	—	15,838	—	15,838
Accrued interest on pledged agency securities	—	65	—	65

Total Fair Value of Agency Securities Pledged and Accrued Interest	$2,922,582	$1,943,467	$8,410	$4,874,459

	As of December 31, 2009
Agency Securities Pledged	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$2,851,735	$1,240,830	$13,182	$4,105,747
Amortized cost	2,821,792	1,207,952	12,843	4,042,587
Accrued interest on pledged agency securities	11,774	4,799	62	16,635

Under Derivative Agreements
Fair value	12,719	2,651	—	15,370
Amortized cost	12,409	2,567	—	14,976
Accrued interest on pledged agency securities	57	12	—	69

Under Prime Broker Agreements
Fair value	2,360	13,119	—	15,479
Amortized cost	2,270	13,270	—	15,540
Accrued interest on pledged agency securities	12	54	—	66

Total Fair Value of Agency Securities Pledged and Accrued Interest	$2,878,657	$1,261,465	$13,244	$4,153,366

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of March 31, 2010 and December 31, 2009 (in thousands):

	As of March 31, 2010			As of December 31, 2009
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$4,073,121	$4,141,004	$15,686	$3,216,242	$3,177,975	$12,815
31 - 59 days	737,077	733,346	2,948	889,505	864,612	3,820
60 - 90 days	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—

Total	$4,810,198	$4,874,350	$18,634	$4,105,747	$4,042,587	$16,635

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

All of our CMO’s are backed by fixed or adjustable-rate agency securities and Fannie Mae or Freddie Mac guarantee the payment of interest and principal and act as the trustee and administrator of their respective securitization trusts. Our involvement with the trusts described above is limited to the agency securities transferred to them by the investment banks and the CMO securities subsequently held by us. As of March 31, 2010, the fair value of such CMO securities was $470.7 million. Including additional CMOs purchased from third parties in separate transactions, the total fair value of our CMO portfolio was $657.1 million as of March 31, 2010. As of December 31, 2009, the fair value of such CMO securities was $594.3 million. Including additional CMOs purchased from third parties in separate transactions, the total fair value of our CMO portfolio was $707.2 million as of December 31, 2009.

Our maximum exposure to loss as a result of our involvement with the trusts relates to the additional liquidity risk of holding CMO securities in a period of severe market dislocations as compared to the underlying collateral transferred to the trusts. The maximum exposure related to this risk is the fair value of the CMO securities.

Note 5. Repurchase Agreements

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2010 and December 31, 2009, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	As of March 31, 2010			As of December 31, 2009
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$1,318,995	0.21%	16	$1,997,243	0.22%	15
31 - 60 days	2,856,437	0.21%	21	967,625	0.25%	20
61 - 90 days	475,683	0.22%	51	327,945	0.28%	42
Greater than 90 days	—	—	—	549,021	0.27%	52

Total / Weighted Average	$4,651,115	0.21%	23	$3,841,834	0.24%	24

As of March 31, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Note 6. Derivative Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate swap agreements, interest rate swaptions, TBA agency securities, caps, collars, floors, forward contracts, options or futures to attempt to manage the overall interest rate risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, see discussion of derivative instruments in Note 3.

As of March 31, 2010 and December 31, 2009, our derivative instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one month LIBOR with terms usually ranging up to 5 years. Our interest rate swaps are generally designated as cash flow hedges under ASC 815.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Derivatives Designated as Hedging Instruments

As of March 31, 2010 and December 31, 2009, we had net interest rate swaps liabilities of $27.8 million and $10.5 million, respectively. The tables below summarize information about our outstanding interest rate swaps as of March 31, 2010 and December 31, 2009 (dollars in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	As of
		March 31, 2010	December 31, 2009
Interest rate swap assets	Derivative assets, at fair value	$549	$4,205
Interest rate swap liabilities	Derivative liabilities, at fair value	(28,396)	(14,719)

		$(27,847)	$(10,514)

	As of March 31, 2010
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	1,650,000	1.71%	0.24%	(19,178)	2.0
Greater than 3 years and less than 5 years	700,000	2.69%	0.23%	(8,669)	4.4
Greater than 5 years	—	—	—	—	—

Total	$2,350,000	2.00%	0.24%	$(27,847)	2.7

	As of December 31, 2009
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	1,500,000	1.71%	0.23%	(9,681)	2.2
Greater than 3 years and less than 5 years	550,000	2.71%	0.23%	(833)	4.5
Greater than 5 years	—	—	—	—	—

Total	$2,050,000	1.98%	0.23%	$(10,514)	2.8

During the three months ended March 31, 2010 and 2009, we entered into interest rate swaps designated as hedging instruments with combined notional amounts of $300.0 million and $250.0 million, respectively. During the three months ended March 31, 2010, we did not terminate any interest rate swaps designated as hedging instruments. During the three months ended March 31, 2009, we terminated interest rate swaps designated as hedging instruments with notional amounts of $200.0 million, resulting in net settlement payments of $6.5 million equal to their fair value on the date of termination. The net settlements are amortized into earnings over the remaining life of the terminated interest rate swaps and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for the terminated swaps was $3.7 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010, the unamortized amount of fees associated with terminated swaps to be amortized through the second quarter of 2010 was $2.6 million.

During the three months ended March 31, 2010 and 2009, we recorded losses of zero and $1.0 million, respectively, as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur and a loss of $0.2 million and a gain of $0.6 million, respectively, in gain (loss) on derivative instruments, net in our consolidated statements of operations and comprehensive income for hedge ineffectiveness on our outstanding interest rate swaps.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below summarizes the effect of interest rate swaps designated as hedges under ASC 815 on our income statement for the three months ended March 31, 2010 and 2009 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)(1)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2010	Interest rate swaps	$(17,334)	Interest Expense	$(13,327)	Gain (loss) on derivative instruments, net	$(192)

Three months ended March 31, 2009	Interest rate swaps	$(1,782)	Interest Expense	$(4,056)	Gain (loss) on derivative instruments, net	$586

(1)	This amount excludes $1.0 million recorded as a loss in gain (loss) on derivative instruments, net in our consolidated statement of operations and comprehensive income as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur for the three months ended March 31, 2009.

The amount of net interest expense expected to flow through our statement of operations over the next twelve months due to expected net settlements on our interest rate swaps is $38.3 million.

Additionally, during the three months ended March 31, 2010, we entered into forward commitments of $66.3 million notional value to purchase specified agency securities that were designated as all-in-one cash flow hedges pursuant to ASC 815. The all-in-one cash flow hedges had gross unrealized appreciation of $35,000 and gross unrealized depreciation of $45,000, or a net liability of $10,000, as of March 31, 2010. The amount of net losses recognized in OCI was approximately $10,000, which will be reclassified to OCI for available-for-sale securities upon the physical settlement of the all-in-one cash flow hedges. We did not enter into any forward commitments during the three months ended March 31, 2009.

Derivatives Not Designated as Hedging Instruments

As of March 31, 2010, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $184.7 million for the purchase of securities and $335.0 million for the sale of securities and a net asset of approximately $0.1 million and $6.6 million for the purchase and sale of securities, respectively, resulting in a net asset of $6.7 million. As of December 31, 2009, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $596.5 million for the purchase of securities and $616.7 million for the sale of securities and a net liability of $2.9 million for the purchase of securities and a net asset of $5.0 million for the sale of securities, resulting in a net asset of $2.1 million.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of March 31, 2010, our interest rate swaption agreements outstanding consisted of $200 million in notional amount of options to enter into interest rate swaps in the future where we would pay a fixed rate (“Payer Swaptions”) and $100 million in notional amount of options to enter into interest rate swaps in the future where we would receive a fixed rate (“Receiver Swaptions”) as summarized in the table below (dollars in thousands):

	As of March 31, 2010
	Option			Underlying Swap
Swaption	Cost	Fair Value	Months to Expiration	Notional Amount	Pay Rate	Receive Rate	Term (Years)
Payer	$2,148	$523	7	$200,000	4.23%	1M Libor	5
Receiver	490	357	6	100,000	1M Libor	2.50%	5

	$2,638	$880		$300,000

As of December 31, 2009, our interest rate swaption agreements outstanding consisted of $200 million in notional amount of options to enter into Payer Swaptions and $100 million in notional amount of options to enter into Receiver Swaptions as summarized in the table below (dollars in thousands):

	As of December 31, 2009
	Option			Underlying Swap
Swaption	Cost	Fair Value	Months to Expiration	Notional Amount	Pay Rate	Receive Rate	Term (Years)
Payer	$2,148	$2,389	10	$200,000	4.23%	1M Libor	5
Receiver	243	169	2	100,000	1M Libor	2.54%	5

	$2,391	$2,558		$300,000

As of March 31, 2010, we had put options to sell TBA agency securities for $75 million in notional amount. The put options have a cost basis of $0.3 million and a fair value of $0.4 million as of March 31, 2010. We had no put options outstanding as of December 31, 2009.

The table below summarizes information about our derivatives outstanding that were not designated as hedging instruments as of March 31, 2010 and December 31, 2009 (in thousands):

		As of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2010	December 31, 2009
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	$264	$172
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	7,385	5,025
Payer Swaptions	Derivative assets, at fair value	523	2,389
Receiver Swaptions	Derivative assets, at fair value	357	169
Put options to sell TBA securities	Derivative assets, at fair value	366	—

		$8,895	$7,755

Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	$(242)	$(3,069)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(749)	(10)

		$(991)	$(3,079)

		$7,904	$4,676

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three months ended March 31, 2010 we recorded a gain of $4.0 million in gain (loss) on derivative instruments, net in our consolidated statement of operations and comprehensive income for derivatives not designated as hedging instruments under ASC 815.

The table below summarizes the effect of derivative instruments not designated as hedges under ASC 815 on our income statement for the three months ended March 31, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of March 31, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$596,516	835,876	(1,247,724)	$184,668	$4,238
Sale of TBA and forward settling agency securities	$616,747	966,166	(1,247,913)	$335,000	2,746
Payer Swaptions	$200,000	—	—	$200,000	(1,791)
Receiver Swaptions	$100,000	100,000	(100,000)	$100,000	(376)
Put Options	$—	75,000	—	$75,000	37
Interest rate swaps	$—	100,000	(100,000)	$—	(831)

					$4,023

(1)	This amount excludes $2.1 million recorded as a gain for interest-only strips remeasured at fair value through earnings and a loss of $0.2 million for hedge ineffectiveness on our outstanding interest rate swaps in gain (loss) on derivative instruments, net in our consolidated statements of operations and comprehensive for the three months ended March 31, 2010.

There were no derivative instruments not designated as hedges under ASC 815 for the three months ended March 31, 2009.

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty we may not receive payments provided for under the terms of our derivative agreement, and may have difficulty obtaining our assets pledged as collateral for our derivatives. We do not anticipate any defaults by our derivative counterparties. The cash and cash equivalents and agency securities pledged as collateral for our derivative instruments is included in restricted cash and agency securities, respectively, on our consolidated balance sheets.

Each of our ISDA Master Agreements contains provisions under which we are required to fully collateralize our obligations under the interest rate swap instrument if at any point the fair value of the interest rate swap represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our interest rate swaps transactions. If we breach any of these provisions we will be required to settle our obligations under the agreements at their termination values. As of March 31, 2010 and December 31, 2009, the fair value of our interest rate swaps in a liability position related to these agreements was $28.4 million and $14.7 million, respectively. We had agency securities with fair values of $29.5 million and $15.4 million, and cash and cash equivalents of $22.2 million and $10.2 million, or $51.7 million and $25.6 million in total agency securities and cash and cash equivalents, pledged as

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

collateral against our interest rate swaps as of March 31, 2010 and December 31, 2009, respectively. Termination values totaled $29.8 million and $15.4 million as of March 31, 2010 and December 31, 2009, respectively, which includes accrued interest.

Each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts range from $5 million to $25 million. Following an event of default, a termination event may occur and we could be required to settle our obligations under the agreements at their termination values.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our net worth at the end of any calendar quarter declines by 30% or more from the end of any previous calendar quarter or if our net worth declines by 40% or more at any time during any consecutive twelve-month period. As of March 31, 2010 and December 31, 2009, the fair value of interest rate swaps in a liability position related to this agreement was $6.3 million and $1.7 million, respectively. As of March 31, 2010 and December 31, 2009, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if we fail to maintain minimum stockholders’ equity of the greater of (a) $200 million or (b) 50% of the highest stockholders’ equity from the date of the agreement. As of March 31, 2010 and December 31, 2009, the fair value of interest rate swaps in a liability position related to this agreement was $10.7 million and $7.7 million, respectively. As of March 31, 2010 and December 31, 2009, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our total stockholders’ equity declines by 50% or more from our total stockholders’ equity at our IPO date. As of March 31, 2010 and December 31, 2009, the fair value of interest rate swaps in a liability position related to this agreement was $7.3 million and $1.8 million, respectively. As of March 31, 2010 and December 31, 2009, we were not in violation of this provision.

One of our ISDA Master Agreements contains an additional termination event that is triggered if our net asset value declines by 25% or more as of the end of the third preceding month or by 35% or more as of the end of the twelfth preceding month. As of March 31, 2010 and December 31, 2009, there were no derivatives outstanding related to this agreement. As of March 31, 2010 and December 31, 2009, we were not in violation of this provision.

Note 7. Fair Value Measurements

FASB ASC Topic 820, Fair Value Measurements and Disclosures (“ASC 820”) defines fair value, establishes a framework for measuring fair value and establishes a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. The three levels of hierarchy established by ASC 820 are defined as follows:

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

There was no transfers between hierarchy levels during the three months ended March 31, 2010 and 2009.

Repurchase Agreements

Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Agency Securities

Agency securities are valued based on a market approach using Level 2 Inputs from third-party pricing services and dealer quotes at March 31, 2010 and December 31, 2009. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results, if available, to values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness.

Derivative Instruments

Interest rate swaps and swaptions are valued based on an income and market approach using Level 2 Inputs from a third-party pricing model at March 31, 2010 and December 31, 2009. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates and the pay rate on the interest rate swaps and, in the case of interest rate swaptions, on the future interest rate swap that we have the option to enter into. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

Contracts to purchase or sell TBA securities and specified agency securities on a forward basis and options to purchase or sell TBA securities are valued using Level 2 Inputs at March 31, 2010 and December 31, 2009 based on a market approach using the same methods to value agency securities described above.

Note 8. Management Agreement and Related Party Transactions

We are externally managed and advised by our Manager pursuant to the terms of a management agreement which provides for an initial term through May 20, 2011 with automatic one-year extension options and subject to certain termination rights. We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the three months ended March 31, 2010 and 2009, we recorded an expense for management fees of $1.8 million and $0.9 million, respectively.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For the three months ended March 31, 2010 and 2009, we recorded expense reimbursements to our Manager of $0.8 million. As of March 31, 2010 and December 31, 2009, $0.8 million and $1.7 million, respectively, was payable to our Manager.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

We will be required to pay our Manager a termination fee for non-renewal of the management agreement without cause. The termination fee will be equal to three times the average annual management fee earned by the Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of the termination.

Note 9. Stockholders’ Equity

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. An aggregate of 3.0 million shares of our common stock has been reserved for issuance under the plan. During the three months ended March 31, 2010, we issued approximately 2.4 million shares under the plan for cash proceeds of $62.1 million. We did not issue any shares under the plan prior to December 31, 2009. As of March 31, 2010 and December 31, 2009, there were approximately 0.6 million and 3.0 million shares available for issuance under this plan, respectively.

Note 10. Dividends

On March 16, 2010, our Board of Directors declared a dividend of $1.40 per share for the first quarter of 2010. The dividend was paid on April 28, 2010.

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

EXECUTIVE OVERVIEW

American Capital Agency Corp. (together with its consolidated subsidiary, is referred throughout this report as the “Company”, “we”, “us” and “our”) is a real estate investment trust (“REIT”) that invests exclusively in residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which principal and interest are guaranteed by government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”). We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

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

Our principal objective is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities, and realized gains on our investments. We fund our investments through short-term borrowings structured as repurchase agreements. Since our IPO, we have declared or paid dividends of $9.06 per share.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”), commencing with our taxable year ending December 31, 2008. As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Because we have no employees or separate facilities, we rely on our Manager to administer our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Our Manager is a subsidiary of a wholly-owned portfolio company of American Capital. American Capital is a publicly traded private equity firm and global asset manager. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital has $12.7 billion in capital resources under management, as of December 31, 2009, and eight offices in the U.S., Europe and Asia. Gary Kain is the President of our Manager and also serves as our Senior Vice President and Chief Investment Officer.

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

As of March 31, 2010, our $5.2 billion investment portfolio was financed with $4.7 billion of repurchase agreements and $0.6 billion of equity capital, resulting in a leverage ratio of approximately 7.6 times our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, the leverage ratio was approximately 7.9 times our stockholders’ equity as of March 31, 2010. Financing spreads (the difference between yields on our investments and rates on related borrowings, including amortization expense related to terminated swaps) averaged 216 basis points for the three months ended March 31, 2010.

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

Our Active Portfolio Management Strategy

Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and the preserving our net asset value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options on agency securities, interest-only strips and agency CMOs, based on our Manager’s continual assessment of the relative value and risk and return of these securities. Therefore, the composition of our portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the agency security market. We may also experience fluctuations in leverage as we pursue our active management strategy, but we generally would expect our leverage to be within six to eleven times the amount of our stockholders’ equity.

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

Our Option Strategy

As part of our risk management strategy, we may purchase or sell TBA securities or purchase or write put or call options on TBA securities as a method of insulating our stockholders’ equity and enhancing our risk/return profile. Our Manager implements this strategy based upon overall market conditions, the level of volatility in the mortgage market, size of our agency securities portfolio, notional value of our swap positions outstanding and our intention to qualify as a REIT.

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

Investments in Agency Securities

At the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity. Upon the sale of our agency securities, we determine the cost of the security and the amount to reclassify out of accumulated OCI into earnings based on the specific identification method.

Interest-only strips represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. Interest-only strips are measured at fair value through earnings in gain (loss) on derivative instruments, net in our consolidated statements of operations and comprehensive income. Our investments in interest-only strips are included in agency securities, at fair value on the accompanying consolidated balance sheet.

We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an agency security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security or (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted.

Derivative Instruments

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows. In particular we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, options to enter into interest rate swap agreements (“interest rate swaptions”), to-be-announced agency securities (“TBAs”), options and futures. We account for derivatives in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments, net immediately. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are included in gain (loss) on derivative instruments, net, for each period until the derivative instrument matures or is settled. Any amounts that have been previously recorded in accumulated OCI may need to be reclassified to net income. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded directly in gain (loss) on derivative instruments, net. Derivatives in a gain position are reported as derivative assets at fair value, and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. Any gain (loss) on derivative instruments is included in the operating section in our consolidated statement of cash flows.

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We generally enter into such derivatives with the intention of qualifying for hedge accounting.

We may purchase interest rate swaptions to help mitigate the potential impact of large increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments, net in our consolidated statement of operations and comprehensive income. When a swaption expires unexercised, a realized loss is reported in our consolidated statement of operations and comprehensive income equal to the premium paid. When we exercise a swaption, a realized gain or loss is reported in our consolidated statement of operations and comprehensive income equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 if there is no other way to purchase or sell that security, delivery of that security and settlement will occur within the shortest period possible for that type of security and it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. For the TBA security contracts that we have entered into, we have not asserted that physical settlement is probable and therefore, we did not designate such forward commitments as hedging instruments. Accordingly, all realized and unrealized gains and losses are recognized in our consolidated statement of operations in the line item gain (loss) on derivative instruments, net.

We may purchase put and call options on TBA securities to hedge against short-term changes in interest rates. Under a purchased put option, we have the right to sell the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a purchased call option, we have the right to purchase from the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium paid for a put or call option is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments, net in our consolidated statement of operations and comprehensive income. When a purchased put or call option expires unexercised, a realized loss is reported in our consolidated statement of operations equal to the premium paid. When a purchased put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium paid and the fair value of the exercised put or call option. In addition, a derivative asset is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

We may also write put and call options on TBA securities to hedge against short-term changes in interest rates. Under a written put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a written call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments, net in our consolidated statement of operations and comprehensive income. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

We may enter into a forward commitment to purchase or sell specified agency securities as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified agency securities are accounted for as derivatives if the delivery of the specified agency security and settlement extends beyond the shortest period possible for that type of security. We may designate the forward commitment as a qualifying cash flow hedge if at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that physical delivery of the security will occur. Realized and unrealized gains and losses associated with forward commitments not designated as hedging instruments are recognized in our consolidated statement of operations in the line item gain (loss) on derivative instruments, net.

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

FINANCIAL CONDITION

As of March 31, 2010 and December 31, 2009, our investment portfolio consisted of $5.2 billion and $4.3 billion, respectively, of agency securities. The following tables summarize certain characteristics of our investment portfolio as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	As of March 31, 2010
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield
Available-For-Sale Securities:
Fannie Mae	$3,035,735	$3,150,883	103.8%	$3,175,246	5.01%	3.72%
Freddie Mac	1,913,115	2,005,615	104.8%	2,018,984	5.07%	3.20%
Ginnie Mae	7,827	8,151	104.1%	8,370	6.00%	5.12%

Total Available- For-Sale Securities	$4,956,677	$5,164,649	104.2%	$5,202,600	5.04%	3.52%

Agency Securities Remeasured at Fair Value Through Earnings:
Inerest-Only Strips, Amortized Cost
Fannie Mae	N/A	$3,072	N/A	$2,471	N/A	21.73%
Freddie Mac	N/A	$32,495	N/A	$35,183	N/A	25.34%

Total Agency Securities Remeasured at Fair Value Through Earnings	N/A	$35,567	N/A	$37,654	N/A	25.03%

Total Agency Securities	$4,956,677	$5,200,216	104.9%	$5,240,254	5.34%	3.68%

Fixed-Rate	$1,757,746	$1,823,809	103.8%	$1,834,924	5.04%	4.31%
Adjustable-Rate	2,569,852	2,694,280	104.8%	2,710,557	5.17%	2.96%
CMO	629,079	646,560	102.8%	657,119	4.48%	3.63%
Interest-Only Strips	—	35,567	N/A	37,654	—	25.03%

Total Agency Securities	$4,956,677	$5,200,216	104.9%	$5,240,254	5.34%	3.68%

	As of December 31, 2009
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield
Available-For-Sale Securities:
Fannie Mae	$2,853,278	$2,952,895	103.5%	$2,983,310	5.26%	4.20%
Freddie Mac	1,248,698	1,298,360	104.0%	1,303,623	5.31%	3.50%
Ginnie Mae	12,456	12,842	103.1%	13,182	6.00%	5.33%

Total Available- For-Sale Securities	$4,114,432	$4,264,097	103.6%	$4,300,115	5.28%	3.99%

Fixed-Rate	$1,806,559	$1,863,261	103.1%	$1,887,404	5.40%	4.77%
Adjustable-Rate	1,625,477	1,699,513	104.6%	1,705,487	5.17%	3.18%
CMO	682,396	701,323	102.8%	707,224	5.23%	3.90%

Total Agency Securities	$4,114,432	$4,264,097	103.6%	$4,300,115	5.28%	3.99%

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of March 31, 2010 and December 31, 2009, the average final contractual maturity of the agency securities in our investment portfolio was 25 and 27 years, respectively. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated, based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

As of March 31, 2010 and December 31, 2009, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices, and CMOs. The following tables detail the characteristics of our ARMs and hybrid ARMs portfolio by index as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	As of March 31, 2010			As of December 31, 2009
	Six-Month Libor	One-Year Libor	One-Year Treasury	Six-Month Libor	One-Year Libor	One-Year Treasury
Weighted average term to next reset (months)	48	59	52	56	69	54
Weighted average margin	1.62%	1.76%	2.25%	1.60%	1.72%	2.24%
Weighted average annual period cap	1.18%	2.00%	2.00%	0.45%	2.00%	2.00%
Weighted average lifetime cap	10.81%	10.17%	10.33%	10.65%	10.28%	10.22%
Principal amount	$120,890	$1,483,975	$688,520	$123,088	$750,375	$467,996
Percentage of investment portfolio at fair value	2%	29%	13%	3%	18%	11%

The following tables detail the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of March 31, 2010 and December 31, 2009 (dollars in thousands):

	As of March 31, 2010			As of December 31, 2009
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than one year	$7,686	—	10	$—	—	—
Greater than one year and less than three years	499,865	19%	28	277,076	16%	30
Greater than three years and less than five years	1,365,357	50%	45	648,093	38%	45
Greater than or equal to five years	837,648	31%	87	780,318	46%	81

Total / Weighted Average	$2,710,556	100%	55	$1,705,487	100%	59

The following tables summarize our agency securities, at fair value, according to their estimated weighted average life classifications as of March 31, 2010 and December 31, 2009 (in thousands):

	March 31, 2010	December 31, 2009
Less than one year	$4,620	$432
Greater than one year and less than three years	803,228	281,721
Greater than three years and less than five years	2,050,046	1,340,665
Greater than or equal to five years	2,382,360	2,677,297

Total	$5,240,254	$4,300,115

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact the rate of prepayments, as interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of March 31, 2010, our portfolio was purchased at a net premium. The actual CPR was approximately 21% and 20% for the three months ended March 31, 2010 and 2009, respectively. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 18% as of March 31, 2010. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, U.S. Government agency or U.S. Government entity buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our condensed consolidated statements of operations and key portfolio statistics for the three months ended March 31, 2010 and 2009, respectively (in thousands, except per share amounts):

	For the three months ended March 31,
	2010	2009
Consolidated Statement of Operations Data:
Interest income	$38,797	$22,351
Interest expense	(15,510)	(8,129)

Net interest income	23,287	14,222

Gain on sale of agency securities, net	27,408	4,818
Gain (loss) on derivative instruments, net	5,920	(358)

Total other income, net	33,328	4,460

Management fees	(1,784)	(903)
General and administrative expenses	(1,681)	(1,468)

Total expenses	(3,465)	(2,371)

Net income	$53,150	$16,311

Net income per common share—basic and diluted	$2.13	$1.09

Weighted average number of common shares outstanding—basic and diluted	25,002	15,005

Key Portfolio Statistics*:
Average agency securities, at cost	$4,099,855	$1,738,321
Average total assets, at fair value	$4,591,850	$1,969,307
Average repurchase agreements	$3,787,583	$1,537,798
Average stockholders’ equity	$580,056	$274,278
Fixed-rate agency securities at fair value—as of period end	$1,834,924	$1,387,278
Adjustable-rate agency securities at fair value—as of period end	$2,710,557	$870,196
CMO agency securities at fair value—as of period end	$657,119	$—
Interest-only strips agency securities, at fair value—as of period end	$37,654	$—
Average asset yield(1)	3.78%	5.13%
Average cost of funds(2)	1.23%	2.03%
Average cost of funds—terminated swap amortization expense(3)	0.39%	0.08%
Average net interest rate spread(4)	2.16%	3.02%
Net return on average stockholders’ equity(5)	37.16%	24.12%
Leverage (average during the period)(6)	6.5:1	5.6:1
Leverage (as of period end)(7)	7.9:1	7.0:1
Annualized expenses % of average assets(8)	0.31%	0.49%
Annualized expenses % of average stockholders’ equity(9)	2.42%	3.51%
Book value per common share as of period end(10)	$22.91	$19.26

*	All percentages are annualized.
(1)	Weighted average asset yield for the period was calculated by dividing our total interest income on agency securities less amortization of premiums and discounts by our weighted average agency securities.
(2)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements. Total interest expense excludes amortization expense related to the fair value of terminated swaps during the periods presented.
(3)	Represents amortization expense associated with the termination of interest rate swaps of $3.7 million and $0.3 million for the three months ended March 31, 2010 and 2009, respectively.
(4)	Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(5)	Net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity.
(6)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average stockholders’ equity.

(7)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements and net liabilities for unsettled agency securities by our total stockholders’ equity at period end.
(8)	Annualized expenses as a % of average total assets was calculated by dividing our total expenses by our average total assets.
(9)	Annualized expenses as a % of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity.
(10)	Book value per common share was calculated by dividing our total stockholders’ equity by our number of shares outstanding.

Interest Income and Asset Yield

Interest income was $38.8 million and $22.4 million for the three months ended March 31, 2010 and 2009, which is net of $12.3 million and $3.4 million for net amortization of premiums and discounts on our investment portfolio, respectively. Our average agency securities for the three months ended March 31, 2010 was $4,099.9 million, with an average asset yield of 3.78% for the period, compared to $1,738.3 million, with an average asset yield of 5.13% for the three months ended March 31, 2009. We had $5.2 billion and $2.3 billion of agency securities and an unamortized net premium balance of $243.5 million and $57.8 million as of March 31, 2010 and 2009, respectively. Premiums and discounts associated with agency securities are amortized into interest income over the life of such securities using the effective yield method.

Leverage

Our leverage as of March 31, 2010 and 2009 was 7.6 and 6.4 times our stockholders’ equity, respectively. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.9 and 7.0 times our stockholders’ equity as of March 31, 2010 and 2009, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In February 2010, our Board of Directors approved the removal of a guideline that limited our leverage to not greater than 10 times our stockholders’ equity. Certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding 10 times the amount of our stockholders’ equity. We will seek to eliminate leverage restrictions from our repurchase agreements and master swap agreements.

Interest Expense and Cost of Funds

Interest expense was $15.5 million and $8.1 million for the three months ended March 31, 2010 and 2009, respectively. Average repurchase agreements outstanding were $3,787.6 million and $1,537.8 million and the average cost of funds was 1.62% and 2.11%, which includes amortization expense for previously terminated interest rate swaps of 0.39% and 0.08%, for the three months ended March 31, 2010 and 2009, respectively.

We did not terminate any interest rate swaps accounted for as hedges under ASC 815 during the three months ended March 31, 2010. During the three months ended March 31, 2009 we terminated interest rate swaps with notional amounts of $200.0 million, resulting in net settlement payments of $6.5 million equal to their fair value on the date of termination. The net settlements are amortized into income over the remaining life of the terminated interest rate swaps through the second quarter of 2010 and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for terminated swaps was $3.7 million and $0.3 million, or 0.39% and 0.08% of interest bearing liabilities, for the three months ended March 31, 2010 and 2009, respectively. As of March 31, 2010 and 2009, the unamortized amount of fees associated with terminated swaps included in accumulated OCI was $2.6 million and $6.4 million, respectively.

As of March 31, 2010 and 2009, we had outstanding interest rate swap agreements for a total notional amount of $2.4 billion and $0.7 billion, or 51% and 38% of the outstanding balance under our repurchase agreements, respectively. Our interest rate swaps increased the cost of our borrowings by $13.4 million and $3.7 million, or 101 and 97 basis points, excluding the amortization expense associated with the termination of interest rate swaps, for the three months ended March 31, 2010 and 2009, respectively.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $23.3 million and $14.2 million for the three months ended March 31, 2010 and 2009, respectively. The average net interest rate spread, which equals the average yield on our assets less the average cost of funds for the respective periods, was 2.16% and 3.02%, respectively. Excluding the terminated swap amortization expense, the net interest rate spread for the three months ended March 31, 2010 and 2009 was 2.55% and 3.10%, respectively. As of March 31, 2010 and 2009, the net interest rate spread was 2.36% and 2.47%, respectively. Excluding the terminated swap amortization expense, the net interest rate spread as of March 31, 2010 and 2009 was 2.58% and 2.73%, respectively.

Gain on Sale of Agency Securities, Net

The following table is a summary of our net gain on sale of agency securities for the three months ended March 31, 2010 and 2009 (in thousands):

	Three Months Ended
	March 31, 2010	March 31, 2009
Agency securities purchased	$3,317,128	$1,838,501
Agency securities sold	(2,144,474)	(1,056,444)

Net agency securities purchased (sold)	$1,172,654	$782,057

Gross gains on sale of agency securities	$30,054	$5,106
Gross losses on sale of agency securities	(2,646)	(288)

Net gains on sale of agency securities	$27,408	$4,818

*	Agency securities purchased and sold amounts include payables and receivables for unsettled securities, respectively, and exclude accrued interest

During the three months ended March 31, 2010, we sold agency securities with a cost basis of $2,117.5 million for proceeds of $2,144.9 million (including a receivable for sold agency securities of $273.8 million, excluding sold interest of $1.5 million), realizing a gross gain of $30.1 million and a gross loss of $2.7 million, for a net gain of $27.4 million. The transactions were predominately completed before Fannie Mae and Freddie Mac announced on February 10, 2010 that they would buy out delinquent mortgages from their outstanding mortgage pools and were a continuation of our Manager’s strategy to reduce our leverage and insulate our portfolio from the possibility and negative implications of GSE buyouts. Sales primarily consisted of our remaining holdings of interest-only, higher coupon adjustable-rate and fixed-rate mortgages. Following the announced GSE buyouts, additional transactions were completed to reposition our portfolio into shorter maturity securities based on our Manager’s views of a potential rising interest rate environment and possible implications from the Federal Reserve’s withdrawal from the agency mortgage market.

During the three months ended March 31, 2009, we sold agency securities with a cost basis of $1,051.6 million for proceeds of $1,056.4 million (including a receivable for sold agency securities of $38.1 million, excluding sold interest of $1.6 million), realizing a gross gain of $5.1 million and a gross loss of $0.3 million, for a net gain of $4.8 million. The transactions were primarily related to diversifying our portfolio into securities that based on our Manager’s belief would experience lower prepayment rates than what their valuations suggested in the current housing environment and, thus, provided a more attractive investment alternative.

Gain (Loss) on Derivative Instruments, Net

During the three months ended March 31, 2010, we recorded a net gain of $5.9 million primarily comprised of a net realized gain of $2.4 million and a net unrealized gain of $4.5 million related to our TBA and forward settling agency securities, an unrealized gain of $2.1 million related to interest-only strips which are remeasured at fair value through earnings, partially offset by a realized loss of $0.2 million and an unrealized loss of $1.9 million related to our interest rate swaptions, a loss of $0.2 million as a result of hedge ineffectiveness on our interest rate swaps and a $0.8 million realized loss for interest rate swaps not designated as hedges under ASC 815. During the quarter ended March 31, 2009, we realized a net loss of $0.4 million on our derivative instruments comprised of a loss of $1.0 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur partially offset by a gain of $0.6 million as a result of hedge ineffectiveness on our outstanding interest rate swaps.

Management Fees and General and Administrative Expenses

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $1.8 million and $0.9 million during the three months ended March 31, 2010 and 2009, respectively.

General and administrative expenses were $1.7 million and $1.5 million for the three months ended March 31, 2010 and 2009, respectively. Our general and administrative expenses for the respective periods included the allocation of overhead expenses of $0.8 million from our Manager related to our operations pursuant to our Management Agreement, which included $0.5 million and $0.6 million of reimbursements for use of third-party accounting, financial and analytical modeling software and services directly related to our operations.

Net Income and Net Return on Equity

Net income was $53.2 million and 16.3 million or $2.13 and $1.09 per basic and diluted share for the three months ended March 31, 2010 and 2009, respectively. The annualized net return on average equity was 37.2% and 24.1%, or 15.5% and 18.6% excluding other income, net, for the three months ended March 31, 2010 and 2009, respectively.

Dividends

For the three months ended March 31, 2010 and 2009, we declared dividends of $1.40 and $0.85 per share, respectively. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of March 31, 2010, we had undistributed taxable income of $21.8 million from 2009 that was included in the dividend declared during the quarter ended March 31, 2010 and paid by the extended due date of our 2009 federal income tax return. Accordingly, we do not expect to incur any income tax liability on our 2009 taxable income. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences in the CPR used to amortize premiums or accrete discounts as well as treatment of start-up organizational costs, hedge ineffectiveness, and stock-based compensation and permanent differences for excise tax expense.

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

During the three months ended March 31, 2010, we issued approximately 2.4 million shares of our common stock under our direct stock purchase plan for proceeds of approximately $62.1 million.

To the extent we raise additional equity capital through secondary equity offerings or under our direct stock purchase plan, we currently anticipate using cash proceeds from such transactions to purchase additional agency securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.9 times the amount of our stockholders’ equity as of March 31, 2010. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 20 financial institutions, subject to certain conditions. Borrowings under repurchase arrangements secured by agency securities totaled $4.7 billion as of March 31, 2010. As of March 31, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’

equity. Refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of March 31, 2010 and December 31, 2009.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of March 31, 2010, we have met all margin requirements. We had unrestricted cash and cash equivalents of $105.3 million and unpledged agency securities of $384.6 million available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2010.

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

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of March 31, 2010, our interest rate swap agreements had notional amounts totaling $2.4 billion and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2010 and December 31, 2009 and the related activity for the three months ended March 31, 2010 and 2009.

We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of March 31, 2010, we had not transacted any hedging transactions through American Capital Agency TRS, LLC.

Off-Balance Sheet Arrangements

As of March 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2010. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

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

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	1.3%	-0.6%
+50 Basis Points	2.2%	-0.2%
-50 Basis Points	-7.3%	-0.1%
-100 Basis Points	-25.0%	-0.6%

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

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of March 31, 2010, the fair value of these securities was $5.2 billion. When the spread between the yield on our agency securities and U.S. Treasuries or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of March 31, 2010, we had unrestricted cash and cash equivalents of $105.3 million and unpledged agency securities of $384.6 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2010, we have no legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2009, except as described below.

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

Due to increased market concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the federal government, on July 30, 2008, the government passed the Housing and Economic Recovery Act of 2008 (the “HERA”). On September 6, 2008, the FHFA placed Fannie Mae and Freddie Mac into conservatorship and, together with the U.S. Treasury, established a program designed to boost investor confidence in Fannie Mae’s and Freddie Mac’s debt and mortgage-backed securities. As the conservator of Fannie Mae and Freddie Mac, the FHFA controls and directs the operations of Fannie Mae and Freddie Mac and may (i) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of the stockholders, the directors and the officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (ii) collect all obligations and money due to Fannie Mae and Freddie Mac; (iii) perform all functions of Fannie Mae and Freddie Mac which are consistent with the conservator’s appointment; (iv) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (v) contract for assistance in fulfilling any function, activity, action or duty of the conservator. A primary focus of the HERA was to increase the availability of mortgage financing by allowing Fannie Mae and Freddie Mac to continue to grow their guarantee business without limit, while limiting net purchases of agency securities to a modest amount through the end of 2009. Fannie Mae and Freddie Mac began gradually reducing the size of their agency security portfolios in 2010.

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

On November 25, 2008, the Federal Reserve announced that it would initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. In March 2009, the size of the direct obligation purchase program was expanded to $200 billion and the agency securities purchase program was expanded to a total of $1.25 trillion. Purchases of direct obligations began in December 2008 and purchases of agency securities began in January 2009. Both purchase programs were concluded in the first quarter of 2010. One of the effects of these programs has been to increase competition for available direct obligations and agency securities, with the result being an increase in pricing of such securities. The conclusion of the Federal Reserve’s purchase activities may result in decreased demand for these securities, which may reduce the market price of such securities. The Federal Reserve may hold the direct obligations and agency mortgage securities to maturity or may sell them on the open market. Sales by the Federal Reserve of the direct obligations or agency mortage securities that it currently holds may reduce the market price of such securities. Reductions in the market price of agency mortgage securities may negatively impact our book value.

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

In April 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines for ARMs and hybrid interest-only ARMs in particular. Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Although our portfolio includes fixed-rate agency securities, we also purchase adjustable-rate agency securities and tighter underwriting standards could reduce the supply of ARMs, resulting in a reduction in the attractiveness of the asset class.

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

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government has implemented a number of initiatives intended to bolster the banking system, the financial and housing markets and the economy as a whole. These initiatives include: (i) the Emergency Economic Stabilization Act of 2008, or the EESA, which established the Troubled Asset Relief Program, (ii) the voluntary Capital Purchase Program which was implemented under authority provided in the EESA and gives the U.S. Treasury the authority to purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, saving associations, and certain bank and savings and loan holding companies engaged only in financial activities, (iii) a program to purchase $200 billion in direction obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae, which was concluded during the first quarter of 2010, (iv) a program to purchase up to $300 billion of U.S. Treasury securities, (v) the creation of the PPIP for private investors to purchase mortgage-related assets from financial institutions and (vi) the TALF which is intended to increase securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, SBA small business loans and commercial mortgage-backed securities. There can be no assurance these programs and proposals will have a beneficial impact on the financial and housing markets or the banking system. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended, our business may not receive the anticipated positive impact therefrom.

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

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from MBS trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the GSEs’ cost of capital, general economic conditions and the relative interest rates on FRM and ARM loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the GSE’s decisions as to when to repurchase delinquent loans can materially impact prepayment rates.

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

On February 10, 2010, Freddie Mac announced that it would purchase, from the company’s related fixed-rate and adjustable-rate (“ARM”) mortgage Participation Certificate (“PC”) securities, substantially all mortgage loans that are 120 days or more delinquent and Fannie Mae announced that it intended to increase significantly its purchases of delinquent loans from single-family MBS trusts. Freddie Mac purchased substantially all of these delinquent loans in February 2010. Fannie Mae began to purchase delinquent loans in March 2010 and expects to purchase a significant portion of their current delinquent population within a few month period, subject to market, servicer capacity and other constraints. These actions are collectively referred to herein as the “GSE buyouts”.

The GSE buyouts have had the effect of substantially increasing the prepayment speeds of the subject Fannie Mae and Freddie Mac mortgage-backed securities and will continue to have this effect until the purchases are complete. After the initial purchases are complete, the GSE’s ongoing practices with respect to the purchase of delinquent loans could continue to materially impact prepayment rates. The exact impact of the GSEs’ initial and ongoing purchases of delinquent loans is difficult to determine and may not be uniform, even among securities with similar mortgage pool characteristics. Nevertheless, we believe that certain characteristics render a mortgage pool particularly susceptible to having seriously delinquent mortgages subject to the GSE buyouts and that prepayment speed increases will be disproportionally concentrated in securities backed by mortgage pools with these characteristics. These characteristics include having higher coupon or interest-only mortgages or having mortgages that were originated during certain periods of high home price appreciation, which were followed by periods of decline. Consequently, we may experience a significant increase in prepayments as Fannie Mae and Freddie Mac complete their initial and ongoing purchases of delinquent loans.

Securities that prepay more quickly, regardless of the source of the prepayment, also increase the frequency and magnitude of potential margin calls under our repurchase agreements as there is up to a 45 day time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. Since we are unable to finance the resultant increase in our principal receivable balance, we may be unable to satisfy the margin calls. If we are unable to satisfy the margin calls our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our agency securities under adverse market conditions. Because of leverage, we may incur substantial losses upon the threat or occurrence of a margin call.

Risks Related to Conflicts of Interest in Our Relationship with Our Manager and American Capital

Our Manager’s management fee is based on the amount of our Equity and is payable regardless of our performance.

Our Manager is entitled to receive a management fee from us that is based on the amount of our Equity (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The amount of the management fee is equal to one-twelfth of 1.25% of our Equity and therefore is only increased by raising new Equity, which could result in a conflict of interest between our manager and our shareholders with respect to the timing and terms of our equity offerings. Our Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

*3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.1	Underwriting Agreement, dated August 10, 2009, by and among American Capital Agency Corp., American Capital Agency Management, LLC, Citigroup Global Markets Inc. and Deutsche Bank Securities Inc., incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-34057), dated August 14, 2009.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: May 3, 2010	By:	/s/ MALON WILKUS
Malon Wilkus Chairman of the Board of Directors, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.