Form 10-K/A
period 2009-12-31
American Capital Agency Corp
filed 2010-07-12
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K/A

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

AMERICAN CAPITAL AGENCY CORP.

EXPLANATORY NOTE

On February 24, 2010, we filed our Annual Report on Form 10-K for the year ended December 31, 2009 (the “Original Filing”), with the Securities and Exchange Commission (the “SEC”). The Original Filing is being amended to include certifications of the Company’s CEO and CFO pursuant to Section 302 of the Sarbanes-Oxley Act of 2002, filed as exhibits hereto, inadvertently omitted from the Original Filing.

This Amendment does not change any information presented in the Original Filing other than adding the certifications noted in the preceding paragraph, and has not been updated to reflect events occurring subsequent to the date of the Original Filing. This Amendment speaks as of the date of the Original Filing, except for certain certifications, which speak as of their respective dates and the filing date of this Amendment. This Amendment should be read in conjunction with our filings made with the SEC subsequent to the filing of the Original Filing, including any amendments to those filings.

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

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2009 and 2008

•	Consolidated Statement of Operations for the year ended December 31, 2009 and the Period from May 20, 2008 through December 31, 2008

•	Consolidated Statement of Stockholders’ Equity for the year ended December 31, 2009 and the Period from May 20, 2008 through December 31, 2008

•	Consolidated Statement of Cash Flows for the year ended December 31, 2009 and the Period from May 20, 2008 through December 31, 2008

(2)	The following exhibits are filed herewith or incorporated herein by reference:

Exhibit	Description

*3.1.	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2.	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.3.	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

*10.1.	Registration Rights Agreement between American Capital Agency Corp. and American Capital Strategies, Ltd., dated May 20, 2008, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.2.	Management Agreement between American Capital Agency Corp. and American Capital Agency Management, LLC, dated May 20, 2008, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

†*10.3.	Restricted Stock Agreement between American Capital Agency Corp. and Morris A. Davis, dated May 20, 2008, incorporated herein by reference to Exhibit 10.4 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

†*10.4.	Restricted Stock Agreement between American Capital Agency Corp. and Randy E. Dobbs, dated May 20, 2008, incorporated herein by reference to Exhibit 10.5 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

Exhibit	Description

†*10.5.	Restricted Stock Agreement between American Capital Agency Corp. and Larry K. Harvey, dated May 20, 2008, incorporated herein by reference to Exhibit 10.6 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

†*10.6.	American Capital Agency Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.1 of Registration Statement on Form S-8 (File No. 333-151027) filed May 20, 2008.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

1) American Capital Agency TRS, LLC, a Delaware limited liability company

23.	Consent of Ernst & Young LLP, filed herewith.

*24.	Powers of Attorneys of directors and officers, incorporated herein by reference to Exhibit 24 of Form 10-K for the year ended December 31, 2009 (File No. 001-34057), filed February 24, 2010.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed
†	Management contract or compensatory plan or arrangement

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

By:	/s/ MALON WILKUS
Malon Wilkus
Chairman of the Board of Directors, President and Chief Executive Officer

Date: July 12, 2010

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	July 12, 2010

/s/ JOHN R. ERICKSON John R. Erickson	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	July 12, 2010

* Morris A. Davis	Director	July 12, 2010

* Randy E. Dobbs	Director	July 12, 2010

* Larry K. Harvey	Director	July 12, 2010

* Alvin N. Puryear	Director	July 12, 2010

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact