Form 10-Q
period 2010-06-30
American Capital Agency Corp
filed 2010-08-06
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2010, was 33,660,295.

AMERICAN CAPITAL AGENCY CORP.

ITEM 1.	Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged assets of $6,870,710 and $4,136,596, respectively)	$7,166,390	$4,300,115
Cash and cash equivalents	150,081	202,803
Restricted cash	37,877	19,628
Interest receivable	35,932	22,872
Derivative assets, at fair value	7,391	11,960
Receivable for agency securities sold	311,794	47,076
Principal payments receivable	44,883	20,473
Other assets	1,139	757

Total assets	$7,755,487	$4,625,684

Liabilities:
Repurchase agreements	$6,634,342	$3,841,834
Payable for agency securities purchased	201,799	180,345
Derivative liabilities, at fair value	76,220	17,798
Dividend payable	47,124	34,050
Accounts payable and other accrued liabilities	3,572	4,835

Total liabilities	6,963,057	4,078,862

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 33,660 and 24,322 shares issued and outstanding, respectively	337	243
Additional paid-in capital	738,525	507,465
Retained earnings	25,359	19,940
Accumulated other comprehensive income	28,209	19,174

Total stockholders’ equity	792,430	546,822

Total liabilities and stockholders’ equity	$7,755,487	$4,625,684

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Interest income:
Interest income	$50,589	$31,690	$89,386	$54,041
Interest expense	17,348	9,585	32,858	17,714

Net interest income	33,241	22,105	56,528	36,327

Other income, net:
Gain from sale of agency securities, net	29,585	9,530	56,993	14,348
(Loss) gain from derivative instruments and trading securities, net	(21,867)	1,226	(15,947)	868

Total other income, net	7,718	10,756	41,046	15,216

Expenses:
Management fees	2,314	939	4,098	1,842
General and administrative expenses	1,787	1,556	3,468	3,024

Total expenses	4,101	2,495	7,566	4,866

Net income	$36,858	$30,366	$90,008	$46,677

Net income per common share—basic and diluted	$1.23	$2.02	$3.28	$3.11

Weighted average number of common shares outstanding—basic and diluted	29,872	15,005	27,451	15,005

Dividends declared per common share	$1.40	$1.50	$2.80	$2.35

Comprehensive income:
Net income	$36,858	$30,366	$90,008	$46,677

Other comprehensive income:
Unrealized gain on available-for-sale securities, net	59,484	3,547	61,417	32,831
Unrealized (loss) gain on derivative instruments, net	(38,906)	11,068	(52,382)	9,030

Other comprehensive income	20,578	14,615	9,035	41,861

Comprehensive income	$57,436	$44,981	$99,043	$88,538

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	24,322	$243	$507,465	$19,940	$19,174	$546,822
Net income	—	—	—	—	—	53,150	—	53,150
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,933	1,933
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(13,476)	(13,476)
Issuance of common stock	—	—	2,434	24	62,114	—	—	62,138
Issuance of restricted common stock	—	—	4	1	—	—	—	1
Stock-based compensation	—	—	—		16	—	—	16
Common dividends declared	—	—	—	—	—	(37,465)	—	(37,465)

Balance, March 31, 2010 (Unaudited)	—	$—	26,760	$268	$569,595	$35,625	$7,631	$613,119
Net income	—	—	—	—	—	36,858	—	36,858
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	59,484	59,484
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(38,906)	(38,906)
Issuance of common stock	—	—	6,900	69	168,904	—	—	168,973
Stock-based compensation	—	—	—		26	—	—	26
Common dividends declared	—	—	—	—	—	(47,124)	—	(47,124)

Balance, June 30, 2010 (Unaudited)	—	$—	33,660	$337	$738,525	$25,359	$28,209	$792,430

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the six months ended June 30,
	2010	2009
Operating activities:
Net income	$90,008	$46,677
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	35,192	6,514
Amortization of interest rate swap termination fee	6,278	2,995
Ineffectiveness of derivative instruments	314	(715)
Stock-based compensation	42	15
Gain on sale of agency securities, net	(56,993)	(14,348)
Loss (gain) on derivative instruments and trading securities, net	15,633	(925)
Purchases of trading securities	(279,164)	—
Proceeds from sale of trading securities	280,607	—
Increase in interest receivable	(13,060)	(6,154)
Increase in other assets	(382)	(5)
Decrease in accounts payable and other accrued liabilities	(1,263)	(2,390)

Net cash provided by operating activities	77,212	31,664

Investing activities:
Purchases of agency securities	(8,191,504)	(3,628,403)
Proceeds from sale of agency securities	4,534,061	2,413,084
Net (payments on) proceeds from derivative instruments not designated as qualifying hedges	(6,122)	1,566
Principal collections on agency securities	599,776	228,550

Net cash used in investing activities	(3,063,789)	(985,203)

Financing activities:
Cash dividends paid	(71,515)	(30,760)
(Increase) decrease in restricted cash	(18,249)	13,489
Payments made on interest rate swap terminations	—	(16,586)
Proceeds from repurchase arrangements, net	2,792,508	1,000,610
Net proceeds from common stock issuances	231,111	—

Net cash provided by financing activities	2,933,855	966,753

Net change in cash and cash equivalents	(52,722)	13,214
Cash and cash equivalents at beginning of period	202,803	56,012

Cash and cash equivalents at end of period	$150,081	$69,226

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

Our unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. There has been no activity in American Capital Agency TRS, LLC during the six months ended June 30, 2010 and 2009.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3. Summary of Significant Accounting Policies

Investments in Agency Securities

Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity. We determine the cost of the security and the amount to reclassify out of accumulated OCI into earnings based on the specific identification method.

Interest-only strips represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. Interest-only strips are measured at fair value through earnings in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income. Our investments in interest-only strips are included in agency securities, at fair value on the accompanying consolidated balance sheets.

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

We did not recognize any OTTI charges on any of our agency securities for the six months ended June 30, 2010 and 2009.

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

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments are initially recorded in OCI (a component of stockholders’

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments and trading securities, net immediately. When the underlying hedged transaction ceases to exist, all changes in the fair value of the instrument are included in gain (loss) on derivative instruments and trading securities, net for each period until the derivative instrument matures or is settled. Any amounts that have been previously recorded in accumulated OCI may need to be reclassified to net income. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in gain (loss) on derivative instruments and trading securities, net. Derivatives in a gain position are reported as derivative assets at fair value, and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. Any gain (loss) on derivative instruments and trading securities is included in the operating section in our consolidated statement of cash flows.

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We generally enter into such derivatives with the intention of qualifying for hedge accounting.

We may purchase interest rate swaptions to help mitigate the potential impact of large increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur. For the TBA security contracts that we have entered into, we have not asserted that physical settlement is probable and therefore, we did not designate such forward commitments as hedging instruments. Accordingly, all realized and unrealized gains and losses are recognized in our consolidated statement of operations in the line item gain (loss) on derivative instruments and trading securities, net.

We may purchase put and call options on TBA securities to hedge against short-term changes in interest rates. Under a purchased put option, we have the right to sell the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a purchased call option, we have the right to purchase from the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium paid for a put or call option is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

instruments and trading securities, net in our consolidated statement of operations and comprehensive income. When a purchased put or call option expires unexercised, a realized loss is reported in our consolidated statement of operations equal to the premium paid. When a purchased put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium paid and the fair value of the exercised put or call option. In addition, a derivative asset is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

We may also write put and call options on TBA securities to hedge against short-term changes in interest rates. Under a written put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a written call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

We may enter into a forward commitment to purchase or sell specified agency securities as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified agency securities are accounted for as derivatives if the delivery of the specified agency security and settlement extends beyond the shortest period possible for that type of security. We may designate the forward commitment as a qualifying cash flow hedge if at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that physical delivery of the security will occur. Realized and unrealized gains and losses associated with forward commitments not designated as hedging instruments are recognized in our consolidated statement of operations in the line item gain (loss) on derivative instruments and trading securities, net.

We estimate the fair value of interest rate swaps and interest rate swaptions based on the estimated net present value of the future cash flows using a forward interest rate yield curve in effect as of the measurement period, adjusted for non-performance risk based on our credit risk and our counterparty’s credit risk and, in the case of interest rate swaptions, on the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option. We consider the impact of any collateral requirements, credit enhancements or netting arrangements on credit risk. TBA securities and forward settling contracts to purchase or sell securities are valued using a combination of third-party pricing services and dealer quotes. These third-party pricing services use pricing models that incorporate such factors as coupons, prepayment speeds, spread to the Treasury and swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate similar pricing models as well as other common market pricing methods.

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified SFAS No. 167 in FASB ASC Topic 810, Consolidation (“ASC 810”). ASC 810, as amended by ASU 2009-17, revises the evaluation of whether entities represent variable interest entities (“VIEs”) and requires a qualitative assessment in determining the primary beneficiary of a VIE. Further, ASC 2009-17 requires ongoing assessments of control over such entities as well as additional disclosures for entities that have variable interests in VIEs. The amendments significantly affect the overall consolidation analysis under ASC 810 and change the way entities account for securitizations and special purpose entities as a result of the elimination of the qualifying special purpose entity (“QSPE”) scope exemption from ASC 810. The requirements of ASC 810 as they relate to ASU 2009-17 were effective for us as of January 1, 2010.

Prior to our adoption of ASC 810, as amended by ASU 2009-17, the CMO trusts we invested in were exempt from consolidation. Upon our adoption of ASC 810, as amended by ASU 2009-17, we evaluated such CMO trusts and determined that they are VIEs and our investments are variable interests. Generally, we will consolidate a CMO trust if we are its primary beneficiary, that is, if we have a variable interest (or combination of variable interests) that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. In determining if we have a controlling financial interest, we evaluate whether we share the power to control the selection of financial assets transferred to the CMO trust with an unrelated party. While we believe there is shared power in the selection of the assets for certain of the CMO trusts (i.e. both we and the unrelated party must consent to the transfer of such assets to the CMO trust), if our economic interest in the CMO trust is disproportionate to the shared power, we may be deemed to be the primary beneficiary.

As of and during the three and six months ended June 30, 2010, we were the primary beneficiary of certain CMO trusts in which we hold a variable interest. However, we did not consolidate such CMO trusts because the impact of consolidating them was immaterial to our financial statements as of and for the periods then ended. Our investments in the securities issued by such CMO trusts are included in agency securities on the accompanying consolidated balance sheets.

Recent Accounting Pronouncements

In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets—an amendment of FASB Statement No. 140 (“SFAS No. 166”). In December 2009, the FASB issued ASU No. 2009-16, Accounting for Transfers of Financial Assets, which codified SFAS No. 166 in FASB ASC Topic 860, Transfers and Servicing (“ASC 860”). SFAS No. 166 amends the derecognition guidance in SFAS No. 140, Accounting for Transfers and Servicing of Financial Assets and Extinguishments of Liabilities, eliminates the concept of a QSPE and requires more information about transfers of financial assets, including securitization transactions as well as a company’s continuing exposure to the risks related to transferred financial assets. We adopted the requirements of ASC 860, as they relate to SFAS No. 166, on January 1, 2010. The requirements were effective for financial asset transfers occurring after January 1, 2010 and for substantive subsequent changes to transfers of financial assets that occurred prior to January 1, 2010.

In January 2010, the FASB issued ASU No. 2010-06, Improving Disclosures about Fair Value Measurements (“ASU 2010-06”), which amended FASB ASC Topic 820, Fair Value Measurements and

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Disclosures (“ASC 820”), to require a number of additional disclosures regarding fair value measurements, including the amount of transfers between Levels 1 and 2 of the fair value hierarchy, the reasons for transfers in or out of Level 3 of the fair value hierarchy and activity for recurring Level 3 measures. ASU 2010-06 also clarifies certain existing disclosure requirements related to the level at which fair value disclosures should be disaggregated and the requirement to provide disclosures about the valuation techniques and inputs used in determining the fair value of assets or liabilities classified as Levels 2 or 3. The ASU was effective for interim and annual reporting periods beginning after December 15, 2009, except for the disclosures related to the activity in Level 3 fair value measurements, which are effective for fiscal years beginning after December 15, 2010 and for interim periods within those fiscal years. Early adoption is permitted. We adopted the requirements of ASU 2010-06 in the first quarter of 2010 and the adoption did not have a material effect on our consolidated financial statements.

In February 2010, the FASB issued ASU No. 2010-09, Amendments to Certain Recognition and Disclosure Requirements (“ASU 2010-09”), which amends FASB ASC Topic 855, Subsequent Events (“ASC 855”). ASU No. 2010-09 removes the requirement for an SEC filer (as defined in ASU 2010-09) to disclose the date, in both issued and revised financial statements, through which it has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. ASU No. 2010-09 is effective upon issuance for all entities other than conduit bond obligors. We adopted the requirements of ASU No. 2010-09 on the effective date. We do not have any material subsequent events that impact our consolidated financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements and accompanying notes have been reclassified to conform to the current period presentation.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Agency Securities

The following tables summarize our investments in agency securities as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	As of June 30, 2010
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$4,236,720	$2,344,925	$149,147	$6,730,792
Unamortized discount	(187)	(5)	—	(192)
Unamortized premium	176,419	126,262	5,678	308,359

Amortized cost	4,412,952	2,471,182	154,825	7,038,959
Gross unrealized gains	73,792	24,573	804	99,169
Gross unrealized losses	(1,045)	(689)	—	(1,734)

Available-for-sale securities, at fair value	4,485,699	2,495,066	155,629	7,136,394

Agency securities remeasured at fair value through earnings:
Interest-only strips, amortized cost(2)	15,616	21,318	—	36,934
Gross unrealized gains	—	—	—	—
Gross unrealized losses	(2,523)	(4,415)	—	(6,938)

Agency securities measured at fair value through earnings, at fair value	13,093	16,903	—	29,996

Total agency securities, at fair value	$4,498,792	$2,511,969	$155,629	$7,166,390

Weighted average coupon(3)	4.99%	5.52%	4.02%	5.16%
Weighted average yield as of June 30, 2010(1)	3.53%	3.22%	2.67%	3.40%
Weighted average yield for the six months ended June 30, 2010(1)	3.74%	2.52%	3.29%	3.58%

(1)	Incorporates future prepayment assumptions based on forward rates.
(2)	Interest-only strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The underlying unamortized principal balance of our Fannie Mae and Freddie Mac interest-only strips was $134.7 million and $234.7 million, respectively, or a total of $369.4 million, and the weighted average contractual interest was 3.71% of these amounts as of June 30, 2010.
(3)	The weighted average coupon includes the interest cash flows from our interest-only strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the underlying unamortized principal balance of our interest-only strips) as of June 30, 2010.

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$3,007,722	$55,799	$(505)	$3,063,016
Adjustable-Rate	3,556,961	33,958	(1,208)	3,589,711
CMO	474,276	9,412	(21)	483,667
Interest-only strips	36,934	—	(6,938)	29,996

	$7,075,893	$99,169	$(8,672)	$7,166,390

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of December 31, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$2,853,278	$1,248,698	$12,456	$4,114,432
Unamortized discount	(92)	—	—	(92)
Unamortized premium	99,709	49,662	386	149,757

Amortized cost	2,952,895	1,298,360	12,842	4,264,097
Gross unrealized gains	36,750	8,965	340	46,055
Gross unrealized losses	(6,335)	(3,702)	—	(10,037)

Agency securities, at fair value	$2,983,310	$1,303,623	$13,182	$4,300,115

Weighted average coupon	5.26%	5.31%	6.00%	5.28%
Weighted average yield as of December 31, 2009(1)	4.20%	3.50%	5.33%	3.99%
Weighted average yield for the year ended December 31, 2009(1)	4.78%	4.27%	4.88%	4.64%

	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,863,261	$28,210	$(4,067)	$1,887,404
Adjustable-Rate	1,699,513	9,447	(3,473)	1,705,487
CMO	701,323	8,398	(2,497)	707,224

	$4,264,097	$46,055	$(10,037)	$4,300,115

(1)	Incorporates future prepayment assumptions based on forward rates.

For the three and six months ended June 30, 2010, we recognized an unrealized loss of $9.0 million and $6.9 million, respectively, in (loss) gain on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income for the change in value of investments in interest-only strips, which represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. For the three and six months ended June 30, 2010, we realized a gain of $0.5 million in gain from sale of agency securities, net on the sale of interest-only strips during the periods. We did not invest in interest-only strips during the six months ended June 30, 2009.

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of June 30, 2010 and December 31, 2009, according to their estimated weighted average life classifications (dollars in thousands):

	As of June 30, 2010			As of December 31, 2009
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$56,739	$55,515	3.42%	$432	$428	1.95%
Greater than one year and less than three years	1,896,384	1,860,576	5.72%	281,721	281,143	5.87%
Greater than three years and less than five years	3,601,328	3,559,633	5.03%	1,340,665	1,337,777	5.14%
Greater than or equal to five years	1,611,939	1,600,169	4.85%	2,677,297	2,644,749	5.25%

Total	$7,166,390	$7,075,893	5.16%	$4,300,115	$4,264,097	5.28%

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The weighted average lives of the agency securities as of June 30, 2010 and December 31, 2009 in the table above incorporates anticipated future prepayment assumptions. As of June 30, 2010, our expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 20%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services, market data and internal estimates. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use our judgment in making adjustments to our models for different securities. Various market participants could use materially different assumptions.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2010	$632,224	$(1,734)	$—	$—	$632,224	$(1,734)
December 31, 2009	$1,683,452	$(10,037)	$—	$—	$1,683,452	$(10,037)

As of June 30, 2010, we did not intend to sell any of these agency securities and we believe it is not more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. We do not believe the unrealized losses on these agency securities are due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations.

The following table is a summary of our net gain on sale of agency securities for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Agency securities sold, at cost	$(2,624,277)	$(1,420,616)	$(4,741,787)	$(2,472,241)
Proceeds from agency securities sold	2,653,862	1,430,146	$4,798,780	2,486,589

Net gains on sale of agency securities	$29,585	$9,530	$56,993	$14,348

Gross gains on sale of agency securities	31,327	$10,031	$61,381	$15,137
Gross losses on sale of agency securities	(1,742)	(501)	(4,388)	(789)

Net gains on sale of agency securities	$29,585	$9,530	$56,993	$14,348

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for available-for-sale agency securities for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Beginning Balance	Unrealized Gains and (Losses)	Reversal of Prior Period Unrealized (Gains) and Losses on Realization	Ending Balance
Three months ended June 30, 2010	$37,951	$88,547	$(29,063)	$97,435
Three months ended June 30, 2009	$32,588	$13,080	$(9,530)	$36,138
Six months ended June 30, 2010	$36,018	$117,888	$(56,471)	$97,435
Six months ended June 30, 2009	$3,304	$47,182	$(14,348)	$36,138

The following tables summarize our agency securities pledged as collateral under repurchase agreements, derivative agreements and prime broker agreements by type as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$4,579,907	$2,437,700	$28,622	$7,046,229
Amortized cost	4,504,158	2,414,510	28,183	6,946,851
Accrued interest on pledged agency securities	17,055	9,669	103	26,827

Under Derivative Agreements
Fair value	28,460	26,194	—	54,654
Amortized cost	26,584	25,268	—	51,852
Accrued interest on pledged agency securities	125	70	—	195

Under Prime Broker Agreements
Fair value	8,201	26,096	—	34,297
Amortized cost	8,075	25,914	—	33,989
Accrued interest on pledged agency securities	35	98	—	133

Total Fair Value of Agency Securities Pledged and Accrued Interest	$4,633,783	$2,499,827	$28,725	$7,162,335

(1)	Agency securities pledged include amounts for sold but not yet settled agency securities totaling a fair value of $264.5 million, a cost of $259.0 million and accrued interest of $0.6 million as of June 30, 2010.

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

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of June 30, 2010 and December 31, 2009 (in thousands):

	As of June 30, 2010(1)			As of December 31, 2009
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$5,777,234	$5,700,960	$21,882	$3,216,242	$3,177,975	$12,815
31 - 59 days	1,005,588	988,128	3,874	889,505	864,612	3,820
60 - 90 days	263,407	257,763	1,071	—	—	—
Greater than 90 days	—	—	—	—	—	—

Total	$7,046,229	$6,946,851	$26,827	$4,105,747	$4,042,587	$16,635

(1)	Agency securities pledged include amounts for sold but not yet settled agency securities totaling a fair value of $249.2 million, a cost of $243.8 million and accrued interest of $0.5 million as of June 30, 2010.

Securitizations

During 2009, we entered into CMO transactions whereby we transferred agency securities with a cost basis of $831.0 million to various investment banks in exchange for cash proceeds of $845.3 million and at the same time entered into a commitment with the same investment banks to purchase to-be-issued securities collateralized by the agency securities transferred for $601.3 million. In each case, the investment bank contributed the transferred agency securities to a securitization trust held by either Fannie Mae or Freddie Mac in exchange for CMO securities held in the trust. Pursuant to the pre-existing commitment, the investment banks transferred to us certain of the CMO securities and interest-only strips held in the trust, typically representing the longer maturity classes, or 70 to 75 percent of the cash flows of the agency securities initially transferred by us. Our primary purpose for entering into these transactions was to reduce our exposure to short-term spikes in prepayments by holding the longer maturity classes. We typically will not receive any repayments of principal on these CMO securities until holders of securities entitled to the shorter maturity classes are repaid in full.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

All of our CMO’s are backed by fixed or adjustable-rate agency securities and Fannie Mae or Freddie Mac guarantee the payment of interest and principal and act as the trustee and administrator of their respective securitization trusts. Our involvement with the trusts described above is limited to the agency securities transferred to them by the investment banks and the CMO securities subsequently held by us. As of June 30, 2010, the fair value of such CMO securities and interest-only strips was $353.9 million. Including additional CMOs and interest-only strips purchased from third parties in separate transactions, the total fair value of our CMOs and interest-only strips was $513.7 million as of June 30, 2010. As of December 31, 2009, the fair value of such CMO securities and interest-only strips was $594.3 million. Including additional CMOs and interest-only strips purchased from third parties in separate transactions, the total fair value of our CMOs and interest-only strips was $707.2 million as of December 31, 2009.

Our maximum exposure to loss as a result of our involvement with the trusts relates to the additional liquidity risk of holding CMO securities and interest-only strips in a period of severe market dislocations as compared to the underlying collateral transferred to the trusts. The maximum exposure related to this risk is the fair value of the CMO securities and interest-only strips.

Note 5. Repurchase Agreements

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2010 and December 31, 2009, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	As of June 30, 2010			As of December 31, 2009
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$3,429,579	0.28%	17	$1,997,243	0.22%	15
31 - 60 days	1,475,854	0.28%	22	967,625	0.25%	20
61 - 90 days	1,423,919	0.28%	37	327,945	0.28%	42
Greater than 90 days	304,990	0.30%	55	549,021	0.27%	52

Total / Weighted Average	$6,634,342	0.28%	24	$3,841,834	0.24%	24

As of June 30, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Note 6. Derivative Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative financial instrument contracts. We may enter into interest rate swap agreements, interest rate

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

As of June 30, 2010 and December 31, 2009, our derivative instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one month LIBOR with terms usually ranging up to 5 years. Our interest rate swaps are generally designated as cash flow hedges under ASC 815.

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

Derivatives Designated as Hedging Instruments

As of June 30, 2010 and December 31, 2009, we had net interest rate swaps liabilities of $70.1 million and $10.5 million, respectively. The tables below summarize information about our outstanding interest rate swaps as of June 30, 2010 and December 31, 2009 (dollars in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Balance Sheet Location	As of
		June 30, 2010	December 31, 2009
Interest rate swap assets	Derivative assets, at fair value	$6	$4,205
Interest rate swap liabilities	Derivative liabilities, at fair value	(70,124)	(14,719)

		$(70,118)	$(10,514)

	As of June 30, 2010
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$250,000	1.51%	0.35%	$(2,367)	1.0
Greater than 1 year and less than 3 years	1,700,000	1.81%	0.35%	(33,792)	2.1
Greater than 3 years and less than 5 years	1,050,000	2.39%	0.35%	(33,959)	4.2
Greater than 5 years	—	—	—	—	—

Total	$3,000,000	1.99%	0.35%	$(70,118)	2.7

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

The following table summarizes information about our outstanding interest rate swaps designated as hedging instruments for the three and six month periods ended June 30, 2010 and 2009 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Terminations	Ending Notional Amount	Termination Fee
Three months ended June 30, 2010	$2,350,000	$650,000	$—	$3,000,000
Three months ended June 30, 2009	$700,000	$600,000	$(350,000)	$950,000	$9,969
Six months ended June 30, 2010	$2,050,000	$950,000	$—	$3,000,000
Six months ended June 30, 2009	$650,000	$850,000	$(550,000)	$950,000	$16,417

The net settlements for terminated swaps were amortized into earnings over the remaining life of the terminated interest rate swaps and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for the terminated swaps was $2.6 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, and $6.3 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively. As of June 30, 2010, there was no remaining unamortized costs associated with terminated swaps.

During the three months ended June 30, 2010 and 2009, we recorded no losses as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur. During the six months ended June 30, 2010, we recorded no losses and during the six months ended June 30, 2009, we recorded losses of $1.0 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below summarizes the effect of interest rate swaps designated as hedges under ASC 815 on our income statement for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Derivatives in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2010	Interest rate swaps	$(42,271)	Interest Expense	$(13,744)	Loss (gain) on derivative instruments and trading securities, net	$(123)

Three months ended June 30, 2009	Interest rate swaps	$8,530	Interest Expense	$(6,394)	Loss (gain) on derivative instruments and trading securities, net	$130

Six months ended June 30, 2010	Interest rate swaps	$(59,605)	Interest Expense	$(27,071)	Loss (gain) on derivative instruments and trading securities, net	$(314)

Six months ended June 30, 2009 (1)	Interest rate swaps	$6,748	Interest Expense	$(10,455)	Loss (gain) on derivative instruments and trading securities, net	$716

(1)	This amount excludes $1.0 million for the six months ended June 30, 2009, recorded as a loss in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

The amount of net interest expense expected to flow through our statement of operations over the next twelve months due to expected net settlements on our interest rate swaps is $42.4 million.

Additionally, during the three and six months ended June 30, 2010, we entered into forward commitments of $80.0 million and $146.3 million notional value, respectively, to purchase specified agency securities that were designated as all-in-one cash flow hedges pursuant to ASC 815. The all-in-one cash flow hedges had gross and net unrealized appreciation (or a net asset) of $0.6 million as of June 30, 2010. The amount of net gains recognized in OCI for the three and six months ended June 30, 2010 was $0.6 million, which will be reclassified to OCI for available-for-sale securities upon the physical settlement of the all-in-one cash flow hedges. We did not enter into any forward commitments during the three and six months ended June 30, 2009.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Derivatives Not Designated as Hedging Instruments

As of June 30, 2010, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $181.1 million for the purchase of securities and $270.0 million for the sale of securities. As of December 31, 2009, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $596.5 million for the purchase of securities and $616.7 million for the sale of securities.

As of June 30, 2010, our interest rate swaption agreements outstanding consisted of $200.0 million in notional amount of options to enter into interest rate swaps in the future where we would pay a fixed rate (“Payer Swaptions”) and $300.0 million in notional amount of options to enter into interest rate swaps in the future where we would receive a fixed rate (“Receiver Swaptions”) as summarized in the table below (dollars in thousands):

	As of June 30, 2010
	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$2,148	$7	4	$200,000	4.23%	1M Libor	5
Receiver	1,440	3,734	3	300,000	1M Libor	2.42%	6.7

	$3,588	$3,741		$500,000

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below summarizes information about our derivatives outstanding that were not designated as hedging instruments as of June 30, 2010 and December 31, 2009 (in thousands):

		As of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2010	December 31, 2009
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	$2,194	$172
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	824	5,025
Payer Swaptions	Derivative assets, at fair value	7	2,389
Receiver Swaptions	Derivative assets, at fair value	3,734	169

		$6,759	$7,755

Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	$—	$(3,069)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(6,096)	(10)

		$(6,096)	$(3,079)

		$663	$4,676

During the three and six months ended June 30, 2010 we recorded a loss of $14.2 million and $10.1 million, respectively, in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income for derivatives not designated as hedging instruments under ASC 815.

The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our income statement for the three and six months ended June 30, 2010 (in thousands):

Derivatives Not Designated as Hedging Instruments	Notional Amount as of March 31, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2010	Amount Recognized in (Loss) Gain on Derivative Instruments and Trading Securities, Net
Purchase of TBA and forward settling agency securities	$184,668	253,213	(256,739)	$181,142	$8,196
Sale of TBA and forward settling agency securities	$335,000	1,851,094	(1,916,094)	$270,000	(23,623)
Payer Swaptions	$200,000	—	—	$200,000	(591)
Receiver Swaptions	$100,000	200,000	—	$300,000	2,502
Put Options	$75,000	—	(75,000)	$—	(365)
Interest rate swaps	$—	50,000	(50,000)	$—	(280)

					$(14,161)

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2010	Amount Recognized in (Loss) Gain on Derivative Instruments and Trading Securities, Net
Purchase of TBA and forward settling agency securities	$596,516	1,089,089	(1,504,463)	$181,142	$12,434
Sale of TBA and forward settling agency securities	$616,747	2,817,260	(3,164,007)	$270,000	(20,877)
Payer Swaptions	$200,000	—	—	$200,000	(2,382)
Receiver Swaptions	$100,000	300,000	(100,000)	$300,000	2,126
Put Options	$—	75,000	(75,000)	$—	(328)
Interest rate swaps	$—	150,000	(150,000)	$—	(1,111)

					$(10,138)

(1)	This amount excludes $8.5 million recorded as a loss for interest-only strips re-measured at fair value through earnings, a loss of $0.1 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $1.4 million from trading securities in (loss) gain on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive for the three months ended June 30, 2010.
(2)	This amount excludes $6.4 million recorded as a loss for interest-only strips re-measured at fair value through earnings, a loss of $0.3 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $1.4 million from trading securities in (loss) gain on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive for the six months ended June 30, 2010.

During the three months ended June 30, 2009 we recorded a gain of $1.1 million, in (loss) gain on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income for derivatives not designated as hedging instruments under ASC 815. There were no derivative instruments not designated as hedges under ASC 815 during the three months ended March 31, 2009.

The table below summarizes the effect of derivative instruments not designated as hedges under ASC 815 on our income statement for the six months ended June 30, 2009 (in thousands):

Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2008	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2009	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Sale of TBA and forward settling agency securities	$—	350,000	(275,000)	$75,000	$1,101

(1)	This amount excludes a net loss of $0.2 million for hedge ineffectiveness and missed forecasts on our outstanding interest rate swaps in (loss) gain on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive for the six months ended June 30, 2009.

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

Each of our ISDA Master Agreements contains provisions under which we are required to fully collateralize our obligations under the interest rate swap instrument if at any point the fair value of the interest rate swap represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our interest rate swap transactions. If we breach any of these provisions we will be required to settle our obligations under the agreements at their termination values.

Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts range from $10 million to $25 million. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain certain minimum shareholders’ equity thresholds or our REIT status or comply with limits on our leverage above certain specified levels.

As of June 30, 2010, the fair value of our interest rate swaps in a liability position related to these agreements was $70.1 million. We had agency securities with fair values of $54.7 million, and cash and cash equivalents of $34.3 million, or $89.0 million in total agency securities and cash and cash equivalents, pledged as collateral against our interest rate swaps as of June 30, 2010. Termination values of interest rate swaps in a liability position totaled $71.4 million as of June 30, 2010. The difference between the fair value liability and the termination liability represents accrued interest and an adjustment for nonperformance risk of us and our counterparties.

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

There were no transfers between hierarchy levels during the six months ended June 30, 2010 and 2009.

Repurchase Agreements

Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

Agency Securities

Agency securities are valued based on a market approach using Level 2 Inputs from third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancement. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results, if available, to values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness.

Derivative Instruments

Interest rate swaps and swaptions are valued based on an income and market approach using Level 2 Inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, the pay rate on the interest rate swaps and, in the case of interest rate swaptions, on the future

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

interest rate swap that we have the option to enter into as well as the remaining length of time we have to exercise the option. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

Contracts to purchase or sell TBA securities and specified agency securities on a forward basis and options to purchase or sell TBA securities are valued using Level 2 Inputs at June 30, 2010 and December 31, 2009 based on a market approach using the same methods to value agency securities described above.

Note 8. Stockholders’ Equity

Equity Offering

In May 2010, we completed a public offering in which 6.9 million shares of our common stock, including the over-allotment option, were sold at a public offering price of $25.75 per share. Upon completion of the offering we received proceeds, net of underwriters’ discount and other offering costs, of approximately $169.0 million.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. We did not issue any shares under the plan during the three months ended June 30, 2010. During the three months ended March 31, 2010, we issued approximately 2.4 million shares under the plan for cash proceeds of $62.1 million. We did not issue any shares under the plan prior to December 31, 2009. As of June 30, 2010 and December 31, 2009, there were approximately 10.6 million and 3.0 million shares available for issuance under this plan, respectively.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations

Management’s Discussion and Analysis of Financial Condition and Results of Operations (“MD&A”) is designed to provide a reader of American Capital Agency Corp.’s consolidated financial statements with a narrative from the perspective of management. Our MD&A is presented in five sections:

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

Our principal objective is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities, and realized gains on our investments. We fund our investments through short-term borrowings structured as repurchase agreements. Since our IPO, we have declared or paid dividends of $10.46 per share.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Because we have no employees or separate facilities, we rely on our Manager to administer our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Our Manager is a subsidiary of a wholly-owned portfolio company of American Capital. American Capital is a publicly traded private equity firm and global asset manager. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital has $15 billion in capital resources under management, as of June 30, 2010, and eight offices in the U.S., Europe and Asia. Gary Kain is the President of our Manager and also serves as our Senior Vice President and Chief Investment Officer.

Our Investment Strategy

Our investment strategy is to manage an investment portfolio consisting exclusively of agency securities (other than for hedging purposes) that seeks to generate attractive, risk-adjusted returns. Our Manager has established an investment committee comprised of certain of its officers. The investment committee has established investment guidelines, certain of which have been approved by our Board of Directors. The investment committee can change those investment guidelines at any time with the approval of our Board of Directors. The following are our investment guidelines approved by our Board of Directors:

•	no investment shall be made in any non-agency securities (other than for hedging purposes);

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and

•	prior to entering into any proposed investment transaction with American Capital or any of its affiliates, a majority of our independent directors must approve the terms of the transaction.

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

As of June 30, 2010, our $7.2 billion investment portfolio was financed with $6.6 billion of repurchase agreements and $0.8 billion of equity capital, resulting in a leverage ratio of approximately 8.4 times our stockholders’ equity. When adjusted for net payables and receivables for unsettled agency securities, the leverage ratio was approximately 8.2 times our stockholders’ equity as of June 30, 2010. Financing spreads (the difference between yields on our investments and rates on related borrowings, including amortization expense related to terminated swaps) averaged 218 basis points and 216 basis points, respectively, for the three and six months ended June 30, 2010.

The size and composition of our investment portfolio depends on investment strategies being implemented by our Manager, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of short-term interest rates, mortgage prepayments, market liquidity and government participation in the market.

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

Summary of Critical Accounting Policies

Our critical accounting policies relate to investment accounting, revenue recognition, securities valuation, derivative accounting and income taxes. Each of these items involves estimates that will require management to make judgments that are subjective in nature. We rely on our Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies. All of our critical accounting policies are fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K for the year ended December 31, 2009.

FINANCIAL CONDITION

As of June 30, 2010 and December 31, 2009, our investment portfolio consisted of $7.2 billion and $4.3 billion, respectively, of agency securities. The following tables summarize certain characteristics of our investment portfolio as of June 30, 2010 (dollars in thousands):

	As of June 30, 2010
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Available-For-Sale Agency Securities:
Fannie Mae	$4,236,720	$4,412,952	104.2%	$4,485,699	4.88%	3.52%
Freddie Mac	2,344,925	2,471,182	105.4%	2,495,066	5.15%	3.09%
Ginnie Mae	149,147	154,825	103.8%	155,629	4.02%	2.67%

Total / Weighted Average Available- For-Sale Agency Securities	$6,730,792	$7,038,959	104.6%	$7,136,394	4.95%	3.35%

Fixed-Rate	$2,888,108	$3,007,722	104.1%	$3,063,016	4.95%	3.96%
Adjustable-Rate	3,381,009	3,556,961	105.2%	3,589,711	5.05%	2.82%
CMO	461,675	474,276	102.7%	483,667	4.27%	3.48%

Total / Weighted Average Available- For-Sale Securities	$6,730,792	$7,038,959	104.6%	$7,136,394	4.95%	3.35%

	As of June 30, 2010
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average
				Coupon	Yield(1)
Agency Securities Remeasured at Fair Value Through Earnings:
Interest-Only Strips
Fannie Mae	$134,706	$15,616	$13,093	3.65%	7.66%
Freddie Mac	234,704	21,318	16,903	3.75%	18.05%

Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$369,410	$36,934	$29,996	3.71%	13.66%

Interest-only strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The interest cash flows from our interest-only strips taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 5.16% of the combined par value our agency securities (excluding the underlying unamortized principal balance of our interest-only strips) as of June 30, 2010. The combined weighted average yield of our agency portfolio was 3.40% as of June 30, 2010.

The following table summarizes certain characteristics of our investment portfolio as of December 31, 2009 (dollars in thousands):

	As of December 31, 2009
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Available-For-Sale Securities:
Fannie Mae	$2,853,278	$2,952,895	103.5%	$2,983,310	5.26%	4.20%
Freddie Mac	1,248,698	1,298,360	104.0%	1,303,623	5.31%	3.50%
Ginnie Mae	12,456	12,842	103.1%	13,182	6.00%	5.33%

Total / Weighted Average Available- For-Sale Securities	$4,114,432	$4,264,097	103.6%	$4,300,115	5.28%	3.99%

Available-For-Sale Securities:
Fixed-Rate	$1,806,559	$1,863,261	103.1%	$1,887,404	5.40%	4.77%
Adjustable-Rate	1,625,477	1,699,513	104.6%	1,705,487	5.17%	3.18%
CMO	682,396	701,323	102.8%	707,224	5.23%	3.90%

Total / Weighted Average Available- For-Sale Securities	$4,114,432	$4,264,097	103.6%	$4,300,115	5.28%	3.99%

(1)	Average yield incorporates future prepayment assumptions based on the forward yield curve.

As of June 30, 2010 and December 31, 2009, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices, and CMOs. The following tables detail the characteristics of our ARMs and hybrid ARMs portfolio by index as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	As of June 30, 2010				As of December 31, 2009
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	51	78	66	38	56	69	54	41
Weighted average margin	1.56%	1.77%	2.08%	1.83%	1.60%	1.72%	2.24%	1.83%
Weighted average annual period cap	1.16%	2.00%	1.74%	1.00%	1.20%	2.00%	2.00%	1.00%
Weighted average lifetime cap	10.67%	10.04%	10.20%	10.13%	10.65%	10.28%	10.22%	10.12%
Principal amount	$115,797	$2,440,147	$555,608	$269,456	$123,088	$750,375	$467,996	$284,018
Percentage of investment portfolio at par value	2%	36%	8%	4%	3%	18%	11%	7%

The following tables detail the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of June 30, 2010 and December 31, 2009 (dollars in thousands):

	As of June 30, 2010			As of December 31, 2009
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than one year	$—	—	—	$—	—	—
Greater than one year and less than three years	208,181	6%	29	277,076	16%	30
Greater than three years and less than five years	1,138,554	32%	44	648,093	38%	45
Greater than or equal to five years	2,242,977	62%	90	780,318	46%	81

Total / Weighted Average	$3,589,712	100%	72	$1,705,487	100%	59

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of June 30, 2010 and December 31, 2009, the average final contractual maturity of the agency securities in our investment portfolio was 26 and 27 years, respectively. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

The following tables summarize our agency securities, at fair value, according to their estimated weighted average life classifications as of June 30, 2010 and December 31, 2009 (in thousands):

	June 30, 2010	December 31, 2009
Less than one year	$56,739	$432
Greater than one year and less than three years	1,896,384	281,721
Greater than three years and less than five years	3,601,328	1,340,665
Greater than or equal to five years	1,611,939	2,677,297

Total	$7,166,390	$4,300,115

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact the rate of prepayments, as interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of June 30, 2010, our portfolio was purchased at a net premium. The actual CPR was approximately 28% and 17% for the three months ended June 30, 2010 and 2009, respectively. The actual CPR was approximately 24% and 19% for the six months ended June 30, 2010 and 2009, respectively. In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 20% as of June 30, 2010. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, U.S. Government agency or U.S. Government entity buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our condensed consolidated statements of operations and key portfolio statistics for the three and six months ended June 30, 2010 and 2009 (in thousands, except per share amounts):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Consolidated Statement of Operations Data:
Interest income	$50,589	$31,690	$89,386	$54,041
Interest expense	17,348	9,585	32,858	17,714

Net interest income	33,241	22,105	56,528	36,327

Gain from sale of agency securities, net	29,585	9,530	56,993	14,348
(Loss) gain from derivative instruments and trading securities, net	(21,867)	1,226	(15,947)	868

Total other income, net	7,718	10,756	41,046	15,216

Management fees	2,314	939	4,098	1,842
General and administrative expenses	1,787	1,556	3,468	3,024

Total expenses	4,101	2,495	7,566	4,866

Net income	$36,858	$30,366	$90,008	$46,677

Net income per common share—basic and diluted	$1.23	$2.02	$3.28	$3.11

Weighted average number of common shares outstanding— basic and diluted	29,872	15,005	27,451	15,005

Key Portfolio Statistics*:
Average agency securities, at cost	$5,886,806	$2,367,303	$4,993,331	$2,052,812
Average total assets, at fair value	$6,498,247	$2,676,006	$5,545,264	$2,322,317
Average repurchase agreements	$5,548,225	$2,139,402	$4,670,611	$1,840,262
Average stockholders' equity	$705,466	$305,866	$643,107	$290,159
Fixed-rate agency securities at fair value—as of period end	$3,063,016	$1,203,261	$3,063,016	$1,203,261
Adjustable-rate agency securities at fair value—as of period end	$3,589,711	$1,307,430	$3,589,711	$1,307,430
CMO agency securities at fair value—as of period end	$483,667	$121,202	$483,667	$121,202
Interest-only strips agency securities, at fair value—as of period end	$29,996	$—	$29,996	$—
Average coupon(1)	5.20%	6.04%	5.19%	6.05%
Average asset yield(2)	3.44%	5.35%	3.58%	5.26%
Average cost of funds(3)	1.07%	1.30%	1.15%	1.61%
Average cost of funds—terminated swap amortization expense(4)	0.19%	0.50%	0.27%	0.33%
Average net interest rate spread(5)	2.18%	3.55%	2.16%	3.32%
Net return on average stockholders' equity(6)	20.96%	39.82%	28.22%	32.44%
Leverage (average during the period)(7)	7.9:1	7.0:1	7.3:1	6.3:1
Leverage (as of period end)(8)	8.2:1	7.7:1	8.2:1	7.7:1
Expenses % of average assets(9)	0.25%	0.37%	0.28%	0.42%
Expenses % of average stockholders' equity(10)	2.33%	3.27%	2.37%	3.38%
Book value per common share as of period end(11)	$23.54	$20.76	$23.54	$20.76

*	Average numbers for each period are weighted based on days on our books and records, all percentages are annualized.
(1)	Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on our agency securities by our weighted average agency securities.

(2)	Weighted average asset yield for the period was calculated by dividing our total interest income on our agency securities, including amortization of premiums and discounts, by our weighted average agency securities.
(3)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements. Total interest expense excludes amortization expense related to the costs of the previously terminated interest rate swaps during the periods presented.
(4)	Represents amortization expense associated with the termination of interest rate swaps of $2.6 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, and $6.3 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively.
(5)	Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(6)	Net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity.
(7)	Leverage during the period was calculated by dividing our average repurchase agreements outstanding by our average stockholders’ equity.
(8)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements and net receivables/liabilities for unsettled agency securities by our total stockholders’ equity at period end.
(9)	Expenses as a percentage of average total assets was calculated by dividing our total expenses by our average total assets.
(10)	Expenses as a percentage of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity.
(11)	Book value per common share was calculated by dividing our total stockholders’ equity by our number of shares outstanding.

Interest Income and Asset Yield

Interest income was $50.6 million and $31.7 million for the three months ended June 30, 2010 and 2009, which is net of $22.9 million and $3.1 million for net amortization of premiums and discounts on our investment portfolio, respectively. Interest income was $89.4 million and $54.0 million for the six months ended June 30, 2010 and 2009, which is net of $35.2 million and $6.5 million for net amortization of premiums and discounts on our investment portfolio, respectively. Our average agency securities at cost for the three months ended June 30, 2010 and 2009 was $5,886.8 million and $2,367.3 million, respectively, and we had an average asset yield of 3.44% and 5.35% for the respective periods. Our average agency securities at cost for the six months ended June 30, 2010 and 2009 was $4,993.3 million and $2,052.8 million, respectively, and we had an average asset yield of 3.58% and 5.26% for the respective periods. We had $7.2 billion and $2.6 billion of agency securities and an unamortized net premium balance of $345.1 million (including the unamortized cost basis of our interest-only strips) and $79.2 million as of June 30, 2010 and 2009, respectively. We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method.

The decline in our average asset yield for each of the comparative periods was partially driven by a decline in the average coupon of our investment portfolio of 5.20% from 6.04% for the three months ended June 30, 2010 and 2009, respectively, and 5.19% from 6.05% for the six months ended June 30, 2010 and 2009, respectively, and an increase in the average amortized cost basis of our investment portfolio of 104.1% from 103.0% for the three months ended June 30, 2010 and 2009, respectively, and 104.0% from 102.6% for the six months ended June 30, 2010 and 2009, respectively, as a result of changes in portfolio composition. In addition, the decline in average asset yield was impacted by increases in the actual CPRs of our investment portfolio of approximately 28% from 17% for the three months ended June 30, 2010 and 2009, respectively, and approximately 24% from 19% for the six months ended June 30, 2010 and 2009, respectively, which was partially offset by a decline in the projected CPRs over the remaining life of our investment portfolio of approximately 20% from 21% as of June 30, 2010 and 2009, respectively. Actual CPRs for the three and six months ended June 30, 2010 reflect the impact of Fannie Mae and Freddie Mac’s buyouts of accumulated severely delinquent loans from mortgage pools collateralizing agency securities (“GSE Buyouts”). The GSE Buyouts had the impact of increasing the average prepayment speed of our investment portfolio.

Leverage

Our leverage as of June 30, 2010 and 2009 was 8.4 and 7.5 times our stockholders’ equity, respectively. When adjusted for the net amount of agency securities purchased and sold but not yet settled, our leverage ratio was 8.2 and 7.7 times our stockholders’ equity as of June 30, 2010 and 2009, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding levels ranging from 12 to 16 times our stockholders’ equity.

The table below presents our average and period end repurchase agreement balance outstanding and leverage ratios for the six months ended June 30, 2010 and the year ended December 31, 2009 (dollars in thousands):

Period Ended	Repurchase Agreements		Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
	Average	As of Period End
March 31, 2009	$1,537,798	$1,849,473	5.6:1	6.4:1	7.0:1
June 30, 2009	$2,139,402	$2,346,875	7.0:1	7.5:1	7.7:1
September 30, 2009	$2,693,851	$2,949,010	7.2:1	6.9:1	7.3:1
December 31, 2009	$3,637,220	$3,841,834	6.8:1	7.0:1	7.3:1
March 31, 2010	$3,787,583	$4,651,115	6.5:1	7.6:1	7.9:1
June 30, 2010	$5,548,225	$6,634,342	7.9:1	8.4:1	8.2:1

(1)	Average leverage during the period was calculated by dividing our average repurchase agreements outstanding for the period by our average stockholders’ equity for the period.
(2)	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements by our stockholder’s equity at period end.
(3)	Leverage as of period end, net of unsettled trades was calculated by dividing the amount outstanding under our repurchase agreements and net liabilities and receivables for unsettled agency securities by our total stockholder’s equity at period end.

For the quarter ended March 31, 2009, our ending repurchase agreement balance was greater than our average balance due to re-levering our balance sheet during the quarter as a result of improved conditions in the liquidity market following the peak of the liquidity crisis during the fourth quarter of 2008. Our leverage increased from 5.2:1 as of December 31, 2008 to 6.4:1 as of March 31, 2009.

For the quarter ended March 31, 2010, our ending repurchase agreement balance was greater than our average balance due to deploying new equity capital raised during the quarter through our direct stock purchase plan of $62.1 million on a levered basis. In addition, we reduced leverage at the start of the quarter in anticipation of the GSE Buyout announcements by Fannie Mae and Freddie Mac and the resultant potential impact on our short-term liquidity needs. Later in the quarter, following the GSE buyout announcements in February 2010, we increased our leverage to 7.6:1.

For the quarter ended June 30, 2010, our ending repurchase agreement balance was greater than our average balance primarily due to deploying new equity capital raised during the quarter through a public offering of our common stock for proceeds of $169.0 million, after underwriting discounts and offering expenses, on a levered basis.

Interest Expense and Cost of Funds

Interest expense was $17.3 million and $9.6 million for the three months ended June 30, 2010 and 2009, respectively. Interest expense was $32.9 million and $17.7 million for the six months ended June 30, 2010 and 2009, respectively. The increase in interest was due to an increase in our average repurchase agreements outstanding, partially offset by a decline our total cost of funds for each of the comparative periods as described below.

For the three months ended June 30, 2010 and 2009, average repurchase agreements outstanding were $5,548.2 million and $2,139.4 million, respectively. For the six months ended June 30, 2010 and 2009, average repurchase agreements outstanding were $4,670.6 million and $1,840.3 million, respectively. The increase in the average repurchase agreement balance was primarily driven deploying new equity capital raised over the prior 12 month period ended June 30, 2010 on a levered basis.

The average interest rate on our repo agreements declined to 0.26% from 0.60% for the three months ended June 30, 2010 and 2009, respectively, and to 0.24% from 0.80% for the six months ended June 30, 2010 and 2009, respectively, primarily driven by the decline in the 30 day LIBOR interest rate. Including the net impact of interest rate swaps, the total average cost of funds for the three months ended June 30, 2010 and 2009 declined to 1.26% from 1.80%, which includes amortization expense for previously terminated interest rate swaps of 0.19% and 0.50%, respectively, and for the six months ended June 30, 2010 and 2009 to 1.42% from 1.94%, which includes amortization expense for previously terminated interest rate swaps of 0.27% and 0.33%, respectively.

We did not terminate any interest rate swaps accounted for as hedges under ASC 815 during the three or six months ended June 30, 2010. During the three and six months ended June 30, 2009 we terminated interest rate swaps with notional amounts of $350.0 and $550.0 million, respectively, resulting in net settlement payments of $10.0 million and $16.4 million, respectively, equal to their fair value on the date of termination. The net settlements were amortized into income over the remaining life of the terminated interest rate swaps through the second quarter of 2010 and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for terminated swaps was $2.6 million and $2.7 million for the three months ended June 30, 2010 and 2009, respectively, $6.3 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively.

As of June 30, 2010 and 2009, we had outstanding interest rate swap agreements for a total notional amount of $3.0 billion and $1.0 billion, or 45% and 40% of the outstanding balance under our repurchase agreements, respectively. For the three months ended June 30, 2010 and 2009 our interest rate swaps increased the cost of our borrowings by $11.2 million and $3.7 million, or 0.81% and 0.70% of interest bearing liabilities excluding the amortization expense associated with the termination of interest rate swaps, respectively, and for the six months ended June 30, 2010 and 2009 our interest rate swaps increased the cost of our borrowings by $21.0 million and $7.5 million, or 0.91% and 0.81% of interest bearing liabilities, excluding the amortization expense associated with the termination of interest rate swaps, respectively.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $33.2 million and $22.1 million for the three months ended June 30, 2010 and 2009, respectively. Net interest income was $56.5 million and $36.3 million for the six months ended June 30, 2010 and 2009, respectively. The average net interest rate spread, which equals the average yield on our assets less the average cost of funds was 2.18% and 3.55% for the three months ended June 30, 2010 and 2009, respectively. Excluding the terminated swap amortization expense, the net interest rate spread for the three months ended June 30, 2010 and 2009 was 2.37% and 4.05%, respectively. The average net interest rate spread was 2.16% and 3.32% for the six months ended June 30, 2010 and 2009, respectively. Excluding the terminated swap amortization expense, the net interest rate spread for the six months ended June 30, 2010 and 2009 was 2.43% and 3.65%, respectively. As of June 30, 2010, the net interest rate spread was 2.38%.

The decrease in our average net interest rate spread for each of the comparative periods was due to a decline in our average asset yield, partially offset by a decrease in our cost of funds, as discussed above.

Gain on Sale of Agency Securities, Net

The following table is a summary of our net gain on sale of agency securities for the three and six months ended June 30, 2010 and 2009 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2010	June 30, 2009	June 30, 2010	June 30, 2009
Agency securities sold, at cost	$(2,624,277)	$(1,420,616)	$(4,741,787)	$(2,472,241)
Proceeds from agency securities sold	2,653,862	1,430,146	$4,798,780	2,486,589

Net gains on sale of agency securities	$29,585	$9,530	$56,993	$14,348

Gross gains on sale of agency securities	31,327	$10,031	$61,381	$15,137
Gross losses on sale of agency securities	(1,742)	(501)	(4,388)	(789)

Net gains on sale of agency securities	$29,585	$9,530	$56,993	$14,348

The increase in the amount of agency securities sold for each of the comparative periods was due to an increase in the size of our investment portfolio as well as our Manager’s execution of our active portfolio management strategy. Our strategy for the periods presented has largely focused on repositioning our portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.

Loss (Gain) on Derivative Instruments and Trading Securities, Net

The following table is a summary of our (loss) gain on derivative instruments and trading securities, net for the three and six months ended June 30, 2010 and 2009 (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2010	2009	2010	2009
Realized (loss) gain from derivative instruments and trading securities:
TBAs and forward settling agency securities	$(5,686)	$1,566	$(3,239)	$1,566
Interest rate swaptions	—	—	(243)	—
Put options	(328)	—	(328)	—
Hedge ineffectiveness related to missed forecasts on interest rate swaps designated as hedges under ASC 815	—	(4)	—	(948)
Interest rate swaps not designated as hedges under ASC 815	(281)	—	(1,111)	—
Government securities	1,443	—	1,443	—

Total realized (loss) gain from derivative instruments and trading securities, net	(4,852)	1,562	(3,478)	618

Unrealized loss (gain) from derivative instruments and trading securities:(1)
TBAs and forward settling agency securities	(9,740)	(465)	(5,204)	(466)
Interest-only strips	(9,026)	—	(6,938)	—
Interest rate swaptions	1,911	—	(13)	—
Put options	(37)	—	—	—
Hedge ineffectiveness on interest rate swaps accounted for as hedges under ASC 815	(123)	129	(314)	716

Total unrealized (loss) gain from derivative instruments and trading securities, net	(17,015)	(336)	(12,469)	250

Total (loss) gain from derivative instruments and trading securities, net	$(21,867)	$1,226	$(15,947)	$868

(1)	Unrealized (loss) gain from derivatives and trading securities includes reversals of prior period amounts for settled or expired derivatives and trading securities.

The net loss from derivatives and trading securities for the three and six month periods ended June 30, 2010 is due to an increase in hedging activity involving derivative instruments that were not designated as hedges under ASC 815. These instruments, while not designated as hedges under ASC 815, were entered into to manage the potential adverse impact of interest rate changes on the value of our investment portfolio and cash flows as a result of the federal government’s conclusion of its agency security purchase program in March 2010, the European debt crisis and overall economic volatility.

Further details regarding our derivatives and related hedging activity for the three and six months ended June 30, 2010 and 2009 are discussed in Note 3 and 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $2.3 million and $0.9 million during the three months ended June 30, 2010 and 2009, respectively, and $4.1 million and $1.8 million during the six months ended June 30, 2010 and 2009, respectively. The increase in management fees compared to prior periods was due to an increase in the amount of Equity outstanding as a result new equity capital raised during the 12 months ended June 30, 2010.

General and administrative expenses were $1.8 million and $1.6 million for the three months ended June 30, 2010 and 2009, respectively, and $3.5 million and $3.0 million for the six months ended June 30, 2010 and 2009, respectively. Our total expenses as a percentage of our average stockholders’ equity declined to 2.33% for the three month period ended June 30, 2010 compared to 3.27% in the prior period and declined to 2.37% for the six months ended June 30, 2010 compared to 3.38% in the prior period due to improved operating leverage.

Net Income and Net Return on Equity

Net income was $36.9 million, or $1.23 and per basic and diluted share, for the three months ended June 30, 2010, compared to $30.4 million, or $2.02 per basic and diluted share, for the prior period. our annualized net return on average equity declined to 21.0% for the current period compared to 39.8% for prior period. While many factors may affect net income per share and the annualized return on average equity, the primary factors impacting their decline for the current period were a reduction in net interest income of $0.36 per share due the decline in our net asset yield, partially offset by a 13% increase in our average leverage, a decrease in net gains on derivatives and trading securities of $0.81 per share, partially offset by an increase in our gains on our agency securities of $0.35 per share.

Net income was $90.0 million, or $3.28 per basic and diluted share, for the six months ended June 30, 2010, compared to $46.7 million, or $3.11 per basic and diluted share, for the prior period. Our annualized net return on average equity declined to 28.2% for the current period compared to 32.4% for the prior period. The increase in net income per share of $0.17 was driven by an increase in gains on agency securities of $1.12 per share, partially offset by a reduction of net interest income of $0.36 per share and a reduction in gains on derivative instruments and trading securities of $0.64 per share. The decrease in our annualized return on average equity, despite the increase in our net income per share, was largely due to an increase of our average equity due to new equity capital raised during the twelve months ended June 30, 2010.

Dividends

For the three months ended June 30, 2010 and 2009, we declared dividends of $1.40 and $1.50 per share, respectively. For the six months ended June 30, 2010 and 2009, we declared dividends of $2.80 and $2.35 per share, respectively. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of June 30, 2010, we did not have any undistributed taxable income from 2009. Accordingly, we do not expect to incur any income tax liability on our 2009 taxable income. We intend to distribute sufficient dividends to eliminate our taxable income for 2010. However, we may elect not to distribute sufficient dividends to eliminate our taxable income so long as we distribute at least 90% of our taxable income in order to maintain our qualification as a REIT. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences for unrealized gains and losses on derivative instruments and trading securities recognized in income for GAAP but are excluded from taxable income until realized or settled, differences in the CPR used to amortize premiums or accrete discounts as well as treatment of start-up organizational costs, hedge ineffectiveness, and stock-based compensation and permanent differences for excise tax expense.

As a REIT, if we fail to distribute in any calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, we would be subject to a non-deductible 4% federal excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income we retained and on which we have paid corporate income tax. For the three and six months ended June 30, 2010, we did not accrue a federal tax because we intend to distribute sufficient dividends to eliminate any federal excise tax for 2010.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are borrowings under master repurchase agreements and monthly principal and interest payments on our investment portfolio. Other sources of funds may include proceeds from equity offerings and asset sales. We generally use our liquidity to pay down borrowings under repurchase arrangements to reduce borrowing costs and otherwise efficiently manage our long-term investment capital. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our taxable income. To the extent that we annually distribute all of our taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations.

During the six months ended June 30, 2010, we issued 2.4 million shares of our common stock under our direct stock purchase plan for proceeds of $62.1 million and we completed a public offering May 2010 in which 6.9 million shares of our common stock, including the over-allotment option, were sold at a public offering price of $25.75 per share. Upon completion of the offering we received proceeds, net of underwriters’ discount and other offering costs, of $169.0 million.

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

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. When adjusted for net payables and receivables for agency securities purchased but not yet settled, our leverage ratio was 8.2 times the amount of our stockholders’ equity as of June 30, 2010. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 22 financial institutions, subject to certain conditions. Borrowings under repurchase arrangements secured by agency securities totaled $6.6 billion as of June 30, 2010. As of June 30, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and weighted average interest rates as of June 30, 2010 and December 31, 2009.

Amounts available to be borrowed under these arrangements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of June 30, 2010, we have met all margin requirements. We had unrestricted cash and cash equivalents of $150.1 million and unpledged agency securities of $295.7 million available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2010.

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

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of June 30, 2010, our interest rate swap agreements had notional amounts totaling $3.0 billion and were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2010 and December 31, 2009 and the related activity for the three and six months ended June 30, 2010 and 2009.

We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of June 30, 2010, we had not transacted any hedging transactions through American Capital Agency TRS, LLC.

Off-Balance Sheet Arrangements

As of June 30, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2010. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

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

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	-4.7%	-1.1%
+50 Basis Points	-1.0%	-0.4%
-50 Basis Points	-8.5%	0.3%
-100 Basis Points	-23.8%	0.2%

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

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of June 30, 2010, the fair value of these securities was $7.1 billion. When the spread between the yield on our agency securities and U.S. Treasuries or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of June 30, 2010, we had unrestricted cash and cash equivalents of $150.1 million and unpledged agency securities of $295.7 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2010, we have no legal proceedings.

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

On November 25, 2008, the Federal Reserve announced that it would initiate a program to purchase $100 billion in direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $500 billion in agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. In March 2009, the size of the direct obligation purchase program was expanded to $200 billion and the agency securities purchase program was expanded to a total of $1.25 trillion. Purchases of direct obligations began in December 2008 and purchases of agency securities began in January 2009. Both purchase programs were concluded in the first quarter of 2010. One of the effects of these programs has been to increase competition for available direct obligations and agency securities, with the result being an increase in pricing of such securities. The conclusion of the Federal Reserve’s purchase activities may result in decreased demand for these securities, which may reduce the market price of such securities. The Federal Reserve may hold the direct obligations and agency mortgage securities to maturity or may sell them on the open market. Sales by the Federal Reserve of the direct obligations or agency mortgage securities that it currently holds may reduce the market price of such securities. Reductions in the market price of agency mortgage securities may negatively impact our book value.

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

In response to the financial issues affecting the banking system and financial markets and going concern threats to investment banks and other financial institutions, the U.S. Government implemented a number of initiatives intended to bolster the banking system, the financial and housing markets and the economy as a whole. These initiatives include: (i) the Emergency Economic Stabilization Act of 2008, or the EESA, which established the Troubled Asset Relief Program, (ii) the voluntary Capital Purchase Program which was implemented under authority provided in the EESA and gives the U.S. Treasury the authority to purchase up to $250 billion of senior preferred shares in qualifying U.S. controlled banks, saving associations, and certain bank and savings and loan holding companies engaged only in financial activities, (iii) a program to purchase $200 billion in direction obligations issued by Fannie Mae, Freddie Mac and the Federal Home Loan Banks and $1.25 trillion in agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae, which was concluded during the first quarter of 2010, (iv) a program to purchase up to $300 billion of U.S. Treasury securities, (v) the creation of the PPIP for private investors to purchase mortgage-related assets from financial institutions and (vi) the TALF which is intended to increase securitization activity for various consumer and commercial loans and other financial assets, including student loans, automobile loans and leases, credit card receivables, SBA small business loans and commercial mortgage-backed securities. There can be no assurance these programs and proposals will have a beneficial impact on the financial and housing markets or the banking system. To the extent the market does not respond favorably to these programs and proposals or the initiatives do not function as intended, our business may not receive the anticipated positive impact therefrom.

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

In addition, the introduction of government programs, such as the U.S. Treasury’s HASP program, are expected to increase the availability of mortgage credit to a large number of homeowners in the U.S., which we expect will impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency securities. While increased prepayment rates negatively impact our interest income for agency securities purchased at a premium, we believe we have sourced agency securities with collateral attributes that improve the prepayment profile of our investment portfolio. However, these are new programs and there could be additional programs or changes to existing programs made in the future, such that there is substantial uncertainty around the magnitude of prepayment speed increases and our asset selection process may not provide the desired benefits. While we will seek to manage prepayment risk, in selecting investments we must balance prepayment risk against other risks, the potential returns of each investment and the cost of hedging our risks. No strategy can completely insulate us from prepayment or other such risks, and we may deliberately retain exposure to prepayment or other risks.

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

Risks Related to Our Common Stock

Changes in laws or regulations governing our operations or our failure to comply with those laws or regulations may adversely affect our business.

We are subject to regulation by laws at the local, state and federal level, including securities and tax laws and financial accounting and reporting standards. These laws and regulations, as well as their interpretation, may be changed from time to time. Accordingly, any change in these laws or regulations or the failure to comply with these laws or regulations could have a material adverse impact on our business. Certain of these laws and regulations pertain specifically to REITs.

The market price of our common stock may fluctuate significantly.

The market price and marketability of shares of our securities may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of securities of REITs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies, tax guidelines and financial accounting and reporting standards, particularly with respect to REITs;

•	changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	decreases in our net asset value per share;

•	general economic trends and other external factors; and

•	loss of major repurchase agreement providers.

Fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

*3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008
(File No. 001-34057), filed August 14, 2008.

*3.2	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.1	Underwriting Agreement, dated May 14, 2010, by and among American Capital Agency Corp., American Capital Agency Management, LLC, Citigroup Global Markets Inc. , Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and UBS Securities LLC, incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-34057), filed May 19, 2010.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Previously filed in whole or in part.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: August 6, 2010	By:	/s/ MALON WILKUS
Malon Wilkus Chairman of the Board of Directors, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.