Form 10-Q
period 2010-09-30
American Capital Agency Corp
filed 2010-11-08
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Large accelerated filer ☐	Accelerated filer ☒
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2010 was 52,191,805.

AMERICAN CAPITAL AGENCY CORP.

ITEM 1.	Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	September 30, 2010	December 31, 2009
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged assets of $8,321,498 and $4,136,596, respectively)	$9,736,463	$4,300,115
Cash and cash equivalents	115,266	202,803
Restricted cash	62,462	19,628
Interest receivable	42,034	22,872
Derivative assets, at fair value	11,344	11,960
Receivable for agency securities sold	350,056	47,076
Principal payments receivable	40,129	20,473
Other assets	1,052	757

Total assets	$10,358,806	$4,625,684

Liabilities:
Repurchase agreements	$7,969,399	$3,841,834
Other debt	80,822	—
Payable for agency securities purchased	1,223,064	180,345
Derivative liabilities, at fair value	113,900	17,798
Dividend payable	54,554	34,050
Accounts payable and other accrued liabilities	4,022	4,835

Total liabilities	9,445,761	4,078,862

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 38,967 and 24,322 shares issued and outstanding, respectively	390	243
Additional paid-in capital	880,571	507,465
Retained earnings	30,835	19,940
Accumulated other comprehensive income	1,249	19,174

Total stockholders’ equity	913,045	546,822

Total liabilities and stockholders’ equity	$10,358,806	$4,625,684

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(unaudited)

(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Interest income:
Interest income	$62,600	$32,793	$151,986	$86,834
Interest expense	18,531	11,551	51,389	29,265

Net interest income	44,069	21,242	100,597	57,569

Other income, net:
Gain from sale of agency securities, net	24,565	16,070	81,558	30,418
Loss on derivative instruments and trading securities, net	(3,733)	(3,435)	(19,680)	(2,567)

Total other income, net	20,832	12,635	61,878	27,851

Expenses:
Management fees	2,697	1,166	6,795	3,008
General and administrative expenses	1,926	1,474	5,394	4,498

Total expenses	4,623	2,640	12,189	7,506

Income before tax	60,278	31,237	150,286	77,914
Excise tax	250	—	250	—

Net income	$60,028	$31,237	$150,036	$77,914

Net income per common share—basic and diluted	$1.69	$1.82	$4.97	$4.95

Weighted average number of common shares outstanding—basic and diluted	35,495	17,191	30,161	15,741

Dividends declared per common share	$1.40	$1.40	$4.20	$3.75

Comprehensive income:

Net income	$60,028	$31,237	$150,036	$77,914

Other comprehensive (loss) income:
Unrealized gain on available-for-sale securities, net	11,660	25,802	73,077	58,633
Unrealized (loss) gain on derivative instruments, net	(38,620)	(6,960)	(91,002)	2,070

Other comprehensive (loss) income	(26,960)	18,842	(17,925)	60,703

Comprehensive income	$33,068	$50,079	$132,111	$138,617

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	24,322	$243	$507,465	$19,940	$19,174	$546,822
Net income	—	—	—	—	—	53,150	—	53,150
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	1,933	1,933
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(13,476)	(13,476)
Issuance of common stock	—	—	2,434	24	62,114	—	—	62,138
Issuance of restricted common stock	—	—	4	1	—	—	—	1
Stock-based compensation	—	—	—		16	—	—	16
Common dividends declared	—	—	—	—	—	(37,465)	—	(37,465)

Balance, March 31, 2010 (Unaudited)	—	—	26,760	268	569,595	35,625	7,631	613,119
Net income	—	—	—	—	—	36,858	—	36,858
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	59,484	59,484
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(38,906)	(38,906)
Issuance of common stock	—	—	6,900	69	168,904	—	—	168,973
Stock-based compensation	—	—	—		26	—	—	26
Common dividends declared	—	—	—	—	—	(47,124)	—	(47,124)

Balance, June 30, 2010 (Unaudited)	—	—	33,660	337	738,525	25,359	28,209	792,430
Net income	—	—	—	—	—	60,028	—	60,028
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	11,660	11,660
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(38,620)	(38,620)
Issuance of common stock	—	—	5,307	53	142,020	—	—	142,073
Stock-based compensation	—	—	—		26	—	—	26
Common dividends declared	—	—	—	—	—	(54,552)	—	(54,552)

Balance, September 30, 2010 (Unaudited)	—	$—	38,967	$390	$880,571	$30,835	$1,249	$913,045

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(unaudited)

(in thousands)

	For the nine months ended September 30,
	2010	2009
Operating activities:
Net income	$150,036	$77,914
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	65,953	15,898
Amortization of interest rate swap termination fee	6,278	6,671
Hedge ineffectiveness of derivative instruments	340	(496)
Stock-based compensation	68	29
Gain on sale of agency securities, net	(81,558)	(30,418)
Loss on derivative instruments, net	19,340	2,290
Purchases of trading securities	(465,149)	—
Proceeds from sale of trading securities	466,775	—
Increase in interest receivable	(19,162)	(10,142)
Increase in other assets	(295)	(418)
Decrease in accounts payable and other accrued liabilities	(812)	(1,905)

Net cash provided by operating activities	141,814	59,423

Investing activities:
Purchases of agency securities	(12,301,251)	(6,124,679)
Proceeds from sale of agency securities	6,693,342	4,097,357
Net payments on derivative instruments not designated as qualifying hedges	(14,092)	(1,592)
Principal collections on agency securities	972,551	380,136

Net cash used in investing activities	(4,649,450)	(1,648,778)

Financing activities:
Cash dividends paid	(118,638)	(53,267)
(Increase) decrease in restricted cash	(42,834)	9,036
Payments made on interest rate swap terminations	—	(16,586)
Proceeds from repurchase arrangements, net	4,127,565	1,602,745
Proceeds from other debt	80,822	—
Net proceeds from common stock issuances	373,184	95,041

Net cash provided by financing activities	4,420,099	1,636,969

Net change in cash and cash equivalents	(87,537)	47,614
Cash and cash equivalents at beginning of period	202,803	56,012

Cash and cash equivalents at end of period	$115,266	$103,626

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

Our unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. There has been no activity in American Capital Agency TRS, LLC during the nine months ended September 30, 2010 and 2009.

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

We earn income primarily from investing in residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by U.S. Government-sponsored entities (“GSEs”) such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3. Summary of Significant Accounting Policies

Investments in Agency Securities

Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount to reclassify out of accumulated OCI into earnings based on the specific identification method.

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

We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an agency security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security or (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as an unrealized loss and the cost basis of the security is adjusted to its fair value.

We did not recognize any OTTI charges on any of our agency securities for the nine months ended September 30, 2010 and 2009.

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

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships,

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

the effective portion of the fair value adjustments is initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is recognized in gain (loss) on derivative instruments and trading securities, net immediately. When the underlying hedged transaction ceases to exist any amounts that have been previously recorded in accumulated OCI would be reclassified to net income and all subsequent changes in the fair value of the instrument are included in gain (loss) on derivative instruments and trading securities, net for each period until the derivative instrument matures or is settled. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in gain (loss) on derivative instruments and trading securities, net. Derivatives in a gain position are reported as derivative assets at fair value, and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. Cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section for derivatives designated in hedging relationships and the investing section for derivatives not designated in hedging relationships of our consolidated statement of cash flows.

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

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Alternatively, we may designate the TBA security as a qualifying cash flow hedge under ASC 815 if the regular-way exception is not met and at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that the forecasted transaction will occur and the hedging relationship is expected to be highly effective. For TBA security contracts that we have entered into, we have generally not asserted that physical settlement is probable or that the forecasted transaction is probable of occurring and, therefore, did not designate these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in our consolidated statement of operations and comprehensive income in the line item gain (loss) on derivative instruments and trading securities, net.

We may purchase put and call options on TBA securities to hedge against short-term changes in interest rates. Under a purchased put option, we have the right to sell the counterparty a specified TBA security at a

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

We may also write put and call options on TBA securities. Under a written put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a written call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

We may enter into a forward commitment to purchase or sell specified agency securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified agency securities are accounted for as derivatives if the delivery of the specified agency security and settlement extends beyond the shortest period possible for that type of security. We may designate the forward commitment as a qualifying cash flow hedge if at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that physical delivery of the security will occur. Realized and unrealized gains and losses associated with forward commitments not designated as hedging instruments are recognized in our consolidated statement of operations and comprehensive income in the line item gain (loss) on derivative instruments and trading securities, net.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Variable Interest Entities

In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified SFAS No. 167 in FASB ASC Topic 810, Consolidation (“ASC 810”). ASC 810, as amended by ASU 2009-17, revises the evaluation of whether entities represent variable interest entities (“VIEs”) and requires a qualitative assessment in determining the primary beneficiary of a VIE. Further, ASC 2009-17 requires ongoing assessments of control over such entities as well as additional disclosures for entities that have variable interests in VIEs. The amendments significantly affect the overall consolidation analysis under ASC 810 and change the way entities account for securitizations and special purpose entities as a result of the elimination of the qualifying special purpose entity (“QSPE”) scope exemption from ASC 810. The requirements of ASC 810 as they relate to ASU 2009-17 were effective for us as of January 1, 2010 and did not have a material effect on our consolidated financial statements.

We will consolidate a CMO trust if we are its primary beneficiary, that is, if we have a variable interest (or combination of variable interests) that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. In determining if we have a controlling financial interest, we evaluate whether we share the power to control the selection of financial assets transferred to the CMO trust with an unrelated party. We may share power in the selection of assets for certain CMO trusts (i.e. both we and the unrelated party must consent to the transfer of such assets to the CMO trust), however, if our economic interest in the CMO trust is disproportionate to the shared power, we may be deemed to be the primary beneficiary.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 4. Agency Securities

The following tables summarize our investments in agency securities as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	As of September 30, 2010
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$5,707,082	$3,277,696	$180,555	$9,165,333
Unamortized discount	(178)	(5)	—	(183)
Unamortized premium	259,044	175,599	8,320	442,963

Amortized cost	5,965,948	3,453,290	188,875	9,608,113
Gross unrealized gains	82,413	30,426	1,482	114,321
Gross unrealized losses	(2,989)	(1,964)	(272)	(5,225)

Available-for-sale securities, at fair value	6,045,372	3,481,752	190,085	9,717,209

Agency securities remeasured at fair value through earnings:
Interest-only strips, amortized cost(1)	8,335	13,469	—	21,804
Gross unrealized gains	17	—	—	17
Gross unrealized losses	(298)	(2,269)	—	(2,567)

Agency securities measured at fair value through earnings, at fair value	8,054	11,200	—	19,254

Total agency securities, at fair value	$6,053,426	$3,492,952	$190,085	$9,736,463

Weighted average coupon as of September 30, 2010(2)	4.89%	5.10%	4.08%	4.95%
Weighted average yield as of September 30, 2010(3)	3.25%	3.30%	2.14%	3.25%
Weighted average yield for the nine months ended September 30, 2010(3)	3.48%	3.36%	2.34%	3.42%

(1)	Interest-only strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The underlying unamortized principal balance of our Fannie Mae and Freddie Mac interest-only strips was $150.8 million and $126.3 million, respectively, or a total of $277.1 million, and the weighted average contractual interest we are entitled to receive was 3.91% of these amounts as of September 30, 2010.
(2)	The weighted average coupon includes the interest cash flows from our interest-only strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the underlying unamortized principal balance of our interest-only strips) as of September 30, 2010.
(3)	Incorporates an average future constant prepayment rate assumption of 18% based on forward rates as of September 30, 2010 and an average reset rate for adjustable rate securities of 2.83%, which is equal to the average underlying index rate of 1.03% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.80%.

	As of September 30, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$5,582,057	$68,703	$(3,367)	$5,647,393
Adjustable-Rate	3,594,670	37,657	(1,858)	3,630,469
CMO	431,386	7,961	—	439,347
Interest-only strips	21,804	17	(2,567)	19,254

Total agency securities	$9,629,917	$114,338	$(7,792)	$9,736,463

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of December 31, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$2,853,278	$1,248,698	$12,456	$4,114,432
Unamortized discount	(92)	—	—	(92)
Unamortized premium	99,709	49,662	386	149,757

Amortized cost	2,952,895	1,298,360	12,842	4,264,097
Gross unrealized gains	36,750	8,965	340	46,055
Gross unrealized losses	(6,335)	(3,702)	—	(10,037)

Agency securities, at fair value	$2,983,310	$1,303,623	$13,182	$4,300,115

Weighted average coupon as of December 31, 2009	5.26%	5.31%	6.00%	5.28%
Weighted average yield as of December 31, 2009(1)	4.20%	3.50%	5.33%	3.99%
Weighted average yield for the year ended December 31, 2009(1)	4.78%	4.27%	4.88%	4.64%

(1)	Incorporates an average future constant prepayment rate assumption of 16% based on forward rates as of December 31, 2009 and an average reset rate for adjustable rate securities of 3.06%, which is equal to the average underlying index rate of 1.18% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.88%.

	As of December 31, 2009
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$1,863,261	$28,210	$(4,067)	$1,887,404
Adjustable-Rate	1,699,513	9,447	(3,473)	1,705,487
CMO	701,323	8,398	(2,497)	707,224

Total agency securities	$4,264,097	$46,055	$(10,037)	$4,300,115

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of September 30, 2010 and December 31, 2009, according to their estimated weighted average life classifications (dollars in thousands):

	As of September 30, 2010			As of December 31, 2009
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than one year	$—	$—	—	$432	$428	1.95%
Greater than one year and less than three years	1,099,889	1,094,322	5.83%	281,721	281,143	5.87%
Greater than three years and less than five years	6,687,443	6,600,341	4.95%	1,340,665	1,337,777	5.14%
Greater than or equal to five years	1,949,131	1,935,254	4.46%	2,677,297	2,644,749	5.25%

Total	$9,736,463	$9,629,917	4.95%	$4,300,115	$4,264,097	5.28%

The weighted average lives of the agency securities as of September 30, 2010 and December 31, 2009 in the table above incorporate anticipated future prepayment assumptions. As of September 30, 2010, our expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio was 18%. Our

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services, market data and internal estimates. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use our judgment in making adjustments to our models for different securities. Various market participants could use materially different assumptions.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2010 and December 31, 2009 (in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2010	$2,321,190	$(5,225)	$—	$—	$2,321,190	$(5,225)
December 31, 2009	$1,683,452	$(10,037)	$—	$—	$1,683,452	$(10,037)

As of September 30, 2010, we did not intend to sell any of these agency securities and we believe it is not more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. We do not believe the unrealized losses on these agency securities are due to credit losses given the GSE or government guarantees, but are rather due to changes in interest rates and prepayment expectations.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for available-for-sale agency securities for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Beginning Balance	Unrealized Gains and (Losses)	Reversal of Prior Period Unrealized (Gains) and Losses on Realization	Ending Balance
Three months ended September 30, 2010	$97,435	37,461	(25,800)	$109,096
Three months ended September 30, 2009	$36,138	41,870	(16,071)	$61,937
Nine months ended September 30, 2010	$36,018	155,349	(82,271)	$109,096
Nine months ended September 30, 2009	$3,304	89,051	(30,418)	$61,937

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Gains and Losses

The following table is a summary of our net gain from sale of agency securities for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Agency securities sold, at cost	$(2,172,978)	$(1,679,557)	$(6,914,764)	$(4,151,797)
Proceeds from agency securities sold	2,197,543	1,695,627	6,996,322	4,182,215

Net gains on sale of agency securities	$24,565	$16,070	$81,558	$30,418

Gross gains on sale of agency securities	26,333	16,885	87,714	32,021
Gross losses on sale of agency securities	(1,768)	(815)	(6,156)	(1,603)

Net gains on sale of agency securities	$24,565	$16,070	$81,558	$30,418

For the three and nine months ended September 30, 2010, we recognized an unrealized loss of $0.9 million and $7.8 million, respectively, in loss on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income for the change in value of investments in interest-only strips, net of prior period reversals. For the three and nine months ended September 30, 2010, we realized a loss of $1.2 million and $0.7 million, respectively, in gain from sale of agency securities, net on the sale of interest-only strips during the periods. We did not invest in interest-only strips during the nine months ended September 30, 2009.

Pledged Assets

The following tables summarize our agency securities pledged as collateral under repurchase, other debt, derivative and prime broker agreements by type as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$5,024,556	$3,195,791	$257,269	$8,477,616
Amortized cost	4,942,108	3,168,179	255,219	8,365,506
Accrued interest on pledged agency securities	18,444	12,149	686	31,279

Under Other Debt Agreements
Fair value	85,953	—	—	85,953
Amortized cost	85,919	—	—	85,919
Accrued interest on pledged agency securities	—	—	—	—

Under Derivative Agreements
Fair value	46,479	24,426	—	70,905
Amortized cost	45,549	24,295	—	69,844
Accrued interest on pledged agency securities	196	109	—	305

Under Prime Broker Agreements
Fair value	17,357	10,566	—	27,923
Amortized cost	17,280	10,386	—	27,666
Accrued interest on pledged agency securities	56	36	—	92

Total Fair Value of Agency Securities Pledged and Accrued Interest	$5,193,041	$3,243,077	$257,955	$8,694,073

(1)	Agency securities pledged include pledged amounts of $340.9 million related to agency securities sold but not yet settled as of September 30, 2010.

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

The following table summarizes our agency securities pledged as collateral under repurchase agreements by remaining maturity as of September 30, 2010 and December 31, 2009 (in thousands):

	As of September 30, 2010(1)			As of December 31, 2009
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$7,491,114	$7,396,130	$27,519	$3,216,242	$3,177,975	$12,815
31 - 59 days	968,570	951,467	3,683	889,505	864,612	3,820
60 - 90 days	17,932	17,911	65	—	—	—
Greater than 90 days	85,953	85,917	12	—	—	—

Total	$8,563,569	$8,451,425	$31,279	$4,105,747	$4,042,587	$16,635

(1)	Agency securities pledged include pledged amounts of $340.9 million related to amounts for sold but not yet settled agency securities as of September 30, 2010.

Securitizations

During the three months ended September 30, 2010, we entered into a CMO transaction whereby we transferred agency securities with a cost basis of $85.9 million to an investment bank in exchange for cash proceeds of $80.8 million and at the same time entered into a commitment with the same investment bank to purchase a to-be-issued interest-only security collateralized by the agency securities transferred for $5.1 million. The investment bank contributed the transferred agency securities to a securitization trust held by Fannie Mae in exchange for CMO securities held in the trust. Once the transferred agency securities were transferred to the securitization trust, Fannie Mae may only remove such securities upon certain events. Pursuant to the pre-existing commitment, the investment bank transferred to us the interest-only security held in the trust. Our primary purpose for entering into this transaction was to eliminate the need to finance the principal class by transferring it to third parties while still retaining the underlying economics of a financed transaction for the transferred securities, which we viewed as favorable. We recorded the structured transaction as a financing

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

transaction and, accordingly, we consolidated the CMO trust. The effect of consolidating the CMO trust was that the interest-only strip received was eliminated and we continued to recognize the assets transferred to the securitization trust in our total agency securities held and recorded a corresponding liability for the debt issued by the securitization trust classified as other debt in our accompanying consolidated balance sheets. As of September 30, 2010, the fair value of the agency securities collateralizing the debt issued by the securitization trust was $86.0 million. Such agency securities can only be used to settle this debt and the holder(s) of the debt issued by the securitization trust have no recourse to us. Further, there are no arrangements that could require us to provide financial support to this securitization trust. The consolidation did not materially impact our accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows.

During 2009, we entered into CMO transactions whereby we transferred agency securities with a cost basis of $831.0 million to various investment banks in exchange for cash proceeds of $845.3 million and at the same time entered into a commitment with the same investment banks to purchase to-be-issued securities collateralized by the agency securities transferred for $601.3 million. In each case, the investment bank contributed the transferred agency securities to a securitization trust held by either Fannie Mae or Freddie Mac in exchange for CMO securities held in the trust. Pursuant to the pre-existing commitments, the investment banks transferred to us certain of the CMO securities and interest-only strips held in the trusts, typically representing the longer maturity classes, or 70 to 75 percent of the cash flows of the agency securities initially transferred by us. Our primary purpose for entering into these transactions was to reduce our exposure to short-term spikes in prepayments by holding the longer maturity classes. We did not begin to receive any repayments of principal on these CMO securities until holders of securities entitled to the shorter maturity classes were repaid in full. During the nine months ended September 30, 2010 we received cash proceeds of $348.3 million from these securities, including principal repayments, interest and proceeds from sales. The fair value of the remaining securities held as of September 30, 2010 was $320.7 million.

All of our CMO securities are backed by fixed or adjustable-rate agency securities and Fannie Mae or Freddie Mac guarantee the payment of interest and principal and act as the trustee and administrator of their respective securitization trusts. Our involvement with the trusts described above is limited to the agency securities transferred to them by the investment banks and the CMO securities subsequently held by us. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. As of September 30, 2010 and December 31, 2009, the fair value of all of our CMO securities and interest-only strips, including additional CMOs and interest-only strips purchased from third parties in separate transactions, was $458.6 million and $707.2 million, respectively.

Our maximum exposure to loss as a result of our involvement with the trusts relates to the additional liquidity risk of holding CMO securities and interest-only strips in a period of severe market dislocations as compared to the underlying collateral transferred to the trusts. The maximum exposure related to this risk is the fair value of the CMO securities and interest-only strips held by us.

Note 5. Repurchase Agreements and Other Debt

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2010 and December 31, 2009, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	As of September 30, 2010			As of December 31, 2009
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$3,024,906	0.27%	17	$1,997,243	0.22%	15
31 - 60 days	3,460,555	0.28%	23	967,625	0.25%	20
61 - 90 days	886,205	0.29%	31	327,945	0.28%	42
Greater than 90 days	597,733	0.30%	22	549,021	0.27%	52

Total / Weighted Average	$7,969,399	0.28%	22	$3,841,834	0.24%	24

As of September 30, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Other debt of $80.8 million as of September 30, 2010 consists of other variable rate debt outstanding at LIBOR plus 25 bps in connection with the consolidation of a structured transaction recognized as a financing transaction in our accompanying financial statements (see Note 4). We had no other debt outstanding as of December 31, 2009.

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

As of September 30, 2010 and December 31, 2009, our derivative instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one month LIBOR with terms usually ranging up to 5 years. Our interest rate swaps are generally designated as cash flow hedges under ASC 815.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Derivatives Designated as Hedging Instruments

As of September 30, 2010 and December 31, 2009, we had net interest rate swap liabilities of $109.9 million and $10.5 million, respectively. The tables below summarize information about our outstanding interest rate swaps as of September 30, 2010 and December 31, 2009 (dollars in thousands):

Derivatives Designated as Hedging Instruments	Balance Sheet Location	As of
		September 30, 2010	December 31, 2009
Interest rate swap assets	Derivative assets, at fair value	$17	$4,205
Interest rate swap liabilities	Derivative liabilities, at fair value	(109,958)	(14,719)

		$(109,941)	$(10,514)

	As of September 30, 2010
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$450,000	1.48%	0.26%	$(4,363)	0.8
Greater than 1 year and less than 3 years	1,700,000	1.76%	0.26%	(42,109)	2.0
Greater than 3 years and less than 5 years	2,050,000	1.92%	0.26%	(63,469)	4.3
Greater than 5 years	—	—	—	—	—

Total	$4,200,000	1.81%	0.26%	$(109,941)	3.0

	As of December 31, 2009
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	1,500,000	1.71%	0.23%	(9,681)	2.2
Greater than 3 years and less than 5 years	550,000	2.71%	0.23%	(833)	4.5
Greater than 5 years	—	—	—	—	—

Total	$2,050,000	1.98%	0.23%	$(10,514)	2.8

The following table summarizes information about our outstanding interest rate swaps designated as hedging instruments for the three and nine month periods ended September 30, 2010 and 2009 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Terminations	Ending Notional Amount	Termination Fee
Three months ended September 30, 2010	$3,000,000	1,200,000	—	$4,200,000	$—
Three months ended September 30, 2009	$950,000	450,000	—	$1,400,000	$—
Nine months ended September 30, 2010	$2,050,000	2,150,000	—	$4,200,000	$—
Nine months ended September 30, 2009	$650,000	1,300,000	(550,000)	$1,400,000	$16,417

Net settlements for terminated interest rate swaps are amortized into earnings over the remaining life of the terminated interest rate swaps and included in interest expense on our consolidated statements of operations and

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

comprehensive income. Amortization expense for terminated interest rate swaps was $— and $3.7 million for the three months ended September 30, 2010 and 2009, respectively, and $6.3 million and $6.7 million for the nine months ended September 30, 2010 and 2009, respectively. As of September 30, 2010, there was no remaining unamortized cost associated with terminated interest rate swaps.

During the three months ended September 30, 2010 and 2009, we recorded no losses as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur. During the nine months ended September 30, 2010, we recorded no losses and during the nine months ended September 30, 2009, we recorded losses of $1.0 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

The table below summarizes the effect of interest rate swaps designated as hedges under ASC 815 on our income statement for the three and nine months ended September 30, 2010 and 2009 (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2010	$(39,823)	Interest Expense	$(13,261)	Loss on derivative instruments and trading securities, net	$(25)

Three months ended September 30, 2009	$(10,854)	Interest Expense	$(8,720)	Loss on derivative instruments and trading securities, net	$(220)

Nine months ended September 30, 2010	$(99,428)	Interest Expense	$(40,332)	Loss on derivative instruments and trading securities, net	$(340)

Nine months ended September 30, 2009(1)	$(4,106)	Interest Expense	$(19,175)	Loss on derivative instruments and trading securities, net	$496

(1)	This amount excludes $1.0 million for the nine months ended September 30, 2009, recorded as a loss in loss on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur.

The amount of net interest expense expected to flow through our statement of operations over the next twelve months due to expected net settlements on our interest rate swaps is $62.0 million.

Additionally, during the three and nine months ended September 30, 2010, we entered into forward contracts to purchase agency securities that were designated as cash flow hedges pursuant to ASC 815. The cash flow hedges had gross and net unrealized appreciation (or a net asset) of $1.8 million as of September 30, 2010. The effective portion of gains or losses is initially recognized in OCI for cash flow hedges and is subsequently reclassified to OCI for available-for-sale securities upon acquisition of the underlying hedged item. The

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

ineffective portion of gains or losses is recognized in earnings in loss on derivative instruments and trading securities, net. The amount of net gains reclassified to OCI for available-for-sale securities (effective portion) for both the three and nine months ended September 30, 2010 was $1.3 million. There was no ineffective portion for the nine month periods ended September 30, 2010.

The following table summarizes information about our outstanding forward contracts designated as hedging instruments for the three and nine month periods ended September 30, 2010 (dollars in thousands):

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Three months ended September 30, 2010	$80,000	175,000	(80,000)	$175,000	$1,807	3
Nine months ended September 30, 2010	$—	321,303	(146,303)	$175,000	$1,807	3

We did not enter into any forward commitments during the three and nine months ended September 30, 2009.

Derivatives Not Designated as Hedging Instruments

As of September 30, 2010, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $369.1 million for the purchase of securities and $923.2 million for the sale of securities. As of December 31, 2009, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $596.5 million for the purchase of securities and $616.7 million for the sale of securities.

As of September 30, 2010, we had interest rates swap agreements outstanding that were not designated as hedges under ASC 815 consisting of $50.0 million in notional amount of interest rate swap agreements where we pay a fixed rate (“payer interest rate swaps”) and $200.0 million in notional amount of interest rate swap agreements where we receive a fixed rate (“receiver interest rate swaps”), summarized in the table below (dollars in thousands). As of December 31, 2009, all of our outstanding interest rate swaps agreements were designated as hedges under ASC 815.

	As of September 30, 2010
Interest Rate Swaps Not Designated as Hedging Instruments	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Payer interest rate swaps	$50,000	1.85%	0.26%	$(1,168)	4.9
Receiver interest rate swaps	$200,000	-2.26%	-0.26%	$8,425	5.0

Additionally, as of September 30, 2010, we had interest rate swaption agreements outstanding consisted of $200.0 million in notional amount of options to enter into interest rate swaps in the future where we would pay a fixed rate (“Payer Swaptions”), as summarized in the table below (dollars in thousands):

	As of September 30, 2010
	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$2,148	$—	1	$200,000	4.23%	1M Libor	5

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of December 31, 2009, our interest rate swaption agreements outstanding consisted of $200 million in notional amount of options to enter into Payer Swaptions and $100 million in notional amount of options to enter into interest rate swaps in the future where we would receive a fixed rate (“Receiver Swaptions”) as summarized in the table below (dollars in thousands):

	As of December 31, 2009
	Option			Underlying Swap
Swaption	Cost	Fair Value	Months to Expiration	Notional Amount	Pay Rate	Receive Rate	Term (Years)
Payer	$2,148	$2,389	10	$200,000	4.23%	1M Libor	5
Receiver	243	169	2	100,000	1M Libor	2.54%	5

	$2,391	$2,558		$300,000

The table below summarizes information about our derivatives outstanding that were not designated as hedging instruments as of September 30, 2010 and December 31, 2009 (in thousands):

		As of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2010	December 31, 2009
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	$573	$172
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	522	5,025
Receiver interest rate swaps	Derivative assets, at fair value	8,425	—
Payer Swaptions	Derivative assets, at fair value	—	2,389
Receiver Swaptions	Derivative assets, at fair value	—	169

		$9,520	$7,755

Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	$(260)	$(3,069)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(2,514)	(10)
Payer interest rate swaps	Derivative liabilities, at fair value	(1,168)	—

		$(3,942)	$(3,079)

During the three and nine months ended September 30, 2010 we recorded a loss of $3.3 million and $13.4 million, respectively, in loss on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income for derivatives not designated as hedging instruments under ASC 815.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our income statement for the three and nine months ended September 30, 2010 (in thousands):

	For the Three Months Ended September 30, 2010
Derivatives Not Designated as Hedging Instruments	Notional Amount as of June 30, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$181,142	947,974	(760,018)	$369,098	$2,296
Sale of TBA and forward settling agency securities	$270,000	2,005,073	(1,351,912)	$923,161	(10,059)
Payer interest rate swaps	$—	200,000	(150,000)	$50,000	(2,303)
Receiver interest rate swaps	$—	200,000	—	$200,000	88
Payer swaptions	$200,000	—	—	$200,000	(7)
Receiver swaptions	$300,000	—	(300,000)	$—	7,004
Short sales of U.S. government securities	$—	150,000	(150,000)	$—	(330)

					$(3,311)

	For the Nine Months Ended September 30, 2010
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(2)
Purchase of TBA and forward settling agency securities	$596,516	2,037,063	(2,264,481)	$369,098	$14,730
Sale of TBA and forward settling agency securities	$616,747	4,822,333	(4,515,919)	$923,161	(30,936)
Payer interest rate swaps	$—	350,000	(300,000)	$50,000	(3,414)
Receiver interest rate swaps	$—	200,000	—	$200,000	88
Payer Swaptions	$200,000	—		$200,000	(2,389)
Receiver Swaptions	$100,000	300,000	(400,000)	$—	9,130
Put Options	$—	75,000	(75,000)	$—	(328)
Short sales of U.S. government securities	$—	150,000	(150,000)	$—	(330)

					$(13,449)

(1)	This amount excludes $0.9 million recorded as a loss for interest-only strips re-measured at fair value through earnings, a loss of $25 thousand for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $0.5 million from trading securities in loss on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive for the three months ended September 30, 2010.
(2)	This amount excludes $7.8 million recorded as a loss for interest-only strips re-measured at fair value through earnings, a loss of $0.3 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $1.9 million from trading securities in loss on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive for the nine months ended September 30, 2010.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

During the three and nine months ended September 30, 2009, we recorded a loss of $3.2 million and $2.1 million, respectively, in loss on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income for derivatives not designated as hedging instruments under ASC 815.

The table below summarizes the effect of derivative instruments not designated as hedges under ASC 815 on our income statement for the three and nine months ended September 30, 2009 (in thousands):

	For the Three Months Ended September 30, 2009
Derivatives Not Designated as Hedging Instruments	Notional Amount as of June 30, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2009	Amount of Loss Recognized in Income on Derivatives(1)
Sale of TBA and forward settling agency securities	$75,000	605,000	(585,000)	$95,000	$(3,215)

	For the Nine Months Ended September 30, 2009
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2008	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2009	Amount of Loss Recognized in Income on Derivatives(1)
Sale of TBA and forward settling agency securities	$—	955,000	(860,000)	$95,000	$(2,114)

(1)	Amount excludes a net loss of $0.2 million and $0.5 for hedge ineffectiveness and missed forecasts on our outstanding interest rate swaps in loss on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive for the three and nine months ended September 30, 2009, respectively.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

termination values if we fail to maintain certain minimum shareholders’ equity thresholds or our REIT status or comply with limits on our leverage above certain specified levels.

As of September 30, 2010, the fair value of our interest rate swaps in a liability position related to these agreements was $111.1 million. We had agency securities with fair values of $70.9 million, and restricted cash of $61.7 million, or $132.6 million in total agency securities and restricted cash, pledged as collateral against our interest rate swaps as of September 30, 2010. Termination values of interest rate swaps in a liability position totaled $112.6 million as of September 30, 2010. The difference between the fair value liability and the termination liability represents accrued interest and an adjustment for nonperformance risk of our counterparties.

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

There were no transfers between hierarchy levels during the nine months ended September 30, 2010 and 2009.

Repurchase Agreements

Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

Agency Securities

Agency securities are valued based on a market approach using Level 2 Inputs from third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results, if available, to values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Derivative Instruments

Interest rate swaps and swaptions are valued based on an income and market approach using Level 2 Inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, the pay rate on the interest rate swaps and, in the case of interest rate swaptions, on the future interest rate swap that we have the option to enter into as well as the remaining length of time we have to exercise the option. We also incorporate our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we considered the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

Contracts to purchase or sell TBA securities and specified agency securities on a forward basis and options to purchase or sell TBA securities are valued using Level 2 Inputs at September 30, 2010 and December 31, 2009 based on a market approach using the same methods to value agency securities described above.

Note 8. Stockholders’ Equity

Equity Offerings

In May 2010, we completed a public offering in which 6.9 million shares of our common stock, including the over-allotment option, were sold at a public offering price of $25.75 per share. Upon completion of the offering we received proceeds, net of underwriters’ discount and other offering costs, of approximately $169.0 million.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three months ended September 30, 2010, we issued approximately 5.3 million shares under the plan for cash proceeds of $142.1 million and during the nine months then ended we issued 7.7 million shares under the plan for cash proceeds of $204.3 million. We did not issue any shares under the plan prior to December 31, 2009. As of September 30, 2010, there were approximately 5.3 million shares available for issuance under the plan.

Note 9. Subsequent Events

In October 2010, we completed a public offering in which 13.2 million shares of our common stock, including the over-allotment option, were sold at a public offering price of $26.00 per share. Upon completion of the offering we received proceeds, net of underwriters’ discount and other offering costs, of approximately $328.1 million.

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

EXECUTIVE OVERVIEW

American Capital Agency Corp. (together with its consolidated subsidiary, is referred throughout this report as the “Company”, “we”, “us” and “our”) is a real estate investment trust (“REIT”) that invests primarily in residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which principal and interest are guaranteed by government-sponsored entities such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency such as the Government National Mortgage Association (“Ginnie Mae”). We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

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

Our principal objective is to generate net income for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities, and realized gains on our investments. We fund our investments through short-term borrowings structured as repurchase agreements. Since our IPO, we have declared or paid dividends of $11.86 per share.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Because we have no employees or separate facilities, we rely on our Manager to administer our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Our Manager is a subsidiary of a wholly-owned portfolio company of American Capital. American Capital is a publicly traded private equity firm and global asset manager. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital has $18 billion in capital resources under management, as of September 30, 2010, and eight offices in the U.S., Europe and Asia. Gary Kain is the President of our Manager and also serves as our Senior Vice President and Chief Investment Officer.

Our Investment Strategy

Our investment strategy is to manage an investment portfolio consisting primarily of agency securities (other than for hedging purposes) that seeks to generate attractive, risk-adjusted returns. Our Manager has established an investment committee comprised of certain of its officers. The investment committee has established investment guidelines, certain of which have been approved by our Board of Directors. The investment committee can change those investment guidelines at any time with the approval of our Board of Directors. The following are our investment guidelines approved by our Board of Directors:

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

As of September 30, 2010, our $9.7 billion investment portfolio was financed with $8.0 billion of repurchase agreements, $0.1 billion of other debt and $0.9 billion of equity capital, resulting in a leverage ratio of approximately 8.8 times our stockholders’ equity. When adjusted for net payables and receivables for unsettled agency securities, the leverage ratio was approximately 9.8 times our stockholders’ equity as of September 30, 2010. Financing spreads (the difference between yields on our investments and rates on related borrowings, including amortization expense related to terminated swaps) averaged 2.21% and 2.18%, respectively, for the three and nine months ended September 30, 2010.

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

Summary of Critical Accounting Policies

Our critical accounting policies relate to investment accounting, revenue recognition, securities valuation, derivative accounting and income taxes. Each of these items involves estimates that will require management to make judgments that are subjective in nature. We rely on our Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies. All of our critical accounting policies are fully described in “Management’s Discussion and Analysis of Financial Condition and Results of Operations” in our Annual Report on Form 10-K/A for the year ended December 31, 2009.

FINANCIAL CONDITION

As of September 30, 2010 and December 31, 2009, our investment portfolio consisted of $9.7 billion and $4.3 billion, respectively, of agency securities. The following tables summarize certain characteristics of our investment portfolio as of September 30, 2010 (dollars in thousands):

	As of September 30, 2010
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Available-For-Sale Agency Securities:
Fannie Mae	$5,707,082	$5,965,948	104.5%	$6,045,372	4.81%	3.24%
Freddie Mac	3,277,696	3,453,290	105.4%	3,481,752	4.91%	3.19%
Ginnie Mae	180,555	188,875	104.6%	190,085	4.08%	2.14%

Total / Weighted Average Available- For-Sale Agency Securities	$9,165,333	$9,608,113	104.8%	$9,717,209	4.83%	3.20%

Fixed-Rate	$5,318,889	$5,582,057	104.9%	$5,647,393	4.86%	3.51%
Adjustable-Rate	3,427,093	3,594,670	104.9%	3,630,469	4.85%	2.67%
CMO	419,351	431,386	102.9%	439,347	4.27%	3.47%

Total / Weighted Average Available- For-Sale Securities	$9,165,333	$9,608,113	104.8%	$9,717,209	4.83%	3.20%

	As of September 30, 2010
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average
				Coupon	Yield(1)

Agency Securities Remeasured at Fair Value Through Earnings:
Interest-Only Strips
Fannie Mae	$126,272	$8,335	$8,054	2.87%	15.50%
Freddie Mac	150,781	13,469	11,200	5.16%	31.93%

Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$277,053	$21,804	$19,254	3.91%	25.65%

(1)	Incorporates an average future constant prepayment rate assumption of 18% based on forward rates as of September 30, 2010 and an average reset rate for adjustable rate securities of 2.83%, which is equal to the average underlying index rate of 1.03% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.80%.

Interest-only strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The interest cash flows from our interest-only strips taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 4.95% of the combined par value our agency securities (excluding the underlying unamortized principal balance of our interest-only strips) as of September 30, 2010. The combined weighted average yield of our agency portfolio was 3.25% as of September 30, 2010.

The following table summarizes certain characteristics of our investment portfolio as of December 31, 2009 (dollars in thousands):

	As of December 31, 2009
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(2)
Available-For-Sale Securities:
Fannie Mae	$2,853,278	$2,952,895	103.5%	$2,983,310	5.26%	4.20%
Freddie Mac	1,248,698	1,298,360	104.0%	1,303,623	5.31%	3.50%
Ginnie Mae	12,456	12,842	103.1%	13,182	6.00%	5.33%

Total / Weighted Average Available- For-Sale Securities	$4,114,432	$4,264,097	103.6%	$4,300,115	5.28%	3.99%

Available-For-Sale Securities:
Fixed-Rate	$1,806,559	$1,863,261	103.1%	$1,887,404	5.40%	4.77%
Adjustable-Rate	1,625,477	1,699,513	104.6%	1,705,487	5.17%	3.18%
CMO	682,396	701,323	102.8%	707,224	5.23%	3.90%

Total / Weighted Average Available- For-Sale Securities	$4,114,432	$4,264,097	103.6%	$4,300,115	5.28%	3.99%

(2)	Incorporates an average future constant prepayment rate assumption of 16% based on forward rates as of December 31, 2009 and an average reset rate for adjustable rate securities of 3.06%, which is equal to the average underlying index rate of 1.18% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.88%.

As of September 30, 2010 and December 31, 2009, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices. The following tables detail the characteristics of our ARMs and hybrid ARMs portfolio by index as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	As of September 30, 2010				As of December 31, 2009
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	41	84	59	36	56	69	54	41
Weighted average margin	1.53%	1.76%	2.01%	1.83%	1.60%	1.72%	2.24%	1.83%
Weighted average annual period cap	1.23%	2.00%	1.67%	1.00%	1.20%	2.00%	2.00%	1.00%
Weighted average lifetime cap	10.84%	9.79%	10.07%	10.13%	10.65%	10.28%	10.22%	10.12%
Principal amount	$138,216	$2,490,817	$531,531	$266,529	$123,088	$750,375	$467,996	$284,018
Percentage of investment portfolio at par value	2%	27%	6%	3%	3%	18%	11%	7%

The following tables detail the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of September 30, 2010 and December 31, 2009 (dollars in thousands):

	As of September 30, 2010			As of December 31, 2009
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than one year	$6,441	0%	1	$—	—	—
Greater than or equal to one year and less than two years	159,749	4%	25	23,802	1%	30
Greater than or equal to two years and less than three years	233,456	6%	25	253,275	15%	30
Greater than or equal to three years and less than five years	970,059	27%	45	648,093	38%	45
Greater than or equal to five years	2,260,764	63%	96	780,317	46%	81

Total / Weighted Average	$3,630,469	100%	74	$1,705,487	100%	59

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of September 30, 2010 and December 31, 2009, the average final contractual maturity of the agency securities in our investment portfolio was 25 and 27 years, respectively. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

The following tables summarize our agency securities, at fair value, according to their estimated weighted average life classifications as of September 30, 2010 and December 31, 2009 (in thousands):

	September 30, 2010	December 31, 2009
Less than one year	$—	$432
Greater than one year and less than three years	1,099,889	281,721
Greater than three years and less than five years	6,687,443	1,340,665
Greater than or equal to five years	1,949,131	2,677,297

Total	$9,736,463	$4,300,115

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact the rate of prepayments, as interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which we expect may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of September 30, 2010, our portfolio was purchased at a net premium. The actual CPR was approximately 15% and 19% for the three months ended September 30, 2010 and 2009, respectively. The actual CPR was approximately 20% and 19% for the nine months ended September 30, 2010 and 2009, respectively.

In determining the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 18% as of September 30, 2010. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, U.S. Government agency or U.S. Government entity buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

In addition, pursuant to FASB ASC Topic 310-20, Receivables-Nonrefundable Fees and Other Costs, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected CPR assumptions, the lower our reset rate assumption is pursuant to ASC 310 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period.

Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired within the past four months, during a period of historically low index rates. Accordingly, the majority of the premium balance on our adjustable rate securities will be amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows. For securities held as of September 30, 2010, the weighted average coupon rate was 4.85%, the weighted average months to reset was 74 months and the weighted average reset rate assumption was 2.83%, which is based on a weighted average underlying index rate of 1.03% as of the date we acquired the securities and a weighted average margin of 1.80%.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our condensed consolidated statements of operations and key statistics for the three and nine months ended September 30, 2010 and 2009 (in thousands, except per share amounts):

	For the three months ended September 30,		For the nine months ended September 30,
	2010	2009	2010	2009
Consolidated Statement of Operations Data:
Interest income	$62,600	$32,793	$151,986	$86,834
Interest expense	18,531	11,551	51,389	29,265

Net interest income	44,069	21,242	100,597	57,569

Gain from sale of agency securities, net	24,565	16,070	81,558	30,418
Loss from derivative instruments and trading securities, net	(3,733)	(3,435)	(19,680)	(2,567)

Total other income, net	20,832	12,635	61,878	27,851

Management fees	2,697	1,166	6,795	3,008
General and administrative expenses	1,926	1,474	5,394	4,498

Total expenses	4,623	2,640	12,189	7,506

Net income before excise tax	60,278	31,237	150,286	77,914
Excise tax	250	—	250	—

Net income	$60,028	$31,237	$150,036	$77,914

Net income per common share—basic and diluted	$1.69	$1.82	$4.97	$4.95

Weighted average number of common shares outstanding— basic and diluted	35,495	17,191	30,161	15,741

Key Statistics*:
Average agency securities, at cost	$7,751,068	$2,992,151	$5,912,577	$2,365,925
Average agency securities, at cost—percent of par value	104.6%	103.4%	104.2%	102.9%
Average total assets, at fair value	$8,454,760	$3,263,632	$6,515,662	$2,477,227
Average repurchase agreements and other debt	$7,241,783	$2,693,851	$5,536,394	$2,127,918
Average stockholders’ equity	$853,250	$376,229	$713,925	$319,165
Fixed-rate agency securities at fair value—as of period end	$5,647,393	$1,272,407	$5,647,393	$1,272,407
Adjustable-rate agency securities at fair value—as of period end	$3,630,469	$1,904,184	$3,630,469	$1,904,184
CMO agency securities at fair value—as of period end	$439,347	$261,536	$439,347	$261,536
Interest-only strips agency securities, at fair value—as of period end	$19,254	$—	$19,254	$—
Average coupon(1)	5.03%	5.82%	5.12%	5.95%
Average asset yield(2)	3.23%	4.38%	3.42%	4.89%
Average cost of funds(3)	1.02%	1.16%	1.09%	1.42%
Average cost of funds—terminated swap amortization expense(4)	—	0.54%	0.15%	0.42%
Average net interest rate spread(5)	2.21%	2.68%	2.18%	3.05%
Average actual CPR for securities held during the period	15%	19%	20%	19%
Average forecasted CPR as of period end	18%	17%	18%	17%
Leverage (average during the period)(6)	8.5:1	7.2:1	7.8:1	6.7:1
Leverage (as of period end)(7)	9.8:1	7.3:1	9.8:1	7.3:1
Expenses % of average assets(8)	0.22%	0.32%	0.25%	0.41%
Expenses % of average stockholders’ equity(9)	2.15%	2.78%	2.28%	3.14%
Net asset value per common share as of period end(10)	$23.43	$22.23	$23.43	$22.23
Dividends declared per common share	$1.40	$1.40	$4.20	$3.75
Annualized economic return(11)	21.7%	54.9%	30.6%	49.9%
Annualized net return on average stockholders’ equity(12)	27.9%	32.9%	28.1%	32.6%

*	Average numbers for each period are weighted based on days on our books and records, all percentages are annualized.
(1)	Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on our agency securities by our weighted average agency securities.
(2)	Weighted average asset yield for the period was calculated by dividing our total interest income on our agency securities, including amortization of premiums and discounts, by our weighted average agency securities.

(3)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements and other debt. Total interest expense excludes amortization expense related to the costs of the previously terminated interest rate swaps during the periods presented.
(4)	Represents amortization expense associated with the termination of interest rate swaps of $— million and $3.7 million for the three months ended September 30, 2010 and 2009, respectively, and $6.3 million and $6.7 million for the nine months ended September 30, 2010 and 2009, respectively.
(5)	Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(6)	Leverage during the period was calculated by dividing our average repurchase agreements and other debt outstanding by our average stockholders’ equity.
(7)	Leverage at period end was calculated by dividing the amount outstanding under our repurchase agreements, net receivables/liabilities for unsettled agency securities and other debt by our total stockholders’ equity at period end.
(8)	Expenses as a percentage of average total assets was calculated by dividing our total expenses by our average total assets on an annualized basis.
(9)	Expenses as a percentage of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity on an annualized basis.
(10)	Net asset value per common share was calculated by dividing our total stockholders’ equity by our number of shares outstanding.
(11)	Annualized economic return represents the sum of the change in net asset value over the period and dividends declared during the period over the beginning net asset value on an annualized basis
(12)	Annualized net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity on an annualized basis.

Interest Income and Asset Yield

Interest income increased 91% and 75% to $62.6 million and $152.0 million for the three and nine month periods ended September 30, 2010, respectively, compared to their respective prior periods. This was due to a 159% and 163% increase in our average investment portfolio, offset by a decline in our average asset yield over their respective comparative periods.

Our average asset yield declined over the comparative periods as a result acquiring lower yielding securities due to changes in our portfolio composition and increase in the size of our average investment portfolio. The average coupon of our investment portfolio declined to 5.03% from 5.82% for the three months ended September 30, 2010 and 2009, respectively, and declined to 5.12% from 5.95% for the nine months ended September 30, 2010 and 2009, respectively, over their comparative periods and the average amortized cost basis of our investment portfolio increased to 104.6% from 103.4% for the three months ended September 30, 2010 and 2009, respectively, and increased to 104.2% from 102.9% for the nine months ended September 30, 2010 and 2009, respectively, over their comparative periods.

We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 18% and 17% as of September 30, 2010 and 2009, respectively. In addition, pursuant to FASB ASC Topic 310-20, Receivables-Nonrefundable Fees and Other Costs, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected CPR assumptions, the lower our reset rate assumption is pursuant to ASC 310 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period.

Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired within the past four months, during a period of historically low index rates. Accordingly, the majority of the premium balance on our adjustable rate securities will be amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows. For securities held as of September 30, 2010, the weighted average coupon rate was 4.85%, the weighted average months to reset was 74 months and the weighted average reset rate assumption was 2.83%, which is based on a weighted average underlying index rate of 1.03% as of the date we acquired the securities and a weighted average margin of 1.80%.

Interest income for the three months ended September 30, 2010 and 2009 is net of $30.8 million and $9.4 million premium and discount amortization, net on our investment portfolio, respectively. Interest income for the nine months ended September 30, 2010 and 2009, is net of $66.0 million and $15.9 million premium and discount amortization, net on our investment portfolio, respectively. The unamortized premium balance, net of discounts, of our aggregate investment portfolio was $464.6 million (including the unamortized cost basis of our interest-only strips) and $112.8 million as of September 30, 2010 and 2009, respectively.

Leverage

Our leverage as of September 30, 2010 and 2009 was 8.8 and 6.9 times our stockholders’ equity, respectively. When adjusted for the net amount of agency securities purchased and sold but not yet settled, our leverage ratio was 9.8 and 7.3 times our stockholders’ equity as of September 30, 2010 and 2009, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding levels ranging from 12 to 16 times our stockholders’ equity.

The table below presents our average and period end repurchase agreement and other debt balance outstanding and leverage ratios for the nine months ended September 30, 2010 and the year ended December 31, 2009 (dollars in thousands):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Oustanding	Ending Amount Outstanding
March 31, 2009	$1,537,798	$1,996,087	$1,849,473	1.07%	0.81%	5.6:1	6.4:1	7.0:1
June 30, 2009	$2,139,402	$2,451,077	$2,346,875	0.60%	0.47%	7.0:1	7.5:1	7.7:1
September 30, 2009	$2,693,851	$3,349,087	$2,949,010	0.42%	0.35%	7.2:1	6.9:1	7.3:1
December 31, 2009	$3,637,220	$4,247,367	$3,841,834	0.28%	0.24%	6.8:1	7.0:1	7.3:1
March 31, 2010	$3,787,583	$4,651,115	$4,651,115	0.22%	0.21%	6.5:1	7.6:1	7.9:1
June 30, 2010	$5,548,225	$6,634,342	$6,634,342	0.26%	0.28%	7.9:1	8.4:1	8.2:1
September 30, 2010	$7,241,783	$8,050,221	$8,050,221	0.28%	0.28%	8.5:1	8.8:1	9.8:1

(1)	Average leverage during the period was calculated by dividing our average repurchase agreements and other debt outstanding for the period by our average stockholders’ equity for the period.
(2)	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements and other debt by our stockholder’s equity at period end.
(3)	Leverage as of period end, net of unsettled trades was calculated by dividing the amount outstanding under our repurchase agreements, net liabilities and receivables for unsettled agency securities and other debt by our total stockholder’s equity at period end.

For the quarter ended September 30, 2010, our ending leverage and ending repurchase agreement and other debt balances were significantly higher than our average balances for the quarter because we increased our asset positions through the use of additional leverage toward the end of the quarter in anticipation of our follow-on equity offering that we completed on October 1, 2010 for net proceeds of $328 million.

Interest Expense and Cost of Funds

Interest expense was $18.5 million and $11.6 million for the three months ended September 30, 2010 and 2009, respectively. Interest expense was $51.4 million and $29.3 million for the nine months ended

September 30, 2010 and 2009, respectively. The increase in interest was due to an increase in our average repurchase agreements and other debt outstanding, partially offset by a decline our total cost of funds for each of the comparative periods as described below.

For the three months ended September 30, 2010 and 2009, average repurchase agreements and other debt outstanding were $7.2 billion and $2.7 billion, respectively. For the nine months ended September 30, 2010 and 2009, average repurchase agreements outstanding were $5.5 billion and $2.1 billion, respectively. The increase in the average repurchase agreement balance over the prior period was primarily driven by deploying new equity capital raised over the 12 month period ended September 30, 2010 on a levered basis.

The average interest rate on our repurchase agreements declined to 0.28% from 0.42% for the three months ended September 30, 2010 and 2009, respectively, and to 0.26% from 0.63% for the nine months ended September 30, 2010 and 2009, respectively, primarily driven by the decline in the one month LIBOR interest rate. Including the net impact of interest rate swaps, the total average cost of funds for the three months ended September 30, 2010 and 2009 declined to 1.02% from 1.70% (or to 1.02% from 1.16% when excluding amortization expense associated with previously terminated interest rate swaps), and for the nine months ended September 30, 2010 and 2009 to 1.24% from 1.84% (or to 1.09% from 1.42%, when excluding amortization expense associated with previously terminated interest rate swaps).

We did not terminate any interest rate swaps accounted for as hedges under ASC 815 during the three or nine months ended September 30, 2010 or during the three months ended September 30, 2009. During the nine months ended September 30, 2009 we terminated interest rate swaps with a notional amount of $550.0 million resulting in net settlement payments $16.4 million equal to their fair value on the date of termination. The net settlements were amortized into income over the remaining life of the terminated interest rate swaps through the second quarter of 2010 and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for terminated swaps was $3.7 million for the three months ended September 30, 2009 and $6.3 million and $6.7 million for the nine months ended September 30, 2010 and 2009, respectively.

As of September 30, 2010 and 2009, we had outstanding interest rate swap agreements designated as cash flow hedges under ASC 815 for a total notional amount of $4.2 billion (or $4.1 billion including the net amount of payer and receiver interest rate swap agreements not designated as cash flow hedges described further in Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q) and $1.4 billion, respectively. Outstanding designated interest rate swaps were 52% (or 50% including the net amount of undesignated interest rate swap agreements) and 47% of the outstanding balance under our repurchase agreements, respectively. For the three months ended September 30, 2010 and 2009 our designated interest rate swaps increased the cost of our borrowings by $13.4 million and $8.7 million (or $5.0 million excluding amortization expense associated with the termination of interest rate swaps), respectively, which equaled 0.74% and 1.28% (or 0.74% excluding terminated swap amortization expense) of interest bearing liabilities, respectively, and for the nine months ended September 30, 2010 and 2009 our interest rate swaps increased the cost of our borrowings by $40.6 million and $19.2 million (or $34.3 million and $12.5 million excluding terminated swap amortization expense), which equaled 0.98% and 1.21% (or 0.83% and 0.79% excluding terminated swap amortization expense) of interest bearing liabilities, respectively.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $44.1 million and $21.2 million for the three months ended September 30, 2010 and 2009, respectively. Net interest income was $100.6 million and $57.6 million for the nine months ended September 30, 2010 and 2009, respectively. The average net interest rate spread, which equals the average yield on our assets less the average cost of funds was 2.21% and 2.68% (or 3.22% excluding terminated swap amortization expense) for the three months ended September 30, 2010 and 2009, respectively. The average net interest rate spread was 2.18% and 3.05% for the nine months ended

September 30, 2010 and 2009, respectively, (or 2.33% and 3.47% excluding terminated swap amortization expense). As of September 30, 2010, the net interest rate spread was 2.16%.

The decrease in our average net interest rate spread for each of the comparative periods was due to a decline in our average asset yield, partially offset by a decrease in our cost of funds, as discussed above. Our cost of funds as of September 30, 2010 was higher than our average cost of funds for the three months then ended because we increased our interest rate swap positions near the end of September in anticipation of a higher repurchase agreement balance following our completed equity offering on October 1, 2010.

Gain on Sale of Agency Securities, Net

The following table is a summary of our net gain on sale of agency securities for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2010	September 30, 2009	September 30, 2010	September 30, 2009
Agency securities sold, at cost	$(2,172,978)	$(1,679,557)	$(6,914,764)	$(4,151,797)
Proceeds from agency securities sold	2,197,543	1,695,627	6,996,322	4,182,215

Net gains on sale of agency securities	$24,565	$16,070	$81,558	$30,418

Gross gains on sale of agency securities	26,333	16,885	87,714	32,021
Gross losses on sale of agency securities	(1,768)	(815)	(6,156)	(1,603)

Net gains on sale of agency securities	$24,565	$16,070	$81,558	$30,418

The increase in the amount of agency securities sold for each of the comparative periods was due to an increase in the size of our investment portfolio as well as our Manager’s execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.

Loss on Derivative Instruments and Trading Securities, Net

The following table is a summary of our loss on derivative instruments and trading securities, net for the three and nine months ended September 30, 2010 and 2009 (in thousands):

	For the three months		For the nine months
	2010	2009	2010	2009
Realized (loss) gain from derivative instruments and trading securities:
TBAs and forward settling agency securities	$(9,157)	$(3,158)	$(12,396)	$(1,592)
Interest rate swaptions	9,298	—	9,056	—
Interest rate swaps not designated as hedges under ASC 815	(1,014)	—	(2,125)	—
U.S. government securities	372		1,815
Short sales of U.S. government securities	(330)	—	(330)	—
Hedge ineffectiveness related to missed forecasts on interest rate swaps designated as hedges under ASC 815	—	—	—	(948)
Put options	—	—	(328)	—
Other	96	—	96	—

Total realized (loss) gain from derivative instruments and trading securities, net	(735)	(3,158)	(4,212)	(2,540)

Unrealized (loss) gain from derivative instruments and trading securities:(1)
TBAs and forward settling agency securities	1,394	(58)	(3,810)	(523)
Interest-only strips	(865)	—	(7,802)	—
Interest rate swaptions	(2,301)	—	(2,315)	—
Interest rate swaps not designated as hedges under ASC 815	(1,201)	—	(1,201)	—
Hedge ineffectiveness on interest rate swaps accounted for as hedges under ASC 815	(25)	(219)	(340)	496

Total unrealized (loss) gain from derivative instruments and trading securities, net	(2,998)	(277)	(15,468)	(27)

Total loss from derivative instruments and trading securities, net	$(3,733)	$(3,435)	$(19,680)	$(2,567)

(1)	Unrealized (loss) gain from derivatives and trading securities includes reversals of prior period amounts for settled or expired derivatives and trading securities.

The increase in the net loss from derivatives and trading securities for the nine months ended September 30, 2010 over the prior period is due to unrealized losses on interest-only strips that are remeasured at fair value through earnings and an increase in hedging activity involving derivative instruments that were not designated as hedges under ASC 815 and. These instruments, while not designated as hedges under ASC 815, were entered into to manage the potential adverse impact of short term changes in interest rates on the value of our investments and our cash flows.

Further details regarding our derivatives and related hedging activity for the three and nine months ended September 30, 2010 and 2009 are discussed in Note 3 and 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses

We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $2.7 million and $1.2 million during the three months ended September 30, 2010 and 2009, respectively, and $6.8 million and $3.0 million during the nine months ended September 30, 2010 and 2009, respectively. The increase in management fees compared to prior periods was due to an increase in the amount of Equity outstanding as a result new equity capital raised during the 12 months ended September 30, 2010.

General and administrative expenses were $1.9 million and $1.5 million for the three months ended September 30, 2010 and 2009, respectively, and $5.4 million and $4.5 million for the nine months ended September 30, 2010 and 2009, respectively. Our total expenses as a percentage of our average stockholders’ equity declined to 2.15% for the three months ended September 30, 2010 compared to 2.78% in the prior period and declined to 2.28% for the nine months ended September 30, 2010 compared to 3.14% in the prior period due to improved operating leverage.

Net Income and Net Return on Equity

Net income was $60.0 million, or $1.69 and per basic and diluted share, for the three months ended September 30, 2010, compared to $31.2 million, or $1.82 per basic and diluted share, for the prior period. Our annualized net return on average equity declined to 27.9% for the current period compared to 32.9% for the prior period. While many factors may affect net income per share and the annualized return on our average equity, the primary factors impacting their decline for the current period were a decrease in gains from the sale of our agency securities of $0.24 per share partially offset by a decrease in net losses on our derivatives and trading securities of $0.09 per share. Although our interest income declined $0.14 per share over the period, net interest income per share remained unchanged at $1.24 per share, due to a reduction in our average cost of funds and an 18% increase in our average leverage over the prior period.

Net income was $150.0 million, or $4.97 per basic and diluted share, for the nine months ended September 30, 2010, compared to $77.9 million, or $4.95 per basic and diluted share, for the prior period. Our annualized net return on average equity declined to 28.1% for the current period compared to 32.6% for the prior period. The increase in net income per share of $0.02 was driven by an increase in gains from the sale of our agency securities of $0.77 per share and a reduction in expenses of $0.07 per share, partially offset by a reduction of net interest income of $0.32 per share and a increase in loss on derivative instruments and trading securities of $0.49 per share. The decrease in our annualized return on average equity, despite the increase in our net income per share, was largely due to an increase of our average equity due to new equity capital raised during the twelve months ended September 30, 2010.

Dividends

For the three months ended September 30, 2010 and 2009, we declared dividends of $1.40 per share. For the nine months ended September 30, 2010 and 2009, we declared dividends of $4.20 and $3.75 per share, respectively. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of September 30, 2010, we did not have any undistributed taxable income from 2009. We intend to distribute sufficient dividends to eliminate our taxable income for 2010. However, we may elect not to distribute sufficient dividends to eliminate our taxable income so long as we distribute at least 90% of our taxable income in order to maintain our qualification as a REIT. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences for unrealized gains and losses on derivative instruments and trading securities recognized in income for GAAP but are excluded from taxable income until realized or settled, differences in the CPR used to amortize premiums or accrete discounts as well as hedge ineffectiveness, and stock-based compensation and permanent differences for excise tax expense.

As a REIT, if we fail to distribute in any calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year, and (iii) any undistributed taxable income from the prior year, we would be subject to a non-deductible 4% federal excise tax on the excess of such required distribution over the sum of (i) the amounts actually distributed and (ii) the amounts of income we retained and on which we have paid corporate income tax. Dividends declared by December 31 and paid by January 31 count as having been a distribution of our taxable income for the prior tax year. For the three and nine months ended September 30, 2010, we accrued a federal excise tax of $0.3 million because we believe it is more likely than not that we will have undistributed taxable income for excise tax purposes at the end of the year. We did not accrue excise tax on undistributed taxable income for the nine months ended September 30, 2009.

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are borrowings under master repurchase agreements, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of these borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our taxable income. To the extent that we annually distribute all of our taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital for operations.

During the nine months ended September 30, 2010, we issued 7.7 million shares of our common stock under our direct stock purchase plan for proceeds of $204.3 million. Additionally, we completed two public offerings in 2010. In May 2010, we sold 6.9 million shares of our common stock, including the over-allotment option, at a public offering price of $25.75 per share, for $169.0 million of proceeds, net of underwriters’ discount and other offering costs. On October 1, 2010, we completed the sale of 13.2 million shares of our common stock, including the over-allotment option, at a public offering price of $26.00 per share, for $328.1 million of proceeds, net of underwriters’ discount and other offering costs.

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

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. When adjusted for net payables and receivables for agency securities purchased but not yet settled and other debt, our leverage ratio was 9.8 times the amount of our stockholders’ equity as of September 30, 2010, which does not reflect the impact of net proceeds received from our follow-on equity offering that closed on October 1, 2010. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 21 financial institutions, subject to certain conditions. As of September 30, 2010, borrowings under repurchase arrangements secured by agency securities totaled $8.0 billion and other debt associated with a structured transaction accounted for as a financing transaction totaled $0.1 billion. As of September 30, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and other debt and weighted average interest rates as of September 30, 2010 and December 31, 2009.

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of September 30, 2010, we have met all margin requirements. We had unrestricted cash and cash equivalents of $115.3 million and unpledged agency securities of $191.9 million available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2010.

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

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA agency securities, options and futures.

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of September 30, 2010, we had interest rate swap agreements that were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings, or $4.1 billion of interest rate swaps agreements net of payer and receiver interest rate swap agreements which were not designated as cash flow hedges for accounting purposes. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2010 and December 31, 2009 and the related activity for the three and nine months ended September 30, 2010 and 2009.

We may be limited on the types of hedging strategies we can deploy as a REIT under the Code; therefore, we may implement part of our hedging strategy through American Capital Agency TRS, LLC, our domestic taxable REIT subsidiary, which will be subject to federal, state and, if applicable, local income tax. As of September 30, 2010, we had not transacted any hedging transactions through American Capital Agency TRS, LLC.

Off-Balance Sheet Arrangements

As of September 30, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2010. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

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

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	0.8%	-1.3%
+50 Basis Points	1.6%	-0.5%
-50 Basis Points	-7.1%	0.2%
-100 Basis Points	-20.5%	0.0%

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

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of September 30, 2010, the fair value of these securities was $9.7 billion. When the spread between the yield on our agency securities and U.S. Treasuries or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of September 30, 2010, we had unrestricted cash and cash equivalents of $115.3 million and unpledged agency securities of $191.9 million available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements.

Extension Risk

The projected weighted-average life of our investments is based on our assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, when we acquire an agency security collateralized by fixed rate mortgages or hybrid ARMs, we may, but are not required to, enter into an interest rate swap agreement or other hedging instrument that effectively fixes our borrowing costs for a period close to the anticipated average life of the fixed-rate portion of the related assets. This strategy is designed to protect us from rising interest rates because the borrowing costs are fixed for the duration of the fixed-rate portion of the related agency security.

However, if prepayment rates decrease in a rising interest rate environment, the life of the fixed-rate portion of the related assets could extend beyond the term of the swap agreement or other hedging instrument. This could have a negative impact on our results from operations, as borrowing costs would no longer be fixed after the end of the hedging instrument while the income earned on the agency securities collateralized by fixed rate mortgages or hybrid ARMs would remain fixed. This situation may also cause the market value of our agency security collateralized by fixed rate mortgages or hybrid ARMs to decline, with little or no offsetting gain from the related hedging transactions. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur losses.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2010, we have no legal proceedings.

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

The Federal Reserve also recently announced in November 2010 that it plans to initiate another purchase program for an additional $600 billion of longer-term US Treasury securities by mid-2011 as part of its continuing effort to help stimulate the economy by reducing mortgage and interest rates. Such action could negatively affect our income or our net book value by impacting interest rate levels and the spread between mortgage rates and other interest rates. Thus, these actions could reduce the yields on assets that we are targeting for purchase thereby reducing our net interest spreads. Alternatively, the Federal Reserve’s actions may not have the intended impact and could create inflation and higher interest rates. This could negatively impact our net book value or our funding cost.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

10.1	Underwriting Agreement, dated September 28, 2010, among American Capital Agency Corp., American Capital Agency Management, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several underwriters listed on Schedule A attached thereto.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: November 8, 2010	By:	/s/ MALON WILKUS
Malon Wilkus Chairman of the Board of Directors, President and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

10.1	Underwriting Agreement, dated September 28, 2010, among American Capital Agency Corp., American Capital Agency Management, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several underwriters listed on Schedule A attached thereto.

31.1	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.