Form 10-K
period 2010-12-31
American Capital Agency Corp
filed 2011-02-25
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the year ended December 31, 2010

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

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☑.        No ☐.

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐        No. ☒

As of June 30, 2010, the aggregate market value of the Registrant’s common stock held by non-affiliates of the Registrant was approximately $822.4 million based upon the closing price of the Registrant’s common stock of $26.42 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of shares of its common stock held by American Capital, Ltd. and all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)

As of January 31, 2011, there were 91,765,591 shares of the Registrant’s common stock outstanding.

DOCUMENTS INCORPORATED BY REFERENCE. The Registrant’s definitive proxy statement for the 2011 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.

Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL AGENCY CORP.

PART I

Item 1. Business

American Capital Agency Corp. (“AGNC”, the “Company”, “we”, “us” and “our”) was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.

We earn income primarily from investing in residential mortgage pass-through securities and collateralized mortgage obligations on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by U.S. Government-sponsored entities, such as the Federal National Mortgage Association, or Fannie Mae, and the Federal Home Loan Mortgage Corporation, or Freddie Mac, or by a U.S. Government agency, such as the Government National Mortgage Association, or Ginnie Mae. We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

Our principal objective is to preserve our net asset value while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our interest earning assets and the interest costs of our borrowings and hedging activities, and net realized gains and losses on our investments and other supplemental hedging activities. We fund our investments primarily through short-term borrowings structured as repurchase agreements.

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are externally managed by American Capital Agency Management, LLC (“our Manager”), a majority-owned subsidiary of a wholly-owned portfolio company of American Capital, Ltd. (“American Capital”).

Our Investment Strategy

Our investment strategy is to manage an investment portfolio consisting exclusively of agency securities (other than for hedging purposes) that seeks to generate attractive, risk-adjusted returns. Specifically, our investment strategy is designed to:

•	manage an investment portfolio consisting of agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest and prepayment rate risks;

•	preserve our net asset value;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”).

Our Targeted Investments

The agency securities in which we invest consist of residential pass-through certificates and collateralized mortgage obligations (“CMOs”), for which the principal and interest payments are guaranteed by a U.S. Government agency or U.S. Government-sponsored entity (“GSE”).

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

Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loan, the location of the property and social and demographic conditions. Additionally, the pace at which the loans underlying our securities become seriously delinquent or are modified can materially impact the timing of GSE repurchases of these loans from our securities and, thus, the rate of prepayments. Generally, prepayments on agency securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.

When interest rates are declining, the value of agency securities with prepayment options may not increase as much as other fixed income securities. The rate of prepayments on underlying mortgages will affect the price and volatility of agency securities and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of agency securities may experience reduced returns if the owners of the underlying mortgages pay off their mortgages slower than anticipated. This could cause the prices of our mortgage assets to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our mortgage assets, thus reducing our net book value. This is generally referred to as “extension risk”.

Payments of principal and interest on agency securities, although not the market value of the securities themselves, are guaranteed either by the full faith and credit of the United States, such as those issued by Ginnie Mae, or by a U.S. Government-sponsored entity, such as those issued by Fannie Mae or Freddie Mac.

Agency securities are collateralized by pools of fixed-rate mortgage loans (“FRMs”), adjustable-rate mortgage loans (“ARMs”) or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by FRMs, ARMs or hybrid ARMs will depend on our Manager’s assessment of the relative value of the securities, which will be based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.

The types of residential pass-through certificates in which we invest, or which may comprise the CMOs in which we invest, are described below.

Freddie Mac Certificates

Freddie Mac is a stockholder-owned, federally-chartered corporation created pursuant to an act of the U.S. Congress on July 24, 1970. The principal activity of Freddie Mac currently consists of purchasing residential mortgage loans and mortgage-related securities in the secondary mortgage market and securitizing them into mortgage-backed securities (“MBS”) sold to investors. Freddie Mac guarantees to each holder of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and principal on the holder’s pro rata share of the unpaid principal balance of the related mortgage loans.

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

Ginnie Mae Certificates

Ginnie Mae is a wholly-owned corporate instrumentality of the United States within the Department of Housing and Urban Development, or HUD. The National Housing Act of 1934 authorizes Ginnie Mae to guarantee the timely payment of the principal of and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration, or FHA, or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.

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

Investment Methods

We may utilize to-be-announced forward contracts (“TBAs”), in order to invest in agency securities. Pursuant to these TBAs, we agree to purchase, for future delivery, agency securities with certain principal and interest terms and certain types of underlying collateral, but the particular agency securities to be delivered would not be identified until shortly, generally two days, before the TBA settlement date. We may also enter into commitments to purchase specified agency securities for future delivery as a means of acquiring assets (“forward commitments”). Our ability to purchase agency securities through TBAs or forward commitments may be limited by the 75% asset test applicable to REITs and the 55% asset test to qualify for exemption from the Investment Company Act.

Our Active Portfolio Management Strategy

Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preservation of our net asset value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options on agency securities and agency CMOs, based on our Manager’s continual assessment of the relative value and risk and return of these securities. Therefore, the composition of our portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the agency securities market. We may also experience fluctuations in leverage as we pursue our active management strategy, but we generally would expect our leverage to be six to eleven times our stockholders’ equity.

Investment Committee and Investment Guidelines

Our Manager has established an investment committee, which consists of Messrs. Malon Wilkus, John R. Erickson, Samuel A. Flax and Thomas A. McHale, each of whom is an officer of our Manager. The investment committee meets regularly to discuss diversification of our investment portfolio, hedging and financing strategies and compliance with the investment guidelines. Our Board of Directors receives an investment report and reviews our investment portfolio and related compliance with the investment guidelines on at least a quarterly basis. Our Board of Directors does not review or approve individual investments but receives notice if the Company is operating outside of our operating policies or investment guidelines.

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

Our Financing Strategy

As part of our investment strategy, we leverage our investment portfolio pursuant to master repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our agency securities as collateral to secure a short-term loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 90 days, but may have maturities of fewer than 30 days or up to one year. Our leverage may vary periodically depending on market conditions and our Manager’s assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders’ equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. We also cannot assure you that we will continue to be successful in borrowing sufficient amounts to fund our intended acquisitions of agency securities.

We have entered into master repurchase agreements with 22 financial institutions as of December 31, 2010. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association (SIFMA) as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.

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

Our Risk Management Strategy

As part of our risk management strategy, we may use a variety of strategies to hedge some of our exposure to interest rate and prepayment risk as our Manager believes is prudent taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may elect to bear a level of interest rate or prepayment risk that could otherwise be hedged when our Manager believes that bearing the risk enhances our risk/return profile. Our Manager designs a risk management program consistent with its outlook for the market to attempt to mitigate the impact of changes in interest rates on our investment portfolio and related borrowings. As part of our risk management strategy we may enter into interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders.

We have undertaken an interest rate and prepayment risk management program that seeks to reduce the severity of changes in interest rates and prepayment speeds on our net book value and results from operations. Since borrowers whose mortgages collateralize the agency securities in which we invest are able to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal earlier than anticipated and have to invest that principal at potentially lower prevailing yields. Because prepayments on agency securities generally accelerate when interest rates decrease and slow when interest rates increase, agency securities typically have “negative convexity.” In other words, certain agency securities may increase in price more slowly than most bonds, or even fall in value, as interest rates decline. Conversely, certain agency securities may decrease in value more quickly than most bonds as interest rates increase. For capital preservation, we monitor, among other things, our “duration gap” and our convexity. Duration is the expected percentage change in market value of our assets that would be caused by parallel changes in short and long-term interest rates. To monitor the weighted average duration and the related risks of fluctuations in the liquidation value of our investment portfolio, our Manager models the impact of various economic scenarios on the market value of our agency securities and liabilities. We believe that our interest rate and prepayment risk management program allows us to maintain operations throughout a wide variety of potentially adverse circumstances. Nevertheless, in order to further preserve our capital base (and lower our exposure to interest rates and other risks) during periods when we believe a trend of rising interest rates has been established, we may decide to increase hedging activities or to sell assets. Each of these actions may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. However, there can be no certainty that our Manager’s projections of our exposures to interest rates, prepayments, or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially as a result of the hedging strategies employed and results could suffer more than expected.

Income from hedging transactions that we enter into to manage risk may not constitute qualifying REIT gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of advantageous hedging techniques, which could expose us to greater risks associated with changes in interest rates than we would otherwise want to bear, or implement those hedges through our taxable REIT subsidiary, American Capital Agency TRS, LLC (our “TRS”). Implementing our hedges through our TRS could increase the cost of our hedging activities because our TRS would be subject to tax on income and gains. We may, in the future, implement part of our hedging strategy through our TRS. To comply with the asset tests applicable to us as a REIT, we could own 100% of the stock of such subsidiary, provided that the value of the stock that we own in all such TRSs does not exceed 20% of the value of our total assets at the close of any calendar quarter.

Other Investment Strategies

We may enter into other short or long term investment strategies as the opportunities arise.

Our Manager

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Because we have no employees or separate facilities, we rely on our Manager to administer our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. Our Manager is a majority-owned subsidiary of a wholly-owned portfolio company of American Capital. American Capital is a publicly traded private equity firm and global asset manager. American Capital, both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital has $23 billion in capital resources under management, as of December 31, 2010, and eight offices in the U.S., Europe and Asia.

Gary Kain is the President and a member of our Manager and also serves as our Senior Vice President and Chief Investment Officer. Mr. Kain joined American Capital in January 2009, succeeding Russell Jeffrey who had served as our Chief Investment Officer since our IPO. Prior to joining our Manager, Mr. Kain served as Senior Vice President of Investments and Capital Markets of Freddie Mac. He also served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008. While at Freddie Mac, Mr. Kain’s group was responsible for managing all of the mortgage investment activities for the company’s retained portfolio. Mr. Kain joined Freddie Mac in 1988.

Mr. Kain and his current residential mortgage investment team along with certain support personnel are full-time employees of our Manager and are fully dedicated to the residential mortgage industry. Our Manager has also entered into an administrative services agreement with American Capital, pursuant to which our Manager has access to American Capital’s employees, infrastructure, business relationships, management expertise and capital raising capabilities, which allow it to fulfill all of its responsibilities under the management agreement. Certain of our Manager’s officers are also members of American Capital’s senior management.

The Management Agreement

We have entered into a management agreement with our Manager with a current renewal term through May 20, 2012, and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.

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

In addition, we reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager’s officers and employees and any American Capital employees who provide services to us pursuant to the management agreement.

Exemption from Regulation Under the Investment Company Act

We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and a least 80% of our assets in qualifying real estate interests plus “real estate-related assets.” In satisfying this 55% requirement, we may treat agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool as qualifying real estate interests. Therefore, the agency securities that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated there under. We also may be required at times to adopt less efficient methods of financing certain of our agency securities and we may be precluded from acquiring certain types of higher yielding agency securities. This exemption also prohibits us from issuing redeemable securities. If we fail to qualify for an exemption from registration as an investment company under the Investment Company Act or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced.

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

Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels and diversity of stock and asset ownership, various qualification requirements imposed upon REITs by the Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to a precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.

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

If we qualify as a REIT, we will nonetheless be subject to federal tax under certain circumstances including the following:

•	We will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains.

•	We may be subject to the “alternative minimum tax” on our items of tax preference, including any deductions of net operating losses.

•

If we have net income from prohibited transactions, which are, in general, sales or other dispositions of inventory or property held primarily for sale to customers in the ordinary course of business, other than foreclosure property, such income will be subject to a 100% tax.

•	If we elect to treat property that we acquire in connection with a foreclosure of a mortgage loan or certain leasehold terminations as “foreclosure property,” we may thereby avoid the 100% tax on gain from a resale of that property (if the sale would otherwise constitute a prohibited transaction), but the income from the sale or operation of the property may be subject to corporate income tax at the highest applicable rate (currently 35%).

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

•

We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT’s stockholders, as described below in “—Requirements for Qualification—General.”

•	A 100% tax may be imposed on transactions between us and a taxable REIT subsidiary, such as our TRS (as described below), that do not reflect arm’s-length terms.

•

If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize a gain on a disposition of any such assets during the ten-year period following their acquisition from the subchapter C corporation.

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

Effect of Taxable Subsidiaries

In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a taxable REIT subsidiary. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such corporation elect to treat such corporation as a taxable REIT subsidiary. The separate existence of a taxable REIT subsidiary or other taxable corporation is not ignored for federal income tax purposes. Accordingly, our TRS or other taxable corporation generally is subject to corporate income tax on its earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our stockholders.

We are not treated as holding the assets of our TRS or other taxable subsidiary corporation or as receiving any income that the subsidiary earns. Rather, the stock issued by a taxable subsidiary to us is an asset in our hands, and we treat the dividends paid to us from such taxable subsidiary, if any, as income. This treatment can affect our income and asset test calculations, as described below. Because we do not include the assets and income of our TRS or other taxable subsidiary corporations in determining our compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use our TRS or other taxable subsidiary corporations to conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, would be treated in our hands as prohibited transactions.

Income Tests

In order to continue to qualify as a REIT, we must satisfy two gross income requirements on an annual basis. First, at least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions” and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including, generally, agency securities and certain types of mortgage-backed securities), “rents from real property,” dividends received from other REITs, and gains from the sale of real estate assets, as well as specified income from temporary investments. Second, at least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gain from the sale or disposition of stock or securities, which need not have any relation to real property

Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test described above to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we acquired or originated the mortgage loan, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. Even if a loan is not secured by real property, or is undersecured, the income that it generates may nonetheless qualify for purposes of the 95% gross income test.

We intend to continue to invest exclusively in agency securities (other than for hedging purposes) that are either pass-through certificates or CMOs. We expect that the agency securities will be treated either as interests in a grantor trust or as interests in a real estate investment conduit (“REMIC”) for federal income tax purposes and that all interest income from our agency securities will be qualifying income for the 95% gross income test. In the case of agency securities treated as interests in grantor trusts, we would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. The interest on such mortgage loans would be qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. In the case of agency securities treated as interests in a REMIC, income derived from REMIC interests will generally be treated as qualifying income for purposes of the 75% and 95% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency securities will be qualifying income for purposes of the REIT gross income tests.

We may continue to purchase agency securities through TBAs and may recognize income or gains from the disposition of those TBAs through dollar roll transactions or otherwise. There is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test and we would not treat these items as such unless we receive a reasoned, written opinion (within the meaning of applicable Treasury regulations) of our counsel that such income and gains should be treated as such. Consequently, our ability to enter into dollar roll transactions and other dispositions of TBAs could be limited. Moreover, even if we were to receive the opinion of counsel described above, it is possible that the IRS could assert that such income is not qualifying income. In the event that such income were determined not to be qualifying for the 75% gross income test, we could be subject to a penalty tax or we could fail to qualify as a REIT if such income when added to any other non-qualifying income exceeded 25% of our gross income.

We may directly or indirectly receive distributions from our TRS or other corporations that are not REITs or qualified REIT subsidiaries. These distributions generally are treated as dividend income to the extent of the earnings and profits of the distributing corporation. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. Any dividends that we receive from a REIT, however, will be qualifying income for purposes of the both the 95% and 75% gross income tests.

Any income or gain that we derive from instruments that hedge the risk of changes in interest rates will generally be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income test, provided that specified requirements are met, including the requirement that the instrument is entered into during the ordinary course of our business, the instrument hedges risks associated with indebtedness issued by us that is incurred to acquire or carry “real estate assets” (as described below under “Asset Tests”), and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods. Income and gain from all other hedging transactions will not be qualifying income for either the 95% or 75% gross income test.

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

Third, we may not own more than 10% of any one issuer’s outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of taxable REIT subsidiaries and qualified REIT subsidiaries and the 10% asset test does not apply to “straight debt” having specified characteristics and to certain other securities described below.

Fourth, the aggregate value of all securities of all taxable REIT subsidiaries that we hold may not exceed 20% of the value of our total assets.

We intend to continue to invest exclusively in agency securities, other than for hedging purposes, that are either pass-through certificates or CMOs. We expect that the agency securities will be treated either as interests in grantor trusts or as interests in REMICs for federal income tax purposes. In the case of agency securities treated as interests in grantor trusts, we would be treated as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans will generally qualify as real estate assets to the extent that they are secured by real property. We expect that substantially all of our agency securities treated as interests in grantor trust will qualify as real estate assets. In the case of agency securities treated as interests in a REMIC, such interests will generally qualify as real estate assets and income derived from REMIC interests will generally be treated as qualifying income for purposes of the REIT income tests described above. If less than 95% of the assets of a REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the REIT asset and income tests.

We intend to enter into sale and repurchase agreements under which we would nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. We believe that we would be treated for REIT asset and income test purposes as the owner of the agency securities that are the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the agency securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

As discussed above, we purchase agency securities through TBAs. There is no direct authority with respect to the qualification of TBAs as real estate assets or Government securities for purposes of the 75% asset test and we would not treat TBAs as such unless we receive a reasoned, written opinion (within the meaning of applicable Treasury regulations) of our counsel that TBAs should be treated as such. Consequently, our ability to purchase TBAs could be limited. Moreover, even if we were to receive the opinion of counsel described above, it is possible that the IRS could assert that TBAs are not qualifying assets. In the event that TBAs were determined not to be qualifying for the 75% asset test, we could be subject to a penalty tax or we could fail to qualify as a REIT if such assets when added to any other non-qualifying assets exceeded 25% of our gross assets.

If we should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause us to lose our REIT qualification if we (1) satisfied the asset tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of our assets and the asset requirements was not wholly or partly caused by an acquisition of non-qualifying assets, but instead arose from changes in the market value of our assets. If the condition described in (2) were not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of relief provisions described below.

Annual Distribution Requirements

In order to qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to:

(a) the sum of

(1) 90% of our “REIT taxable income,” computed without regard to our net capital gains and the deduction for dividends paid, and

(2) 90% of our net income after tax, if any, from foreclosure property minus

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

Derivatives and Hedging Transactions

We and our TRS enter into hedging transactions with respect to interest rate exposure on our assets or liabilities. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities. To the extent that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 75% and 95% gross income test.

To the extent that we hedge in other situations, the resultant income will be treated as income that does not qualify under the 75% or the 95% gross income test. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We may conduct some of our hedging activities through our TRS, the income from which would be subject to federal income tax, rather than by participating in the arrangements directly.

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

If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic stockholders that are individuals, trusts and estates will generally be taxable at capital gains rates (through 2012). In addition, subject to the limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.

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

Our Manager employs an active management strategy on our behalf to achieve our principal objectives of generating attractive risk-adjusted returns and preserving our net asset value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options to enter into agency securities and agency CMOs, based on our Manager’s continual assessment of the relative risk and return of those securities. Therefore, the composition of our portfolio will vary as our Manager believes changes to market conditions, risks, and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the agency securities market. With an active management strategy, our Manager may be incorrect in its assessment of our portfolio and select a portfolio that could generate lower returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the agency securities market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.

The potential of the U.S. Government to limit or wind down the role Fannie Mae and Freddie Mac play in the mortgage-backed securities market may adversely affect our business, operations and financial condition.

On February 11, 2011, the U.S. Treasury issued a White Paper titled “Reforming America’s Housing Finance Market” (the “White Paper”) that lays out, among other things, proposals to limit or potentially wind down the role that Fannie Mae and Freddie Mac play in the mortgage market. Any such proposals, if enacted, may have broad adverse implications for the mortgage-backed securities market and for our business, operations and financial condition. We expect such proposals to be the subject of significant discussion and it is not yet possible to determine whether or when such proposals may be enacted, what form any final legislation or policies might take and how proposals, legislation or policies emanating from the White Paper may impact the mortgage-backed securities market and our business, operations and financial condition. We are evaluating, and will continue to evaluate, the potential impact of the proposals set forth in the White Paper.

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

Due to concerns about Fannie Mae and Freddie Mac’s ability to withstand future credit losses associated with securities held in their investment portfolios, and on which they provide guarantees, without the direct support of the U.S. Government, Congress passed the Housing and Economic Recovery Act of 2008 (“HERA”). Among other things, HERA established the Federal Housing Finance Agency (“FHFA”), which has broad regulatory powers over Fannie Mae and Freddie Mac. On September 6, 2008, FHFA placed Fannie Mae and Freddie Mac into conservatorship. As the conservator of Fannie Mae and Freddie Mac, FHFA controls and directs their operations and may (1) take over the assets of and operate Fannie Mae and Freddie Mac with all the powers of their shareholders, directors and officers of Fannie Mae and Freddie Mac and conduct all business of Fannie Mae and Freddie Mac; (2) collect all obligations and money due to Fannie Mae and Freddie Mac; (3) perform all functions of Fannie Mae and Freddie Mac that are consistent with the conservator’s appointment; (4) preserve and conserve the assets and property of Fannie Mae and Freddie Mac; and (5) contract for assistance in fulfilling any function, activity, action or duty of the conservator.

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

The U.S. Treasury has committed capital to Fannie Mae and Freddie Mac through 2012, however, there can be no assurance that these actions will be adequate for their needs. If these actions are inadequate, Fannie Mae and Freddie Mac could continue to suffer losses and could fail to honor their guarantees and other obligations.

Any failure by Fannie Mae or Freddie Mac to honor guarantees on agency securities could cause a significant decline in cash flow from, and value of, any agency securities we may own. We may be unable to sell or finance agency securities on favorable terms or at all and our financial position and results of operations could be adversely affected. Furthermore, the current credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional credit support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from mortgage-backed securities, and tightening the spread between the interest we earn on our mortgage-backed securities and the cost of financing those assets.

New laws may be passed affecting the relationship between Fannie Mae or Freddie Mac, on the one hand, and the U.S. Government, on the other, which could adversely affect the availability and pricing of agency securities and the ability to obtain financing against agency securities.

Legislation has been passed and additional legislation may be proposed in the future to change the relationship between Fannie Mae or Freddie Mac, on the one hand, and the U.S. Government, on the other hand, or that requires Fannie Mae and Freddie Mac to reduce the amount of mortgages they own or limit the amount of securities they guarantee. We intend to invest exclusively in agency securities, other than for hedging purposes. If any such further legislation is enacted into law, it may lead to market uncertainty and the actual or perceived impairment in the credit quality of securities issued by Fannie Mae or Freddie Mac. This may increase the risk of loss on investments in Fannie Mae and/or Freddie Mac-issued securities. Any legislation requiring Fannie Mae or Freddie Mac to reduce the amount of mortgages they own or for which they guarantee payments on could adversely affect the availability and pricing of agency securities and our ability to obtain financing against agency securities and, therefore, adversely affect our business prospects.

Market conditions have disrupted the historical relationship between interest rate changes and prepayment trends, which make it more difficult for our Manager to analyze our investment portfolio.

Our success depends on our Manager’s ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie our agency securities. Changes in interest rates and prepayments affect the market price of the agency securities that we intend to purchase and any agency securities that we hold at a given time. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. The recent dislocations in the residential mortgage market and other developments have disrupted the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager’s ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial position and results of operations.

Continued adverse developments in the broader residential mortgage market may adversely affect the value of the agency securities in which we invest.

Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2011 and beyond. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate related assets, including agency securities and other high-quality residential mortgage-backed securities (“RMBS”) assets. As a result, values for RMBS assets, including some agency securities and other AAA-rated RMBS assets, have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of our agency securities.

We invest exclusively in agency securities (other than for hedging purposes) and rely on our agency securities as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Substantially all of the agency securities we invest in are classified for accounting purposes as available-for-sale. All assets classified as available-for-sale are reported at fair value with unrealized gains and losses excluded from earnings and reported as a separate component of stockholders’ equity. Agency securities that we invest in that are classified as trading securities are reported at fair value, with unrealized gains and losses included in current income. As a result, a decline in fair values may reduce the book value of our assets. Moreover, if the decline in fair value of an available-for-sale security is other-than-temporarily impaired, such decline will reduce earnings. If market conditions result in a decline in the fair value of our agency securities, our financial position and results of operations could be adversely affected.

Federal Reserve programs to purchase securities could have an adverse impact on the agency securities in which we invest.

Beginning in November 2008, the Federal Reserve initiated a program to purchase direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Bank and agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. In total, this program resulted in the Federal Reserve purchasing $300 billion of direct obligations and $1.75 trillion of agency securities with the purchase program ending in the first quarter of 2010. One of the effects of this program has been to increase competition for available direct obligations and agency securities, with the result being an increase in pricing of such securities. The Federal Reserve may hold the direct obligations and agency mortgage securities to maturity or may sell them on the open market. Sales by the Federal Reserve of the direct obligations or agency mortgage securities that it currently holds may reduce the market price of such securities. Reductions in the market price of agency mortgage securities may negatively impact our book value.

In addition, the Federal Reserve initiated a program in November 2010 to purchase up to $600 billion of long-term U.S. Treasury securities by mid-2011 as part of its continuing effort to help stimulate the economy by reducing mortgage and interest rates. Such action could negatively affect our income or our net book value by impacting interest rate levels and the spread between mortgage rates and other interest rates. Thus, these actions could reduce the yields on assets that we are targeting for purchase, thereby reducing our net interest spreads. Alternatively, the Federal Reserve’s actions may not have the intended impact and could create inflation and higher interest rates. This could negatively impact our net book value or our funding cost.

Changes in the underwriting standards by Freddie Mac or Fannie Mae could have an adverse impact on the agency securities in which we invest.

In April 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines for ARMs and hybrid interest-only ARMs in particular. Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Our targeted investments include ARMs and hybrid ARMs. Tighter underwriting standards by Freddie Mac or Fannie Mae could reduce the supply of ARMs, resulting in a reduction in the attractiveness of the asset class.

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

We cannot assure you that any, or sufficient, repurchase agreement financing will be available to us in the future on terms that are acceptable to us. Since 2008, there have been several mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as repurchase agreement counterparties. This has resulted in a fewer number of potential repurchase agreement counterparties operating in the market. In addition, since 2008 many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed RMBS that have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to exit the repurchase market, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment

Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objective depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions.

Pursuant to the terms of borrowings under our master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

We have entered into master repurchase agreements with a number of financial institutions. We have borrowed under certain of these master repurchase agreements to finance the acquisition of agency securities for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the agency securities may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and will not be determined until we engage in a repurchase transaction under these agreements. Our fixed-rate agency securities generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, certain of our agency securities may be more illiquid than other securities in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, agency securities that prepay more quickly increase the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our agency securities under adverse market conditions. Because of our leverage, we may incur substantial losses upon the threat or occurrence of a margin call.

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

When we engage in a repurchase transaction, we initially sell securities to the financial institution under one of our master repurchase agreements in exchange for cash and our counterparty is obligated to resell the securities to us at the end of the term of the transaction, which is typically from 30 to 90 days, but which may have terms from one day to 364 days. The cash we receive when we initially sell the securities is less than the value of those securities, which is referred to as the “haircut”. As a result, we are able to borrow against a smaller portion of the agency securities we initially sell in these transactions. Increased haircuts require us to post additional collateral for our agency securities. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell the securities to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.

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

Certain of the agency securities we acquire are adjustable-rate agency securities. This means that their interest rates may vary over time based upon changes in an objective index, such as

•	LIBOR, which is the interest rate that banks in London offer for deposits in London of U.S. dollars;

•	the Treasury rate, which is a monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board; or

•	the CD rate, which is the weekly average or secondary market interest rates on six-month negotiable certificates of deposit, as published by the Federal Reserve Board.

These indices generally reflect short-term interest rates. We rely primarily on short-term borrowings to acquire agency securities with long-term maturities. The relationship between short-term and longer-term interest rates is often referred to as the “yield curve.” Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because we expect our investments in agency securities generally will bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net income and the market value of the agency securities in our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be hindered.

Interest rate caps on mortgages backing our adjustable rate agency securities may adversely affect our profitability.

Adjustable-rate mortgages backing our agency securities will typically be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps on underlying mortgages limit the amount an interest rate can increase through the maturity of an agency security. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps on underlying mortgages could limit the interest rates on our adjustable-rate agency securities. This problem is magnified for hybrid adjustable-rate and adjustable-rate agency securities that are not fully indexed. Further, some hybrid adjustable-rate and adjustable-rate agency securities may be subject to periodic payment caps on underlying mortgages that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid adjustable-rate and adjustable-rate agency securities than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.

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

Because we invest in fixed-rate securities, an increase in interest rates on our borrowings may adversely affect our book value or our net interest income.

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

The agency securities in our investment portfolio are backed by pools of mortgage loans. We receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on the related agency securities. These faster or slower than expected payments may adversely affect our profitability.

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

Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from MBS trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities cost of capital, general economic conditions and the relative interest rates on FRM and ARM loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the government-sponsored entities’ decisions as to when to repurchase delinquent loans can materially impact prepayment rates.

In addition, the introduction of new government programs, such as the U.S. Treasury’s HASP program, could increase the availability of mortgage credit to a large number of homeowners in the U.S., which we would expect would impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency securities. These new programs along with any new additional programs or changes to existing programs may cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.

Changes in accounting rules may adversely affect our profitability.

In May 2010, the Financial Accounting Standards Board (“FASB”), issued an exposure draft of Proposed Accounting Standards Update, Accounting for Financial Instruments and Revisions to the Accounting for Derivative Instruments and Hedging Activities. Under this proposal, among other things, most financial instruments would be measured at fair value with all changes in fair value recognized in net income each reporting period instead of other comprehensive income, a component of stockholders’ equity. The FASB will continue deliberations on the proposed accounting guidance and expects to issue a final accounting standards update in the second quarter of 2011. Any final accounting standard could require us to record all changes in fair value of our agency securities in net income each reporting period, which could have an adverse affect on our net income.

Our hedging strategies may not be successful in mitigating the risks associated with interest rates.

Subject to complying with REIT tax requirements and non-qualifying income limits, we intend to employ techniques that limit, or “hedge,” the adverse effects of changes in interest rates on our short-term repurchase agreements and our net book value. In general, our hedging strategy depends on our Manager’s view of our entire portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, they may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, the type of securities held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures or other types of hedging transactions. We may conduct certain hedging transactions through our TRS, which will subject those transactions to federal, state and, if applicable, local income tax.

There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Alternatively, our Manager may fail to assess properly a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our interest rate risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

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

Whether the derivatives we acquire achieve hedge accounting treatment under Accounting Standards Codification (“ASC”) Topic 815, Derivatives and Hedging (“ASC 815”), or not, hedging generally involves costs and risks. Our hedging strategies may adversely affect us because hedging activities involve costs that we will incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Especially if our hedging strategies are not effective, we could incur significant hedging-related costs without any corresponding economic benefits.

Our use of certain hedging techniques may expose us to counterparty risks.

If a swap counterparty under an interest rate swap agreement that we intend to enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under the interest rate swap agreement if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we could also incur a loss for all remaining unamortized premium paid for that security.

Pursuant to the terms of our master swap agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.

Certain of our master swap agreements (governed by the International Swaps and Derivatives Association, Inc. or “ISDA”) require that we post initial collateral upon execution of swap agreements. In addition, our master swap agreements contain provisions under which we are required to collateralize fully our obligations under the derivative instrument, such that if at any point the fair value of the derivative represents a liability greater than the minimum transfer amount contained within our agreement, the counterparty may initiate a margin call for the difference. If we fail to satisfy the margin call, we will be required to settle our obligations under the agreements at their termination values.

Further, our master swap agreements also contain a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values.

The threat of or occurrence of margin calls or the forced settlement of our obligations under our master swap agreements at their termination values could force us to sell, either directly or through a foreclosure, our agency securities under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of either of these events.

We may fail to qualify for hedge accounting treatment.

We record certain derivative financial instruments, principally interest rate swap agreements, as cash flow hedges in accordance with ASC 815. Under this standard, unrealized gains and losses on derivative financial instruments that qualify for cash flow hedge accounting are recorded as other comprehensive income (loss) (“OCI”) (a component of stockholders’ equity). We may fail to qualify for hedge accounting treatment under ASC 815 for a number of reasons, including if we fail to satisfy hedge documentation and hedge effectiveness assessment requirements or our instruments are not highly effective. If we fail to qualify for hedge accounting treatment, our operating results may suffer because we would be required to record changes in the fair value of these derivative instruments in net income each reporting period, while changes in the fair value of our available-for-sale mortgage-backed securities would continue to be recorded as OCI.

Our strategy involves significant leverage, which may cause substantial losses.

Our leverage may vary periodically depending on market conditions, but we generally expect our leverage to vary with market conditions and our assessment of risk and returns. We generally expect our leverage to be within six to eleven times the amount of our stockholders’ equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. We will incur this leverage by borrowing against a substantial portion of the market value of our agency securities. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.

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

In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments or could have mandatory redemption provisions triggered under certain events that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock will bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

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

The management agreement was negotiated between related parties prior to our IPO, and we did not have the benefit of arm’s-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement, including fees payable, may not reflect the terms we may have received if it was negotiated with an unrelated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.

We have no employees and our Manager is responsible for making all of our investment decisions. Certain of our Manager’s officers are employees of American Capital and are not required to devote any specific amount of time to our business and each of them may provide their services to American Capital, its affiliates and sponsored investment vehicles, which could result in conflicts of interest.

Because we have no employees, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager’s officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager’s investment committee consists of Messrs. Malon Wilkus, John R. Erickson, Samuel A. Flax and Thomas A. McHale, each of whom is an officer of American Capital and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Because certain of our and our Manager’s officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.

American Capital has agreed that so long as the Manager or an affiliate of American Capital continues to manage our company, it will not sponsor another investment vehicle that invests predominantly in whole pool agency securities. This restriction does not prevent American Capital or an affiliate of American Capital from investing in or sponsoring an investment vehicle that targets investments in agency securities so long as those investments are not predominately whole pool agency securities, and, as a result, American Capital or an affiliate of American Capital may compete with us. Our Board of Directors has adopted investment guidelines that require that any investment transaction between us and American Capital or any affiliate of American Capital receives the prior approval of a majority of our independent directors. However, this policy does not eliminate the conflicts of interest that our and our Manager’s officers will face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in agency securities. Accordingly, we may compete for access to the benefits that we expect our relationship with our Manager and American Capital to provide.

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

Because we have no employees or separate facilities, we are completely dependent on our Manager to conduct our operations pursuant to the management agreement. Our Manager has its own employees, who conduct our day-to-day operations, and has also entered into an administrative services agreement with American Capital pursuant to which our Manager is provided those additional personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Neither the administrative services agreement nor the management agreement requires our Manager or American Capital to dedicate specific personnel to our operations nor requires any specific personnel of American Capital to dedicate a specific amount of time to our business. Additionally, because we rely on American Capital, we may be negatively impacted by an event or factors that negatively impacts American Capital’s business or financial condition.

After the current renewal term of the management agreement, which expires on May 20, 2012, or upon the expiration of any subsequent automatic renewal term, we or our Manager may elect not to renew the management agreement without cause on 180-days prior written notice to the other party. If our Manager elects not to renew the management agreement without cause, it would not have to pay a termination fee. If a majority of our independent Board of Directors elects not to renew the management agreement without cause, we would have to pay a significant termination fee.

If we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, including American Capital, or any person who has been employed by our Manager or any of its affiliates at any time within the two year period immediately preceding the date on which the person commences employment with us for two years after such termination of the management agreement. We believe that the successful implementation of our investment and financing strategies depends to a significant extent upon the experience of certain of American Capital and our Manager’s officers. Our Manager or American Capital has entered into retention agreements with certain of these officers, however, none of these individuals’ continued service is guaranteed. Furthermore, if the management agreement is terminated or these individuals leave our Manager or American Capital, we may be unable to execute our business plan.

We have no recourse to American Capital if it does not fulfill its obligations under the administrative services agreement.

We do not have any employees or separate facilities. Our Manager has its own employees, who substantially conduct our day-to-day operations, and it has also entered into an administrative services agreement with American Capital pursuant to which our Manager is provided those additional personnel, services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital may assign its rights and obligations thereunder to any of its affiliates, including American Capital, LLC, the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital if it does not fulfill its obligations under the administrative services agreement or it elects to assign the agreement to one of its affiliates.

If we elect to not renew the management agreement without cause, we would be required to pay our Manager a substantial termination fee. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.

Electing not to renew the management agreement without cause would be difficult and costly for us. With the consent of the majority of our independent Board of Directors, we may elect not to renew our management agreement upon the expiration of any automatic annual renewal term, upon 180-days prior written notice. If we elect to not renew the agreement because of a decision by our Board of Directors that the management fee is unfair, our Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the management agreement without cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the management agreement.

Our Manager’s management fee is based on the amount of our Equity and is payable regardless of our performance.

Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our Equity (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The amount of the monthly management fee is equal to one twelfth of 1.25% of our Equity and therefore is only increased by increases in our Equity. Increases to our Equity would be primarily from equity offerings, which could result in a conflict of interest between our manager and our stockholders with respect to the timing and terms of our equity offerings. Our Manager’s entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

Risks Related to Our Business Structure

Loss of our exemption from regulation pursuant to the Investment Company Act would adversely affect us.

We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of “mortgages and other liens on and interest in real estate,” or “qualifying real estate interests,” and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus “real estate-related assets.” In satisfying this 55% requirement, we may treat agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by a pool, or a “whole pool”, as qualifying real estate interests. Therefore, the agency securities and any other mortgage-related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our agency securities and we may be precluded from acquiring certain types of higher yielding agency securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the Investment Company Act.

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

Our business is highly dependent on communications and information systems. Any failure or interruption of our or our Manager’s systems could cause delays or other problems in our agency securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.

Risks Related to Our Taxation as a REIT

If we do not qualify as a REIT or fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.

We are presently operating in a manner that allows us to qualify as a REIT for federal income tax purposes. We have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”) with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden represents only the view of our counsel based on our counsel’s review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our Manager, including representations relating to the values of our assets and the sources of our income. The opinion was expressed as of the date issued and does not cover subsequent periods. Skadden has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden and our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which are not monitored by Skadden. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent valuations. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to manage successfully the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.

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

The maximum tax rate applicable to income from “qualified dividends” payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2012. Dividends of ordinary income payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or dividends payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise tax, and state or local income taxes. Any of these taxes would decrease cash available for distribution to our stockholders. In addition, in order to meet the REIT qualification requirements, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRS or other subsidiary corporations, which will be subject to corporate-level income tax at regular rates. Any of these taxes would decrease cash available for distribution to our stockholders.

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

To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets, including certain mortgage loans and agency securities. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total securities can be represented by securities of one or more taxable REIT subsidiaries. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

The failure of agency securities subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.

We enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we would nominally sell certain of our agency securities to a counterparty and simultaneously enter into an agreement to repurchase these securities at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the agency securities sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the agency securities that are the subject of any such sale and repurchase agreement, notwithstanding that such agreement may transfer record ownership of the agency securities to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the agency securities during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.

Liquidation of assets may jeopardize our REIT qualification.

To qualify as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.

Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.

The REIT provisions of the Internal Revenue Code only permit us to hedge our liabilities and only provided certain criteria is met. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the 75% and 95% gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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

Item 4. Removed and Reserved

PART II

Item 5. Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Stock Prices and Dividend Declarations

Our common stock is quoted on The NASDAQ Global Select Market under the symbol “AGNC”. As of February 1, 2011, we had 377 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends paid for the years ended December 31, 2010 and 2009.

	Sales Prices		Dividends Declared
	High	Low
2010
Fourth Quarter	$29.95	$26.95	$1.40
Third Quarter	$30.00	$25.70	$1.40
Second Quarter	$28.97	$24.91	$1.40
First Quarter	$28.39	$24.76	$1.40

2009
Fourth Quarter	$29.30	$25.00	$1.40
Third Quarter	$31.42	$21.40	$1.40
Second Quarter	$24.04	$16.67	$1.50
First Quarter	$21.51	$14.39	$0.85

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

The following table provides information as of December 31, 2010 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted-average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders(1)	9,000	$—	86,500
Equity compensation plans not approved by security holders	—	$—	—

Total	9,000	$—	86,500

(1)	Represents unvested shares of restricted stock awarded to our independent directors that are not included in the weighted-average exercise price of outstanding options, warrants and rights.

Performance Graph

The following graph compares a stockholder’s cumulative total return, assuming $100 invested at May 15, 2008, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor’s 500 Stock Index (“S&P 500”); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our Agency REIT Peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Hatteras Financial Corp. and Cypress Sharpridge Investments, Inc.

	5/15/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10
American Capital Agency	100.00	96.18	125.51	105.53	150.93	196.13	192.42	195.59	212.33	224.14	254.26
S&P 500	100.00	84.99	66.34	59.04	68.44	79.12	83.90	88.42	78.31	87.16	96.54
FTSE NAREIT Mortgage REITs	100.00	80.22	79.86	72.81	83.65	100.78	99.53	101.93	103.31	111.07	122.01
Agency REIT Peer group	100.00	85.54	103.02	94.62	109.19	132.87	131.97	133.13	138.58	146.84	155.95

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data.

The following selected financial data are derived from our audited financial statements for the years ended December 31, 2010 and 2009 and the period from May 20, 2008 (date operations commenced) through December 31, 2008. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management’s Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share amounts)
	As of December 31,
	2010	2009	2008
Balance Sheet Data:
Investment portfolio, at fair value	$13,510,280	$4,300,115	$1,573,383
Total assets	$14,475,829	$4,625,684	$1,656,325
Repurchase agreements and other debt	$11,753,019	$3,841,834	$1,346,265
Total liabilities	$12,903,765	$4,078,862	$1,398,174
Total stockholders’ equity	$1,572,064	$546,822	$258,151
Net asset value per common share as of period end(1)	$24.24	$22.48	$17.20

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Statement of Operations Data:
Interest income	$253,005	$127,920	$55,127
Interest expense	76,026	43,539	24,937

Net interest income	176,979	84,381	30,190

Other income	130,398	45,710	10,917
Expenses	(18,806)	(11,145)	(5,755)

Net income before tax	288,571	118,946	35,352
Excise tax	455	335	—

Net income	$288,116	$118,611	$35,352

Net income per common share—basic and diluted	$7.89	$6.78	$2.36
Shares outstanding	36,495	17,507	15,005
Dividends declared	$5.60	$5.15	$2.51

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Other Data (unaudited):
Average agency securities, at cost	$7,335,423	$2,752,465	$1,772,302
Average total assets, at fair value	$8,099,835	$3,086,159	$1,826,110
Average repurchase agreements and other debt	$6,865,466	$2,541,565	$1,529,917
Average stockholders’ equity	$859,411	$373,179	$266,241
Average asset yield(2)	3.44%	4.64%	5.04%
Average cost of funds(3)	1.02%	1.30%	2.63%
Average cost of funds—terminated swap amortization expense(4)	0.09%	0.41%	—
Average net interest rate spread(5)	2.33%	2.93%	2.41%
Net return on average stockholders’ equity(6)	33.5%	31.8%	21.4%
Economic return(7)	32.7%	60.6%	-13.1%
Leverage (average during the period)(8)	8.0:1	6.8:1	5.7:1
Leverage (as of period end)(9)	7.8:1	7.3:1	5.2:1
Annualized expenses % of average assets(10)	0.23%	0.36%	0.51%
Annualized expenses % of average equity(11)	2.19%	2.99%	3.49%

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

(1)	Net asset value per share was calculated by dividing our total stockholders’ equity by our number of shares outstanding.
(2)	Weighted average asset yield for the period was calculated by dividing our total interest income on agency securities, including amortization of premiums and discounts, by our weighted average agency securities.
(3)	Weighted average cost of funds for the period was calculated by dividing our total interest expense, less amortization expense related to the termination of interest rate swaps, by our weighted average repurchase agreements and other debt.
(4)	Weighted average cost of funds related to terminated interest rate swap amortization expense was calculated by dividing our amortization expense by our weighted average repurchase agreements. The amortization expense associated with the termination of interest rate swaps was $6.3 million, $10.3 million and $0 million for years ended December 31, 2010 and 2009 and for the period from May 20, 2008 through December 31, 2008, respectively.
(5)	Net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(6)	Net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity for the period on an annualized basis.
(7)	Economic return represents the sum of the change in net asset value over the period and dividends declared during the period over the beginning net asset value on an annualized basis.
(8)	Leverage during the period was calculated by dividing our average repurchase agreements and other debt outstanding for the period by our average stockholders’ equity for the period.
(9)	Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable/payable for unsettled agency securities and other debt by our total stockholders’ equity at period end.
(10)	Annualized expenses as a % of average total assets was calculated by dividing our total expenses by our average total assets for the period.
(11)	Annualized expenses as a % of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity.

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

We are externally managed by American Capital Agency Management, LLC (our “Manager”). Our Manager is a majority-owned subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. We do not have any employees.

Our principal objective is to preserve our net asset value while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from our net interest income, which is the spread between the interest income earned on our investment portfolio and the interest costs of our borrowings and hedging activities, and net realized gains and losses on our investments and other supplemental hedging activities. We fund our investments through short-term borrowings structured as repurchase agreements. Since our IPO, we have declared or paid dividends of $13.26 per share.

We have elected to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the “Code”). As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders.

As of December 31, 2010 and 2009, we had total assets of $14.5 billion and $4.6 billion, respectively. Our investment portfolio of $13.5 billion at fair value, as of December 31, 2010, consisted of $9.1 billion of fixed-rate agency securities, $3.9 billion of adjustable-rate agency securities and $0.5 billion of CMOs backed by fixed and adjustable-rate agency securities. Our investment portfolio of $4.3 billion at fair value, as of December 31, 2009, consisted of $1.9 billion of fixed-rate agency securities, $1.7 billion of adjustable-rate agency securities and $0.7 billion of CMOs backed by fixed and adjustable-rate agency securities. Our repurchase agreements and other debt outstanding were $11.8 billion and $3.8 billion and our stockholders’ equity was $1.6 billion and $0.5 billion, or $24.24 per share and $22.48 per share, for a leverage ratio, including the net liability for unsettled agency securities, of 7.8 times and 7.3 times our stockholders’ equity as of December 31, 2010 and 2009, respectively. We reported net income of $288.1 million and $118.6 million, or $7.89 and $6.78 per basic and diluted share, for the years ended December 31, 2010 and 2009, respectively. Financing spreads earned on our investment portfolio (the difference between yields on our investments and rates on related borrowings, including amortization expense related to terminated swaps) averaged 2.33% and 2.93% during the years ended December 31, 2010 and 2009, respectively.

The size and composition of our investment portfolio depends on investment strategies implemented by our Manager, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of, interest rates, mortgage prepayments, market liquidity and government participation in the market.

Summary of Critical Accounting Policies

Our critical accounting policies relate to our investments, recognition of interest income, repurchase agreements, derivative and other hedging instruments and income taxes. Each of these items involves estimates that will require management to make judgments that are subjective in nature. We rely on our Manager’s experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts using these critical accounting policies.

Investments in Agency Securities

ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in other comprehensive income (“OCI”), a component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.

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

We estimate the fair value of our agency securities based on a market approach using Level 2 inputs from third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results, if available, to values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness.

We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an agency security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security (i.e a decision has been made as of the reporting date) or (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value.

We did not recognize any other-than-temporary impairment on any of our agency securities for fiscal years 2010 and 2009 and for the period from May 20, 2008 through December 31, 2008.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASC 310-20”).

We estimate long-term prepayment speeds using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party services. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to recognize a “catch-up” adjustment in the current period to the amortization or accretion of premiums and discounts for the impact of the cumulative change in the effective yield through the reporting date.

In addition, pursuant to ASC 310-20, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected CPR assumptions, the lower our reset rate assumption is pursuant to ASC 310-20 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period.

Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired during a period of historically low index rates. Accordingly, the majority of the premium balance on our adjustable rate securities will be amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows.

Repurchase Agreements

We finance the acquisition of agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing (“ASC 860”), we account for repurchase transactions as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. Repurchase agreements are carried at cost which approximates fair value due to their short-term nature.

Derivative and other Hedging Instruments

We maintain a risk management strategy, under which we use a variety of strategies to hedge some of our exposure to interest rate risk. The objective of our risk management strategy is to reduce fluctuations in book value and generate additional income distributable to stockholders. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only strips.

We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires and entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Hedging instruments that are not derivatives under ASC 815, are accounted for in accordance with ASC 320.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments is initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is immediately recognized in gain (loss) on derivative instruments and trading securities, net. When the underlying hedged transaction ceases to exist, any amounts that have been previously recorded in accumulated OCI would be reclassified to net income and all subsequent changes in the fair value of the instrument would be included in gain (loss) on derivative instruments and trading securities, net for each period until the derivative instrument matures or is settled. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in gain (loss) on derivative instruments and trading securities, net. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section for derivatives designated in hedging relationships and the investing section for derivatives not designated in hedging relationships.

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

Interest rate swap agreements

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We generally enter into such derivatives with the intention of qualifying for hedge accounting under ASC 815.

We estimate the fair value of interest rate swaps based on inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, the pay rate on the interest rate swaps. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

Interest rate swaptions

We may purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option.

TBA securities

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Alternatively, we may designate the TBA security as a qualifying cash flow hedge under ASC 815 if the regular-way exception is not met and at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that the forecasted transaction will occur and the hedging relationship is expected to be highly effective. For TBA security contracts that we have entered into, we have generally not asserted that physical settlement is probable or that the forecasted transaction is probable of occurring and, therefore, we typically have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in our consolidated statement of operations and comprehensive income in the line item gain (loss) on derivative instruments and trading securities, net.

We estimate the fair value of TBA securities based on similar methods used to value agency securities.

Put and call options on TBA securities

We may purchase put and call options on TBA securities to hedge against short-term changes in interest rates. Under a purchased put option, we have the right to sell to the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a purchased call option, we have the right to purchase from the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium paid for a put or call option is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. When a purchased put or call option expires unexercised, a realized loss is reported in our consolidated statement of operations equal to the premium paid. When a purchased put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium paid and the fair value of the exercised put or call option. In addition, a derivative asset is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

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

We estimate the fair value of put and call options on TBA securities based on the fair value of the underlying TBA security as well as the remaining length of time to exercise the option.

Forward commitments to purchase or sell specified agency securities

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

We estimate the fair value of forward commitments to purchase or sell specified agency securities based on similar methods used to value agency securities as well as the remaining length of time of the forward commitment.

U.S. Treasury securities

We may purchase or short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized and unrealized gains and losses associated purchases and short sales of Treasury Securities are recognized in gains (losses) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income.

Income Taxes

We elected to be taxed as a REIT under the provisions of the Code. In order to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT’s federal income tax return and paid to stockholders by the last day of the subsequent year.

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

Our domestic taxable REIT subsidiary, American Capital Agency TRS, LLC, is subject to federal, state and, if applicable, local income tax. As of December 31, 2010, we have had no activity in American Capital Agency TRS, LLC.

We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

FINANCIAL CONDITION

As of December 31, 2010 and 2009, our investment portfolio consisted of $13.5 billion and $4.3 billion, respectively, of agency securities. The following tables summarize certain characteristics of our investment portfolio as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Available-For-Sale Agency Securities:
Fannie Mae	$8,207,464	$8,557,281	104.3%	$8,559,569	4.51%	3.31%
Freddie Mac	4,599,712	4,819,133	104.8%	4,788,706	4.45%	3.11%
Ginnie Mae	100,408	105,078	104.7%	105,266	4.37%	2.14%

Total / Weighted Average Available- For-Sale Agency Securities	12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%

Fixed-Rate	8,779,691	$9,144,352	104.2%	$9,101,479	4.29%	3.45%
Adjustable-Rate	3,745,363	3,942,937	105.3%	3,950,164	4.96%	2.69%
CMO	382,530	394,203	103.1%	401,898	4.27%	3.52%

Total / Weighted Average Available- For-Sale Securities	$12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%

	As of December 31, 2010
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average
				Coupon	Yield(1)
Agency Securities Remeasured at Fair Value Through Earnings:
Interest-Only Strips
Fannie Mae	$229,980	$18,957	$20,425	4.18%	15.48%
Freddie Mac	314,705	33,447	36,314	5.52%	27.23%

Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$544,685	$52,404	$56,739	4.95%	22.98%

(1)	Incorporates an average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%.

Interest-only strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The interest cash flows from our interest-only strips taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 4.70% of the combined par value our agency securities (excluding the underlying unamortized principal balance of our interest-only strips) as of December 31, 2010. The combined weighted average yield of our agency portfolio was 3.31% as of December 31, 2010.

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

As of December 31, 2010 and 2009, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices. The following tables detail the characteristics of our ARMs and hybrid ARMs portfolio by index as of December 31, 2010 and 2009 (dollars in thousands):

	As of December 31, 2010				As of December 31, 2009
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	39	75	48	35	56	69	54	41
Weighted average margin	1.53%	1.75%	2.14%	1.83%	1.60%	1.72%	2.24%	1.83%
Weighted average annual period cap	1.23%	2.00%	1.86%	1.00%	1.20%	2.00%	2.00%	1.00%
Weighted average lifetime cap	10.86%	9.88%	10.28%	10.13%	10.65%	10.28%	10.22%	10.12%
Principal amount	$141,318	$2,683,203	$659,825	$261,017	$123,088	$750,375	$467,996	$284,018
Percentage of investment portfolio at par value	1%	21%	5%	2%	3%	18%	11%	7%

The following tables detail the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of December 31, 2010 and 2009 (dollars in thousands):

	As of December 31, 2010			As of December 31, 2009
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than one year	$25,803	1%	7	$—	—	—
Greater than or equal to one year and less than two years	218,928	5%	18	23,802	1%	30
Greater than or equal to two years and less than three years	737,130	19%	33	253,275	15%	30
Greater than or equal to three years and less than five years	1,010,349	26%	47	648,093	38%	45
Greater than or equal to five years	1,957,954	49%	94	780,317	46%	81

Total / Weighted Average	$3,950,164	100%	66	$1,705,487	100%	59

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of December 31, 2010 and 2009, the average final contractual maturity of the agency securities in our investment portfolio was 22 and 27 years, respectively. The estimated weighted average months to maturity of the agency securities in the tables below are based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

The following tables summarize our agency securities, at fair value, according to their estimated weighted average life classifications as of December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010	As of December 31, 2009
Less than one year	$—	$432
Greater than or equal to one year and less than three years	137,605	281,721
Greater than or equal to three years and less than five years	3,849,492	1,340,665
Greater than or equal to five years	9,523,183	2,677,297

Total	$13,510,280	$4,300,115

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact the rate of prepayments, as interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of December 31, 2010, our portfolio was purchased at a net premium.

In determining the estimated weighted average months to maturity of our agency securities and the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 12% as of December 31, 2010. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, U.S. Government agency or U.S. Government entity buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009:

Interest Income and Asset Yield

Interest income increased 98% to $253.0 million for fiscal year 2010 compared to $127.9 million for fiscal year 2009. This was due to a 167% increase in our average investment portfolio, partially offset by a decline in our average asset yield from fiscal year 2009.

Our average asset yield declined to 3.44% for fiscal year 2010 from 4.64% for fiscal year 2009 as a result of acquiring lower yielding securities due to changes in our portfolio composition and increase in the size of our average investment portfolio during a period of lower interest rates than of the prior year. The average coupon of our investment portfolio declined to 5.03% for fiscal year 2010 from 5.77% for fiscal year 2009. The average amortized cost basis of our investment portfolio increased to 104.9% for fiscal year 2010 from 103.2% for the prior year.

We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 12% and 16% as of December 31, 2010 and 2009, respectively. The actual CPR realized for individual securities in our investment portfolio was approximately 19% and 18% for fiscal years 2010 and 2009, respectively. In addition, pursuant to ASC 310-20, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected CPR assumptions, the lower our reset rate assumption is pursuant to ASC 310-20 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period.

Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired during a period of historically low index rates. Accordingly, the majority of the premium balance on our adjustable rate securities will be amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows. For adjustable rate securities held as of December 31, 2010, the weighted average coupon rate was 4.96%, the weighted average months to reset was 66 months and the weighted average reset rate assumption was 2.76%, which is based on a weighted average underlying index rate of 0.94% as of the date we acquired the securities and a weighted average margin of 1.82%.

Interest income for fiscal years 2010 and 2009 is net of $99.1 million and $26.1 million, respectively, for net amortization of premiums and discounts on our investment portfolio. The unamortized premium balance, net of discounts, of our aggregate investment portfolio was $626.3 million (including the unamortized cost basis of our interest-only strips) and $149.7 million as of December 31, 2010 and 2009, respectively.

Leverage

Our leverage as of December 31, 2010 and 2009 was 7.5 and 7.0 times, respectively, our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.8 and 7.3 times our stockholders’ equity as of December 31, 2010 and 2009, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding levels ranging from 12 to 16 times the amount of our stockholders’ equity.

The table below presents our quarterly average and quarter end repurchase agreement and other debt balance outstanding and leverage ratios for the fiscal years ended December 31, 2010 and 2009 (dollars in thousands):

	Repurchase Agreements and Other Debt
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding	Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
March 31, 2009	$1,537,798	$1,996,087	$1,849,473	1.07%	0.81%	5.6:1	6.4:1	7.0:1
June 30, 2009	$2,139,402	$2,451,077	$2,346,875	0.60%	0.47%	7.0:1	7.5:1	7.7:1
September 30, 2009	$2,693,851	$3,349,087	$2,949,010	0.42%	0.35%	7.2:1	6.9:1	7.3:1
December 31, 2009	$3,637,220	$4,247,367	$3,841,834	0.28%	0.24%	6.8:1	7.0:1	7.3:1
March 31, 2010	$3,787,583	$4,651,115	$4,651,115	0.22%	0.21%	6.5:1	7.6:1	7.9:1
June 30, 2010	$5,548,225	$6,634,342	$6,634,342	0.26%	0.28%	7.9:1	8.4:1	8.2:1
September 30, 2010	$7,241,783	$8,050,221	$8,050,221	0.28%	0.28%	8.5:1	8.8:1	9.8:1
December 31, 2010(4)	$10,813,568	$12,340,635	$11,753,019	0.29%	0.31%	8.4:1	7.5:1	7.8:1

(1)	Average leverage during the period was calculated by dividing our average repurchase agreements and other debt outstanding for the period by our average stockholders’ equity for the period.
(2)	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements and other debt by our stockholders’ equity at period end.
(3)	Leverage as of period end, net of unsettled trades was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net liabilities and receivables for unsettled agency securities and other debt by our total stockholders’ equity at period end.
(4)	Our average leverage as of December 31, 2010, net of unsettled trades, of 7.8 times our stockholders’ equity was less than our average leverage for the quarter ended December 31, 2010 because we had not fully invested the net proceeds raised from our December 2010 follow-on equity offering as of the end of the year.

Interest Expense and Cost of Funds

Interest expense was $76.0 million and $43.5 million for fiscal years 2010 and 2009, respectively. The increase in interest was due to an increase in our average repurchase agreements and other debt outstanding, partially offset by a decline our total cost of funds as described below.

For fiscal years 2010 and 2009, average repurchase agreements and other debt outstanding were $6.9 billion and $2.5 billion, respectively. The increase in the average repurchase agreement and other debt balance over fiscal year 2009 was primarily driven by deploying new equity capital raised during the periods on a levered basis. The average interest rate on our repurchase agreements and other debt declined to 0.27% for fiscal year 2010 from 0.52% for the prior year, primarily driven by the decline in the one month LIBOR interest rate. Including the net impact of interest rate swaps, the total average cost of funds for fiscal years 2010 and 2009 declined to 1.11% from 1.71%, respectively (or to 1.02% from 1.30% when excluding amortization expense associated with previously terminated interest rate swaps).

As of December 31, 2010 and 2009, we had outstanding interest rate swap agreements designated as cash flow hedges under ASC 815 for a total notional amount of $6.5 billion and $2.1 billion, respectively. Outstanding designated interest rate swaps were 55% and 53% of the outstanding balance under our repurchase agreements and other debt as of December 31, 2010 and 2009, respectively. For fiscal years 2010 and 2009, our designated interest rate swaps increased the cost of our borrowings by $57.4 million and $30.8 million (or $51.1 million and $20.4 million excluding amortization expense associated with the termination of interest rate swaps), respectively, which equaled 0.84% and 1.21% (or 0.74% and 0.81% excluding terminated swap amortization expense) of interest bearing liabilities, respectively.

We did not terminate any interest rate swaps accounted for as hedges under ASC 815 during fiscal year 2010. During fiscal year 2009, we terminated interest rate swaps with notional amounts of $550.0 million, resulting in net settlement payments of $16.4 million, equal to their fair value on the date of termination. The net settlements were amortized into income over the remaining life of the terminated interest rate swaps through the second quarter of 2010 and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for the terminated swaps was $6.3 million and $10.3 million for fiscal years 2010 and 2009, respectively.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $177.0 million and $84.4 million for fiscal years 2010 and 2009, respectively. The average net interest rate spread, which equals the average yield on our assets for the period less the average cost of funds for the period, was 2.33% and 2.93% (or 2.42% and 3.34% excluding terminated swap amortization expense) for fiscal years 2010 and 2009, respectively. As of December 31, 2010, the net interest rate spread was 2.28%. The decrease in our average net interest rate spread was due to a decline in our average asset yield, partially offset by a decrease in our cost of funds, as discussed above.

Gain on Sale of Agency Securities, Net

The following table is a summary of our net gain on sale of agency securities for fiscal years 2010 and 2009 (in thousands):

	Fiscal Year
	2010	2009
Agency securities sold, at cost	$(12,181,860)	$(6,033,730)
Proceeds from agency securities sold	12,273,869	6,083,677

Net gains on sale of agency securities	$92,009	$49,947

Gross gains on sale of agency securities	125,624	53,286
Gross losses on sale of agency securities	(33,615)	(3,339)

Net gains on sale of agency securities	$92,009	$49,947

The increase in the amount of agency securities sold during fiscal year 2010 compared to fiscal year 2009 was due to an increase in the size of our investment portfolio, as well as our Manager’s execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.

Gain (Loss) on Derivative Instruments and Trading Securities, Net

The following table is a summary of our gain (loss) on derivative instruments and trading securities, net for years ended December 31, 2010 and 2009 (in thousands):

	Fiscal Year
	2010	2009
Realized gain (loss) from derivative instruments and trading securities:
TBAs and forward settling agency securities	$17,167	$(6,206)
Interest rate swaptions	6,907	—
Interest rate swaps not designated as hedges under ASC 815	(2,021)	—
U.S. treasury securities	(4,389)
Short sales of U.S. treasury securities	(1,032)	—
Hedge ineffectiveness related to missed forecasts on interest rate swaps designated as hedges under ASC 815	—	(949)
Put options	(328)	—

Total realized gain (loss) from derivative instruments and trading securities, net	16,304	(7,155)

Unrealized gain (loss) from derivative instruments and trading securities:(1)
TBAs and forward settling agency securities	13,175	2,118
Interest-only strips	(916)	—
Interest rate swaptions	12,004	167
Interest rate swaps not designated as hedges under ASC 815	(1,157)	—
Short sales of U.S. treasury securities	(681)	—
Hedge ineffectiveness on interest rate swaps accounted for as hedges under ASC 815	(340)	633

Total unrealized gain from derivative instruments and trading securities, net	22,085	2,918

Total gain (loss) from derivative instruments and trading securities, net	$38,389	$(4,237)

(1)	Unrealized gain (loss) from derivatives and trading securities includes reversals of prior period amounts for settled or expired derivatives and trading securities.

The increase in the net gains from derivatives and trading securities for fiscal year 2010 over fiscal year 2009 is due to an increase in the size our investment portfolio coupled with an increase in the use of other supplemental hedging strategies entered into to manage the potential adverse impact of short term changes in interest rates on the value of our investments and our cash flows. Net gains from derivatives and trading securities for fiscal year 2010 benefited particularly during the fourth quarter of 2010, which, given the increase in interest rates we experienced during December of 2010, resulted in a significant amount of net gains from our use of other supplemental hedging strategies.

Further details regarding our derivatives and related hedging activity for the years ended December 31, 2010 and 2009 are discussed in Notes 2 and 5 to our consolidated financial statements in this Annual Report on Form 10-K.

Management Fees and General and Administrative Expenses

We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $11.3 million and $4.7 million during fiscal years 2010 and 2009, respectively.

General and administrative expenses were $7.5 million and $6.5 million for fiscal years 2010 and 2009, respectively. Our general and administrative expenses primarily consisted of the allocation of overhead expenses from our Manager, information technology costs, prime broker fees, accounting fees, legal fees, Board of Director fees and insurance expenses. Our total expenses as a percentage of our average stockholders’ equity declined to 2.19% for fiscal year 2010 compared to 2.99% for fiscal year 2009 due to improved operating leverage.

Income Taxes

As a REIT, we are subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. For fiscal years 2010 and 2009, we accrued a Federal excise tax of $0.5 million and $0.3 million, respectively, because our calendar year distributions were less than the total of these amounts. However, we did distribute all of our taxable income for fiscal year 2009 and expect to distribute all our remaining taxable income for fiscal year 2010 to our stockholders as required for a REIT so that we would not be subject to any Federal income tax.

Net Income and Net Return on Equity

Net income was $288.1 million, or $7.89 per basic and diluted share, and $118.6 million, or $6.78 per basic and diluted share, for fiscal years 2010 and 2009, respectively. For fiscal year 2010, the annualized net return on average equity was 33.5%, or 18.4% excluding other income, net and excise tax compared to an annualized net return on average equity of 31.8%, or 19.6% excluding other income, net and excise tax for fiscal year 2009.

Dividends

For fiscal years 2010 and 2009, we declared dividends of $5.60 per share and $5.15 per share, respectively. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of December 31, 2010, we have distributed all of our taxable income for the 2009 tax year and we have $38.7 million of undistributed taxable income related to our 2010 tax year, net of the December 31, 2010 dividend payable of $90.8 million. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences related to unrealized gains and losses on derivative instruments and trading securities that are recognized in income for GAAP but are excluded from taxable income until realized or settled, temporary differences in the CPR used to amortize premiums or accrete discounts, temporary differences related to timing of the recognition of hedge ineffectiveness, permanent and temporary differences related to the timing and amount recognized for stock-based compensation and permanent differences for excise tax expense.

FOR THE PERIOD FROM MAY 20, 2008 THROUGH DECEMBER 31, 2008 (“PERIOD ENDED DECEMBER 31, 2008”):

We commenced operations on May 20, 2008 and therefore do not consider comparisons of fiscal year 2009 to the period from May 20, 2008 to December 31, 2008 to be meaningful. Accordingly, the results of operations for the period ended December 31, 2008 is presented on a stand alone basis.

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

Gain on Derivative Instruments, Net

During the period ended December 31, 2008, we realized a net gain of $10.8 million on our derivative instruments. The net gain on derivative instruments was driven by TBA securities and put and call options on TBA securities. For additional information, see Notes 2 and 5 to our consolidated financial statements included in this Annual Report on Form 10-K.

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

Dividends

For the period ended December 31, 2008, we declared dividends of $2.51 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status a REIT and all of our taxable income to avoid income taxes. We can treat dividends declared by September 15, 2009 and paid by December 31, 2009 as having been a distribution of our taxable income for fiscal year 2008. As of December 31, 2008, we had undistributed taxable income of $4.3 million that will be distributed in 2009. Income as determined under GAAP differs from income as determined under tax because of both temporary and permanent differences in income and expense recognition. Examples include differences in the CPR used to amortize premiums or accrete discounts as well as treatment of start-up organizational costs, hedge ineffectiveness and stock-based compensation.

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

LIQUIDITY AND CAPITAL RESOURCES

Our primary sources of funds are borrowings under master repurchase agreements, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our taxable income. To the extent that we annually distribute all of our taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.

Equity Capital Raising Activities

To the extent we raise additional equity capital through follow-on equity offerings, through our Controlled Equity OfferingSM program or under our dividend reinvestment and direct stock purchase plan, we currently anticipate using cash proceeds from such transactions to purchase additional agency securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.

Equity Offerings

On May 20, 2008, we completed our IPO by selling 10 million shares of our common stock at $20.00 per share for proceeds, net of the underwriters’ discount, of $186 million. Concurrent with the IPO, American Capital purchased 5 million shares of our common stock in a private placement at $20.00 per share for aggregate proceeds of $100 million.

In August 2009, we completed a public offering in which 4.3 million shares of our common stock were sold at a public offering price of $23.30 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $95 million.

In October 2009, we completed a public offering in which 5.0 million shares of our common stock were sold at a public offering price of $26.60 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $127 million.

In May 2010, we completed a public offering in which 6.9 million shares of our common stock were sold at a public offering price of $25.75 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $169 million.

In October 2010, we completed a public offering in which 13.2 million shares of our common stock were sold at a public offering price of $26.00 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $328 million.

In December 2010, we completed a public offering in which 8.3 million shares of our common stock were sold at a public offering price of $27.44 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $227 million.

Controlled Equity OfferingSM Program

During fiscal year 2010, we entered into a sales agreement with an underwriter to, from time to time, publicly offer and sell up to 15 million shares of our common stock in privately negotiated and/or at-the-market transactions. During fiscal year 2010, we sold 4.4 million shares of our common stock under the sales agreement at an average offering price of $29.13 per share for proceeds, net of the underwriter’s discount, of $127 million. As of December 31, 2010, 10.6 million shares of common stock remain under the sales agreement.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal year 2010, we issued 7.7 million shares under the plan for cash proceeds of $204 million. We did not issue any shares under the plan during fiscal year 2009 and the period from May 20, 2008 through December 31, 2008. As of December 31, 2010, there were 5.3 million shares available for issuance under the plan.

Debt Capital

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. When adjusted for net payables and receivables for agency securities purchased but not yet settled and other debt, our leverage ratio was 7.8 times the amount of our stockholders’ equity as of December 31, 2010. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 22 financial institutions, subject to certain conditions. As of December 31, 2010, borrowings under repurchase arrangements secured by agency securities totaled $11.7 billion and other debt associated with a structured transaction accounted for as a financing transaction totaled $0.1 billion. As of December 31, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 4 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our borrowings under repurchase agreements and other debt and weighted average interest rates as of December 31, 2010 and 2009.

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of December 31, 2010, we have met all margin requirements. We had unrestricted cash and cash equivalents of $173.3 million and unpledged agency securities of $1.2 billion available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2010.

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

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA agency securities, options and futures.

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of December 31, 2010, we had interest rate swap agreements that were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. Refer to Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2010 and 2009 and the related activity for fiscal year 2010.

Off-Balance Sheet Arrangements

As of December 31, 2010, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2010, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

Item 7A. Quantitative and Qualitative Disclosure About Market Risks.

Market risk is the exposure to loss resulting from changes in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk and inflation risk.

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

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations, including interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2010. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

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

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	-6.9%	-1.5%
+50 Basis Points	-2.1%	-0.7%
-50 Basis Points	-1.7%	0.4%
-100 Basis Points	-12.7%	0.3%

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

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of December 31, 2010, the fair value of these securities was $13.5 billion. When the spread between the yield on our agency securities and U.S. treasury securities or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets which are pledged to secure repurchase agreements are high-quality agency securities and cash. As of December 31, 2010, we had unrestricted cash and cash equivalents of $173.3 million and unpledged agency securities of $1.2 billion available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

Extension Risk

The projected weighted-average life and the duration (or interest rate sensitivity) of our investments is based on our Manager’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise. These swaps (or swaptions) allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by agreeing to pay a fixed-rate in exchange for receiving a floating rate that generally tracks our financing costs under our repurchase agreements.

However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions or interest-only strips) would not receive any offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2010 and 2009, and for the years ended December 31, 2010 and 2009 and for the period from May 20, 2008 (date operations commenced) through December 31, 2008. The independent registered public accounting firm’s responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2010, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2010. The effectiveness of our internal control over financial reporting as of December 31, 2010 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited American Capital Agency Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Agency Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

A company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company’s internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company’s assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Capital Agency Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2010, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Agency Corp. at December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009 and for the period from May 20, 2008 (date operations commenced) through December 31, 2008 of American Capital Agency Corp., and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 25, 2011

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited the accompanying consolidated balance sheets of American Capital Agency Corp. as of December 31, 2010 and 2009, and the related consolidated statements of operations, stockholders’ equity, and cash flows for the years ended December 31, 2010 and 2009 and for the period from May 20, 2008 (date operations commenced) through December 31, 2008. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Agency Corp. at December 31, 2010 and 2009, and the consolidated results of its operations and its cash flows for the years ended December 31, 2010 and 2009 and for the period from May 20, 2008 (date operations commenced) through December 31, 2008, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Agency Corp.’s internal control over financial reporting as of December 31, 2010, based on criteria established in Internal Control—Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 25, 2011 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia

February 25, 2011

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	December 31,
	2010	2009
Assets:
Agency securities, at fair value (including pledged assets of $12,270,909 and $4,136,596, respectively)	$13,510,280	$4,300,115
Cash and cash equivalents	173,258	202,803
Restricted cash	76,094	19,628
Interest receivable	56,485	22,872
Derivative assets, at fair value	76,593	11,960
Receivable for agency securities sold	258,984	47,076
Principal payments receivable	75,524	20,473
Receivable under reverse repurchase agreements	247,438	—
Other assets	1,173	757

Total assets	$14,475,829	$4,625,684

Liabilities:
Repurchase agreements	$11,680,092	$3,841,834
Other debt	72,927	—
Payable for agency securities purchased	727,374	180,345
Derivative liabilities, at fair value	78,590	17,798
Dividend payable	90,798	34,050
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	245,532	—
Accounts payable and other accrued liabilities	8,452	4,835

Total liabilities	12,903,765	4,078,862

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 64,856 and 24,322 shares issued and outstanding, respectively	649	243
Additional paid-in capital	1,561,908	507,465
Retained earnings	78,116	19,940
Accumulated other comprehensive (loss) income	(68,609)	19,174

Total stockholders’ equity	1,572,064	546,822

Total liabilities and stockholders’ equity	$14,475,829	$4,625,684

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(in thousands, except per share data)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Interest income:
Interest income	$253,005	$127,920	$55,127
Interest expense	76,026	43,539	24,937

Net interest income	176,979	84,381	30,190

Other income, net:
Gain on sale of agency securities, net	92,009	49,947	74
Gain (loss) on derivative instruments and trading securities, net	38,389	(4,237)	10,843

Total other income, net	130,398	45,710	10,917

Expenses:
Management fees	11,278	4,668	2,244
General and administrative expenses	7,528	6,477	3,511

Total expenses	18,806	11,145	5,755

Income before tax	288,571	118,946	35,352
Excise tax	455	335	—

Net income	$288,116	$118,611	$35,352

Net income per common share—basic and diluted	$7.89	$6.78	$2.36

Weighted average number of common shares outstanding—basic and diluted	36,495	17,507	15,005

Dividends declared per common share	$5.60	$5.15	$2.51

Comprehensive income:
Net income	$288,116	$118,611	$35,352

Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(63,968)	32,714	3,304
Unrealized (loss) gain on derivative instruments, net	(23,815)	12,066	(28,910)

Other comprehensive (loss) income	(87,783)	44,780	(25,606)

Comprehensive income	$200,333	$163,391	$9,746

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Accumulated Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, May 20, 2008 (date operations commenced)	—	$—	—	$—	$—	$—	$—	$—
Net income	—	—	—	—	—	35,352	—	35,352
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	3,304	3,304
Unrealized loss on derivative instruments	—	—	—	—	—	—	(28,910)	(28,910)
Issuance of common stock	—	—	15,000	150	285,900	—	—	286,050
Issuance of restricted stock	—	—	5	—	—	—	—	—
Stock-based compensation	—	—	—	—	17	—	—	17
Common dividends declared	—	—	—	—	—	(37,662)	—	(37,662)

Balance, December 31, 2008	—	—	15,005	150	285,917	(2,310)	(25,606)	258,151
Net income	—	—	—	—	—	118,611	—	118,611
Other comprehensive income:
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	32,714	32,714
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	12,066	12,066
Issuance of common stock	—	—	9,312	93	221,503	—	—	221,596
Issuance of restricted stock	—	—	5	—	—	—	—	—
Stock-based compensation	—	—	—	—	45	—	—	45
Common dividends declared	—	—	—	—	—	(96,361)	—	(96,361)

Balance, December 31, 2009	—	$—	24,322	$243	$507,465	$19,940	$19,174	$546,822
Net income	—	—	—	—	—	288,116	—	288,116
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(63,968)	(63,968)
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(23,815)	(23,815)
Issuance of common stock	—	—	40,529	406	1,054,349	—	—	1,054,755
Issuance of restricted stock	—	—	5	—	—	—	—	—
Stock-based compensation	—	—	—	—	94	—	—	94
Common dividends declared	—	—	—	—	—	(229,940)	—	(229,940)

Balance, December 31, 2010	—	$—	64,856	$649	$1,561,908	$78,116	$(68,609)	$1,572,064

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(in thousands)

	For the year ended December 31, 2010	For the year ended December 31, 2009	For the period from May 20, 2008 (date operations commenced) through December 31, 2008
Operating activities:
Net income	$288,116	$118,611	$35,352
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	99,114	26,084	10,121
Amortization of interest rate swap termination fee	6,278	10,347	6
Hedge ineffectiveness of derivative instruments	340	(633)	636
Stock-based compensation	94	45	17
Gain on sale of agency securities, net	(92,009)	(49,947)	(74)
(Gain) loss on derivative instruments, net	(38,729)	4,870	(11,764)
Purchases of trading securities	(1,305,142)	—	—
Proceeds from sale of trading securities	1,300,175	—	—
Payments made on reverse repurchase agreements, net	(247,438)	—	—
Increase in interest receivable	(33,613)	(15,986)	(7,851)
Increase in other assets	(416)	(370)	(387)
Increase in accounts payable and other accrued liabilities	3,617	209	4,626

Net cash (used in) provided by operating activities	(19,613)	93,230	30,682

Investing activities:
Purchases of agency securities	(22,645,213)	(9,154,890)	(2,653,815)
Proceeds from sale of agency securities	12,061,961	6,036,601	959,089
Net proceeds from (payments on) derivative instruments not designated as qualifying hedges	255,853	(9,546)	11,764
Principal collections on agency securities	1,581,186	561,894	114,600

Net cash used in investing activities	(8,746,213)	(2,565,941)	(1,568,362)

Financing activities:
Cash dividends paid	(173,192)	(80,317)	(19,656)
Increase in restricted cash	(56,466)	(936)	(18,692)
Payments made on interest rate swap terminations	—	(16,410)	(275)
Proceeds from repurchase agreements, net	7,838,257	2,495,569	1,346,265
Proceeds from other debt	80,822	—	—
Repayments on other debt	(7,895)	—	—
Net proceeds from common stock issuances	1,054,755	221,596	286,050

Net cash provided by financing activities	8,736,281	2,619,502	1,593,692

Net change in cash and cash equivalents	(29,545)	146,791	56,012
Cash and cash equivalents at beginning of period	202,803	56,012	—

Cash and cash equivalents at end of period	$173,258	$202,803	$56,012

Supplemental disclosure of cash flow information:
Interest paid	$65,899	$34,849	$21,276
Taxes paid	$335	$—	$—

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization

American Capital Agency Corp. (which is referred throughout these financial statements as the “Company”, “we”, “us” and “our”) was organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are externally managed by American Capital Agency Management, LLC (our “Manager”), a subsidiary of a wholly-owned portfolio company of American Capital, Ltd. (“American Capital”).

We earn income primarily from investing in residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by government-sponsored entities, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”).

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

Accumulated Other Comprehensive Income (Loss)

Accounting Standards Codification (“ASC”) Topic 220, Comprehensive Income (“ASC 220”) divides comprehensive income into net income and other comprehensive income (loss) (“OCI”), which includes unrealized gains and losses on securities classified as available-for-sale and unrealized gains and losses on derivative financial instruments that are designated and qualify for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging (“ASC 815”).

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

Investments in Agency Securities

ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in OCI, a component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.

Interest-only strips and inverse interest-only strips (collectively referred to as “interest-only strips”) represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. Interest-only strips are measured at fair value through earnings in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income. Our investments in interest-only strips are included in agency securities, at fair value on the accompanying consolidated balance sheets.

We estimate the fair value of our Agency securities based on a market approach using Level 2 inputs from third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Management reviews the fair values determined by the third-party pricing models and dealer quotes and compares the results, if available, to values from the repurchase agreement counterparties and internal pricing models on each investment to validate reasonableness.

We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an agency security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security (i.e.a decision has been made as the reporting date) or (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value.

We did not recognize any OTTI charges on any of our agency securities for fiscal years 2010 and 2009 and for the period from May 20, 2008 through December 31, 2008.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASC 310-20).

We estimate long-term prepayment speeds using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by third-party services. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayment and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to recognize a “catch-up” adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.

In addition, pursuant to ASC 310-20, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected CPR assumptions, the lower our reset rate assumption is pursuant to ASC 310-20 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period.

Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired during a period of historically low index rates. Accordingly, the majority of the premium balance on our adjustable rate securities will be amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows.

Repurchase Agreements

We finance the acquisition of agency securities for our investment portfolio through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing (“ASC 860”), we account for repurchase transactions as collateralized financing transactions which are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. Repurchase agreements are carried at cost which approximates fair value due to their short-term nature.

Manager Compensation

The management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 7 for disclosure on the terms of the management agreement and administrative services agreement.

Derivative and other Hedging Instruments

We maintain a risk management strategy, under which we use a variety of strategies to hedge some of our exposure to interest rate risk. The objective of our risk management strategy is to reduce fluctuations in book value and generate additional income distributable to stockholders. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only strips.

We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires and entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Hedging instruments that are not derivatives under ASC 815, are accounted for in accordance with ASC 320.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments is initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is immediately recognized in gain (loss) on derivative instruments and trading securities, net. When the underlying hedged transaction ceases to exist, any amounts that have been previously recorded in accumulated OCI would be reclassified to net income and all subsequent changes in the fair value of the instrument would be included in gain (loss) on derivative instruments and trading securities, net for each period until the derivative instrument matures or is settled. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in gain (loss) on derivative instruments and trading securities, net. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheet. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section for derivatives designated in hedging relationships and the investing section for derivatives not designated in hedging relationships.

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

Interest rate swap agreements

We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. We generally enter into such derivatives with the intention of qualifying for hedge accounting under ASC 815.

We estimate the fair value of interest rate swaps based on inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, the pay rate on the interest rate swaps. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

Interest rate swaptions

We may purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the fair value of the underlying interest rate swap and the premium paid.

We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option.

TBA securities

A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Alternatively, we may designate the TBA security as a qualifying cash flow hedge under ASC 815 if the regular-way exception is not met and at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that the forecasted transaction will occur and the hedging relationship is expected to be highly effective. For TBA security contracts that we have entered into, we have generally not asserted that physical settlement is probable or that the forecasted transaction is probable of occurring and, therefore, we typically have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in our consolidated statement of operations and comprehensive income in the line item gain (loss) on derivative instruments and trading securities, net.

We estimate the fair value of TBA securities based on similar methods used to value agency securities.

Put and call options on TBA securities

We may purchase put and call options on TBA securities to hedge against short-term changes in interest rates. Under a purchased put option, we have the right to sell to the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a purchased call option, we have the right to purchase from the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium paid for a put or call option is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. When a purchased put or call option expires unexercised, a realized loss is reported in our consolidated statement of operations equal to the premium paid. When a purchased put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium paid and the fair value of the exercised put or call option. In addition, a derivative asset is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

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

We estimate the fair value of put and call options on TBA securities based on the fair value of the underlying TBA security as well as the remaining length of time to exercise the option.

Forward commitments to purchase or sell specified agency securities

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

We estimate the fair value of forward commitments to purchase or sell specified agency securities based on similar methods used to value agency securities as well as the remaining length of time of the forward commitment.

U.S. Treasury securities

We may purchase or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized and unrealized gains and losses associated purchases and short sales of Treasury Securities are recognized in gains (losses) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income.

Variable Interest Entities

In June 2009, the Financial Accounting Standards Board (“FASB”) issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R) (“SFAS No. 167”). In December 2009, the FASB issued Accounting Standards Update (“ASU”) No. 2009-17, Improvements to Financial Reporting by Enterprises Involved with Variable Interest Entities, which codified SFAS No. 167 in ASC Topic 810, Consolidation (“ASC 810”). ASC 810, as amended by ASU 2009-17, revises the evaluation of whether entities represent variable interest entities (“VIEs”) and requires a qualitative assessment in determining the primary beneficiary of a VIE. Further, ASC 2009-17 requires ongoing assessments of control over such entities as well as additional disclosures for entities that have variable interests in VIEs. The amendments significantly affect the overall consolidation analysis under ASC 810 and change the way entities account for securitizations and special purpose entities as a result of the elimination of the qualifying special purpose entity (“QSPE”) scope exemption from ASC 810. The requirements of ASC 810 as they relate to ASU 2009-17 were effective for us as of January 1, 2010 and did not have a material effect on our consolidated financial statements.

We may enter into CMO transactions whereby we transfer agency securities to an investment bank in exchange for cash proceeds and at the same time enter into a commitment with the same investment bank to purchase to-be-issued securities collateralized by the agency securities transferred. We will consolidate a CMO trust (as it relates to the assets transferred or contributed by us and the related liabilities issued by the trust) if we are its primary beneficiary, that is, if we have a variable interest (or combination of variable interests) that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. In determining if we have a controlling financial interest, we evaluate whether we share the power to control the selection of financial assets transferred to the CMO trust with an unrelated party. We may share power in the selection of assets for certain CMO trusts (i.e. both we and the unrelated party must consent to the transfer of such assets to the CMO trust); however, if our economic interest in the CMO trust is disproportionate to the shared power, we may be deemed to be the primary beneficiary.

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

Our domestic taxable REIT subsidiary, American Capital Agency TRS, LLC, is subject to federal, state and, if applicable, local income tax. As of December 31, 2010, we have had no activity in American Capital Agency TRS, LLC.

We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). We classify interest and penalties, if any, related to unrecognized tax benefits as a component of provision for income taxes.

Recent Accounting Pronouncements

In January 2010, the FASB provided additional disclosure requirements for fair value measurements under ASC Topic 820, Fair Value Measurements and Disclosures. The new pronouncement requires a reporting entity to disclose the amounts of significant transfers in and out of Level 1 and Level 2 fair value measurements and describe the reasons for the transfers. In addition, the reconciliation for fair value measurements using significant unobservable inputs (Level 3) should present separately information about purchases, sales, issuances and settlements (that is, on a gross rather than net basis). We adopted the pronouncement in January 2010, and it did not have a material effect on our financial statements.

Reclassifications

Certain prior period amounts in the notes to the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 3. Agency Securities

The following tables summarize our investments in agency securities as of December 31, 2010 and 2009 (dollars in thousands):

	As of December 31, 2010
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$8,207,464	$4,599,712	$100,408	$12,907,584
Unamortized discount	(930)	(1,044)	—	(1,974)
Unamortized premium	350,747	220,465	4,670	575,882

Amortized cost	8,557,281	4,819,133	105,078	13,481,492
Gross unrealized gains	56,181	11,929	384	68,494
Gross unrealized losses	(53,893)	(42,356)	(196)	(96,445)

Available-for-sale securities, at fair value	8,559,569	4,788,706	105,266	13,453,541

Agency securities remeasured at fair value through earnings:
Interest-only strips, amortized cost(1)	18,957	33,447	—	52,404
Gross unrealized gains	1,559	3,356	—	4,915
Gross unrealized losses	(91)	(489)	—	(580)

Agency securities measured at fair value through earnings, at fair value	20,425	36,314	—	56,739

Total agency securities, at fair value	$8,579,994	$4,825,020	$105,266	$13,510,280

Weighted average coupon as of December 31, 2010(2)	4.63%	4.83%	4.37%	4.70%
Weighted average yield as of December 31, 2010(3)	3.34%	3.28%	2.14%	3.31%
Weighted average yield for the year ended December 31, 2010(3)	3.49%	3.42%	2.22%	3.44%

(1)	Interest-only strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The underlying unamortized principal balance of our Fannie Mae and Freddie Mac interest-only strips was $230.0 million and $314.7 million, respectively, or a total of $544.7 million, and the weighted average contractual interest we are entitled to receive was 4.95% of these amounts as of December 31, 2010.
(2)	The weighted average coupon includes the interest cash flows from our interest-only strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the underlying unamortized principal balance of our interest-only strips) as of December 31, 2010.
(3)	Incorporates an average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%.

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$9,144,352	$39,844	$(82,717)	$9,101,479
Adjustable-Rate	3,942,937	20,955	(13,728)	3,950,164
CMO	394,203	7,695	—	401,898
Interest-only strips	52,404	4,915	(580)	56,739

Total agency securities	$13,533,896	$73,409	$(97,025)	$13,510,280

	As of December 31, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities, par	$2,853,278	$1,248,698	$12,456	$4,114,432
Unamortized discount	(92)	—	—	(92)
Unamortized premium	99,709	49,662	386	149,757

Amortized cost	2,952,895	1,298,360	12,842	4,264,097
Gross unrealized gains	36,750	8,965	340	46,055
Gross unrealized losses	(6,335)	(3,702)	—	(10,037)

Fair value	$2,983,310	$1,303,623	$13,182	$4,300,115

Weighted average coupon	5.26%	5.31%	6.00%	5.28%
Weighted average yield as of December 31, 2009(1)	4.20%	3.50%	5.33%	3.99%
Weighted average yield for the year ended
December 31, 2009(1)	4.78%	4.27%	4.88%	4.64%

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

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities as of December 31, 2010 and 2009, according to their estimated weighted average life classifications (dollars in thousands):

	As of December 31, 2010			As of December 31, 2009
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$—	$—		$432	$428	1.95%
Greater than one year and less than or equal to three years	137,605	136,666	7.50%	281,721	281,143	5.87%
Greater than three years and less than or equal to five years	3,849,492	3,830,413	5.07%	1,340,665	1,337,777	5.14%
Greater than five years	9,523,183	9,566,816	4.51%	2,677,297	2,644,749	5.25%

Total	$13,510,280	$13,533,895	4.70%	$4,300,115	$4,264,097	5.28%

The weighted average lives of the agency securities as of December 31, 2010 and 2009 in the table above incorporates anticipated future prepayment assumptions. As of December 31, 2010, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 12%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in making adjustments for different securities. Various market participants could use materially different assumptions.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2010 and 2009 (in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2010	$7,498,384	$(96,445)	$—	$—	$7,498,384	$(96,445)
December 31, 2009	$1,683,452	$(10,037)	$—	$—	$1,683,452	$(10,037)

As of December 31, 2010, we did not intend to sell any of these agency securities and we believe it is not more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. We do not believe the unrealized losses on these agency securities are due to credit losses given the government-sponsored entity or government guarantees but are rather due to changes in interest rates and prepayment expectations.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for available-for-sale securities for fiscal years 2010 and 2009 and the period from May 20, 2008 through December 31, 2008 (in thousands):

	Beginning Balance	Unrealized Gains and (Losses)	Reversal of Prior Period Unrealized (Gains) and Losses on Realization	Ending Balance
Year ended December 31, 2010	$36,018	28,753	(92,721)	$(27,950)
Year ended December 31, 2009	$3,304	82,661	(49,947)	$36,018
Period ended December 31, 2008	$—	3,378	(74)	$3,304

Gains and Losses

The following table is a summary of our net gain from sale of agency securities for fiscal years 2010 and 2009 and period from May 20, 2008 through December 31, 2008 (in thousands):

	Year Ended December 31, 2010	Year Ended December 31, 2009	Period Ended December 31, 2008
Agency securities sold, at cost	$(12,181,860)	$(6,033,730)	$(959,015)
Proceeds from agency securities sold	12,273,869	6,083,677	959,089

Net gains on sale of agency securities	$92,009	$49,947	$74

Gross gains on sale of agency securities	125,624	53,286	1,494
Gross losses on sale of agency securities	(33,615)	(3,339)	(1,420)

Net gains on sale of agency securities	$92,009	$49,947	$74

For fiscal year 2010, we recognized an unrealized loss of $0.9 million in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income for the change in value of investments in interest-only strips. For fiscal year 2010, we recognized a net loss of

$0.7 million in gain on the sale of agency securities, net in our consolidated statements of operations and comprehensive income on the sale of interest-only strips. We did not invest in interest-only strips during fiscal year 2009 and period from May 20, 2008 through December 31, 2008.

Pledged Assets

The following tables summarize our agency securities pledged as collateral under repurchase agreements, other debt, derivative agreements and prime broker agreements by type as of December 31, 2010 and 2009 (in thousands):

	As of December 31, 2010
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$7,707,046	$4,554,541	$95,066	$12,356,653
Amortized cost	7,709,785	4,591,245	94,860	12,395,890
Accrued interest on pledged agency securities	27,589	15,642	332	43,563

Under Other Debt Agreements
Fair value	77,906	—	—	77,906
Amortized cost	77,460	—	—	77,460
Accrued interest on pledged agency securities	325	—	—	325

Under Derivative Agreements
Fair value	36,651	30,306	—	66,957
Amortized cost	36,343	30,382	—	66,725
Accrued interest on pledged agency securities	156	118	—	274

Under Prime Broker Agreements
Fair value	6,061	5,997	2,032	14,090
Amortized cost	6,061	6,061	2,024	14,146
Accrued interest on pledged agency securities	28	21	8	57

Total Fair Value of Agency Securities Pledged and Accrued Interest	$7,855,762	$4,606,625	$97,438	$12,559,825

(1)	Agency securities pledged include pledged amounts of $244.7 million related to agency securities sold but not yet settled as of December 31, 2010.

Agency Securities Pledged	As of December 31, 2009
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$2,851,735	$1,240,830	$13,182	$4,105,747
Amortized cost	2,821,792	1,207,952	12,843	4,042,587
Accrued interest on pledged agency securities	11,774	4,799	62	16,635

Under Derivative Agreements
Fair value	12,719	2,651	—	15,370
Amortized cost	12,409	2,567	—	14,976
Accrued interest on pledged agency securities	57	12	—	69

Under Prime Broker Agreements
Fair value	2,360	13,119	—	15,479
Amortized cost	2,270	13,270	—	15,540
Accrued interest on pledged agency securities	12	54	—	66

Total Fair Value of Agency Securities Pledged and Accrued Interest	$2,878,657	$1,261,465	$13,244	$4,153,366

The following table summarizes our agency securities pledged as collateral under repurchase agreements and other debt by remaining maturity as of December 31, 2010 and 2009 (dollars in thousands):

	As of December 31, 2010(1)			As of December 31, 2009
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$9,909,121	$9,943,239	$35,151	$3,216,242	$3,177,975	$12,815
31 - 59 days	2,525,438	2,530,111	8,737	889,505	864,612	3,820
60 - 90 days	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—

Total	$12,434,559	$12,473,350	$43,888	$4,105,747	$4,042,587	$16,635

(1)	Agency securities pledged include pledged amounts of $244.7 million related to agency securities sold but not yet settled as of December 31, 2010.

Securitizations

During fiscal year 2010, we entered into a CMO transaction whereby we transferred agency securities with a cost basis of $85.9 million to an investment bank in exchange for cash proceeds of $80.8 million and at the same time entered into a commitment with the same investment bank to purchase a to-be-issued interest-only strip collateralized by the agency securities transferred for $5.1 million. The investment bank contributed the transferred agency securities to a securitization trust held by Fannie Mae in exchange for CMO securities held in the trust. Once the transferred agency securities were transferred to the securitization trust, Fannie Mae may only remove such securities upon certain events. Pursuant to the pre-existing commitment, the investment bank transferred to us the interest-only strip issued by the trust. Our primary purpose for entering into this transaction was to eliminate the need to finance the principal class by transferring it to third parties, while still retaining the underlying economics of a financed transaction for the transferred securities, which we viewed as favorable. We concluded that we were the primary beneficiary of the CMO trust based on our disproportionate economic interest and, accordingly, we consolidated the CMO trust as it related to the agency securities transferred by us and the related liabilities issued by the trust. The effect of consolidating the CMO trust was that the interest-only strip received was eliminated and we continued to recognize the assets transferred to the securitization trust in our total agency securities held and recorded a corresponding liability for the debt issued by the securitization trust, which is classified as other debt in our accompanying consolidated balance sheets. As of December 31, 2010, we recognized agency securities with a total fair value of $77.9 million and a principal balance of $73.5 million collateralized the remaining debt outstanding issued by the securitization trust of $72.9 million. Such agency securities can only be used to settle this debt and the holder(s) of the debt issued by the securitization trust have no recourse to us. Further, there are no arrangements that could require us to provide financial support to this securitization trust. The consolidation did not materially impact our accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows.

During fiscal year 2009, we entered into CMO transactions whereby we transferred agency securities with a cost basis of $831.0 million to various investment banks in exchange for cash proceeds of $845.3 million and at the same time entered into a commitment with the same investment banks to purchase to-be-issued securities collateralized by the agency securities transferred for $601.3 million. In each case, the investment bank contributed the transferred agency securities to a securitization trust held by either Fannie Mae or Freddie Mac in exchange for CMO securities held in the trust. Pursuant to the pre-existing commitments, the investment banks transferred to us certain of the CMO securities and interest-only strips held in the trusts, typically representing the longer maturity classes, or 70 to 75 percent of the cash flows of the agency securities initially transferred by us. Our primary purpose for entering into these transactions was to reduce our exposure to short-term spikes in prepayments by holding the longer maturity classes. We did not begin to receive any repayments of principal on these CMO securities until holders of securities entitled to the shorter maturity classes were repaid in full. During fiscal year 2009, we recognized a gain of $4.1 million from the sale of the agency securities to the investment banks for the portion of CMO securities sold to third parties. The proceeds were recognized in the investing section of our consolidated statement of cash flows. During fiscal years 2010 and 2009, we received cash proceeds of $396.3 million and $6.9 million, respectively, from these securities, including principal repayments, interest and proceeds from sales. The fair value and principal balance of the remaining securities held as of December 31, 2010 was $292.9 million and $276.2 million, respectively.

All of our CMO securities are backed by fixed or adjustable-rate agency securities and Fannie Mae or Freddie Mac guarantee the payment of interest and principal and act as the trustee and administrator of their respective securitization trusts. Our involvement with the trusts described above is limited to the agency securities transferred to them by the investment banks and the CMO securities subsequently held by us. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. As of December 31, 2010 and 2009, the fair value of all of our CMO securities and interest-only strips, including additional CMOs and interest-only strips purchased from third parties in separate transactions and excluding the consolidated CMO trust discussed above, was $458.6 million and $707.2 million, respectively.

Our maximum exposure to loss as a result of our involvement with the trusts relates to the additional liquidity risk of holding CMO securities and interest-only strips in a period of severe market dislocations as compared to the underlying collateral transferred to the trusts. The maximum exposure related to this risk is the fair value of the CMO securities and interest-only strips held by us.

Note 4. Repurchase Agreements and Other Debt

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2010 and 2009, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2010 and 2009 (dollars in thousands):

	As of December 31, 2010			As of December 31, 2009
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$3,306,175	0.32%	12	$1,997,243	0.22%	15
31 - 60 days	5,648,155	0.31%	20	967,625	0.25%	20
61 - 90 days	1,496,452	0.29%	33	327,945	0.28%	42
Greater than 90 days	1,229,310	0.29%	43	549,021	0.27%	52

Total / Weighted Average	$11,680,092	0.31%	22	$3,841,834	0.24%	24

As of December 31, 2010 and 2009, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Other debt of $72.9 million as of December 31, 2010 consists of other variable rate debt outstanding at LIBOR plus 25 basis points in connection with the consolidation of a structured transaction for which we are the primary beneficiary in our accompanying financial statements (see Note 3). We had no other debt outstanding as of December 31, 2009.

Note 5. Derivative and Other Hedging Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, see discussion of derivative and other hedging instruments in Note 2.

As of December 31, 2010 and 2009, our derivative and other hedging instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one month LIBOR with terms usually ranging up to 5 years. Our interest rate swaps are generally designated as cash flow hedges under ASC 815.

Derivative and other hedging instruments entered into in addition to interest rate swap agreements are intended to supplement our use of interest rate swaps and we do not currently expect our use of these instruments to be the primary protection against interest rate risk for our portfolio. These instruments are accounted for as either derivatives, but are not typically designated as hedges under ASC 815, or trading securities. Therefore, any changes in the fair values of the contracts prior to their settlement date are included in earnings. We do not use derivative or other hedging instruments for speculative purposes.

Derivatives Designated as Hedging Instruments

As of December 31, 2010 and 2009, we had net interest rate swap liabilities of $37.7 million and $10.5 million, respectively. The tables below summarize information about our outstanding interest rate swaps as of December 31, 2010 and 2009 (dollars in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Balance Sheet Location	As of December 31,
		2010	2009
Interest rate swap assets	Derivative assets, at fair value	$33,695	$4,205
Interest rate swap liabilities	Derivative liabilities, at fair value	(71,417)	(14,719)

		$(37,722)	$(10,514)

	As of December 31, 2010
Remaining Interest Rate Swap Term	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$750,000	1.40%	0.26%	$(5,595)	0.7
Greater than 1 year and less than 3 years	2,850,000	1.54%	0.26%	(32,865)	2.5
Greater than 3 years and less than 5 years	2,850,000	1.78%	0.26%	738	4.3
Greater than 5 years	—	—	—	—	—

Total	$6,450,000	1.63%	0.26%	$(37,722)	3.1

Remaining Interest Rate Swap Term	As of December 31, 2009
	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$—	—	—	$—	—
Greater than 1 year and less than 3 years	1,500,000	1.71%	0.23%	(9,681)	2.2
Greater than 3 year and less than 5 years	550,000	2.71%	0.23%	(833)	4.5
Greater than 5 Years	—	—	—	—	—

Total	$2,050,000	1.98%	0.23%	$(10,514)	2.8

The following table summarizes information about our outstanding interest rate swaps designated as hedging instruments for fiscal years 2010 and 2009 and the period from May 20, 2008 through December 31, 2008 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Terminations	Ending Notional Amount	Termination Fee
Year ended December 31, 2010	$2,050,000	4,400,000	—	$6,450,000	$—
Year ended December 31, 2009	$650,000	1,950,000	(550,000)	$2,050,000	$16,410
Period ended December 31, 2008	$—	700,000	(50,000)	$650,000	$275

Net settlements for terminated interest rate swaps are amortized into earnings over the remaining life of the terminated interest rate swaps and included in interest expense on our consolidated statements of operations and comprehensive income. Amortization expense for terminated interest rate swaps was $6.3 million, $10.3 million and $0.0 million for fiscal years 2010 and 2009 and period from May 20, 2008 through December 31, 2008, respectively. As of December 31, 2010, there was no remaining unamortized cost associated with terminated interest rate swaps.

During fiscal years 2010 and 2009 and period from May 20, 2008 through December 31, 2008, we recorded losses of $0.0 million, $0.9 million and $0.3 million, respectively, as a result of the reclassification from OCI of hedged forecasted transactions becoming probable not to occur in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income.

The table below summarizes the effect of interest rate swaps designated as hedges under ASC 815 on our consolidated statement of operations for fiscal years 2010 and 2009 and period from May 20, 2008 through December 31, 2008 (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)(1)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2010	$(20,590)	Interest Expense	$(57,042)	Gain (loss) on derivative instruments and trading securities, net	$(340)
Year ended December 31, 2009	$12,066	Interest Expense	$(30,832)	Gain (loss) on derivative instruments and trading securities, net	$633
Period ended December 31, 2008	$(28,910)	Interest Expense	$(938)	Gain (loss) on derivative instruments and trading securities, net	$(636)

(1)	This amount excludes $0.0, $0.9 and $0.3 million recorded as a loss in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations as a result of the reclassification from OCI of hedged forecasted transactions becoming probably not to occur for fiscal years 2010 and 2009 and for the period from May 20, 2008 through December 31, 2008, respectively

As of December 31, 2010, the amount of net interest expense expected to flow through our statement of operations over the next twelve months due to expected net settlements on our interest rate swaps is $78.6 million.

Additionally, during fiscal year 2010, we entered into forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges pursuant to ASC 815. The following table summarizes information about our outstanding forward contracts designated as hedging instruments for fiscal year 2010 (dollars in thousands):

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Year ended December 31, 2010	$—	$742,437	$(497,437)	$245,000	$(3,225)	1

The effective portion of gains or losses for TBAs and forward settling specified agency securities is initially recognized in OCI for designated cash flow hedges and is subsequently reclassified to OCI for available-for-sale securities upon acquisition of the underlying hedged item. The ineffective portion of gains or losses is recognized in earnings in gain (loss) on derivative instruments and trading securities, net.

The table below summarizes the effect of purchases of TBAs and forward settling securities designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for fiscal year 2010 (in thousands).

Purchases of TBAs and Forward Settling Securities in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Year ended December 31, 2010	$(3,225)	$(3,471)	Gain (loss) on derivative instruments and trading securities, net	$—

We did not enter into any forward commitments during fiscal year 2009 and period from May 20, 2008 through December 31, 2008

Derivatives Not Designated as Hedging Instruments

As of December 31, 2010, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $512.3 million for the purchase of securities and $1.4 billion for the sale of securities. As of December 31, 2009, we had contracts to purchase and sell TBA agency securities and specified agency securities on a forward basis with notional amounts of $596.5 million for the purchase of securities and $616.7 million for the sale of securities.

As of December 31, 2010, we had interest rate swap agreements outstanding that were not designated as hedges under ASC 815 consisting of $250 million in notional amount of interest rate swap agreements where we pay a fixed rate (“payer interest rate swaps”) and $200 million in notional amount of interest rate swap agreements where we receive a fixed rate (“receiver interest rate swaps”), summarized in the table below (dollars in thousands). As of December 31, 2009, all of our outstanding interest rate swaps agreements were designated as hedges under ASC 815.

	As of December 31, 2010
Interest Rate Swaps Not Designated as Hedging Instruments	Maturity	Notional Amount	Average Fixed Pay (Receive) Rate	Average Receive (Pay) Rate	Net Estimated Fair Value	Average Maturity (Years)
Payer interest rate swaps	2015	$250,000	1.66%	0.26%	$4,140	4.9
Receiver interest rate swaps	2015	$200,000	-2.26%	-0.26%	$2,743	4.7

As of December 31, 2010, our interest rate swaption agreements outstanding consisted of $850.0 million in notional amount of options to enter into interest rate swaps in the future where we would pay a fixed rate (“Payer Swaptions”), as summarized in the table below (dollars in thousands):

	As of December 31, 2010
	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$4,596	$16,766	4	$850,000	2.28%	1M Libor	5.6

As of December 31, 2009, our interest rate swaption agreements outstanding consisted of $200 million in notional amount of options to enter into Payer Swaptions and $100 million in notional amount of options to enter into interest rate swaps in the future where we would receive a fixed rate (“Receiver Swaptions”) as summarized in the table below (dollars in thousands):

	As of December 31, 2010
Swaption	Option			Underlying Swap
	Cost	Fair Value	Months to Expiration	Notional Amount	Pay Rate	Receive Rate	Term (Years)
Payer	$2,148	$2,389	10	$200,000	4.23%	1M Libor	5
Receiver	243	169	2	100,000	1M Libor	2.54%	5

	$2,391	$2,558		$300,000

The table below summarizes fair value information about our derivatives outstanding that were not designated as hedging instruments as of December 31, 2010 and 2009 (in thousands).

		As of December 31,
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	2010	2009
Purchases of TBA and forward settling agency securities	Derivative assets, at fair value	$2,929	$172
Short sales of TBA and forward settling agency securities	Derivative assets, at fair value	16,320	5,025
Payer interest rate swaps	Derivative assets, at fair value	4,140
Receiver interest rate swaps	Derivative assets, at fair value	2,743	—
Payer Swaptions	Derivative assets, at fair value	16,766	2,389
Receiver Swaptions	Derivative assets, at fair value	—	169

		$42,898	$7,755

Purchases of TBA and forward settling agency securities	Derivative liabilities, at fair value	$(2,193)	$(3,069)
Short sales of TBA and forward settling agency securities	Derivative liabilities, at fair value	(1,755)	(10)

		$(3,948)	$(3,079)

Additionally as of December 31, 2010, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $245.5 million. The borrowed securities were used to cover short sales of treasury securities from which we received total proceeds of $244.8 million. The increase in fair value of the borrowed securities through December 31, 2010 was recorded as a loss of $0.7 million in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income for fiscal year 2010.

During fiscal years 2010 and 2009 and for the period from May 20, 2008 through December 31, 2008, for derivatives not designated as hedging instruments under ASC 815 we recorded a gain of $44.0 million, a loss of $3.9 million and gain of $11.8 million, respectively, in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income.

The table below summarizes the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for fiscal year 2010 (in thousands):

	Fiscal Year 2010
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of December 31, 2010	Amount of Derivative Gain/(Loss) Recognized in Income (1)
Purchases of TBA and forward settling agency securities	$596,516	$6,662,020	(6,746,233)	$512,303	$18,838
Short sales of TBA and forward settling agency securities	$616,747	16,937,439	(16,192,986)	$1,361,200	11,504
Payer interest rate swaps	$—	550,000	(300,000)	$250,000	1,823
Receiver interest rate swaps	$—	200,000	—	$200,000	(5,001)
Payer Swaptions	$200,000	850,000	(200,000)	$850,000	19,080
Receiver Swaptions	$100,000	300,000	(400,000)	$—	(169)
Put Options	$—	75,000	(75,000)	$—	(328)
Short sales of U.S. treasury securities	$—	750,000	(500,000)	$250,000	(1,713)

					$44,034

(1)	This amount excludes $0.9 million recorded as a loss for interest-only strips re-measured at fair value through earnings, a loss of $0.3 million for hedge ineffectiveness on our outstanding interest rate swaps and a loss of $4.4 million from trading securities in loss on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive for fiscal year 2010.

The table below summarizes the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for fiscal year 2009 (in thousands):

	Fiscal Year 2009
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2008	Additions	Settlement, Expiration or Exercise	Notional Amount as of December 31, 2009	Amount of Derivative Gain/(Loss) Recognized in Income (1)
Purchases of TBA and forward settling agency securities	$—	646,516	(50,000)	$596,516	$(2,657)
Short sales of TBA and forward settling agency securities	$—	2,736,747	(2,120,000)	$616,747	(1,431)
Payer Swaptions	$—	200,000	—	$200,000	241
Receiver Swaptions	$—	100,000	—	$100,000	(74)

					$(3,921)

(1)	This amount excludes a loss of $0.9 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probably not to occur and a gain of $0.6 million for hedge ineffectiveness on our outstanding interest rate swaps in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive for fiscal year 2009.

The table below summarizes the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for the period from May 20, 2008 through December 31, 2008 (in thousands):

	Period from May 20, 2008 through December 31, 2008
Derivatives Not Designated as Hedging Instruments	Notional Amount as of May 20, 2008	Additions	Settlement, Expiration or Exercise	Notional Amount as of December 31, 2008	Amount of Derivative Gain/(Loss) Recognized in Income (1)
Purchases of TBA securities	$—	1,250,000	(1,250,000)	$—	$11,914
Put Options on TBA securities	$—	250,000	(250,000)	$—	465
Call Options on TBA securities	$—	1,500,000	(1,500,000)	$—	(615)

					$11,764

(1)	This amount excludes a loss of $0.3 million as a result of the reclassification from OCI of hedged forecasted transactions becoming probably not to occur and a loss of $0.6 million for hedge ineffectiveness on our outstanding interest rate swaps in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive for fiscal year 2008.

Credit Risk-Related Contingent Features

The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents and agency securities pledged as collateral for our derivative instruments is included in restricted cash and agency securities, respectively, on our consolidated balance sheets.

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

As of December 31, 2010, the fair value of our interest rate swaps in a liability position related to these agreements was $71.4 million. We had agency securities with fair values of $67.0 million, and restricted cash of $65.9 million, or $132.9 million in total agency securities and restricted cash, pledged as collateral against our interest rate swaps as of December 31, 2010. Termination values of interest rate swaps in a liability position totaled $73.4 million as of December 31, 2010. The difference between the fair value liability and the termination liability represents accrued interest and an adjustment for nonperformance risk of our counterparties.

Note 6. Fair Value Measurements

ASC 820 provides for a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during fiscal years 2010 and 2009. The three levels of hierarchy are defined as follows:

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

All of our agency securities and derivative and hedging assets and liabilities were valued based on the income or market approach using Level 2 inputs as of December 31, 2010 and 2009.

Note 7. Management Agreement and Related Party Transactions

We are externally managed and advised by our Manager pursuant to the terms of a management agreement. The management agreement has been renewed through May 20, 2012 and provides for automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of each subsequent automatic annual renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were to not renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of the majority of our independent directors. We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For the fiscal years 2010 and 2009 and period from May 20, 2008 through December 31, 2008, we recorded an expense for management fees of $11.3 million, $4.7 million and $2.2 million, respectively.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager’s officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For fiscal years 2010 and 2009 and for the period from May 20, 2008 through December 31, 2008, we recorded expense reimbursements to our Manager of $3.2 million, $3.0 million and $1.4 million, respectively. In addition, we were required to reimburse our Manager, or American Capital, for all one-time costs that our Manager, or American Capital, paid on behalf of us that were incurred in connection with our formation, organization and IPO which totaled $0.3 million for the period from May 20, 2008 through December 31, 2008. There were no such costs during fiscal years 2010 and 2009. As of both December 31, 2010 and 2009, $1.7 million was payable to our Manager.

Concurrent with our IPO, American Capital purchased five million shares of our common stock in a private placement at our IPO price of $20.00 per share for aggregate proceeds of $100 million. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. In November 2010, through a subsequent private placement, American Capital sold its remaining 2.5 million shares of our common stock that it had purchased in the original private placement. As of December 31, 2010 American Capital does not hold any shares of our common stock.

Note 8. Income Taxes

We declared dividends of $229.9 million, $96.4 million and $37.7 million, or $5.60 per share, $5.15 per share and $2.51 per share, for the years ended December 31, 2010 and 2009 and period from May 20, 2008 through December 31, 2008, respectively. For income tax purposes, our dividends to stockholders for the year ended December 31, 2010 were composed of $4.93 per share of ordinary income and $0.67 per share of long-term capital gains. For income tax purposes, our dividends to stockholders for the year ended December 31, 2009 were composed of $5.01 per share of ordinary income and $0.14 per share of long-term capital gains. For income tax purposes, our dividends to stockholders for the period from May 20, 2008 through December 31, 2008 were composed of ordinary income.

As of December 31, 2010, we had undistributed taxable income of $38.7 million that we expect to declare by our extended due date of our 2010 federal income tax return and pay in 2011. Accordingly, we do not expect to incur any income tax liability on our 2010 taxable income.

For the years ended December 31, 2010 and 2009, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2, and consequently we accrued an excise tax of $0.5 million and $0.3 million, respectively, which is included in our provision for income taxes on the accompanying consolidated statements of operations and comprehensive income. For the period from May 20, 2008 through December 31, 2008, we distributed the minimum required amount to avoid the payment of any excise tax.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2010 and 2009. Our tax returns for 2010, 2009 and 2008 tax years are open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 9. Stockholders’ Equity

Long-term Incentive Plan

We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. We granted 4.5 thousand shares of restricted common stock to our independent directors, or 1.5 thousand to each independent director, pursuant to this plan in each of the fiscal years 2010 and 2009 and the period from May 20, 2008 through December 31, 2008, respectively, with a grant date fair value equal to the price of our common stock on such date of $25.73 per share, $23.80 per share and $19.35 per share, respectively, that vest annually over three years. As of December 31, 2010 and 2009, the plan had 86.5 thousand and 91.0 thousand common shares remaining available for future issuance, respectively. As of December 31, 2010 and 2009, we had unrecognized compensation expense of $153 thousand and $132 thousand related to unvested shares of restricted stock, respectively. We recorded compensation expense of $94 thousand, $44 thousand and $18 thousand related to restricted stock awards during the fiscal years 2010 and 2009 and the period from May 20, 2008 through December 31, 2008, respectively.

Equity Offerings

On May 20, 2008, we completed our IPO by selling 10 million shares of our common stock at $20.00 per share for proceeds, net of the underwriters’ discount, of $186 million. Concurrent with the IPO, American Capital purchased 5 million shares of our common stock in a private placement at $20.00 per share for aggregate proceeds of $100 million.

In August 2009, we completed a public offering in which 4.3 million shares of our common stock were sold at a public offering price of $23.30 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $95 million.

In October 2009, we completed a public offering in which 5.0 million shares of our common stock were sold at a public offering price of $26.60 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $127 million.

In May 2010, we completed a public offering in which 6.9 million shares of our common stock were sold at a public offering price of $25.75 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $169 million.

In October 2010, we completed a public offering in which 13.2 million shares of our common stock were sold at a public offering price of $26.00 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $328 million.

In December 2010, we completed a public offering in which 8.3 million shares of our common stock were sold at a public offering price of $27.44 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $227 million.

Controlled Equity OfferingSM Program

During the fiscal year ended December 31, 2010, we entered into a sales agreement with an underwriter to, from time to time, publicly offer and sell up to 15 million shares of our common stock in privately negotiated and/or at-the-market transactions. During fiscal year 2010, we sold 4.4 million shares of our common stock under the sales agreement at an average offering price of $29.13 per share for proceeds, net of the underwriter’s discount, of $127 million. As of December 31, 2010, 10.6 million shares of common stock remain under the sales agreement.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal year 2010, we issued 7.7 million shares under the plan for cash proceeds of $204 million. We did not issue any shares under the plan for the fiscal year 2009 and the period from May 20, 2008 through December 31, 2008. As of December 31, 2010, there were 5.3 million shares available for issuance under the plan.

Note 10. Quarterly Results (Unaudited)

The following is a presentation of the quarterly results of operations for fiscal years 2010 and 2009 (in thousands, except per share data).

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Interest income:
Interest income	$38,797	$50,589	$62,600	$101,019
Interest expense	15,510	17,348	18,531	24,637

Net interest income	23,287	33,241	44,069	76,382

Other income:
Gain on sale of agency securities, net	27,408	29,585	24,565	10,451
Gain (loss) on derivative instruments and trading securities, net	5,920	(21,867)	(3,733)	58,069

Total other income, net	33,328	7,718	20,832	68,520

Expenses:
Management fees	1,784	2,314	2,697	4,483
General and administrative expenses	1,681	1,787	1,926	2,134

Total expenses	3,465	4,101	4,623	6,617

Income before taxes	53,150	36,858	60,278	138,285
Excise tax	—	—	250	205

Net income	$53,150	$36,858	$60,028	$138,080

Net income per common share—basic and diluted	$2.13	$1.23	$1.69	$2.50

Weighted average number of common shares outstanding—basic and diluted	25,002	29,872	35,495	55,291

Dividends declared per common share	$1.40	$1.40	$1.40	$1.40

	Quarter Ended
	March 31, 2009	June 30, 2009	September 30, 2009	December 31, 2009
Interest income:
Interest income	$22,351	$31,690	$32,793	$41,086
Interest expense	8,129	9,585	11,551	14,274

Net interest income	14,222	22,105	21,242	26,812

Other income:
Gain on sale of agency securities, net	4,818	9,530	16,070	19,529
(Loss) gain on derivative instruments and trading securities, net	(358)	1,226	(3,435)	(1,670)

Total other income	4,460	10,756	12,635	17,859

Expenses:
Management fees	903	939	1,166	1,660
General and administrative expenses	1,468	1,556	1,474	1,979

Total expenses	2,371	2,495	2,640	3,639

Income before taxes	16,311	30,366	31,237	41,032
Excise tax	—	—	—	335

Net income	$16,311	$30,366	$31,237	$40,697

Net income per common share—basic and diluted	$1.09	$2.02	$1.82	$1.79

Weighted average number of common shares outstanding—basic and diluted	15,005	15,005	17,191	22,746

Dividends declared per common share	$0.85	$1.50	$1.40	$1.40

Note 11. Subsequent Event

In January 2011, we completed a public offering in which 26.9 million shares of our common stock were sold at a public offering price of $28.00 per share. Upon completion of the offering we received proceeds, net of the underwriters’ discount and other offering costs, of $719 million.

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

Our Manager, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2010. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management’s Report on Internal Control over Financial Reporting

Management’s Report on Internal Control over Financial Reporting is included in “Item 8.—Financial Statements and Supplementary Data.”

Changes in Internal Control over Financial Reporting

There have been no significant changes in our internal controls over financial reporting or in other factors that could significantly affect the internal controls over financial reporting during fiscal year 2010.

Item 9B. Other Information.

None.

PART III

Item 10. Directors and Executive Officers of the Registrant.

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2011 Annual Meeting of Stockholders (the “2011 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, “REPORT OF THE AUDIT COMMITTEE”, “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2011 Proxy Statement under the heading “EXECUTIVE COMPENSATION.”

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated herein by reference to the information provided in the 2011 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions.

Information in response to this Item is incorporated herein by reference to the information provided in the 2011 Proxy Statement under the heading “CERTAIN TRANSACTIONS WITH RELATED PERSONS.”

Item 14. Principal Accountant Fees and Services.

Information in response to this Item is incorporated herein by reference to the information provided in the 2011 Proxy Statement under the heading “REPORT OF THE AUDIT COMMITTEE” and “PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANT.”

PART IV

Item 15. Exhibits and Financial Statement Schedules.

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

•	Consolidated Balance Sheets as of December 31, 2010 and 2009

•	Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2010 and 2009 and the Period from May 20, 2008 through December 31, 2008

•	Consolidated Statements of Stockholders’ Equity for the years ended December 31, 2010 and 2009 and the Period from May 20, 2008 through December 31, 2008

•	Consolidated Statements of Cash Flows for the years ended December 31, 2010 and 2009 and the Period from May 20, 2008 through December 31, 2008

(2)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit	Description

*3.1.	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2.	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1.	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2.	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.3.	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

*10.1.	Management Agreement between American Capital Agency Corp. and American Capital Agency Management, LLC, dated May 20, 2008, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

†*10.2	American Capital Agency Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.1 of Registration Statement on Form S-8 (File No. 333-151027) filed May 20, 2008.

†*10.3	Form of Restricted Stock Agreement for independent directors, incorporated herein by reference to Exhibit 10.6 to Amendment No. 4 of Form S-11 (Registration No. 333-149167), filed May 9, 2008.

10.4	Underwriting Agreement, dated May 14, 2010, among American Capital Agency Corp., American Capital Agency Management, LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC, Deutsche Bank Securities Inc., and UBS Securities LLC, as representatives of the several underwriters listed on Schedule I attached thereto, filed herewith.

Exhibit	Description

*10.5

Underwriting Agreement, dated September 28, 2010, among American Capital Agency Corp., American Capital Agency Management, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several underwriters listed on Schedule I attached thereto, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2010 (File No. 001-34057), filed November 8, 2010.

10.6	Sales Agreement, dated as of November 8, 2010, among American Capital Agency Corp., American Capital Agency Management, LLC and Cantor Fitzgerald & Co., filed herewith.

10.7	Underwriting Agreement, dated December 8, 2010, among American Capital Agency Corp., American Capital Agency Management, LLC, Merrill Lynch, Pierce, Fenner & Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several underwriters listed on Schedule I, filed herewith.

14.1	American Capital Agency Corp. Code of Ethics and Conduct, adopted May 12, 2008, filed herewith.

21.	Subsidiaries of the Company and jurisdiction of incorporation:

1) American Capital Agency TRS, LLC, a Delaware limited liability company

23.	Consent of Ernst & Young LLP, filed herewith.

24.	Powers of Attorneys of directors and officers, filed herewith.

31.	Certification of CEO and CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed
†	Management contract or compensatory plan or arrangement

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

By:	/s/ MALON WILKUS
Malon Wilkus
Chairman of the Board of Directors, President and Chief Executive Officer

Date: February 25, 2011

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

Name	Title	Date

* Malon Wilkus	Chairman of the Board of Directors, President and Chief Executive Officer (Principal Executive Officer)	February 25, 2011

/s/ JOHN R. ERICKSON John R. Erickson	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 25, 2011

* Morris A. Davis	Director	February 25, 2011

* Randy E. Dobbs	Director	February 25, 2011

* Larry K. Harvey	Director	February 25, 2011

* Alvin N. Puryear	Director	February 25, 2011

*By:	/s/ JOHN R. ERICKSON
John R. Erickson Attorney-in-fact