Form 10-Q
period 2011-03-31
American Capital Agency Corp
filed 2011-05-06
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☒	Accelerated filer ☐
Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller Reporting Company ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2011 was 128,828,759.

AMERICAN CAPITAL AGENCY CORP.

ITEM 1.	Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	March 31, 2011	December 31, 2010
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged assets of $23,263,144 and $12,270,909, respectively)	$28,192,575	$13,510,280
Cash and cash equivalents	300,574	173,258
Restricted cash	75,221	76,094
Interest receivable	102,438	56,485
Derivative assets, at fair value	142,047	76,593
Receivable for agency securities sold	298,320	258,984
Principal payments receivable	42,667	75,524
Receivable under reverse repurchase agreements	—	247,438
Other assets	1,121	1,173

Total assets	$29,154,963	$14,475,829

Liabilities:
Repurchase agreements	$21,994,039	$11,680,092
Other debt	67,845	72,927
Payable for agency securities purchased	3,504,600	727,374
Derivative liabilities, at fair value	92,658	78,590
Dividend payable	135,280	90,798
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	—	245,532
Accounts payable and other accrued liabilities	16,040	8,452

Total liabilities	25,810,462	12,903,765

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 150,000 shares authorized, 128,829 and 64,856 shares issued and outstanding, respectively	1,288	649
Additional paid-in capital	3,314,119	1,561,908
Retained earnings	76,379	78,116
Accumulated other comprehensive loss	(47,285)	(68,609)

Total stockholders’ equity	3,344,501	1,572,064

Total liabilities and stockholders’ equity	$29,154,963	$14,475,829

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	For the three months ended March 31,
	2011	2010
Interest income:
Interest income	$164,493	$38,797
Interest expense	35,648	15,510

Net interest income	128,845	23,287

Other income, net:
Gain on sale of agency securities, net	4,220	27,408
Gain on derivative instruments and trading securities, net	11,529	5,920

Total other income, net	15,749	33,328

Expenses:
Management fees	8,454	1,784
General and administrative expenses	2,597	1,681

Total expenses	11,051	3,465

Net income	$133,543	$53,150

Net income per common share—basic and diluted	$1.48	$2.13

Weighted average number of common shares outstanding—basic and diluted	90,304	25,002

Dividends declared per common share	$1.40	$1.40

Comprehensive income:
Net income	$133,543	$53,150

Other comprehensive income (loss):
Unrealized (loss) gain on available-for-sale securities, net	(39,802)	1,933
Unrealized gain (loss) on designated derivative instruments, net	61,126	(13,476)

Other comprehensive income (loss)	21,324	(11,543)

Comprehensive income	$154,867	$41,607

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	—	$—	64,856	$649	$1,561,908	$78,116	$(68,609)	$1,572,064
Net income	—	—	—	—	—	133,543	—	133,543
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(39,802)	(39,802)
Unrealized gain on designated derivative instruments	—	—	—	—	—	—	61,126	61,126
Issuance of common stock	—	—	63,964	639	1,752,173	—	—	1,752,812
Issuance of restricted stock	—	—	9	—	—	—	—	—
Stock-based compensation	—	—	—	—	38	—	—	38
Common dividends declared	—	—	—	—	—	(135,280)	—	(135,280)

Balance, March 31, 2011 (Unaudited)	—	$—	128,829	$1,288	$3,314,119	$76,379	$(47,285)	$3,344,501

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the three months ended March 31,
	2011	2010
Operating activities:
Net income	$133,543	$53,150
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency security premiums and discounts, net	48,019	12,259
Amortization of interest rate swap termination fee	—	3,676
Stock-based compensation	38	17
Gain on sale of agency securities, net	(4,220)	(27,408)
Gain on derivative instruments and trading securities, net	(11,529)	(5,920)
Purchases of trading securities	(410,023)	—
Proceeds from sale of trading securities	410,586	—
Proceeds from reverse repurchase agreements, net	247,438	—
(Increase) decrease in interest receivable	(45,953)	1,732
Decrease in other assets	52	126
Increase (decrease) in accounts payable and other accrued liabilities	7,588	(1,334)

Net cash provided by operating activities	375,539	36,298

Investing activities:
Purchases of agency securities	(14,688,180)	(3,056,410)
Proceeds from sale of agency securities	1,900,341	1,916,207
Net (payments on) proceeds from derivative instruments not designated as qualifying hedges	(227,507)	794
Principal collections on agency securities	795,371	175,205

Net cash used in investing activities	(12,219,975)	(964,204)

Financing activities:
Cash dividends paid	(90,798)	(34,050)
Decrease (increase) in restricted cash	873	(7,002)
Proceeds from repurchase agreements, net	10,313,947	809,281
Repayments on other debt	(5,082)	—
Net proceeds from common stock issuances	1,752,812	62,138

Net cash provided by financing activities	11,971,752	830,367

Net change in cash and cash equivalents	127,316	(97,539)
Cash and cash equivalents at beginning of period	173,258	202,803

Cash and cash equivalents at end of period	$300,574	$105,264

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(unaudited)

Note 1. Unaudited Interim Consolidated Financial Statements

The interim consolidated financial statements of American Capital Agency Corp. (together with its consolidated subsidiary, is referred throughout this report as the “Company”, “we”, “us” and “our”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.

Our unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC, and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Through March 31, 2011, there has been no activity in American Capital Agency TRS, LLC.

Note 2. Organization

We were organized in Delaware on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are externally managed by American Capital Agency Management, LLC (our “Manager”), a majority-owned subsidiary of a wholly-owned portfolio company of American Capital, Ltd. (“American Capital”).

We earn income primarily from investing in residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by government-sponsored entities (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”). We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Note 3. Summary of Significant Accounting Policies

Investments in Agency Securities

Accounting Standards Codification (“ASC”) Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.

Interest-only securities and inverse interest-only securities (collectively referred to as “interest-only securities”) represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. Interest-only securities are measured at fair value through earnings in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income. Our investments in interest-only securities are included in agency securities, at fair value on the accompanying consolidated balance sheets.

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

We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. Based on the criteria in ASC 320, the determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an agency security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the agency security (i.e. a decision has been made as the reporting date) or (ii) it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the agency security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value.

We did not recognize any OTTI charges on any of our agency securities for three months ended March 31, 2011 and 2010.

Interest Income

Interest income is accrued based on the outstanding principal amount of the agency securities and their contractual terms. Premiums and discounts associated with the purchase of agency securities are amortized or

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASC 310-20”).

We estimate long-term prepayment speeds using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and based on our Manager’s judgment we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.

In addition, pursuant to ASC 310-20, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected constant prepayment rate (“CPR”) assumptions, the lower our reset rate assumption is pursuant to ASC 310-20 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period.

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

Derivative and other Hedging Instruments

We maintain a risk management strategy, under which we use a variety of strategies to hedge some of our exposure to interest rate risk. The objective of our risk management strategy is to reduce fluctuations in book value and generate additional income distributable to stockholders. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or sell to-be-announced forward contracts (“TBAs”), forward contracts for specified agency securities and U.S. Treasury securities, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).

We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Hedging instruments that are not derivatives under ASC 815 are accounted for in accordance with ASC 320.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

We estimate the fair value of interest rate swaps based on inputs from a third-party pricing model. The third-party pricing model incorporates such factors as the Treasury curve, LIBOR rates, and the pay rate on the interest rate swaps. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swap and swaption agreements. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

Interest rate swaptions

We may purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Put and call options on TBA securities

We may purchase put and call options on TBA securities to hedge against short-term changes in interest rates. Under a purchased put option, we have the right to sell to the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a purchased call option, we have the right to purchase from the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium paid for a put or call option is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income. When a purchased put or call option expires unexercised, a realized loss is reported in our consolidated statement of operations and comprehensive income equal to the premium paid. When a purchased put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations and comprehensive income equal to the difference between the premium paid and the fair value of the exercised put or call option. In addition, a derivative asset is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

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

U.S. Treasury securities

We may purchase or sell short U.S. Treasury securities to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized and unrealized gains and losses associated with purchases and short sales of Treasury Securities are recognized in gains (losses) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income.

Total return swaps

We may enter into total return swaps to obtain exposure to a security or market sector without owning such security or investing directly in that market sector. Total return swaps are agreements in which there is an exchange of cash flows whereby one party commits to make payments based on the total return (coupon plus the

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

mark-to-market movement) of an underlying instrument or index in exchange for fixed or floating rate interest payments. To the extent the total return of the instrument or index underlying the transaction exceeds or falls short of the offsetting interest rate obligation, we will receive a payment from or make a payment to the counterparty.

The primary total return swap index in which we invest is the Markit IOS Index. Total return swaps based on the Markit IOS index are intended to synthetically replicate the performance of interest-only securities. We determine the fair value of our total return swaps based on published index prices. Realized and unrealized gains and losses associated with changes in market value of the underlying index and coupon interest are recognized in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income.

Variable Interest Entities

ASC Topic 810, Consolidation (“ASC 810”), requires a qualitative assessment in determining the primary beneficiary of a variable interest entities (“VIEs”) and ongoing assessments of control over such entities as well as additional disclosures for entities that have variable interests in VIEs.

We may enter into transactions involving a CMO trust (e.g. a VIE) whereby we transfer agency securities to an investment bank in exchange for cash proceeds and at the same time enter into a commitment with the same investment bank to purchase to-be-issued securities collateralized by the agency securities transferred. We will consolidate a CMO trust (as it relates to the assets transferred or contributed by us and the related liabilities issued by the trust) if we are the CMO trust’s primary beneficiary; that is, if we have a variable interest (or combination of variable interests) that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. In determining if we have a controlling financial interest, we evaluate whether we share the power to control the selection of financial assets transferred to the CMO trust with an unrelated party. We may share power in the selection of assets for certain CMO trusts (i.e., both we and the unrelated party must consent to the transfer of such assets to the CMO trust); however, if our economic interest in the CMO trust is disproportionate to the shared power, we may be deemed to be the primary beneficiary.

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which is intended to improve the accounting for repurchase agreements by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, as well as implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and the guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not believe the adoption of ASU 2011-03 will have a material impact on our consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

Note 4. Agency Securities

The following tables summarize our investments in agency securities as of March 31, 2011 (dollars in thousands):

	As of March 31, 2011
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities classified as available-for-sale:
Agency securities, par	$17,870,437	$9,072,872	$115,198	$27,058,507
Unamortized discount	(1,007)	(1,100)	—	(2,107)
Unamortized premium	773,614	315,195	4,766	1,093,575

Amortized cost	18,643,044	9,386,967	119,964	28,149,975
Gross unrealized gains	60,690	21,532	428	82,650
Gross unrealized losses	(88,710)	(61,319)	(372)	(150,401)

Available-for-sale securities, at fair value	18,615,024	9,347,180	120,020	28,082,224

Agency securities remeasured at fair value through earnings:
Interest-only securities, amortized cost(1)	43,087	60,246	—	103,333
Gross unrealized gains	3,519	3,739	—	7,258
Gross unrealized losses	(197)	(43)	—	(240)

Agency securities measured at fair value through earnings, at fair value	46,409	63,942	—	110,351

Total agency securities, at fair value	$18,661,433	$9,411,122	$120,020	$28,192,575

Weighted average coupon as of March 31, 2011(2)	4.59%	4.49%	4.28%	4.56%
Weighted average yield as of March 31, 2011(3)	3.49%	3.45%	2.18%	3.47%
Weighted average yield for the three months ended March 31, 2011(3)	3.49%	3.23%	1.98%	3.39%

(1)	Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The underlying unamortized principal balance of our Fannie Mae and Freddie Mac interest-only securities was $340.3 million and $450.6 million, respectively, or a total of $790.9 million, and the weighted average contractual interest we are entitled to receive was 5.27% of these amounts as of March 31, 2011.
(2)	The weighted average coupon includes the interest cash flows from our interest-only securities taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the underlying unamortized principal balance of our interest-only securities) as of March 31, 2011.
(3)	Incorporates an average future constant prepayment rate assumption of 10% based on forward rates as of March 31, 2011 and an average reset rate for adjustable rate securities of 2.73%, which is equal to the average underlying index rate of 0.91% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%.

	As of March 31, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$22,968,175	$45,533	$(137,799)	$22,875,909
Adjustable-Rate	4,898,586	30,010	(12,602)	4,915,994
CMO	283,214	7,107	—	290,321
Interest-only securities	103,333	7,258	(240)	110,351

Total agency securities	$28,253,308	$89,908	$(150,641)	$28,192,575

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

The following tables summarize our investments in agency securities as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities classified as available-for-sale:
Agency securities, par	$8,207,464	$4,599,712	$100,408	$12,907,584
Unamortized discount	(930)	(1,044)	—	(1,974)
Unamortized premium	350,747	220,465	4,670	575,882

Amortized cost	8,557,281	4,819,133	105,078	13,481,492
Gross unrealized gains	56,181	11,929	384	68,494
Gross unrealized losses	(53,893)	(42,356)	(196)	(96,445)

Available-for-sale securities, at fair value	8,559,569	4,788,706	105,266	13,453,541

Agency securities remeasured at fair value through earnings:
Interest-only securities, amortized cost(1)	18,957	33,447	—	52,404
Gross unrealized gains	1,559	3,356	—	4,915
Gross unrealized losses	(91)	(489)	—	(580)

Agency securities measured at fair value through earnings, at fair value	20,425	36,314	—	56,739

Total agency securities, at fair value	$8,579,994	$4,825,020	$105,266	$13,510,280

Weighted average coupon as of December 31, 2010(2)	4.63%	4.83%	4.37%	4.70%
Weighted average yield as of December 31, 2010(3)	3.34%	3.28%	2.14%	3.31%
Weighted average yield for the year ended December 31, 2010(3)	3.49%	3.42%	2.22%	3.44%

(1)	Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The underlying unamortized principal balance of our Fannie Mae and Freddie Mac interest-only securities was $230.0 million and $314.7 million, respectively, or a total of $544.7 million, and the weighted average contractual interest we are entitled to receive was 4.95% of these amounts as of December 31, 2010.
(2)	The weighted average coupon includes the interest cash flows from our interest-only securities taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the underlying unamortized principal balance of our interest-only securities) as of December 31, 2010.
(3)	Incorporates an average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%.

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$9,144,352	$39,844	$(82,717)	$9,101,479
Adjustable-Rate	3,942,937	20,955	(13,728)	3,950,164
CMO	394,203	7,695	—	401,898
Interest-only securities	52,404	4,915	(580)	56,739

Total agency securities	$13,533,896	$73,409	$(97,025)	$13,510,280

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities classified as available-for-sale as of March 31, 2011 and December 31, 2010, according to their estimated weighted average life classification (dollars in thousands):

	As of March 31, 2011			As of December 31, 2010
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$4,243	$4,296	4.39%	$—	$—	—
Greater than one year and less than or equal to three years	103,442	102,369	4.97%	133,123	132,520	5.05%
Greater than three years and less than or equal to five years	7,254,072	7,224,166	4.70%	3,841,282	3,821,992	4.92%
Greater than five years	20,720,467	20,819,144	4.30%	9,479,136	9,526,980	4.31%

Total	$28,082,224	$20,149,975	4.40%	$13,453,541	$13,481,492	4.49%

The weighted average life of our interest-only securities was 6.5 and 6.2 years as of March 31, 2011 and December 31, 2010, respectively.

The weighted average lives of the agency securities as of March 31, 2011 and December 31, 2010 incorporates anticipated future prepayment assumptions. As of March 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 10%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in making adjustments for different securities. Various market participants could use materially different assumptions.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for available-for-sale securities for the three months ended March 31, 2011 and 2010 (in thousands):

	Beginning Balance	Unrealized Gains and (Losses)	Reversal of Prior Period Unrealized (Gains) and Losses on Realization	Ending Balance
Three months ended March 31, 2011	$(27,950)	(35,581)	(4,220)	$(67,751)
Three months ended March 31, 2010	$36,018	29,341	(27,408)	$37,951

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2011 and December 31, 2010 (in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2011	$16,301,073	$(150,401)	$—	$—	$16,301,073	$(150,401)
December 31, 2010	$7,498,384	$(96,445)	$—	$—	$7,498,384	$(96,445)

As of March 31, 2011, we did not intend to sell any of these agency securities and we believe it is not more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees but are rather due to changes in interest rates and prepayment expectations.

Gains and Losses

The following table is a summary of our net gain from sale of agency securities for the three months ended March 31, 2011 and 2010 (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Agency securities sold, at cost	$(1,935,457)	$(2,117,510)
Proceeds from agency securities sold	1,939,677	2,144,918

Net gains on sale of agency securities	$4,220	$27,408

Gross gains on sale of agency securities	$18,955	$30,054
Gross losses on sale of agency securities	(14,735)	(2,646)

Net gains on sale of agency securities	$4,220	$27,408

For the three months ended March 31, 2011 and 2010, we recognized an unrealized gain of $2.7 million and $2.1 million in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income for the change in value of investments in interest-only securities. There were no sales of interest-only securities during the three months ended March 31, 2011 and 2010.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Pledged Assets

The following tables summarize our agency securities pledged as collateral under repurchase agreements, other debt, derivative agreements and prime broker agreements by type as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$14,511,221	$8,481,140	$315,041	$23,307,402
Amortized cost	14,537,123	8,512,587	315,394	23,365,104
Accrued interest on pledged agency securities	51,327	28,702	1,089	81,118

Under Other Debt Agreements
Fair value	72,446	—	—	72,446
Amortized cost	71,824	—	—	71,824
Accrued interest on pledged agency securities	299	—	—	299

Under Derivative Agreements
Fair value	34,189	48,186	—	82,375
Amortized cost	33,965	48,122	—	82,087
Accrued interest on pledged agency securities	129	181	—	310

Under Prime Broker Agreements
Fair value	21,408	44,901	—	66,309
Amortized cost	21,153	44,758	—	65,911
Accrued interest on pledged agency securities	80	156	—	236

Total Fair Value of Agency Securities Pledged and Accrued Interest	$14,691,099	$8,603,266	$316,130	$23,610,495

(1)	Agency securities pledged include pledged amounts of $265.4 million related to agency securities sold but not yet settled as of March 31, 2011.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

	As of December 31, 2010
Agency Securities Pledged(2)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$7,707,046	$4,554,541	$95,066	$12,356,653
Amortized cost	7,709,785	4,591,245	94,860	12,395,890
Accrued interest on pledged agency securities	27,589	15,642	332	43,563

Under Other Debt Agreements
Fair value	77,906	—	—	77,906
Amortized cost	77,460	—	—	77,460
Accrued interest on pledged agency securities	325	—	—	325

Under Derivative Agreements
Fair value	36,651	30,306	—	66,957
Amortized cost	36,343	30,382	—	66,725
Accrued interest on pledged agency securities	156	118	—	274

Under Prime Broker Agreements
Fair value	6,061	5,997	2,032	14,090
Amortized cost	6,061	6,061	2,024	14,146
Accrued interest on pledged agency securities	28	21	8	57

Total Fair Value of Agency Securities Pledged and Accrued Interest	$7,855,762	$4,606,625	$97,438	$12,559,825

(2)	Agency securities pledged include pledged amounts of $244.7 million related to agency securities sold but not yet settled as of December 31, 2010.

The following table summarizes our agency securities pledged as collateral under repurchase agreements and other debt by remaining maturity as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	As of March 31, 2011(1)			As of December 31, 2010(1)
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$19,617,054	$19,671,265	$67,809	$9,909,121	$9,943,239	$35,151
31 - 59 days	3,762,794	3,765,663	13,608	2,525,438	2,530,111	8,737
60 - 90 days	—	—	—	—	—	—
Greater than 90 days	—	—	—	—	—	—

Total	$23,379,848	$23,436,928	$81,417	$12,434,559	$12,473,350	$43,888

(1)	Agency securities pledged include pledged amounts of $265.4 million and $244.7 million related to agency securities sold but not yet settled as of March 31, 2011 and December 31, 2010, respectively.

Securitizations

All of our CMO securities are backed by fixed or adjustable-rate agency securities and Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Our involvement with the consolidated CMO trust described below is limited to the agency securities transferred to the trust by the investment bank and the CMO securities subsequently held by

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

us. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Whether or not we were involved with the formation of the CMO or purchased the securities from third parties in separate transactions, our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest-only securities held by us. As of March 31, 2011 and December 31, 2010, the fair value of all of our CMO securities and interest-only securities, excluding the consolidated CMO trust discussed below, was $400.7 million and $458.6 million, respectively, or $405.3 million and $463.6 million, respectively, including the net asset value of the consolidated CMO trust discussed below.

During fiscal year 2010, we entered into a CMO transaction whereby we transferred agency securities with a cost basis of $85.9 million to an investment bank in exchange for cash proceeds of $80.8 million and at the same time entered into a commitment with the same investment bank to purchase a to-be-issued interest-only strip collateralized by the agency securities transferred for $5.1 million. The investment bank contributed the transferred agency securities to a securitization trust held by Fannie Mae in exchange for CMO securities issued by the trust. Once the transferred agency securities were transferred to the securitization trust, Fannie Mae may only remove such securities upon certain events. Pursuant to the pre-existing commitment, the investment bank transferred to us the interest-only security issued by the trust. Our primary purpose for entering into this transaction was to eliminate the need to finance the principal class by transferring it to third parties, while still retaining the underlying economics of a financed transaction for the transferred securities, which we viewed as favorable. We concluded that we were the primary beneficiary of the CMO trust based on our disproportionate economic interest and, accordingly, we consolidated the CMO trust as it related to the agency securities transferred by us and the related liabilities issued by the trust. The effect of consolidating the CMO trust was that the interest-only security received was eliminated and we continued to recognize the assets transferred to the securitization trust in our total agency securities held and recorded a corresponding liability for the debt issued by the securitization trust, which is classified as other debt in our accompanying consolidated balance sheets. As of March 31, 2011, we recognized agency securities with a total fair value of $72.4 million and a principal balance of $68.4 million collateralized the remaining debt outstanding issued by the securitization trust of $67.8 million. As of December 31, 2010, we recognized agency securities with a total fair value of $77.9 million and a principal balance of $73.5 million collateralized the remaining debt outstanding issued by the securitization trust of $72.9 million. Such agency securities can only be used to settle this debt and the holder(s) of the debt issued by the securitization trust have no recourse to us. Further, there are no arrangements that could require us to provide financial support to this securitization trust. The consolidation did not materially impact our accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows.

Note 5. Repurchase Agreements and Other Debt

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2011 and December 31, 2010, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	As of March 31, 2011			As of December 31, 2010
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$5,684,592	0.28%	12	$3,306,175	0.32%	12
31 - 60 days	8,714,973	0.28%	18	5,648,155	0.31%	20
61 - 90 days	5,773,164	0.28%	32	1,496,452	0.29%	33
Greater than 90 days	1,821,310	0.28%	21	1,229,310	0.29%	43

Total / Weighted Average	$21,994,039	0.28%	20	$11,680,092	0.31%	22

As of March 31, 2011 and December 31, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Other debt of $67.8 million and $72.9 million as of March 31, 2011 and December 31, 2010, respectively, consists of other variable rate debt outstanding at LIBOR plus 25 basis points in connection with the consolidation of a structured transaction for which we are the primary beneficiary in our accompanying financial statements (see Note 4).

Note 6. Derivative and Other Hedging Instruments

In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities, and synthetic total return swaps, such as the IOS Index. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 3.

As of March 31, 2011 and December 31, 2010, our derivative and other hedging instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one-month LIBOR with terms usually ranging up to 5 years. Our interest rate swaps are generally designated as cash flow hedges under ASC 815.

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

Derivatives Designated as Hedging Instruments

As of March 31, 2011, we had net interest rate swap assets of $20.0 million and, as of December 31, 2010, net interest rate swap liabilities of $37.7 million. The tables below summarize information about our outstanding interest rate swaps as of March 31, 2011 and December 31, 2010 (dollars in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Balance Sheet Location	As of
		March 31, 2011	December 31, 2010
Interest rate swap assets	Derivative assets, at fair value	$80,920	$33,695
Interest rate swap liabilities	Derivative liabilities, at fair value	(60,872)	(71,417)

		$20,048	$(37,722)

	As of March 31, 2011
Remaining Term for Interest Rate Swaps Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$750,000	1.40%	0.25%	$(3,685)	0.5
Greater than 1 year and less than 3 years	3,050,000	1.41%	0.25%	(20,377)	2.1
Greater than 3 years and less than 5 years	7,050,000	1.69%	0.25%	24,587	3.7
Greater than 5 years	4,100,000	2.35%	0.25%	19,523	5.1

Total	$14,950,000	1.80%	0.25%	$20,048	3.6

(1)	Remaining term includes the effect of deferred start dates for forward starting swaps of $5.6 billion ranging from one to nine months from March 31, 2011.

	As of December 31, 2010
Remaining Term for Interest Rate Swaps Designated as Hedging Instruments	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$750,000	1.40%	0.26%	$(5,595)	0.7
Greater than 1 year and less than 3 years	2,850,000	1.54%	0.26%	(32,865)	2.5
Greater than 3 years and less than 5 years	2,850,000	1.78%	0.26%	738	4.3
Greater than 5 years	—	—	—	—	—

Total	$6,450,000	1.63%	0.26%	$(37,722)	3.1

The following table summarizes information about our outstanding interest rate swaps designated as hedging instruments for the three months ended March 31, 2011 and 2010 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Expirations/ Terminations	Ending Notional Amount
Three months ended March 31, 2011	$6,450,000	8,500,000	—	$14,950,000
Three months ended March 31, 2010	$2,050,000	300,000	—	$2,350,000

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below summarizes the effect of interest rate swaps designated as hedges under ASC 815 on our consolidated statement of operations for the three months ended March 31, 2011 and 2010 (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2011	$57,901	Interest expense	$(23,111)	Gain on derivative instruments and trading securities, net	$(132)
Three months ended March 31, 2010	$(17,334)	Interest expense	$(13,327)	Gain on derivative instruments and trading securities, net	$(192)

As of March 31, 2011, the amount of net interest expense expected to flow through our statement of operations over the next twelve months due to expected net settlements on our interest rate swaps is $186.8 million.

Additionally, during the three months ended March 31, 2011 and 2010, we entered into or held forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges pursuant to ASC 815. The following table summarizes information about our outstanding forward contracts designated as hedging instruments for the three months ended March 31, 2011 and 2010 (dollars in thousands):

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Three months ended March 31, 2011	$245,000	—	(245,000)	$—	$—	—
Three months ended March 31, 2010	$—	66,300	—	$66,300	$(10)	1

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The table below summarizes the effect of purchases of TBAs and forward settling securities designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands).

Purchases of TBAs and Forward Settling Securities in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2011	$12	$(3,213)	Gain on derivative instruments and trading securities, net	$—
Three months ended March 31, 2010	$(10)	$—	Gain on derivative instruments and trading securities, net	$—

Derivatives Not Designated as Hedging Instruments

As of March 31, 2011 and December 31, 2010, we had contracts to purchase (“long position”) and sell (“short position”) TBA and specified agency securities on a forward basis. Following is a summary of our long and short TBA and forward settling positions as of March 31, 2011 and December 31, 2010 (in thousands).

	As of March 31, 2011		As of December 31, 2010
Purchase and Sale Contracts for TBA and Forward Settling Securities Not Designated as Hedging Instruments	Notional Amount	Fair Value	Notional Amount	Fair Value
15 Year Securities:
Purchase	$3,823,000	$(24,988)	$1,532,000	$10,297
Sale	(2,342,000)	9,527	(1,454,500)	(3,127)

15 Year Securities, Net	1,481,000	(15,461)	77,500	7,170

20 Year Securities:
Purchase	—	—	125,000	(2,116)
Sale	—	—	—	—

20 Year Securities, Net	—	—	125,000	(2,116)

30 Year Securities:
Purchase	494,000	(1,204)	784,303	3,509
Sale	(3,059,000)	9,584	(1,835,700)	6,738

30 Year Securities, Net	(2,565,000)	8,380	(1,051,397)	10,247

Total, Net	$(1,084,000)	$(7,081)	$(848,897)	$15,301

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

As of March 31, 2011 and December 31, 2010, we had interest rate swap agreements outstanding that were not designated as hedges under ASC 815 consisting of interest rate swap agreements where we pay a fixed rate (“payer interest rate swaps”) and interest rate swap agreements where we receive a fixed rate (“receiver interest rate swaps”), summarized in the tables below (dollars in thousands).

	As of March 31, 2011
Interest Rate Swaps Not Designated as Hedging Instruments	Maturity	Notional Amount	Average Fixed Pay (Receive) Rate	Average Receive (Pay) Rate	Fair Value	Average Maturity (Years)
Payer interest rate swaps	2015	$250,000	1.66%	0.26%	$6,036	4.6
Receiver interest rate swaps	2015	$100,000	-2.50%	-0.25%	$1,539	4.5

	As of December 31, 2010
Interest Rate Swaps Not Designated as Hedging Instruments	Maturity	Notional Amount	Average Fixed Pay (Receive) Rate	Average Receive (Pay) Rate	Fair Value	Average Maturity (Years)
Payer interest rate swaps	2015	$250,000	1.66%	0.26%	$4,140	4.9
Receiver interest rate swaps	2015	$200,000	-2.26%	-0.26%	$2,743	4.7

As of March 31, 2011 and December 31, 2010, we had interest rate swaption agreements outstanding consisting of options to enter into interest rate swaps in the future where we would pay a fixed rate (“payer swaptions”) and options to enter into interest rate swaps in the future where we would receive a fixed rate (“receiver swaptions”), as summarized in the tables below (dollars in thousands):

	As of March 31, 2011
	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$20,372	$21,287	7	$2,100,000	3.16%	1M LIBOR	6.1
Receiver	369	2	1	250,000	1M LIBOR	1.75%	5.0

	$20,741	$21,289		$2,350,000

	As of December 31, 2010
	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$4,596	$16,766	4	$850,000	2.28%	1M LIBOR	5.6

As of March 31, 2011, we had total return swaps outstanding linked to the Markit IOS Index, summarized in the table below, where we are entitled to receive the stated coupon, net of an implied financing cost equal to one-month LIBOR, plus/(minus) increases/(decreases) in the index market value (“long position”). Long positions linked to the index are intended to synthetically replicate the performance of interest-only securities. Therefore, as interest rates rise and prepayment expectations decline, the index will typically increase in value and, as interest rates fall and prepayment expectations rise, the index will typically decrease in value. As the holder of the long position, we are required to pay a monthly periodic cash settlement equal to a decrease in the index value and, conversely, we are entitled to receive a periodic cash settlement equal to an increase in the index value. Changes, or mark-to-market movements, in the index are measured from the preceding periodic

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

measurement date. Periodic cash settlements of the index mark-to-market movements are netted against periodic cash settlements of the stated coupon, less the implied financing costs. As of March 31, 2011, the linked index values of our total return swaps totaled $215.9 million. As of March 31, 2011, the fair value of these total return swaps reported in derivative assets, at fair value on our consolidated balance sheet was $7.6 million and represents the unrealized mark-to-market change in the linked index value since the preceding measurement date through March 31, 2011. Realized and unrealized gains and losses associated with changes in the underlying linked index value and net coupon interest are recognized in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income. We did not have any total return swaps outstanding as of December 31, 2010.

	As of March 31, 2011
Markit IOS Sub-Index	Notional Amount	Expiration Date	Fair Value
5.0%, 30-year, fixed rate, Fannie Mae MBS pools	$303,817	January 2040	$3,038
5.5%, 30-year, fixed rate, Fannie Mae MBS pools	490,713	January 2039	2,760
6.0%, 30-year, fixed rate, Fannie Mae MBS pools	220,784	January 2039	1,760

	$1,015,314		$7,558

The table below summarizes fair value information about our derivatives outstanding that were not designated as hedging instruments as of March 31, 2011 and December 31, 2010 (in thousands).

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	As of
		March 31, 2011	December 31, 2010
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	$407	$2,929
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	24,298	16,320
Markit IOS Index total return swaps	Derivative assets, at fair value	7,558	—
Payer interest rate swaps	Derivative assets, at fair value	6,036	4,140
Receiver interest rate swaps	Derivative assets, at fair value	1,539	2,743
Payer swaptions	Derivative assets, at fair value	21,287	16,766
Receiver swaptions	Derivative assets, at fair value	2	—

		$61,127	$42,898

Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	$(26,598)	$(2,193)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(5,188)	(1,755)

		$(31,786)	$(3,948)

Additionally, as of December 31, 2010, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $245.5 million. The borrowed securities were used to cover short sales of treasury securities from which we received total proceeds of $244.8 million. The increase in fair value of the borrowed securities through December 31, 2010 was recorded as a loss of $0.7 million in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income for fiscal year 2010. As of March 31, 2011, we had no outstanding amounts under reverse repurchase agreements.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for the three months ended March 31, 2011 and 2010 (in thousands):

	For the Three Months Ended March 31, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of March 31, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$512,303	12,267,693	(8,463,896)	$4,316,100	$(15,795)
Sale of TBA and forward settling agency securities	$1,361,200	18,320,770	(14,281,935)	$5,400,035	18,863
Payer interest rate swaps	$250,000	—	—	$250,000	965
Receiver interest rate swaps	$200,000	—	(100,000)	$100,000	(1,773)
Payer swaptions	$850,000	1,550,000	(300,000)	$2,100,000	(5,036)
Put options	$—	(200,000)	200,000	$—	1,133
Receiver swaptions	$—	250,000	—	$250,000	(367)
Short sales of U.S. government securities	$250,000	2,915,000	(3,165,000)	$—	869
Markit IOS total return swaps—long	$—	1,089,420	(74,106)	$1,015,314	9,556

					$8,415

(1)	This amount excludes $2.7 million recorded as a gain for interest-only securities re-measured at fair value through earnings, a loss of $0.1 million for hedge ineffectiveness on our outstanding interest rate swaps designated as hedging instruments and a gain of $0.6 million from trading securities in gain on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive for the three months ended March 31, 2011.

	For the Three Months Ended March 31, 2010
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of March 31, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$596,516	835,876	(1,247,724)	$184,668	$4,238
Sale of TBA and forward settling agency securities	$616,747	966,166	(1,247,913)	$335,000	2,746
Payer Swaptions	$200,000	—	—	$200,000	(1,791)
Receiver Swaptions	$100,000	100,000	(100,000)	$100,000	(376)
Put Options	$—	75,000	—	$75,000	37
Interest rate swaps	$—	100,000	(100,000)	$—	(831)

					$4,023

(1)	This amount excludes $2.1 million recorded as a gain for interest-only securities remeasured at fair value through earnings and a loss of $0.2 million for hedge ineffectiveness on our outstanding interest rate swaps designated as hedging instruments in gain (loss) on derivative instruments, net in our consolidated statements of operations and comprehensive for the three months ended March 31, 2010.

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

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

Each of our ISDA Master Agreements contains provisions under which we are required to fully collateralize our obligations under the swap instrument if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values.

Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain certain minimum shareholders’ equity thresholds or our REIT status or comply with limits on our leverage above certain specified levels.

As of March 31, 2011, the fair value of our interest rate swaps in a liability position related to these agreements was $60.9 million. We had agency securities with fair values of $82.4 million, and restricted cash of $75.2 million, or $157.6 million in total agency securities and restricted cash, pledged as collateral against our interest rate swaps, including initial collateral posted upon execution of interest rate swap and total return swap transactions, as of March 31, 2011. Termination values of interest rate swaps in a liability position totaled $62.7 million as of March 31, 2011. The difference between the fair value liability and the termination liability represents accrued interest and an adjustment for nonperformance risk of our counterparties.

Note 7. Fair Value Measurements

ASC 820 provides for a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three months ended March 31, 2011 and 2010. The three levels of hierarchy are defined as follows:

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

AMERICAN CAPITAL AGENCY CORP.

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(unaudited)

All of our agency securities and derivative and hedging assets and liabilities were valued based on the income or market approach using Level 2 inputs as of March 31, 2011 and December 31, 2010.

Note 8. Stockholders’ Equity

Equity Offerings

During the three months ended March 31, 2011, we completed two follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share amounts):

Public Offering	Public Offering Price per Share(1)	Shares	Net Proceeds(2)
January 2011	$28.00	26,910	$719,310
March 2011	$27.72	32,200	892,434

Total		59,110	$1,611,744

(1)	Public offering price per share is gross of underwriters’ discount, if applicable
(2)	Net proceeds are net of the underwriters’ discount, if applicable and other offering costs

Controlled Equity OfferingSM Program

We have a sales agreement with an underwriter to, from time to time, publicly offer and sell up to 15 million shares of our common stock in privately negotiated and/or at-the-market transactions. During the three months ended March 31, 2011, we sold 4.3 million shares of our common stock under the sales agreement at an average offering price of $29.41 per share for proceeds, net of the underwriter’s discount and other program costs, of $126.1 million. As of March 31, 2011, 6.3 million shares of our common stock remain under the sales agreement.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three months ended March 31, 2011, we issued 0.5 million shares under the plan for net cash proceeds of $14.9 million. As of March 31, 2011, there were 4.7 million shares available for issuance under the plan.

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

We earn income primarily from investing in residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) on a leveraged basis. These investments consist of securities for which the principal and interest payments are guaranteed by U.S. Government-sponsored entities (“GSEs”), such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association, (“Ginnie Mae”). We refer to these types of securities as agency securities and the specific agency securities in which we invest as our investment portfolio.

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

FINANCIAL CONDITION

As of March 31, 2011 and December 31, 2010, our investment portfolio consisted of $28.2 billion and $13.5 billion, respectively, of agency securities. The following tables summarize certain characteristics of our investment portfolio as of March 31, 2011 (dollars in thousands):

	As of March 31, 2011
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Agency Securities Classified as Available-For-Sale:
Fannie Mae	$17,870,437	$18,643,044	104.3%	$18,615,024	4.51%	3.46%
Freddie Mac	9,072,872	9,386,967	103.5%	9,347,180	4.21%	3.37%
Ginnie Mae	115,198	119,964	104.1%	120,020	4.28%	2.18%

Total / Weighted Average Available- For-Sale Agency Securities	$27,058,507	$28,149,975	104.0%	$28,082,224	4.40%	3.42%

Fixed-Rate	$22,084,799	$22,968,175	104.0%	$22,875,909	4.40%	3.59%
Adjustable-Rate	4,697,849	4,898,586	104.3%	4,915,994	4.45%	2.70%
CMO	275,861	283,214	102.7%	290,321	3.82%	2.75%

Total / Weighted Average Available- For-Sale Agency Securities	$27,058,509	$28,149,975	104.0%	$28,082,224	4.40%	3.42%

	As of March 31, 2011
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average
				Coupon	Yield(1)
Agency Securities Remeasured at Fair Value Through Earnings:
Inerest-Only Securities
Fannie Mae	$340,353	$43,087	$46,409	4.66%	15.88%
Freddie Mac	450,586	60,246	63,942	5.74%	15.86%

Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$790,939	$103,333	$110,351	5.27%	15.87%

(1)	Incorporates an average future constant prepayment rate assumption of 10% based on forward rates as of March 31, 2011 and an average reset rate for adjustable rate securities of 2.73%, which is equal to the average underlying index rate of 0.91% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%.

Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance of specific CMO securities. The interest cash flows from our interest-only securities taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 4.56% of the combined par value our agency securities (excluding the underlying unamortized principal balance of our interest-only securities) as of March 31, 2011. The combined weighted average yield of our agency portfolio was 3.47% as of March 31, 2011.

The following table summarizes certain characteristics of our investment portfolio as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Agency Securities Classified as Available-For-Sale:
Fannie Mae	$8,207,464	$8,557,281	104.3%	$8,559,569	4.51%	3.31%
Freddie Mac	4,599,712	4,819,133	104.8%	4,788,706	4.45%	3.11%
Ginnie Mae	100,408	105,078	104.7%	105,266	4.37%	2.14%

Total / Weighted Average Available- For-Sale Agency Securities	12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%

Fixed-Rate	8,779,691	$9,144,352	104.2%	$9,101,479	4.29%	3.45%
Adjustable-Rate	3,745,363	3,942,937	105.3%	3,950,164	4.96%	2.69%
CMO	382,530	394,203	103.1%	401,898	4.27%	3.52%

Total / Weighted Average Available- For-Sale Agency Securities	$12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%

	As of December 31, 2010
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average
				Coupon	Yield(1)
Agency Securities Remeasured at Fair Value Through Earnings:
Interest-Only Securities
Fannie Mae	$229,980	$18,957	$20,425	4.18%	15.48%
Freddie Mac	314,705	33,447	36,314	5.52%	27.23%

Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$544,685	$52,404	$56,739	4.95%	22.98%

(1)	Incorporates an average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%.

As of December 31, 2010, the interest cash flows from our interest-only securities taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 4.70% of the combined par value our agency securities (excluding the underlying unamortized principal balance of our interest-only securities). The combined weighted average yield of our agency portfolio was 3.31% as of December 31, 2010.

As of March 31, 2011 and December 31, 2010, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices. The following tables detail the characteristics of our ARMs and hybrid ARMs portfolio by index as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	As of March 31, 2011				As of December 31, 2010
	Six-Month LIBOR	One-Year LIBOR	One-Year Treasury	Twelve-Month Treasury Average	Six-Month LIBOR	One-Year LIBOR	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	42	76	45	33	39	75	48	35
Weighted average margin	1.59%	1.79%	2.08%	1.84%	1.53%	1.75%	2.14%	1.83%
Weighted average annual period cap	1.09%	2.00%	1.78%	1.00%	1.23%	2.00%	1.86%	1.00%
Weighted average lifetime cap	10.60%	9.32%	10.23%	10.12%	10.86%	9.88%	10.28%	10.13%
Principal amount	$106,922	$3,847,101	$490,455	$253,371	$141,318	$2,683,203	$659,825	$261,017
Percentage of investment portfolio at par value	0%	14%	2%	1%	1%	21%	5%	2%

The following table details the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of March 31, 2011 and December 31, 2010 (dollars in thousands):

	As of March 31, 2011			As of December 31, 2010
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than one year	$16,790	1%	6	$25,803	1%	7
Greater than or equal to one year and less than two years	109,827	2%	20	218,928	5%	18
Greater than or equal to two years and less than three years	710,723	14%	31	737,130	19%	33
Greater than or equal to three years and less than five years	933,838	19%	45	1,010,349	26%	47
Greater than or equal to five years	3,144,816	64%	87	1,957,954	49%	94

Total / Weighted Average	$4,915,994	100%	69	$3,950,164	100%	66

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of March 31, 2011 and December 31, 2010, the average final contractual maturity of the agency securities in our investment portfolio was 22 years. The estimated weighted average months to maturity of the agency securities in the table below are based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

The following table summarizes our agency securities classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of March 31, 2011 and December 31, 2010 (in thousands):

	As of March 31, 2011			As of December 31, 2010
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$4,243	$4,296	4.39%	$—	$—	—
Greater than one year and less than or equal to three years	103,442	102,369	4.97%	133,123	132,520	5.05%
Greater than three years and less than or equal to five years	7,254,072	7,224,166	4.70%	3,821,992	3,821,992	4.92%
Greater than five years	20,720,467	20,819,144	4.30%	9,479,136	9,526,981	4.31%

Total	$28,082,224	$20,149,975	4.40%	$13,453,541	$13,481,492	4.49%

The weighted average life of our interest-only securities was 6.5 and 6.2 years as of March 31, 2011 and December 31, 2010, respectively.

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact the rate of prepayments, as interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of March 31, 2011, our portfolio was purchased at a net premium.

In determining the estimated weighted average months to maturity of our agency securities and the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 10% as of March 31, 2011. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The table below presents our condensed consolidated statements of operations and key statistics as of March 31, 2011 and December 31, 2010 and for the three months ended March 31, 2011 and 2010 (in thousands, except per share amounts):

	As of
	March 31, 2011	December 31, 2010
Balance Sheet Data:
Investment portfolio, at fair value	$28,192,575	$13,510,280
Total assets	$29,154,963	$14,475,829
Repurchase agreements and other debt	$22,061,884	$11,753,019
Total liabilities	$25,810,462	$12,903,765
Total stockholders’ equity	$3,344,501	$1,572,064
Net asset value per common share as of period end(1)	$25.96	$24.24

	For the three months ended March 31,
	2011	2010
Consolidated Statement of Operations Data:
Interest income	$164,493	$38,797
Interest expense	35,648	15,510

Net interest income	128,845	23,287

Gain from sale of agency securities, net	4,220	27,408
Gain from derivative instruments and trading securities, net	11,529	5,920

Total other income, net	15,749	33,328

Management fees	8,454	1,784
General and administrative expenses	2,597	1,681

Total expenses	11,051	3,465

Net income	$133,543	$53,150

Net income per common share—basic and diluted	$1.48	$2.13

Weighted average number of common shares outstanding—basic and diluted	90,304	25,002

Dividends declared per common share	$1.40	$1.40

	For the three months ended March 31,
	2011	2010
Other Data:
Average agency securities, at cost	$19,361,473	$4,099,855
Average agency securities, at cost—percent of par value	104.4%	104.9%
Average total assets, at fair value	$20,472,785	$4,591,850
Average repurchase agreements and other debt	$17,755,790	$3,787,583
Average stockholders’ equity	$2,411,628	$580,056
Average coupon(2)	4.58%	5.17%
Average asset yield(3)	3.39%	3.78%
Average cost of funds(4)	0.81%	1.23%
Average cost of funds—terminated swap amortization expense(5)	—	0.39%
Average net interest rate spread(6)	2.58%	2.16%
Average actual CPR for securities held during the period	13%	21%
Average forecasted CPR as of period end	10%	18%
Leverage (average during the period)(7)	7.4:1	6.5:1
Leverage (as of period end)(8)	7.6:1	7.9:1
Annualized expenses % of average assets(9)	0.22%	0.31%
Annualized expenses % of average equity(10)	1.86%	2.42%
Net return on average stockholders’ equity(11)	22.5%	37.2%
Annualized economic return(12)	52.2%	33.0%

*	Average numbers for each period are weighted based on days on our books and records, all percentages are annualized.
(1)	Net asset value per common share was calculated by dividing our total stockholders’ equity by our number of shares outstanding.
(2)	Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on our agency securities by our weighted average agency securities.
(3)	Weighted average asset yield for the period was calculated by dividing our total interest income on our agency securities, including amortization of premiums and discounts, by our weighted average agency securities.
(4)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our weighted average repurchase agreements and other debt. Total interest expense excludes amortization expense related to the costs of the previously terminated interest rate swaps during the periods presented.
(5)	Represents amortization expense associated with the termination of interest rate swaps of $— million and $3.7 million for the three months ended March 31, 2011 and 2010, respectively.
(6)	Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(7)	Leverage during the period was calculated by dividing our average repurchase agreements and other debt outstanding by our average stockholders’ equity.
(8)	Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable/payable for unsettled agency securities and other debt by our total stockholders’ equity at period end.
(9)	Annualized expenses as a percentage of average total assets was calculated by dividing our total expenses by our average total assets on an annualized basis.
(10)	Annualized expenses as a percentage of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity on an annualized basis.
(11)	Annualized net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity on an annualized basis.
(12)	Annualized economic return represents the sum of the change in net asset value over the period and dividends declared during the period over the beginning net asset value on an annualized basis.

Interest Income and Asset Yield

Interest income was $164.5 million and $38.8 million for the current and prior year quarters, respectively. The increase was due to an increase in our average investment portfolio, partially offset by a decline in our average asset yield.

Our average asset yield declined to 3.39% for the current quarter from 3.78% for the prior year quarter as a result of acquiring lower yielding securities due to changes in our portfolio composition and increase in the size of our average investment portfolio during a period of lower interest rates than of the prior year. The average coupon of our investment portfolio declined to 4.58% for the current quarter from 5.17% for the prior year quarter and the average amortized cost basis of our investment portfolio decreased to 104.4% from 104.9%, respectively.

We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 10% and 18% as of March 31, 2011 and 2010, respectively. The actual CPR realized for individual securities in our investment portfolio was approximately 13% and 21% for the current and prior year quarters, respectively. In addition, pursuant to ASC 310-20, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected CPR assumptions, the lower our reset rate assumption is pursuant to ASC 310-20 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period.

Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired during a period of historically low index rates. Accordingly, the majority of the premium balance on our adjustable rate securities will be amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows. For adjustable rate securities held as of March 31, 2011, the weighted average coupon rate was 4.45%, the weighted average months to reset was 69 months and the weighted average reset rate assumption was 2.73%, which is based on a weighted average underlying index rate of 0.91% as of the date we acquired the securities and a weighted average margin of 1.82%.

Interest income for the current and prior year quarters is net of $48.0 million and $12.3 million, respectively, for net amortization of premiums and discounts on our investment portfolio. The unamortized premium balance of our aggregate investment portfolio, including the unamortized cost basis of our interest-only securities and net of discounts, was $1.2 billion and $626.3 million as of March 31, 2011 and December 31, 2010, respectively.

Leverage

Our leverage as of March 31, 2011 and December 31, 2010 was 6.6 and 7.5 times, respectively, our stockholders’ equity. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.6 and 7.8 times our stockholders’ equity as of March 31, 2011 and December 31, 2010, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding levels ranging from 12 to 16 times the amount of our stockholders’ equity.

The table below presents our quarterly average and quarter end repurchase agreement and other debt balances outstanding and average leverage ratios for the three quarters ended March 31, 2011 and 2010 and December 31, 2010 (dollars in thousands):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2010	$3,787,583	$4,651,115	$4,651,115	0.22%	0.21%	6.5:1	7.6:1	7.9:1
December 31, 2010(4)	$10,813,568	$12,340,635	$11,753,019	0.29%	0.31%	8.4:1	7.5:1	7.8:1
March 31, 2011(5)	$17,755,790	$22,147,273	$22,061,884	0.28%	0.28%	7.4:1	6.6:1	7.6:1

(1)	Average leverage during the period was calculated by dividing our average repurchase agreements and other debt outstanding for the period by our average stockholders’ equity for the period.
(2)	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements and other debt by our stockholders’ equity at period end.
(3)	Leverage as of period end, net of unsettled trades was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net liabilities and receivables for unsettled agency securities and other debt by our total stockholders’ equity at period end.
(4)	Our leverage as of December 31, 2010, net of unsettled trades, of 7.8 times our stockholders’ equity was less than our average leverage for the quarter ended December 31, 2010 because we had not fully invested the net proceeds raised from our December 2010 follow-on equity offering as of the end of the year.
(5)	Our leverage as of March 31, 2011, of 6.6 times our stockholders’ equity was less than our average leverage for the quarter ended March 31, 2011 because we had not fully invested the net proceeds raised from our March 2011 follow-on equity offering as of the end of the quarter.

Interest Expense and Cost of Funds

Interest expense was $35.6 million and $15.5 million for the current and prior year quarters, respectively. The increase in interest expense was due to an increase in our average repurchase agreement and other debt balance outstanding, partially offset by a decline in swap interest expense due to a lower ratio of swaps in effect relative to our average repurchase agreement and other debt balance outstanding and a reduction of swap interest expense of $3.7 million for terminated swap amortization expense recorded during the prior year quarter.

For the current and prior year quarters, our average repurchase agreement and other debt balance outstanding was $17.8 billion and $3.8 billion, respectively. The quarterly year over year increase was primarily driven by deploying new equity capital raised during the current period on a levered basis. The average interest rate on our repurchase agreements and other debt increased to 0.28% for the current quarter from 0.22% for the prior year quarter, primarily driven by an increase in the one month LIBOR interest rate. Including the net impact of interest rate swaps, the total quarter average cost of funds declined year over year to 0.81% from 1.62% (or from 1.23% when excluding amortization expense associated with previously terminated interest rate swaps), respectively.

For the current quarter, our interest rate swaps designated as cash flow hedges under ASC 815 increased the cost of our borrowings by $23.2 million, or 0.53% of interest bearing liabilities. For the prior year quarter, our designated interest rate swaps increased the cost of our borrowings by $13.4 million, or 1.40% of interest bearing liabilities (or $9.8 million and 1.01%, respectively, excluding terminated swap amortization expense). For the current and prior year quarters, we had average notional amounts outstanding under interest rate swap agreements designated as cash flow hedges of $6.6 billion and $2.2 billion, excluding forward starting interest rate swaps, respectively, or 37% and 58% of our average repurchase agreement and other debt balance, respectively.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $128.8 million and $23.3 million for current and prior year quarters, respectively. The average net interest rate spread, which equals the average yield on our assets for the period less the average cost of funds for current and prior year quarter, was 2.58% and 2.16% (or 2.55% excluding terminated swap amortization expense), respectively. As of March 31, 2011, our weighted average asset yield was 3.47%, our weighted average cost of funds was 1.05% and our net interest rate spread was 2.42%.

Our weighted average cost of funds as of March 31, 2011 is based on our total repurchase agreement and other debt balance outstanding, plus the net payable for unsettled trades, (altogether totaling $25.3 billion), a weighted average interest rate on our repurchase agreements of 0.28%, and an interest rate swap balance of $13.1 billion notional and an average pay rate of 1.74% (or 1.49% net of the receive rate). The interest rate swap balance includes interest rate swaps designated as cash flow hedges in effect as of March 31, 2011 totaling $9.4 billion, plus $3.7 billion of forward starting swaps starting within three months of March 31, 2011, net of interest rate swap expirations.

As of March 31, 2011, we had $5.6 billion of forward starting interest rate swaps with forward start dates ranging from one to nine months from March 31, 2011. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager’s view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads.

Gain on Sale of Agency Securities, Net

The following table is a summary of our net gain on sale of agency securities for the current and prior year quarters (in thousands):

	Three Months Ended
	March 31, 2011	March 31, 2010
Agency securities sold, at cost	$(1,935,457)	$(2,117,510)
Proceeds from agency securities sold	1,939,677	2,144,918

Net gains on sale of agency securities	$4,220	$27,408

Gross gains on sale of agency securities	$18,955	$30,054
Gross losses on sale of agency securities	(14,735)	(2,646)

Net gains on sale of agency securities	$4,220	$27,408

Sales of securities are driven by our Manager’s execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk and overall exposure to interest rate risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors. The decrease in the amount of agency securities sold quarter over quarter was, in particular, due to a large number of securities sales during the first quarter of 2010 driven by the anticipated GSE buyouts of built up delinquent mortgage loans from their outstanding mortgage pools.

Gain on Derivative Instruments and Trading Securities, Net

The following table is a summary of our gain on derivative instruments and trading securities, net for current and prior year quarters (in thousands):

	For the three months ended March 31,
	2011	2010
Realized gain (loss) from derivative instruments and trading securities:
TBAs and forward settling agency securities	$25,450	$2,447
Interest rate swaptions	6,212	(243)
Interest rate swaps not designated as hedges under ASC 815	(4,386)	(830)
U.S. treasury securities	564	—
Short sales of U.S. treasury securities	191	—
Markit IOS Index total return swaps	1,800	—
Put options	1,133	—

Total realized gain (loss) from derivative instruments and trading securities, net	30,964	1,374

Unrealized gain (loss) from derivative instruments and trading securities:(1)
TBAs and forward settling agency securities	(22,382)	4,536
Interest-only securities	2,681	2,088
Interest rate swaptions	(11,615)	(1,924)
Interest rate swaps not designated as hedges under ASC 815	3,578	—
Short sales of U.S. treasury securities	679	—
Put options	—	37
Markit IOS Index total return swaps	7,756	—
Hedge ineffectiveness on interest rate swaps accounted for as hedges under ASC 815	(132)	(191)

Total unrealized gain from derivative instruments and trading securities, net	(19,435)	4,546

Total gain (loss) from derivative instruments and trading securities, net	$11,529	$5,920

(1)	Unrealized gain (loss) from derivatives and trading securities includes reversals of prior period amounts for settled or expired derivatives and trading securities.

The increase in the net quarter gains from derivatives and trading securities year over year is due to an increase in the size our investment portfolio coupled with an increase in the use of other supplemental hedging strategies entered into to manage the potential adverse impact of short term changes in interest rates on the value of our investments and our cash flows. Net gains from derivatives and trading securities for the current quarter benefited from an increase in interest rates during the quarter.

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses

We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $8.4 million and $1.8 million for the current and prior year quarters, respectively. General and administrative expenses were $2.6 million and $1.7 million for the current and prior year quarters, respectively. Our general and administrative expenses primarily consisted of the allocation of overhead expenses from our Manager, information technology costs, prime brokerage fees, accounting fees, legal fees, Board of Director fees and insurance expenses. Our total quarter’s management fee and general and administrative expenses as a percentage of our average stockholders’ equity declined year over year to 1.86% from 2.42% due to improved operating leverage.

Net Income and Net Return on Equity

Net income was $133.5 million, or $1.48 per basic and diluted share, and $53.2 million, or $2.13 per basic and diluted share, for the current and prior year quarters, respectively. For the current quarter, the annualized net return on average equity was 22.5%, or 19.8% excluding other income, net compared to an annualized net return on average equity of 37.2%, or 13.9% excluding other income, net for the prior year quarter.

Dividends

For the first quarters 2011 and 2010, we declared dividends of $1.40 per share for each quarter. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of March 31, 2011, we have declared or paid all of our taxable income for the 2010 tax year and we have an estimated $55 million of undistributed taxable income related to our 2011 tax year, net of the March 31, 2011 dividend payable of $135.3 million. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences related to unrealized gains and losses on derivative instruments and trading securities that are recognized in income for GAAP but are excluded from taxable income until realized or settled, temporary differences in the CPR used to amortize premiums or accrete discounts, temporary differences related to timing of the recognition of hedge ineffectiveness, permanent and temporary differences related to the timing and amount recognized for stock-based compensation and permanent differences for excise tax expense.

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

Equity Offerings

During the three months ended March 31, 2011, we completed two follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share amounts):

	For the three Months Ended March 31, 2011
Public Offering	Public Offering Price per Share(1)	Shares	Net Proceeds(2)
January 2011	$28.00	26,910	$719,310
March 2011	$27.72	32,200	892,434

Total		59,110	$1,611,744

(1)	Public offering price per share is gross of underwriters’ discount, if applicable
(2)	Proceeds received, net of the underwriters’ discount, if applicable, and other offering costs

Controlled Equity OfferingSM Program

We have a sales agreement with an underwriter to, from time to time, publicly offer and sell up to 15 million shares of our common stock in privately negotiated and/or at-the-market transactions. During the three months ended March 31, 2011, we sold 4.3 million shares of our common stock under the sales agreement at an average offering price of $29.41 per share for proceeds, net of the underwriter’s discount and other program costs, of $126.1 million. As of March 31, 2011, 6.3 million shares of common stock remain under the sales agreement.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three months ended March 31, 2011, we issued 0.5 million shares under the plan for net cash proceeds of $14.9 million. As of March 31, 2011, there were 4.7 million shares available for issuance under the plan.

Debt Capital

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. When adjusted for net payables and receivables for agency securities purchased but not yet settled and other debt, our leverage ratio was 7.6 times the amount of our stockholders’ equity as of March 31, 2011. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 25 financial institutions, subject to certain conditions. As of March 31, 2011, borrowings under repurchase arrangements secured by agency securities totaled $22.0 billion, other debt associated with a structured transaction accounted for as a financing transaction totaled $0.1 billion and net payables for agency securities not yet settled was $3.2 billion. As of March 31, 2011, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and other debt and weighted average interest rates as of March 31, 2011.

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of March 31, 2011, we have met all margin requirements. We had unrestricted cash and cash equivalents of $300.6 million and unpledged agency securities of $1.5 billion, excluding net unsettled purchases and sales of agency securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2011.

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

We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rates changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA agency securities, options, futures and other instruments.

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of March 31, 2011, we had interest rate swap agreements that were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2011 and the related activity for the first quarter 2011.

Off-Balance Sheet Arrangements

As of March 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations, including interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Index. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2011. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected agency securities prices relies on assumptions that define specific agency securities spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency securities as a part of our overall management of our investment portfolio.

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	-5.1%	-1.1%
+50 Basis Points	-1.7%	-0.4%
-50 Basis Points	-3.5%	0.1%
-100 Basis Points	-16.7%	-0.3%

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

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of March 31, 2011, the fair value of these securities was $28.1 billion. When the spread between the yield on our agency securities and U.S. treasury securities or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets that are pledged to secure repurchase agreements are high-quality agency securities and cash. As of March 31, 2011, we had unrestricted cash and cash equivalents of

$300.6 million and unpledged agency securities of $4.9 billion available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-only securities, Markit IOS Index total return swaps and certain other supplemental hedging instruments) would not receive any offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2011, we have no legal proceedings.

Item 1A.	Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2010, except as described below.

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

Because we have no employees, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager’s officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager’s investment committee consists of Malon Wilkus, John R. Erickson, Samuel A. Flax and Thomas A. McHale, each of whom is an officer of American Capital and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Gary Kain is our President and Chief Investment Officer and also serves as the President and a member of our Manager, and he may have significant responsibilities for new funds that are managed by our Manager or affiliated entities of our Manager. Because certain of our and our Manager’s officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.

American Capital has agreed that so long as the Manager or an affiliate of American Capital continues to manage our company, it will not sponsor another investment vehicle that invests predominantly in whole pool agency securities. This restriction does not prevent American Capital or an affiliate of American Capital from investing in or sponsoring an investment vehicle that targets investments in agency securities so long as those investments are not predominately whole pool agency securities, and, as a result, American Capital or an affiliate of American Capital may compete with us. Our Manager has advised us that American Capital and its affiliates are currently pursuing opportunities to sponsor or invest in other investment vehicles, including investment vehicles that may make significant investments in agency securities, including whole pool agency securities. Our Manager and its employees are not restricted from participating in the management of such an entity.

Our Board of Directors has adopted investment guidelines that require that any investment transaction between us and American Capital or any affiliate of American Capital receive the prior approval of a majority of our independent directors. However, this policy does not eliminate the conflicts of interest that our and our Manager’s officers will face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in agency securities. Accordingly, we may compete for access to the benefits that we expect our relationship with our Manager and American Capital to provide.

Federal Reserve programs to purchase securities could have an adverse impact on the agency securities in which we invest.

Beginning in November 2008, the Federal Reserve initiated a program to purchase direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Bank and agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. In total, this program resulted in the Federal Reserve purchasing $300 billion of direct obligations and $1.75 trillion of agency securities with the purchase program ending in the first quarter of 2010. One of the effects of this program has been to increase competition for available direct obligations and agency securities, with the result being an increase in pricing of such securities. The Federal Reserve may hold the direct obligations and agency mortgage securities to maturity or may sell them on the open market. For instance, in March 2011, the U.S. Treasury announced plans to start selling its remaining $142 billion of agency securities guaranteed by Fannie Mae or Freddie Mac. Sales by the Federal Reserve of the direct obligations or agency mortgage securities that it currently holds may reduce the market price of such securities. Reductions in the market price of agency mortgage securities may negatively impact our book value.

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

The market price and marketability of shares of our securities may from time to time be significantly affected by numerous factors, including many over which we have no control and that may not be directly related to us. These factors include the following:

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•	significant volatility in the market price and trading volume of securities of REITs or other companies in our sector, which is not necessarily related to the operating performance of these companies;

•	changes in regulatory policies, tax guidelines and financial accounting and reporting standards, particularly with respect to REITs;

•	actual or anticipated changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	issuances of additional equity securities;

•	additions or departures of key management personnel, or changes in our relationship with our Manager and American Capital;

•	decreases in our net asset value per share;

•	general economic trends and other external factors; and

•	loss of major repurchase agreement providers.

Fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

INDEX TO EXHIBITS

Exhibit No.	Description

*3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*3.2	American Capital Agency Corp. Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, incorporated herein by reference to Exhibit 4.1 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, incorporated herein by reference to Exhibit 4.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

10.1	Underwriting Agreement, dated January 13, 2011, among American Capital Agency Corp., American Capital Agency Management, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several underwriters listed on Schedule I attached thereto, filed herewith.

10.2	Underwriting Agreement, dated March 21, 2011, among American Capital Agency Corp., American Capital Agency Management, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters listed on Schedule I attached thereto, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: May 6, 2011	By:	/s/ MALON WILKUS
Malon Wilkus Chairman of the Board and Chief Executive Officer