Form 10-Q
period 2011-06-30
American Capital Agency Corp
filed 2011-08-09
CIK 1423689

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2011

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

Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2011 was 178,511,759

AMERICAN CAPITAL AGENCY CORP.

ITEM 1.	Financial Statements

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED BALANCE SHEETS

(in thousands, except per share data)

	June 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged assets of $35,117,998 and $12,270,909, respectively)	$39,925,707	$13,510,280
Cash and cash equivalents	625,850	173,258
Restricted cash	188,772	76,094
Interest receivable	139,265	56,485
Derivative assets, at fair value	86,064	76,593
Receivable for agency securities sold	1,251,624	258,984
Principal payments receivable	29,254	75,524
Receivable under reverse repurchase agreements	1,388,188	247,438
Other assets	1,846	1,173

Total assets	$43,636,570	$14,475,829

Liabilities:
Repurchase agreements	$33,505,142	$11,680,092
Other debt	61,757	72,927
Payable for agency securities purchased	3,336,485	727,374
Derivative liabilities, at fair value	290,286	78,590
Dividend payable	180,360	90,798
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,459,298	245,532
Accounts payable and other accrued liabilities	26,596	8,452

Total liabilities	38,859,924	12,903,765

Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 and 150,000 shares authorized, 178,509 and 64,856 shares issued and outstanding, respectively	1,785	649
Additional paid-in capital	4,682,070	1,561,908
Retained earnings	73,841	78,116
Accumulated other comprehensive income (loss)	18,950	(68,609)

Total stockholders’ equity	4,776,646	1,572,064

Total liabilities and stockholders’ equity	$43,636,570	$14,475,829

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF OPERATIONS

AND COMPREHENSIVE INCOME

(Unaudited)

(in thousands, except per share data)

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Interest income:
Interest income	$264,728	$50,589	$429,221	$89,386
Interest expense	63,816	17,348	99,464	32,858

Net interest income	200,912	33,241	329,757	56,528

Other (loss) income, net:
Gain on sale of agency securities, net	93,892	29,585	98,112	56,993
Loss on derivative instruments and trading securities, net	(100,013)	(21,867)	(88,484)	(15,947)

Total other (loss) income, net	(6,121)	7,718	9,628	41,046

Expenses:
Management fees	12,423	2,314	20,877	4,098
General and administrative expenses	4,546	1,787	7,143	3,468

Total expenses	16,969	4,101	28,020	7,566

Net income	$177,822	$36,858	$311,365	$90,008

Net income per common share—basic and diluted	$1.36	$1.23	$2.82	$3.28

Weighted average number of common shares outstanding—basic and diluted	130,467	29,872	110,496	27,451

Dividends declared per common share	$1.40	$1.40	$2.80	$2.80

Comprehensive income:
Net income	$177,822	$36,858	$311,365	$90,008

Other comprehensive income:
Unrealized gain on available-for-sale securities, net	318,899	59,484	279,097	61,417
Unrealized loss on derivative instruments, net	(252,664)	(38,906)	(191,538)	(52,382)

Other comprehensive income	66,235	20,578	87,559	9,035

Comprehensive income	$244,057	$57,436	$398,924	$99,043

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY

(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	—	$—	64,856	$649	$1,561,908	$78,116	$(68,609)	$1,572,064
Net income	—	—	—	—	—	133,543	—	133,543
Other comprehensive income (loss):
Unrealized loss on available- for-sale securities, net	—	—	—	—	—	—	(39,802)	(39,802)
Unrealized gain on designated derivative instruments, net	—	—	—	—	—	—	61,126	61,126
Issuance of common stock	—	—	63,964	639	1,752,173	—	—	1,752,812
Issuance of restricted stock	—	—	9	—	—	—	—	—
Stock-based compensation	—	—	—	—	38	—	—	38
Common dividends declared	—	—	—	—	—	(135,280)	—	(135,280)

Balance, March 31, 2011 (Unaudited)	—	—	128,829	1,288	3,314,119	76,379	(47,285)	3,344,501
Net income	—	—	—	—	—	177,822	—	177,822
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	318,899	318,899
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(252,664)	(252,664)
Issuance of common stock	—	—	49,680	497	1,367,907	—	—	1,368,404
Stock-based compensation	—	—	—	—	44	—	—	44
Common dividends declared	—	—	—	—	—	(180,360)	—	(180,360)

Balance, June 30, 2011 (Unaudited)	—	$—	178,509	$1,785	$4,682,070	$73,841	$18,950	$4,776,646

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.

CONSOLIDATED STATEMENTS OF CASH FLOWS

(Unaudited)

(in thousands)

	For the six months ended June 30,
	2011	2010
Operating activities:
Net income	$311,365	$90,008
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	126,942	35,192
Amortization of interest rate swap termination fee	—	6,278
Stock-based compensation	82	42
Gain on sale of agency securities, net	(98,112)	(56,993)
Loss on derivative instruments and trading securities, net	88,484	15,947
Increase in interest receivable	(82,780)	(13,060)
Increase in other assets	(673)	(382)
Increase (decrease) in accounts payable and other accrued liabilities	18,144	(1,263)

Net cash provided by operating activities	363,452	75,769

Investing activities:
Purchases of agency securities	(37,811,048)	(8,191,504)
Proceeds from sale of agency securities	11,489,300	4,534,061
Purchases of trading securities	(3,021,675)	(279,164)
Proceeds from sale of trading securities	3,050,224	280,607
Proceeds from U.S. Treasury securities sold, not yet purchased	8,552,609	—
Purchase of U.S. Treasury securities sold, not yet purchased	(7,338,951)	—
Proceeds from reverse repurchase agreements	15,920,855	—
Payments made on reverse repurchase agreements	(17,061,605)	—
Net proceeds from (payments on) other derivative instruments not designated as qualifying hedges	(109,274)	(6,122)
Principal collections on agency securities	1,822,367	599,776

Net cash used in investing activities	(24,507,198)	(3,062,346)

Financing activities:
Cash dividends paid	(226,079)	(71,515)
Increase in restricted cash	(112,678)	(18,249)
Proceeds from repurchase arrangements, net	21,825,050	2,792,508
Repayments on other debt	(11,170)	—
Net proceeds from common stock issuances	3,121,215	231,111

Net cash provided by financing activities	24,596,338	2,933,855

Net change in cash and cash equivalents	452,592	(52,722)
Cash and cash equivalents at beginning of period	173,258	202,803

Cash and cash equivalents at end of period	$625,850	$150,081

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

Our unaudited consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC, and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year. Through June 30, 2011, there has been no activity in American Capital Agency TRS, LLC.

Note 2. Organization

We were organized in Delaware on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.

We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are externally managed by American Capital AGNC Management, LLC (our “Manager”), an affiliate of American Capital, Ltd. (“American Capital”).

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

Interest-only securities and inverse interest-only securities (collectively referred to as “interest-only securities”) represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. Principal-only securities represent our right to receive the contractual principal flows of specific agency and CMO securities. Interest-only and principal-only securities are measured at fair value through earnings in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income. Our investments in interest-only and principal-only securities are included in agency securities, at fair value on the accompanying consolidated balance sheets.

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

We did not recognize any OTTI charges on any of our agency securities for six months ended June 30, 2011 and 2010.

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

Derivative and other Hedging Instruments

We maintain a risk management strategy, under which we use a variety of strategies to hedge some of our exposure to interest rate risk. The objective of our risk management strategy is to reduce fluctuations in book value and generate additional income distributable to stockholders. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or sell to-be-announced forward contracts (“TBAs”), forward contracts for specified agency securities, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).

We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Hedging instruments that are not derivatives under ASC 815 are accounted for in accordance with ASC 320.

The accounting for changes in the fair value of derivatives depends on the intended use of the derivative and the resulting designation. Derivatives that are intended to hedge exposure to variability in expected future cash flows are considered cash flow hedges. For derivatives designated in qualifying cash flow hedging relationships, the effective portion of the fair value adjustments is initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is immediately recognized in gain (loss) on derivative instruments and trading securities, net. When the underlying hedged transaction ceases to exist, any amounts that have been previously recorded in accumulated OCI would be reclassified to net income and all subsequent changes in the fair value of the instrument would be included in gain (loss) on derivative instruments and trading securities, net for each period until the derivative instrument matures or is settled. For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in gain (loss) on derivative instruments and trading securities, net. Derivatives in a gain position are reported as derivative assets at fair value and derivatives in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section for derivatives designated in hedging relationships and the investing section for derivatives not designated in hedging relationships.

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

U.S. Treasury securities

We may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in gains (losses) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income.

Total return swaps

We may enter into total return swaps to obtain exposure to a security or market sector without owning such security or investing directly in that market sector. Total return swaps are agreements in which there is an exchange of cash flows whereby one party commits to make payments based on the total return (coupon plus the mark-to-market movement) of an underlying instrument or index in exchange for fixed or floating rate interest payments. To the extent the total return of the instrument or index underlying the transaction exceeds or falls short of the offsetting interest rate obligation, we will receive a payment from or make a payment to the counterparty.

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

Recent Accounting Pronouncements

In April 2011, the Financial Accounting Standards Board (“FASB”) issued ASU No. 2011-03, Transfers and Servicing (Topic 860): Reconsideration of Effective Control for Repurchase Agreements (“ASU 2011-03”), which is intended to improve the accounting for repurchase agreements by removing from the assessment of effective control the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, as well as implementation guidance related to that criterion. ASU 2011-03 is effective for the first interim or annual period beginning on or after December 15, 2011 and the guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. We do not believe the adoption of ASU 2011-03 will have a material impact on our consolidated financial statements.

In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”) which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and US GAAP. For US GAAP, the update mainly represents clarifications to Topic 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to nonfinancial assets (ii) an instrument classified in shareholders’ equity should be measured from the perspective of a market participant holding that instrument as an asset and (iii) quantitave disclosure is required for unobservable inputs used in Level 3 measurements. ASU 2011-04 changes the guidance in Topic 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity’s net risk exposure (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factors are not permitted and (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not believe the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.

In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive Income (“ASU 2011-05”), which is intended to make the presentation of items within OCI more prominent. ASU 2011-05 requires companies to present comprehensive income in either one continuous statement or two separate but consecutive financial statements. Upon the effectiveness of ASU 2011-05, companies will no longer be allowed to present OCI in the statement of stockholders’ equity. In addition, reclassification adjustments between OCI and net income must be presented seperately on the face of the financial statements. The new guidance does not change the components of OCI or the calculation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments should be applied retrospectively. We do not believe the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.

Reclassifications

Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 4. Agency Securities

The following tables summarize our investments in agency securities as of June 30, 2011 (dollars in thousands):

	As of June 30, 2011
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$23,109,832	$14,729,370	$107,989	$37,947,191
Unamortized discount	(989)	(1,074)	—	(2,063)
Unamortized premium	915,068	563,089	4,227	1,482,384

Amortized cost	24,023,911	15,291,385	112,216	39,427,512
Gross unrealized gains	219,434	113,221	1,613	334,268
Gross unrealized losses	(51,171)	(31,926)	(20)	(83,117)

Available-for-sale securities, at fair value	24,192,174	15,372,680	113,809	39,678,663

Agency securities remeasured at fair value through earnings:
Interest-only and principal-only securities, amortized cost(1)	154,706	84,940	—	239,646
Gross unrealized gains	5,879	5,975	—	11,854
Gross unrealized losses	(2,160)	(2,296)	—	(4,456)

Agency securities measured at fair value through earnings, at fair value	158,425	88,619	—	247,044

Total agency securities, at fair value	$24,350,599	$15,461,299	$113,809	$39,925,707

Weighted average coupon as of June 30, 2011(2)	4.47%	4.39%	4.16%	4.44%
Weighted average yield as of June 30, 2011(3)	3.44%	3.47%	2.15%	3.45%
Weighted average yield for the three months ended
June 30, 2011(3)	3.36%	3.35%	2.15%	3.35%

(1)	Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific CMO securities. Principal-only securities represent the right to receive contractual principal flows of the UPB of specific CMO securities. The UPB of our interest-only securities was $1.3 billion and the weighted average contractual interest we are entitled to receive was 5.58% of this amount as of June 30, 2011. The UPB of our principal-only securities was $46 million as of June 30, 2011.
(2)	The weighted average coupon includes the interest cash flows from our interest-only securities taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the UPB of our interest-only securities) as of June 30, 2011.
(3)	Incorporates an average future constant prepayment rate assumption of 10% based on forward rates as of June 30, 2011 and an average reset rate for adjustable rate securities of 2.72%, which is equal to the average underlying index rate of 0.91% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.81%.

	As of June 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$34,605,297	$274,763	$(79,436)	$34,800,624
Adjustable-Rate	4,563,144	53,477	(3,681)	4,612,940
CMO	259,071	6,028	—	265,099
Interest-only and principal-only securities	239,646	11,854	(4,456)	247,044

Total agency securities	$39,667,158	$346,122	$(87,573)	$39,925,707

The following tables summarize our investments in agency securities as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities classified as available-for-sale:
Agency securities, par	$8,207,464	$4,599,712	$100,408	$12,907,584
Unamortized discount	(930)	(1,044)	—	(1,974)
Unamortized premium	350,747	220,465	4,670	575,882

Amortized cost	8,557,281	4,819,133	105,078	13,481,492
Gross unrealized gains	56,181	11,929	384	68,494
Gross unrealized losses	(53,893)	(42,356)	(196)	(96,445)

Available-for-sale securities, at fair value	8,559,569	4,788,706	105,266	13,453,541

Agency securities remeasured at fair value through earnings:
Interest-only securities, amortized cost(1)	18,957	33,447	—	52,404
Gross unrealized gains	1,559	3,356	—	4,915
Gross unrealized losses	(91)	(489)	—	(580)

Agency securities measured at fair value through earnings, at fair value	20,425	36,314	—	56,739

Total agency securities, at fair value	$8,579,994	$4,825,020	$105,266	$13,510,280

Weighted average coupon as of December 31, 2010(2)	4.63%	4.83%	4.37%	4.70%
Weighted average yield as of December 31, 2010(3)	3.34%	3.28%	2.14%	3.31%
Weighted average yield for the year ended December 31, 2010(3)	3.49%	3.42%	2.22%	3.44%

(1)	Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the UPB of specific CMO securities. The UPB of our interest-only securities was $0.5 billion and the weighted average contractual interest we are entitled to receive was 4.95% of this amount as of December 31, 2010.
(2)	The weighted average coupon includes the interest cash flows from our interest-only securities taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the UPB of our interest-only securities) as of December 31, 2010.
(3)	Incorporates an average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%.

	As of December 31, 2010
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$9,144,352	$39,844	$(82,717)	$9,101,479
Adjustable-Rate	3,942,937	20,955	(13,728)	3,950,164
CMO	394,203	7,695	—	401,898
Interest-only securities	52,404	4,915	(580)	56,739

Total agency securities	$13,533,896	$73,409	$(97,025)	$13,510,280

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities classified as available-for-sale as of June 30, 2011 and December 31, 2010, according to their estimated weighted average life classification (dollars in thousands):

	As of June 30, 2011			As of December 31, 2010
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$43,212	$43,350	3.81%	$—	$—	—%
Greater than one year and less than or equal to three years	1,056,763	1,035,249	4.95%	133,123	132,520	5.05%
Greater than three years and less than or equal to five years	4,188,329	4,134,240	4.48%	3,841,282	3,821,992	4.92%
Greater than five years	34,390,359	34,214,673	4.19%	9,479,136	9,526,980	4.31%

Total	$39,678,663	$39,427,512	4.24%	$13,453,541	$13,481,492	4.49%

The weighted average life of our interest-only securities was 5.4 and 6.2 years as of June 30, 2011 and December 31, 2010, respectively. The weighted average life of our principal-only securities was 4.0 years as of June 30, 2011.

The weighted average lives of the agency securities as of June 30, 2011 and December 31, 2010 incorporates anticipated future prepayment assumptions. As of June 30, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 10%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in making adjustments for different securities. Various market participants could use materially different assumptions.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for available-for-sale securities for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Beginning Balance	Unrealized Gains and (Losses)	Reversal of Prior Period Unrealized (Gains) and Losses on Realization	Ending Balance
Three months ended June 30, 2011	$(67,751)	412,252	(93,350)	$251,151
Three months ended June 30, 2010	$37,951	88,547	(29,063)	$97,435
Six months ended June 30, 2011	$(27,950)	376,671	(97,570)	$251,151
Six months ended June 30, 2010	$36,018	117,888	(56,471)	$97,435

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2011 and December 31, 2010 (in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2011	$12,995,097	$(83,117)	$—	$—	$12,995,097	$(83,117)
December 31, 2010	$7,498,384	$(96,445)	$—	$—	$7,498,384	$(96,445)

As of June 30, 2011, we did not intend to sell any of these agency securities and we believe it is not more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees but are rather due to changes in interest rates and prepayment expectations.

Gains and Losses

The following table is a summary of our net gain from sale of agency securities for the three and six months ended June 30, 2011 and 2010 (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Agency securities sold, at cost	$(10,448,371)	$(2,624,277)	$(12,383,828)	$(4,741,787)
Proceeds from agency securities sold(1)	10,542,263	2,653,862	12,481,940	4,798,780

Net gains on sale of agency securities	$93,892	$29,585	$98,112	$56,993

Gross gains on sale of agency securities	$95,684	$31,327	$109,233	$61,381
Gross losses on sale of agency securities	(1,792)	(1,742)	(11,121)	(4,388)

Net gains on sale of agency securities	$93,892	$29,585	$98,112	$56,993

(1)	Proceeds include cash received during the period, plus receivable for agency securities sold during the period as of period end.

For the three and six months ended June 30, 2011, we recognized an unrealized gain of $0.3 and $3.1 million, and for the three and six months ended June 30, 2010 we recognized an unrealized loss of $9.0 and $8.0 million, respectively, in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income for the change in value of investments in interest-only and principal-only securities. For the three and six months ended June 30, 2011, we recognized a realized gain of $0.5 and $0.5 million in gain on agency securities, respectively, net in our consolidated statements of operations and comprehensive income for the sales of interest-only and principal-only securities. There were no sales of interest-only or principal-only securities during the six months ended June 30, 2010.

Pledged Assets

The following tables summarize our agency securities pledged as collateral under repurchase agreements, other debt, derivative agreements and prime broker agreements by type as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$21,323,526	$13,795,825	$108,778	$35,228,129
Amortized cost	21,145,673	13,713,743	107,269	34,966,685
Accrued interest on pledged agency securities	71,278	45,431	357	117,066

Under Other Debt Agreements
Fair value	66,143	—	—	66,143
Amortized cost	65,158	—	—	65,158
Accrued interest on pledged agency securities	270	—	—	270

Under Derivative Agreements
Fair value	96,737	196,953	—	293,690
Amortized cost	95,510	195,220	—	290,730
Accrued interest on pledged agency securities	941	1,470	—	2,411

Under Prime Broker Agreements
Fair value	46,181	56,828	—	103,009
Amortized cost	45,698	56,020	—	101,718
Accrued interest on pledged agency securities	166	193	—	359

Total Fair Value of Agency Securities Pledged and Accrued Interest	$21,605,242	$14,096,700	$109,135	$35,811,075

(1)	Agency securities pledged include pledged amounts of $573.0 million related to agency securities sold but not yet settled as of June 30, 2011.

	As of December 31, 2010
Agency Securities Pledged(2)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$7,707,046	$4,554,541	$95,066	$12,356,653
Amortized cost	7,709,785	4,591,245	94,860	12,395,890
Accrued interest on pledged agency securities	27,589	15,642	332	43,563

Under Other Debt Agreements
Fair value	77,906	—	—	77,906
Amortized cost	77,460	—	—	77,460
Accrued interest on pledged agency securities	325	—	—	325

Under Derivative Agreements
Fair value	36,651	30,306	—	66,957
Amortized cost	36,343	30,382	—	66,725
Accrued interest on pledged agency securities	156	118	—	274

Under Prime Broker Agreements
Fair value	6,061	5,997	2,032	14,090
Amortized cost	6,061	6,061	2,024	14,146
Accrued interest on pledged agency securities	28	21	8	57

Total Fair Value of Agency Securities Pledged and Accrued Interest	$7,855,762	$4,606,625	$97,438	$12,559,825

(2)	Agency securities pledged include pledged amounts of $244.7 million related to agency securities sold but not yet settled as of December 31, 2010.

The following table summarizes our agency securities pledged as collateral under repurchase agreements and other debt by remaining maturity as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	As of June 30, 2011(1)			As of December 31, 2010(1)
Remaining Maturity	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities	Fair Value	Amortized Cost	Accrued Interest on Pledged Agency Securities
30 days or less	$32,110,768	$31,862,025	$106,734	$9,909,121	$9,943,239	$35,151
31 - 59 days	3,179,965	3,166,352	10,587	2,525,438	2,530,111	8,737
60 - 90 days	—	—	—	—	—	—
Greater than 90 days	3,539	3,466	15	—	—	—

Total	$35,294,272	$35,031,843	$117,336	$12,434,559	$12,473,350	$43,888

(1)	Agency securities pledged include pledged amounts of $573.0 million and $244.7 million related to agency securities sold but not yet settled as of June 30, 2011 and December 31, 2010, respectively.

Securitizations

All of our CMO securities are backed by fixed or adjustable-rate agency securities and Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Our involvement with the consolidated CMO trust described below is limited to the agency securities transferred to the trust by the investment bank and the CMO securities subsequently held by us. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Whether or not we were involved with the formation of the CMO or purchased the securities from third parties in separate transactions, our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest-only securities held by us. As of June 30, 2011 and December 31, 2010, the fair value of all of our CMO securities, interest-only securities and principal-only securities, excluding the consolidated CMO trust discussed below, was $512.1 million and $458.6 million, respectively, or $516.4 million and $463.6 million, respectively, including the net asset value of the consolidated CMO trust discussed below.

During fiscal year 2010, we entered into a CMO transaction whereby we transferred agency securities with a cost basis of $85.9 million to an investment bank in exchange for cash proceeds of $80.8 million and at the same time entered into a commitment with the same investment bank to purchase a to-be-issued interest-only strip collateralized by the agency securities transferred for $5.1 million. The investment bank contributed the transferred agency securities to a securitization trust held by Fannie Mae in exchange for CMO securities issued by the trust. Once the transferred agency securities were transferred to the securitization trust, Fannie Mae may only remove such securities upon certain events. Pursuant to the pre-existing commitment, the investment bank transferred to us the interest-only security issued by the trust. Our primary purpose for entering into this transaction was to eliminate the need to finance the principal class by transferring it to third parties, while still retaining the underlying economics of a financed transaction for the transferred securities, which we viewed as favorable. We concluded that we were the primary beneficiary of the CMO trust based on our disproportionate economic interest and, accordingly, we consolidated the CMO trust as it related to the agency securities transferred by us and the related liabilities issued by the trust. The effect of consolidating the CMO trust was that the interest-only security received was eliminated and we continued to recognize the assets transferred to the securitization trust in our total agency securities held and recorded a corresponding liability for the debt issued by the securitization trust, which is classified as other debt in our accompanying consolidated balance sheets. As of June 30, 2011, we recognized agency securities with a total fair value of $66.1 million and a principal balance of $62.3 million collateralized the remaining debt outstanding issued by the securitization trust of $61.8 million. As of December 31, 2010, we recognized agency securities with a total fair value of $77.9 million and a principal balance of $73.5 million collateralized the remaining debt outstanding issued by the securitization trust of $72.9 million. Such agency securities can only be used to settle this debt and the holder(s) of the debt issued by the securitization trust have no recourse to us. Further, there are no arrangements that could require us to provide financial support to this securitization trust. The consolidation did not materially impact our accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows.

Note 5. Repurchase Agreements and Other Debt

We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2011 and December 31, 2010, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	As of June 30, 2011			As of December 31, 2010
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
30 days or less	$13,475,727	0.23%	13	$3,306,175	0.32%	12
31 - 60 days	11,844,846	0.23%	28	5,648,155	0.31%	20
61 - 90 days	4,202,460	0.24%	22	1,496,452	0.29%	33
Greater than 90 days	3,982,109	0.25%	15	1,229,310	0.29%	43

Total / Weighted Average	$33,505,142	0.23%	20	$11,680,092	0.31%	22

As of June 30, 2011 and December 31, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. We do not anticipate any defaults by our repurchase agreement counterparties.

Other debt of $61.8 million and $72.9 million as of June 30, 2011 and December 31, 2010, respectively, consists of other variable rate debt outstanding at LIBOR plus 25 basis points in connection with the consolidation of a structured transaction for which we are the primary beneficiary in our accompanying financial statements (see Note 4).

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

As of June 30, 2011 and December 31, 2010, our derivative and other hedging instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one-month LIBOR with terms usually ranging up to 5 years. Our interest rate swaps are generally designated as cash flow hedges under ASC 815.

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

Derivatives Designated as Hedging Instruments

As of June 30, 2011 and December 31, 2010, we had net interest rate swap liabilities of $233.1 million and $37.7 million, respectively. The tables below summarize information about our outstanding interest rate swaps as of June 30, 2011 and December 31, 2010 (dollars in thousands):

		As of
Interest Rate Swaps Designated as Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010
Interest rate swap assets	Derivative assets, at fair value	$30,321	$33,695
Interest rate swap liabilities	Derivative liabilities, at fair value	(263,443)	(71,417)

		$(233,122)	$(37,722)

	As of June 30, 2011
Remaining Term for Interest Rate Swaps Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$900,000	1.72%	0.19%	$(8,794)	0.6
Greater than 1 year and less than 3 years	6,100,000	1.22%	0.19%	(59,576)	2.3
Greater than 3 years and less than 5 years	11,600,000	1.76%	0.19%	(127,063)	4.0
Greater than 5 years	3,400,000	2.25%	0.19%	(37,689)	5.1

Total	$22,000,000	1.69%	0.19%	$(233,122)	3.5

(1)	Remaining term includes the effect of deferred start dates for forward starting swaps of $7.9 billion ranging from one to six months from June 30, 2011.

	As of December 31, 2010
Remaining Term for Interest Rate Swaps Designated as Hedging Instruments	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$750,000	1.40%	0.26%	$(5,595)	0.7
Greater than 1 year and less than 3 years	2,850,000	1.54%	0.26%	(32,865)	2.5
Greater than 3 years and less than 5 years	2,850,000	1.78%	0.26%	738	4.3
Greater than 5 years	—	—	—	—	—

Total	$6,450,000	1.63%	0.26%	$(37,722)	3.1

The following table summarizes information about our outstanding interest rate swaps designated as hedging instruments for the three and six months ended June 30, 2011 and 2010 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Expirations/ Terminations	Ending Notional Amount
Three months ended June 30, 2011	$14,950,000	7,300,000	(250,000)	$22,000,000
Three months ended June 30, 2010	$2,350,000	650,000	—	$3,000,000
Six months ended June 30, 2011	$6,450,000	15,800,000	(250,000)	$22,000,000
Six months ended June 30, 2010	$2,050,000	950,000	—	$3,000,000

The table below summarizes the effect of interest rate swaps designated as hedges under ASC 815 on our consolidated statement of operations for the three and six months ended June 30, 2011 and 2010 (in thousands):

Interest Rate Swaps in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2011	$(252,664)	Interest Expense	$(46,109)	Loss on derivative instruments and trading securities, net	$(507)

Three months ended June 30, 2010	$(42,271)	Interest Expense	$(13,744)	Loss on derivative instruments and trading securities, net	$(123)

Six months ended June 30, 2011	$(194,763)	Interest Expense	$(69,220)	Loss on derivative instruments and trading securities, net	$(638)

Six months ended June 30, 2010	$(59,605)	Interest Expense	$(27,071)	Loss on derivative instruments and trading securities, net	$(314)

As of June 30, 2011, the amount of net interest expense expected to flow through our statement of operations over the next twelve months due to expected net settlements on our interest rate swaps is $282.4 million.

Additionally, during the six months ended June 30, 2011 and the three and six months ended June 30, 2010, we entered into or held forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges pursuant to ASC 815. We did not enter into such agreements during the three month period ended June 30, 2011. The following table summarizes information about our outstanding forward contracts designated as hedging instruments for the three and six months ended June 30, 2011 and 2010 (dollars in thousands):

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Three months ended June 30, 2011	$—	—	—	$—	$—	—
Three months ended June 30, 2010	$66,300	80,000	(66,300)	$80,000	$629	2
Six months ended June 30, 2011	$245,000	—	(245,000)	$—	$—	—
Six months ended June 30, 2010	$—	146,300	(66,300)	$80,000	$629	2

The effective portion of gains or losses for TBAs and forward settling specified agency securities is initially recognized in OCI for designated cash flow hedges and is subsequently reclassified within OCI for available-for-sale securities upon acquisition of the underlying hedged item. The ineffective portion of gains or losses is recognized in earnings in gain (loss) on derivative instruments and trading securities, net.

The table below summarizes the effect of purchases of TBAs and forward settling securities designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands).

Purchases of TBAs and Forward Settling Securities in Cash Flow Hedging Relationships	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended June 30, 2011	$—	$—	Gain on derivative instruments and trading securities, net	$—
Three months ended June 30, 2010	$629	$—	Gain on derivative instruments and trading securities, net	$—
Six months ended June 30, 2011	$12	$(3,213)	Gain on derivative instruments and trading securities, net	$—
Six months ended June 30, 2010	$629	$—	Gain on derivative instruments and trading securities, net	$—

Derivatives Not Designated as Hedging Instruments

As of June 30, 2011 and December 31, 2010, we had contracts to purchase (“long position”) and sell (“short position”) TBA and specified agency securities on a forward basis. Following is a summary of our long and short TBA and forward settling positions as of June 30, 2011 and December 31, 2010 (in thousands).

	As of June 30, 2011		As of December 31, 2010
Purchase and Sale Contracts for TBAs and Forward Settling Securities Not Designated as Hedging Instruments	Notional Amount	Fair Value	Notional Amount	Fair Value
15 year TBA securities:
Purchase	$1,245,700	$4,837	$1,532,000	$10,297
Sale	(19,825)	(515)	(1,454,500)	(3,127)

15 year TBA securities, net	1,225,875	4,322	77,500	7,170

30 year TBA securities:
Purchase	1,480,000	720	750,000	3,213
Sale	(4,261,700)	(19,976)	(1,835,700)	6,738

30 year TBA securities, net	(2,781,700)	(19,256)	(1,085,700)	9,951

Purchase of 20 year TBA securities	—	—	125,000	(2,116)
Purchase of specified ARM securities	706,665	3,518	34,303	296

Total, Net	$(849,160)	$(11,416)	$(848,897)	$15,301

As of June 30, 2011 and December 31, 2010, we had interest rate swap agreements outstanding that were not designated as hedges under ASC 815 consisting of interest rate swap agreements where we pay a fixed rate (“payer interest rate swaps”) and interest rate swap agreements where we receive a fixed rate (“receiver interest rate swaps”), summarized in the tables below (dollars in thousands).

	As of June 30, 2011
Interest Rate Swaps Not Designated as Hedging Instruments	Maturity	Notional Amount	Average Fixed Pay (Receive) Rate	Average Receive (Pay) Rate	Fair Value	Average Maturity (Years)
Payer interest rate swaps	2015	$250,000	1.66%	0.19%	$174	4.4
Receiver interest rate swaps	2015	$100,000	(2.50%)	(0.19%)	$3,659	4.3

	As of December 31, 2010
Interest Rate Swaps Not Designated as Hedging Instruments	Maturity	Notional Amount	Average Fixed Pay (Receive) Rate	Average Receive (Pay) Rate	Fair Value	Average Maturity (Years)
Payer interest rate swaps	2015	$250,000	1.66%	0.26%	$4,140	4.9
Receiver interest rate swaps	2015	$200,000	(2.26%)	(0.26%)	$2,743	4.7

As of June 30, 2011 and December 31, 2010, we had interest rate swaption agreements outstanding consisting of options to enter into interest rate swaps in the future where we would pay a fixed rate (“payer swaptions”) as summarized in the tables below (dollars in thousands):

	As of June 30, 2011
	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$53,079	$36,353	9	$4,050,000	3.56%	1M LIBOR	7.0

	As of December 31, 2010
	Option			Underlying Swap
Swaption	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
Payer	$4,596	$16,766	4	$850,000	2.28%	1M LIBOR	5.6

As of June 30, 2011, we had total return swaps outstanding linked to the Markit IOS Index, summarized in the table below. Under these swap agreements, we are either entitled to receive (“long position”) or pay (“short position”) a stated coupon linked to the index, net of an implied financing cost equal to one-month LIBOR, plus/(minus) increases/(decreases) in the index market value. Long positions are intended to synthetically replicate the performance of interest-only securities. Therefore, as interest rates rise and prepayment expectations decline, the index will typically increase in value and, as interest rates fall and prepayment expectations rise, the index will typically decrease in value. As the holder of the long position, we are required to pay a monthly periodic cash settlement equal to a decrease in the index value and, conversely, we are entitled to receive a periodic cash settlement equal to an increase in the index value. Changes, or mark-to-market movements, in the index are measured from the preceding periodic measurement date. Periodic cash settlements of the index mark-to-market movements are netted against periodic cash settlements of the stated coupon, less the implied financing costs. As of June 30, 2011, the linked index values of our total return swaps totaled $75.7 million. As of June 30, 2011, the fair value of these total return swaps reported in derivative assets, at fair value on our consolidated balance sheet was $0.1 million and represents the unrealized mark-to-market change in the linked index value since the preceding measurement date through June 30, 2011. Realized and unrealized gains and losses associated with changes in the underlying linked index value and net coupon interest are recognized in gain (loss) on derivative instruments and trading securities, net in our consolidated statements of operations and comprehensive income. We did not have any total return swaps outstanding as of December 31, 2010.

		As of June 30, 2011 (in thousands)
Position	Markit IOS Sub-Index	Notional Amount	Expiration Date	Fair Value
Long	5.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	$74,757	January 2040	$467
	5.5%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	403,965	January 2039	433
	6.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	203,933	January 2039	(518)

		682,655		382

Short	5.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	(74,758)	January 2040	(362)
	5.5%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	(234,546)	January 2039	110

		(309,304)		(252)

Net		$373,351		$130

The table below summarizes fair value information about our derivatives outstanding that were not designated as hedging instruments as of June 30, 2011 and December 31, 2010 (in thousands).

		As of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2011	December 31, 2010
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	$10,653	$2,929
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	2,818	16,320
Markit IOS total return swaps - long	Derivative assets, at fair value	1,540	—
Payer interest rate swaps	Derivative assets, at fair value	720	4,140
Receiver interest rate swaps	Derivative assets, at fair value	3,659	2,743
Payer swaptions	Derivative assets, at fair value	36,353	16,766

		$55,743	$42,898

Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	$(1,578)	$(2,193)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(23,309)	(1,755)
Payer interest rate swaps	Derivative liabilities, at fair value	(546)	—
Markit IOS total return swaps - long	Derivative liabilities, at fair value	(253)	—
Markit IOS total return swaps - short	Derivative liabilities, at fair value	(1,157)	—

		$(26,843)	$(3,948)

Additionally, as of June 30, 2011 and December 31, 2010, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $1.46 billion and $245.5 million, respectively. The borrowed securities were used to cover short sales of treasury securities from which we received total proceeds of $1.47 billion and $244.8 million, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive income.

The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for the three and six months ended June 30, 2011 and 2010 (in thousands):

	For the Three Months Ended June 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of March 31, 2011	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$4,316,100	10,073,472	(10,957,207)	$3,432,365	$61,045
Sale of TBA and forward settling agency securities	$5,400,035	32,607,920	(33,726,430)	$4,281,525	(165,199)
Payer interest rate swaps	$250,000	—	—	$250,000	(6,852)
Receiver interest rate swaps	$100,000	—	—	$100,000	2,699
Payer swaptions	$2,100,000	2,650,000	(700,000)	$4,050,000	(20,844)
Receiver swaptions	$250,000	—	(250,000)	$—	(369)
Short sales of U.S. government securities	$—	5,609,000	(4,145,000)	$1,464,000	(674)
Treasury futures	$—	50,000	(50,000)	$—	248
Markit IOS total return swaps - long	$1,015,314	—	(332,659)	$682,655	2,884
Markit IOS total return swaps - short	$—	(312,659)	3,356	$(309,303)	(545)

					$(127,607)

(1)	This amount excludes $0.4 million recorded as a gain for interest-only and principal-only securities re-measured at fair value through earnings, a loss of $0.5 million for hedge ineffectiveness on our outstanding interest rate swaps designated as hedging instruments and a gain of $27.7 million from trading securities in gain on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive for the three months ended June 30, 2011.

	For the Three Months Ended June 30, 2010
Derivatives Not Designated as Hedging Instruments	Notional Amount as of March 31, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(2)
Purchase of TBA and forward settling agency securities	$184,668	253,213	(256,739)	$181,142	$8,196
Sale of TBA and forward settling agency securities	$335,000	1,851,094	(1,916,094)	$270,000	(23,623)
Put options	$75,000	—	(75,000)	$—	(365)
Payer interest rate swaps	$—	50,000	(50,000)	$—	(280)
Payer swaptions	$200,000	—	—	$200,000	(591)
Receiver swaptions	$100,000	200,000	—	$300,000	2,502

					$(14,161)

(2)	This amount excludes $8.5 million recorded as a loss for interest-only securities re-measured at fair value through earnings, a loss of $0.1 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $1.4 million from trading securities in (loss) gain on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive for the three months ended June 30, 2011.

	For the Six Months Ended June 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(3)
Purchase of TBA and forward settling agency securities	$512,303	22,341,165	(19,421,103)	$3,432,365	$45,250
Sale of TBA and forward settling agency securities	$1,361,200	50,928,690	(48,008,365)	$4,281,525	(146,336)
Put options	$—	(200,000)	200,000	$—	1,133
Payer interest rate swaps	$250,000	—	—	$250,000	(5,887)
Receiver interest rate swaps	$200,000	—	(100,000)	$100,000	926
Payer swaptions	$850,000	4,200,000	(1,000,000)	$4,050,000	(25,880)
Receiver swaptions	$—	250,000	(250,000)	$—	(736)
Short sales of U.S. government securities	$250,000	8,524,000	(7,310,000)	$1,464,000	195
Treasury futures	$—	50,000	(50,000)	$—	248
Markit IOS total return swaps - long	$—	1,089,420	(406,765)	$682,655	12,440
Markit IOS total return swaps - short	$—	(312,659)	3,356	$(309,303)	(545)

					$(119,192)

(3)	This amount excludes $3.1 million recorded as a gain for interest-only securities re-measured at fair value through earnings, a loss of $0.6 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $28.3 million from trading securities in (loss) gain on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive for the six months ended June 30, 2011.

	For the Six Months Ended June 30, 2010

Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(4)
Purchase of TBA and forward settling agency securities	$596,516	1,089,089	(1,504,463)	$181,142	$12,434
Sale of TBA and forward settling agency securities	$616,747	2,817,260	(3,164,007)	$270,000	(20,877)
Put options	$—	75,000	(75,000)	$—	(328)
Payer interest rate swaps		150,000	(150,000)	$—	(1,111)
Payer swaptions	$200,000	—	—	$200,000	(2,382)
Receiver swaptions	$100,000	300,000	(100,000)	$300,000	2,126

					$(10,138)

(4)	This amount excludes $6.4 million recorded as a loss for interest-only securities re-measured at fair value through earnings, a loss of $0.3 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $1.4 million from trading securities in (loss) gain on derivative instruments and trading securities, net in our consolidated statement of operations and comprehensive for the six months ended June 30, 2010.

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

As of June 30, 2011, the fair value of our interest rate swaps in a liability position related to these agreements was $265.4 million. We had agency securities with fair values of $293.7 million, and restricted cash of $188.8 million, or $482.5 million in total agency securities and restricted cash, pledged as collateral against our interest rate swaps, including initial collateral posted upon execution of interest rate swap and total return swap transactions, as of June 30, 2011. Termination values of interest rate swaps in a liability position totaled $271.2 million as of June 30, 2011. The difference between the fair value liability and the termination liability represents accrued interest and an adjustment for nonperformance risk of our counterparties.

Note 7. Fair Value Measurements

ASC 820 provides for a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the six months ended June 30, 2011 and 2010. The three levels of hierarchy are defined as follows:

•	Level 1 Inputs —Quoted prices (unadjusted) for identical unrestricted assets and liabilities in active markets that are accessible at the measurement date.

•

Level 2 Inputs —Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.

•	Level 3 Inputs —Instruments with primarily unobservable market data that cannot be corroborated.

All of our agency securities and derivative and hedging assets and liabilities were valued based on the income or market approach using Level 2 inputs as of June 30, 2011 and December 31, 2010.

Note 8. Stockholders’ Equity

Equity Offerings

During the six months ended June 30, 2011, we completed three follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share amounts):

Public Offering	Public Offering Price Per Share(1)	Shares	Net Proceeds(2)
January 2011	$28.00	26,910	$719,250
March 2011	$27.72	32,200	892,242
June 2011	$27.56	49,680	1,368,756

Total		108,790	$2,980,248

(1)	Public offering price per share is gross of underwriters’ discount, if applicable
(2)	Net proceeds are net of the underwriters’ discount, if applicable and other offering costs

Controlled Equity OfferingSM Program

We have a sales agreement with an underwriter to, from time to time, publicly offer and sell up to 15 million shares of our common stock in privately negotiated and/or at-the-market transactions. During the three month period ended June 30, 2011, there were no sales under the sales agreement. During the six month period ended June 30, 2011, we sold 4.3 million shares of our common stock under the sales agreement at an average offering price of $29.41 per share for proceeds, net of the underwriter’s discount and other program costs, of $126.1 million. As of June 30, 2011, 6.3 million shares of our common stock remain under the sales agreement.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three month period ended June 30, 2011, there were no shares issued under the plan. During the six month period ended June 30, 2011, we issued 0.5 million shares under the plan for net cash proceeds of $14.9 million. As of June 30, 2011, there were 4.7 million shares available for issuance under the plan.

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

We have elected to be taxed as a real estate investment trust, or REIT, under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. We are externally managed by American Capital AGNC Management, LLC (“our Manager”), an affiliate of American Capital, Ltd. (“American Capital”).

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

FINANCIAL CONDITION

As of June 30, 2011 and December 31, 2010, our investment portfolio consisted of $39.9 billion and $13.5 billion, respectively, of agency securities. The following tables summarize certain characteristics of our investment portfolio as of June 30, 2011 (dollars in thousands):

	As of June 30, 2011
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Agency Securities Classified as Available-For-Sale:
Fannie Mae	$23,109,832	$24,023,911	104.0%	$24,192,174	4.28%	3.41%
Freddie Mac	14,729,370	15,291,385	103.8%	15,372,680	4.18%	3.42%
Ginnie Mae	107,989	112,216	103.9%	113,809	4.16%	2.15%

Total / Weighted Average Available-For-Sale Agency Securities	$37,947,191	$39,427,512	103.9%	$39,678,663	4.24%	3.41%

Fixed-Rate	$33,293,597	$34,605,297	103.9%	$34,800,624	4.25%	3.51%
Adjustable-Rate	4,401,190	4,563,144	103.7%	4,612,940	4.18%	2.74%
CMO	252,404	259,071	102.6%	265,099	3.79%	2.72%

Total / Weighted Average Available- For-Sale Securities	$37,947,191	$39,427,512	103.9%	$39,678,663	4.24%	3.41%

	As of June 30, 2011
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average
				Coupon	Yield (1)
Agency Securities Remeasured at Fair Value Through Earnings:
Interest-Only Strips
Fannie Mae	$791,479	$114,547	$118,210	5.57%	8.24%
Freddie Mac	555,896	84,940	88,619	5.60%	12.38%
Principal-Only Strips
Fannie Mae	46,411	40,159	40,215	0.00%	4.00%

Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$1,393,786	$239,646	$247,044	5.39%	9.00%

(1)	Incorporates an average future constant prepayment rate assumption of 10% based on forward rates as of June 30, 2011 and an average reset rate for adjustable rate securities of 2.72%, which is equal to the average underlying index rate of 0.91% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.81%.

Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific CMO securities. Principal-only securities represent the right to receive contractual principal flows of the UPB of specific CMO securities. The interest cash flows from our interest-only securities taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 4.44% of the combined par value our agency securities (excluding the UPB of our interest-only securities) as of June 30, 2011. The combined weighted average yield of our agency portfolio was 3.45% as of June 30, 2011.

The following table summarizes certain characteristics of our investment portfolio as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average
					Coupon	Yield(1)
Agency Securities Classified as Available-For-Sale:
Fannie Mae	$8,207,464	$8,557,281	104.3%	$8,559,569	4.51%	3.31%
Freddie Mac	4,599,712	4,819,133	104.8%	4,788,706	4.45%	3.11%
Ginnie Mae	100,408	105,078	104.7%	105,266	4.37%	2.14%

Total / Weighted Average Available-For-Sale Agency Securities	12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%

Fixed-Rate	8,779,691	$9,144,352	104.2%	$9,101,479	4.29%	3.45%
Adjustable-Rate	3,745,363	3,942,937	105.3%	3,950,164	4.96%	2.69%
CMO	382,530	394,203	103.1%	401,898	4.27%	3.52%

Total / Weighted Average Available- For-Sale Agency Securities	$12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%

	As of December 31, 2010
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average
				Coupon	Yield(1)
Agency Securities Remeasured at Fair Value Through Earnings:
Interest-Only Securities
Fannie Mae	$229,980	$18,957	$20,425	4.18%	15.48%
Freddie Mac	314,705	33,447	36,314	5.52%	27.23%

Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$544,685	$52,404	$56,739	4.95%	22.98%

(1)	Incorporates an average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%.

As of December 31, 2010, the interest cash flows from our interest-only securities taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 4.70% of the combined par value our agency securities (excluding the UPB of our interest-only securities). The combined weighted average yield of our agency portfolio was 3.31% as of December 31, 2010.

As of June 30, 2011 and December 31, 2010, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices. The following tables detail the characteristics of our ARMs and hybrid ARMs portfolio by index as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	As of June 30, 2011				As of December 31, 2010
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	40	80	44	31	39	75	48	35
Weighted average margin	1.59%	1.80%	1.91%	1.84%	1.53%	1.75%	2.14%	1.83%
Weighted average annual period cap	1.09%	2.00%	1.58%	1.00%	1.23%	2.00%	1.86%	1.00%
Weighted average lifetime cap	10.60%	9.11%	9.91%	10.10%	10.86%	9.88%	10.28%	10.13%
Principal amount	$105,180	$3,820,758	$244,365	$230,887	$141,318	$2,683,203	$659,825	$261,017
Percentage of investment portfolio at par value	0%	10%	1%	1%	1%	21%	5%	2%

The following table details the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of June 30, 2011 and December 31, 2010 (dollars in thousands):

	As of June 30, 2011			As of December 31, 2010
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than one year	$22,907	0%	7	$25,803	1%	7
Greater than or equal to one year and less than two years	91,900	2%	19	218,928	5%	18
Greater than or equal to two years and less than three years	601,892	13%	30	737,130	19%	33
Greater than or equal to three years and less than five years	445,186	10%	44	1,010,349	26%	47
Greater than or equal to five years	3,451,055	75%	88	1,957,954	49%	94

Total / Weighted Average	$4,612,940	100%	74	$3,950,164	100%	66

Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of June 30, 2011 and December 31, 2010, the average final contractual maturity of the agency securities in our investment portfolio was 21 and 22 years, respectively. The estimated weighted average months to maturity of the agency securities in the table below are based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.

The following table summarizes our agency securities classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of June 30, 2011 and December 31, 2010 (in thousands):

	As of June 30, 2011			As of December 31, 2010
Weighted Average Life	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$43,212	$43,350	3.81%	$—	$—	—
Greater than one year and less than or equal to three years	1,056,763	1,035,249	4.95%	133,123	132,520	5.05%
Greater than three years and less than or equal to five years	4,188,329	4,134,240	4.48%	3,841,282	3,821,992	4.92%
Greater than five years	34,390,359	34,214,673	4.19%	9,479,136	9,526,980	4.31%

Total	$39,678,663	$39,427,512	4.24%	$13,453,541	$13,481,492	4.49%

The weighted average life of our interest-only and principal-only securities was 5.2 and 6.2 years as of June 30, 2011 and December 31, 2010, respectively.

The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact the rate of prepayments, as interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of June 30, 2011, our portfolio was purchased at a net premium.

In determining the estimated weighted average months to maturity of our agency securities and the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 10% as of June 30, 2011. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Furthermore, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2011 and December 31, 2010 and our consolidated statements of operations and key statistics for the three and six months ended June 30, 2011 and 2010 (in thousands, except per share amounts):

	As of
Balance Sheet Data:	June 30, 2011	December 31, 2010
Investment portfolio, at fair value	$39,925,707	$13,510,280
Total assets	$43,636,570	$14,475,829
Repurchase agreements and other debt	$33,566,899	$11,753,019
Total liabilities	$38,859,924	$12,903,765
Total stockholders’ equity	$4,776,646	$1,572,064
Net asset value per common share as of period end(1)	$26.76	$24.24

	For the three months ended June 30,		For the six months ended June 30,
Consolidated Statement of Operations Data:	2011	2010	2011	2010
Interest income	$264,728	$50,589	$429,221	$89,386
Interest expense	63,816	17,348	99,464	32,858

Net interest income	200,912	33,241	329,757	56,528

Gain from sale of agency securities, net	93,892	29,585	98,112	56,993
Loss from derivative instruments and trading securities, net	(100,013)	(21,867)	(88,484)	(15,947)

Total other income, net	(6,121)	7,718	9,628	41,046

Management fees	12,423	2,314	20,877	4,098
General and administrative expenses	4,546	1,787	7,143	3,468

Total expenses	16,969	4,101	28,020	7,566

Net income	$177,822	$36,858	$311,365	$90,008

Net income per common share—basic and diluted	$1.36	$1.23	$2.82	$3.28

Weighted average number of common shares outstanding—basic and diluted	130,467	29,872	110,496	27,451

Dividends declared	$1.40	$1.40	$2.80	$2.80

	For the three months ended June 30,		For the six months ended June 30,
Other Data:	2011	2010	2011	2010
Average agency securities, at cost	$31,552,263	$5,886,806	$25,480,054	$4,993,331
Average agency securities, at cost—percent of par value	104.4%	104.1%	104.4%	104.0%
Average total assets, at fair value	$34,442,961	$6,498,247	$27,519,559	$5,545,264
Average repurchase agreements and other debt(2)	$28,668,011	$5,548,225	$23,205,847	$4,670,611
Average stockholders’ equity(3)	$3,785,199	$705,466	$3,102,208	$643,107
Average coupon(4)	4.55%	5.20%	4.55%	5.19%
Average asset yield(5)	3.35%	3.44%	3.37%	3.58%
Average cost of funds(6)	0.89%	1.07%	0.86%	1.15%
Average cost of funds—terminated swap amortization expense(7)	—	0.19%	—	0.27%
Average net interest rate spread(8)	2.46%	2.18%	2.51%	2.16%
Average actual CPR for securities held during the period	9%	28%	10%	24%
Average forecasted CPR as of period end	10%	20%	10%	20%
Leverage (average during the period)(9)	7.6:1	7.9:1	7.5:1	7.3:1
Leverage (as of period end)(10)	7.5:1	8.2:1	7.5:1	8.2:1
Annualized expenses % of average assets(11)	0.20%	0.25%	0.21%	0.28%
Annualized expenses % of average equity(12)	1.80%	2.33%	1.82%	2.37%
Net return on average stockholders’ equity(13)	18.8%	21.0%	20.2%	28.2%
Annualized economic return(14)	34.0%	35.5%	44.3%	34.6%

*	Average numbers for each period are weighted based on days on our books and records, all percentages are annualized.
(1)	Net asset value per common share was calculated by dividing our total stockholders’ equity by our number of shares outstanding.
(2)	Average repurchase agreement and other debt represents their daily weighted average balances, less amounts used to fund short-term investments in U.S. treasury securities.
(3)	Average stockholders’ equity calculated as the average month-end stockholders’ equity balance outstanding during the period.
(4)	Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on our agency securities by our daily weighted average agency securities.
(5)	Weighted average asset yield for the period was calculated by dividing our total interest income on our agency securities, including amortization of premiums and discounts, by our daily weighted average agency securities.
(6)	Weighted average cost of funds for the period was calculated by dividing our total interest expense by our daily weighted average repurchase agreements and other debt. Total interest expense excludes amortization expense related to the costs of the previously terminated interest rate swaps during the periods presented.
(7)	Represents amortization expense associated with interest rate swaps terminated in a prior period of $2.6 million and $6.3 million for the three and six months ended June 30, 2010, respectively,
(8)	Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.
(9)	Leverage during the period was calculated by dividing the our daily weighted average repurchase agreements and other debt outstanding, less repurchase agreements for treasury securities, for the period by our average month-ended stockholders’ equity for the period. Average leverage for the three month period ended June 30, 2011 was 8.3x, pro forma, when average equity is adjusted to exclude the June 2011 follow-on equity offering that closed on June 28, 2011.
(10)	Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable/payable for unsettled agency securities and other debt by our total stockholders’ equity at period end.
(11)	Annualized expenses as a percentage of average total assets was calculated by dividing our total expenses by our average total assets on an annualized basis.
(12)	Annualized expenses as a percentage of average stockholders’ equity was calculated by dividing our total expenses by our average stockholders’ equity on an annualized basis.
(13)	Annualized net return on average stockholders’ equity for the period was calculated by dividing our net income by our average stockholders’ equity on an annualized basis.
(14)	Annualized economic return represents the sum of the change in net asset value over the period and dividends declared during the period over the beginning net asset value on an annualized basis.

Interest Income and Asset Yield

Interest income was $264.7 million and $50.6 million for the three months ended June 30, 2011 and 2010, respectively. Interest income was $429.2 million and $89.4 million for the six months ended June 30, 2011 and 2010, respectively. The year-over-year increases were due to an increase in our average investment portfolio, partially offset by a decline in our average asset yield.

Our average asset yield declined to 3.35% for the current three month period from 3.44% for the prior year three month period and to 3.37% for the current six month period from 3.58% for the prior year six month period as a result of acquiring lower yielding securities due to changes in portfolio composition. The average coupon of our investment portfolio declined to 4.55% for each of the current year periods from approximately 5.20% for the prior year periods, while the average amortized cost basis of our investment portfolio remained largely unchanged at 104.4% of par value for each of the current year periods compared to approximately 104.1% of par value for the prior year periods.

We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 10% and 20% as of June 30, 2011 and 2010, respectively. The actual CPR realized for individual securities in our investment portfolio was approximately 9% and 28% for the current and prior year three month periods, respectively, and 10% and 24% for the current and prior year six month periods, respectively. The year-over-year decrease in the actual CPR realized is due to the impact of buyouts of accumulated delinquent loans by the GSEs from mortgage pools collateralizing agency securities (“GSE Buyouts”) during the first half of 2010, which had the impact of increasing the average prepayment speed of our portfolio during the prior year period. The decrease in the forecasted CPR is primarily due a higher percentage of securities held that are collateralized by loans with favorable prepayment attributes as of June 30, 2011 relative to the prior period.

Additionally, pursuant to ASC 310-20, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected CPR assumptions, the lower our reset rate assumption is pursuant to ASC 310-20 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period. Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired during a period of historically low index rates. Accordingly, the majority of the premium balance on our adjustable rate securities will be amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows. For adjustable rate securities held as of June 30, 2011, the weighted average coupon rate was 4.18%, the weighted average months to reset was 74 months and the weighted average reset rate assumption was 2.72%, which is based on a weighted average underlying index rate of 0.91% as of the date we acquired the securities and a weighted average margin of 1.81%.

Interest income for the current and prior year three month period is net of $78.9 million and $22.9 million, respectively, and for the current and prior year six month period is net of $126.9 million and $35.2 million, respectively, for net amortization of premiums and discounts on our investment portfolio. The unamortized premium balance of our aggregate investment portfolio, including the unamortized cost basis of our interest-only securities and net of discounts, was $1.7 billion and $626.3 million as of June 30, 2011 and December 31, 2010, respectively.

Leverage

Our leverage as of June 30, 2011 and December 31, 2010 was 7.0 and 7.5 times our stockholders’ equity, respectively. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.5 and 7.8 times our stockholders’ equity as of June 30, 2011 and December 31, 2010, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels.

The table below presents our quarterly average and quarter end repurchase agreement and other debt balances outstanding and average leverage ratios for the three and six months ended June 30, 2011 and 2010 and December 31, 2010 (dollars in thousands):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2010	$3,787,583	$4,651,115	$4,651,115	0.22%	0.21%	6.5:1	7.6:1	7.9:1
June 30, 2010	$5,548,225	$6,634,342	$6,634,342	0.26%	0.28%	7.9:1	8.4:1	8.2:1
December 31, 2010(5)	$10,813,568	$12,340,635	$11,753,019	0.29%	0.31%	8.4:1	7.5:1	7.8:1
March 31, 2011(4)(5)	$17,755,790	$22,147,273	$22,061,884	0.28%	0.28%	7.4:1	6.6:1	7.6:1
June 30, 2011(4)(5)	$28,668,011	$33,566,899	$33,566,899	0.25%	0.23%	7.6:1	7.0:1	7.5:1

(1)	Average leverage for the period was calculated by dividing our daily weighted average repurchase agreements and other debt outstanding, less repurchase agreements for treasury securities, by the Company’s average month-ended stockholders’ equity for the period.
(2)	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements and other debt by our stockholders’ equity at period end.
(3)	Leverage as of period end, net of unsettled trades was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net liabilities and receivables for unsettled agency securities and other debt by our total stockholders’ equity at period end.
(4)	Average leverage for the three months ended March 31 and June 30, 2011 was 8.2x and 8.3x, pro forma, when average equity is adjusted to exclude the March and June 2011 follow-on equity offering that closed on March 25 and June 28, 2011, respectively.
(5)	Average leverage for the period was higher than leverage as of period end because we had not fully invested net proceeds raised from follow-on equity offerings occurring late in the period.

Interest Expense and Cost of Funds

Interest expense was $63.8 million and $17.3 million for the three months ended June 30, 2011 and 2010, respectively. Interest expense was $99.5 million and $32.9 million for the six months ended June 30, 2011 and 2010, respectively. The year-over-year increase in interest expense was due to an increase in our average repurchase agreement and other debt balance outstanding, partially offset by a decline in swap interest expense due to timing differences between asset settlements and the initiation of new interest rate swap agreements and a reduction of swap interest expense of $2.6 million and $6.3 million for terminated swap amortization expense recorded during the three and six month prior year periods, respectively.

For the three month period ended June 30, 2011 and 2010, our average repurchase agreement and other debt balance outstanding was $28.7 billion and $5.5 billion, respectively. For the six month period ended June 30, 2011 and 2010, our average repurchase agreement and other debt balance outstanding was $23.2 billion and $4.7 billion, respectively. The year-over-year increases were primarily driven by deploying new equity capital raised during the current periods on a levered basis. The average interest rate on our repurchase agreements and other debt remained unchanged for the three and six month periods ended June 30, 2011 and 2010 at approximately 0.25%. Including the net impact of interest rate swaps, the total three and six month average cost of funds declined year-over-year to 0.89% from 1.26% (or from 1.07% when excluding amortization expense associated with previously terminated interest rate swaps), respectively, and to 0.86% from 1.42% (or from 1.15% when excluding amortization expense associated with previously terminated interest rate swaps), respectively.

For the current and prior year three month period, our interest rate swaps designated as cash flow hedges under ASC 815 increased the cost of our borrowings by $46.3 million and $11.2 million, or 0.65% and 0.81% of our interest bearing liabilities, respectively. When excluding forward starting swaps, for the current and prior year three month period, we had average notional amounts outstanding under our interest rate swap agreements designated as cash flow hedges of $12.0 billion and $2.6 billion (or 42% and 46% of our average repurchase agreement and other debt balance) with a weighted average fixed pay rate of 1.72% and 2.01%, respectively. For the current and prior year six month period, our interest rate swaps designated as cash flow hedges increased the cost of our borrowings by $69.5 million and $21.0 million, or 0.60% and 0.91% of our interest bearing liabilities, respectively. When excluding forward starting swaps, for the current and prior year six month period, we had average notional amounts outstanding under our interest rate swap agreements designated as cash flow hedges of $9.3 billion and $2.4 billion (or 40% and 51% of our average repurchase agreement and other debt balance) with a weighted average fixed pay rate of 1.69% and 2.0%, respectively.

Net Interest Income and Net Interest Rate Spread

Net interest income, which equals interest income less interest expense, was $200.9 million and $33.2 million for the three month period ended June 30, 2011 and 2010, respectively. The average net interest rate spread, which equals the average yield on our assets for the period less the average cost of funds for the three month period ended June 30, 2011 and 2010, was 2.46% and 2.18% (or 2.37% excluding terminated swap amortization expense), respectively. Net interest income was $329.8 million and $56.5 million for the six month period ended June 30, 2011 and 2010, respectively. The average net interest rate spread for the six month period ended June 30, 2011 and 2010, was 2.51% and 2.16% (or 2.43% excluding terminated swap amortization expense), respectively. As of June 30, 2011, our weighted average asset yield was 3.45%, our weighted average cost of funds was 1.09% and our net interest rate spread was 2.36%.

Our weighted average cost of funds as of June 30, 2011 is based on our total repurchase agreement and other debt balance outstanding, plus the net payable for unsettled trades, (altogether totaling $35.7 billion), a weighted average interest rate on our repurchase agreements of 0.23%, and an interest rate swap balance of $21.0 billion notional and an average pay rate of 1.64% (or 1.45% net of the receive rate). The interest rate swap balance includes interest rate swaps designated as cash flow hedges in effect as of June 30, 2011 totaling $14.1 billion, plus $6.9 billion of forward starting swaps, net of interest rate expirations, starting within three months of June 30, 2011.

As of June 30, 2011, we had a total of $7.9 billion of forward starting interest rate swaps with forward start dates ranging from one to six months from June 30, 2011. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager’s view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads.

Gain on Sale of Agency Securities, Net

The following table is a summary of our net gain on sale of agency securities for the current and prior year periods (in thousands):

	Three Months Ended		Six Months Ended
	June 30, 2011	June 30, 2010	June 30, 2011	June 30, 2010
Agency securities sold, at cost	$(10,448,371)	$(2,624,277)	$(12,383,828)	$(4,741,787)
Proceeds from agency securities sold(1)	10,542,263	2,653,862	12,481,940	4,798,780

Net gains on sale of agency securities	$93,892	$29,585	$98,112	$56,993

Gross gains on sale of agency securities	$95,684	$31,327	$109,233	$61,381
Gross losses on sale of agency securities	(1,792)	(1,742)	(11,121)	(4,388)

Net gains on sale of agency securities	$93,892	$29,585	$98,112	$56,993

(1)	Proceeds include cash received during the period, plus receivable for agency securities sold during the period as of period end.

Sales of securities are driven by our Manager’s execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk and overall exposure to interest rate risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors. During the three month period ended June 30, 2011, we sold holdings of higher coupon securities and reinvested the sales’ proceeds into lower coupon, shorter duration securities backed by loans our Manager believes have more favorable prepayment attributes relative to the current economic environment, including the general decline in interest rates as of the end of the current period. Sales of securities during the prior year periods were similarly driven by Manager’s intent of reinvesting sales proceeds into assets with more favorable involuntary prepayment attributes in anticipation of the GSE Buyouts of built up delinquent mortgage loans from their outstanding mortgage pools during the prior year periods.

Gain (loss) on Derivative Instruments and Trading Securities, Net

The following table is a summary of our gain (loss) on derivative instruments and trading securities, net for current and prior year quarters (in thousands):

	For the three months ended June 30,		For the six months ended June 30,
	2011	2010	2011	2010
Realized (loss) gain from derivative instruments and trading securities:
Purchase of TBAs and forward settling agency securities	$25,777	$6,029	$36,911	$7,351
Sale of TBAs and forward settling agency securities	(125,598)	(11,715)	(111,281)	(10,590)
Interest rate payer swaptions	(3,563)	—	2,649	—
Interest rate receiver swaptions	(369)	—	(369)	(243)
Interest rate swaps not designated as hedges	(694)	(281)	(5,079)	(1,111)
U.S. treasury securities	27,748	1,443	28,309	1,443
Short sales of U.S. treasury securities	(14,950)	—	(14,760)	—
Markit IOS Index total return swaps	11,032	—	12,835	—
Treasury futures	248	—	248	—
Put options	—	(328)	1,133	(328)

Total realized (loss) gain from derivative instruments and trading securities, net	(80,369)	(4,852)	(49,404)	(3,478)

Unrealized (loss) gain from derivative instruments and trading securities:(1)
Purchase of TBAs and forward settling agency securities	(24,362)	723,022	(68,568)	(418,344)
Sale of TBAs and forward settling agency securities	20,029	(732,762)	41,852	413,140
Interest-only and principal only strips	356	(9,026)	3,037	(6,938)
Interest rate payer swaptions	(17,281)	2,427	(28,896)	562
Interest rate receiver swaptions	—	(516)	—	(575)
Interest rate swaps not designated as hedges	(3,459)	—	118	—
Short sales of U.S. treasury securities	14,276	—	14,955	—
Put options	—	(37)	—	—
Markit IOS total return swaps	(8,696)	—	(940)	—
Hedge ineffectiveness on interest rate swaps	(507)	(123)	(638)	(314)

Total unrealized (loss) gain from derivative instruments and trading securities, net	(19,644)	(17,015)	(39,080)	(12,469)

Total loss from derivative instruments and trading securities, net	$(100,013)	$(21,867)	$(88,484)	$(15,947)

(1)	Unrealized gain (loss) from derivatives and trading securities includes reversals of prior period amounts for settled or expired derivatives and trading securities.

The year over year increases in net losses from derivatives and trading securities (“other supplemental hedges”) were due to an increase in the size of our investment portfolio coupled with an increase in our use of other supplemental hedging strategies entered into to manage the potential adverse impact of near term changes in interest rates on our net asset value and future cash flows. We invest in other supplemental hedges, in addition to our use of interest rate swap agreements that are intended to hedge against longer-term increases in interest rates, based on a variety of factors, including our Manager’s view of how our existing portfolio of agency securities will perform under different interest rate scenarios and the need to hedge against potential near-term changes in interest rates. The intended purpose of the other supplemental hedges held during the current three month period was to hedge against potential near-term increases in interest rates, consequently the net losses from our supplemental hedges for the current three month period were driven by a general decline in interest rates during the period.

For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

Management Fees and General and Administrative Expenses

We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $12.4 million and $2.3 million for the three month periods ended June 30, 2011 and 2010, respectively, and $20.9 million and $4.1 million for the six month periods ended June 30, 2011 and 2010, respectively.

General and administrative expenses were $4.5 million and $1.8 million for the three month periods ended June 30, 2011 and 2010, respectively, and $7.1 million and $3.5 million for the six month periods ended June 30, 2011 and 2010, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses.

Our total management fee and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis declined year-over-year to 1.80% from 2.33% for the current and prior three month period, respectively, and to 1.82% from 2.37% for the current and prior six month period, respectively, due to improved operating leverage.

Dividends

For the current and prior year periods, we declared quarterly dividends of $1.40 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of June 30, 2011, we have declared or paid all of our taxable income for the 2010 tax year and we have an estimated $78 million of undistributed taxable income related to our 2011 tax year, net of the June 30, 2011 dividend payable of $180.4 million. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences related to unrealized gains and losses on derivative instruments and trading securities that are recognized in income for GAAP but are excluded from taxable income until realized or settled, temporary differences in the CPR used to amortize premiums or accrete discounts, temporary differences related to timing of the recognition of hedge ineffectiveness, permanent and temporary differences related to the timing and amount recognized for stock-based compensation and permanent differences for excise tax expense.

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

Equity Offerings

During the six months ended June 30, 2011, we completed three follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share amounts):

	For the Six Months Ended June 30, 2011
Public Offering	Public Offering Price Per Share(1)	Shares	Net Proceeds(2)
January 2011	$28.00	26,910	$719,250
March 2011	$27.72	32,200	892,242
June 2011	$27.56	49,680	1,368,756

Total		108,790	$2,980,248

(1)	Public offering price per share is gross of underwriters’ discount, if applicable
(2)	Proceeds received, net of the underwriters’ discount, if applicable, and other offering costs

Controlled Equity OfferingSM Program

We have a sales agreement with an underwriter to, from time to time, publicly offer and sell up to 15 million shares of our common stock in privately negotiated and/or at-the-market transactions. During the three month period ended June 30, 2011 there were no sales under the sales agreement. During the six month period ended June 30, 2011, we sold 4.3 million shares of our common stock under the sales agreement at an average offering price of $29.41 per share for proceeds, net of the underwriter’s discount and other program costs, of $126.1 million. As of June 30, 2011, 6.3 million shares of common stock remain under the sales agreement.

Dividend Reinvestment and Direct Stock Purchase Plan

We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three month period ended June 30, 2011 there were no shares issued under the plan. During the six month period ended June 30, 2011, we issued 0.5 million shares under the plan for net cash proceeds of $14.9 million. As of June 30, 2011, there were 4.7 million shares available for issuance under the plan.

Debt Capital

As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities that range from 30 to 90 days, but may have maturities of less than 30 days or up to 364 days. When adjusted for net payables and receivables for agency securities purchased but not yet settled and other debt, our leverage ratio was 7.5 times the amount of our stockholders’

equity as of June 30, 2011. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. We have master repurchase agreements with 26 financial institutions, subject to certain conditions. As of June 30, 2011, borrowings under repurchase arrangements secured by agency securities totaled $33.5 billion, other debt associated with a structured transaction accounted for as a financing transaction totaled $0.1 billion and net payables for agency securities not yet settled was $2.1 billion. As of June 30, 2011, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. Refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our borrowings under repurchase agreements and other debt and weighted average interest rates as of June 30, 2011.

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of June 30, 2011, we have met all margin requirements. We had unrestricted cash and cash equivalents of $625.9 million and unpledged agency securities of $2.1 billion, excluding net unsettled purchases and sales of agency securities, available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2011.

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

We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. We have entered into interest rate swap agreements to attempt to mitigate the risk of the cost of our short-term variable rate liabilities rising during a period of rising interest rates, thereby compressing the net spreads that we earn on our long-term fixed-rate assets. As of June 30, 2011, we had interest rate swap agreements that were designated as cash flow hedges for accounting purposes of a like amount of our short-term borrowings. Refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2011 and the related activity for the first quarter 2011.

Off-Balance Sheet Arrangements

As of June 30, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations, including interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Index. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.

Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2011. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.

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

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	-10.4%	-1.2%
+50 Basis Points	-4.7%	-0.5%
-50 Basis Points	1.0%	0.1%
-100 Basis Points	-4.7%	-0.5%

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

Spread Risk

Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of June 30, 2011, the fair value of these securities was $39.9 billion. When the spread between the yield on our agency securities and U.S. treasury securities or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.

Liquidity Risk

The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets that are pledged to secure repurchase agreements are high-quality agency securities and cash. As of June 30, 2011, we had unrestricted cash and cash equivalents of $625.9 million and unpledged agency securities of $2.1 billion available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.

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

Evaluation of Disclosure Controls and Procedures

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the “Exchange Act”) reports is recorded, processed, summarized and reported within the time periods specified in the SEC’s rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of “disclosure controls and procedures” as promulgated under the Exchange Act and the rules and regulations there under. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Changes in Internal Controls over Financial Reporting

There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month or six month period ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2011, we have no legal proceedings.

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

Because we have no employees, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager’s officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager’s investment committee consists of Malon Wilkus, John R. Erickson, Samuel A. Flax and Thomas A. McHale, each of whom is an officer of American Capital and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Gary Kain is our President and Chief Investment Officer and also serves as the President and a member of the parent company of our Manager, and he may have significant responsibilities for new funds that are managed by the parent company of our Manager or affiliated entities of our Manager. Because certain of our and our Manager’s officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.

American Capital has agreed that so long as the Manager or an affiliate of American Capital continues to manage our company, it will not sponsor another investment vehicle that invests predominantly in whole pool agency securities. This restriction does not prevent American Capital or an affiliate of American Capital from investing in or sponsoring an investment vehicle that targets investments in agency securities so long as those investments are not predominately whole pool agency securities, and, as a result, American Capital or an affiliate of American Capital may compete with us. Our Manager has advised us that American Capital and its affiliates are sponsoring and investing in other investment vehicles, including investment vehicles that may make significant investments in agency securities, including whole pool agency securities. Our Manager and its employees are not restricted from participating in the management of such an entity.

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

We may change our policies at any time without stockholder approval, including our investment policy, which may adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

Our Board of Directors and management determine all of our policies, including our investment, financing and distribution policies. They may amend or revise these policies at any time without a vote of our stockholders. Changes in our investment guidelines, including a change that would permit us to invest in non-agency securities, could increase the risk profile of our investment portfolio. If that were to happen, non-agency mortgage-backed securities would be subject to all of the risks of the respective underlying mortgage loans, including delinquency and foreclosure, which could result in significant losses to us. Changes to our investment and other policies could also adversely affect our financial condition, results of operations, the market price of our common stock or our ability to pay dividends or distributions.

Federal Reserve programs to purchase securities could have an adverse impact on the agency securities in which we invest.

Beginning in November 2008, the Federal Reserve initiated a program to purchase direct obligations of Fannie Mae, Freddie Mac and the Federal Home Loan Bank and agency securities backed by Fannie Mae, Freddie Mac and Ginnie Mae. In total, this program resulted in the Federal Reserve purchasing $300 billion of direct obligations and $1.75 trillion of agency securities with the purchase program ending in the first quarter of 2010. One of the effects of this program has been to increase competition for available direct obligations and agency securities, with the result being an increase in pricing of such securities. The Federal Reserve may hold the direct obligations and agency mortgage securities to maturity or may sell them on the open market. For instance, in March 2011, the U.S. Treasury announced plans to start selling its remaining $142 billion of agency securities guaranteed by Fannie Mae or Freddie Mac. Sales by the Federal Reserve of the direct obligations or agency mortgage securities that it currently holds may reduce the market price of such securities. Reductions in the market price of agency mortgage securities may negatively impact our book value. In addition, the Federal Reserve initiated a program in November 2010 to purchase up to $600 billion of long-term U.S. Treasury securities that ended in June 2011 as part of its continuing effort to help stimulate the economy by reducing mortgage and interest rates. The expiration of the program could negatively affect our income or our net book value by impacting interest rate levels and the spread between mortgage rates and other interest rates. Thus, these actions could reduce the yields on assets that we are targeting for purchase, thereby reducing our net interest spreads.

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

Item 2.	Unregistered Sales of Equity Securities and Use of Proceeds

None.

Item 3.	Defaults Upon Senior Securities

None.

Item 4.	Removed and Reserved

Item 5.	Other Information

None.

Item 6.	Exhibits

(a)	Exhibits:

3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, filed herewith.

*3.2	American Capital Agency Corp. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 26, 2011.

4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, filed herewith as Exhibit 3.1.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 26, 2011.

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

10.1	Underwriting Agreement, dated June 22, 2011, among American Capital Agency Corp., American Capital Agency Management, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters listed on Schedule I attached thereto, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed

INDEX TO EXHIBITS

Exhibit No.	Description

3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, filed herewith.

*3.2	American Capital Agency Corp. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 26, 2011.

4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, filed herewith as Exhibit 3.1.

*4.2	Instruments defining the rights of holders of securities: See Article VI of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 26, 2011.

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

10.1	Underwriting Agreement, dated June 22, 2011, among American Capital Agency Corp., American Capital Agency Management, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters listed on Schedule I attached thereto, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

*	Fully or partly previously filed

SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date: August 9, 2011	By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board and Chief Executive Officer