Form 10-Q
period 2011-09-30
American Capital Agency Corp
filed 2011-11-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2011
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34057
__________________________________________________
AMERICAN CAPITAL AGENCY CORP.
(Exact name of registrant as specified in its charter)
__________________________________________________

Delaware	26-1701984
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2 Bethesda Metro Center, 14th Floor
Bethesda, Maryland 20814
(Address of principal executive offices)
(301) 968-9300
(Registrant’s telephone number, including area code)
 __________________________________________________
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
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2011 was 183,619,759

AMERICAN CAPITAL AGENCY CORP.

PART I.—FINANCIAL INFORMATION

ITEM 1.	Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	September 30, 2011	December 31, 2010
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $38,860,353 and $12,270,909, respectively)	$41,970,419	$13,510,280
U.S. Treasury securities, at fair value	300,873	—
Cash and cash equivalents	984,393	173,258
Restricted cash	375,207	76,094
Derivative assets, at fair value	54,532	76,593
Receivable for agency securities sold	2,698,121	258,984
Principal payments receivable	33,831	75,524
Receivable under reverse repurchase agreements	473,800	247,438
Other assets	148,253	57,658
Total assets	$47,039,429	$14,475,829
Liabilities:
Repurchase agreements	$38,841,619	$11,680,092
Other debt	56,864	72,927
Payable for agency securities purchased	1,660,276	727,374
Derivative liabilities, at fair value	792,714	78,590
Dividend payable	257,068	90,798
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	473,247	245,532
Accounts payable and other accrued liabilities	17,385	8,452
Total liabilities	42,099,173	12,903,765
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 and 150,000 shares authorized, 183,620 and 64,856 shares issued and outstanding, respectively	1,836	649
Additional paid-in capital	4,829,065	1,561,908
Retained earnings	67,174	78,116
Accumulated other comprehensive income (loss)	42,181	(68,609)
Total stockholders’ equity	4,940,256	1,572,064
Total liabilities and stockholders’ equity	$47,039,429	$14,475,829
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(Unaudited)
(in thousands, except per share data)

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Interest income:
Interest income	$326,754	$62,600	$755,975	$151,986
Interest expense	95,036	18,531	194,500	51,389
Net interest income	231,718	44,069	561,475	100,597
Other income, net:
Gain on sale of agency securities, net	262,768	24,565	360,880	81,558
Realized loss on periodic interest settlements of interest rate swaps, net	(1,773)	—	(1,773)	—
Other realized loss on derivative instruments and other securities, net	(173,190)	(736)	(222,594)	(4,214)
Unrealized loss on derivative instruments and other securities, net	(46,543)	(2,997)	(85,623)	(15,466)
Total other income, net	41,262	20,832	50,890	61,878
Expenses:
Management fees	15,634	2,697	36,511	6,795
General and administrative expenses	5,845	1,926	12,988	5,394
Total expenses	21,479	4,623	49,499	12,189
Income before tax	251,501	60,278	562,866	150,286
Excise tax	1,100	250	1,100	250
Net income	$250,401	$60,028	$561,766	$150,036
Net income per common share—basic and diluted	$1.39	$1.69	$4.19	$4.97
Weighted average number of common shares outstanding—basic and diluted	180,725	35,495	134,163	30,161
Dividends declared per common share	$1.40	$1.40	$4.20	$4.20
Comprehensive income:
Net income	$250,401	$60,028	$561,766	$150,036
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	535,439	11,660	814,536	73,077
Unrealized loss on derivative instruments, net	(512,208)	(38,620)	(703,747)	(91,002)
Other comprehensive income (loss)	23,231	(26,960)	110,789	(17,925)
Comprehensive income	$273,632	$33,068	$672,555	$132,111
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	—	$—	64,856	$649	$1,561,908	$78,116	$(68,609)	$1,572,064
Net income	—	—	—	—	—	133,543	—	133,543
Other comprehensive income (loss):
Unrealized loss on available- for-sale securities, net	—	—	—	—	—	—	(39,802)	(39,802)
Unrealized gain on designated derivative instruments, net	—	—	—	—	—	—	61,126	61,126
Issuance of common stock	—	—	63,964	639	1,752,173	—	—	1,752,812
Issuance of restricted stock	—	—	9	—	—	—	—	—
Stock-based compensation	—	—	—	—	38	—	—	38
Common dividends declared	—	—	—	—	—	(135,280)	—	(135,280)
Balance, March 31, 2011 (Unaudited)	—	—	128,829	1,288	3,314,119	76,379	(47,285)	3,344,501
Net income	—	—	—	—	—	177,822	—	177,822
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	318,899	318,899
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(252,664)	(252,664)
Issuance of common stock	—	—	49,680	497	1,367,907	—	—	1,368,404
Stock-based compensation	—	—	—	—	44	—	—	44
Common dividends declared	—	—	—	—	—	(180,360)	—	(180,360)
Balance, June 30, 2011 (Unaudited)	—	—	178,509	1,785	4,682,070	73,841	18,950	4,776,646
Net income	—	—	—	—	—	250,401	—	250,401
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	535,439	535,439
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(512,208)	(512,208)
Issuance of common stock	—	—	5,108	51	146,949	—	—	147,000
Issuance of restricted stock	—	—	3	—	—	—	—	—
Stock-based compensation	—	—	—	—	46	—	—	46
Common dividends declared	—	—	—	—	—	(257,068)	—	(257,068)
Balance, September 30, 2011 (Unaudited)	—	$—	183,620	$1,836	$4,829,065	$67,174	$42,181	$4,940,256
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in thousands)

	For the nine months ended September 30,
	2011	2010
Operating activities:
Net income	$561,766	$150,036
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	239,508	65,953
Amortization of interest rate swap termination fee	—	6,278
Stock-based compensation	128	68
Gain on sale of agency securities, net	(360,880)	(81,558)
Loss on derivative instruments and other securities, net	309,990	19,680
Increase in other assets	(90,595)	(19,457)
Increase (decrease) in accounts payable and other accrued liabilities	8,933	(812)
Net cash provided by operating activities	668,850	140,188
Investing activities:
Purchases of agency securities	(56,422,788)	(12,301,251)
Proceeds from sale of agency securities	24,351,207	6,693,342
Purchases of U.S. Treasury securities	(4,058,828)	(465,149)
Proceeds from sale of U.S. Treasury securities	3,791,498	466,775
Proceeds from U.S. Treasury securities sold, not yet purchased	12,053,954	—
Purchases of U.S. Treasury securities sold, not yet purchased	(11,918,676)	—
Proceeds from reverse repurchase agreements	28,615,437	—
Payments made on reverse repurchase agreements	(28,841,942)	—
Net payments on other derivative instruments not designated as qualifying hedges	(194,081)	(14,092)
Principal collections on agency securities	3,058,375	972,551
Net cash used in investing activities	(29,565,844)	(4,647,824)
Financing activities:
Cash dividends paid	(406,438)	(118,638)
Increase in restricted cash	(299,113)	(42,834)
Proceeds from repurchase arrangements, net	27,161,527	4,127,565
Proceeds from other debt	—	80,822
Repayments on other debt	(16,063)	—
Net proceeds from common stock issuances	3,268,216	373,184
Net cash provided by financing activities	29,708,129	4,420,099
Net change in cash and cash equivalents	811,135	(87,537)
Cash and cash equivalents at beginning of period	173,258	202,803
Cash and cash equivalents at end of period	$984,393	$115,266
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Unaudited Interim Consolidated Financial Statements
The interim consolidated financial statements of American Capital Agency Corp. (referred throughout this report as the “Company”, “we”, “us” and “our”) are prepared in accordance with U.S. generally accepted accounting principles (“GAAP”) for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
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
We have elected to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Code, which may extend into the subsequent taxable year.
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
Our principal objective is to preserve our net asset value (also referred to as stockholders' equity) while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from the combination of our net interest income and net realized gains and losses on our investments and other hedging activities. Our net interest income consists of the spread between the interest income earned on our agency securities and the interest costs of our borrowings and derivatives accounted for as hedges for accounting purposes (refer to Note 3 regarding discontinuation of hedge accounting as of September 30, 2011). We fund our investments primarily through short-term borrowings structured as repurchase agreements.

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
Interest-only securities and inverse interest-only securities (collectively referred to as “interest-only securities”) represent our right to receive a specified proportion of the contractual interest flows of specific agency and CMO securities. Principal-only securities represent our right to receive the contractual principal flows of specific agency and CMO securities. Interest-only and principal-only securities are measured at fair value through earnings in unrealized gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income. Our investments in interest-only and principal-only securities are included in agency securities, at fair value on the accompanying consolidated balance sheets.
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
We did not recognize any OTTI charges on any of our agency securities for the nine months ended September 30, 2011 and 2010.
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
Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired during a period of historically low index rates. Accordingly, the premium balance on our adjustable rate securities will generally be fully amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows.
Derivative and other Hedging Instruments
We maintain a risk management strategy, under which we use a variety of strategies to hedge some of our exposure to interest rate risk. The objective of our risk management strategy is to reduce fluctuations in book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or sell to-be-announced forward contracts (“TBAs”), specified agency securities on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).
We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Hedging instruments that are not derivatives under ASC 815 are accounted for as securities in accordance with ASC 320.
The accounting for changes in the fair value of derivative instruments depends on whether we have designated them as hedging instruments and whether they qualify as part of a hedging relationship pursuant to ASC 815 and, if so, on our reason for holding them.
Derivatives that are intended to hedge exposure to variability in expected future cash flows are referred to as cash flow hedges. For derivatives designated in qualifying cash flow hedge relationships, the effective portion of the fair value adjustments is initially recorded in OCI (a component of stockholders’ equity) and reclassified to income at the time that the hedged transactions affect earnings. The ineffective portion of the fair value adjustments is immediately recognized in unrealized gain (loss) on derivative instruments and other securities, net. When the underlying hedged transaction ceases to exist, any amounts that have been previously recorded in accumulated OCI would be reclassified to net income and all subsequent changes in the fair value of the instrument would be included in unrealized gain (loss) on derivative instruments and other securities, net for each period until the derivative instrument matures or is settled.
For example, in the case of interest rate swap agreements in designated qualifying cash flow hedge relationships ("designated interest rate swaps"), the effective portion of changes in the fair value of the designated interest rate swaps are recorded in OCI. Accumulated OCI is subsequently reclassified into earnings through interest expense as the underlying repurchase agreements (hedged transactions) incur interest. The ineffective portion of fair value adjustments of designated interest rate swaps primarily relates to timing mismatches between the monthly variable rate reset dates of the interest rate swaps and the term of the underlying repurchase agreements. The underlying hedged transactions are determined to cease to exist for designated interest rate swap agreements (or previously designated interest rates swaps discussed below), if the current (or anticipated) repurchase agreement balance is less than the current notional value of the interest rate swap agreements.
For derivatives not designated in hedging relationships under ASC 815, the fair value adjustments are recorded in unrealized gain (loss) on derivative instruments and other securities, net. Our net book value is the same irrespective of whether we designate a derivative as a qualifying cash flow hedge.
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
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we mark our net counterparty exposure to market on a daily basis and adjust posted collateral (in either direction) as a result.
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. Prior to the quarter ended September 30, 2011, we generally entered into such derivatives with the intention of qualifying for hedge accounting under ASC 815.

During the quarter ended September 30, 2011, we discontinued our election to account for interest rate swaps as designated cash flow hedges. In order for our interest rate swaps to qualify as cash flow hedges under ASC 815, the monthly reset dates of our interest rate swaps are required to align with the term of an underlying repurchase agreement. This alignment had the effect of limiting our ability to alter or extend the maturity of our repurchase agreements. To provide greater funding flexibility, we determined that it was not beneficial to always match the pricing dates of our swaps and repurchase agreements and, thus, elected to discontinue hedge accounting by a combination of not designating new interest rate swaps entered into as qualifying cash flow hedges and de-designating all of our remaining swap contracts on September 30, 2011.
Provided we continue to hold repurchase agreements in excess of the notional value of our de-designated swap contracts, the net deferred loss related to the discontinued hedges incurred prior to de-designation will continue to be reported in accumulated OCI and will be reclassified into earnings through interest expense on a straight-line basis over their remaining contractual term, similar to as if the interest rate swaps had not been de-designated. As of September 30, 2011, the net deferred loss related to these interest rate swaps was $744.4 million and their weighted average remaining contractual term was 3.4 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $208.8 million. In addition, all subsequent changes in the fair value of interest rates swaps will be recognized in our consolidated statement of operations and comprehensive income in unrealized gain (loss) on derivative instruments and other securities, net. Further, starting October 1, 2011, the net interest paid or received on our de-designated interest rate swaps, less amounts reclassified from accumulated OCI into earnings through interest expense, will be recognized in realized gain (loss) on periodic interest settlements of interest rate swaps, net. The net interest paid or received on our un-designated interest rate swaps is currently recognized in our consolidated statement of operations and comprehensive income in realized gain (loss) on periodic interest settlements of interest rate swaps, net.
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
Interest rate swaptions
We may purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in unrealized gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option.
TBA securities
A TBA security is a futures contract for the purchase or sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency securities delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Alternatively, we may designate the TBA security as a qualifying cash flow hedge under ASC 815 if the regular-way exception is not met and at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that the forecasted transaction will occur and the hedging relationship is expected to be highly effective. For TBA security contracts that we have entered into, we have generally not asserted that physical settlement is probable or that the forecasted transaction is probable of occurring and, therefore, we typically have not designated these forward commitments as hedging instruments. Realized and unrealized gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in our consolidated statement of operations and comprehensive income in other realized gain (loss) on derivative instruments and other securities, net and unrealized gain (loss) on derivative instruments and other securities, net, respectively.
We estimate the fair value of TBA securities based on similar methods used to value agency securities.
Put and call options on TBA securities
We may purchase put and call options on TBA securities to hedge against short-term changes in interest rates. Under a purchased put option, we have the right to sell to the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a purchased call option, we have the right to purchase from the counterparty a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium paid for a put or call option is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income. When a purchased put or call option expires unexercised, a realized loss is reported in our consolidated statement of operations and comprehensive income equal to the premium paid. When a purchased put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations and comprehensive income equal to the difference between the premium paid and the fair value of the exercised put or call option. In addition, a derivative asset is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.
We may also write put and call options on TBA securities. Under a written put option, the counterparty has the right to sell us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. Under a written call option, the counterparty has the right to purchase from us a specified TBA security at a predetermined price on the option exercise date in exchange for a premium at execution. The premium received from writing a put or call option is reported as a liability in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the option that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the option is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income. When a written put or call option expires unexercised, a realized gain is reported in our consolidated statement of operations equal to the premium received. When we terminate a written put or call option, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the termination payment and the premium received. When a written put or call option is exercised, a realized gain or loss is reported in our consolidated statement of operations equal to the difference between the premium received and the fair value of the exercised put or call option. In addition, a derivative asset or liability is recorded in our consolidated balance sheet for the TBA security resulting from the put or call option exercise.
We estimate the fair value of put and call options on TBA securities based on the fair value of the underlying TBA security as well as the remaining length of time to exercise the option.

Forward commitments to purchase or sell specified agency securities
We may enter into a forward commitment to purchase or sell specified agency securities as a means of acquiring assets or as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified agency securities are accounted for as derivatives if the delivery of the specified agency security and settlement extends beyond the shortest period possible for that type of security. We may designate the forward commitment as a qualifying cash flow hedge if at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that physical delivery of the security will occur. Realized and unrealized gains and losses associated with forward commitments not designated as hedging instruments are recognized in our consolidated statement of operations and comprehensive income in gain (loss) on derivative instruments and other securities, net.
We estimate the fair value of forward commitments to purchase or sell specified agency securities based on similar methods used to value agency securities as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We may purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We may borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Realized and unrealized gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income.

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
The primary total return swap index in which we invest is the Markit IOS Index. Total return swaps based on the Markit IOS index are intended to synthetically replicate the performance of interest-only securities. We determine the fair value of our total return swaps based on published index prices. Realized and unrealized gains and losses associated with changes in market value of the underlying index and coupon interest are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income.
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
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and US GAAP. For US GAAP, the update mainly represents clarifications to Topic 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to non-financial assets, (ii) an instrument classified in shareholders’ equity should be measured from the perspective of a market participant holding that instrument as an asset and (iii) quantitative disclosure is required for unobservable inputs used in Level 3 measurements. ASU 2011-04 also changes the guidance in Topic 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity’s net risk exposure, (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances, but blockage factors are not permitted, and (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not believe the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.
In June 2011, the FASB issued ASU No. 2011-05, Comprehensive Income (Topic 220): Presentation of Comprehensive

Income(“ASU 2011-05”), which is intended to make the presentation of items within OCI more prominent. ASU 2011-05 requires companies to present comprehensive income in either one continuous statement or two separate but consecutive financial statements. Upon the effectiveness of ASU 2011-05, companies will no longer be allowed to present OCI in the statement of stockholders’ equity. In addition, reclassification adjustments between OCI and net income must be presented separately on the face of the financial statements. The new guidance does not change the components of OCI or the calculation of earnings per share. ASU 2011-05 is effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early adoption is permitted and the amendments should be applied retrospectively. We do not believe the adoption of ASU 2011-05 will have a material impact on our consolidated financial statements.
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 4. Agency Securities
The following tables summarize our investments in agency securities as of September 30, 2011 (dollars in thousands):

	As of September 30, 2011
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale securities:
Agency securities, par	$22,477,679	$16,695,524	$102,938	$39,276,141
Unamortized discount	(914)	(996)	—	(1,910)
Unamortized premium	988,626	709,012	3,743	1,701,381
Amortized cost	23,465,391	17,403,540	106,681	40,975,612
Gross unrealized gains	466,275	337,846	2,130	806,251
Gross unrealized losses	(11,342)	(8,305)	(23)	(19,670)
Available-for-sale securities, at fair value	23,920,324	17,733,081	108,788	41,762,193
Agency securities remeasured at fair value through earnings:
Interest-only and principal-only securities, amortized cost(1)	157,011	71,285	—	228,296
Gross unrealized gains	4,542	2,323	—	6,865
Gross unrealized losses	(14,086)	(12,849)	—	(26,935)
Agency securities remeasured at fair value through earnings, at fair value	147,467	60,759	—	208,226
Total agency securities, at fair value	$24,067,791	$17,793,840	$108,788	$41,970,419
Weighted average coupon as of September 30, 2011(2)	4.38%	4.31%	4.15%	4.35%
Weighted average yield as of September 30, 2011(3)	3.17%	3.20%	2.17%	3.18%
Weighted average yield for the three months ended September 30, 2011(3)	3.14%	3.12%	2.22%	3.14%
Weighted average yield for the nine months ended September 30, 2011(3)	3.29%	3.21%	2.12%	3.25%
 ________________________

(1)
Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific CMO securities. Principal-only securities represent the right to receive contractual principal flows of the UPB of specific CMO securities. The UPB of our interest-only securities was $1.3 billion and the weighted average contractual interest we are entitled to receive was 5.57% of this amount as of September 30, 2011. The UPB of our principal-only securities was $43 million as of September 30, 2011.

(2)
The weighted average coupon includes the interest cash flows from our interest-only securities taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the UPB of our interest-only securities) as of September 30, 2011.

(3)
Incorporates an average future constant prepayment rate assumption of 13% based on forward rates as of September 30, 2011 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.96% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.80%.

	As of September 30, 2011
	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$37,554,811	$741,800	$(18,354)	$38,278,257
Adjustable-Rate	3,179,456	59,639	(1,316)	3,237,779
CMO	241,345	4,812	—	246,157
Interest-only and principal-only securities	228,296	6,865	(26,935)	208,226
Total agency securities	$41,203,908	$813,116	$(46,605)	$41,970,419

The following tables summarize our investments in agency securities as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Agency securities classified as available-for-sale:
Agency securities, par	$8,207,464	$4,599,712	$100,408	$12,907,584
Unamortized discount	(930)	(1,044)	—	(1,974)
Unamortized premium	350,747	220,465	4,670	575,882
Amortized cost	8,557,281	4,819,133	105,078	13,481,492
Gross unrealized gains	56,181	11,929	384	68,494
Gross unrealized losses	(53,893)	(42,356)	(196)	(96,445)
Available-for-sale securities, at fair value	8,559,569	4,788,706	105,266	13,453,541
Agency securities remeasured at fair value through earnings:
Interest-only securities, amortized cost(1)	18,957	33,447	—	52,404
Gross unrealized gains	1,559	3,356	—	4,915
Gross unrealized losses	(91)	(489)	—	(580)
Agency securities remeasured at fair value through earnings, at fair value	20,425	36,314	—	56,739
Total agency securities, at fair value	$8,579,994	$4,825,020	$105,266	$13,510,280
Weighted average coupon as of December 31, 2010(2)	4.63%	4.83%	4.37%	4.70%
Weighted average yield as of December 31, 2010(3)	3.34%	3.28%	2.14%	3.31%
Weighted average yield for the year ended December 31, 2010(3)	3.49%	3.42%	2.22%	3.44%
 ________________________

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

Actual maturities of agency securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic principal payments and principal prepayments. The following table summarizes our agency securities classified as available-for-sale as of September 30, 2011 and December 31, 2010, according to their estimated weighted average life classification (dollars in thousands):

	As of September 30, 2011			As of December 31, 2010
Estimated Weighted Average Life of Agency Securities Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$3,097	$3,112	5.50%	$—	$—	—%
Greater than one year and less than or equal to three years	7,769,007	7,613,464	4.32%	133,123	132,520	5.05%
Greater than three years and less than or equal to five years	30,555,145	29,971,368	4.09%	3,841,282	3,821,992	4.92%
Greater than five years	3,434,944	3,387,668	4.43%	9,479,136	9,526,980	4.31%
Total	$41,762,193	$40,975,612	4.16%	$13,453,541	$13,481,492	4.49%

The weighted average life of our interest-only securities was 2.8 and 6.2 years as of September 30, 2011 and December 31, 2010, respectively. The weighted average life of our principal-only securities was 2.4 years as of September 30, 2011. We did not have principal-only securities as of December 31, 2010.
The weighted average lives of the agency securities as of September 30, 2011 and December 31, 2010 incorporates anticipated future prepayment assumptions. As of September 30, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate investment portfolio is 13%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in making adjustments for different securities. Various market participants could use materially different assumptions.
Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for available-for-sale securities for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Agency Securities Classified as Available-for-Sale	Beginning OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Prior Period Unrealized (Gains) and Losses, Net on Realization	Ending OCI Balance
Three months ended September 30, 2011	$251,151	801,694	(266,264)	$786,581
Three months ended September 30, 2010	$97,435	37,461	(25,800)	$109,096
Nine months ended September 30, 2011	$(27,950)	1,178,365	(363,834)	$786,581
Nine months ended September 30, 2010	$36,018	155,349	(82,271)	$109,096

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2011 and December 31, 2010 (in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2011	$4,145,531	$(19,670)	$—	$—	$4,145,531	$(19,670)
December 31, 2010	$7,498,384	$(96,445)	$—	$—	$7,498,384	$(96,445)

As of September 30, 2011, we did not intend to sell any of these agency securities and we believe it is not more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees but are rather due to changes in interest rates and prepayment expectations.
Gains and Losses
The following table is a summary of our net gain from the sale of agency securities for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	Three Months Ended		Nine Months Ended
	September 30, 2011	September 30, 2010	September 30, 2011	September 30, 2010
Agency securities sold, at cost	$(14,045,636)	$(2,172,978)	$(26,429,464)	$(6,914,764)
Proceeds from agency securities sold(1)	14,308,404	2,197,543	26,790,344	6,996,322
Net gains on sale of agency securities	$262,768	$24,565	$360,880	$81,558
Gross gains on sale of agency securities	$267,573	$26,333	$376,806	$87,714
Gross losses on sale of agency securities	(4,805)	(1,768)	(15,926)	(6,156)
Net gains on sale of agency securities	$262,768	$24,565	$360,880	$81,558
  ________________________

(1)	Proceeds include cash received during the period, plus receivable for agency securities sold during the period as of period end.

For the three and nine months ended September 30, 2011, we recognized an unrealized loss of $27.5 and $24.4 million, respectively, and for the three and nine months ended September 30, 2010, we recognized an unrealized gain of $0.9 and an unrealized loss of $7.8 million, respectively, in unrealized loss on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income for the change in value of investments in interest-only and principal-only securities, net of prior period reversals. For the three and nine months ended September 30, 2011, we recognized a realized loss of $3.5 and $3.0 million, respectively, and for the three and nine months ended September 30, 2010, we recognized a realized loss of $1.2 million and $0.7 million, respectively, in gain on sale of agency securities, net, in our consolidated statements of operations and comprehensive income for the sales of interest-only and principal-only securities.
Pledged Assets
The following tables summarize our agency securities pledged as collateral under repurchase agreements, other debt, derivative agreements and prime broker agreements by type as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011
Agency Securities Pledged(1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$23,676,914	$16,989,065	$103,948	$40,769,927
Amortized cost	23,181,446	16,666,601	101,949	39,949,996
Accrued interest on pledged agency securities	74,214	54,597	340	129,151
Under Other Debt Agreements
Fair value	60,796	—	—	60,796
Amortized cost	59,807	—	—	59,807
Accrued interest on pledged agency securities	243	—	—	243
Under Derivative Agreements
Fair value	324,818	356,372	—	681,190
Amortized cost	317,846	349,302	—	667,148
Accrued interest on pledged agency securities	1,085	1,124	—	2,209
Under Prime Broker Agreements
Fair value	32,636	8,872	1,397	42,905
Amortized cost	31,896	8,657	1,375	41,928
Accrued interest on pledged agency securities	113	29	5	147
Total Fair Value of Agency Securities Pledged and Accrued Interest	$24,170,819	$17,410,059	$105,690	$41,686,568
 ________________________

(1)	Agency securities pledged include pledged amounts of $2.69 billion related to agency securities sold but not yet settled as of September 30, 2011.

	As of December 31, 2010
Agency Securities Pledged(2)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$7,707,046	$4,554,541	$95,066	$12,356,653
Amortized cost	7,709,785	4,591,245	94,860	12,395,890
Accrued interest on pledged agency securities	27,589	15,642	332	43,563
Under Other Debt Agreements
Fair value	77,906	—	—	77,906
Amortized cost	77,460	—	—	77,460
Accrued interest on pledged agency securities	325	—	—	325
Under Derivative Agreements
Fair value	36,651	30,306	—	66,957
Amortized cost	36,343	30,382	—	66,725
Accrued interest on pledged agency securities	156	118	—	274
Under Prime Broker Agreements
Fair value	6,061	5,997	2,032	14,090
Amortized cost	6,061	6,061	2,024	14,146
Accrued interest on pledged agency securities	28	21	8	57
Total Fair Value of Agency Securities Pledged and Accrued Interest	$7,855,762	$4,606,625	$97,438	$12,559,825
 ________________________

(2)	Agency securities pledged include pledged amounts of $244.7 million related to agency securities sold but not yet settled as of December 31, 2010.

The following table summarizes our agency securities pledged as collateral under repurchase agreements and other debt by remaining maturity as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	As of September 30, 2011(1)			As of December 31, 2010(1)
Remaining Maturity of Repurchase Agreements and Other Debt	Fair Value of Pledged Agency Securities	Amortized Cost of Pledged Agency Securities	Accrued Interest on Pledged Agency Securities	Fair Value of Pledged Agency Securities	Amortized Cost of Pledged Agency Securities	Accrued Interest on Pledged Agency Securities
30 days or less	$34,011,545	$33,320,906	$107,886	$9,909,121	$9,943,239	$35,151
31 - 59 days	4,836,073	4,744,354	15,313	2,525,438	2,530,111	8,737
60 - 90 days	543,799	531,016	1,690	—	—	—
Greater than 90 days	1,439,306	1,413,527	4,505	—	—	—
Total	$40,830,723	$40,009,803	$129,394	$12,434,559	$12,473,350	$43,888
  ________________________

(1)	Agency securities pledged include pledged amounts of $2.69 billion and $244.7 million related to agency securities sold but not yet settled as of September 30, 2011 and December 31, 2010, respectively
Securitizations
All of our CMO securities are backed by fixed or adjustable-rate agency securities and Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Our involvement with the consolidated CMO trust described below is limited to the agency securities transferred to the trust by the investment bank and the CMO securities subsequently held by us. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Whether or not we were involved with the formation of the CMO or purchased the securities from third parties in separate transactions, our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest-only securities held by us. As of September 30, 2011 and December 31, 2010, the fair value of all of our CMO securities, interest-only securities and principal-only securities, excluding the consolidated CMO trust discussed below, was $454.4 million and $458.6 million, respectively, or $458.3 million and $463.6 million, respectively, including the net asset value of the consolidated CMO trust discussed below.
During fiscal year 2010, we entered into a CMO transaction whereby we transferred agency securities with a cost basis of $85.9 million to an investment bank in exchange for cash proceeds of $80.8 million and at the same time entered into a commitment with the same investment bank to purchase a to-be-issued interest-only strip collateralized by the agency securities transferred for $5.1 million. The investment bank contributed the transferred agency securities to a securitization trust held by Fannie Mae in exchange for CMO securities issued by the trust. Once the transferred agency securities were transferred to the securitization trust, Fannie Mae may only remove such securities upon certain events. Pursuant to the pre-existing commitment, the investment bank transferred to us the interest-only security issued by the trust. Our primary purpose for entering into this transaction was to eliminate the need to finance the principal class by transferring it to third parties, while still retaining the underlying economics of a financed transaction for the transferred securities, which we viewed as favorable. We concluded that we were the primary beneficiary of the CMO trust based on our disproportionate economic interest and, accordingly, we consolidated the CMO trust as it related to the agency securities transferred by us and the related liabilities issued by the trust. The effect of consolidating the CMO trust was that the interest-only security received was eliminated and we continued to recognize the assets transferred to the securitization trust in our total agency securities held and recorded a corresponding liability for the debt issued by the securitization trust, which is classified as other debt in our accompanying consolidated balance sheets. As of September 30, 2011, we recognized agency securities with a total fair value of $60.8 million and a principal balance of $57.5 million collateralized the remaining debt outstanding issued by the securitization trust of $56.9 million. As of December 31, 2010, we recognized agency securities with a total fair value of $77.9 million and a principal balance of $73.5 million collateralized the remaining debt outstanding issued by the securitization trust of $72.9 million. Such agency securities can only be used to settle this debt and the holder(s) of the debt issued by the securitization trust have no recourse to us. Further, there are no arrangements that could require us to provide financial support to this securitization trust. The consolidation did not materially impact our accompanying consolidated statements of operations and comprehensive income and consolidated statements of cash flows.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the agency securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged agency securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2011 and December 31, 2010, we have met all margin call requirements. Due to their short-term nature, repurchase agreements are carried at cost, which approximates fair value.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	As of September 30, 2011			As of December 31, 2010
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
1 month or less	$18,946,631	0.27%	12	$3,306,175	0.32%	12
1-2 months	8,110,844	0.28%	22	5,648,155	0.31%	20
2-3 months	4,789,136	0.26%	26	1,496,452	0.29%	33
3-6 months	5,662,617	0.25%	34	1,229,310	0.29%	43
6-9 months	278,758	0.41%	215	—	—%	—
9-12 months	1,053,633	0.50%	348	—	—%	—
Total / Weighted Average	$38,841,619	0.28%	30	$11,680,092	0.31%	22
As of September 30, 2011 and December 31, 2010, we did not have an amount at risk with any counterparty greater than 10% of our stockholders’ equity. On October 31, 2011, MF Global Holdings, Ltd., an affiliate of MF Global Inc., a counterparty to one of our master repurchase agreements, filed for Chapter 11 in a U.S. bankruptcy court. As of October 31, 2011, we had less than $1.0 million of counterparty exposure with regard to MF Global Inc.
Other debt of $56.9 million and $72.9 million as of September 30, 2011 and December 31, 2010, respectively, consists of other variable rate debt outstanding at LIBOR plus 25 basis points in connection with the consolidation of a structured transaction for which we are the primary beneficiary in our accompanying financial statements (see Note 4).

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
As of September 30, 2011 and December 31, 2010, our derivative and other hedging instruments were comprised primarily of interest rate swaps, which have the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one-month LIBOR with terms up to 10 years, but generally up to 5 years or less. As discussed further in Note 3, prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815.
Derivative and other hedging instruments entered into in addition to interest rate swap agreements are intended to supplement our use of interest rate swaps and we do not currently expect our use of these instruments to be the primary protection against interest rate risk for our portfolio. These instruments are accounted for as either derivatives, but are not generally designated as hedges under ASC 815, or as other securities, with any changes in the fair values of the contracts prior to their settlement date included in earnings in unrealized gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income. We do not use derivative or other hedging instruments for speculative purposes.
Derivatives Designated as Hedging Instruments
Prior to September 30, 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, during the quarter ended September 30, 2011, we elected to discontinue hedge accounting by a combination of not designating new interest rate swaps as qualifying cash flow hedges and de-designating all of our remaining interest rate swaps on September 30, 2011 (see Note 3 for further information on our discontinuation of hedge accounting). As of December 31, 2010, we had net interest rate swap liabilities of $37.7 million designated as qualifying cash flow hedges.
The tables below summarize information about our outstanding interest rate swaps designated as cash flow hedges as of September 30, 2011 and December 31, 2010 (dollars in thousands):

		As of
Interest Rate Swaps Designated as Hedging Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010
Interest rate swap assets	Derivative assets, at fair value	$—	$33,695
Interest rate swap liabilities	Derivative liabilities, at fair value	—	(71,417)
		$—	$(37,722)

	As of December 31, 2010
Remaining Term of Interest Rate Swaps Designated as Hedging Instruments	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$750,000	1.40%	0.26%	$(5,595)	0.7
Greater than 1 year and less than 3 years	2,850,000	1.54%	0.26%	(32,865)	2.5
Greater than 3 years and less than 5 years	2,850,000	1.78%	0.26%	738	4.3
Greater than 5 years	—	—%	—%	—	—
Total	$6,450,000	1.63%	0.26%	$(37,722)	3.1

The following table summarizes information about our outstanding interest rate swaps designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Expirations/ Terminations	Hedge De-Designations	Ending Notional Amount
Three months ended September 30, 2011	$22,000,000	2,100,000	(200,000)	(23,900,000)	$—
Three months ended September 30, 2010	$3,000,000	1,200,000	—	—	$4,200,000
Nine months ended September 30, 2011	$6,450,000	17,900,000	(450,000)	(23,900,000)	$—
Nine months ended September 30, 2010	$2,050,000	2,150,000	—	—	$4,200,000
The table below summarizes the effect of interest rate swaps designated as hedges under ASC 815 on our consolidated statement of operations for the three and nine months ended September 30, 2011 and 2010 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2011	$(512,208)	Interest Expense	$(70,854)	Loss on derivative instruments and Other securities, net	$(914)
Three months ended September 30, 2010	$(39,823)	Interest Expense	$(13,261)	Loss on derivative instruments and Other securities, net	$(25)
Nine months ended September 30, 2011	$(706,972)	Interest Expense	$(140,074)	Loss on derivative instruments and Other securities, net	$(1,552)
Nine months ended September 30, 2010	$(99,428)	Interest Expense	$(40,332)	Loss on derivative instruments and Other securities, net	$(340)

As of September 30, 2011, the amount of net deferred loss related to de-designated interest rate swaps was $744.4 million, which, provided we continue to hold repurchase agreements in excess of the notional value of our de-designated swap contracts, will be reclassified from OCI into earnings through interest expense over a weighted average remaining contractual term of 3.4 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $208.8 million.
Additionally, during the nine months ended September 30, 2011 and the three and nine months ended September 30, 2010, we entered into or held forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges pursuant to ASC 815. We did not enter into such agreements during the three month period ended September 30, 2011. The following table summarizes information about our outstanding forward contracts designated as hedging instruments for the three and nine months ended September 30, 2011 and 2010 (dollars in thousands):

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Three months ended September 30, 2011	$—	—	—	$—	$—	—
Three months ended September 30, 2010	$80,000	175,000	(80,000)	$175,000	$1,807	3
Nine months ended September 30, 2011	$245,000	—	(245,000)	$—	$—	—
Nine months ended September 30, 2010	$—	321,303	(146,303)	$175,000	$1,807	3
The effective portion of gains or losses for TBAs and forward settling specified agency securities is initially recognized in OCI for designated cash flow hedges and is subsequently reclassified within OCI for available-for-sale securities upon acquisition of the underlying hedged item. The ineffective portion of gains or losses is recognized in earnings in realized gain (loss) on derivative instruments and other securities, net.

The table below summarizes the effect of purchases of TBAs and forward settling securities designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands).

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended September 30, 2011	$—	$—	Loss on derivative instruments and Other securities, net	$—
Three months ended September 30, 2010	$1,807	$—	Loss on derivative instruments and Other securities, net	$—
Nine months ended September 30, 2011	$12	$(3,213)	Loss on derivative instruments and Other securities, net	$—
Nine months ended September 30, 2010	$1,807	$1,262	Loss on derivative instruments and Other securities, net	$—
Derivatives Not Designated as Hedging Instruments
As of September 30, 2011 and December 31, 2010, we had interest rate swap agreements outstanding that were not designated as hedges under ASC 815 consisting of interest rate swap agreements where we pay a fixed rate (“payer interest rate swaps”) and interest rate swap agreements where we receive a fixed rate (“receiver interest rate swaps”), summarized in the tables below (dollars in thousands).

.

	As of September 30, 2011
Maturity of Interest Rate Swaps Not Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
2011	$300,000	1.28%	0.23%	$(652)	0.1
2012	750,000	2.01%	0.23%	(10,898)	0.9
2013	3,050,000	1.06%	0.23%	(34,534)	1.8
2014	7,300,000	1.22%	0.24%	(127,255)	2.8
2015	7,700,000	1.51%	0.28%	(193,141)	3.7
2016	7,550,000	2.17%	0.23%	(392,090)	4.7
2018	100,000	1.79%	0.37%	(486)	7.1
2021	200,000	2.00%	0.37%	1,460	10.1
Total Payer Interest Rate Swaps	$26,950,000	1.58%	0.25%	$(757,596)	3.4
   ________________________

(1)	Amounts include the effect of deferred start dates for forward starting swaps of $1.9 billion ranging from one to three months from September 30, 2011.

	As of December 31, 2010
Interest Rate Swaps Not Designated as Hedging Instruments	Maturity	Notional Amount	Average Fixed Pay (Receive) Rate	Average Receive (Pay) Rate	Net Estimated Fair Value	Average Maturity (Years)
Payer interest rate swaps	2015	$250,000	1.66%	0.26%	$4,140	4.9
Receiver interest rate swaps	2015	$200,000	(2.26)%	(0.26)%	$2,743	4.7
As of September 30, 2011 and December 31, 2010, we had interest rate swaption agreements outstanding consisting of options to enter into interest rate swaps in the future where we would pay a fixed rate (“payer swaptions”) as summarized in the tables below (dollars in thousands).

	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
As of September 30, 2011	$45,570	$4,456	8	$3,250,000	3.59%	1M LIBOR	6.9
As of December 31, 2010	$4,596	$16,766	4	$850,000	2.28%	1M LIBOR	5.6

As of September 30, 2011 and December 31, 2010, we had contracts to purchase (“long position”) and sell (“short position”) TBA and specified agency securities on a forward basis. Following is a summary of our long and short TBA and forward settling positions as of September 30, 2011 and December 31, 2010 (in thousands).

	As of September 30, 2011		As of December 31, 2010
Purchase and Sale Contracts for TBAs and Forward Settling Securities Not Designated as Hedging Instruments	Notional Amount	Fair Value	Notional Amount	Fair Value
TBA securities:
Purchase contracts	$5,426,400	$21,471	$2,282,000	$13,510
Sale contracts	(5,994,000)	(10,464)	(3,290,200)	3,611
TBA securities, net(1)	(567,600)	11,007	(1,008,200)	17,121
Forward settling securities:
Purchase contracts	10,000	(44)	159,303	(1,820)
Sale contracts	(259,615)	(1,695)	—	—
Forward settling securities, net(2)	(249,615)	(1,739)	159,303	(1,820)
Total TBA and forward settling securities, net	$(817,215)	$9,268	$(848,897)	$15,301
  ________________________

(1)	Includes 15-year and 30-year TBA securities of varying coupons

(2)	Includes 20-year fixed securities and ARMs of varying coupons

As of September 30, 2011, we had total return swaps outstanding linked to the Markit IOS Index, summarized in the table below. Under these swap agreements, we are either entitled to receive (“long position”) or pay (“short position”) a stated coupon linked to the index, net of an implied financing cost equal to one-month LIBOR, plus/(minus) increases/(decreases) in the index market value. Long positions are intended to synthetically replicate the performance of interest-only securities. Therefore, as interest rates rise and prepayment expectations decline, the index will typically increase in value and, as interest rates fall and prepayment expectations rise, the index will typically decrease in value. The holder of a long position is required to pay a monthly periodic cash settlement equal to a decrease in the index value and, conversely, is entitled to receive a periodic cash settlement equal to an increase in the index value. The converse applies to the holder of a short position. Changes, or mark-to-market movements, in the index are measured from the preceding periodic measurement date. Periodic cash settlements of the index mark-to-market movements are netted against periodic cash settlements of the stated coupon, less the implied financing costs.

As of September 30, 2011, the linked index values of our total return swaps totaled $(40.6) million. The net fair value of these total return swaps reported in derivative assets and liabilities on our consolidated balance sheet as of September 30, 2011 was $4.0 million and represents the unrealized mark-to-market change in the linked index value since the preceding measurement date through September 30, 2011. Realized and unrealized gains and losses associated with changes in the underlying linked index value and net coupon interest are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income. We did not have any total return swaps outstanding as of December 31, 2010.

(in thousands)		As of September 30, 2011
Position	Markit IOS Sub-Index	Notional Amount	Expiration Date	Fair Value
Long	6.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	$64,595	January 2039	$(1,079)

Short	5.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	(158,462)	January 2040	1,835
	5.5%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	(49,764)	January 2039	1,310
	6.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	(114,674)	January 2039	1,916
Total Short		(322,900)		5,061
Net		$(258,305)		$3,982

The table below summarizes fair value information about our derivatives outstanding that were not designated as hedging instruments as of September 30, 2011 and December 31, 2010 (in thousands).

		As of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2011	December 31, 2010
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	$24,469	$2,929
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	7,794	16,320
U.S. Treasury futures	Derivative assets, at fair value	1,708	—
Markit IOS total return swaps - short	Derivative assets, at fair value	5,061	—
Payer interest rate swaps	Derivative assets, at fair value	4,608	4,140
Receiver interest rate swaps	Derivative assets, at fair value	6,436	2,743
Payer swaptions	Derivative assets, at fair value	4,456	16,766
		$54,532	$42,898
Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	$(3,042)	$(2,193)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(19,953)	(1,755)
Payer interest rate swaps	Derivative liabilities, at fair value	(768,640)	—
Markit IOS total return swaps - long	Derivative liabilities, at fair value	(1,079)	—
		$(792,714)	$(3,948)
Additionally, as of September 30, 2011 and December 31, 2010, we had obligations to return treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $473.2 million and $245.5 million, respectively. The borrowed securities were used to cover short sales of treasury securities from which we received total proceeds of $468.4 million and $244.8 million, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income.
The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for the three and nine months ended September 30, 2011 and 2010 (in thousands):

	For the Three Months Ended September 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of June 30, 2011	Additions	Additions Due to Hedge De-Designations	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$3,432,365	19,881,039	—	(17,877,004)	$5,436,400	$73,335
Sale of TBA and forward settling agency securities	$4,281,525	37,866,575	—	(35,894,485)	$6,253,615	(146,363)
Payer interest rate swaps	$250,000	2,900,000	23,900,000	—	$27,050,000	(6,243)
Receiver interest rate swaps	$100,000	—	—	—	$100,000	3,365
Payer swaptions	$4,050,000	250,000	—	(1,050,000)	$3,250,000	(32,734)
Short sales of U.S. Treasury securities	$1,464,000	3,450,000	—	(4,449,000)	$465,000	(92,018)
U.S. Treasury futures	$—	350,000	—	—	$350,000	1,702
Markit IOS total return swaps - long	$682,655	64,595	—	(682,655)	$64,595	(18,817)
Markit IOS total return swaps - short	$309,303	322,900	—	(309,303)	$322,900	19,665
						$(198,108)
  ______________________

(1)
This amount excludes $27.5 million recorded as a loss for interest-only and principal-only securities re-measured at fair value through earnings, a loss of $0.9 million for hedge ineffectiveness on our outstanding interest rate swaps designated as hedging instruments and a net gain of $5.0 million from other derivatives and securities in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income for the three months ended September 30, 2011.

	For the Three Months Ended September 30, 2010
Derivatives Not Designated as Hedging Instruments	Notional Amount as of June 30, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(2)
Purchase of TBA and forward settling agency securities	$181,142	947,794	(760,018)	$369,098	$2,296
Sale of TBA and forward settling agency securities	$270,000	2,005,073	(1,351,912)	$923,161	(10,059)
Payer interest rate swaps	$—	200,000	(150,000)	$50,000	(2,303)
Receiver interest rate swaps	$—	200,000	—	$200,000	88
Payer swaptions	$200,000	—	—	$200,000	(7)
Receiver swaptions	$300,000	—	(300,000)	$—	7,004
Short sales of U.S. Treasury securities	$—	150,000	(150,000)	$—	(330)
					$(3,311)
  ______________________

(2)
This amount excludes $0.9 million recorded as a loss for interest-only securities re-measured at fair value through earnings, a loss of $25 thousand for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $0.5 million from other securities in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income for the three months ended September 30, 2010.

	For the Nine Months Ended September 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Additions Due to Hedge De-Designations	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(3)
Purchase of TBA and forward settling agency securities	$512,303	42,222,204	—	(37,298,107)	$5,436,400	$118,586
Sale of TBA and forward settling agency securities	$1,361,200	88,795,265	—	(83,902,850)	$6,253,615	(292,699)
Put options	$—	(200,000)	—	200,000	$—	1,133
Payer interest rate swaps	$250,000	2,900,000	23,900,000	—	$27,050,000	(12,130)
Receiver interest rate swaps	$200,000	—	—	(100,000)	$100,000	4,291
Payer swaptions	$850,000	4,450,000	—	(2,050,000)	$3,250,000	(58,614)
Receiver swaptions	$—	250,000	—	(250,000)	$—	(736)
Short sales of U.S. Treasury securities	$250,000	11,974,000	—	(11,759,000)	$465,000	(91,823)
Treasury futures	$—	400,000	—	(50,000)	$350,000	1,950
Markit IOS total return swaps - long	$—	1,154,015	—	(1,089,420)	$64,595	(6,377)
Markit IOS total return swaps - short	$—	635,559	—	(312,659)	$322,900	19,120
						$(317,299)
______________________

(3)
This amount excludes $24.4 million recorded as a loss for interest-only securities re-measured at fair value through earnings, a loss of $1.6 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $33.3 million from other securities in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive for the nine months ended September 30, 2011.

	For the Nine Months Ended September 30, 2010
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(4)
Purchase of TBA and forward settling agency securities	$596,516	2,037,063	(2,264,481)	$369,098	$14,730
Sale of TBA and forward settling agency securities	$616,747	4,822,333	(4,515,919)	$923,161	(30,936)
Put options	$—	75,000	(75,000)	$—	(328)
Payer interest rate swaps	$—	350,000	(300,000)	$50,000	(3,414)
Receiver interest rate swaps	$—	200,000	—	$200,000	88
Payer swaptions	$200,000	—	—	$200,000	(2,389)
Receiver swaptions	$100,000	300,000	(400,000)	$—	9,130
Short sales of U.S. Treasury securities	$—	150,000	(150,000)	$—	(330)
					$(13,449)
 ______________________

(4)
This amount excludes $7.8 million recorded as a loss for interest-only securities re-measured at fair value through earnings, a loss of $0.3 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $1.9 million from other securities in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive for the nine months ended September 30, 2010.

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
As of September 30, 2011, the fair value of our interest rate swaps in a liability position related to these agreements was $754.8 million. We had agency securities with fair values of $633.7 million, and restricted cash of $317.0 million, or $950.7 million in total agency securities and restricted cash, pledged as collateral against our interest rate swaps, including initial collateral posted upon execution of interest rate swap and total return swap transactions, as of September 30, 2011. Termination values of interest rate swaps in a liability position totaled $765.7 million as of September 30, 2011. The difference between the fair value liability and the termination liability represents accrued interest and an adjustment for nonperformance risk of our counterparties.

Note 7. Fair Value Measurements
ASC 820 provides for a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the nine months ended September 30, 2011 and 2010. The three levels of hierarchy are defined as follows:

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
All of our agency securities and derivative and hedging assets and liabilities were valued based on the income or market approach using Level 2 inputs as of September 30, 2011 and December 31, 2010.

Note 8. Stockholders’ Equity
Equity Offerings
During the nine months ended September 30, 2011, we completed three follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share amounts):

Public Offering	Price Received Per Share(1)	Shares	Net Proceeds(2)
January 2011	$28.00	26,910	$719,250
March 2011(3)	$27.72	32,200	892,233
June 2011(3)	$27.56	49,680	1,368,848
Total		108,790	$2,980,331
   ________________________

(1)	Price received per share is gross of underwriters’ discount, if applicable.

(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.

(3)
Shares of our common stock were sold to underwriters, who sold the shares in one or more transactions on the Nasdaq Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.

In November 2011, we completed a public offering in which 40.5 million shares of our common stock were sold to the underwriters at a price of $27.36 per share.  The underwriters in the offering sold the shares of our common stock in one or more transactions on the Nasdaq Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.  Upon completion of the offering we received proceeds, net of offering expenses, of approximately $1.1 billion.
Controlled Equity OfferingSM Program
We have a sales agreement with an underwriter to, from time-to-time, publicly offer and sell up to 15 million shares of our common stock in privately negotiated and/or at-the-market transactions. During the three month period ended September 30, 2011, we sold 5.1 million shares of our common stock under the sales agreement at an average offering price of $29.07 per share for proceeds, net of the underwriter’s discount and other program costs, of $146.9 million. During the nine month period ended September 30, 2011, we sold 9.4 million shares of our common stock under the sales agreement at an average offering price of $29.23 per share for proceeds, net of the underwriter’s discount and other program costs, of $273.0 million. As of September 30, 2011, 1.2 million shares of our common stock remain available for issuance under the sales agreement.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three month period ended September 30, 2011, there were no shares issued under the plan. During the nine month period ended September 30, 2011, we issued 0.5 million shares under the plan for net cash proceeds of $14.9 million. As of September 30, 2011, there were 4.7 million shares available for issuance under the plan.

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
Our principal objective is to preserve our net asset value (also referred to as "stockholders' equity") within reasonable bands while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from the combination of our net interest income and net realized gains and losses on our investments and other hedging activities. Our net interest income consists of the spread between the interest income earned on our agency securities and the interest costs of our borrowings and derivatives accounted for as hedges for accounting purposes (please refer to Notes 3 and 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q regarding discontinuation of hedge accounting as of September 30, 2011). We fund our investments primarily through short-term borrowings structured as repurchase agreements.
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
Our Investment Strategy
Our investment strategy is to manage an investment portfolio consisting exclusively of agency securities (other than for hedging purposes) that seeks to generate attractive, risk-adjusted returns. Specifically, our investment strategy is designed to:

•	manage an investment portfolio consisting of agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest and prepayment rate risks;

•	preserve our net asset value within reasonable bands;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”).
Trends and Recent Market Impacts
Thus far, the year 2011 has been marked by extreme volatility in the U.S. markets fueled by an array of significant global economic and political events, including slow U.S. economic growth, the worsening European debt crisis, the congressional debt ceiling debate and S&P's downgrade of its U.S. sovereign debt ratings. In addition, following the conclusion of "QE2" in June 2011, the Federal Reserve continued their efforts to try to help stimulate the U.S. economy with their September 2011 announcement of "Operation Twist" and their plan to reinvest principal and interest received from their holdings of agency securities into new purchases of agency securities, each designed to reduce mortgage and interest rates. These events led to a decline in the 10 year U.S. Treasury rate from 3.30% at the beginning of 2011 to as low as 1.72% during September 2011, ending the month of September at 1.92%. Fixed-rate mortgage rates also experienced significant declines, reaching their historical lowest levels during the third quarter. Low mortgage rates, coupled with changes to the GSE's underwriting practices and the anticipated announcement by the Federal Housing Finance Authority ("FHFA") regarding changes to the government sponsored Home Affordable Refinance Program ("HARP") intended to extend HARP's reach to a larger number of underwater borrowers, drove escalating prepayment fears during the third quarter.
    Despite the extreme volatility, we declared a cash dividend of $1.40 per share for each of the three quarters ended September 30, 2011, while increasing our net book value per share and undistributed taxable income per share sequentially over the past three quarters, from $24.24 net book value per share as of December 31, 2010 to $26.90 per share as of September 30, 2011 and from $0.60 undistributed taxable income per share as of December 31, 2010 to $0.85 per share as of September 30, 2011.
In addition, during the third quarter, we executed a number of significant actions intended to reduce risk and increase the durability of our returns. These actions included increasing our use of longer term repurchase agreements, proactively managing our counterparty exposure, significantly increasing our ratio of interest rate swaps to our repurchase agreement financings and continuing to enhance our portfolio to our highest percentage of assets backed by loans that our Manager views as having favorable prepayment characteristics, with 93% of our 15-year securities and 86% of our 30-year securities backed by either lower loan balance loans or higher loan-to-value loans refinanced through HARP. We believe that less than 5% of our holdings are likely to be affected by the changes to the HARP program announced on October 24, 2011 as a result of our Manager's active portfolio management.

FINANCIAL CONDITION
As of September 30, 2011 and December 31, 2010, our investment portfolio consisted of $42.0 billion and $13.5 billion, respectively, of agency securities. The following tables summarize certain characteristics of our investment portfolio as of September 30, 2011 (dollars in thousands):

	As of September 30, 2011
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		CPR (2)
					Coupon	Yield(1)
Agency Securities Classified as Available-For-Sale:
Fannie Mae	$22,477,679	$23,465,391	104.4%	$23,920,324	4.18%	3.15%	13.11%
Freddie Mac	16,695,524	17,403,540	104.2%	17,733,081	4.14%	3.17%	12.28%
Ginnie Mae	102,938	106,681	103.6%	108,788	4.15%	2.17%	32.04%
Total / Weighted Average Available-For-Sale Agency Securities	$39,276,141	$40,975,612	104.3%	$41,762,193	4.16%	3.15%	12.80%

Fixed-Rate
≤ 15 Year
Lower Loan Balance (3)	$18,242,870	$18,916,760	103.7%	$19,320,604	3.83%	2.94%	10.39%
HARP (4)	998,692	1,039,375	104.1%	1,056,742	3.96%	2.91%	12.84%
Other (5)	1,553,673	1,597,119	102.8%	1,629,567	3.67%	2.84%	13.43%
Total ≤ 15 Year	20,795,235	21,553,254	103.6%	22,006,913	3.82%	2.93%	10.73%
30 Year:(6)
Lower Loan Balance (3)	4,725,992	5,011,051	106.0%	5,065,501	4.52%	3.49%	9.86%
HARP (4)	8,304,864	8,749,268	105.4%	8,906,753	4.60%	3.57%	11.78%
Other (2009-2011 Vintage)	1,456,452	1,505,812	103.4%	1,546,335	4.41%	3.64%	15.06%
Other (Pre 2009 Vintage)	691,229	735,426	106.4%	752,755	5.62%	3.50%	22.99%
Total 30 Year	15,178,537	16,001,557	105.4%	16,271,344	4.61%	3.55%	12.00%
Total Fixed-Rate	35,973,772	37,554,811	104.4%	38,278,257	4.15%	3.20%	11.27%

Adjustable-Rate	3,067,123	3,179,456	103.7%	3,237,779	4.28%	2.76%	29.47%
CMO	235,246	241,345	102.6%	246,157	3.75%	1.67%	29.92%
Total / Weighted Average Available- For-Sale Securities	$39,276,141	$40,975,612	104.3%	$41,762,193	4.16%	3.15%	12.80%

	As of September 30, 2011
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		CPR (2)
				Coupon	Yield(1)
Agency Securities Remeasured at Fair Value Through Earnings:
Interest-Only Strips
Fannie Mae	$833,893	$119,049	$107,454	5.54%	6.57%	25.71%
Freddie Mac	488,884	71,286	60,759	5.62%	10.87%	22.46%
Principal-Only Strips
Fannie Mae	43,273	37,961	40,013	—%	5.13%	29.00%
Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$1,366,050	$228,296	$208,226	5.39%	7.67%	22.46%
_______________________

(1)
Incorporates an average future constant prepayment rate assumption of 13% based on forward rates as of September 30, 2011 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.96% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.80%.

(2)	Average projected life CPR as of September 30, 2011.

(3)
Lower loan balance securities represent pools backed by a maximum original loan balance of up to $150 thousand. Our lower loan balance securities had a weighted average original loan balance of $104 thousand and $100 thousand for 15 year and 30 year securities, respectively, as of September 30, 2011.

(4)
HARP securities are defined as pools backed by100% refinance loans with loan-to-values (LTV) between 80% and 125%. Our HARP securities had a weighted average LTV of 95% and 100% for 15 year and 30 year securities, respectively, as of September 30, 2011.

(5)	15 year securities include $643 million of securities backed by loans with original loan balances ≤ $175 thousand.

(6)	30 year securities include $841 million and $87 million of 20 and 40 year securities, respectively.
Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific CMO securities. Principal-only securities represent the right to receive contractual principal flows of the UPB of specific CMO securities. The interest cash flows from our interest-only securities taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 4.35% of the combined par value our agency securities (excluding the UPB of our interest-only securities) as of September 30, 2011. The combined weighted average yield of our agency portfolio was 3.18% as of September 30, 2011.
The following table summarizes certain characteristics of our investment portfolio as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		CPR (2)
					Coupon	Yield(1)
Agency Securities Classified as Available-For-Sale:
Fannie Mae	$8,207,464	$8,557,281	104.3%	$8,559,569	4.51%	3.31%	11.32%
Freddie Mac	4,599,712	4,819,133	104.8%	4,788,706	4.45%	3.11%	11.72%
Ginnie Mae	100,408	105,078	104.7%	105,266	4.37%	2.14%	23.61%
Total / Weighted Average Available-For-Sale Agency Securities	$12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%	11.56%

Fixed-Rate
≤ 15 Year	$5,226,452	$5,412,261	103.6%	$5,373,165	4.28%	3.09%	7.07%
30 Year (3)	3,553,239	3,732,091	105.0%	3,728,314	4.97%	3.99%	10.04%
Total Fixed-Rate	8,779,691	9,144,352	104.2%	9,101,479	4.29%	3.45%	8.28%

Adjustable-Rate	3,745,363	3,942,937	105.3%	3,950,164	4.96%	2.69%	18.34%
CMO	382,530	394,203	103.1%	401,898	4.27%	3.52%	19.71%
Total / Weighted Average Available- For-Sale Agency Securities	$12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%	11.56%

	As of December 31, 2010
	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		CPR (2)
				Coupon	Yield(1)
Agency Securities Remeasured at Fair Value Through Earnings:
Interest-Only Securities
Fannie Mae	$229,980	$18,957	$20,425	4.18%	15.48%	13.49%
Freddie Mac	314,705	33,447	36,314	5.52%	27.23%	11.75%
Total / Weighted Average Agency Securities Remeasured at Fair Value Through Earnings	$544,685	$52,404	$56,739	4.95%	22.98%	12.38%
 _______________________

(1)
Incorporates an average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and an average reset rate for adjustable rate securities of 2.76%, which is equal to the average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%

(2)Average projected life CPR as of December 31, 2010.

(3)	30 year securities include $802 million and $81 million of 20 and 40 year securities, respectively.
As of December 31, 2010, the interest cash flows from our interest-only securities taken together with interest cash flows from our fixed-rate, adjustable-rate and CMO securities, total 4.70% of the combined par value our agency securities (excluding the UPB of our interest-only securities). The combined weighted average yield of our agency portfolio was 3.31% as of December 31, 2010.
As of September 30, 2011 and December 31, 2010, we held fixed-rate pass-through agency securities, pass-through agency securities collateralized by ARMs and hybrid ARMs, with coupons linked to various indices. The following tables detail the characteristics of our ARM and hybrid ARM portfolio by index as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	As of September 30, 2011				As of December 31, 2010
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	37	81	42	29	39	75	48	35
Weighted average margin	1.59%	1.79%	1.91%	1.84%	1.53%	1.75%	2.14%	1.83%
Weighted average annual period cap	1.09%	2.00%	1.57%	1.00%	1.23%	2.00%	1.86%	1.00%
Weighted average lifetime cap	10.59%	9.17%	9.90%	10.08%	10.86%	9.88%	10.28%	10.13%
Principal amount	$99,470	$2,520,583	$227,669	$219,401	$141,318	$2,683,203	$659,825	$261,017
Percentage of investment portfolio at par value	0.25%	6.33%	0.58%	0.56%	1.00%	21.00%	5.00%	2.00%
The following table details the number of months to the next reset for our pass-through securities collateralized by ARMs and hybrid ARMs as of September 30, 2011 and December 31, 2010 (dollars in thousands):

	As of September 30, 2011			As of December 31, 2010
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than one year	$24,679	1%	6	$25,803	1%	7
Greater than or equal to one year and less than two years	137,090	4%	19	218,928	5%	18
Greater than or equal to two years and less than three years	387,362	12%	29	737,130	19%	33
Greater than or equal to three years and less than five years	385,898	12%	44	1,010,349	26%	47
Greater than or equal to five years	2,302,750	71%	89	1,957,954	49%	94
Total / Weighted Average	$3,237,779	100%	73	$3,950,164	100%	66
Actual maturities of agency securities are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our portfolio of agency securities ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of September 30, 2011 and December 31, 2010, the average final contractual maturity of the agency securities in our investment portfolio was 21 and 22 years, respectively. The estimated weighted average months to maturity of the agency securities in the table below are based upon our prepayment expectations, which are estimated based on assumptions for different securities using a combination of third-party services, market data and internal models. The third-party services estimate prepayment speeds using models that incorporate the forward yield curve, mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. As market conditions are changing rapidly, we use judgment in making adjustments to our models for some products. Various market participants could use materially different assumptions.
The following table summarizes our agency securities classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of September 30, 2011 and December 31, 2010 (in thousands):

	As of September 30, 2011			As of December 31, 2010
Estimated Weighted Average Life of Agency Securities Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to one year	$3,097	$3,112	5.50%	$—	$—	—%
Greater than one year and less than or equal to three years	7,769,007	7,613,464	4.32%	133,123	132,520	5.05%
Greater than three years and less than or equal to five years	30,555,145	29,971,368	4.09%	3,841,282	3,821,992	4.92%
Greater than five years	3,434,944	3,387,668	4.43%	9,479,136	9,526,980	4.31%
Total	$41,762,193	$40,975,612	4.16%	$13,453,541	$13,481,492	4.49%
The weighted average life of our interest-only and principal-only securities was 2.7 and 6.2 years as of September 30, 2011 and December 31, 2010, respectively.
The constant prepayment rate (“CPR”) reflects the percentage of principal that is prepaid over a period of time on an annualized basis. In general, while there are various factors that impact the rate of prepayments, as interest rates rise, the rate of refinancings typically declines, which may result in lower rates of prepayment and, as a result, a lower portfolio CPR. Conversely, as interest rates fall, the rate of refinancings typically increases, which may result in higher rates of prepayment and, as a result, a higher portfolio CPR. As of September 30, 2011, our portfolio was purchased at a net premium.
In determining the estimated weighted average months to maturity of our agency securities and the yield on our agency securities, we have assumed that the CPR over the remaining projected life of our aggregate investment portfolio is 13% as of September 30, 2011. We make different prepayment assumptions for the individual securities that comprise the investment portfolio and these individual assumptions can differ materially from the average. There is also considerable uncertainty around prepayment speeds in this environment and actual speeds could differ materially from our estimates. Changes to the GSE's underwriting standards, further modifications to existing U.S. government sponsored programs such as HARP or the implementation of new programs could materially impact prepayment speeds. Furthermore, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. In addition, securities were purchased with different amounts of premiums and therefore the yield on some securities is more sensitive to changes in prepayment speeds.

RESULTS OF OPERATIONS
The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2011 and December 31, 2010 and our consolidated statements of operations and key statistics for the three and nine months ended September 30, 2011 and 2010 (in thousands, except per share amounts):

	As of
Balance Sheet Data:	September 30, 2011	December 31, 2010
Investment portfolio, at fair value	$41,970,419	$13,510,280
Total assets	$47,039,429	$14,475,829
Repurchase agreements and other debt	$38,898,483	$11,753,019
Total liabilities	$42,099,173	$12,903,765
Total stockholders’ equity	$4,940,256	$1,572,064
Net asset value per common share as of period end(1)	$26.90	$24.24

	For the three months ended September 30,		For the nine months ended September 30,
Consolidated Statement of Operations Data:	2011	2010	2011	2010
Interest income	$326,754	$62,600	$755,975	$151,986
Interest expense	95,036	18,531	194,500	51,389
Net interest income	231,718	44,069	561,475	100,597
Gain on sale of agency securities, net	262,768	24,565	360,880	81,558
Realized loss on periodic interest settlements of interest rate swaps, net	(1,773)	—	(1,773)	—
Other realized loss on derivative instruments and other securities, net	(173,190)	(736)	(222,594)	(4,214)
Unrealized loss on derivative instruments and other securities, net	(46,543)	(2,997)	(85,623)	(15,466)
Total other income, net	41,262	20,832	50,890	61,878
Management fees	15,634	2,697	36,511	6,795
General and administrative expenses	5,845	1,926	12,988	5,394
Total expenses	21,479	4,623	49,499	12,189
Income before tax	251,501	60,278	562,866	150,286
Excise tax	1,100	250	1,100	250
Net income	$250,401	$60,028	$561,766	$150,036
Net income per common share—basic and diluted	$1.39	$1.69	$4.19	$4.97
Weighted average number of common shares outstanding—basic and diluted	180,725	35,495	134,163	30,161
Dividends declared	$1.40	$1.40	$4.20	$4.20

	For the three months ended September 30,		For the nine months ended September 30,
Other Data:	2011	2010	2011	2010
Average agency securities, at cost	$41,667,838	$7,751,068	$30,923,323	$5,912,577
Average agency securities, at cost—percent of par value	104.5%	104.6%	104.4%	104.2%
Average total assets, at fair value	$47,077,307	$8,454,760	$34,095,124	$6,515,662
Average repurchase agreements and other debt(2)	$38,484,147	$7,241,783	$28,354,578	$5,536,394
Average stockholders’ equity(3)	$4,871,687	$853,250	$3,698,516	$713,925
Average coupon(4)	4.40%	5.03%	4.47%	5.12%
Average asset yield(5)	3.14%	3.23%	3.25%	3.42%
Average cost of funds(6)	1.00%	1.02%	0.93%	1.09%
Average cost of funds—terminated swap amortization expense(7)	—	—	—	0.15%
Average net interest rate spread(8)	2.14%	2.21%	2.33%	2.18%
Average actual CPR for securities held during the period	8%	15%	9%	20%
Average forecasted CPR as of period end	13%	18%	13%	18%
Leverage (average during the period)(9)	7.9:1	8.5:1	7.7:1	7.8:1
Leverage (as of period end)(10)	7.7:1	9.8:1	7.7:1	9.8:1
Annualized expenses % of average assets(11)	0.18%	0.22%	0.19%	0.25%
Annualized expenses % of average equity(12)	1.75%	2.15%	1.79%	2.28%
Net return on average stockholders’ equity(13)	20.4%	27.9%	20.3%	28.1%
Annualized economic return(14)	22.9%	21.7%	37.8%	30.6%

 ________________________

*	Average numbers for each period are weighted based on days on our books and records, all percentages are annualized.

(1)	Net asset value per common share was calculated by dividing our total stockholders’ equity by our number of shares outstanding.

(2)	Average repurchase agreement and other debt represents their daily weighted average balances, less amounts used to fund short-term investments in U.S. treasury securities.

(3)	Average stockholders’ equity calculated as the average month-end stockholders’ equity balance outstanding during the period.

(4)	Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on our agency securities by our daily weighted average agency securities.

(5)
Weighted average asset yield for the period was calculated by dividing our total interest income on our agency securities, including amortization of premiums and discounts, by our daily weighted average agency securities.

(6)
Weighted average cost of funds for the period was calculated by dividing our total interest expense by our daily weighted average repurchase agreements and other debt. Total interest expense excludes amortization expense related to the costs of the previously terminated interest rate swaps during the periods presented. Cost of funds includes both interest rate swaps that have been designated and not designated as hedges under GAAP.

(7)	Represents amortization expense associated with interest rate swaps terminated in a prior period of $6.3 million for the nine months ended September 30, 2010.

(8)
Average net interest rate spread for the period was calculated by subtracting our weighted average cost of funds, net of interest rate swaps and terminated swap amortization expense, from our weighted average asset yield.

(9)
Leverage during the period was calculated by dividing the our daily weighted average repurchase agreements and other debt outstanding, less amounts used to fund short-term investments in U.S. treasury securities, for the period by our average month-ended stockholders’ equity for the period.

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
Interest Income and Asset Yield
Interest income was $326.8 million and $62.6 million for the current and prior three month periods ended September 30, 2011 and 2010, respectively, and $756.0 million and $152.0 million for the current and prior nine month periods ended September 30, 2011 and 2010, respectively. The year-over-year increases in interest income were due to an increase in our average investment portfolio, partially offset by a decline in our average asset yield.
Our average asset yield declined year-over-year to 3.14% from 3.23% for the current and prior year three month periods, respectively, and declined to 3.25% from 3.42% for the current and prior year nine month periods, respectively. The decline in our average asset yield is primarily the result of acquiring lower yielding securities due to changes in portfolio composition discussed in "Trends and Market Impacts" in the Executive Overview. Specifically, changes in our portfolio composition had the effect of lowering the average coupon of our investment portfolio, while the average amortized cost basis of our investment portfolio remained relatively unchanged. The average coupon of our investment portfolio declined year-over-year to 4.40% from 5.03% for the current and prior year three month period, respectively, and to 4.47% from 5.12% for the current and prior year nine month periods, respectively. The amortized cost basis of our investment portfolio was 104.50%, 104.60%, 104.40% and 104.20% for the current and prior year three and nine month periods, respectively. The year-over-year declines in the average coupon of our investment portfolio was partially offset by year-over-year declines in actual and projected CPRs on our investment portfolio.
We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 13% and 18% as of September 30, 2011 and 2010, respectively. The actual CPR realized for individual securities in our investment portfolio was approximately 8% and 15% for the current and prior year three month periods, respectively, and 9% and 20% for the current and prior year nine month periods, respectively. The three month period year-over-year decrease in the actual and forecasted CPRs was due to changes in our portfolio composition to our highest percentage of assets backed by loans with favorable prepayment characteristics, lower coupons and newer mortgages, despite a decline in long-term interest rates to historically low levels during the current three month period. The nine month period year-over-year decrease in actual and forecasted CPRs further benefited from a decline in GSE buyouts of delinquent loans from mortgage pools collateralizing agency securities, which had the impact of increasing the average prepayment speed of our portfolio during the prior year period.
Additionally, pursuant to ASC 310-20, the yield on our adjustable rate securities assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin. Consequently, future reset rate assumptions incorporated in our asset yields may differ materially from future reset rates implied by the forward yield curve and the actual reset rates ultimately achieved. Further, notwithstanding changes to our actual and projected CPR assumptions, the lower our reset rate assumption is pursuant to ASC 310-20 than the current fixed rate in effect, the greater the rate of premium amortization we will recognize over the initial fixed rate period. Our adjustable rate portfolio was acquired for a premium above par value and most securities were acquired during a period of historically low index rates. Accordingly, the the premium balance on our adjustable rate securities will generally be fully amortized prior to their first reset date, regardless of actual or forecasted prepayment speeds and changes in the underlying index rates prior to actual reset. Adjustable rate securities acquired during a different interest rate environment may experience a different premium amortization pattern even as current index rates remain near their historical lows. For adjustable rate securities held as of September 30, 2011, the weighted average coupon rate was 4.28% weighted average months to reset was 73 months and the weighted average reset rate assumption was 2.76%, which is based on a weighted average underlying index rate of 0.96% as of the date we acquired the securities and a weighted average margin of 1.80%.
Interest income for the current and prior year three month periods is net of $112.6 million and $30.8 million for the amortization of premium and discounts on our investment portfolio, respectively. Interest income for the current and prior year nine month periods is net of $239.5 million and $66.0 million, respectively, for the net amortization of premiums and discounts. The unamortized premium balance of our aggregate investment portfolio, including the unamortized cost basis of our interest-only securities and net of discounts, was $1.9 billion and $626.3 million as of September 30, 2011 and December 31, 2010, respectively.
Leverage
Our leverage as of September 30, 2011 and December 31, 2010 was 7.9 and 7.5 times our stockholders’ equity, respectively. When adjusted for the net payable for agency securities purchased but not yet settled, our leverage ratio was 7.7 and 7.8 times our stockholders’ equity as of September 30, 2011 and December 31, 2010, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager’s opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage from exceeding certain levels.
The table below presents our quarterly average and quarter end repurchase agreement and other debt balances outstanding and average leverage ratios for the nine month period ended September 30, 2011 and the 12 month period ended December 31, 2010 (dollars in thousands):

		Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended		Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
September 30, 2011		$38,484,147	$41,638,190	$38,898,483	0.25%	0.28%	7.9:1	7.9:1	7.7:1
June 30, 2011	(4)(5)	$28,668,011	$33,566,899	$33,566,899	0.25%	0.23%	7.6:1	7.0:1	7.5:1
March 31, 2011	(4)(5)	$17,755,790	$22,147,273	$22,061,884	0.28%	0.28%	7.4:1	6.6:1	7.6:1
December 31, 2010	(5)	$10,813,568	$12,340,635	$11,753,019	0.29%	0.31%	8.4:1	7.5:1	7.8:1
September 30, 2010	(6)	$7,241,783	$8,050,221	$8,050,221	0.28%	0.28%	8.5:1	8.8:1	9.8:1
June 30, 2010		$5,548,225	$6,634,342	$6,634,342	0.26%	0.28%	7.9:1	8.4:1	8.2:1
March 31, 2010		$3,787,583	$4,651,115	$4,651,115	0.22%	0.21%	6.5:1	7.6:1	7.9:1
 _______________________

(1)
Average leverage during the period was calculated by dividing the daily weighted average repurchase agreements and other debt outstanding, less amounts used to fund short-term investments in U.S. treasury securities, for the period by our average month-ended stockholders’ equity for the period.

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

(6)
Ending leverage for the period was higher than average leverage for the period because we increased our asset positions through the use of additional leverage toward the end of the period in anticipation of a follow-on equity offering closing subsequent to period end.

Interest Expense and Cost of Funds
Interest expense was $95.0 million and $18.5 million for the current and prior year three month periods, respectively, and $194.5 million and $51.4 million for the current and prior year nine month periods, respectively. When including the cost of interest rate swaps not designated as hedges under GAAP, our total cost of funds was $96.8 million and $18.5 million for the current and prior year three month periods, respectively, and $196.3 million and $51.4 million for the current and prior year nine month periods, respectively. The year-over-year increase in our interest expense and cost of funds was the result of an increase in our average repurchase agreements and other debt outstanding, which was partially offset by a decline in the weighted average pay rate on our interest rate swap portfolio. The increase in interest expense and cost of funds for the current three month period was also impacted by an increase in our average ratio of interest rate swaps to repurchase agreements and other debt outstanding during the period (see Liquidity and Capital Resources for further discussion).
The tables below present information related to our cost of funds for the current and prior year three and nine month periods (dollars in thousands). Our average interest rate swaps outstanding included in the table below exclude forward starting swaps, which do not impact our interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager’s view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of September 30, 2011, we had $1.85 billion of forward starting swaps outstanding with forward start dates through December 2011, gross of $0.3 billion of swaps set to expire through December 2011.

	For the three months ended September 30,				For the nine months ended September 30,
	2011		2010		2011		2010
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Debt and interest rate swaps
Average repurchase agreements and other debt outstanding (3)	$38,484,147	100%	$7,241,783	100%	$28,354,578	100%	$5,536,394	100%
Average interest rate swaps outstanding - designated as hedges under GAAP (4)	$18,811,957	49%	$3,090,761	43%	$12,532,784	44%	$2,616,667	47%
Average interest rate swaps outstanding - designated and non-designated as hedges under GAAP (4)	$19,937,500	52%	$3,096,196	43%	$13,077,839	46%	$2,627,656	47%
Weighted average pay rate on interest rate swaps - designated and non-designated under GAAP (4)	1.63%		1.98%		1.66%		2.00%

	Amount	% (2)	Amount	% (2)	Amount	% (2)	Amount	% (2)
Cost of funds
Interest expense:
Repurchase agreements and other debt	$23,982	0.25%	$5,180	0.28%	$54,003	0.25%	$10,775	0.26%
Periodic interest settlements of interest rate swaps designated as hedges under GAAP, net	71,054	0.73%	13,351	0.73%	140,497	0.66%	34,336	0.83%
Amortization of termination fees on interest rate swaps designated as hedges under GAAP	—	—%	—	—%	—	—%	6,278	0.15%
Total interest expense	95,036	0.98%	18,531	1.02%	194,500	0.92%	51,389	1.24%
Realized loss on periodic interest settlements of interest rate swaps not designated as hedges under GAAP, net	1,773	0.02%	—	—%	1,773	0.01%	—	—%
Total cost of funds	$96,809	1.00%	$18,531	1.02%	$196,273	0.93%	$51,389	1.24%
 _______________________

(1)	Percent of the average repurchase agreements and other debt outstanding for the period.

(2)	Annualized percent of the average repurchase agreements and other debt outstanding for the period.

(3)	Average repurchase agreement and other debt represents their daily weighted average balances, less amounts used to fund short-term investments in U.S. treasury securities.

(4)	Average interest rates swaps outstanding exclude forward starting interest rates swaps not in effect during the periods presented.
Gain on Sale of Agency Securities, Net

The following table is a summary of our net gain on sale of agency securities for the current and prior year periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Agency securities sold, at cost	$(14,045,636)	$(2,172,978)	$(26,429,464)	$(6,914,764)
Proceeds from agency securities sold(1)	14,308,404	2,197,543	26,790,344	6,996,322
Net gains on sale of agency securities	$262,768	$24,565	$360,880	$81,558

Gross gains on sale of agency securities	$267,573	$26,333	$376,806	$87,714
Gross losses on sale of agency securities	(4,805)	(1,768)	(15,926)	(6,156)
Net gains on sale of agency securities	$262,768	$24,565	$360,880	$81,558
 _______________________

(1)	Proceeds include cash received during the period, plus receivable for agency securities sold during the period as of period end.
Sales of securities are driven by our Manager’s execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk and overall exposure to interest rate risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors. During the three month period ended September 30, 2011, we sold holdings of higher coupon securities and reinvested the sales’ proceeds into lower coupon securities backed by loans our Manager believes have more favorable prepayment attributes relative to the current economic environment, including the general decline in interest rates as of the end of the current period and anticipated potential changes to HARP, which were subsequently announced by the FHFA on October 24, 2011. We also sold a substantial amount of securities that our Manager believed could have been negatively impacted had the FHFA made different changes to the HARP program than those recently outlined. Sales of securities during the prior year periods were largely driven by our Manager’s intent of reinvesting sales proceeds into assets with more favorable involuntary prepayment attributes in anticipation of increased levels of GSE buyouts of delinquent mortgage loans from their outstanding mortgage pools.
Gain (loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for current and prior year periods (in thousands):

	For the three months ended September 30,		For the nine months ended September 30,
	2011	2010	2011	2010
Realized loss on periodic interest settlements of interest rate swaps, net	$(1,773)	$—	$(1,773)	$—
Other realized (loss) gain on derivative instruments and other securities:
Purchase of TBAs and forward settling agency securities	60,984	(9,157)	97,896	(12,396)
Sale of TBAs and forward settling agency securities	(154,695)	—	(265,975)	—
Interest rate payer swaptions	(8,346)	—	(5,697)
Interest rate receiver swaptions	—	9,298	(369)	9,056
Interest rate swaps not designated as hedges	(1,120)	(1,014)	(6,200)	(2,125)
U.S. Treasury securities	5,655	372	33,967	1,815
Short sales of U.S. Treasury securities	(72,919)	(330)	(87,679)	(330)
Markit IOS Index total return swaps	(2,741)	—	10,091	—
U.S. Treasury futures	(8)	95	239	94
Put options		—	1,133	(328)
Total other realized loss on derivative instruments and other securities, net	(173,190)	(736)	(222,594)	(4,214)
Unrealized (loss) gain on derivative instruments and trading securities:(1)
Purchase of TBAs and forward settling agency securities	86,095	1,395	17,527	(3,810)
Sale of TBAs and forward settling agency securities	(65,412)	—	(23,560)
Interest-only and principal only strips	(27,469)	(865)	(24,408)	(7,802)
Interest rate payer swaptions	(24,388)	(2,301)	(53,285)	(1,740)
Interest rate receiver swaptions	—	—	—	(575)
Interest rate swaps not designated as hedges	(899)	(1,201)	(1,442)	(1,201)
U.S. Treasury securities	(668)	—	(668)
Short sales of U.S. Treasury securities	(19,099)	—	(4,144)	—
Markit IOS total return swaps	3,589	—	2,649	—
U.S. Treasury futures	1,708	—	1,708
Hedge ineffectiveness on interest rate swaps	—	(25)	—	(338)
Total unrealized loss on derivative instruments and other securities, net	(46,543)	(2,997)	(85,623)	(15,466)
Total loss on derivative instruments and trading securities, net	$(221,506)	$(3,733)	$(309,990)	$(19,680)
_______________________

(1)	Unrealized gain (loss) from derivatives and trading securities includes reversals of prior period amounts for settled or expired derivatives and trading securities.
The year-over-year increases in net losses from derivatives and other securities were due to an increase in the size of our investment portfolio coupled with an increase in our use of other supplemental hedging strategies entered into to manage the potential adverse impact of near term changes in interest rates on our net asset value and future cash flows. We invest in other supplemental hedges, in addition to our use of interest rate swap agreements that are intended to hedge against longer-term increases in interest rates, based on a variety of factors, including our Manager’s view of how our existing portfolio of agency securities will perform under different interest rate scenarios and the need to hedge against potential near-term changes in interest rates. The intended purpose of the other supplemental hedges held during the current three month period was to hedge against potential near-term increases in interest rates. Consequently, the net losses from our supplemental hedges for the current three month period were driven by a general decline in interest rates during the period. For further details regarding our derivatives and related hedging activity please refer to Notes 3 and 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders’ equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $15.6 million and $2.7 million for the three month periods ended September 30, 2011 and 2010, respectively, and $36.5 million and $6.8 million for the nine month periods ended September 30, 2011 and 2010, respectively.
General and administrative expenses were $5.8 million and $1.9 million for the three month periods ended September 30, 2011 and 2010, respectively, and $13.0 million and $5.4 million for the nine month periods ended September 30, 2011 and 2010, respectively. Our general and administrative expenses primarily consist of prime brokerage fees, information technology costs, allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses.
Our total management fee and general and administrative expenses as a percentage of our average stockholders’ equity on an annualized basis declined year-over-year to 1.75% from 2.15% for the current and prior three month period, respectively, and to 1.79% from 2.28% for the current and prior nine month period, respectively, due to improved operating leverage.
Dividends
For the current and prior year periods, we declared quarterly dividends of $1.40 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal, state and local corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. As of September 30, 2011, we have declared or paid all of our taxable income for the 2010 tax year and we have an estimated $156.3 million (or $0.85 per share) of undistributed taxable income related to our 2011 tax year, net of the September 30, 2011 dividend payable of $257.1 million. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. Examples include temporary differences related to unrealized gains and losses on derivative instruments and other securities that are recognized in income for GAAP but are excluded from taxable income until realized or settled, temporary differences in the CPR used to amortize premiums or accrete discounts, temporary differences related to timing of the recognition of hedge ineffectiveness, permanent and temporary differences related to the timing and amount recognized for stock-based compensation and permanent differences for excise tax expense.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on the balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our taxable income. To the extent that we annually distribute all of our taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income in a timely manner so that we are not subject to Federal and state income taxes. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
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
Equity Offerings
During the nine months ended September 30, 2011, we completed three follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share amounts):

Public Offering	Price Received Per Share(1)	Shares	Net Proceeds(2)
January 2011	$28.00	26,910	$719,250
March 2011(3)	$27.72	32,200	892,233
June 2011(3)	$27.56	49,680	1,368,848
Total		108,790	$2,980,331
   ________________________

(1)	Price received per share is gross of underwriters’ discount, if applicable.

(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.

(3)
Shares of our common stock were sold to underwriters, who sold the shares in one or more transactions on the Nasdaq Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.

In November 2011, we completed a public offering in which 40.5 million shares of our common stock were sold to the underwriters at a price of $27.36 per share.  The underwriters in the offering sold the shares of our common stock in one or more transactions on the Nasdaq Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $1.1 billion.
Controlled Equity OfferingSM Program
We have a sales agreement with an underwriter to, from time-to-time, publicly offer and sell up to 15 million shares of our common stock in privately negotiated and/or at-the-market transactions. During the three month period ended September 30, 2011, we sold 5.1 million shares of our common stock under the sales agreement at an average offering price of $29.07 per share for proceeds, net of the underwriter’s discount and other program costs, of $146.9 million. During the nine month period ended September 30, 2011, we sold 9.4 million shares of our common stock under the sales agreement at an average offering price of $29.23 per share for proceeds, net of the underwriter’s discount and other program costs, of $273.0 million. As of September 30, 2011, 1.2 million shares of our common stock remain available for issuance under the sales agreement.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three month period ended September 30, 2011, there were no shares issued under the plan. During the nine month period ended September 30, 2011, we issued 0.5 million shares under the plan for net cash proceeds of $14.9 million. As of September 30, 2011, there were 4.7 million shares available for issuance under the plan.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings pursuant to repurchase transactions under such master repurchase agreements generally will have maturities ranging up to one year. As of September 30, 2011, borrowings under repurchase arrangements secured by agency securities totaled $38.8 billion, other debt associated with a structured transaction accounted for as a financing transaction totaled $0.1 billion and net receivables for agency securities not yet settled was $1.0 billion. Our leverage ratio was 7.7 times the amount of our stockholders’ equity as of September 30, 2011, including our total borrowings, net of receivables for agency securities not yet settled.
Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. As of September 30, 2011, the weighted average interest rate on our repurchase agreements was 0.28%, which reflects an increase from 0.23% as of June 30, 2011, as a result of extending the average original term of our repurchase agreements to 57 days as of September 30, 2011 from 47 days as of June 30, 2011. During the three month period ended September 30, 2011, we elected to discontinue accounting for our interest rate swaps as designated cash-flow hedges under GAAP in order to allow us greater flexibility in setting the maturity of our repurchase agreements and, thereby, enabling us to opportunistically extend the terms of our repurchase agreements to reduce the "roll risk" associated with maturing repurchase agreements. Please refer to Notes 3 and 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our discontinuation of hedge accounting.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2011, we had master repurchase agreements with 29 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of September 30, 2011, less than 4% of our stockholders equity was at risk with any one counterparty, with the top five counterparties representing less than 15% of our stockholders equity. The table below includes a summary of our repurchase agreement funding by number of counterparties and counterparty region as of September 30, 2011. For further details regarding our borrowings under repurchase agreements and other debt as of September 30, 2011, please refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

	As of September 30, 2011
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	15	48%
Europe	9	23%
Asia	5	29%
	29	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Under the repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties (i.e., lenders) in the event the estimated fair value of the existing pledged collateral under such agreements declines and such lenders demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, lenders may release collateral back to us. Specifically, margin calls would result from a decline in the value of the agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. As of September 30, 2011, we have met all margin requirements. We had unrestricted cash and cash equivalents of $984.4 million and unpledged agency securities of $1.8 billion, excluding net unsettled purchases and sales of agency securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2011.
Although we believe that we will have adequate sources of liquidity available to us through repurchase agreement financing to execute our business strategy, there can be no assurances that repurchase agreement financing will be available to us upon the maturity of our current repurchase agreements to allow us to renew or replace our repurchase agreement financing on favorable terms or at all. If our repurchase agreement lenders default on their obligations to resell the underlying agency securities back to us at the end of the term, we could incur a loss equal to the difference between the value of the agency securities and the cash we originally received. On October 31, 2011, MF Global Holdings, Ltd., an affiliate of MF Global Inc., a counterparty to one of our master repurchase agreements, filed for Chapter 11 in a U.S. bankruptcy court. As of October 31, 2011, we had less than $1.0 million of counterparty exposure with regard to MF Global Inc.
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
As of September 30, 2011, we had $26.95 billion of interest rate swaps outstanding. Our ratio of interest rates swaps outstanding to repurchase agreements and other debt outstanding, including the net payable/receivable for unsettled trades, increased to 71% as of September 30, 2011 from 62% as of June 30, 2011. In light of the historically low level of interest rate swap pay rates observed during the quarter, coupled with the fact that the variable rate we receive on our pay fixed interest rates swaps is naturally bound by a floor of no less than 0.0% (meaning swap values are near their lowest levels), we increased our hedge ratio and concentrated our new interest rate swap activity on intermediate and longer-term swaps. The new interest rate swap agreements entered into during the quarter had a weighted average term of 4.0 years. Despite extending the term of our interest rate swaps, the average pay rate on our interest rate swap portfolio decreased to 1.58% (or 1.33% net of the receive rate) as of September 30, 2011 from 1.68% (or 1.49% net of the receive rate) as of June 30, 2011. Including the impact of interest rate swaps in effect of $25.1 billion as of September 30, 2011, plus $1.85 billion of forward starting swaps starting within three months of September 30, 2011, less $0.3 billion of swaps set to expire within three months of September 30, 2011, our total weighted average interest expense and cost of funds was 1.24% as of September 30, 2011. Please refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2011 and related activity for the third quarter 2011.
Off-Balance Sheet Arrangements

As of September 30, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including resulting changes in forward yield curves. The following table quantifies the estimated changes in net interest income and investment portfolio value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2011. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are unaffected by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected agency securities prices relies on assumptions that define specific agency securities spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, the table below also does not include the impact of leverage, which generally has the effect of increasing the impact of the percentage change in projected portfolio value on stockholders equity by a factor of leverage plus one. Lastly, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency securities as a part of our overall management of our investment portfolio.

Change in Interest Rate	Percentage Change in Projected Net Interest Income	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	-9.8%	-0.8%
+50 Basis Points	-7.7%	-0.2%
-50 Basis Points	-9.7%	-0.2%
-100 Basis Points	-17.5%	-0.8%
Prepayment Risk
Premiums and discounts associated with the purchase of agency securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Furthermore, changes to the GSE's underwriting standards, further modifications to existing U.S. government sponsored programs such as HARP, or the implementation of new programs could materially impact prepayment speeds. In addition, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar agency securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Spread Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI pursuant to ASC 320. As of September 30, 2011, the fair value of these securities was $42.0 billion. When the spread between the yield on our agency securities and U.S. Treasury securities or swap rates widens, this could cause the value of our agency securities to decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings in the form of repurchase agreements. Our assets that are pledged to secure repurchase agreements are high-quality agency securities and cash. As of September 30, 2011, we had unrestricted cash and cash equivalents of $984.4 million and unpledged agency securities of $1.8 billion available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, we cannot assure that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month or nine month period ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1.	Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2011, we had no legal proceedings.

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
We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interests in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets." In satisfying this 55% requirement, we may treat agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by a pool, or a "whole pool," as qualifying real estate interests. Therefore, the agency securities and any other mortgage-related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying real estate interests or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our agency securities and we may be precluded from acquiring certain types of higher yielding agency securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation from the Investment Company Act.
The SEC recently solicited public comment on a wide range of issues relating to Section 3(c)(5)(C), including the nature of the assets that qualify for purposes of the exemption and whether mortgage REITs should be regulated in a manner similar to investment companies. There can be no assurance that the laws and regulations governing the Investment Company Act status of REITs, including the guidance of the Division of Investment Management of the SEC regarding this exemption, will not change in a manner that adversely affects our operations. If we or our subsidiaries fail to maintain an exception or exemption from the Investment Company Act, we could, among other things, be required either to (a) change the manner in which we conduct our operations to avoid being required to register as an investment company, (b) effect sales of our assets in a manner that, or at a time when, we would not otherwise choose to do so, or (c) register as an investment company (which, among other things, would require us to comply with the leverage constraints applicable to investment companies), any of which could negatively affect the value of our common stock, the sustainability of our business model, and our ability to make distributions, which could have an adverse effect on our business and the market price for shares of our common stock.
We have no employees and our Manager is responsible for making all of our investment decisions. Certain of our Manager’s officers are employees of American Capital and are not required to devote any specific amount of time to our business and each of them may provide their services to American Capital, its affiliates and sponsored investment vehicles, which could result in conflicts of interest.
Because we have no employees, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager’s officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager’s investment committee consists of Malon Wilkus, John R. Erickson, Samuel A. Flax and Thomas A. McHale, each of whom is an officer of American Capital and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Gary Kain is our President and Chief Investment Officer and also serves as the President and Chief Investment Officer of American Capital Mortgage Investment Corp., a fund managed by a subsidiary of the parent company of our Manager, for which he has significant responsibilities. Gary Kain also serves as the President and a member of the parent company of our Manager, and he may have other significant responsibilities in the future related to new funds that are managed by the parent company of our Manager or affiliated entities of our Manager.
American Capital has agreed that so long as our Manager or an affiliate of American Capital continues to manage our company, it will not sponsor another investment vehicle that invests predominantly in whole pool agency securities. This restriction does not prevent American Capital or an affiliate of American Capital from investing in or sponsoring an investment vehicle that targets investments in agency securities so long as those investments are not predominately whole pool agency securities, and, as a result, American Capital or an affiliate of American Capital may compete with us. During August 2011, American Capital and its affiliates sponsored the initial public offering of, and invested in, American Capital Mortgage Investment Corp., an investment vehicle that makes significant investments in agency securities, including whole pool agency securities. Our Manager and its employees are not restricted from participating in the management of such an entity.
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

•
changes in regulatory policies, tax laws and financial accounting and reporting standards, particularly with respect to REITs, or applicable exemptions from the Investment Company Act of 1940, as amended;

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

*3.1
American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34057), filed August 9, 2011.

*3.2	American Capital Agency Corp. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 26, 2011.

*4.1
Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34057), filed August 9, 2011.

*4.2
Instruments defining the rights of holders of securities: See Article VI of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 26, 2011.

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

10.1	Assignment and Amendment Agreement, dated as of July 29, 2011, among American Capital Agency Management, LLC, American Capital AGNC Management, LLC and American Capital Agency Corp.

10.2	Amendment and Joinder Agreement, dated as of September 30, 2011, by and between American Capital Agency TRS, LLC and American Capital AGNC Management, LLC.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________
*    Fully or partly previously filed

INDEX TO EXHIBITS

Exhibit No.	Description

*3.1
American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34057), filed August 9, 2011.

*3.2	American Capital Agency Corp. Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 26, 2011.

*4.1
Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34057), filed August 9, 2011.

*4.2
Instruments defining the rights of holders of securities: See Article VI of our Second Amended and Restated Bylaws, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 26, 2011.

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

10.1	Assignment and Amendment Agreement, dated as of July 29, 2011, among American Capital Agency Management, LLC, American Capital AGNC Management, LLC and American Capital Agency Corp.

10.2	Amendment and Joinder Agreement, dated as of September 30, 2011, by and between American Capital Agency TRS, LLC and American Capital AGNC Management, LLC.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
_____________________
*    Fully or partly previously filed

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date:	November 7, 2011	By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board and Chief Executive Officer