Form 10-Q/A
period 2011-09-30
American Capital Agency Corp
filed 2011-11-09
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q/A
(Amendment No. 1)
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

EXPLANATORY NOTE

On November 7, 2011, we filed our Quarterly Report on Form 10-Q for the quarter ended September 30, 2011 (the “Original Filing”) with the Securities and Exchange Commission (the “SEC”). The Original Filing is being amended to correct a typographical error contained in the certification of the Company's CEO and CFO pursuant to Section 906 of the Sarbanes-Oxley Act of 2002. As required by Rule 12b-15 under the Securities Exchange Act of 1934, as amended, we are also filing new certifications under Section 302(a) of the Sarbanes-Oxley Act of 2002.

Except as described above, this Amendment No. 1 on Form 10-Q/A (this "Amendment") speaks as of the date of the Original Filing, does not reflect events that may have occurred subsequent to such original filing date, and does not modify or update in any way disclosures made in the Original Filing. Accordingly, this Amendment should be read in conjunction with the Original Filing and our filings made with the SEC subsequent to the date of the Original Filing.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

Date:	November 9, 2011	By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board and Chief Executive Officer

INDEX TO EXHIBITS

Exhibit No.	Description

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.