Form 10-K
period 2011-12-31
American Capital Agency Corp
filed 2012-02-23
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2011
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

Securities registered pursuant to section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐   No   ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☒                    Accelerated filer    ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of June 30, 2011, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $5.2 billion based upon the closing price of the Registrant's common stock of $29.11 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
As of January 31, 2012, there were 224,149,759 shares of the Registrant's common stock outstanding.
 DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2012 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
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
We operate so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) for which the principal and interest payments are guaranteed by government-sponsored entities, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively referred to as “GSEs”). We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the Federal Home Loan Bank ("FHLB"). We refer to agency mortgage-backed securities and agency debenture securities collectively as "agency securities" and we refer to the specific investment securities in which we invest as our "investment portfolio".
Our principal objective is to preserve our net book value (also referred to as "net asset value", "NAV" and "stockholders' equity") while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from the combination of our net interest income and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through short-term borrowings structured as repurchase agreements.
 Our Investment Strategy
 Our investment strategy is designed to:

•
manage an investment portfolio consisting of agency mortgage-backed securities, agency debenture securities and other limited investments entered into for hedging purposes that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest and prepayment rate risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”).
 Our Targeted Investments
The agency mortgage-backed securities in which we invest consist of agency residential pass-through certificates and collateralized mortgage obligations:

•
Agency Residential Pass-Through Certificates. Agency residential pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, plus pre-paid principal, on the securities are guaranteed by a GSE or U.S. Government agency, and made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among holders of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

•
Agency Collateralized Mortgage Obligations. Agency CMOs are securities that are structured instruments representing interests in agency residential pass-through certificates. Agency CMOs consist of multiple classes of securities, with each class having specified characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution. Monthly payments of interest and principal, including prepayments, are typically returned to different classes based on rules described in the trust documents. Principal and interest payments may also be divided between holders of different securities in the Agency CMO and some securities may only receive interest payments while others receive only principal payments.

The agency mortgage-backed securities that we acquire provide funds for mortgage loans made to residential homeowners. These securities generally represent interests in pools of mortgage loans made by savings and loan institutions, mortgage bankers, commercial banks and other mortgage lenders. These pools of mortgage loans are assembled for sale to investors, such as us, by various government-related or private organizations.
Agency mortgage-backed securities differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, agency mortgage-backed securities provide for a monthly payment, which may consist of both interest and principal. In effect, these payments are a “pass-through” of the monthly interest and principal payments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the securities. In addition, principal may be prepaid, without penalty, at par at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.
Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, defaults on the underlying mortgages, the age of the mortgage loan, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or programs that may or may not be directed or influenced by the President's Administration or by Congress could also significantly impact prepayment rates or expectations. The recently announced enhancements to the Home Affordable Refinance Program, referred to as HARP 2.0, is an example of such a change. Also the pace at which the loans underlying our securities become seriously delinquent or are modified can materially impact the timing of GSE repurchases of these loans from our securities and, thus, the rate of prepayments. Generally, prepayments on agency mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is higher or lower than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.
 When interest rates are declining, the value of agency mortgage-backed securities with prepayment options may not increase as much as other fixed income securities or could even decrease. The rate of prepayments on underlying mortgages affect the price and volatility of agency mortgage-backed securities and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of agency mortgage-backed securities may experience reduced returns if the owners of the underlying mortgages pay off their mortgages slower than anticipated. This could cause the prices of our mortgage assets to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our mortgage assets, thus reducing our net book value. This is generally referred to as “extension risk”.
Payments of principal and interest on agency mortgage-backed securities, although not the market value of the securities themselves, are guaranteed either by the full faith and credit of the United States, such as those issued by Ginnie Mae, or by a GSE, such as those issued by Fannie Mae or Freddie Mac.
Agency mortgage-backed securities are collateralized by pools of fixed-rate mortgage loans, adjustable-rate mortgage loans (“ARMs”) or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by fixed-rate mortgage loans, ARMs or hybrid ARMs depends on our Manager's assessment of the relative value of the securities, which is based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.
The types of agency residential pass-through certificates in which we invest, or which may comprise the CMOs in which we invest, are described below.

Freddie Mac Certificates:
Freddie Mac is a stockholder-owned, federally-chartered corporation created pursuant to an act of the U.S. Congress on July 24, 1970. During September 2008, the Federal Housing and Finance Agency ("FHFA") placed Freddie Mac into conservatorship. As the conservator of Freddie Mac, FHFA controls and directs the operations of Freddie Mac. The principal activity of Freddie Mac currently consists of purchasing residential mortgage loans and mortgage-related securities in the secondary mortgage market and securitizing them into mortgage-backed securities (“MBS”) sold to investors. Freddie Mac guarantees to each holder of Freddie Mac certificates the timely payment of interest at the applicable pass-through rate and principal on the holder's pro rata share of the unpaid principal balance of the related mortgage loans. The U.S. Treasury has committed agency capital to Freddie Mac to support its positive net worth.
Freddie Mac certificates are backed by pools of single-family mortgage loans or multi-family mortgage loans. These underlying mortgage loans may have original terms to maturity of up to 40 years. Freddie Mac certificates may be issued under cash programs (composed of mortgage loans purchased from a number of sellers) or guarantor programs (composed of mortgage loans acquired from one seller in exchange for certificates representing interests in the mortgage loans purchased). Freddie Mac certificates may pay interest at a fixed rate or an adjustable rate. The interest rate paid on adjustable-rate Freddie Mac certificates (“Freddie Mac ARMs”) adjusts periodically within 60 days prior to the month in which the interest rates on the underlying mortgage loans adjust. The interest rates paid on certificates issued under Freddie Mac's standard ARM programs adjust in relation to the Treasury index. Other specified indices used in Freddie Mac ARM programs include the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed Freddie Mac ARM certificates equal the applicable index rate plus a specified number of basis points. The majority of series of Freddie Mac ARM certificates issued to date have pools of mortgage loans with monthly, semi-annual or annual interest adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate. Certain Freddie Mac programs include mortgage loans which allow the borrower to convert the adjustable mortgage interest rate to a fixed rate. Adjustable-rate mortgages which are converted into fixed-rate mortgage loans are repurchased by Freddie Mac or by the seller of the loan to Freddie Mac at the unpaid principal balance of the loan plus accrued interest to the due date of the last adjustable rate interest payment.
Fannie Mae Certificates:
Fannie Mae is a stockholder owned, federally-chartered corporation organized and existing under the Federal National Mortgage Association Charter Act, created in 1938 and rechartered in 1968 by Congress as a stockholder owned company. During September 2008, FHFA placed Fannie Mae into conservatorship. As the conservator of Fannie Mae, FHFA controls and directs the operations of Fannie Mae. Fannie Mae provides funds to the mortgage market primarily by purchasing home mortgage loans from local lenders, thereby replenishing their funds for additional lending. Fannie Mae guarantees to each MBS trust that issues Fannie Mae certificates that it will supplement the amounts received by the MBS trust from the underlying mortgage loans as required to make the timely payment of monthly principal and interest on the certificates it has issued. The U.S. Treasury has committed agency capital to Fannie Mae to support its positive net worth.
Fannie Mae certificates may be backed by pools of single-family or multi-family mortgage loans. The original term to maturity of any such mortgage loan generally does not exceed 40 years. Fannie Mae certificates may pay interest at a fixed rate or an adjustable rate. Each series of Fannie Mae ARM certificates bears an initial interest rate and margin tied to an index based on all loans in the related pool, less a fixed percentage representing servicing compensation and Fannie Mae's guarantee fee. The specified index used in different series has included the Treasury Index, the 11th District Cost of Funds Index published by the Federal Home Loan Bank of San Francisco, LIBOR and other indices. Interest rates paid on fully-indexed Fannie Mae ARM certificates equal the applicable index rate plus a specified number of percentage points. The majority of series of Fannie Mae ARM certificates issued to date have pools of mortgage loans with monthly, semi-annual or annual interest rate adjustments. Adjustments in the interest rates paid are generally limited to an annual increase or decrease of either 100 or 200 basis points and to a lifetime cap of 500 or 600 basis points over the initial interest rate.
Ginnie Mae Certificates:
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

At present, most Ginnie Mae certificates are backed by single-family mortgage loans. The interest rate paid on Ginnie Mae certificates may be a fixed rate or an adjustable rate. The interest rate on Ginnie Mae certificates issued under Ginnie Mae's standard ARM program adjusts annually in relation to the Treasury index. Adjustments in the interest rate are generally limited to an annual increase or decrease of 100 basis points and to a lifetime cap of 500 basis points over the initial coupon rate.
Agency Debenture Securities:
We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the FHLB, a GSE. The agency debentures in which we may invest are not backed by collateral, but by the integrity and credit worthiness of the issuing GSE.
Investment Methods
We utilize to-be-announced forward contracts (“TBAs”) in order to invest in agency mortgage-backed securities or to hedge our investments. Pursuant to these TBAs, we agree to purchase, for future delivery, agency mortgage-backed securities with certain principal and interest terms and certain types of collateral, but the particular agency mortgage-backed securities to be delivered to us are not identified until shortly before the TBA settlement date. Our ability to purchase agency mortgage-backed securities through TBAs may be limited by applicable REIT requirements.
 Our Active Portfolio Management Strategy
Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preservation of our net book value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options on agency securities, agency CMOs and agency debenture securities, based on our Manager's continual assessment of the relative value and risk and return of these securities. Therefore, the composition of our portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the agency securities market. We may also experience fluctuations in leverage as we pursue our active management strategy, but we generally would expect our leverage to be six to eleven times our stockholders' equity.
 Investment Committee and Investment Guidelines
 The investment committee established by our Manager consists of Messrs. Malon Wilkus, John R. Erickson, Samuel A. Flax and Thomas A. McHale, each of whom is an officer of our Manager. The role of the investment committee is to monitor the performance of our Manager with respect to our investment guidelines and investment strategy, to monitor our investment portfolio and to monitor our compliance requirements related to our intention to qualify as a REIT and to remain exempt from registration as an investment company under the Investment Company Act. The investment committee meets as frequently as it believes is required to maintain prudent oversight of our investment activities. Our Board of Directors receives an investment report and reviews our investment portfolio and related compliance with the investment guidelines on at least a quarterly basis. Our Board of Directors does not review or approve individual investments, but receives notification in the event that we operate outside of our operating policies or investment guidelines.
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
The investment committee may change these investment guidelines at any time with the approval of our Board of Directors, (which must include a majority of our independent directors), but without any approval from our stockholders.

 Our Financing Strategy
 As part of our investment strategy, we leverage our investment portfolio to increase potential returns to our stockholders. Our primary source of financing is through short-term repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a short-term loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 to 90 days, but may have maturities of fewer than 30 days or up to one year.
Our leverage may vary periodically depending on market conditions and our Manager's assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. We also cannot assure you that we will continue to be successful in borrowing sufficient amounts to fund our intended acquisitions of agency securities.
We have master repurchase agreements with 29 financial institutions as of December 31, 2011. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
We may also seek to obtain other sources of financing depending on market conditions. Further, to the extent that we invest in agency mortgage-backed securities through TBAs, we may finance the acquisition of agency mortgage-backed securities by entering into dollar roll transactions using TBAs in which we would sell a TBA and simultaneously purchase a similar, but not identical, TBA. Our ability to enter into dollar-roll transactions with respect to TBAs may be limited by applicable REIT requirements.
Our Risk Management Strategy
We use a variety of strategies to economically hedge a portion of our exposure to market risks, including interest rate and prepayment risk, to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate or prepayment risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the borrowing costs on our shorter term borrowings. Because a majority of our leverage is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as the London Interbank Offered Rate, or LIBOR. Because some of our investments are assets that have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements, which generally have a maturity of less than one year. We may experience reduced income or losses based on these rate movements. In order to mitigate such risk, we utilize certain hedging techniques to effectively lock in a portion of the spread between the interest we earn on our assets and the interest we pay on our financing costs. These hedging techniques may include interest rate swap agreements, interest rate swaptions, interest rate caps or floor contracts, futures or forward contracts and other derivative instruments.

•
Prepayment Risk. Because residential borrowers are able to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments earlier than anticipated, and we may have to invest that principal at potentially lower yields. Because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than most bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage our prepayment and interest rate risks, we monitor, among other things, our "duration gap" and our convexity exposure. Duration is the relative expected percentage change in market value of our assets that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of a mortgage security changes when the interest rate and prepayment environment changes.

The principal instruments that we use to hedge a portion of our exposure to interest rate and prepayment risks are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or sell TBAs, specified agency securities on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. However, there can be no certainty that our Manager's projections of our exposures to interest rates, prepayments or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially as a result of the hedging strategies employed and results could suffer more than expected.
Income from hedging transactions that we enter into to manage risk may not constitute qualifying REIT gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of advantageous hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedges through our taxable REIT subsidiary ("TRS"), American Capital Agency TRS, LLC. Implementing our hedges through our TRS could increase the cost of our hedging activities because our TRS would be subject to tax on income and gains. To comply with the asset tests applicable to us as a REIT, we could own 100% of the stock of such subsidiary, provided that the value of the stock that we own in all such TRSs does not exceed 25% of the value of our total assets at the close of any calendar quarter.
Other Investment Strategies
We may enter into other short or long term investment strategies as the opportunities arise.
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital. American Capital is a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital, both directly and through its asset management business, originates, underwrites and manages investments in private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital had $68 billion in assets under management and seven offices in the United States and Europe as of December 31, 2011.
The sister company of our Manager is the external manager of American Capital Mortgage Investment Corp. (NASDAQ: MTGE) ("MTGE"), a publicly-traded REIT that invests in agency mortgage investments, non-agency mortgage investments and other mortgage related investments. In connection with our initial public offering, American Capital committed not to sponsor another investment vehicle that invests predominantly in agency securities that represent undivided beneficial interests in a group or pool of one or more mortgages, or whole-pool agency securities, for so long as we are managed by an affiliate of American Capital. Thus, MTGE's investment portfolio is expected to consist of assets that are not predominantly whole-pool agency securities for so long as we are managed by an affiliate of American Capital.
Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. All of our officers and the members of our mortgage investment team and other support personnel are employees of either the parent company of our Manager or American Capital. Because neither we nor our Manager have any employees, our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager has access to their employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities, to enable our Manager to fulfill all of its responsibilities under the management agreement. We are not a party to the administrative services agreement.
Gary Kain is the President of our Manager and also serves as our President and Chief Investment Officer, with primary oversight for all of our investments. He is also the President and Chief Investment Officer of MTGE and the President of its manager. Mr. Kain joined American Capital in January 2009 as a Senior Vice President and Managing Director and has served in various other roles with American Capital and its affiliates. Prior to joining American Capital, Mr. Kain served as Senior Vice President of Investments and Capital Markets of Freddie Mac from May 2008 to January 2009. Since joining Freddie Mac in 1988, Mr. Kain served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008, during which time he was responsible for managing all of Freddie Mac's mortgage investment activities for its $700 billion retained portfolio. From 2001 to 2005, Mr. Kain served as Vice President of Mortgage Portfolio Strategy at Freddie Mac.

Peter J. Federico is the Senior Vice President and Chief Risk Officer of our Manager and also serves as our Senior Vice President and Chief Risk Officer. He is also the Senior Vice President and Chief Risk Officer of affiliates of our Manager and of MTGE. He is primarily responsible for overseeing risk management activities for us and other funds managed by affiliates of our Manager. Mr. Federico joined our Manager in May 2011. Prior to that, Mr. Federico served as Executive Vice President and Treasurer of Freddie Mac from October 2010 through May 2011, where he was primarily responsible for managing the company's investment activities for its retained portfolio and developing, implementing and managing risk mitigation strategies. He was also responsible for managing Freddie Mac's $1.2 trillion interest rate derivative portfolio and short and long-term debt issuance programs. Mr. Federico also served in a number of other capacities at Freddie Mac, including as Senior Vice President, Asset & Liability Management, after he joined the company in 1988.
Christopher J. Kuehl is the Senior Vice President of Mortgage Investments of our Manager. He is also the Senior Vice President of Mortgage Investments of affiliates of our Manager and of MTGE. He is primarily responsible for directing purchases and sales of agency backed investment securities for us and other funds managed by affiliates of our Manager. Mr. Kuehl joined our Manager in April 2011. Prior to that, Mr. Kuehl served as Vice President of Mortgage Investments & Structuring of Freddie Mac, where he was primarily responsible for directing Freddie Mac's purchases, sales and structuring activities for all MBS products, including fixed-rate mortgages, ARMs and CMOs. Prior to joining Freddie Mac in 2000, Mr. Kuehl was a Portfolio Manager with TeleBanc/Etrade Bank.
The Management Agreement
We have entered into a management agreement with our Manager with a current renewal term through May 20, 2013, and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provides 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or other comprehensive income (“OCI”) (a separate component of stockholders' equity), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.
In addition, we reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement.
Exemption from Regulation Under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we treat agency mortgage-backed securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We currently treat agency mortgage-backed securities in which we hold less than all of the certificates issued by the pool ("partial pool" securities) as real estate-related assets. We treat agency debenture securities as non-qualifying real estate assets.
Real Estate Investment Trust Requirements
 We have elected to be taxed as a REIT under the Internal Revenue Code. As long as we qualify as a REIT, we generally will not be subject to federal income taxes on our taxable income to the extent that we annually distribute all of our taxable income to stockholders. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.

Qualification and taxation as a REIT depends on our ability to meet on a continuing basis, through actual operating results, distribution levels and diversity of stock and asset ownership, various qualification requirements imposed upon REITs by the Internal Revenue Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.
Taxation of REITs in General
Provided that we qualify as a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” at the corporate and stockholder levels that generally results from investment in a corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.
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

•
We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in “-Requirements for Qualification-General.”

•	A 100% tax may be imposed on transactions between us and a taxable REIT subsidiary, such as our TRS (as described below), that do not reflect arm's-length terms.

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

•
The earnings of our subsidiaries, including our TRS, are subject to federal corporate income tax to the extent that such subsidiaries are subchapter C corporations and not qualified REIT subsidiaries ("QRS").

Requirements for Qualification-General
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
The Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months, or during a proportionate part of a shorter taxable year. Conditions (5) and (6) need not be met during a corporation's initial tax year as a REIT (which, in our case, was 2008). Our amended and restated articles of incorporation provides restrictions regarding the ownership and transfers of our stock, which are intended to assist us in satisfying the stock ownership requirements described in conditions (5) and (6) above.
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
Effect of Taxable Subsidiaries
We jointly elected to treat our wholly-owned subsidiary, American Capital Agency TRS, LLC, as a TRS. In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a taxable REIT subsidiary. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such corporation elect to treat such corporation as a taxable REIT subsidiary. The separate existence of a taxable REIT subsidiary or other taxable corporation is not ignored for federal income tax purposes. Accordingly, our TRS or other taxable corporation generally is subject to corporate income tax on its earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our stockholders.
We are not treated as holding the assets of our TRS or other taxable subsidiary corporation or as receiving any income that the subsidiary earns. Rather, the stock issued by a taxable subsidiary to us is an asset in our hands, and we treat the dividends paid to us from such taxable subsidiary, if any, as income. This treatment can affect our income and asset test calculations, as described below. Because we do not include the assets and income of our TRS or other taxable subsidiary corporations in determining our compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use our TRS or other taxable subsidiary corporations to conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, could be treated in our hands as non-real estate related or prohibited transactions.
The TRS rules limit the deductibility of interest paid or accrued by a TRS to its parent REIT to assure that the TRS is subject to an appropriate level of corporate taxation. Further, the rules impose a 100% excise tax on transactions between a TRS and its parent REIT that are not conducted on an arm's-length basis. We intend that all of our transactions with our TRSs will be conducted on an arm's-length basis.
 Qualified REIT Subsidiaries
A qualified REIT subsidiary (or "QRS") is any corporation in which we own 100% of such corporation's outstanding stock and for which no election has been made to classify it as a taxable REIT subsidiary. As such, their assets, liabilities and income would generally be treated as our assets, liabilities and income for purposes of each of the below REIT qualification tests. We currently do not have a QRS.
Income Tests
In order to continue to qualify as a REIT, we must satisfy two gross income requirements on an annual basis.

1.
At least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in “prohibited transactions” and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including, generally, agency mortgage-backed securities and certain other types of mortgage-backed securities), “rents from real property,” dividends received from other REITs, and gains from the sale of real estate assets, as well as specified income from temporary investments.

2.
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
We treat our investments in agency mortgage-backed securities either as interests in a grantor trust or as interests in a real estate mortgage investment conduit (“REMIC”) for federal income tax purposes and, therefore, treat all interest income from our agency mortgage-backed securities as qualifying income for the 95% gross income test. In the case of agency mortgage-backed securities treated as interests in grantor trusts, we treat these as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally qualify as real estate assets to the extent that they are secured by real property. The interest on such mortgage loans are qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. In the case of agency mortgage-backed securities treated as interests in a REMIC, income derived from REMIC interests is generally treated as qualifying income for purposes of the 75% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest qualifies for purposes of the 75% gross income test. In addition, some REMIC securitizations include imbedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency mortgage-backed securities will continue to be qualifying income for purposes of the REIT gross income tests.
We purchase and sell agency mortgage-backed securities through TBA contracts and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such income is not qualifying income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our income consists of income or gains from the disposition of TBAs.
We may directly or indirectly receive distributions from our TRS or other corporations that are not REITs or qualified REIT subsidiaries. These distributions generally are treated as dividend income to the extent of the earnings and profits of the distributing corporation. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. Any dividends that we receive from a REIT, however, will be qualifying income for purposes of both the 95% and 75% gross income tests.
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
Under The Housing and Economic Recovery Tax Act of 2008, the Secretary of the Treasury has been given broad authority to determine whether particular items of gain or income recognized after July 30, 2008 qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year, including as a result of income and gains from the disposition of TBAs, we may still qualify as a REIT for such year if we are entitled to relief under applicable provisions of the Internal Revenue Code. These relief provisions will be generally available if (1) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (2) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations yet to be issued. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. As discussed above under “-Taxation of REITs in General,” even where these relief provisions apply, the Internal Revenue Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.
Asset Tests
At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets.

1.
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

2.	The value of any one issuer's securities that we own may not exceed 5% of the value of our total assets.

3.	We may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of taxable REIT subsidiaries and qualified REIT subsidiaries and the 10% asset test does not apply to “straight debt” having specified characteristics and to certain other securities.

4.	The aggregate value of all securities of all taxable REIT subsidiaries that we hold may not exceed 25% of the value of our total assets.
We treat our investments in agency mortgage-backed securities either as interests in grantor trusts or as interests in REMICs for federal income tax purposes. In the case of agency mortgage-backed securities treated as interests in grantor trusts, we treat these as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally qualify as real estate assets to the extent that they are secured by real property. In the case of agency mortgage-backed securities treated as interests in a REMIC, such interests generally qualify as real estate assets and income derived from REMIC interests generally qualifies as income for purposes of the REIT income tests described above. However, if less than 95% of the assets of a REMIC are real estate assets, then only a proportionate part of our interest in the REMIC and income derived from the interest will qualify for purposes of the REIT asset and income tests.
We enter into sale and repurchase agreements under which we nominally sell certain of our investment securities to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. We believe that we would be treated for REIT asset and income test purposes as the owner of the collateral that is the subject of any such agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own such collateral during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
 As discussed above, we purchase and sell agency mortgage-backed securities through TBAs and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency mortgage-backed securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets are not qualifying assets. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs.
No independent appraisals have been obtained to support our conclusions as to the value of our total assets or the value of any particular security or securities. Moreover, values of some assets, including instruments issued in securitization transactions, may not be susceptible to a precise determination, and values are subject to change in the future. Furthermore, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. Accordingly, there can be no assurance that the IRS will not contend that our interests in our subsidiaries or in the securities of other issuers will not cause a violation of the REIT asset tests.
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
To the extent that we distribute at least 90%, but less than 100%, of our “REIT taxable income,” within the period described above, we will be subject to tax at ordinary corporate tax rates on the retained portion. We may elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains. In this case, we could elect for our stockholders to include their proportionate shares of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase their adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income.
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
Derivatives and Hedging Transactions
We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate and prepayment risk. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities. To the extent that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 75% and 95% gross income test.
To the extent that we hedge in other situations, the resultant income may not qualify under the 75% or the 95% gross income tests. We intend to structure any hedging transactions in a manner that does not jeopardize our status as a REIT. We may conduct some of our hedging activities through our TRS, the income from which would be subject to federal and state income tax, rather than by participating in the arrangements directly.
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
Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9300.
We make available all of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct free of charge on our internet website at www.AGNC.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the Securities and Exchange Commission's (“SEC”) internet website at www.sec.gov.
Competition
Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring agency securities, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. These entities and others that may be organized in the future may have similar asset acquisition objectives and increase competition for the available supply of agency securities suitable for purchase. Additionally, our investment strategy is dependent on the amount of financing available to us in the repurchase agreement market, which may also be impacted by competing borrowers. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all.
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

Risks Related to Our Investing, Portfolio Management and Financing Activities
Our Board of Directors has approved very broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager.
Our Manager is authorized to follow very broad investment guidelines. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and will not be required to, review all of our proposed investments on an individual basis. In conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board of Directors determines that they are not consistent with our investment guidelines. In addition, because our Manager has a certain amount of discretion in investment, financing and hedging decisions, our Manager's decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.
We may experience significant short-term gains or losses and, consequently, greater earnings volatility as a result of our active portfolio management strategy.
Our Manager employs an active management strategy on our behalf to achieve our principal objective of generating attractive risk-adjusted returns. Our active management strategy involves buying and selling financial instruments in all sectors of the agency securities market, including fixed-rate and adjustable-rate mortgage investments, mortgage-related derivatives, and agency debenture securities, based on our Manager's continual assessment of the relative risk/return of those investments. Therefore, the composition of our investment portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available. With an active management strategy, our Manager may be incorrect in its assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.
Our strategy involves significant leverage, which increases the risk that we may incur substantial losses.
We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks.
Because of our significant leverage, we may incur substantial losses if our borrowing costs increase. Our borrowing costs may increase for any of the following reasons:

•	short-term interest rates increase;

•	the market value of our investments decreases;

•	the "haircut" applied to our assets under the repurchase agreements we are party to increases;

•	interest rate volatility increases; or

•	the availability of financing in the market decreases.
We operate in a highly competitive market for investment opportunities and our competitors may be able to compete more effectively for investment opportunities than we can. This competition may limit our ability to acquire desirable investments in our target assets and could affect the pricing of these investments.
A number of entities compete with us to make investments. We compete with other REITs and public and private funds, including those that may be managed by affiliates of American Capital, such as American Capital Mortgage Investment Corp., commercial and investment banks, commercial finance and insurance companies and other financial institutions. Our competitors may be larger and may have greater financial, technical and marketing resources than we do. Several other REITs have recently raised, or are expected to raise, significant amounts of capital, and may have investment objectives that overlap with ours, which may create competition for investment opportunities. Some competitors may have a lower cost of funds than we do or access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance and maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, competition for investments in agency securities may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business.
The payments of principal and interest we receive on the agency securities in which we may invest are guaranteed by Fannie Mae, Freddie Mac, Ginnie Mae or the FHLB. Fannie Mae, Freddie Mac and the FHLB are GSEs, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008, or HERA, established FHFA as the new regulator for Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury, the FHFA and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and agency mortgage-backed security portfolios and requiring that these portfolios be reduced over time.
In an effort to further stabilize the U.S. mortgage market, the U.S. Treasury entered into preferred stock purchase agreements in 2008, which have been subsequently amended, with each of the GSEs to ensure that they maintain a positive net worth. Those efforts resulted in significant U.S. Government financial support and increased control of the GSEs. The U.S. Treasury has committed to support the positive net worth of Fannie Mae and Freddie Mac, through preferred stock purchases. Those agreements, as amended, also require the reduction of Fannie Mae's and Freddie Mac's mortgage and agency security portfolios (they must be reduced each year until their respective mortgage assets reach $250 billion).
Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, these actions may not be adequate for their needs. These uncertainties lead to questions about the availability of, and trading market for, agency securities. Despite the steps taken by the U.S. Government, Fannie Mae and Freddie Mac could default on their guarantee obligations, which would materially and adversely affect the value of our agency securities. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.
In addition, the problems faced by Fannie Mae and Freddie Mac resulting in their being placed into federal conservatorship and receiving significant U.S. Government support have sparked serious debate among federal policy makers regarding the continued role of the U.S. Government in providing liquidity for mortgage loans. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could re-define what constitutes an agency security and could have broad adverse implications for the market and our business, operations and financial condition.
Alternatively, Fannie Mae and Freddie Mac could be dissolved or privatized, and the U.S. Government could determine to stop providing liquidity support of any kind to the mortgage market. In February 2011, the U.S. Department of the Treasury and the Department of Housing and Urban Development released a report to Congress entitled "Reforming America's Housing Finance Market" in which they proposed to reduce or eliminate the role of GSEs in mortgage financing. If Fannie Mae or Freddie Mac were eliminated, or their structures were to change radically (i.e., limitation or removal of the guarantee obligation), or their market share reduced because of required price increases or lower limits on the loans they can guarantee, we could be unable to acquire additional agency securities and our existing agency securities could be materially and adversely impacted.
We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our agency securities as collateral for our financings. Any decline in the value of agency securities, or perceived market uncertainty about their value, would make it more difficult for us to obtain financing on favorable terms or at all, or to maintain our compliance with the terms of any financing transactions for such investments. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from agency securities, thereby tightening the spread between the interest we earn on our agency securities and the cost of financing those assets. A reduction in the supply of agency securities could also negatively affect the pricing of agency securities by reducing the spread between the interest we earn on our investment portfolio of agency securities and our cost of financing that portfolio.
As indicated above, recent legislation has changed the relationship between Fannie Mae and Freddie Mac and the U.S. Government. Future legislation could further change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate such entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. As a result, such laws could increase the risk of loss on our investments in agency securities guaranteed by Fannie Mae and/or Freddie Mac. It also is possible that such laws could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our financial condition and results of operations.
Purchase and sales of agency securities by the U.S. Treasury or U.S. Federal Reserve may adversely affect the pricing of such securities.
In 2008, both the U.S. Treasury and the U.S. Federal Reserve established agency security purchase programs under which they each purchased agency securities in the open market. The agency security purchase programs initiated by the U.S. Treasury and the U.S. Federal Reserve have expired. The U.S. Treasury announced on March 21, 2011 that it intends to sell its portfolio of agency securities, which it valued at $142 billion, over the course of the following twelve months. The U.S. Federal Reserve Board also holds $1.25 trillion of agency mortgage-backed securities, and it is possible that the U.S. Federal Reserve could follow the lead of the U.S. Treasury and begin to sell all or a portion of the agency mortgage-backed securities that it owns. In 2011, the Federal Reserve announced that they will reinvest proceeds received from their existing agency mortgage-backed security positions back into agency mortgage-backed securities and signaled the possibility of another round of quantitative easing (or "QE 3"). The purchase or sale of agency securities by the U.S. Treasury or U.S. Federal Reserve may adversely affect the pricing of such securities during the remaining term of these portfolios.

Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, agency mortgage-backed securities.
The U.S. Government, through the U.S. Federal Reserve, the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program ("HARP"), which allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments at loan-to-value ratios up to 125% without new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, the agency mortgage-backed securities that we may purchase.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.
In response to the financial issues affecting the banking system and financial markets and going concern threats to commercial banks, investment banks and other financial institutions, the Emergency Economic Stabilization Act, or EESA, was enacted by the U.S. Congress in 2008. There can be no assurance that the EESA or any other U.S. Government actions will have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act will impose significant restrictions on the proprietary trading activities of certain banking entities and subject other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans and will impact the formation of new issuances of non-agency securities. The Dodd-Frank Act also creates a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which will now oversee many of the core laws which regulate the mortgage industry, including among others the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations.
In addition, the U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.
We are subject to the risk that the GSEs may not be able to satisfy fully their guarantee obligations or that their guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.
Unlike the Ginnie Mae certificates in which we invest, the agency mortgage-backed securities and agency debentures issued by GSEs, such as Fannie Mae, Freddie Mac and the FHLB, are not explicitly guaranteed by the U.S. Government. This means that the payments of principal and interest on such securities are solely the obligations of the GSEs. Agency mortgage-backed securities depend on a steady stream of payments on the mortgages underlying the securities and agency debentures are unsecured. GSEs generally have significant funding requirements in order to conduct their lending business and primarily rely on debt financing. Thus, because such securities are not backed by the full faith and credit of the U.S. Government, there is a risk that the GSEs may not be able to satisfy fully their guarantee obligations. In such case, the value of our investments in agency securities issued by GSEs could be materially adversely effected.
Additionally, as conservator of Fannie Mae and Freddie Mac, the FHFA may also disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that Freddie Mac or Fannie Mae entered into prior to the FHFA's appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The HERA requires the FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to the FHFA's appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac's mortgage-related securities, because the FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.
If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of agency securities issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrower's late payments or failure to pay or a servicer's failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency securities. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency securities. FHFA also has the right to transfer or sell any asset or liability of Freddie Mac or Fannie Mae, including its guarantee obligation, without any approval, assignment or consent. If FHFA were to transfer Freddie Mac or Fannie Mae's guarantee obligations to another party, holders of agency securities would have to rely on that party for satisfaction of the guarantee obligation and would be exposed to the credit risk of that party.
Changes in the underwriting standards by Freddie Mac or Fannie Mae could have an adverse impact on agency mortgage-backed securities in which we may invest.
In April 2010, Freddie Mac and Fannie Mae announced tighter underwriting guidelines for ARMs and hybrid interest-only ARMs in particular. Specifically, Freddie Mac announced that it would no longer purchase interest-only mortgages and Fannie Mae changed its eligibility criteria for purchasing and securitizing ARMs to protect consumers from potentially dramatic payment increases. Our targeted investments include adjustable-rate mortgages and hybrid ARMs. Tighter underwriting standards by Freddie Mac or Fannie Mae could reduce the supply of ARMs, resulting in a reduction in the availability of the asset class.

Designation as a systemically important financial institution could have a material adverse effect on our financial condition and results of operations.

The Dodd-Frank Act, among other things, established the Financial Stability Oversight Council (the “FSOC”). The FSOC is authorized to designate non-bank financial companies for supervision by the Board of Governors of the Federal Reserve System (the “Federal Reserve”) and subject such companies to heightened prudential standards. On October 11, 2011, the FSOC released a proposed rule regarding the metrics and three-stage process that it would use to determine if a non-bank financial company should be designated as a systemically important financial institution (“SIFI”s). Under the proposed rule, an institution would be subject to further review by the FSOC for potential SIFI designation if it has at least $50 billion in total assets and meets one of five additional thresholds relating to: the amount of credit default swaps outstanding as to which such institution is the reference entity, the amount of derivative liabilities of such institution, the outstanding loans and issued bonds of such institution and such institution's leverage ratio and short-term debt ratio.

As of December 31, 2011, we had more than $50 billion of total assets and we may have met one or more of the other thresholds established by the FSOC. Under the proposed rule, if we are identified during the first stage to be considered for further evaluation as a SIFI, the FSOC would then need to consider whether our risk profile and characteristics pose any potential threat to the financial stability of the United States through two additional stages of review in order for us to be designated as a SIFI, and we would be provided with an opportunity to contest any such designation. The FSOC has not yet designated any non-bank financial companies as SIFIs.

On January 5, 2012, the Federal Reserve published proposed prudential standards for SIFIs with respect to risk-based capital, liquidity, single-counterparty exposure limits, risk management requirements and, for certain SIFIs, leverage limits. If we are designated as a SIFI by the FSOC, we would be subject to heightened prudential standards established by the Federal Reserve. In addition, under the Dodd-Frank Act, if we are designated as a SIFI, we would be required to prepare a so-called “living will,” or contingency plan, to resolve our financial affairs under the U.S. Bankruptcy Code in the event that we experience material financial distress and, if we are in danger of becoming insolvent, the Federal Deposit Insurance Corporation may be appointed as our receiver. The Dodd-Frank Act also requires SIFIs to undergo and publish self-run stress tests semi-annually and stress tests run by the Federal Reserve annually, and to provide periodic credit exposure reports to the Federal Reserve and FSOC. If we are designated as a SIFI, such regulations could affect the nature of our investments, the level of leverage that we employ, the type of financing that we rely on, our ability to conduct acquisitions or dispositions and the manner in which we conduct our business, and could thereby have a material adverse effect on our financial condition and results of operations.
Market conditions have disrupted the historical relationship between interest rate changes and prepayment trends, which make it more difficult for our Manager to analyze our investment portfolio.
Our success depends, in part, on our Manager's ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie securities we may own. Changes in interest rates and prepayments affect the market price of the assets that we purchase and any assets that we may hold at a given time. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. The recent dislocations in the residential mortgage market and other developments have disrupted the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager's ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial position and results of operations.
Continued adverse developments in the broader residential mortgage and RMBS markets may adversely affect the value of our investments.
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2012 and beyond. Certain commercial banks, investment banks and insurance companies announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the assets in which we invest.
The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Any sustained period of increased payment delinquencies, foreclosures or losses could increase the rate that the GSEs buyout delinquent loans from pools underlying the agency securities in which we invest, resulting in an increased rate of prepayments that could adversely affect our net interest income from our agency securities, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.
Most of our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.
We expect that the values of some of our investments may not be readily determinable. We measure the fair value of these investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. The fair value at which our assets are recorded may not be an indication of their realizable value. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our company or our Board of Directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.
In certain cases, our Manager's determination of the fair value of our investments include inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal.
Declines in value of the assets in which we invest will adversely affect our financial position and results of operations, and make it more costly to finance these assets.
We use our investments as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, would likely make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in other comprehensive income (a component of equity). As a result, a decline in fair values of our mortgage-related securities could reduce both our comprehensive income and stockholders' equity. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.
Failure to procure adequate repurchase agreement financing or to renew or replace existing repurchase agreement financing as it matures (to which risk we are specifically exposed due to the short-term nature of the repurchase agreement financing we employ) would adversely affect our results of operations.
We use debt financing as a strategy to increase our return on equity. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including the following:

•	our lenders do not make repurchase or other financing agreements available to us at acceptable rates;

•	lenders with whom we enter into repurchase or other financing agreements subsequently exit the market for such financing;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.

We cannot assure you that any, or sufficient, financing will be available to us in the future on terms that are acceptable to us. Since 2008, there have been several mergers, acquisitions or bankruptcies of investment banks and commercial banks that have historically acted as financing counterparties. This has resulted in fewer potential counterparties operating in the market. In addition, since 2008 many commercial banks, investment banks and insurance companies have announced extensive losses from exposure to the residential mortgage market. These losses reduced financial industry capital, leading to reduced liquidity for some institutions. Institutions from which we seek to obtain financing may have owned or financed mortgage-backed securities that have declined in value and caused them to suffer losses as a result of the recent downturn in the residential mortgage market. If these conditions persist, these institutions may be forced to curtail their lending activities, become insolvent or further tighten their lending standards or increase the amount of equity capital or haircut required to obtain financing, and in such event, could make it more difficult for us to obtain financing on favorable terms or at all. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common stock and our ability to make distributions, and you may lose part or all of your investment.
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability.
Pursuant to the terms of borrowings under master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
We enter into master repurchase agreements with a number of financial institutions. We borrow under certain of these master repurchase agreements to finance the assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and is not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call.
If lenders pursuant to our repurchase transactions default on their obligations to resell the underlying collateral back to us at the end of the transaction term, or if the value of the collateral has declined by the end of the term or if we default on our obligations under the transaction, we will lose money on these transactions.
When we engage in a repurchase transaction, we initially transfer securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction, which is typically from 30 to 90 days, but which may have terms from one day to 364 days. The cash we receive when we initially sell the collateral is less than the value of that collateral, which is referred to as the "haircut." As a result, we are able to borrow against a smaller portion of the collateral that we initially sell in these transactions. Increased haircuts require us to post additional collateral. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell collateral to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.
If we default on one of our obligations under a repurchase transaction, the counterparty can terminate the transaction and cease entering into any other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution in order to continue to leverage our investment portfolio and carry out our investment strategy. We may not be able to secure a suitable replacement facility on acceptable terms or at all.
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash uninvested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly.
Our rights under our repurchase agreements are subject to the effects of the bankruptcy laws in the event of the bankruptcy or insolvency of us or our lenders under the repurchase agreements.
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral agreement without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to exercise our rights to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. These claims would be subject to significant delay and, if and when received, may be substantially less than the damages we actually incur.
An increase in our borrowing costs would adversely affect our financial condition and results of operations.
Increases in interest rates reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. An increase in short-term interest rates would increase the amount of interest owed on the short-term financing arrangements we enter into to finance the purchase of the assets, such as repurchase agreements. It is possible that the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect our returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
Differences in timing of interest rate adjustments on adjustable-rate assets or the tenor of fixed rate assets we acquire and our borrowings may adversely affect our profitability.
Assets we acquire may have interest rates that vary over time based upon changes in an objective index, such as:

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
These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings. In addition, we may rely primarily on short-term borrowings to acquire securities or loans with long-term maturities. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be hindered.

 Interest rate caps on our agency mortgage-backed securities and agency debentures may adversely affect our profitability

Our adjustable-rate interest-earning assets are typically subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period.  Lifetime interest rate caps limit the amount an interest rate can increase through maturity of agency mortgage-backed securities and agency debenture securities.  Our borrowings are not subject to similar restrictions.  Accordingly, in a period of rapidly increasing interest rates, we could experience a decrease in net income or experience a net loss because the interest rates on our borrowings could increase without limitation while the interest rates on our adjustable-rate interest-earning assets would be limited by caps. This problem is magnified for hybrid ARMs and ARMs that are not fully indexed. Further, some hybrid ARMs and ARMs may be subject to periodic payment caps on the mortgages that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid ARMs and ARMs than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.
An increase in interest rates may cause a decrease in the volume of newly issued, or investor demand for, mortgages, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and pay dividends, while a decrease in interest rates may cause an increase in the volume of newly issued, or investor demand for, mortgages, which could negatively affect the valuations for our investments and may adversely affect our liquidity.
Rising interest rates generally reduce the demand for credit, including mortgage loans, due to the higher cost of borrowing. A reduction in the volume of mortgage loans originated may affect the volume of investments available to us, which could affect our ability to acquire assets that satisfy our investment objectives. If rising interest rates cause us to be unable to acquire a sufficient volume of securities with yields that exceed our borrowing cost, our ability to satisfy our investment objectives and to generate income and pay dividends, may be materially and adversely affected.
Declining interest rates generally increase the demand for credit, including mortgage loans, due to the lower cost of borrowing. An increase in the volume of mortgage loans originated may negatively impact the valuation for our investment portfolio. A negative impact on valuations of our assets could have an adverse impact on our liquidity profile in the event that we are required to post margin under our repurchase agreements, which could materially and adversely impact our business.
Because we may invest in fixed-rate assets, an increase in interest rates on our borrowings may adversely affect our book value or our net interest income.
Increases in interest rates may negatively affect the market value of our investments. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with GAAP, we are required to reduce the book value of our investments by the amount of any decrease in their fair value. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional agency securities, which may restrict our ability to increase our net income. Furthermore, if our funding costs are rising while our interest income is fixed, our net interest income will contract and could become negative.
Changes in prepayment rates may adversely affect our profitability.
Our investment portfolio includes securities backed by pools of mortgage loans. For securities backed by pools of mortgage loans, we receive payments, generally, from the payments that are made on these underlying mortgage loans. When borrowers prepay their mortgage loans at rates that are faster or slower than expected, it results in prepayments that are faster or slower than expected on our assets. These faster or slower than expected payments may adversely affect our profitability.
We may purchase securities that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security. In accordance with GAAP, we amortize this premium over the expected term of the security based on our prepayment assumptions. If a security is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which will adversely affect our profitability.
We also may purchase securities that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may pay a discount to par value to acquire the security. We accrete this discount over the expected term of the security based on our prepayment assumptions. If a security is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate. This will extend the expected life of our investment portfolio and result in a lower than expected yield on securities purchased at a discount to par.
Prepayment rates generally increase when interest rates fall and decrease when interest rates rise, but changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from mortgage-backed securities trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the government-sponsored entities' decisions as to when to repurchase delinquent loans can materially impact prepayment rates.
In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which we would expect would impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency securities. These new programs along with any new additional programs or changes to existing programs may cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.
Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.
Subject to complying with REIT tax requirements, we employ techniques that limit, or "hedge," the adverse effects of changes in interest rates on our short-term repurchase agreements and our net book value. In general, our hedging strategy depends on our Manager's view of our entire investment portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, they may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, credit market conditions, the type of assets held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures or other types of hedging transactions. We may conduct certain hedging transactions through a TRS, which may subject those transactions to federal, state and, if applicable, local income tax.
There are no perfect hedging strategies, and interest rate and credit hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of interest rate, prepayment, liquidity, and other exposures and thus some risks will generally not be hedged. Alternatively, our Manager may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS to offset interest rate losses is limited by federal tax provisions governing REITs;

•	as explained in further detail in the risk factor immediately below, the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•
the value of derivatives used for hedging may be adjusted from time to time in accordance with GAAP to reflect changes in fair value. Downward adjustments, or "mark-to-market losses," would reduce our stockholders' equity.

Our hedging strategies may adversely affect us because hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. We could incur significant hedging-related costs without any corresponding economic benefits, especially if our hedging strategies are not effective.
Our use of certain hedging techniques may expose us to certain risks.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities and involve risks and costs that could result in material losses. The cost of using hedging instruments increases as the period covered by the instrument increases and, during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs. In addition, hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements.
If a swap counterparty under an interest rate swap agreement that we enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under these swap agreements if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate cap counterparty fails to perform under the terms of the interest rate cap agreement, in addition to not receiving payments due under that agreement that would off-set our interest expense, we could also incur a loss for all remaining unamortized premium paid for that security.
Pursuant to the terms of our master swap agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions.
Certain of our master swap agreements (governed by the International Swaps and Derivatives Association, Inc., or ISDA) require that we post initial collateral upon execution of swap agreements. In addition, our master swap agreements contain provisions under which we are required to collateralize fully our obligations under the derivative instrument, such that if at any point the fair value of the derivative represents a liability greater than the minimum transfer amount contained within our agreement, the counterparty may initiate a margin call for the difference. If we fail to satisfy the margin call, we will be required to settle our obligations under the agreements at their termination values.
Further, our master swap agreements may also contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our master swap agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain certain minimum shareholders’ equity thresholds or our REIT status or comply with limits on our leverage above certain specified levels.
The threat of or occurrence of margin calls or the forced settlement of our obligations under our master swap agreements at their termination values could force us to sell, either directly or through a foreclosure, our investments under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of either of these events.

We may change our targeted investments, investment guidelines and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.
We may change our targeted investments and investment guidelines at any time, including a change that would permit us to invest in non-agency securities, without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines and other operational policies may increase our exposure to interest rate risk, default risk, credit risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

Changes in accounting rules may adversely affect our profitability.

We are subject to financial accounting and reporting standards promulgated under generally accepted accounting principles in the United States ("GAAP"). GAAP, as well as the interpretation of GAAP, may change from time to time. In particular, the Financial Accounting Standards Board (“FASB”), has been deliberating revisions to GAAP, which, among other things, would require us to measure our investment portfolio at fair value with all changes in fair value recognized in net income each reporting period instead of other comprehensive income, a component of stockholders' equity. Any final accounting standard as a result of these or future proposed revisions to GAAP that could require us to record all changes in fair value of our agency securities in net income each reporting period could have an adverse affect on our net income.

 Risks Related to Our Relationship with Our Manager and American Capital
There are conflicts of interest in our relationship with our Manager and American Capital.
Because we have no employees, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager's officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager's Investment Committee consists of Messrs. Wilkus, Erickson, Flax, Kain and McHale, each of whom is an officer of American Capital or the parent company of our Manager and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Mr. Kain is our President and Chief Investment Officer and also serves as the President of our Manager and as the President and a member of its parent company. Mr. Kain is also the President and Chief Investment Officer of American Capital Mortgage Investment Corp. and the President of its manager. Thus, he has, and may in the future have, significant responsibilities for other funds that are managed by the parent company of our Manager or entities affiliated therewith. In addition, because certain of our and our Manager's officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.
There are no restrictions on American Capital that prevent American Capital or one or more of its affiliates from sponsoring another investment vehicle that competes with us, except that American Capital has agreed that so long as our Manager or an affiliate of American Capital continues to manage our company, it will not sponsor another investment vehicle that invests predominantly in whole pool agency securities. This restriction does not prevent American Capital or an affiliate of American Capital from investing in or sponsoring another investment vehicle that targets investments in agency securities so long as those investments are not predominately whole pool agency securities. In August 2011, American Capital invested in and sponsored American Capital Mortgage Investment Corp., a publicly-traded REIT that invests in agency and non-agency mortgage investments, CMBS and mortgage loans and which may compete with us for acquisitions of agency mortgage-related investments. Additionally, our Manager is a wholly-owned subsidiary of American Capital Mortgage Management, LLC, which is also the parent company of the external manager of American Capital Mortgage Investment Corp. American Capital Mortgage Management, LLC is a subsidiary of American Capital, LLC, which is a wholly-owned portfolio company of American Capital.
Although our Manager and its affiliates have policies in place to seek to mitigate the effects of conflicts of interest, including any potential conflict relating to the allocations of certain types of securities that meet our investment objectives and those of other managed funds or affiliates of our Manager, these policies do not eliminate the conflicts of interest that our officers and the officers and employees of our Manager and its affiliates face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in mortgage-related investments. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager and American Capital.

Our management agreement was not negotiated on an arm's-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third party.
The management agreement was negotiated between related parties, and we did not have the benefit of arm's-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.
We are completely dependent upon our Manager and certain personnel of American Capital or the parent company of our Manager who provide services to us through the management agreement and the administrative services agreement and we may not find suitable replacements for our Manager and these personnel if the management agreement and the administrative services agreement are terminated or such personnel are no longer available to us.
Because we have no employees or separate facilities, we are completely dependent on our Manager and its affiliates to conduct our operations pursuant to the management agreement. Our Manager does not have any employees and relies upon certain employees of its parent company and American Capital to conduct our day-to-day operations pursuant to an administrative services agreement. Under the administrative services agreement, our Manager is provided with those services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Neither the administrative services agreement nor the management agreement require our Manager or its parent company or American Capital to dedicate specific personnel to our operations. It also does not require any specific personnel of our Manager or its parent company or American Capital to dedicate a specific amount of time to our business. Additionally, because our Manager is relying upon American Capital, we may be negatively impacted by events or factors that negatively impact American Capital's business, financial condition or results of operations.
If we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, including American Capital, or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with us for two years after such termination of the management agreement. We believe that the successful implementation of our investment, financing and hedging strategies depends upon the experience of certain of American Capital and our Manager's officers. American Capital or the parent company of our Manager has entered into retention agreements with certain of these officers. However, none of these individuals' continued service is guaranteed. Furthermore, if the management agreement is terminated or these individuals leave the parent company of our Manager or American Capital, we may be unable to execute our business plan.
We have no recourse to American Capital if it does not fulfill its obligations under the administrative services agreement.
Neither we nor our Manager have any employees or separate facilities. Our day-to-day operations are conducted by employees of American Capital or the parent company of our Manager pursuant to an administrative services agreement among our Manager, its parent company and American Capital. Under the administrative services agreement, our Manager is also provided with the services and other resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital and the parent company of our Manager may assign their rights and obligations thereunder to any of their affiliates, including American Capital, LLC, the majority member of the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital or the parent company of our Manager if they do not fulfill their obligations under the administrative services agreement or if they elect to assign the agreement to one of their affiliates. Also, our Manager only has nominal assets and we will have limited recourse against our Manager under the Management Agreement to remedy any liability to us from a breach of contract or fiduciary duties.
If we elect not to renew the management agreement without cause, we would be required to pay our Manager a substantial termination fee. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.
Electing not to renew the management agreement without cause would be difficult and costly for us. With the consent of the majority of the independent members of our Board of Directors, we may elect not to renew our management agreement upon the expiration of any automatic annual renewal term, upon 180-days prior written notice. If we elect not to renew the management agreement because of a decision by our Board of Directors that the management fee is unfair, our Manager has the right to renegotiate a mutually agreeable management fee. If we elect to not renew the management agreement without cause, we are required to pay our Manager a termination fee equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. These provisions may increase the effective cost to us of electing to not renew the management agreement.
Our Manager's management fee is based on the amount of our Equity and is payable regardless of our performance.
Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our Equity (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The amount of the monthly management fee is equal to one-twelfth of 1.25% of our Equity and therefore is only increased by increases in our Equity. Increases to our Equity will primarily result from equity issuances, which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances. While our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Our Manager's entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.
Our Manager's liability is limited under the management agreement, and we have agreed to indemnify our Manager against certain liabilities.
The management agreement provides that our Manager will not assume any responsibility other than to provide the services specified in the management agreement. The agreement further provides that our Manager is not responsible for any action of our Board of Directors in following or declining to follow its advice or recommendations. In addition, our Manager and its respective affiliates, managers, officers, directors, employees and members will be held harmless from, and indemnified by us against, certain liabilities on customary terms.
Our results are dependent upon the efforts of our Manager.
Our Manager's success, which is largely determinative of our own success, depends on many factors, including the availability of attractive risk-adjusted investment opportunities that satisfy our targeted investment strategies and then identifying and consummating them on favorable terms, the level and volatility of interest rates, its ability to access on our behalf short-term and long-term financing on favorable terms and conditions in the financial markets, real estate market and the economy, as to which no assurances can be given. In addition, our Manager may face substantial competition for attractive investment opportunities. Our Manager may not be able to successfully cause us to make investments with attractive risk-adjusted returns.
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
In satisfying this 55% requirement, based on pronouncements of the SEC staff, we treat agency securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by a pool, or a “whole pool”, as qualifying real estate interests. However, if the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the Investment Company Act.
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

We are required to comply with Section 404 of the Sarbanes-Oxley Act of 2002, which requires Exchange Act-reporting companies to assess and attest to the effectiveness of their internal controls over financial reporting and requires their independent registered public accounting firm to audit the effectiveness of the company's internal controls over financial reporting. There can be no assurance that we will continue to receive an unqualified opinion from our independent registered public accounting firm with regard to the effectiveness our internal controls over financial reporting. In addition, legislation regarding Exchange Act-reporting companies' internal controls over financial reporting, or other aspects of these companies' compliance with federal securities laws, may, in the future, be amended so as to impose additional burdens on us. Any failure to achieve and maintain effective internal controls over financial reporting could have a material adverse effect on our business, operating results and the trading price of our common stock.

We are highly dependent on information and communications systems. Any systems failures could significantly disrupt our business, which may, in turn, negatively affect our operations and the market price of our common stock and our ability to pay dividends to our stockholders.
Our business is highly dependent on communications and information systems. Any failure or interruption of our or our Manager's systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our stockholders.
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
We operate in a manner that allows us to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the IRS, as to our REIT qualification, we have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel's review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our Manager, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which are not monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
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
Distributions payable by REITs do not qualify for the reduced tax rates available for some dividends.
The maximum tax rate applicable to income from "qualified dividends" payable to domestic stockholders that are individuals, trusts and estates has been reduced by legislation to 15% through the end of 2012. Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.

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

From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase agency securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to enable us to pay out enough of our taxable income to satisfy the REIT distribution requirement and to avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
We may in the future choose to pay dividends in our own stock, in which case you may be required to pay income taxes in excess of the cash dividends you receive.
We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend in order to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock in order to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
Even if we qualify and remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we qualify and remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.

Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To qualify as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To qualify as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to qualify as a REIT.
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreements may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Neither ordinary nor capital gain distributions with respect to our common stock nor gain from the sale of common stock should generally constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. In particular:

•
part of the income and gain recognized by certain qualified employee pension trusts with respect to our common stock may be treated as unrelated business taxable income if shares of our common stock are predominantly held by qualified employee pension trusts, and we are required to rely on a special look-through rule for purposes of meeting one of the REIT ownership tests, and we are not operated in a manner to avoid treatment of such income or gain as unrelated business taxable income;

•
part of the income and gain recognized by a tax-exempt investor with respect to our common stock would constitute unrelated business taxable income if the investor incurs debt in order to acquire the common stock;

•
part or all of the income or gain recognized with respect to our common stock by social clubs, voluntary employee benefit associations, supplemental unemployment benefit trusts and qualified group legal services plans which are exempt from federal income taxation under the Internal Revenue Code may be treated as unrelated business taxable income; and

•
to the extent that we are (or a part of us, or a disregarded subsidiary of ours, is) a "taxable mortgage pool," or if we hold residual interests in a REMIC, a portion of the distributions paid to a tax-exempt stockholder that is allocable to excess inclusion income may be treated as unrelated business taxable income.

Liquidation of assets may jeopardize our REIT qualification or create additional tax liability for us.
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
The REIT provisions of the Internal Revenue Code substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we intend to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried back or forward against prior or future taxable income in the TRS.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
We purchase and sell agency mortgage-backed securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency securities, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT will depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to qualify as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.

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

New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to qualify as a REIT.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative,

judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur.
The stock market has experienced extreme price and volume fluctuations that have affected the market price of many companies in industries similar or related to ours and that have been unrelated to these companies' operating performances. If the market price of our common stock declines significantly, you may be unable to resell your shares at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.

We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	issuance of additional equity securities;

•	actions by institutional stockholders;

•	additions or departures of key management personnel, or changes in our relationship with our Manager or American Capital;

•	speculation in the press or investment community;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

•
changes in regulatory policies, tax laws and financial accounting and reporting standards, particularly with respect to REITs, or applicable exemptions from the Investment Company Act of 1940, as amended;

•	actual or anticipated changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	decreases in our net asset value per share;

•	loss of major repurchase agreement providers; and

•	general market and economic conditions.

Future offerings of debt securities, which would rank senior to our common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock, if issued, could have a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.

We have not established a minimum dividend payment level and we cannot assure you of our ability to pay dividends in the future.
We intend to pay quarterly dividends and to make distributions to our stockholders in amounts such that all or substantially all of our taxable income in each year is distributed to our stockholders. We have not established a minimum dividend payment level and the amount of our dividend may fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.
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

To qualify as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year after our first year in which we qualify as a REIT. Our amended and restated certificate of incorporation, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our amended and restated certificate of incorporation, no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock. Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Our Board of Directors granted American Capital an exemption from this ownership limitation. Pursuant to our amended and restated certificate of incorporation, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person's percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit. Until such a person's percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of common stock will be in violation of the decreased stock ownership limit. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our amended and restated certificate of incorporation apply to the ownership at any time by any “person,” which term includes entities. These ownership limitations are intended to assist us in complying with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

The stock ownership limitation contained in our amended and restated certificate of incorporation generally does not permit ownership in excess of 9.8% of our common or capital stock, and attempts to acquire our common or capital stock in excess of these limits will be ineffective unless an exemption is granted by our Board of Directors.

As described above, our amended and restated certificate of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common or capital stock, unless exempted by our Board of Directors. Our amended and restated certificate of incorporation's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our amended and restated certificate of incorporation's ownership limit. Any attempt to own or transfer shares of our common or preferred stock (if and when issued) in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being treated as invalid from the outset.

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

Item 1B. Unresolved Staff Comments

None.

Item 2. Properties

We do not own any property. Our executive offices are located in Bethesda, Maryland in office space shared with American Capital.

Item 3. Legal Proceedings

From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2011, we had no legal proceedings.

Item 4. Mine Safety Disclosures

Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on The NASDAQ Global Select Market under the symbol “AGNC”. As of January 31, 2012, we had 750 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and our dividends declared for fiscal years 2011 and 2010.

	Sales Prices		Dividends Declared
	High	Low
2011
Fourth Quarter	$29.21	$22.84	$1.40
Third Quarter	$30.34	$22.03	$1.40
Second Quarter	$30.76	$27.70	$1.40
First Quarter	$30.68	$28.02	$1.40
2010
Fourth Quarter	$29.99	$26.60	$1.40
Third Quarter	$30.09	$25.37	$1.40
Second Quarter	$29.02	$24.06	$1.40
First Quarter	$28.49	$23.61	$1.40

We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption “Risk Factors.” All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

The following table summarizes dividends declared for fiscal years 2011 and 2010 and their related tax characterization (in thousands, except per share amounts):

			Tax Characterization of Dividends
Dividends Declared	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Long-Term Capital Gains Per Share
Fiscal year 2011	$5.60	$886,518	$5.33	$0.27
Fiscal year 2010	$5.60	$229,940	$4.93	$0.67

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

The following table provides information as of December 31, 2011 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders (1)	16,500	$—	74,500
Equity compensation plans not approved by security holders	—	$—	—
Total	16,500	$—	74,500

(1)	Represents unvested shares of restricted stock awarded to our independent directors.

Performance Graph

The following graph compares a stockholder's cumulative total return, assuming $100 invested at May 15, 2008, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index (“S&P 500”); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our Agency REIT Peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Hatteras Financial Corp. and CYS Investments, Inc.

	5/15/08	9/30/08	12/31/08	3/31/09	6/30/09	9/30/09	12/31/09	3/31/10	6/30/10	9/30/10	12/31/10	3/31/11	6/30/11	9/30/11	12/31/11
American Capital Agency	100.00	96.18	125.51	105.53	150.93	196.13	192.42	195.59	212.33	224.14	254.26	270.2	283.18	277.23	301.6
S&P 500	100.00	84.99	66.34	59.04	68.44	79.12	83.90	88.42	78.31	87.16	96.54	102.25	102.35	88.16	98.57
FTSE NAREIT Mortgage REITs	100.00	80.22	79.86	72.81	83.65	100.78	99.53	101.93	103.31	111.07	122.01	124.02	127.06	114.53	119.07
Agency REIT Peer group	100.00	85.53	103.02	94.61	109.18	132.86	131.96	133.12	138.57	146.83	155.94	156.75	167.72	158.79	160.58

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. Selected Financial Data.

The following selected financial data are derived from our audited financial statements for fiscal years 2011, 2010, 2009 and the period from May 20, 2008 (date operations commenced) through December 31, 2008. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

($ in thousands, except per share amounts)
	As of December 31,
	2011	2010	2009	2008
Balance Sheet Data:
Investment portfolio, at fair value	$54,682,717	$13,510,280	$4,300,115	$1,573,383
Total assets	$57,972,297	$14,475,829	$4,625,684	$1,656,325
Repurchase agreements and other debt	$47,735,295	$11,753,019	$3,841,834	$1,346,265
Total liabilities	$51,760,494	$12,903,765	$4,078,862	$1,398,174
Total stockholders' equity	$6,211,803	$1,572,064	$546,822	$258,151
Net asset value per common share as of period end (1)	$27.71	$24.24	$22.48	$17.20

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009	For the period from May 20, 2008 through December 31, 2008 (2)
Statement of Operations Data:
Interest income	$1,108,872	$253,005	$127,920	$55,127
Interest expense (3)	284,575	76,026	43,539	24,937
Net interest income	824,297	176,979	84,381	30,190
Other income, net (3)	26,346	130,398	45,710	10,917
Expenses	73,958	18,806	11,145	5,755
Income before tax	776,685	288,571	118,946	35,352
Provision for income taxes	6,205	455	335	—
Net income	770,480	288,116	118,611	35,352
Other comprehensive income (loss) (3)	378,903	$(87,783)	44,780	(25,606)
Comprehensive income	1,149,383	$200,333	$163,391	$9,746
Shares outstanding	153,344	36,495	17,507	15,005
Net income per common share-basic and diluted	$5.02	$7.89	$6.78	$2.36
Comprehensive income per common share-basic and diluted	$7.50	$5.49	$9.33	$0.65
Dividends declared	$5.60	$5.60	$5.15	$2.51

	Fiscal Year 2011	Fiscal Year 2010	Fiscal Year 2009	For the period from May 20, 2008 through December 31, 2008
Other Data (unaudited):
Average agency securities, at cost	$34,726,167	$7,335,423	$2,752,465	$1,772,302
Average total assets, at fair value	$38,547,642	$8,099,835	$3,086,159	$1,826,110
Average repurchase agreements and other debt	$31,840,246	$6,865,466	$2,541,565	$1,529,917
Average stockholders' equity (4)	$4,168,830	$859,411	$373,179	$266,241
Average coupon (5)	4.42%	5.03%	5.77%	6.10%

Average asset yield (6)	3.19%	3.44%	4.64%	5.04%
Average cost of funds (7)	0.89%	1.02%	1.30%	2.63%
Average cost of funds-terminated swap amortization expense (8)	—%	0.09%	0.41%	—%
Average net interest rate spread (9)	2.30%	2.33%	2.93%	2.41%
Net income return on average stockholders' equity (10)	18.5%	33.5%	31.8%	21.4%
Comprehensive income return on average stockholders' equity (11)	27.6%	23.3%	43.8%	3.7%
Economic return (12)	37.4%	32.7%	60.6%	5.5%
Leverage (average during the period)(13)	7.6:1	8.0:1	6.8:1	5.7:1
Leverage (as of period end)(14)	7.9:1	7.8:1	7.3:1	5.2:1
Expenses % of average assets(15)	0.19%	0.23%	0.36%	0.51%
Expenses % of average equity(16)	1.77%	2.19%	2.99%	3.49%

*	Average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

1.	Net asset value per share calculated by dividing our total stockholders' equity by our number of shares outstanding as of period end.

2.	Date operations commenced.

3.
We voluntarily discontinued hedge accounting for our interest rate swap agreements as of September 30, 2011. Please refer to our fiscal year 2011 Economic Interest Expense and Cost of Funds discussion in the Results of Operations section of our Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 5 of our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our discontinuance of hedge accounting.

4.	Weighted average stockholders' equity calculated as the average month-ended stockholders' equity during the period.

5.	Weighted average coupon calculated by dividing the total coupon (or cash) interest income on agency securities by the daily weighted average agency securities held for the period.

6.
Weighted average asset yield calculated by dividing our total interest income on agency securities, including amortization of premiums and discounts, by the weighted average amortized cost basis of our agency securities for the period.

7.
Cost of funds includes repurchase agreements and interest rate swaps (including de-designated swaps and swaps never designated as hedges under GAAP). Weighted average cost of funds calculated by dividing our total cost of funds by our daily weighted average repurchase agreements and other debt outstanding, less repurchase agreements for treasury securities, for the period.

8.
Weighted average cost of funds related to terminated interest rate swap amortization expense calculated by dividing our amortization expense by our weighted average repurchase agreements. The amortization expense associated with the termination of interest rate swaps was $0 million, $6.3 million , $10.3 million and $0 million for fiscal years 2011, 2010 and 2009 and for the period from May 20, 2008 (date operations commenced) through December 31, 2008, respectively.

9.	Weighted average net interest rate spread calculated by subtracting our weighted average cost of funds, net terminated swap amortization expense, from our weighted average asset yield for the period.

10.	Net income return on average stockholders' equity calculated by dividing our net income by our average stockholders' equity for the period on an annualized basis.

11.	Comprehensive income return on average stockholders' equity calculated by dividing comprehensive income by the average stockholders' equity for the period on an annualized basis.

12.	Economic return represents the sum of the change in net asset value over the period and dividends declared during the period over the beginning net asset value on an annualized basis.

13.	Leverage during the period calculated by dividing our average repurchase agreements and other debt outstanding for the period by our average stockholders' equity for the period.

14.
Leverage at period end calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable/payable for unsettled agency securities and other debt by our total stockholders' equity at period end.

15.	Expenses as a % of average total assets calculated by dividing our total expenses by our average total assets for the period on an annualized basis.

16.	Expenses as a % of average stockholders' equity calculated by dividing our total expenses by our average stockholders' equity on an annualized basis.

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

EXECUTIVE OVERVIEW
The size and composition of our investment portfolio depends on investment strategies implemented by our Manager, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of, interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, evolving regulations or legal settlements that impact servicing practices or other mortgage related activities.
Trends and Recent Market Impacts
Calendar year 2011 was marked by continued volatility and uncertainty. The markets experienced the first ever U.S. sovereign credit downgrade, the Federal Reserve's "Operation Twist", enhancements to the Home Affordable Refinance Program ("HARP 2.0"), economic turmoil in Europe, increasing geo-political instability and numerous discussions around mass U.S. Government refinancing programs. The effect was significant volatility in interest rates and prices of mortgage-backed securities; ending with both mortgage and interest rates approaching historic low's and a still fragile housing market.
The U.S. Government
In April 2011, Standard & Poor's revised its outlook on the long-term rating of U.S. sovereign credit to negative from stable, primarily due to very large budget deficits and rising government indebtedness as well as the uncertainty surrounding the resolution of these issues. After lowering its outlook, Standard & Poor's indicated that there was a chance that it could also lower its long-term AAA rating of U.S. sovereign credit unless U.S. lawmakers addressed the budget deficits and rising government indebtedness. On August 2, 2011, the U.S. Congress and the Obama Administration agreed to a fiscal plan that raised the nation's $14.3 trillion debt ceiling and enforced only $2.4 trillion in spending reductions over the next 10 years. In response, on August 5, 2011, Standard & Poor's lowered their long-term U.S. sovereign credit rating one level to AA+, stating that the downgrade reflects their opinion that the fiscal consolidation plan that the U.S. Congress and the Obama Administration agreed to falls short of what, in their view, would be necessary to stabilize the U.S. Government’s medium-term debt dynamics. As we anticipated, the impact on agency securities was limited, with agency securities holding up reasonably well. Agency securities are first backed by a GSE, then effectively by the U.S. Government and, with respect to agency mortgage-backed securities, finally by largely performing mortgages. On August 9, 2011, the Federal Open Market Committee issued a statement stating that market conditions warranted exceptionally low levels for the federal funds rate at least through mid-2013. In January 2012, they issued a statement extending that expectation through 2014.
In September 2011, the Federal Reserve announced "Operation Twist", a policy that involves the Federal Reserve selling $400 billion in short-term U.S. Treasury securities in exchange for buying the same amount of longer-term U.S. Treasury bonds, starting in October 2011 and ending in June 2012. The policy was designed to lower yields on long-term bonds, while keeping short-term rates unchanged. Although largely anticipated prior to the Federal Reserve's announcement, the size of the program was larger than the market expected, resulting in the 30-year U.S. Treasury rate immediately falling by 13 basis points. As part of Operation Twist, the Federal Reserve also announced that it will reinvest proceeds from its existing agency security positions back into agency securities. Mortgage spreads tightened temporarily by approximately 20 basis points following the announcement.
The FHFA, Fannie Mae, and Freddie Mac subsequently announced enhancements to HARP in November 20ll. The reported goal of this refinance effort was to provide access to low-cost refinancing for responsible homeowners suffering from falling home prices. While the effects of the enhancements to HARP remain unclear, we believe that they add significant prepayment risk to higher coupon mortgages guaranteed by the GSEs prior to June 2009, which would otherwise be expected to have benign prepayments. In advance of HARP 2.0, we proactively sold our higher coupon seasoned agency securities and reduced our exposure to interest-only securities as market valuations indicated a sense of complacency with respect to these risks. Importantly, our core positions of newer lower loan balance and existing HARP securities remained outside of the scope of the recently announced HARP 2.0 changes. It remains to be seen whether or not there will be further efforts by the U.S. Government to implement additional programs to encourage residential mortgage refinancing, but we plan to actively manage our investment portfolio so it will be well positioned against the dual challenges presented by “organic” and “policy” oriented prepayment risk.
Interest Rate Volatility
Long-term interest rates continued to fall during 2011. The 10-year U.S. Treasury rate fell from 3.30% as of the end of 2010 to 1.88% by the end of 2011. We believe that the main drivers of the decline in long-term rates to be continued weaker than expected economic data, market fears about sovereign debt in the eurozone and the Federal Reserve's current stance.
The following table presents one-month LIBOR, three-month LIBOR, 10-year U.S. Treasury rate and the three-year swap index as of the following dates:

Date	1-Month LIBOR	3-Month LIBOR	10-Year Treasury	3-Year Swap Index
December 31, 2011	0.30%	0.58%	1.88%	0.82%
September 30, 2011	0.24%	0.37%	1.92%	0.74%
June 30, 2011	0.19%	0.25%	3.16%	1.15%
March 31, 2011	0.24%	0.30%	3.47%	1.57%
December 31, 2010	0.26%	0.30%	3.30%	1.28%
September 30, 2010	0.26%	0.29%	2.51%	0.87%
June 30, 2010	0.35%	0.53%	2.93%	1.33%
March 31, 2010	0.25%	0.29%	3.83%	1.81%
December 31, 2009	0.23%	0.25%	3.84%	2.06%

Movements in interest rates impact the value of our securities and the amount of income we can generate from our portfolio of investments. Accordingly, one of the primary goals of our hedging activities is to protect our net asset value against significant fluctuations due to market risks, including interest rate and prepayment risk. We utilize a variety of strategies to aid us in this objective. The first chart below summarizes the 10-year U.S. Treasury rate during the last three fiscal years with the corresponding prepayment environment. By comparison, the second chart below summarizes our quarterly net asset value per share at the end of each of our quarterly fiscal periods during the last three fiscal years with the corresponding prepayment environment.
1. Source: Capital IQ, 1/1/2009 - 12/31/2011. Change represents peak to trough change during the time period.

Prepayments
Market participants held different opinions regarding whether prepayments would remain benign despite historically low interest rates. Our Manager believed the low level of interest rates, coupled with the significant amount of homeowners who have refinanced since 2009, would lead to overall increases in prepayments and that the U.S. Government policy driven initiatives, such as HARP 2.0, could actually cause very large prepayment differences between various types of agency securities. Consequently, throughout 2011, we actively positioned our portfolio to better withstand prepayment risks, since we believe that lower prepayment speeds should allow us to generate greater returns on our agency mortgage-backed security portfolio. We invested in securities that have natural impediments to refinance activity, which we believe reduce our exposure to prepayments(i.e. securities with lower loan balance collateral and securities that were already a product of HARP). As of December 31, 2011, 91% of our 15-year portfolio and 68% of our 30-year portfolio were backed by lower loan balance or HARP securities.
The first chart below illustrates that prepayment speeds have increased significantly in 2011 for generic mortgage securities, exemplified by Fannie Mae, 4.5% fixed rate, 30-year TBA securities. In contrast, pools backed by lower loan balance mortgages and HARP loans remained slow, exemplified by Fannie Mae, 4.5% fixed rate, 30-year moderate loan balance and HARP securities. Similarly, prepayment speeds on our investment portfolio during 2011 remained well below those of the mortgage universe, illustrated in the second chart below.

AGNC CPR
Universe (5)
One-Month Annualized CPR
25%
20%
15%
10%
5%
0%
1/1/11
2/1/11
3/1/11
4/1/11
5/1/11
6/1/11
7/1/11
8/1/11
9/1/11
10/1/11
11/1/11
12/1/11

Source: JP Morgan
1.Fannie Mae, 4.5% fixed rate, 30-year Jumbo universe with original loan values ≥ $625,000
2.Generic Fannie Mae, 4.5% fixed rate, 30-year TBA universe

3.HARP securities defined as pools backed by 100% refinance loans with loan to values ≥ 90% and ≤ 125%
4."Moderate loan balance" securities with original loan balances >$85,000 and ≤ $110,000
5."Universe" represents Fannie Mae and Freddie Mac fixed rate universe

Summary of Critical Accounting Estimates
Management’s discussion and analysis of financial condition and results of operations is based on the amounts reported in our financial statements. These financial statements are prepared in conformity with GAAP. In preparing the financial statements, management is required to make various judgments, estimates and assumptions that affect the reported amounts. Changes in these estimates and assumptions could have a material effect on our financial statements. The following is a summary of our policies most affected by management’s judgments, estimates and assumptions.
Interest Income
Our recognition of interest income, in particular, involves estimates that require management to make judgments that are subjective in nature. We accrue interest income based on the outstanding principal amount of our investment securities and their contractual terms and we amortize or accrete premiums and discounts associated with the purchase of investment securities into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2011 was 104.7% of par value; therefore, the effective yield on our agency securities is highly impacted by our estimate of future prepayments.
Future prepayment rates are difficult to predict and we rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. In addition, changes to the GSE's underwriting standards, further modifications to existing U.S. Government sponsored programs such as HARP, or the implementation of new programs can have a significant impact on the rate of prepayments. Further, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around our estimates.
We estimate long-term prepayment rates of our agency securities using a third-party service and market data. The third-party service estimates prepayment rates using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment rate estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment rates and current market conditions to validate the reasonableness of the prepayment rates estimated by the third-party service and based on our Manager’s judgment we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. Under different conditions, we could report materially different amounts. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K includes the estimated change in our net interest income should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.
Fair Value of Investment Securities
We designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time-to-time, sell any of our investment securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our investment securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in other comprehensive income (loss) (“OCI”), a component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
We estimate the fair value of our investment securities based on a market approach using Level 2 inputs from third-party pricing services and non-binding dealer quotes. The third-party pricing services use pricing models that incorporate such factors as reported transactions, coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancements. The dealer quotes incorporate common market pricing methods, including observable transactions, spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We generally obtain 3 to 6 quotes or prices (referred to as "marks") per investment security. The fair value of our investment securities as of December 31, 2011 is based on the median value of a weighted average of 5 marks received per investment security. We attempt to validate marks obtained from pricing services and broker dealers by comparing them to our recent completed transactions involving the same or similar securities on or near the reporting date.
We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the investment security (i.e. a decision has been made as the reporting date) or (ii) it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. We did not recognize any OTTI charges on any of our investment securities for fiscal years 2011, 2010 and 2009 .
Derivative Financial Instruments/Hedging Activity
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For our interest rate swaps to qualify as cash flow hedges for accounting purposes, their monthly reset dates were required to align with the term of an underlying repurchase agreement. This alignment had the effect of limiting our ability to alter or extend the maturity of our repurchase agreements. To provide greater funding flexibility, we determined that it was not beneficial to always match the pricing dates of our swaps and repurchase agreements and, thus, elected to discontinue hedge accounting. Our net asset value was not impacted by our election to discontinue hedge accounting since our net asset value is the same irrespective of whether we apply hedge accounting.
Since we continue to hold repurchase agreements in excess of our interest rate swap contracts and have no indication that interest payments on the hedged repurchase agreements are in jeopardy of discontinuing, upon discontinuation of hedge accounting, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI. Following hedge de-designation, on September 30, 2011, the net deferred loss is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap. However, although the reclassification of accumulated OCI into interest expense is similar to as if the interest rate swaps had not been de-designated, the actual net periodic interest costs associated with our de-designated interest rates swaps may be more or less than amounts reclassified into interest expense. The difference, as well as net periodic interest costs on interest rate swaps that were never in a hedge designation, along with subsequent changes in the fair value of our interest rates swaps, is reported in our consolidated statement of operations and comprehensive income in gain (loss) on derivative instruments and other securities, net. Cash flows from interest rate swaps subsequent to our discontinuance of hedge accounting are classified in investing activities on our consolidated statements of cash flows.
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
Recent Accounting Pronouncements
A summary of recent accounting pronouncements is included in Note 2 of the accompanying consolidated financial statements in this Annual Report on Form 10-K.

FINANCIAL CONDITION
As of December 31, 2011 and 2010, our investment portfolio consisted of $54.7 billion and $13.5 billion, respectively, of agency mortgage-backed securities ("agency MBS"). The following tables summarize certain characteristics of our agency MBS investment portfolio as of December 31, 2011 (dollars in thousands):

	As of December 31, 2011
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		December 2011 Projected Life CPR (2)
					Coupon	Yield (1)
AFS Investments By Issuer:
Fannie Mae	$37,231,304	$38,890,535	104.5%	$39,566,680	4.07%	3.02%	14%
Freddie Mac	13,736,342	14,342,009	104.4%	14,663,937	4.21%	3.16%	14%
Ginnie Mae	258,227	270,423	104.7%	273,456	3.74%	1.71%	25%
Total / Weighted Average AFS Securities	$51,225,873	$53,502,967	104.4%	$54,504,073	4.11%	3.05%	14%

AFS Investments By Security Type:
Fixed-Rate
≤ 15 Year
Lower Loan Balance (3)	$16,033,016	$16,625,990	103.7%	$17,027,945	3.81%	2.84%	12%
HARP (4)	1,159,841	1,208,205	104.2%	1,234,612	3.93%	2.87%	12%
Other (5)	1,813,850	1,872,584	103.2%	1,897,920	3.54%	2.58%	15%
Total ≤ 15 Year	19,006,707	19,706,779	103.7%	20,160,477	3.79%	2.82%	13%
Total 20 Year:	5,461,992	5,659,206	103.6%	5,710,090	3.71%	2.72%	16%
30 Year: (6)
Lower Loan Balance (3)	4,577,052	4,847,710	105.9%	4,926,657	4.48%	3.40%	11%
HARP (4)	11,676,316	12,318,400	105.5%	12,591,358	4.48%	3.50%	11%
Other (2009-2011 Vintage)	6,986,660	7,306,535	104.6%	7,380,138	4.24%	3.17%	15%
Other (Pre 2009 Vintage)	655,228	696,656	106.3%	714,846	5.59%	3.37%	25%
Total 30 Year	23,895,256	25,169,301	105.3%	25,612,999	4.44%	3.38%	12%
Total Fixed-Rate	48,363,955	50,535,286	104.5%	51,483,566	4.10%	3.09%	13%
Adjustable-Rate	2,626,614	2,725,072	103.7%	2,773,639	4.29%	2.58%	32%
CMO	235,304	242,609	103.1%	246,868	3.74%	1.69%	29%
Total / Weighted Average	$51,225,873	$53,502,967	104.4%	$54,504,073	4.11%	3.05%	14%

	As of December 31, 2011
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		December 2011 Projected Life CPR (2)
				Coupon	Yield (1)
Interest-Only Strips
Fannie Mae	$686,361	$89,151	$85,886	5.55%	6.62%	31%
Freddie Mac	453,163	66,382	55,881	5.48%	10.35%	25%
Principal-Only Strips
Fannie Mae	40,289	35,171	36,877	—%	5.40%	31%
Total / Weighted Average	$1,179,813	$190,704	$178,644	5.33%	7.70%	29%
_______________________

(1)
Incorporates a weighted average future constant prepayment rate ("CPR") assumption of 14% based on forward rates as of December 31, 2011 and an average reset rate for adjustable rate securities of 2.71%, which is equal to a weighted average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.77%.

(2)	Weighted average projected life CPR based on forward rate assumptions as of December 31, 2011.

(3)
Lower loan balance securities represent pools backed by a maximum original loan balance of up to $150 thousand. Our lower loan balance securities had a weighted average original loan balance of $102 thousand and $108 thousand for 15 year and 30 year securities, respectively, as of December 31, 2011.

(4)
HARP securities are defined as pools backed by100% refinance loans with loan-to-values ("LTV") between 80% and 125%. Our HARP securities had a weighted average LTV of 98% and 97% for 15-year and 30-year securities, respectively, as of December 31, 2011.

(5)	Other 15-year securities include $687 million of securities backed by loans with original loan balances ≤ $175 thousand.

(6)	30-year securities include $84 million of 40-year securities.
Interest-only agency MBS strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific agency CMO securities. Principal-only agency MBS strips represent the right to receive contractual principal flows of the UPB of specific agency CMO securities. As of December 31, 2011, the combined weighted average yield of our agency MBS portfolio was 3.07%.

The following table summarizes certain characteristics of our agency MBS investment portfolio as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		December 2010 Projected Life CPR (2)
					Coupon	Yield (1)
AFS Investments By Issuer:
Fannie Mae	$8,207,464	$8,557,281	104.3%	$8,559,569	4.51%	3.31%	11%
Freddie Mac	4,599,712	4,819,133	104.8%	4,788,706	4.45%	3.11%	12%
Ginnie Mae	100,408	105,078	104.7%	105,266	4.37%	2.14%	24%
Total / Weighted AFS Securities	$12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%	12%

AFS Investments By Security Type:
Fixed-Rate
≤ 15 Year:
Lower Loan Balance (3)	$4,445,522	$4,602,411	103.5%	$4,570,168	3.86%	3.14%	7%
HARP (4)	225,662	234,973	104.1%	231,980	3.93%	3.11%	6%
Other (5)	555,268	574,877	103.5%	571,017	3.64%	2.67%	8%
Total ≤ 15 Year	5,226,452	5,412,261	103.6%	5,373,165	4.28%	3.09%	7%
30 Year (6)
Lower Loan Balance (3)	142,225	149,326	105.0%	149,846	4.96%	4.18%	8%
HARP (4)	541,452	568,631	105.0%	565,105	4.81%	4.07%	8%
Other (2009-2011 Vintage)	857,205	884,241	103.2%	871,119	4.09%	3.62%	5%
Other (Pre 2009 Vintage)	2,012,357	2,129,893	105.8%	2,142,244	5.38%	4.11%	13%
Total 30 Year	3,553,239	3,732,091	105.0%	3,728,314	4.97%	3.99%	10%
Total Fixed-Rate	8,779,691	9,144,352	104.2%	9,101,479	4.29%	3.45%	8%
Adjustable-Rate	3,745,363	3,942,937	105.3%	3,950,164	4.96%	2.69%	18%
CMO	382,530	394,203	103.1%	401,898	4.27%	3.52%	20%
Total / Weighted Average	$12,907,584	$13,481,492	104.4%	$13,453,541	4.49%	3.23%	12%

	As of December 31, 2010
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		December 2010 Projected Life CPR (2)
				Coupon	Yield (1)
Interest-Only Securities
Fannie Mae	$229,980	$18,957	$20,425	4.18%	15.48%	13%
Freddie Mac	314,705	33,447	36,314	5.52%	27.23%	12%
Total / Weighted Average	$544,685	$52,404	$56,739	4.95%	22.98%	12%
 _______________________

(1)
Incorporates a weighted average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and a weighted average reset rate for adjustable rate securities of 2.76%, which is equal to a weighted average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an average margin of 1.82%

(2)Weighted average projected life CPR based on forward rate assumptions as of December 31, 2010.

(3)
Lower loan balance securities represent pools backed by a maximum original loan balance of up to $150 thousand. Our lower loan balance securities had a weighted average original loan balance of $106 thousand and $132 thousand for 15 year and 30 year securities, respectively, as of December 31, 2010.

(4)
HARP securities are defined as pools backed by100% refinance loans with loan-to-values ("LTV") between 80% and 125%. Our HARP securities had a weighted average LTV of 87% and 98% for 15-year and 30-year securities, respectively, as of December 31, 2010.

(5)	Other 15-year securities include $142 million of securities backed by loans with original loan balances ≤ $175 thousand.

(6)	30 year securities include $802 million and $81 million of 20 and 40 year securities, respectively.
As of December 31, 2010, the combined weighted average yield of our agency MBS portfolio was 3.31%.
The actual maturities of agency MBS are generally shorter than stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years, but the expected maturity is subject to change based on the actual and expected future prepayments of the underlying loans. As of December 31, 2011 and 2010, the weighted average final contractual maturity of our agency MBS portfolio was 23 and 22 years, respectively.
The weighted average expected maturity of our agency MBS portfolio was 3.5 and 5.7 years as of December 31, 2011 and 2010, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a constant prepayment rate (“CPR”) over the remaining projected life of our agency MBS portfolio of 14% as of December 31, 2011. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 104.7% of par value as of December 31, 2011, slower actual and projected prepayments can have a meaningful positive impact on our asset yeilds, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011			As of December 31, 2010
Estimated Weighted Average Life of Agency MBS Classified as AFS	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$282,901	$274,520	4.75%	$—	$—	—%
Greater than 1 year and less than or equal to 3 years	16,697,274	16,475,038	4.10%	133,123	132,520	5.05%
Greater than 3 years and less than or equal to 5 years	34,666,640	33,933,699	4.10%	3,841,282	3,821,992	4.92%
Greater than 5 years	2,857,258	2,819,710	4.15%	9,479,136	9,526,980	4.31%
Total	$54,504,073	$53,502,967	4.11%	$13,453,541	$13,481,492	4.49%
The weighted average life of our interest-only agency MBS strips was 2.3 and 6.2 years as of December 31, 2011 and 2010, respectively. The weighted average life of our principal-only agency MBS strips was 2.3 years as of December 31, 2011. We did not have principal-only agency MBS strips as of December 31, 2010.
As of December 31, 2011 and 2010, we held pass-through agency MBS collateralized by ARMs and hybrid ARMs with coupons linked to various indices. The following tables detail the characteristics of our ARM and hybrid ARM agency MBS portfolio by index as of December 31, 2011 and 2010 (dollars in thousands):

	As of December 31, 2011				As of December 31, 2010
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	33	75	45	26	39	75	48	35
Weighted average margin	1.59%	1.79%	1.72%	1.83%	1.53%	1.75%	2.14%	1.83%
Weighted average annual period cap	1.08%	2.00%	1.31%	1.00%	1.23%	2.00%	1.86%	1.00%
Weighted average lifetime cap	10.59%	9.25%	9.25%	10.07%	10.86%	9.88%	10.28%	10.13%
Principal amount	$94,937	$1,967,417	$365,870	$198,390	$141,318	$2,683,203	$659,825	$261,017
Percentage of investment portfolio at par value	0.19%	3.84%	0.71%	0.38%	1.00%	21.00%	5.00%	2.00%

The following table details the number of months to the next reset for our pass-through agency MBS collateralized by ARMs and hybrid ARMs as of December 31, 2011 and 2010 (dollars in thousands):

	As of December 31, 2011			As of December 31, 2010
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than 1 year	$29,320	1%	6	$25,803	1%	7
Greater than or equal to 1 year and less than 2 years	154,691	6%	17	218,928	5%	18
Greater than or equal to 2 years and less than 3 years	397,054	14%	28	737,130	19%	33
Greater than or equal to 3 years and less than 5 years	479,346	17%	48	1,010,349	26%	47
Greater than or equal to 5 years	1,713,228	62%	85	1,957,954	49%	94
Total / Weighted Average	$2,773,639	100%	66	$3,950,164	100%	66
As of December 31, 2011 and 2010, we did not have investments in agency debenture securities.

RESULTS OF OPERATIONS

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010:
In addition to the results presented in accordance with GAAP, this section includes certain non-GAAP financial information (such as "economic interest expense") and certain financial metrics derived from non-GAAP financial information (such as "cost of funds"), which our management uses in its internal analysis of results, and believes may be informative to investors. Please refer the tables included in the discussion below for a reconciliation of such measures to the nearest GAAP measures.
Interest Income and Asset Yield
The following table summarizes our interest income for fiscal years 2011 and 2010 (dollars in thousands).

	Fiscal Year 2011		Fiscal Year 2010
	Amount	Yield	Amount	Yield
Cash interest income	$1,469,553	4.42%	$352,119	5.03%
Premium amortization	(360,681)	(1.23)%	(99,114)	(1.59)%
Interest income	$1,108,872	3.19%	$253,005	3.44%
Actual portfolio CPR	9%		19%
Projected life CPR as of period end	14%		12%
Interest income increased 338% to $1.1 billion due to a 373% increase in our average investment portfolio, partially offset by a 25 basis point ("bps") decline in our weighted average asset yield. The decline in our weighted average asset yield was due to the decline in long-term interest rates during 2011 and the result of acquiring lower yielding securities with the increase and re-composition of our portfolio during the year. Although, our assets benefited from lower actual prepayments during 2011 of 9% CPR, they were negatively impacted by a 200 bps increase in our projected life CPR of 14% as of December 31, 2011, as a result of the decline in interest rates. For the year, the 10-year U.S. Treasury rate declined 142 bps from 3.30% as of December 31, 2010 to 1.88% as of December 31, 2011.
Leverage
Our leverage, as of December 31, 2011 and 2010, was 7.7 and 7.5 times our stockholders' equity, respectively. When adjusted for the net payable for unsettled agency securities, our leverage ratio was 7.9 and 7.8 times our stockholders' equity as of December 31, 2011 and 2010, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage (as defined pursuant to each agreement) from exceeding levels ranging from 12 to 16 times the amount of our stockholders' equity. Additionally, under certain of our agreements, we could be required to settle our obligations under the agreements if we fail to maintain minimum shareholders’ equity thresholds or our REIT status.

The table below presents our quarterly average and quarter-end repurchase agreement and other debt balance outstanding and leverage ratios for fiscal years 2011 and 2010 (dollars in thousands):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2011	$42,183,590	$48,011,577	$47,735,295	0.34%	0.40%	7.6:1	7.7:1	7.9:1
September 30, 2011	$38,484,147	$41,638,190	$38,898,483	0.25%	0.28%	7.9:1	7.9:1	7.7:1
June 30, 2011(4)(5)	$28,668,011	$33,566,899	$33,566,899	0.25%	0.23%	7.6:1	7.0:1	7.5:1
March 31, 2011(4)(5)	$17,755,790	$22,147,273	$22,061,884	0.28%	0.28%	7.4:1	6.6:1	7.6:1
December 31, 2010(5)	$10,813,568	$12,340,635	$11,753,019	0.29%	0.31%	8.4:1	7.5:1	7.8:1
September 30, 2010	$7,241,783	$8,050,221	$8,050,221	0.28%	0.28%	8.5:1	8.8:1	9.8:1
June 30, 2010	$5,548,225	$6,634,342	$6,634,342	0.26%	0.28%	7.9:1	8.4:1	8.2:1
March 31, 2010	$3,787,583	$4,651,115	$4,651,115	0.22%	0.21%	6.5:1	7.6:1	7.9:1
  ________

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

(4)
Average leverage for the quarters ended March 31, 2011 and June 30, 2011 was 8.2x and 8.3x, pro forma, when average equity is adjusted to exclude the March 2011 and June 2011 follow-on equity offering that closed on March 25, 2011 and June 28, 2011, respectively.

(5)	Average leverage for the period was higher than leverage as of period end because we had not fully invested net proceeds raised from follow-on equity offerings occurring late in the period.
Economic Interest Expense and Cost of Funds
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under GAAP. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility (refer to Note 2 of our consolidated financial statements in this Annual Report on Form 10-K regarding our discontinuance of hedge accounting). Subsequent to our discontinuance of hedge accounting, the net deferred loss related to our de-designated interest rate swaps is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap. Although the reclassification of accumulated OCI into interest expense is similar to as if the interest rate swaps had not been de-designated, the actual net periodic interest costs associated with our de-designated interest rates swaps was greater than the amounts reclassified into interest expense for the period subsequent to discontinuation of hedge accounting through December 31, 2011. The difference, as well as net periodic interest costs on interest rate swaps that were never in a hedge designation, is reported in our consolidated statement of operations and comprehensive income in gain (loss) on derivative instruments and other securities, net. We refer to the sum of our total net periodic interest costs on our interest rate swaps and interest expense on our repurchase agreements as our "economic interest expense" and this amount relative to our outstanding repurchase agreements as our "cost of funds".
The tables below present a reconciliation of our economic interest and cost of funds (non-GAAP financial measures) to our interest expense (the most comparable GAAP financial measure) for fiscal years 2011 and 2010 (dollars in thousands).

	Fiscal Year
	2011		2010
	Amount	% (1)	Amount	% (1)
Debt and interest rate swaps
Average repurchase agreements and other debt outstanding (2)	$31,840,246	100%	$6,865,466	100%
Average notional amount of interest rate swaps outstanding - designated and non-designated as hedges under GAAP	$16,447,671	52%	$3,058,767	45%
Weighted average pay rate on interest rate swaps - designated and non-designated under GAAP	1.62%		1.93%

Economic Interest Expense and Cost of funds
Interest expense:
Repurchase agreements and other debt	$90,486	0.28%	$18,615	0.27%
Periodic interest costs of interest rate swaps designated as hedges under GAAP, net	194,089	0.61%	51,133	0.74%
Amortization of termination fees on interest rate swaps designated as hedges under GAAP	—	—%	6,278	0.09%
Total interest expense	284,575	0.89%	76,026	1.11%
Other periodic interest costs of interest rate swaps, net	35,025	0.11%	—	—%
Total economic interest expense and cost of funds	$319,600	1.00%	$76,026	1.11%
 _______________________

(1)	Percent of our average repurchase agreements and other debt outstanding for the period.

(2)	Average repurchase agreement and other debt represents their daily weighted average balances, less amounts used to fund short-term investments in U.S. treasury securities.
Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting swaps do not impact our economic interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of December 31, 2011, we had $2.6 billion of forward starting swaps outstanding with forward start dates through May 2012, gross of $0.8 billion of swaps set to expire through December 2012. As of December 31, 2010, we had $1.7 billion of forward starting swaps outstanding with forward start dates through June 2011, gross of $0.8 billion of swaps set to expire through December 2011.
The increase in our economic interest expense was attributed to an increase in our average repurchase agreements outstanding driven by the increase in our investment portfolio. The larger repurchase agreement balance was partially offset by an 11 bps decline in our total cost of funds. The decline was primarily due to the amortization of termination fees recognized during fiscal year 2010 on interest rate swaps terminated in a prior period, which were fully amortized prior to 2011. The weighted average interest rate on our repurchase agreements was largely unchanged year-over-year. Our ratio of interest rate swaps outstanding to repurchase agreements increased during the year, the impact of which was offset by a decrease in the weighted average pay rate on our interest rate swaps.
Gain on Sale of Agency Securities, Net
The following table is a summary of our net gain on sale of agency MBS for the current and prior year periods (in thousands):

	Fiscal Year
	2011	2010
Agency MBS sold, at cost	$(37,579,237)	$(12,181,860)
Proceeds from agency MBS sold(1)	38,052,212	12,273,869
Net gains on sale of agency MBS	$472,975	$92,009

Gross gains on sale of agency MBS	$510,387	$125,624
Gross losses on sale of agency MBS	(37,412)	(33,615)
Net gains on sale of agency MBS	$472,975	$92,009
 _______________________

(1)	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
The increase in the amount of agency MBS sold was due to an increase in the overall size of our investment portfolio, as well as our Manager's execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our agency MBS portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors and, in our Manager's opinion, provide more attractive risk-adjusted returns.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2011 and 2010 (in thousands):

	Fiscal Year
	2011	2010
Other periodic interest costs of interest rate swaps, net	$(35,025)	$—
Other realized (loss) gain on derivative instruments and other securities:
Purchase of TBAs and forward settling agency securities	106,109	15,216
Sale of TBAs and forward settling agency securities	(247,099)	1,951
Interest rate payer swaptions	(12,739)	6,907
Interest rate receiver swaptions	(369)	—
U.S. Treasury securities	33,387	(4,389)
Short sales of U.S. Treasury securities	(115,813)	(1,032)
Markit IOS Index total return swaps	6,302	—
U.S. Treasury futures	1,841	—
Termination fees on interest rate swaps not designated as hedges	(6,773)	—
Other costs of interest rate swaps not designated as hedges and hedge ineffectiveness of designated hedges related to missed forecasts	(6,268)	(2,021)
Put options	1,133	(328)
Total other realized (loss) gain on derivative instruments and other securities, net	(240,289)	16,304
Unrealized (loss) gain on derivative instruments and other securities:(1)
Purchase of TBAs and forward settling agency securities	53,955	14,870
Sale of TBAs and forward settling agency securities	(55,050)	(1,695)
Interest-only and principal only strips	(16,400)	(916)
Interest rate payer swaptions	(50,841)	12,004
Interest rate swaps not designated as hedges	(71,659)	(1,157)
U.S. Treasury securities	333	—
Short sales of U.S. Treasury securities	(17,990)	(681)
Hedge ineffectiveness on interest rate swaps accounted for as hedges	(1,552)	(340)
Markit IOS Index total return swaps	1,617	—
U.S. Treasury futures	(13,728)	—
Total unrealized (loss) gain on derivative instruments and other securities, net	(171,315)	22,085
Total loss (gain) on derivative instruments and other securities, net	$(446,629)	$38,389
_______________________

(1)	Unrealized (loss) gain from derivatives and trading securities includes reversals of prior period amounts for settled or expired derivatives and other securities.
We use derivative instruments and other securities in addition to interest rate swaps to supplement our interest rate risk management strategies. Our increased use of derivative instruments and other securities during 2011 is correlated to the overall increase in our investment portfolio and continued interest rate volatility experienced during 2011. For further details regarding our use of derivative instruments and related activity for fiscal years 2011 and 2010 refer to Notes 2 and 5 of our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $54.8 million and $11.3 million during fiscal years 2011 and 2010, respectively. General and administrative expenses were $19.1 million and $7.5 million for fiscal years 2011 and 2010, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, the allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses. Our total expenses as a percentage of our average stockholders' equity declined to 1.77% for fiscal year 2011 compared to 2.19% for fiscal year 2010 due to improved operating leverage.
Dividends and Income Taxes
For fiscal years 2011 and 2010, we declared dividends of $5.60 per share. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses and (iv) permanent differences for excise tax expense.
As of December 31, 2011, we have distributed all of our taxable income for the 2010 tax year and we have an estimated $180 million of undistributed taxable income related to our 2011 tax year, net of our December 31, 2011 dividend payable of $313.8 million. We expect to distribute our remaining fiscal year 2011 taxable income during fiscal year 2012 so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. For fiscal years 2011 and 2010, we accrued a Federal excise tax of $2.6 million and $0.5 million, respectively, included in our provision for income taxes on the accompanying consolidated statements of operations and comprehensive income because our calendar year distributions were less than the total of these amounts.
Further, our TRS is subject to corporate federal and state income taxes. For fiscal year 2011, we recorded an income tax provision attributable to our TRS of $3.6 million, which is included in our provision for income taxes on the accompanying consolidated statements of operations and comprehensive income. For the fiscal year 2010, we had no activity in our TRS.
Net Income and Comprehensive Income
For fiscal year 2011, we recorded comprehensive income of $1.1 billion, or $7.50 per share, comprised of net income of $770.5 million, or $5.02 per share, and other comprehensive income of $378.9 million, or $2.48 per share. Our fiscal year 2011 other comprehensive income was comprised of $1.0 billion of net unrealized gains on agency MBS and $650.2 million of net unrealized losses on interest rate swaps. For fiscal year 2010, we recorded comprehensive income of $200.3 million, or $5.49 per share, comprised of net income of $288.1 million, or $7.89 per share, and other comprehensive loss of $87.8 million, or $2.40 per share. Our fiscal year 2010 other comprehensive loss was comprised of $64.0 million net unrealized losses on agency MBS and $23.8 million of net unrealized losses on interest rate swaps.
The increase in other comprehensive income was primarily due to the 142 basis point decline in the 10-year U.S. Treasury rate during fiscal year 2011 compared to a 54 basis point decline during fiscal year 2010. During fiscal year 2011, the 10-year U.S. Treasury rate declined from 3.30% to 1.88%, whereas the 10-year U.S. Treasury rate declined from 3.84% to 3.30% during fiscal year 2010. Generic agency MBS appreciated in price during 2011 as a result of the decline in long-term rates. Specified agency MBS with natural impediments to refinancing, such as investments in securities backed by loans issued through HARP and lower loan balance pools, or approximately 65% of our investment portfolio as of December 31, 2011, outperformed the price performance of generic agency MBS due to increased market concerns surrounding prepayments. Appreciation of our agency MBS portfolio was partially offset by losses on our interest rate swaps due to the general flattening of the yield curve and decline in interest rates.
FISCAL YEAR 2010 COMPARED TO FISCAL YEAR 2009:
Interest Income and Asset Yield
Interest income increased 98% to $253.0 million for fiscal year 2010 compared to $127.9 million for fiscal year 2009. This was due to a 167% increase in our average investment portfolio, partially offset by a decline in our average asset yield from fiscal year 2009.

Our average asset yield declined to 3.44% for fiscal year 2010 from 4.64% for fiscal year 2009 as a result of acquiring lower yielding agency MBS securities due to changes in our portfolio composition. The average coupon of our agency MBS portfolio declined to 5.03% for fiscal year 2010 from 5.77% for fiscal year 2009. The average amortized cost basis of our agency MBS portfolio increased to 104.9% for fiscal year 2010 from 103.2% for the prior year.
The effective yield (or asset yield) on our agency MBS is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 12% and 16% as of December 31, 2010 and 2009, respectively. The actual CPR realized for individual agency MBS in our investment portfolio was approximately 19% and 18% for fiscal years 2010 and 2009, respectively.
Interest income for fiscal years 2010 and 2009 is net of $99.1 million and $26.1 million, respectively, for net amortization of premiums and discounts on our agency MBS portfolio. The unamortized premium balance, net of discounts, of our aggregate agency MBS portfolio was $626.3 million (including the unamortized cost basis of our interest-only strips) and $149.7 million as of December 31, 2010 and 2009, respectively.
Leverage
Our leverage as of December 31, 2010 and 2009 was 7.5 and 7.0 times, respectively, our stockholders' equity. When adjusted for the net payable for unsettled agency securities, our leverage ratio was 7.8 and 7.3 times our stockholders' equity as of December 31, 2010 and 2009, respectively.
The table below presents our quarterly average and quarter end repurchase agreement and other debt balance outstanding and leverage ratios for the fiscal years ended December 31, 2010 and 2009 (dollars in thousands):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2010(4)	$10,813,568	$12,340,635	$11,753,019	0.29%	0.31%	8.4:1	7.5:1	7.8:1
September 30, 2010	$7,241,783	$8,050,221	$8,050,221	0.28%	0.28%	8.5:1	8.8:1	9.8:1
June 30, 2010	$5,548,225	$6,634,342	$6,634,342	0.26%	0.28%	7.9:1	8.4:1	8.2:1
March 31, 2010	$3,787,583	$4,651,115	$4,651,115	0.22%	0.21%	6.5:1	7.6:1	7.9:1
December 31, 2009	$3,637,220	$4,247,367	$3,841,834	0.28%	0.24%	6.8:1	7.0:1	7.3:1
September 30, 2009	$2,693,851	$3,349,087	$2,949,010	0.42%	0.35%	7.2:1	6.9:1	7.3:1
June 30, 2009	$2,139,402	$2,451,077	$2,346,875	0.60%	0.47%	7.0:1	7.5:1	7.7:1
March 31, 2009	$1,537,798	$1,996,087	$1,849,473	1.07%	0.81%	5.6:1	6.4:1	7.0:1
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

(4)	Average leverage for the period was higher than leverage as of period end because we had not fully invested net proceeds raised from follow-on equity offerings occurring late in the period.
Interest Expense and Cost of Funds
Interest expense was $76.0 million and $43.5 million for fiscal years 2010 and 2009, respectively. The increase in interest expense was due to an increase in our average repurchase agreements and other debt outstanding, partially offset by a decline our total cost of funds as described below.
For fiscal years 2010 and 2009, average repurchase agreements and other debt outstanding were $6.9 billion and $2.5 billion, respectively. The increase in the average repurchase agreement and other debt balance over fiscal year 2010 was primarily driven by deploying new equity capital raised during the periods on a levered basis. The average interest rate on our repurchase agreements and other debt declined to 0.27% for fiscal year 2010 from 0.52% for the prior year, primarily driven by the decline in the one month LIBOR interest rate. Including the net impact of interest rate swaps, the total average cost of funds for fiscal years 2010 and 2009 declined to 1.11% from 1.71%, respectively (or to 1.02% from 1.30% when excluding amortization expense associated with previously terminated interest rate swaps).
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
Gain on Sale of Agency Securities, Net
The following table is a summary of our net gain on sale of agency MBS securities for the current and prior year periods (in thousands):

	Fiscal Year
	2010	2009
Agency MBS sold, at cost	$(12,181,860)	$(6,033,730)
Proceeds from agency MBS sold(1)	12,273,869	6,083,677
Net gains on sale of agency MBS	$92,009	$49,947

Gross gains on sale of agency MBS	$125,624	$53,286
Gross losses on sale of agency MBS	(33,615)	(3,339)
Net gains on sale of agency MBS	$92,009	$49,947
 _______________________

(1)	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
The increase in the amount of agency MBS sold during fiscal year 2010 compared to fiscal year 2009 was due to an increase in the size of our investment portfolio, as well as our Manager's execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our portfolio towards securities with attributes our Manager believes reduce the level of prepayment risk in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for years ended December 31, 2010 and 2009 (in thousands):

	Fiscal Year
	2010	2009
Other realized gain (loss) on derivative instruments and other securities:
TBAs and forward settling agency securities	$17,167	$(6,206)
Interest rate payer swaptions	6,907	—
Interest rate swaps not designated as hedges	(2,021)	—
U.S. Treasury securities	(4,389)	—
Short sales of U.S. Treasury securities	(1,032)	—
Hedge ineffectiveness related to missed forecasts on interest rate swaps designated as hedges	—	(949)
Put options	(328)	—
Total other realized gain (loss) on derivative instruments and other securities, net	16,304	(7,155)
Unrealized gain on derivative instruments and other securities:(1)
TBAs and forward settling agency securities	13,175	2,118
Interest-only and principal only strips	(916)	—
Interest rate payer swaptions	12,004	167
Interest rate swaps not designated as hedges	(1,157)	—
Short sales of U.S. Treasury securities	(681)	—
Hedge ineffectiveness on interest rate swaps	(340)	633
Total unrealized gain on derivative instruments and other securities, net	22,085	2,918
Total gain (loss) on derivative instruments and other securities, net	$38,389	$(4,237)
____________________

(1)	Unrealized gain from derivatives and other securities includes reversals of prior period amounts for settled or expired derivatives and other securities.
The increase in the net gains from derivatives and other securities for fiscal year 2010 over fiscal year 2009 is due to an increase in the size our investment portfolio coupled with an increase in the use of other supplemental hedging strategies entered into to manage the potential adverse impact of short term changes in interest rates on the value of our investments and our cash flows. Net gains from derivatives and other securities for fiscal year 2010 benefited particularly during the fourth quarter of 2010, which, given the increase in interest rates we experienced during December of 2010, resulted in a significant amount of net gains from our use of other supplemental hedging strategies.
Further details regarding our derivatives and related hedging activity for the years ended December 31, 2010 and 2009 are discussed in Notes 2 and 5 to our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We incurred management fees of $11.3 million and $4.7 million during fiscal years 2010 and 2009, respectively. General and administrative expenses were $7.5 million and $6.5 million for fiscal years 2010 and 2009, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, the allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses. Our total expenses as a percentage of our average stockholders' equity declined to 2.19% for fiscal year 2010 compared to 2.99% for fiscal year 2009 due to improved operating leverage.
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

Net Income and Net Return on Equity
Net income was $288.1 million, or $7.89 per basic and diluted share, and $118.6 million, or $6.78 per basic and diluted share, for fiscal years 2010 and 2009, respectively. For fiscal year 2010, the net return on average equity was 33.5%, or 18.4% excluding other income, net and excise tax compared to net return on average equity of 31.8%, or 19.6% excluding other income, net and excise tax for fiscal year 2009.
Dividends
For fiscal years 2010 and 2009, we declared dividends of $5.60 per share and $5.15 per share, respectively. As of December 31, 2010, we have distributed all of our taxable income for the 2009 tax year and we had $38.7 million of undistributed taxable income related to our 2010 tax year, net of the December 31, 2010 dividend payable of $90.8 million.

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
Equity Capital Raising Activities
To the extent we raise additional equity capital through follow-on equity offerings, through our at-the-market offering program or under our dividend reinvestment and direct stock purchase plan, we currently anticipate using cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.
Equity Offerings
During fiscal year December 31, 2011, we completed four follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share amounts):

Public Offering	Price Received Per Share (1)	Shares	Net Proceeds (2)
January 2011	$28.00	26,910	$719,250
March 2011(3)	$27.72	32,200	892,233
June 2011(3)	$27.56	49,680	1,368,818
November 2011(3)	$27.36	40,530	1,108,497
Total		149,320	$4,088,798
   ________________________

(1)	Price received per share is gross of underwriters’ discount, if applicable.

(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.

(3)
Shares of our common stock were sold to underwriters, who sold the shares in one or more transactions on the Nasdaq Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.

At-the-Market Offering Program
During fiscal years 2011 and 2010, we entered into sales agreements with underwriters to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time. During fiscal year 2011, we sold 9.4 million shares of our common stock under a sales agreement at an average offering price of $29.25 per share for proceeds, net of the underwriter’s discount and other program costs, of $273.0 million. During fiscal year 2010, we sold 4.4 million shares of our common stock under a sales agreement at an average offering price of $29.13 per share for proceeds, net of the underwriter’s discount and other program costs, of $126.6 million. As of December 31, 2011, 26.2 million shares of our common stock remain available for issuance under the sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal years 2011 and 2010, we issued 0.5 million and 7.7 million shares under the plan for net cash proceeds of $14.9 million and $204.3 million, respectively. We did not issue any shares under the plan for the fiscal year 2009. As of December 31, 2011, 4.7 million shares of our common stock remain available for issuance under the plan.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage ratio was 7.9 times the amount of our stockholders’ equity as of December 31, 2011, including our total borrowings and net payables/receivables for agency securities not yet settled. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
As of September 30, 2011, we elected to discontinue accounting for our interest rate swaps as cash-flow hedges under GAAP in order to allow us greater flexibility in setting the maturity of our repurchase agreements and, thereby, enabling us to opportunistically extend the terms of our repurchase agreements and reduce the "roll risk" associated with maturing repurchase agreements. Please refer to Notes 2 and 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our discontinuation of hedge accounting.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2011, we had master repurchase agreements with 29 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of December 31, 2011, less than 5% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 18% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2011. For further details regarding our borrowings under repurchase agreements and other debt as of December 31, 2011, please refer to Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.

	As of December 31, 2011
Counter-Party Region	Number of Counter-Parties (1)	Percent of Repurchase Agreement Funding
North America	14	47%
Europe	8	32%
Asia	5	21%
	27	100%
_______________

1.	Table above excludes two repurchase agreement counterparties (located in North America and Europe) with whom we did not have outstanding repurchase agreement borrowings with as of December 31, 2011.
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout fiscal year 2011, haircuts on our pledged collateral remained stable and as of December 31, 2011, our weighted average haircut was less than 5% of the value of our collateral.

Under our repurchase agreements , we may be required to pledge additional assets to the repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of investment securities increases due to changes in the market interest rates, counterparties may release collateral back to us. Specifically, margin calls would result from a decline in the value of our agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. Our counterparties monitor the estimated value of our collateral based on recognized pricing sources and recent transactions involving similar collateral. As of December 31, 2011, we have met all of our margin requirements. We had unrestricted cash and cash equivalents of $1.4 billion and unpledged agency securities of $2.2 billion, after deducting the net payable for unsettled agency securities, available to meet margin calls on our repurchase agreements and derivative instruments as of December 31, 2011.
Although we believe we will have adequate sources of liquidity available to us through repurchase agreement financing to execute our business strategy, there can be no assurances that repurchase agreement financing will be available to us upon the maturity of our current repurchase agreements to allow us to renew or replace our repurchase agreement financing on favorable terms or at all. If our repurchase agreement lenders default on their obligations to resell the underlying agency securities back to us at the end of the term, we could incur a loss equal to the difference between the value of the agency securities and the cash we originally received.
We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA securities, options, futures and other instruments.
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. As of December 31, 2011, we had no interest rate swaps that were designated as cash flow hedges for accounting purposes. Please refer to Note 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our outstanding interest rate swaps as of December 31, 2011 and related activity for fiscal year 2011.
Off-Balance Sheet Arrangements
As of December 31, 2011, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2011, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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

The forward-looking statements are based on our beliefs, assumptions, and expectations of our future performance, taking into account the information currently available to us. These beliefs, assumptions, and expectations may change as a result of many possible events or factors, not all of which are known to us. If a change occurs, our business, financial condition, liquidity, and results of operations may vary materially from those expressed in our forward looking statements. You should carefully consider these risks when you make a decision concerning an investment in our securities, along with the following factors, among others, that may cause actual results to vary from our forward-looking statements:

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

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes market factors such as in interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk and inflation risk.
Interest Rate Risk

Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.
Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest bearing liabilities. Changes in the general level of interest rates can also affect our periodic settlements of interest rate swaps and the value of our interest rate swaps which impact our net income. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the agency securities that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations, including interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA securities, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Index. When we use these types of derivatives to hedge the risk of interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
Our profitability and the value of our investment portfolio (including derivatives used for economic hedging purposes) may be adversely affected during any period as a result of changing interest rates including changes in the forward yield curve. The following table quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the fair value of our investment portfolio value (including derivatives used for economic hedging purposes) should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve. These estimates were compiled using a combination of third-party services, market data and internal models. All changes in income and value are measured as percentage changes from the projected net interest income and investment portfolio value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2011. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lessor degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
Actual results could differ materially from estimates, especially in the current market environment. The accuracy of the projected agency securities prices relies on assumptions that define specific agency securities spreads and varying prepayment assumptions at projected interest rate levels. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. In addition, the table below also does not include the impact of leverage, which generally has the effect of increasing the impact of the percentage change in projected portfolio value on stockholders' equity by a factor of leverage plus one. Lastly, while the tables below reflect the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency securities as a part of our overall management of our investment portfolio.

Change in Interest Rate	Percentage Change in Projected Net Interest Income (1)	Percentage Change in Projected Portfolio Value, with Effect of Derivatives
+100 Basis Points	-3.1%	-0.9%
+50 Basis Points	-0.4%	-0.2%
-50 Basis Points	-2.0%	-0.2%
-100 Basis Points	-13.2%	-0.8%
________________
(1) Includes the effect of periodic interest costs on our interest rate swaps.
Prepayment Risk
Premiums and discounts associated with the purchase of agency MBS are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Changes to the GSE's underwriting standards, further modifications to existing U.S. Government sponsored programs such as HARP, or the implementation of new programs could materially impact prepayment speeds. In addition, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around these estimates. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar agency securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Spread Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI. As of December 31, 2011, the fair value of these securities was $54.7 billion. When the market spread between the yield on our agency securities and U.S. Treasury securities or swap rates widens, the value of our agency securities and/or our net book value could decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of December 31, 2011, we had unrestricted cash and cash equivalents of $1.4 billion and unpledged agency securities of $2.2 billion available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
Extension Risk
The projected weighted-average life and the duration (or interest rate sensitivity) of our investments is based on our Manager’s assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise. These swaps (or swaptions) allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed-rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our repurchase agreements.
However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-only securities, Markit IOS Index total return swaps and certain other supplemental hedging instruments) would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2011 and 2010 and for the years ended December 31, 2011, 2010 and 2009. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

Management's Report on Internal Control over Financial Reporting

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2011, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2011. The effectiveness of our internal control over financial reporting as of December 31, 2011 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited American Capital Agency Corp.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Agency Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

A company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with generally accepted accounting principles. A company's internal control over financial reporting includes those policies and procedures that (1) pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of the assets of the company; (2) provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that receipts and expenditures of the company are being made only in accordance with authorizations of management and directors of the company; and (3) provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of the company's assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Also, projections of any evaluation of effectiveness to future periods are subject to the risk that controls may become inadequate because of changes in conditions, or that the degree of compliance with the policies or procedures may deteriorate.

In our opinion, American Capital Agency Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2011, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Agency Corp at December 31, 2011 and 2010 and the related consolidated statement of operations and comprehensive income, stockholder's equity and cash flows for the years ended December 31, 2011, 2010 and 2009 of American Capital Agency Corp., and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2012

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited the accompanying consolidated balance sheets of American Capital Agency Corp. as of December 31, 2011 and 2010, and the related consolidated statements of operations and comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2011. These financial statements are the responsibility of the Company's management.  Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Agency Corp. at December 31, 2011 and 2010, and the consolidated results of its operations and its cash flows for each of the three years ended December 31, 2011, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Agency Corp.'s internal control over financial reporting as of December 31, 2011, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 23, 2012 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2012

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in thousands, except per share data)

	December 31,
	2011	2010
Assets:
Agency securities, at fair value (including pledged securities of $50,723,703 and $12,270,909, respectively)	$54,682,717	$13,510,280
U.S. Treasury securities, at fair value (pledged security)	100,973	—
Cash and cash equivalents	1,366,895	173,258
Restricted cash	335,904	76,094
Derivative assets, at fair value	82,567	76,593
Receivable for agency securities sold	442,926	258,984
Principal payments receivable	18,834	75,524
Receivable under reverse repurchase agreements	762,899	247,438
Other assets	178,582	57,658
Total assets	$57,972,297	$14,475,829
Liabilities:
Repurchase agreements	$47,681,234	$11,680,092
Other debt	54,061	72,927
Payable for agency securities purchased	1,919,490	727,374
Derivative liabilities, at fair value	852,846	78,590
Dividend payable	313,810	90,798
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	898,636	245,532
Accounts payable and other accrued liabilities	40,417	8,452
Total liabilities	51,760,494	12,903,765
Stockholders’ equity:
Preferred stock, $0.01 par value; 10,000 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300,000 and 150,000 shares authorized, 224,150 and 64,856 shares issued and outstanding, respectively	2,241	649
Additional paid-in capital	5,937,190	1,561,908
Retained (deficit) earnings	(37,922)	78,116
Accumulated other comprehensive income (loss)	310,294	(68,609)
Total stockholders’ equity	6,211,803	1,572,064
Total liabilities and stockholders’ equity	$57,972,297	$14,475,829
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF OPERATIONS
AND COMPREHENSIVE INCOME
(in thousands, except per share data)

	For the year ended December 31,
	2011	2010	2009
Interest income:
Interest income	$1,108,872	$253,005	$127,920
Interest expense	284,575	76,026	43,539
Net interest income	824,297	176,979	84,381
Other income, net:
Gain on sale of agency securities, net	472,975	92,009	49,947
(Loss) gain on derivative instruments and other securities, net	(446,629)	38,389	(4,237)
Total other income, net	26,346	130,398	45,710
Expenses:
Management fees	54,844	11,278	4,668
General and administrative expenses	19,114	7,528	6,477
Total expenses	73,958	18,806	11,145
Income before income tax	776,685	288,571	118,946
Provision for income taxes	6,205	455	335
Net income	770,480	288,116	118,611
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,029,057	(63,968)	32,714
Unrealized (loss) gain on derivative instruments, net	(650,154)	(23,815)	12,066
Other comprehensive income (loss)	378,903	(87,783)	44,780
Comprehensive income	$1,149,383	$200,333	$163,391
Weighted average number of common shares outstanding - basic and diluted	153,344	36,495	17,507
Net income per common share - basic and diluted	$5.02	$7.89	$6.78
Comprehensive income per share - basic and diluted	$7.50	$5.49	$9.33
Dividends declared per common share	$5.60	$5.60	$5.15
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in thousands)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2008	—	$—	15,005	$150	$285,917	$(2,310)	$(25,606)	$258,151
Net income	—	—	—	—	—	118,611	—	118,611
Other comprehensive income:
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	32,714	32,714
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	12,066	12,066
Issuance of common stock	—	—	9,312	93	221,503	—	—	221,596
Issuance of restricted stock	—	—	5	—	—	—	—	—
Stock-based compensation	—	—	—	—	45	—	—	45
Common dividends declared	—	—	—	—	—	(96,361)	—	(96,361)
Balance, December 31, 2009	—	—	24,322	243	507,465	19,940	19,174	546,822
Net income	—	—	—	—	—	288,116	—	288,116
Other comprehensive loss:
Unrealized loss on available- for-sale securities, net	—	—	—	—	—	—	(63,968)	(63,968)
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(23,815)	(23,815)
Issuance of common stock	—	—	40,529	406	1,054,349	—	—	1,054,755
Issuance of restricted stock	—	—	5	—	—	—	—	—
Stock-based compensation	—	—	—	—	94	—	—	94
Common dividends declared	—	—	—	—	—	(229,940)	—	(229,940)
Balance, December 31, 2010	—	—	64,856	649	1,561,908	78,116	(68,609)	1,572,064
Net income	—	—	—	—	—	770,480	—	770,480
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	1,029,057	1,029,057
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(650,154)	(650,154)
Issuance of common stock	—	—	159,282	1,592	4,375,106	—	—	4,376,698
Issuance of restricted stock	—	—	12	—	—	—	—	—
Stock-based compensation	—	—	—	—	176	—	—	176
Common dividends declared	—	—	—	—	—	(886,518)	—	(886,518)
Balance, December 31, 2011	—	$—	224,150	$2,241	$5,937,190	$(37,922)	$310,294	$6,211,803
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in thousands)

	For the year ended December 31,
	2011	2010	2009
Operating activities:
Net income	$770,480	$288,116	$118,611
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	360,681	99,114	26,084
Amortization of interest rate swap termination fee	—	6,278	10,347
Stock-based compensation	176	94	45
Gain on sale of agency securities, net	(472,975)	(92,009)	(49,947)
Loss (gain) on derivative instruments and other securities, net	446,629	(38,389)	4,237
Increase in other assets	(120,924)	(34,029)	(16,356)
Increase in accounts payable and other accrued liabilities	31,965	3,617	209
Net cash provided by operating activities	1,016,032	232,792	93,230
Investing activities:
Purchases of agency securities	(81,484,105)	(22,645,213)	(9,154,890)
Proceeds from sale of agency securities	37,868,448	12,061,961	6,036,601
Purchases of U.S. Treasury securities	(5,163,425)	(1,305,142)	—
Proceeds from sale of U.S. Treasury securities	5,096,171	1,300,175	—
Proceeds from U.S. Treasury securities sold prior to purchase	17,300,545	—	—
Purchases of U.S. Treasury securities sold prior to purchase	(16,781,385)	—	—
Proceeds from reverse repurchase agreements	37,349,460	—	—
Payments made on reverse repurchase agreements	(37,864,780)	(247,438)	—
Net (payments) receipts on other derivative instruments not designated as qualifying hedges	(212,016)	255,853	(9,546)
Principal collections on agency securities	4,633,034	1,581,186	561,894
Net cash used in investing activities	(39,258,053)	(8,998,618)	(2,565,941)
Financing activities:
Cash dividends paid	(663,506)	(173,192)	(80,317)
Increase in restricted cash	(259,810)	(56,466)	(936)
Payments made on interest rate swap terminations	—	—	(16,410)
Proceeds from repurchase arrangements, net	36,001,142	7,838,257	2,495,569
Proceeds from other debt	—	80,822	—
Repayments on other debt	(18,866)	(7,895)	—
Net proceeds from common stock issuances	4,376,698	1,054,755	221,596
Net cash provided by financing activities	39,435,658	8,736,281	2,619,502
Net change in cash and cash equivalents	1,193,637	(29,545)	146,791
Cash and cash equivalents at beginning of period	173,258	202,803	56,012
Cash and cash equivalents at end of period	$1,366,895	$173,258	$202,803

Supplemental disclosure to cash flow information:
Interest paid	$248,535	$65,899	$38,849
Taxes paid	$455	$335	$—
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
American Capital Agency Corp. ("AGNC", the "Company", "we", "us", and "our") was organized in Delaware on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering (“IPO”). Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.
We operate so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Therefore, substantially all of our assets, other than our taxable REIT subsidiary ("TRS"), consist of qualified real estate assets (as defined under the Internal Revenue Code). As a REIT, we are required to distribute annually 90% of our taxable net income, other than taxable net income of our TRS. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We are externally managed by American Capital AGNC Management, LLC (our “Manager”), an affiliate of American Capital, Ltd. (“American Capital”).
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) for which the principal and interest payments are guaranteed by government-sponsored entities, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively referred to as “GSEs”). We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the Federal Home Loan Bank ("FHLB"). We refer to agency MBS and agency debenture securities collectively as "agency securities" and we refer to the specific investment securities in which we invest as our "investment portfolio".
Our principal objective is to preserve our net asset value (also referred to as "net book value", "NAV" and "stockholders' equity") while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from the combination of our net interest income and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through short-term borrowings structured as repurchase agreements.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").
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
Earnings per Share
Basic earnings per share ("EPS") is computed by dividing net income by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.

Accumulated Other Comprehensive Income (Loss)
Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income ("ASC 220") divides comprehensive income into net income and other comprehensive income (loss) ("OCI"), which includes unrealized gains and losses on securities classified as available-for-sale and unrealized gains and losses on derivative financial instruments that are designated and qualify for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging ("ASC 815"). See Derivatives and Hedging Instruments below and Note 5 regarding our discontinuation of cash flow hedge accounting for interest rate swaps during the third quarter of 2011.
Cash and Cash Equivalents
Cash and cash equivalents consist of unrestricted demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value.
Restricted Cash
Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements, interest rate swaps and other derivative instruments. Restricted cash is carried at cost, which approximates fair value.
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our investment securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our investment securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in OCI of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
Interest-only securities and inverse interest-only securities (collectively referred to as “interest-only securities”) represent our right to receive a specified proportion of the contractual interest flows of specific agency CMO securities. Principal-only securities represent our right to receive the contractual principal flows of specific agency CMO securities. Interest-only and principal-only securities are measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income. Our investments in interest-only and principal-only securities are included in agency MBS securities, at fair value on the accompanying consolidated balance sheets.
We estimate the fair value of our investment securities based on a market approach using Level 2 inputs from third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security.
We evaluate securities for other-than-temporary impairment (“OTTI”) on at least a quarterly basis, and more frequently when economic or market conditions warrant such evaluation. The determination of whether a security is other-than-temporarily impaired involves judgments and assumptions based on subjective and objective factors. When an investment security is impaired, an OTTI is considered to have occurred if (i) we intend to sell the investment security (i.e. a decision has been made as the reporting date) or (ii) it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis. If we intend to sell the security or if it is more likely than not that we will be required to sell the investment security before recovery of its amortized cost basis, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value.
We did not recognize any OTTI charges on any of our investment securities for fiscal years 2011, 2010 and 2009 .
Interest Income
Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums and discounts associated with the purchase of investment securities are amortized or accreted into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs (“ASC 310-20”).

We estimate long-term prepayment speeds of our agency securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and based on our Manager’s judgment we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
The yield on our adjustable rate securities further assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin.
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing ("ASC 860"), we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts, including accrued interest, as specified in the respective transactions. Repurchase agreements are carried at cost, which approximates fair value due to their short-term nature.
Manager Compensation
Our management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 7 for the terms of our management agreement and the administrative services agreement between American Capital and our Manager.
Derivative and other Hedging Instruments
We use a variety of derivative instruments to economically hedge a portion of our exposure to market risks, including interest rate and prepayment risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or sell to-be-announced agency MBS forward contracts (“TBAs”), specified agency MBS on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts. We may purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).
We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging (“ASC 815”). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value. Hedging instruments that are not derivatives under ASC 815 are accounted for as securities in accordance with ASC 320.
The accounting for changes in the fair value of derivative instruments depends on whether the instruments are designated and qualify as part of a hedging relationship pursuant to ASC 815.
Changes in fair value related to derivatives not in hedge designated relationships are recorded in gain (loss) on derivative instruments and other securities, net; whereas changes in fair value related to derivatives in hedge designated relationships are initially recorded in OCI and later reclassified to income at the time that the hedged transactions affect earnings. Any portion of the changes in fair value due to hedge ineffectiveness is immediately recognized in gain (loss) on derivative instruments and other securities, net.
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
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.
Discontinuation of hedge accounting for interest rate swap agreements
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For our interest rate swaps to qualify as cash flow hedges pursuant to ASC 815, their monthly reset dates were required to align with the term of an underlying repurchase agreement. This alignment had the effect of limiting our ability to alter or extend the maturity of our repurchase agreements. To provide greater funding flexibility, we determined that it was not beneficial to always match the pricing dates of our swaps and repurchase agreements and, thus, elected to discontinue hedge accounting. Our net asset value was not impacted by our election to discontinue hedge accounting since our net asset value is the same irrespective of whether we apply hedge accounting.
Upon discontinuation of hedge accounting, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI. Following hedge de-designation, on September 30, 2011, the net deferred loss is reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap. However, although the reclassification of accumulated OCI into interest expense is similar to as if the interest rate swaps had not been de-designated, the actual net periodic interest costs associated with our de-designated interest rates swaps may be more or less than amounts reclassified into interest expense. The difference, as well as net periodic interest costs on interest rate swaps that were never in a hedge designation, along with subsequent changes in the fair value of our interest rates swaps, is reported in our consolidated statement of operations and comprehensive income in gain (loss) on derivative instruments and other securities, net. Cash flows from interest rate swaps subsequent to our discontinuance of hedge accounting are classified in investing activities on our consolidated statements of cash flows.
For fiscal year 2011, subsequent to discontinuance of hedge accounting, we reclassified $53.6 million of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps; whereas our total net periodic interest costs related to our de-designated interest rate swaps subsequent to discontinuance of hedge accounting was $82.8 million. The difference of $29.2 million and periodic interest rate costs related to interest rate swaps that we never placed in a hedge designation of $5.8 million (or $35.0 million combined) and other swap losses of $81.1 million are reported in our accompanying consolidated statement of operations and comprehensive income in gain (loss) on derivative instruments and other securities, net. In addition, for fiscal year 2011, we reported $53.6 million of other comprehensive income related to the reversal of deferred losses on de-designated interest rate swaps from accumulated OCI in our accompanying consolidated statement of operations and comprehensive income for the period subsequent to discontinuance of hedge accounting. As of December 31, 2011, the net deferred loss in accumulated OCI related to de-designated interest rate swaps was $690.8 million and the weighted average remaining contractual term was 3.2 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $204.6 million.
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed-rate and receive a floating rate based on one or three-month LIBOR with terms up to 10 years, which has the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities.
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
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option.
TBA securities
A TBA security is a futures contract for the purchase or sale of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. TBA securities are exempt from ASC 815 and are accounted for under ASC 320 if there is no other way to purchase or sell that security, if delivery of that security and settlement will occur within the shortest period possible for that type of security and if it is probable at inception and throughout the term of the individual contract that physical delivery of the security will occur (referred to as the “regular-way” exception). Alternatively, we may designate the TBA security as a qualifying cash flow hedge under ASC 815 if the regular-way exception is not met and at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that the forecasted transaction will occur and the hedging relationship is expected to be highly effective. For TBA security contracts that we have entered into, we have generally not asserted that physical settlement is probable or that the forecasted transaction is probable of occurring and, therefore, we typically have not designated these forward commitments as hedging instruments. Gains and losses associated with TBA contracts not subject to the regular-way exception or not designated as hedging instruments are recognized in our consolidated statement of operations and comprehensive income in gain (loss) on derivative instruments and other securities, net.
We estimate the fair value of TBA securities based on similar methods used to our value agency MBS securities.
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
Forward commitments to purchase or sell specified agency MBS
We enter into a forward commitment to purchase or sell specified agency MBS from time-to-time as a means of acquiring assets or as a hedge against short-term changes in interest rates. Contracts for the purchase or sale of specified agency MBS securities are accounted for as derivatives if the delivery of the specified agency MBS and settlement extends beyond the shortest period possible for that type of security. We may designate the forward commitment as a qualifying cash flow hedge if at the time of the purchase or sale of the security, and throughout the term of the individual contract, it is probable that physical delivery of the security will occur. Realized and unrealized gains and losses associated with forward commitments not designated as hedging instruments are recognized in our consolidated statement of operations and comprehensive income in gain (loss) on derivative instruments and other securities, net.
We estimate the fair value of forward commitments to purchase or sell specified agency MBS based on similar methods used to value agency MBS as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income.
Total return swaps
We enter into total return swaps to obtain exposure to a security or market sector without owning such security or investing directly in that market sector. Total return swaps are agreements in which there is an exchange of cash flows whereby one party commits to make payments based on the total return (coupon plus the mark-to-market movement) of an underlying instrument or index in exchange for fixed or floating rate interest payments. To the extent the total return of the instrument or index underlying the transaction exceeds or falls short of the offsetting interest rate obligation, we will receive a payment from or make a payment to the counterparty.
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
Variable Interest Entities
ASC Topic 810, Consolidation (“ASC 810”), requires a qualitative assessment in determining the primary beneficiary of a variable interest entity (“VIE”) and ongoing assessments of control over such entities as well as additional disclosures for entities that have variable interests in VIEs.
We may enter into transactions involving a CMO trust (e.g. a VIE) whereby we transfer agency MBS to an investment bank in exchange for cash proceeds and at the same time enter into a commitment with the same investment bank to purchase to-be-issued securities collateralized by the agency MBS transferred. We will consolidate a CMO trust (as it relates to the assets transferred or contributed by us and the related liabilities issued by the trust) if we are the CMO trust’s primary beneficiary; that is, if we have a variable interest (or combination of variable interests) that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impacts the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. In determining if we have a controlling financial interest, we evaluate whether we share the power to control the selection of financial assets transferred to the CMO trust with an unrelated party. We may share power in the selection of assets for certain CMO trusts (i.e., both we and the unrelated party must consent to the transfer of such assets to the CMO trust); however, if our economic interest in the CMO trust is disproportionate to the shared power, we may be deemed to be the primary beneficiary.
Income Taxes
We elected to be taxed as a REIT under the provisions of the Internal Revenue Code and the corresponding provisions of state law, commencing with our initial tax year ended December 31, 2008. In order to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Internal Revenue Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT's federal income tax return and paid to stockholders by the last day of the subsequent year.
As a REIT, if we fail to distribute in any calendar year at least the sum of (i) 85% of our ordinary income for such year, (ii) 95% of our capital gain net income for such year and (iii) any undistributed taxable income from the prior year, we are subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (a) the amounts actually distributed and, if applicable, (b) the amounts of income we retained and on which we have paid corporate income tax. Dividends declared by December 31 and paid by January 31 are treated as having been a distribution of our taxable income for the prior tax year.
We and our domestic subsidiary, American Capital Agency TRS, LLC, have made a joint election to treat our subsidiary as a taxable REIT subsidiary. As such, American Capital Agency TRS, LLC, is subject to federal and state income tax.
We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes (“ASC 740”). To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.
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
In May 2011, the FASB issued ASU No. 2011-04, Fair Value Measurement (Topic 820): Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs (“ASU 2011-04”), which largely aligns fair value measurement and disclosure requirements between International Financial Reporting Standards and U.S. GAAP. For U.S. GAAP, the update mainly represents clarifications to Topic 820 as well as some instances where a particular principle or requirement for measuring fair value or disclosing information about fair value measurements has changed. ASU 2011-04 clarifies that (i) the highest and best use concept only applies to non-financial assets, (ii) an instrument classified in shareholders' equity should be measured from the perspective of a market participant holding that instrument as an asset and (iii) quantitative disclosure is required for unobservable inputs used in Level 3 measurements. ASU 2011-04 changes the guidance in Topic 820 so that (i) the fair value of a group of financial assets and financial liabilities with similar risk exposures may be measured on the basis of the entity's net risk exposure, (ii) premiums or discounts may be applied in a fair value measurement under certain circumstances but blockage factors are not permitted and (iii) additional Level 3 disclosures are required, including a narrative description of the sensitivity of the fair value measurement to changes in unobservable inputs. ASU 2011-04 is effective for interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. We do not believe the adoption of ASU 2011-04 will have a material impact on our consolidated financial statements.
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
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”), which requires entities to provide enhanced disclosures about financial instruments and derivative instruments that are either presented on a net basis in the balance sheet or subject to an enforceable master netting arrangement or similar agreement including (i) a description of the rights of offset associated with relevant agreements and (ii) both net and gross information, including amounts of financial collateral, for relevant assets and liabilities. The purpose of the update is to enhance comparability between those companies that prepare their financial statements on the basis of U.S. GAAP and those that prepare their financial statements in accordance with IFRS and enables users of the financial statements to understand the effect or potential effect of the offsetting arrangements on the balance sheet. ASU 2011-11 is effective for fiscal years beginning on or after January 1, 2013, and for interim periods within those years. Disclosures are required retrospectively for all comparative periods presented in an entity's financial statements. Management is currently evaluating the impact on our consolidated financial statements of adopting ASU 2011-11.
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 3. Investment Securities

The following tables summarize our investments in agency MBS as of December 31, 2011 (dollars in thousands):

	As of December 31, 2011
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$37,231,304	$13,736,342	$258,227	$51,225,873
Unamortized discount	(191)	(70)	—	(261)
Unamortized premium	1,659,422	605,737	12,196	2,277,355
Amortized cost	38,890,535	14,342,009	270,423	53,502,967
Gross unrealized gains	679,557	324,201	3,058	1,006,816
Gross unrealized losses	(3,412)	(2,273)	(25)	(5,710)
Total available-for-sale agency MBS, at fair value	39,566,680	14,663,937	273,456	54,504,073
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost(1)	124,322	66,382	—	190,704
Gross unrealized gains	5,983	2,647	—	8,630
Gross unrealized losses	(7,541)	(13,149)	—	(20,690)
Total agency MBS remeasured at fair value through earnings, at fair value	122,764	55,880	—	178,644
Total agency MBS, at fair value	$39,689,444	$14,719,817	$273,456	$54,682,717
Weighted average coupon as of December 31, 2011(2)	4.18%	4.39%	3.74%	4.23%
Weighted average yield as of December 31, 2011(3)	3.03%	3.20%	1.71%	3.07%
Weighted average yield for the year ended December 31, 2011(3)	3.19%	3.20%	2.05%	3.19%
 ________________________

(1)
Interest-only agency MBS strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific agency CMO securities. Principal-only agency MBS strips represent the right to receive contractual principal flows of the UPB of specific agency CMO securities. The UPB of our interest-only agency MBS strips was $1.1 billion and the weighted average contractual interest we are entitled to receive was 5.52% of this amount as of December 31, 2011. The par value of our principal-only agency MBS strips was $40 million as of December 31, 2011.

(2)
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of December 31, 2011.

(3)
Incorporates an average future constant prepayment rate assumption of 14% based on forward rates as of December 31, 2011 and a weighted average reset rate for adjustable rate securities of 2.71%, which is equal to a weighted average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.77%.

	As of December 31, 2011
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$50,535,286	$952,295	$(4,015)	$51,483,566
Adjustable-Rate	2,725,072	50,262	(1,695)	2,773,639
CMO	242,609	4,259	—	246,868
Interest-only and principal-only strips	190,704	8,630	(20,690)	178,644
Total agency MBS	$53,693,671	$1,015,446	$(26,400)	$54,682,717

The following tables summarize our investments in agency MBS as of December 31, 2010 (dollars in thousands):

	As of December 31, 2010
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$8,207,464	$4,599,712	$100,408	$12,907,584
Unamortized discount	(930)	(1,044)	—	(1,974)
Unamortized premium	350,747	220,465	4,670	575,882
Amortized cost	8,557,281	4,819,133	105,078	13,481,492
Gross unrealized gains	56,181	11,929	384	68,494
Gross unrealized losses	(53,893)	(42,356)	(196)	(96,445)
Available-for-sale agency MBS, at fair value	8,559,569	4,788,706	105,266	13,453,541
Agency MBS remeasured at fair value through earnings:
Interest-only strips, amortized cost(1)	18,957	33,447	—	52,404
Gross unrealized gains	1,559	3,356	—	4,915
Gross unrealized losses	(91)	(489)	—	(580)
Agency MBS remeasured at fair value through earnings, at fair value	20,425	36,314	—	56,739
Total agency MBS, at fair value	$8,579,994	$4,825,020	$105,266	$13,510,280
Weighted average coupon as of December 31, 2010(2)	4.63%	4.83%	4.37%	4.70%
Weighted average yield as of December 31, 2010(3)	3.34%	3.28%	2.14%	3.31%
Weighted average yield for the year ended December 31, 2010(3)	3.49%	3.42%	2.22%	3.44%
 ________________________

(1)
Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the UPB of specific CMO securities. The UPB of our interest-only securities was $0.5 billion and the weighted average contractual interest we are entitled to receive was 4.95% of this amount as of December 31, 2010 .

(2)
The weighted average coupon includes the interest cash flows from our interest-only securities taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the UPB of our interest-only securities) as of December 31, 2010.

(3)
Incorporates a weighted average future constant prepayment rate assumption of 12% based on forward rates as of December 31, 2010 and a weighted average reset rate for adjustable rate securities of 2.76%, which is equal to a weighted average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.82%.

	December 31, 2010
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$9,144,352	$39,844	$(82,717)	$9,101,479
Adjustable-Rate	3,942,937	20,955	(13,728)	3,950,164
CMO	394,203	7,695	—	401,898
Interest-only strips	52,404	4,915	(580)	56,739
Total agency MBS	$13,533,896	$73,409	$(97,025)	$13,510,280

As of December 31, 2011 and 2010, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of December 31, 2011 and 2010, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency MBS portfolio is 14% and 12%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in making adjustments for different securities. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of December 31, 2011 and 2010 according to their estimated weighted average life classification (dollars in thousands):

	As of December 31, 2011			As of December 31, 2010
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$282,901	$274,520	4.75%	$—	$—	—%
Greater than 1 year and less than/equal to 3 years	16,697,274	16,475,038	4.10%	133,123	132,520	5.05%
Greater than 3 years and less than/equal to 5 years	34,666,640	33,933,699	4.10%	3,841,282	3,821,992	4.92%
Greater than 5 years	2,857,258	2,819,710	4.15%	9,479,136	9,526,980	4.31%
Total	$54,504,073	$53,502,967	4.11%	$13,453,541	$13,481,492	4.49%

The weighted average life of our interest-only agency MBS strips was 2.3 and 6.2 years as of December 31, 2011 and 2010, respectively. The weighted average life of our principal-only agency MBS strips was 2.3 years as of December 31, 2011. We did not have principal-only agency MBS strips as of December 31, 2010.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for our available-for-sale securities for fiscal years 2011, 2010 and 2009 (in thousands):

Agency Securities Classified as Available-for-Sale	Beginning OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Prior Period Unrealized (Gains) and Losses, Net on Realization	Ending OCI Balance
Fiscal year 2011	$(27,950)	1,511,906	(482,850)	$1,001,106
Fiscal year 2010	$36,018	28,753	(92,721)	$(27,950)
Fiscal year 2009	$3,304	82,661	(49,947)	$36,018

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2011 and 2010 (in thousands):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2011	$1,134,847	$(5,710)	$—	$—	$1,134,847	$(5,710)
December 31, 2010	$7,498,384	$(96,445)	$—	$—	$7,498,384	$(96,445)

As of December 31, 2011, we did not intend to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees, but are rather due to changes in interest rates and prepayment expectations.

Gains and Losses
The following table is a summary of our net gain from the sale of agency MBS for fiscal years 2011, 2010 and 2009 (in thousands):

	Fiscal Year
Agency MBS	2011	2010	2009
Agency MBS sold, at cost	$(37,579,237)	$(12,181,860)	$(6,033,730)
Proceeds from agency MBS sold(1)	38,052,212	12,273,869	6,083,677
Net gains on sale of agency MBS	$472,975	$92,009	$49,947

Gross gains on sale of agency MBS	$510,387	$125,624	$53,286
Gross losses on sale of agency MBS	(37,412)	(33,615)	(3,339)
Net gains on sale of agency MBS	$472,975	$92,009	$49,947
  ________________________

(1)	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For fiscal years 2011 and 2010, we recognized an unrealized loss of $16.4 million and $0.9 million, respectively, in gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income for the change in value of investments in interest-only and principal-only agency MBS strips, net of prior period reversals. For fiscal years 2011 and 2010, we recognized a realized loss of $9.9 million and $0.7 million, in gain on sale of agency securities, net in our consolidated statements of operations and comprehensive income for the sales of interest-only and principal-only agency MBS strips. We did not invest in interest-only or principal-only agency MBS strips during fiscal year 2009.
Pledged Assets
The following tables summarize our securities pledged as collateral under repurchase agreements, other debt, derivative agreements and prime broker agreements by type as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011
Securities Pledged(1)	Fannie Mae	Freddie Mac	Ginnie Mae	U.S. Treasury	Total
Under Repurchase Agreements
Fair value	$36,102,156	$14,054,523	$98,015	$100,973	$50,355,667
Amortized cost	35,450,737	13,739,625	95,758	100,640	49,386,760
Accrued interest on pledged securities	114,833	45,809	319	172	161,133
Under Other Debt Agreements
Fair value	57,974	—	—	—	57,974
Amortized cost	56,623	—	—	—	56,623
Accrued interest on pledged securities	228	—	—	—	228
Under Derivative Agreements
Fair value	415,314	228,414	—	—	643,728
Amortized cost	406,011	223,112	—	—	629,123
Accrued interest on pledged securities	1,421	772	—	—	2,193
Under Prime Broker Agreements
Fair value	70,104	16,541	—	—	86,645
Amortized cost	69,594	21,378	—	—	90,972
Accrued interest on pledged securities	229	256	—	—	485
Total Fair Value of Securities Pledged and Accrued Interest	$36,762,259	$14,346,315	$98,334	$101,145	$51,308,053
 ________________________

(1)	Securities pledged include pledged amounts of $319.3 million related to agency securities sold but not yet settled as of December 31, 2011.

	As of December 31, 2010
Securities Pledged(1)	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Under Repurchase Agreements
Fair value	$7,707,046	$4,554,541	$95,066	$12,356,653
Amortized cost	7,709,785	4,591,245	94,860	12,395,890
Accrued interest on pledged agency securities	27,589	15,642	332	43,563
Under Other Debt Agreements
Fair value	77,906	—	—	77,906
Amortized cost	77,460	—	—	77,460
Accrued interest on pledged agency securities	325	—	—	325
Under Derivative Agreements
Fair value	36,651	30,306	—	66,957
Amortized cost	36,343	30,382	—	66,725
Accrued interest on pledged agency securities	156	118	—	274
Under Prime Broker Agreements
Fair value	6,061	5,997	2,032	14,090
Amortized cost	6,061	6,061	2,024	14,146
Accrued interest on pledged agency securities	28	21	8	57
Total Fair Value of Agency Securities Pledged and Accrued Interest	$7,855,762	$4,606,625	$97,438	$12,559,825
 ________________________
(1) Securities pledged include pledged amounts of $244.7 million related to agency securities sold but not yet settled as of December 31, 2010.

The following table summarizes our securities pledged as collateral under repurchase agreements and other debt by remaining maturity as of December 31, 2011 and 2010 (dollars in thousands):

	As of December 31, 2011(1)			As of December 31, 2010(1)
Remaining Maturity of Repurchase Agreements and Other Debt	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
30 days or less	$19,872,694	$19,461,827	$63,481	$9,909,121	$9,943,239	$35,151
31 - 59 days	16,963,401	16,648,556	55,115	2,525,438	2,530,111	8,737
60 - 90 days	8,337,304	8,178,905	26,217	—	—	—
Greater than 90 days	5,240,242	5,154,095	16,548	—	—	—
Total	$50,413,641	$49,443,383	$161,361	$12,434,559	$12,473,350	$43,888
_______________________

(1)	Securities pledged include pledged amounts of $319.3 million and $244.7 million related to agency securities sold but not yet settled as of December 31, 2011 and 2010, respectively
Securitizations
All of our CMO securities are backed by fixed or adjustable-rate agency MBS and Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest-only and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
As of December 31, 2011 and 2010, the fair value of all of our CMO securities, interest-only securities and principal-only securities, excluding the consolidated CMO trust discussed below, was $425.5 million and $458.6 million, respectively, or $429.4 million and $463.6 million, respectively, including the net asset value of the consolidated CMO trust discussed below. Our maximum exposure to loss related to our CMO securities and interest-only and principal-only securities was $149.9 million and $76.1 million as of December 31, 2011 and 2010, respectively.

We are the primary beneficiary of a CMO trust (a VIE). We are deemed to have a controlling financial interest in the trust because we shared the power to select the assets transferred to the trust with an unrelated third party, but retained a disproportionate economic interest in the trust. As of December 31, 2011 and 2010, we recognized agency securities with a total fair value of $58.0 million and $77.9 million, respectively, and a principal balance of $54.7 million and $73.5 million, respectively, and other debt of $54.1 million and $72.9 million, respectively, in our accompanying consolidated balance sheets, related to the trust. Our involvement with the trust is limited to the agency securities transferred to the trust and the CMO security subsequently held by us. There are no arrangements that could require us to provide financial support to the CMO trust.

Note 4. Repurchase Agreements and Other Debt
We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2011 and 2010, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2011 and 2010 (dollars in thousands):

	As of December 31, 2011			December 31, 2010
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
1 month or less	$2,659,429	0.43%	10	$3,306,175	0.32%	12
1-2 months	9,210,447	0.41%	19	5,648,155	0.31%	20
2-3 months	15,307,328	0.39%	41	1,496,452	0.29%	33
3-6 months	16,474,937	0.37%	53	1,229,310	0.29%	43
6-9 months	2,423,182	0.45%	141	—	—%	—
9 months or greater	1,605,911	0.52%	253	—	—%	—
Total / Weighted Average	$47,681,234	0.40%	51	$11,680,092	0.31%	22
As of December 31, 2011 and 2010, we did not have an amount at risk with any repurchase agreement counterparty greater than 5% of our stockholders’ equity.
Other debt of $54.1 million and $72.9 million as of December 31, 2011 and 2010, respectively, consists of other variable rate debt outstanding at LIBOR plus 25 basis points in connection with the consolidation of a structured transaction for which we are the primary beneficiary in our accompanying financial statements (see Note 3).

Note 5. Derivative and Other Hedging Instruments
In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We may enter into agreements for interest rate swaps, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities, and synthetic total return swaps, such as the IOS Index. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 2.
As of December 31, 2011 and 2010, our derivative and other hedging instruments were comprised primarily of interest rate swaps, which have the effect of economically modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one-month LIBOR with terms up to 10 years.

Derivative and other hedging instruments entered into in addition to interest rate swap agreements are intended to supplement our use of interest rate swaps and we do not currently expect our use of these instruments to be the primary protection against interest rate risk for our portfolio. These instruments are accounted for as derivatives, but are not generally designated as hedges under ASC 815, or as other securities, with any changes in the fair values of the contracts prior to their settlement date included in earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of operations and comprehensive income. We do not use derivative or other hedging instruments for speculative purposes.
Derivatives Designated as Hedging Instruments
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For further information regarding our discontinuation of hedge accounting please refer to Note 2.
The tables below summarize information about our outstanding interest rate swaps designated as cash flow hedges as of December 31, 2010. (dollars in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Balance Sheet Location	As of December 31, 2010
Interest rate swap assets	Derivative assets, at fair value	$33,695
Interest rate swap liabilities	Derivative liabilities, at fair value	(71,417)
		$(37,722)

	As of December 31, 2010
Remaining Term of Interest Rate Swaps Designated as Hedging Instruments	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
1 year or less	$750,000	1.40%	0.26%	$(5,595)	0.7
Greater than 1 year and less than 3 years	2,850,000	1.54%	0.26%	(32,865)	2.5
Greater than 3 years and less than 5 years	2,850,000	1.78%	0.26%	738	4.3
Total	$6,450,000	1.63%	0.26%	$(37,722)	3.1
The table below summarizes activity related to our interest rate swaps designated as hedging instruments during fiscal years 2011, 2010 and 2009 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Expirations/ Terminations	Hedge De-Designations	Ending Notional Amount
Fiscal year 2011	$6,450,000	17,900,000	(450,000)	(23,900,000)	$—
Fiscal year 2010	$2,050,000	4,400,000	—	—	$6,450,000
Fiscal year 2009	$650,000	1,950,000	(550,000)	—	$2,050,000

The table below summarizes the effect of interest rate swaps designated as hedges under ASC 815 on our consolidated statement of operations for fiscal years 2011, 2010 and 2009 (in thousands):

Interest Rate Swaps Designated as Hedging Instruments:	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Fiscal year 2011 (1)	$(706,972)	Interest Expense	$(140,074)	Gain (loss) on derivative instruments and Other securities, net	$(1,552)
Fiscal year 2010	$(20,590)	Interest Expense	$(57,042)	Gain (loss) on derivative instruments and Other securities, net	$(340)
Fiscal year 2009	$12,066	Interest Expense	$(30,832)	Gain (loss) on derivative instruments and Other securities, net	$633
______________

(1)
Fiscal year 2011 includes $53.6 million of loss recognized in earnings and an equal, but offsetting amount, of gain recognized in OCI related to de-designated interest rate swaps. Refer to Note 2 for additional information regarding our discontinuation of hedge accounting for interest rate swaps.

As of December 31, 2011, the amount of net deferred loss related to our de-designated interest rate swaps was $690.8 million, which will be reclassified from OCI into earnings through interest expense over a weighted average remaining contractual term of 3.2 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $204.6 million.
During fiscal years 2011 and 2010, we also held forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges pursuant to ASC 815, summarized in the table below (dollars in thousands). We did not enter into such agreements during fiscal year 2009.

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Fiscal year 2011	$245,000	$—	$(245,000)	$—	$—	—
Fiscal year 2010	$—	$742,437	$(497,437)	$245,000	$(3,225)	1
The table below summarizes the effect of purchases of TBAs and forward settling securities designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for fiscal years 2011 and 2010 (in thousands):

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Fiscal year 2011	$12	$(3,213)	Gain (loss) on derivative instruments and Other securities, net	$—
Fiscal year 2010	$(3,225)	$(3,471)	Gain (loss) on derivative instruments and Other securities, net	$—

Derivatives Not Designated as Hedging Instruments
As of December 31, 2011 and 2010, we had interest rate swap agreements outstanding that were not designated as hedges under ASC 815 summarized in the tables below (dollars in thousands). Interest rate swap agreements where we pay a fixed rate are referred to as "payer interest rate swaps” and interest rate swap agreements where we receive a fixed rate are referred to as “receiver interest rate swaps”.

	As of December 31, 2011
Payer Interest Rate Swaps Not Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$11,350,000	1.22%	0.30%	$(148,797)	2.1
Greater than 3 years and less than/equal to 5 years	16,700,000	1.77%	0.35%	(606,651)	3.9
Greater than 5 years and less than/equal to 7 years	950,000	1.56%	0.57%	(8,690)	5.7
Greater than 7 years and less than/equal to 10 years	1,250,000	1.99%	0.55%	(18,374)	8.2
Total Payer Interest Rate Swaps	$30,250,000	1.57%	0.35%	$(782,512)	3.5
   ________________________

(1)	Amounts include the effect of deferred start dates for forward starting swaps of $2.6 billion ranging from one month to five months from December 31, 2011.
.

		As of December 31, 2010
Interest Rate Swaps Not Designated as Hedging Instruments	Maturity	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Payer Interest Rate Swaps	2015	$250,000	1.66%	0.26%	$4,140	4.9
Receiver Interest Rate Swaps	2015	$200,000	(2.26)%	(0.26)%	$2,743	4.7
As of December 31, 2011 and 2010, we had interest rate swaption agreements outstanding consisting of options to enter into interest rate swaps in the future where we would pay a fixed rate (“payer swaptions”) as summarized in the tables below (dollars in thousands).

	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Pay Rate	Average Receive Rate	Average Term (Years)
As of December 31, 2011	$49,315	$10,569	7	$3,200,000	3.41%	1M / 3M LIBOR	7.7
As of December 31, 2010	$4,596	$16,766	4	$850,000	2.28%	1M LIBOR	5.6
As of December 31, 2011 and 2010, we had contracts to purchase (“long position”) and sell (“short position”) TBA and specified agency securities on a forward basis. Following is a summary of our long and short TBA and forward settling positions as of December 31, 2011 and 2010 (in thousands):

	As of December 31, 2011		As of December 31, 2010
Purchase and Sale Contracts for TBAs and Forward Settling Securities Not Designated as Hedging Instruments	Notional Amount	Fair Value	Notional Amount	Fair Value
TBA securities:
Purchase contracts	$3,187,974	$49,373	$2,282,000	$13,510
Sale contracts	(3,802,500)	(40,485)	(3,290,200)	3,611
TBA securities, net(1)	(614,526)	8,888	(1,008,200)	17,121
Forward settling securities:
Purchase contracts	511,452	5,317	159,303	(1,820)
Forward settling securities, net(2)	511,452	5,317	159,303	(1,820)
Total TBA and forward settling securities, net	$(103,074)	$14,205	$(848,897)	$15,301
  ________________________

(1)	Includes 15-year and 30-year TBA securities of varying coupons

(2)	Includes 15-year, 20-year and 30-year fixed securities of varying coupons

As of December 31, 2011, we had total return swaps outstanding linked to the Markit IOS Index, summarized in the table below.

(in thousands)		As of December 31, 2011
Position	Markit IOS Sub-Index	Notional Amount	Expiration Date	Fair Value (1)
Long	5.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	$41,109	January 2039	$(175)

Short	5.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	(109,350)	January 2039	465
	5.0%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	(49,894)	January 2040	430
	5.5%, 30-Year, Fixed Rate, Fannie Mae MBS Pools	(46,678)	January 2039	478
Total Short		(205,922)		1,373
Net		$(164,813)		$1,198
________________________
(1) As of December 31, 2011, the underlying linked index values of our total return swaps totaled $28.5 million

The table below summarizes fair value information about our derivatives outstanding that were not designated as hedging instruments as of December 31, 2011 and 2010 (in thousands).

		As of
Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	December 31, 2011	December 31, 2010
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	$54,740	$2,929
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	3,362	16,320
Markit IOS total return swaps - short	Derivative assets, at fair value	1,373	—
Interest rate swaps	Derivative assets, at fair value	12,523	6,883
Payer swaptions	Derivative assets, at fair value	10,569	16,766
		$82,567	$42,898
Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	$(50)	$(2,193)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(43,847)	(1,755)
Interest rate swaps	Derivative liabilities, at fair value	(795,035)	—
U.S. Treasury futures	Derivative liabilities, at fair value	(13,739)	—
Markit IOS total return swaps - long	Derivative liabilities, at fair value	(175)	—
		$(852,846)	$(3,948)
  Additionally, as of December 31, 2011 and 2010, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $898.6 million and $245.5 million, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $880.0 million and $244.8 million, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income.

The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statement of operations and comprehensive income for fiscal years 2011 and 2010 (in thousands):

	Fiscal Year 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Additions Due to Hedge De-Designations	Settlement, Expiration or Exercise	Notional Amount as of December 31, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$512,303	51,486,628	—	(48,299,504)	$3,699,427	$160,064
Sale of TBA and forward settling agency securities	$1,361,200	100,077,087	—	(97,635,787)	$3,802,500	(302,148)
Put options	$—	200,000	—	(200,000)	$—	1,133
Interest rate swaps	$50,000	6,750,000	23,900,000	(450,000)	$30,250,000	(119,725)
Payer swaptions	$850,000	5,600,000	—	(3,250,000)	$3,200,000	(63,212)
Receiver swaptions	$—	250,000	—	(250,000)	$—	(736)
Short sales of U.S. Treasury securities	$250,000	15,794,000	—	(15,164,000)	$880,000	(133,803)
U.S. Treasury futures Long	$—	50,000	—	(50,000)	$—	250
U.S. Treasury futures Short	$—	1,133,200	—	(350,000)	$783,200	(12,137)
Markit IOS total return swaps - long	$—	1,195,124	—	(1,154,015)	$41,109	(6,507)
Markit IOS total return swaps - short	$—	685,453	—	(479,531)	$205,922	14,426
						$(462,395)
  ________________________________

(1)
This amount excludes $16.4 million recorded as a loss for interest-only and principal-only securities re-measured at fair value through earnings, a loss of $1.6 million for hedge ineffectiveness on our outstanding interest rate swaps designated as hedging instruments and a net gain of $33.7 million on U.S. Treasury securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income for fiscal year 2011.

	Fiscal Year 2010
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Expiration or Exercise	Notional Amount as of December 31, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$596,516	6,662,020	(6,746,233)	$512,303	$18,838
Sale of TBA and forward settling agency securities	$616,747	16,937,439	(16,192,986)	$1,361,200	11,504
Interest rate swaps	$—	350,000	(300,000)	$50,000	(3,178)
Payer swaptions	$200,000	850,000	(200,000)	$850,000	19,080
Receiver swaptions	$100,000	300,000	(400,000)	$—	(169)
Put options	$—	75,000	(75,000)	$—	(328)
Short sales of U.S. Treasury securities	$—	750,000	(500,000)	$250,000	(1,713)
					$44,034
  ______________________
(1) This amount excludes $0.9 million recorded as a loss for interest-only securities re-measured at fair value through earnings, a loss of $0.3 million for hedge ineffectiveness on our outstanding interest rate swaps and a loss of $4.4 million on U.S. Treasury securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of operations and comprehensive income for fiscal year 2010.

	Fiscal Year 2009
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2008	Additions	Settlement, Expiration or Exercise	Notional Amount as of December 31, 2009	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$—	646,516	(50,000)	$596,516	$(2,657)
Sale of TBA and forward settling agency securities	$—	2,736,747	(2,120,000)	$616,747	(1,431)
Payer swaptions	$—	200,000	—	$200,000	241
Receiver swaptions	$—	100,000	—	$100,000	(74)
					$(3,921)
______________________
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
As of December 31, 2011, the fair value of our interest rate swaps in a liability position related to these agreements was $791.8 million. We had agency securities with fair values of $643.7 million, and restricted cash of $306.1 million, or $949.8 million in total agency securities and restricted cash, pledged as collateral against our interest rate swaps, including initial collateral posted upon execution of interest rate swap and total return swap transactions. As of December 31, 2011, termination values of interest rate swaps in a liability position totaled $785.6 million. The difference between the fair value liability and the termination liability represents accrued interest and an adjustment for nonperformance risk of our counterparties.

Note 6. Fair Value Measurements
ASC 820 provides for a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument’s categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during fiscal years 2011 and 2010. The three levels of hierarchy are defined as follows:

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
Our investment securities and derivative and hedging assets and liabilities were valued based on the income or market approach using Level 2 inputs as of December 31, 2011 and 2010, except for investments in U.S. Treasury securities, U.S. Treasury futures and obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements, which were valued based on Level 1 inputs. The following table provides a summary of the our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2011 and 2010 (dollars in thousands):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
As of December 31, 2011
Assets:
Agency securities	$—	$54,682,717	$—
U.S. Treasury securities	100,973	—	—
Interest rate swaps	—	12,523	—
Other derivative instruments	—	70,044	—
Total	$100,973	$54,765,284	$—
Liabilities:
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	$898,636	$—	$—
U.S. Treasury futures	13,739	—
Interest rate swaps	—	795,035	—
Other derivative instruments	—	44,072	—
Total	$912,375	$839,107	$—

As of December 31, 2010
Assets:
Agency securities	$—	$13,510,280	$—
Interest rate swaps	—	40,578	—
Other derivative instruments	—	36,015	—
Total	$—	$13,586,873	$—
Liabilities:
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	$245,532	$—	$—
Interest rate swaps	—	71,417	—
Other derivative instruments	—	7,173	—
Total	$245,532	$78,590	$—

Note 7. Management Agreement and Related Party Transactions
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. The management agreement has been renewed through May 20, 2013 and provides for automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of each subsequent automatic annual renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were to not renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of the majority of our independent directors. We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For fiscal years 2011, 2010 and 2009, we recorded an expense for management fees of $54.8 million, $11.3 million and $4.7 million, respectively.
We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For fiscal years 2011, 2010 and 2009, we recorded expense reimbursements to our Manager of $7.0 million, $3.2 million and $3.0 million, respectively. As of December 31, 2011 and 2010, $8.1 million and $1.7 million was payable to our Manager, respectively.
Concurrent with our IPO, American Capital purchased five million shares of our common stock in a private placement at our IPO price of $20.00 per share for aggregate proceeds of $100 million. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. In November 2010, through a subsequent private placement, American Capital sold its remaining 2.5 million shares of our common stock that it had purchased in the original private placement. As of December 31, 2011 American Capital does not hold any shares of our common stock.

Note 8. Income Taxes
The following table summarizes dividends declared for fiscal years 2011, 2010 and 2009 and their related tax characterization (in thousands, except per share amounts):

			Tax Characterization of Dividends
Dividends Declared	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Long-Term Capital Gains Per Share
Fiscal year 2011	$5.60	$886,518	$5.33	$0.27
Fiscal year 2010	$5.60	$229,940	$4.93	$0.67
Fiscal year 2009	$5.15	$96,361	$5.01	$0.14
As of December 31, 2011, we had estimated undistributed taxable income of $180 million that we expect to declare by the extended due date of our 2011 federal income tax return and pay in 2012. Accordingly, we do not expect to incur any income tax liability on our 2011 taxable income.
For fiscal years 2011, 2010 and 2009, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2, and consequently we accrued an excise tax of $2.6 million, $0.5 million and $0.3 million, respectively, which is included in our provision for income taxes on our accompanying consolidated statements of operations and comprehensive income.
For fiscal year 2011, we recorded an income tax provision attributable to our TRS of $3.6 million, consisting of a $3.4 million current provision and a $0.2 million deferred provision, which is included in our provision for income taxes on our accompanying consolidated statements of operations and comprehensive income. The statutory combined federal and state corporate tax rate for our TRS was 39.45% for fiscal year 2011. For fiscal years 2010 and 2009, we had no activity in our TRS.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2011, 2010 and 2009. Our tax returns for tax years 2008 through 2011 are open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 9. Stockholders' Equity
Long-term Incentive Plan
We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. During fiscal years 2011, 2010 and 2009, our independent directors received restricted common stock awards under the plan. The restricted stock awards have a grant date fair value equal to the price of our common stock on such date and vest annually over three years. During fiscal year 2011, we granted 3,000 shares of restricted stock to each independent director, or a total of 12,000 shares, with a weighted average grant date fair value of $29.05 per share. During each of fiscal years 2010 and 2009, we granted 1,500 shares of restricted stock to each independent director, or a total of 4,500 shares, with a grant date fair value of $25.73 per share and $23.80 per share, respectively. As of December 31, 2011, the plan had 74,500 common shares remaining available for future issuance under the plan. As of December 31, 2011 and 2010, we had unrecognized compensation expense of $325,723 and $153,000 related to unvested shares of restricted stock, respectively. We recorded compensation expense of $176,059, $94,297 and $44,479 related to restricted stock awards during fiscal years 2011, 2010 and 2009, respectively.
Equity Offerings
During fiscal years fiscal years 2011, 2010 and 2009, we completed follow-on public offerings of shares of our common stock summarized in the table below (in thousands, except per share amounts):

Public Offering	Price Received Per Share (1)	Shares	Net Proceeds (2)
Fiscal Year 2011
January 2011	$28.00	26,910	$719,250
March 2011(3)	$27.72	32,200	892,233
June 2011(3)	$27.56	49,680	1,368,818
November 2011(3)	$27.36	40,530	1,108,497
Total fiscal year 2011		149,320	$4,088,798

Fiscal Year 2010
May 2010	$25.75	6,900	$168,963
October 2010	$26.00	13,225	328,264
December 2010 (3)	$27.44	8,269	226,647
Total fiscal year 2010		28,394	$723,874

Fiscal Year 2009
August 2009	$23.30	4,313	$95,341
October 2009	$26.60	5,000	126,255
Total fiscal year 2009		9,313	$221,596
   ________________________

(1)	Price received per share is gross of underwriters’ discount, if applicable.

(2)	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.

(3)
Shares of our common stock were sold to underwriters, who sold the shares in one or more transactions on the Nasdaq Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.

At-the-Market Offering Program
During fiscal years 2011 and 2010, we entered into sales agreements with underwriters to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time. During fiscal year 2011, we sold 9.4 million shares of our common stock under a sales agreement at an average offering price of $29.25 per share for proceeds, net of the underwriter’s discount and other program costs, of $273.0 million. During fiscal year 2010, we sold 4.4 million shares of our common stock under a sales agreement at an average offering price of $29.13 per share for proceeds, net of the underwriter’s discount and other program costs, of $126.6 million. As of December 31, 2011, 26.2 million shares of our common stock remain available for issuance under the sales agreements.

Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal years 2011 and 2010, we issued 0.5 million and 7.7 million shares under the plan for net cash proceeds of $14.9 million and $204.3 million, respectively. We did not issue any shares under the plan for the fiscal year 2009. As of December 31, 2011, 4.7 million shares of our common stock remain available for issuance under the plan.

Note 10. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income for fiscal years 2011 and 2010 (in thousands, except per share data).

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Interest income:
Interest income	$164,493	$264,728	$326,754	$352,897
Interest expense	35,648	63,816	95,036	90,075
Net interest income	128,845	200,912	231,718	262,822
Other income:
Gain on sale of agency securities, net	4,220	93,892	262,768	112,095
Gain (loss) on derivative instruments and other securities, net	11,529	(100,013)	(221,506)	(136,639)
Total other income, net	15,749	(6,121)	41,262	(24,544)
Expenses:
Management fees	8,454	12,423	15,634	18,333
General and administrative expenses	2,597	4,546	5,845	6,126
Total expenses	11,051	16,969	21,479	24,459
Income before taxes	133,543	177,822	251,501	213,819
Provision for income taxes	—	—	1,100	5,105
Net income	133,543	177,822	250,401	208,714
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net	(39,802)	318,899	535,439	214,521
Unrealized gain (loss) on derivative instruments, net	61,126	(252,664)	(512,208)	53,592
Other comprehensive income	21,324	66,235	23,231	268,113
Comprehensive income	$154,867	$244,057	$273,632	$476,827
Weighted average number of common shares outstanding-basic and diluted	90,304	130,467	180,725	210,263
Net income per common share - basic and diluted	$1.48	$1.36	$1.39	$0.99
Comprehensive income per share - basic and diluted	$1.71	$1.87	$1.51	$2.27
Dividends declared per common share	$1.40	$1.40	$1.40	$1.40

	Quarter Ended
	March 31, 2010	June 30, 2010	September 30, 2010	December 31, 2010
Interest income:
Interest income	$38,797	$50,589	$62,600	$101,019
Interest expense	15,510	17,348	18,531	24,637
Net interest income	23,287	33,241	44,069	76,382
Other income:
Gain on sale of agency securities, net	27,408	29,585	24,565	10,451
Gain (loss) on derivative instruments and other securities, net	5,920	(21,867)	(3,733)	58,069
Total other income, net	33,328	7,718	20,832	68,520
Expenses:
Management fees	1,784	2,314	2,697	4,483
General and administrative expenses	1,681	1,787	1,926	2,134
Total expenses	3,465	4,101	4,623	6,617
Income before taxes	53,150	36,858	60,278	138,285
Provision for income taxes	—	—	250	205
Net income	53,150	36,858	60,028	138,080
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,933	59,484	11,660	(137,045)
Unrealized (loss) gain on derivative instruments, net	(13,476)	(38,906)	(38,620)	67,187
Other comprehensive income (loss)	(11,543)	20,578	(26,960)	(69,858)
Comprehensive income	$41,607	$57,436	$33,068	$68,222
Weighted average number of common shares outstanding-basic and diluted	25,002	29,872	35,495	55,291
Net income per common share - basic and diluted	$2.13	$1.23	$1.69	$2.50
Comprehensive income per share - basic and diluted	$1.66	$1.92	$0.93	$1.23
Dividends declared per common share	$1.40	$1.40	$1.40	$1.40

Note 11. Subsequent Event
On February 6, 2012, our Board of Directors declared a first quarter 2012 dividend of $1.25 per share payable on April 27, 2012 to common shareholders of record as of March 7, 2012, with an ex-dividend date of March 5, 2012.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2011. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

Management's Report on Internal Control over Financial Reporting

Management's Report on Internal Control over Financial Reporting is included in “Item 8.-Financial Statements and Supplementary Data.”
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month or twelve month period ended December 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information.

None.
PART III
Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2012 Annual Meeting of Stockholders (the “2012 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, "EXECUTIVE OFFICERS", “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11. Executive Compensation.

Information in response to this Item is incorporated herein by reference to the information provided in the 2012 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated herein by reference to the information provided in the 2012 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this Item is incorporated herein by reference to the information provided in the 2012 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services.

Information in response to this Item is incorporated herein by reference to the information provided in the 2012 Proxy Statement under the heading “PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANT.”

Item 15.     Exhibits and Financial Statement Schedules

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2011 and 2010

Consolidated Statements of Operations and Comprehensive Income for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Stockholders' Equity for the years ended December 31, 2011, 2010 and 2009

Consolidated Statements of Cash Flows for the years ended December 31, 2011, 2010 and 2009

(2)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit No.	Description

*3.1
American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34057), filed August 9, 2011.

3.2	American Capital Agency Corp. Second Amended and Restated Bylaws, as amended, filed herewith.

*4.1
Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended June 30, 2011 (File No. 001-34057), filed August 9, 2011.

4.2	Instruments defining the rights of holders of securities: See Article VI of our Second Amended and Restated Bylaws, as amended, filed herewith as Exhibit 3.2.

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

*10.1
Management Agreement between American Capital Agency Corp. and American Capital Agency Management, LLC, dated May 20, 2008, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended June 30, 2008 (File No. 001-34057), filed August 14, 2008.

*10.2
Assignment and Amendment Agreement, dated July 29, 2011, among American Capital Agency Management, LLC, American Capital AGNC Management, LLC and American Capital Agency Corp., incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34057), filed November 7, 2011.

*10.3
Amendment and Joinder Agreement, dated September 30, 2011, between American Capital Agency TRS, LLC and American Capital AGNC Management, LLC, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34057), filed November 7, 2011.

†*10.4
American Capital Agency Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.1 of Registration Statement on Form S-8 (File No. 333-151027) filed May 20, 2008.

†*10.5	Form of Restricted Stock Agreement for independent directors, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed December 12, 2011.

*10.6
Underwriting Agreement, dated January 13, 2011, among American Capital Agency Corp., American Capital Agency Management, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and UBS Securities LLC, as representatives of the several underwriters listed on Schedule I attached thereto, incorporated herein by reference to Exhibit 10.1 of Form 10-Q (File No. 001-34057), filed May 6, 2011.

*10.7
Underwriting Agreement, dated March 21, 2011, among American Capital Agency Corp., American Capital Agency Management, LLC, Merrill Lynch, Pierce, Fenner and Smith Incorporated, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. Credit Suisse Securities (USA) LLC and Deutsche Bank Securities Inc., as representatives of the several underwriters listed on Schedule I attached thereto, incorporated herein by reference to Exhibit 10.2 of Form 10-Q (File No. 001-34057), filed May 6, 2011.

*10.8
Underwriting Agreement, dated June 22, 2011, among American Capital Agency Corp., American Capital Agency Management, LLC, Citigroup Global Markets Inc., J.P. Morgan Securities LLC, UBS Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters listed on Schedule I attached thereto, incorporated herein by reference to Exhibit 10.1 of Form 10-Q (File No. 001-34057), filed August 9, 2011.

10.9
Underwriting Agreement, dated October 26, 2011, among American Capital Agency Corp., American Capital AGNC Management, LLC, Citigroup Global Markets Inc., Deutsche Bank Securities Inc. and J.P. Morgan Securities LLC, as representatives of the several underwriters listed on Schedule I attached thereto, filed herewith.

10.10	Sales Agreement, dated December 1, 2011, among American Capital Agency Corp., American Capital AGNC Management, LLC and Cantor Fitzgerald & Co., filed herewith.

10.11	Sales Agreement, dated December 1, 2011, among American Capital Agency Corp., American Capital AGNC Management, LLC and Mitsubishi UFJ Securities (USA), Inc., filed herewith.

*14
American Capital Agency Corp. Code of Ethics and Conduct, adopted May 12, 2008, incorporated herein by reference to Exhibit 14.1 of Form 10-K for the year ended December 31, 2010 (File No. 001-34057), filed February 25, 2011.

21	Subsidiaries of the Company and jurisdiction of incorporation:
1) American Capital Agency TRS, LLC, a Delaware limited liability company

23	Consent of Ernst & Young LLP, filed herewith

24	Powers of Attorneys of directors and officers, filed herewith.

31.1	Certification of CEO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
______________________
*    Fully or partly previously filed
†    Management contract or compensatory plan or arrangement

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	February 23, 2012

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	*	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2012
Malon Wilkus

	/s/ JOHN R. ERICKSON	Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 23, 2012
John R. Erickson

	*	Director	February 23, 2012
Robert M. Couch

	*	Director	February 23, 2012
Morris A. Davis

	*	Director	February 23, 2012
Randy E. Dobbs

	*	Director	February 23, 2012
Samuel A. Flax

	*	Director	February 23, 2012
Larry K. Harvey

	*	Director	February 23, 2012
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson
Attorney-in-fact