Form 10-Q
period 2012-03-31
American Capital Agency Corp
filed 2012-05-10
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2012 was 299,992,970

AMERICAN CAPITAL AGENCY CORP.

PART I.-FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2012	December 31, 2011
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $72,598 and $50,725, respectively)	$80,570	$54,683
U.S. Treasury securities, at fair value (pledged security)	—	101
Cash and cash equivalents	1,762	1,367
Restricted cash	315	336
Derivative assets, at fair value	184	82
Receivable for agency securities sold	1,706	443
Receivable under reverse repurchase agreements	3,613	763
Other assets	267	197
Total assets	$88,417	$57,972
Liabilities:
Repurchase agreements	$69,816	$47,681
Other debt	50	54
Payable for agency securities purchased	4,852	1,919
Derivative liabilities, at fair value	827	853
Dividend payable	286	314
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	3,816	899
Accounts payable and other accrued liabilities	52	40
Total liabilities	79,699	51,760
Stockholders’ equity:
Preferred stock, $0.01 par value; 10 shares authorized, 0 shares issued and outstanding, respectively	—	—
Common stock, $0.01 par value; 300 shares authorized, 300 and 224 shares issued and outstanding, respectively	3	2
Additional paid-in capital	8,141	5,937
Retained earnings (deficit)	317	(38)
Accumulated other comprehensive income	257	311
Total stockholders’ equity	8,718	6,212
Total liabilities and stockholders’ equity	$88,417	$57,972
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2012	2011
Interest income:
Interest income	$514	$165
Interest expense	106	36
Net interest income	408	129
Other income, net:
Gain on sale of agency securities, net	216	4
Gain on derivative instruments and other securities, net	47	12
Total other income, net	263	16
Expenses:
Management fees	22	8
General and administrative expenses	6	3
Total expenses	28	11
Income before income tax	643	134
Provision for income taxes	2	—
Net income	641	134
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net	(106)	(40)
Unrealized gain on derivative instruments, net	52	61
Other comprehensive (loss) income	(54)	21
Comprehensive income	$587	$155
Weighted average number of common shares outstanding - basic and diluted	241	90
Net income per common share - basic and diluted	$2.66	$1.48
Comprehensive income per share - basic and diluted	$2.44	$1.71
Dividends declared per common share	$1.25	$1.40
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	224	$2	$5,937	$(38)	$311	$6,212
Net income	—	—	—	—	—	641	—	641
Other comprehensive income:
Unrealized loss on available- for-sale securities, net	—	—	—	—	—	—	(106)	(106)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	52	52
Issuance of common stock	—	—	76	1	2,204	—	—	2,205
Common dividends declared	—	—	—	—	—	(286)	—	(286)
Balance, March 31, 2012 (Unaudited)	—	—	300	$3	$8,141	$317	$257	$8,718
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three months ended March 31,
	2012	2011
Operating activities:
Net income	$641	$134
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	100	48
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	52	—
Gain on sale of agency securities, net	(216)	(4)
Gain on derivative instruments and other securities, net	(47)	(12)
Increase in other assets	(70)	(46)
Increase in accounts payable and other accrued liabilities	12	8
Net cash provided by operating activities	472	128
Investing activities:
Purchases of agency securities	(34,298)	(14,688)
Proceeds from sale of agency securities	8,196	1,900
Principal collections on agency securities	1,895	795
Purchases of U.S. Treasury securities	(2,016)	(410)
Proceeds from sale of U.S. Treasury securities	2,118	411
Proceeds from U.S. Treasury securities sold prior to purchase	11,000	3,200
Purchases of U.S. Treasury securities sold prior to purchase	(8,031)	(3,448)
Proceeds from reverse repurchase agreements	12,375	2,939
Payments made on reverse repurchase agreements	(15,223)	(2,691)
Net (payments) receipts on other derivative instruments not designated as qualifying hedges	(136)	20
Decrease in restricted cash	21	1
Net cash used in investing activities	(24,099)	(11,971)
Financing activities:
Proceeds from repurchase arrangements, net	22,135	10,314
Repayments on other debt	(4)	(5)
Net proceeds from common stock issuances	2,205	1,753
Cash dividends paid	(314)	(91)
Net cash provided by financing activities	24,022	11,971
Net change in cash and cash equivalents	395	128
Cash and cash equivalents at beginning of period	1,367	173
Cash and cash equivalents at end of period	$1,762	$301
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
We operate so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Therefore, substantially all of our assets, other than our taxable REIT subsidiary ("TRS"), consist of qualified real estate assets (as defined under the Internal Revenue Code). As a REIT, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We are externally managed by American Capital AGNC Management, LLC (our “Manager”), an affiliate of American Capital, Ltd. (“American Capital”).
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations (“CMOs”) for which the principal and interest payments are guaranteed by government-sponsored entities, such as the Federal National Mortgage Association (“Fannie Mae”) and the Federal Home Loan Mortgage Corporation (“Freddie Mac”), or by a U.S. Government agency, such as the Government National Mortgage Association (“Ginnie Mae”) (collectively referred to as “GSEs”). We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the Federal Home Loan Bank ("FHLB"). We refer to agency MBS and agency debenture securities collectively as "investment securities" and we refer to the specific investment securities in which we invest as our "investment portfolio".
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
Note 3. Summary of Significant Accounting Policies
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our investment securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our investment securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in other comprehensive income ("OCI") a separate component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
Interest-only securities and inverse interest-only securities (collectively referred to as “interest-only securities”) represent our right to receive a specified proportion of the contractual interest flows of specific agency CMO securities. Principal-only securities represent our right to receive the contractual principal flows of specific agency CMO securities. Interest-only and principal-only securities are measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our investments in interest-only and principal-only securities are included in agency MBS securities, at fair value on the accompanying consolidated balance sheets.
We estimate the fair value of our investment securities based on a market approach using Level 2 inputs from third-party pricing services and dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Refer to Note 7 for further discussion of fair value measurements.
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
We did not recognize any OTTI charges on any of our investment securities for the three months ended March 31, 2012 and 2011.
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
Discontinuation of hedge accounting for interest rate swap agreements
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility by obviating the need to always match the pricing dates of our repurchase agreements with our swaps as was required under hedge accounting. Our net asset value was not impacted by our election to discontinue hedge accounting since our net asset value is the same irrespective of whether we apply hedge accounting.
Upon discontinuation of hedge accounting, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap. Although the reclassification of accumulated OCI into interest expense is similar to as if the interest rate swaps had not been de-designated, the actual net periodic interest costs associated with our de-designated interest rates swaps may be more or less than amounts reclassified into interest expense. The difference, as well as net periodic interest costs on interest rate swaps that were never in a hedge designation, along with subsequent changes in the fair value of our interest rates swaps, is reported in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net.
Cash flows from interest rate swaps subsequent to our discontinuance of hedge accounting are classified in investing activities on our consolidated statements of cash flows.
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with short-term borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one or three-month LIBOR ("payer swap") with terms up to 10 years, which has the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities.
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
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our swaption agreements typically provide us the option to enter into a pay fixed rate interest rate swap, which we refer as “payer swaptions”. We may also enter into swaption agreements that provide us the option to enter into a receive fixed interest rate swap, which we refer to as "receiver swaptions". The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income. If a swaption expires unexercised, the loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
We estimate the fair value of interest rate swaptions based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option.
TBA securities
A TBA security is a futures contract for the purchase ("long position") or sale ("short position") of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The difference between the contract price and the fair value of the TBA security is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income. Upon settlement of the TBA contract, the realized gain or loss on the TBA contract is equal to the difference between the fair value of the underlying agency MBS physically delivered and the contract price, or if cash settled, is equal to the net cash amount paid or received.
We estimate the fair value of TBA securities based on similar methods used to value our agency MBS securities.
Forward commitments to purchase or sell specified agency MBS
We enter into forward commitments to purchase or sell specified agency MBS from time-to-time as a means of acquiring assets or as a hedge against short-term changes in interest rates. We account for contracts for the purchase or sale of specified agency MBS securities as derivatives if the delivery of the specified agency MBS and settlement extends beyond the shortest period possible for that type of security. Realized and unrealized gains and losses associated with forward commitments are recognized in our consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net.
We estimate the fair value of forward commitments to purchase or sell specified agency MBS based on similar methods used to value agency MBS, as well as the remaining length of time of the forward commitment.
U.S. Treasury securities
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Gains and losses associated with purchases and short sales of U.S. Treasury securities are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
The primary total return swap index in which we invest is the Markit IOS Index. Total return swaps based on the Markit IOS Index are intended to synthetically replicate the performance of interest-only securities. We determine the fair value of our total return swaps based on published index prices. Gains and losses associated with changes in market value of the underlying index and coupon interest are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective December 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect this guidance to have a material effect on our financial statements.
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 4. Investment Securities

The following tables summarize our investments in agency MBS as of March 31, 2012 (dollars in millions):

	March 31, 2012
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$55,938	$19,746	$302	$75,986
Unamortized premium	2,588	920	15	3,523
Amortized cost	58,526	20,666	317	79,509
Gross unrealized gains	679	352	3	1,034
Gross unrealized losses	(120)	(20)	—	(140)
Total available-for-sale agency MBS, at fair value	59,085	20,998	320	80,403
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost (1)	114	64	—	178
Gross unrealized gains	6	2	—	8
Gross unrealized losses	(6)	(13)	—	(19)
Total agency MBS remeasured at fair value through earnings	114	53	—	167
Total agency MBS, at fair value	$59,199	$21,051	$320	$80,570
Weighted average coupon as of March 31, 2012 (2)	3.95%	4.13%	3.78%	3.99%
Weighted average yield as of March 31, 2012 (3)	3.09%	2.98%	1.71%	3.06%
Weighted average yield for the three months ended March 31, 2012 (3)	3.32%	3.33%	1.84%	3.32%
 ________________________

1.
Interest-only agency MBS strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific agency CMO securities. Principal-only agency MBS strips represent the right to receive contractual principal flows of the UPB of specific agency CMO securities. The UPB of our interest-only agency MBS strips was $1.0 billion and the weighted average contractual interest we are entitled to receive was 5.56% of this amount as of March 31, 2012. The par value of our principal-only agency MBS strips was $37 million as of March 31, 2012.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of March 31, 2012.

3.
Incorporates a weighted average future constant prepayment rate assumption of 9% based on forward rates as of March 31, 2012 and a weighted average reset rate for adjustable rate securities of 2.69%, which is equal to a weighted average underlying index rate of 0.93% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.76%.

	March 31, 2012
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$76,839	$974	$(138)	$77,675
Adjustable-Rate	2,446	56	(2)	2,500
CMO	224	4	—	228
Interest-only and principal-only strips	178	8	(19)	167
Total agency MBS	$79,687	$1,042	$(159)	$80,570

The following tables summarize our investments in agency MBS as of December 31, 2011 (dollars in millions):

	December 31, 2011
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$37,232	$13,736	$258	$51,226
Unamortized premium	1,659	606	12	2,277
Amortized cost	38,891	14,342	270	53,503
Gross unrealized gains	680	324	3	1,007
Gross unrealized losses	(4)	(2)	—	(6)
Available-for-sale agency MBS, at fair value	39,567	14,664	273	54,504
Agency MBS remeasured at fair value through earnings:
Interest-only strips, amortized cost (1)	124	67	—	191
Gross unrealized gains	6	3	—	9
Gross unrealized losses	(8)	(13)	—	(21)
Agency MBS remeasured at fair value through earnings	122	57	—	179
Total agency MBS, at fair value	$39,689	$14,721	$273	$54,683
Weighted average coupon as of December 31, 2011 (2)	4.18%	4.39%	3.74%	4.23%
Weighted average yield as of December 31, 2011 (3)	3.03%	3.20%	1.71%	3.07%
Weighted average yield for the year ended December 31, 2011 (3)	3.19%	3.20%	2.05%	3.19%
 ________________________

1.
Interest-only securities represent the right to receive a specified portion of the contractual interest flows of the UPB of specific CMO securities. The UPB of our interest-only securities was $1.1 billion and the weighted average contractual interest we are entitled to receive was 5.52% of this amount as of December 31, 2011. The par value of our principal-only agency MBS strips was $40 million as of December 31, 2011.

2.
The weighted average coupon includes the interest cash flows from our interest-only securities taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the UPB of our interest-only securities) as of December 31, 2011.

3.
Incorporates a weighted average future constant prepayment rate assumption of 14% based on forward rates as of December 31, 2011 and a weighted average reset rate for adjustable rate securities of 2.71%, which is equal to a weighted average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.77%.

	December 31, 2011
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$50,535	$952	$(4)	$51,483
Adjustable-Rate	2,725	51	(2)	2,774
CMO	243	4	—	247
Interest-only strips	191	9	(21)	179
Total agency MBS	$53,694	$1,016	$(27)	$54,683

As of March 31, 2012 and December 31, 2011, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of March 31, 2012 and December 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency MBS portfolio was 9% and 14%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in making adjustments for different securities. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of March 31, 2012 and December 31, 2011 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2012			December 31, 2011
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$2	$2	4.00%	$283	$274	4.75%
Greater than 1 year and less than/equal to 3 years	629	614	4.20%	16,697	16,475	4.10%
Greater than 3 years and less than/equal to 5 years	22,287	21,740	3.99%	34,667	33,934	4.10%
Greater than 5 years	57,485	57,153	3.89%	2,857	2,820	4.15%
Total	$80,403	$79,509	3.92%	$54,504	$53,503	4.11%

The weighted average life of our interest-only agency MBS strips was 4.2 and 2.3 years as of March 31, 2012 and December 31, 2011, respectively. The weighted average life of our principal-only agency MBS strips was 4.1 and 2.3 years as of March 31, 2012 and December 31, 2011, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for our available-for-sale securities for the three months ended March 31, 2012 and 2011 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Prior Period Unrealized (Gains) and Losses, Net on Realization	Ending OCI Balance
Three months ended March 31, 2012	$1,002	110	(216)	$896
Three months ended March 31, 2011	$(28)	(36)	(4)	$(68)

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2012 and December 31, 2011 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2012	$28,771	$(139)	$35	$(1)	$28,806	$(140)
December 31, 2011	$1,135	$(6)	$—	$—	$1,135	$(6)

As of March 31, 2012, we did not intend to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees, but are rather due to changes in interest rates and prepayment expectations.

Gains and Losses
The following table is a summary of our net gain from the sale of agency MBS for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended
Agency MBS	March 31, 2012	March 31, 2011
Agency MBS sold, at cost	$(9,243)	$(1,935)
Proceeds from agency MBS sold (1)	9,459	1,939
Net gains on sale of agency MBS	$216	$4

Gross gains on sale of agency MBS	$220	$19
Gross losses on sale of agency MBS	(4)	(15)
Net gains on sale of agency MBS	$216	$4
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three months ended March 31, 2012 and 2011, we recognized an unrealized gain of $1 million and $3 million, respectively, in gain (loss) on derivative instruments and other securities, net in our consolidated statements comprehensive income for the change in value of investments in interest-only and principal-only agency MBS strips, net of prior period reversals. There were no sales of interest-only or principal-only securities during the three months ended March 31, 2012 and 2011.
Pledged Assets
The following tables summarize our securities pledged as collateral under repurchase agreements, other debt, derivative agreements and prime broker agreements by type as of March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012
Securities Pledged (1)	Repurchase Agreements	Other Debt Agreements	Derivative Agreements	Prime Broker Agreements	Total
Fair value	$73,150	$53	$586	$250	$74,039
Accrued interest on pledged securities	224	—	2	1	227
Total	$73,374	$53	$588	$251	$74,266
 ________________________

1.	Securities pledged include pledged amounts of $1.4 billion related to agency securities sold but not yet settled as of March 31, 2012.

	December 31, 2011
Securities Pledged (1)	Repurchase Agreements	Other Debt Agreements	Derivative Agreements	Prime Broker Agreements	U.S. Treasury	Total
Fair value	$50,356	$58	$644	$87	101	$51,246
Accrued interest on pledged securities	161	—	2	—	—	163
Total	$50,517	$58	$646	$87	$101	$51,409
 ________________________

1.	Securities pledged include pledged amounts of $319 million related to agency securities sold but not yet settled as of December 31, 2011.

The following table summarizes our securities pledged as collateral under repurchase agreements and other debt by remaining maturity as of March 31, 2012 and 2011 (dollars in millions):

	March 31, 2012			December 31, 2011
Remaining Maturity of Repurchase Agreements and Other Debt (1)	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
30 days or less	$31,559	$31,081	$97	$19,873	$19,462	$63
31 - 59 days	18,070	17,835	57	16,964	16,648	55
60 - 90 days	9,715	9,647	28	8,337	8,179	26
Greater than 90 days	13,859	13,757	42	5,240	5,154	17
Total	$73,203	$72,320	$224	$50,414	$49,443	$161
_______________________

1.	Securities pledged include pledged amounts of $1.4 billion and $319 million related to agency securities sold but not yet settled as of March 31, 2012 and December 31, 2011, respectively.
Securitizations
All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest-only and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
As of March 31, 2012 and December 31, 2011, the fair value of all of our CMO securities, interest-only securities and principal-only securities, excluding the consolidated CMO trust discussed below, was $395 million and $426 million, respectively, or $398 million and $430 million, respectively, including the net asset value of the consolidated CMO trust discussed below. Our maximum exposure to loss related to our CMO securities and interest-only and principal-only securities, including the consolidated CMO trust, was $143 million and $155 million as of March 31, 2012 and December 31, 2011, respectively.
We are the primary beneficiary of a CMO trust. We are deemed to have a controlling financial interest in the trust because we shared the power to select the assets transferred to the trust with an unrelated third party, but retained a disproportionate economic interest in the trust. As of March 31, 2012 and December 31, 2011, we recognized agency securities with a total fair value of $53 million and $58 million, respectively, and a principal balance of $50 million and $55 million, respectively, and other debt of $50 million and $54 million, respectively, in our accompanying consolidated balance sheets, related to the trust. Our involvement with the trust is limited to the agency securities transferred to the trust and the CMO security subsequently held by us. There are no arrangements that could require us to provide financial support to the CMO trust.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2012 and December 31, 2011, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012			December 31, 2011
Original Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity	Borrowings Outstanding	Average Interest Rate	Weighted Average Days to Maturity
1 month or less	$1,901	0.36%	8	$2,659	0.43%	10
1-2 months	15,385	0.35%	19	9,211	0.41%	19
2-3 months	21,137	0.34%	33	15,307	0.39%	41
3-6 months	18,414	0.37%	56	16,475	0.37%	53
6-9 months	8,596	0.45%	127	2,423	0.45%	141
9 months or greater	4,383	0.50%	247	1,606	0.52%	253
Total / Weighted Average	$69,816	0.37%	60	$47,681	0.40%	51
As of March 31, 2012 and December 31, 2011, we did not have an amount at risk with any repurchase agreement counterparty greater than 4% of our stockholders’ equity.
Other debt of $50 million and $54 million as of March 31, 2012 and December 31, 2011, respectively, consists of other variable rate debt outstanding at LIBOR plus 25 basis points in connection with the consolidation of a structured transaction for which we are the primary beneficiary in our accompanying financial statements.

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
As of March 31, 2012 and December 31, 2011, our derivative and other hedging instruments were comprised primarily of interest rate swaps, which have the effect of economically modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one-month LIBOR with terms up to 10 years.
Derivative and other hedging instruments entered into in addition to interest rate swap agreements are intended to supplement our use of interest rate swaps and we do not currently expect our use of these instruments to be the primary protection against interest rate risk for our portfolio. These instruments are accounted for as derivatives, but are not generally designated as hedges under ASC 815, or as other securities, with any changes in the fair values of the contracts prior to their settlement date included in earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. We do not use derivative or other hedging instruments for speculative purposes.
Derivatives Designated as Hedging Instruments
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For further information regarding our discontinuation of hedge accounting please refer to Note 3.
For the three months ended March 31, 2012, we reclassified $52 million of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs related to our de-designated interest rate swaps was $83 million. The difference of $31 million as well as periodic interest rate costs on interest rate swaps that we never placed in a hedge designation of $8 million (or $39 million combined) and other swap losses of $5 million are reported in our accompanying consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of March 31, 2012, the net deferred loss in accumulated OCI related to de-designated interest rate swaps was $639 million and the weighted average remaining contractual term was 2.9 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $202 million.

The following tables summarize information about our outstanding interest rate swaps designated as hedging instruments under ASC 815 and their effect on our consolidated statement of comprehensive income for the three months ended March 31, 2011 (dollars in millions).

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Expirations / Terminations	Ending Notional Amount
Three months ended March 31, 2011	$6,450	8,500	—	$14,950

Interest Rate Swaps Designated as Hedging Instruments:	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of (Gain) or Loss Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended March 31, 2011	$35	Interest expense	23	Gain (loss) on derivative instruments and other securities, net	$—
During the three months ended March 31, 2011, we also held forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges pursuant to ASC 815. The following tables summarize information about these securities and their effect on our consolidated statement of comprehensive income for the three months ended March 31, 2011 (dollars in millions). We did not designate any such agreements as cash flow hedges during the three months ended March 31, 2012.

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Three months ended March 31, 2011	$245	$—	$(245)	$—	$—	—

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of (Gain) or Loss Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three months ended March 31, 2011	$—	$3	Gain (loss) on derivative instruments and other securities, net	$—
Derivatives Not Designated as Hedging Instruments
The table below summarizes fair value information about our derivatives outstanding that were not designated as hedging instruments as of March 31, 2012 and December 31, 2011 (in millions).

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	March 31, 2012	December 31, 2011
Interest rate swaps	Derivative assets, at fair value	$65	$13
Payer swaptions	Derivative assets, at fair value	78	11
U.S. Treasury futures - short	Derivative assets, at fair value	24	—
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	12	54
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	4	3
Markit IOS total return swaps - long	Derivative assets, at fair value	1	1
		$184	$82
Interest rate swaps	Derivative liabilities, at fair value	$(806)	$(795)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(14)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(19)	(44)
Markit IOS total return swaps - short	Derivative liabilities, at fair value	(2)	—
		$(827)	$(853)
  Additionally, as of March 31, 2012 and December 31, 2011, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $3.8 billion and $899 million, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $3.9 billion and $880 million, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statements of comprehensive income for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31, 2012
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2011	Additions	Settlement, Expiration or Exercise	Notional Amount as of March 31, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$3,699	22,313	(24,225)	$1,787	$67
Sale of TBA and forward settling agency securities	$3,803	30,829	(25,579)	$9,053	(51)
Interest rate swaps	$30,250	7,850	—	$38,100	(44)
Payer swaptions	$3,200	7,950	(650)	$10,500	3
Short sales of U.S. Treasury securities	$880	10,990	(8,005)	$3,865	52
U.S. Treasury futures - short	$783	1,653	(783)	$1,653	21
Markit IOS total return swaps - long	$41	—	(2)	$39	1
Markit IOS total return swaps - short	$206	—	(12)	$194	(3)
					$46
  ________________________________

1.
Excludes $1 million gain on interest-only and principal-only securities re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the three months ended March 31, 2012.

	Three Months Ended March 31, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of March 31, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$512	12,268	(8,464)	$4,316	$(16)
Sale of TBA and forward settling agency securities	$1,361	18,321	(14,282)	$5,400	19
Interest rate swaps	$50	—	100	$150	(1)
Payer swaptions	$850	1,550	(300)	$2,100	(5)
Receiver Swaptions	$—	250	—	$250	—
Short sales of U.S. Treasury securities	$250	2,915	(3,165)	$—	1
Put Options	$—	(200)	200	$—	1
Markit IOS total return swaps - long	$—	1,089	(74)	$1,015	9
					$8
  ______________________

1.
Excludes $3 million gain on interest-only securities re-measured at fair value through earnings and a $1 million net gain consisting of a loss for hedge ineffectiveness on our outstanding interest rate swaps and a gain on U.S. Treasury securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the three months ended March 31, 2011.

The following tables summarize our interest rate swap agreements outstanding as of March 31, 2012 and December 31, 2011 (dollars in millions).

	March 31, 2012
Payer Interest Rate Swaps Not Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$15,600	1.25%	0.28%	$(252)	2.1
Greater than 3 years and less than/equal to 5 years	14,950	1.76%	0.34%	(518)	4.0
Greater than 5 years and less than/equal to 7 years	3,600	1.42%	0.52%	4	5.6
Greater than 7 years and less than/equal to 10 years	2,550	1.95%	0.59%	11	8.1
Greater than 10 years	1,400	2.22%	0.52%	$14	10.1
Total Payer Interest Rate Swaps	$38,100	1.55%	0.35%	$(741)	3.9
________________________

1.	Amounts include the effect of deferred start dates for forward starting swaps of $7.2 billion ranging from one month to three months from March 31, 2012.

	December 31, 2011
Payer Interest Rate Swaps Not Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$11,350	1.22%	0.30%	$(148)	2.1
Greater than 3 years and less than/equal to 5 years	16,700	1.77%	0.35%	(607)	3.9
Greater than 5 years and less than/equal to 7 years	950	1.56%	0.57%	(9)	5.7
Greater than 7 years and less than/equal to 10 years	1,250	1.99%	0.55%	(18)	8.2
Total Payer Interest Rate Swaps	$30,250	1.57%	0.35%	$(782)	3.5
   ________________________

1.	Amounts include the effect of deferred start dates for forward starting swaps of $2.6 billion ranging from one month to five months from December 31, 2011.

The following table summarizes our interest rate swaption agreements outstanding as of March 31, 2012 and December 31, 2011 (dollars in millions).

	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
As of March 31, 2012	$108	$78	7	$10,500	2.71%	1M / 3M LIBOR	7.2
As of December 31, 2011	$49	$11	7	$3,200	3.41%	1M / 3M LIBOR	7.7
The following table summarizes our contracts to purchase and sell TBA and specified agency securities on a forward basis as of March 31, 2012 and December 31, 2011 (in millions):

	March 31, 2012		December 31, 2011
Purchase and Sale Contracts for TBAs and Forward Settling Securities Not Designated as Hedging Instruments	Notional Amount	Fair Value	Notional Amount	Fair Value
TBA securities:
Purchase contracts	$1,692	$12	$3,188	$49
Sale contracts	(9,053)	(15)	(3,803)	(41)
TBA securities, net (1)	(7,361)	(3)	(615)	8
Forward settling securities:
Purchase contracts	95	—	512	5
Forward settling securities, net (2)	95	—	512	5
Total TBA and forward settling securities, net	$(7,266)	$(3)	$(103)	$13
  ________________________

1.	Includes 15-year and 30-year TBA securities of varying coupons

2.	Includes 15-year, 20-year and 30-year fixed securities of varying coupons
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
Each of our International Swaps and Derivatives Association ("ISDA") Master Agreements contains provisions under which we are required to fully collateralize our obligations under the swap instrument if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values.
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain certain minimum shareholders’ equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels.
As of March 31, 2012, the fair value and termination value of our interest rate and total return swaps in a liability position related to these agreements was $808 million and $801 million, respectively. The difference between the fair value liability and the termination liability represents an adjustment for nonperformance risk of our counterparties. We had agency securities with fair values of $586 million and restricted cash of $292 million, or $878 million in total agency securities and restricted cash, pledged as collateral against our interest rate swaps and total return swaps, including initial collateral posted upon execution of interest rate swap and total return swap transactions.

Note 7. Fair Value Measurements

We determine the fair value of our agency securities including securities held as collateral, based upon fair value estimates obtained from multiple third party pricing services and dealers.  In determining fair value, third party pricing sources use various valuation approaches, including market and income approaches.  Factors used by third party sources in estimating the fair value of an instrument may include observable inputs such as as coupons, primary and secondary mortgage rates, pricing information, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument.  Third party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and foreclosures, especially when estimating fair values for securities with lower levels of recent trading activity. When possible, we hold conversations with third party pricing sources to understand the significant inputs and assumptions they used to determine their prices.

We review the various third party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range of third party estimates for each position, comparison to recent trade activity for similar securities, and management review for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from third party pricing sources, we will exclude third party prices for securities from our determination of fair value if we determine (based on our validation procedures and our market knowledge and expertise) that the price is significantly different than observable market data would indicate and we cannot obtain an understanding from the third party source as to the significant inputs used to determine the price.

The validation procedures described above also inform our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three months ended March 31, 2012 and 2011. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2012 and December 31, 2011 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
March 31, 2012
Assets:
Agency securities	$—	$80,570	$—
U.S. Treasury futures	24	—	—
Interest rate swaps	—	65	—
Other derivative instruments	—	95	—
Total	$24	$80,730	$—
Liabilities:
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	$3,816	$—	$—
Interest rate swaps	—	806	—
Other derivative instruments	—	21	—
Total	$3,816	$827	$—

December 31, 2011
Assets:
Agency securities	$—	$54,683	$—
U.S. Treasury securities	101	—	—
Interest rate swaps	—	13	—
Other derivative instruments	—	69	—
Total	$101	$54,765	$—
Liabilities:
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	$899	$—	$—
U.S. Treasury futures	14	—	—
Interest rate swaps	—	795	—
Other derivative instruments	—	44	—
Total	$913	$839	$—

Note 8. Stockholders' Equity
Equity Offerings
In March 2012, we completed a public offering in which 71 million shares of our common stock were sold to the underwriters at a price of $29.00 per share.  The underwriters in the offering sold the shares of our common stock in one or more transactions on the Nasdaq Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $2.1 billion.
At-the-Market Offering Program
We have sales agreements with underwriters to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time. During the three months ended March 31, 2012, we sold 5 million shares of our common stock under a sales agreement at an average offering price of $30.70 per share for proceeds, net of the underwriter’s discount and other program costs, of $142 million. As of March 31, 2012, 21 million shares remain under the sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three months ended March 31, 2012, there were no shares issued under the plan. As of March 31, 2012, 5 million shares remain under the plan.

Note 9. Subsequent Event
In April 2012, we completed a public offering in which 7 million shares of our Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") were sold to the underwriters at a price of $24.21 per share. Upon completion of the offering we received proceeds, net of the underwriters' discount and offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October.

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

EXECUTIVE OVERVIEW
American Capital Agency Corp. (“AGNC”, the “Company”, “we”, “us” and “our”) was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The NASDAQ Global Select Market under the symbol “AGNC”.   We are externally managed by American Capital AGNC Management, LLC (our “Manager”), an affiliate of American Capital, Ltd. (“American Capital”).
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
Trends and Recent Market Impacts
Movements in interest rates impact the value of our securities and the amount of income we can generate from our portfolio of investments. Accordingly, one of the primary goals of our hedging activities is to protect our net asset value against significant fluctuations due to market risks, including interest rate and prepayment risk. We utilize a variety of strategies to aid us in this objective, which are summarized in Notes 3 and 6 of the accompanying financial statements.
The table below summarizes interest rates and prices of generic, fixed rate, agency MBS as of March 31, 2012 and December 31, 2011.

Interest Rate/Security Price (1)	December 31, 2011	March 31, 2012	Change (bps)
LIBOR Rate:
1-Month	0.30%	0.24%	-0.06
3-Month	0.58%	0.47%	-0.11
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.24%	0.33%	+0.09
5-Year U.S. Treasury	0.83%	1.04%	+0.21
10-Year U.S. Treasury	1.88%	2.21%	+0.33
Interest Rate Swap Rate:
2-Year Swap	0.73%	0.58%	-0.15
5-Year Swap	1.22%	1.27%	+0.05
10-Year Swap	2.03%	2.29%	+0.26
30-Year Fixed Rate MBS Price
3.5%	102.88	102.72	-0.16
4.0%	105.03	104.86	-0.17
4.5%	106.42	106.38	-0.04
5.0%	108.03	108.03	0.00
15-Year Fixed Rate MBS Price
3.0%	103.28	103.56	+0.28
3.5%	104.58	104.92	+0.34
4.0%	105.50	106.00	+0.50
4.5%	106.59	107.20	+0.61
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

Our Manager views maintaining a portfolio of securities with favorable prepayment characteristics (such as lower loan balance and HARP securities) and lower coupons as critical to returns in the current market and to maintaining reasonable performance in a variety of potential market scenarios. A summary of our MBS portfolio composition as of March 31, 2012 is included below under Financial Condition. As of March 31, 2012, our agency MBS portfolio had a weighted average coupon of 3.99%, compared to 4.23% as of December 31, 2011. The table below summarizes the constant prepayment rates ("CPR") for our portfolio and for the Fannie Mae and Freddie Mac fixed rate universe for the quarter ended March 31, 2012.

Annualized Monthly Constant Prepayment Rates (1)	January 2012	February 2012	March 2012
AGNC portfolio	8%	8%	12%
Fannie Mae and Freddie Mac fixed rate universe (2)	23%	22%	24%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

2.	Source: JP Morgan.

As of March 31, 2012, the weighted average projected prepayment rate on our investment portfolio was 9%, a decrease from 14% as of December 31, 2011. The decrease in our average projected prepayment rate estimate was primarily due to a combination of the increase in interest rates during the three months ended March 31, 2012, changes in our portfolio composition during the period and changes in our underlying prepayment model assumptions to reflect prepayment behaviors observed in the current market.

FINANCIAL CONDITION
As of March 31, 2012 and December 31, 2011, our investment portfolio consisted of $80.6 billion and $54.7 billion, respectively, of agency mortgage-backed securities ("agency MBS"). The following tables summarize certain characteristics of our agency MBS investment portfolio as of March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		March 2012 Projected Life CPR (2)
					Coupon	Yield (1)
AFS Investments By Issuer:
Fannie Mae	$55,938	$58,526	104.6%	$59,085	3.88%	3.09%	9%
Freddie Mac	19,746	20,666	104.7%	20,998	4.02%	2.95%	12%
Ginnie Mae	302	317	105.0%	320	3.78%	1.71%	17%
Total / Weighted Average AFS Securities	$75,986	$79,509	104.6%	$80,403	3.92%	3.04%	9%

AFS Investments By Security Type:
Fixed-Rate
≤ 15-Year
Lower Loan Balance (3)	$17,245	$17,909	103.8%	$18,404	3.74%	2.81%	10%
HARP (4)	1,120	1,165	104.0%	1,193	3.80%	2.89%	9%
Other (2009-2012 Vintage) (5)	7,416	7,768	104.7%	7,790	3.64%	2.28%	15%
Other (Pre 2009 Vintage) (5)	74	78	105.2%	78	4.30%	2.35%	15%
Total ≤ 15-Year	25,855	26,920	104.1%	27,465	3.71%	2.66%	12%
Total 20-Year:	5,429	5,628	103.7%	5,687	3.64%	2.99%	7%
30-Year:
Lower Loan Balance (3)	11,463	12,142	105.9%	12,191	4.09%	3.25%	7%
HARP (4)	14,445	15,235	105.5%	15,378	4.14%	3.36%	7%
Other (2009-2012 Vintage)	15,055	15,666	104.1%	15,689	3.87%	3.27%	8%
Other (Pre 2009 Vintage)	1,164	1,248	107.2%	1,265	5.31%	3.50%	17%
Total 30-Year	42,127	44,291	105.1%	44,523	4.06%	3.30%	8%
Total Fixed-Rate	73,411	76,839	104.7%	77,675	3.91%	3.06%	9%
Adjustable-Rate	2,357	2,446	103.8%	2,500	4.19%	2.70%	19%
CMO	218	224	102.9%	228	3.95%	2.81%	15%
Total / Weighted Average	$75,986	$79,509	104.6%	$80,403	3.92%	3.04%	9%

	March 31, 2012
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		March 2012 Projected Life CPR (2)
				Coupon	Yield (1)
Interest-Only Strips
Fannie Mae	$636	$82	$80	5.57%	6.84%	26%
Freddie Mac	394	64	53	5.55%	11.94%	17%
Principal-Only Strips
Fannie Mae	37	33	34	—%	3.80%	20%
Total / Weighted Average	$1,067	$179	$167	5.37%	8.12%	22%
_______________________

1.
Incorporates a weighted average future CPR assumption of 9% based on forward rates as of March 31, 2012 and a weighted average reset rate for adjustable rate securities of 2.69%, which is equal to a weighted average underlying index rate of 0.93% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.76%.

2.	Weighted average projected life CPR based on forward rate assumptions as of March 31, 2012.

3.
Lower loan balance securities represent pools backed by a maximum original loan balance of ≤ $150 thousand. Our lower loan balance securities had a weighted average original loan balance of $101 million and $108 million for 15-year and 30-year securities, respectively, as of March 31, 2012.

4.
HARP securities are defined as pools backed by100% refinance loans with loan-to-values ("LTV") ≥ 80% and ≤ 125%. Our HARP securities had a weighted average LTV of 95% and 92% for 15-year and 30-year securities, respectively, as of March 31, 2012.

5.	Other 15-year securities include a total of $954 million of securities backed by loans with original loan balances ≤ $175 thousand.

	December 31, 2011
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		December 2011 Projected Life CPR (2)
					Coupon	Yield (1)
AFS Investments By Issuer:
Fannie Mae	$37,232	$38,891	104.5%	$39,567	4.07%	3.02%	14%
Freddie Mac	13,736	14,342	104.4%	14,664	4.21%	3.16%	14%
Ginnie Mae	258	270	104.7%	273	3.74%	1.71%	25%
Total / Weighted AFS Securities	$51,226	$53,503	104.4%	$54,504	4.11%	3.05%	14%

AFS Investments By Security Type:
Fixed-Rate
≤ 15-Year:
Lower Loan Balance (3)	$16,033	$16,626	103.7%	$17,027	3.81%	2.84%	12%
HARP (4)	1,160	1,208	104.2%	1,235	3.93%	2.87%	12%
Other (5)	1,814	1,873	103.2%	1,898	3.54%	2.58%	15%
Total ≤ 15-Year	19,007	19,707	103.7%	20,160	3.79%	2.82%	13%
Total 20-Year:	5,462	5,659	103.6%	5,710	3.71%	2.72%	16%
30-Year:
Lower Loan Balance (3)	4,577	4,847	105.9%	4,927	4.48%	3.40%	11%
HARP (4)	11,676	12,318	105.5%	12,591	4.48%	3.50%	11%
Other (2009-2011 Vintage)	6,987	7,307	104.6%	7,380	4.24%	3.17%	15%
Other (Pre 2009 Vintage)	655	697	106.3%	715	5.59%	3.37%	25%
Total 30-Year	23,895	25,169	105.3%	25,613	4.44%	3.38%	12%
Total Fixed-Rate	48,364	50,535	104.5%	51,483	4.10%	3.09%	13%
Adjustable-Rate	2,627	2,725	103.7%	2,774	4.29%	2.58%	32%
CMO	235	243	103.1%	247	3.74%	1.69%	29%
Total / Weighted Average	$51,226	$53,503	104.4%	$54,504	4.11%	3.05%	14%

	December 31, 2011
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		December 2011 Projected Life CPR (2)
				Coupon	Yield (1)
Interest-Only Strips
Fannie Mae	$687	$90	$86	5.55%	6.62%	31%
Freddie Mac	453	66	56	5.48%	10.35%	25%
Principal-Only Strips
Fannie Mae	40	35	37	—%	5.40%	31%
Total / Weighted Average	$1,180	$191	$179	5.33%	7.70%	29%
______________________

1.
Incorporates a weighted average future CPR assumption of 14% based on forward rates as of December 31, 2011 and a weighted average reset rate for adjustable rate securities of 2.71%, which is equal to a weighted average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an weighted average margin of 1.77%

2.	Weighted average projected life CPR based on forward rate assumptions as of December 31, 2011.

3.
Lower loan balance securities represent pools backed by a maximum original loan balance of ≤ $150 thousand. Our lower loan balance securities had a weighted average original loan balance of $102 thousand and $108 thousand for 15-year and 30-year securities, respectively, as of December 31, 2011.

4.
HARP securities are defined as pools backed by100% refinance loans with LTVs ≥ 80% and ≤ 125%. Our HARP securities had a weighted average LTV of 98% and 97% for 15-year and 30-year securities, respectively, as of December 31, 2011.

5.	Other 15-year securities include $687 million of securities backed by loans with original loan balances ≤ $175 thousand.
Interest-only agency MBS strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific agency CMO securities. Principal-only agency MBS strips represent the right to receive contractual principal flows of the UPB of specific agency CMO securities. As of March 31, 2012 and December 31, 2011, the combined weighted average yield of our agency MBS portfolio was 3.06% and 3.07%, respectively.

The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of March 31, 2012 and December 31, 2011, the weighted average final contractual maturity of our agency MBS portfolio was 24 and 23 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 7.2 and 3.5 years as of March 31, 2012 and December 31, 2011, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining projected life of our agency MBS portfolio of 9% as of March 31, 2012 and 14% as of December 31, 2011. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 104.8% of par value as of March 31, 2012, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012			December 31, 2011
Estimated Weighted Average Life of Agency MBS Classified as AFS	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$2	$2	4.00%	$283	$274	4.75%
Greater than 1 year and less than or equal to 3 years	629	614	4.20%	16,697	16,475	4.10%
Greater than 3 years and less than or equal to 5 years	22,287	21,740	3.99%	34,667	33,934	4.10%
Greater than 5 years	57,485	57,153	3.89%	2,857	2,820	4.15%
Total	$80,403	$79,509	3.92%	$54,504	$53,503	4.11%
The weighted average life of our interest-only agency MBS strips was 4.2 and 2.3 years as of March 31, 2012 and December 31, 2011, respectively and the weighted average life of our principal-only agency MBS strips was 4.1 and 2.3 years as of March 31, 2012 and December 31, 2011, respectively.
As of March 31, 2012 and December 31, 2011, we held pass-through agency MBS collateralized by ARMs and hybrid ARMs with coupons linked to various indices. The following tables detail the characteristics of our ARM and hybrid ARM agency MBS portfolio by index as of March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012				December 31, 2011
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	32	75	49	25	33	75	45	26
Weighted average margin	1.59%	1.79%	1.59%	1.83%	1.59%	1.79%	1.72%	1.83%
Weighted average annual period cap	1.09%	2.00%	1.14%	1.00%	1.08%	2.00%	1.31%	1.00%
Weighted average lifetime cap	10.59%	9.17%	9.03%	10.04%	10.59%	9.25%	9.25%	10.07%
Principal amount	$89	$1,737	$349	$182	$95	$1,967	$366	$199
Percentage of investment portfolio at par value	0.12%	2.29%	0.46%	0.24%	0.19%	3.84%	0.71%	0.38%
The following table details the number of months to the next reset for our pass-through agency MBS collateralized by ARMs and hybrid ARMs as of March 31, 2012 and December 31, 2011 (dollars in millions):

	March 31, 2012			December 31, 2011
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than 1 year	$27	1%	4	$29	1%	6
Greater than or equal to 1 year and less than 2 years	126	5%	16	156	6%	17
Greater than or equal to 2 years and less than 3 years	329	13%	28	397	14%	28
Greater than or equal to 3 years and less than 5 years	436	17%	51	479	17%	48
Greater than or equal to 5 years	1,582	64%	83	1,713	62%	85
Total / Weighted Average	$2,500	100%	66	$2,774	100%	66
As of March 31, 2012 and December 31, 2011, we did not have investments in agency debenture securities.

RESULTS OF OPERATIONS

The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2012 and December 31, 2011 and our consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2012 and 2011:

($ in millions, except per share amounts)
	March 31, 2012	December 31, 2011
	(unaudited)
Balance Sheet Data:
Investment portfolio, at fair value	$80,570	$54,683
Total assets	$88,417	$57,972
Repurchase agreements and other debt	$69,866	$47,735
Total liabilities	$79,699	$51,760
Total stockholders' equity	$8,718	$6,212
Net asset value per common share as of period end (1)	$29.06	$27.71

	Three Months Ended March 31,
	2012	2011
Statement of Comprehensive Income Data: (unaudited)
Interest income	$514	$165
Interest expense (2)	106	36
Net interest income	408	129
Other income, net (2)	263	16
Expenses	28	11
Income before income tax	643	134
Provision for income taxes	2	—
Net income	641	134
Other comprehensive (loss) income (2)	(54)	$21
Comprehensive income	$587	$155
Weighted average number of common shares outstanding - basic and diluted	241	90
Net income per common share - basic and diluted	$2.66	$1.48
Comprehensive income per common share - basic and diluted	$2.44	$1.71
Dividends declared	$1.25	$1.40

	Three Months Ended March 31,
	2012	2011
Other Data (unaudited):
Average agency securities, at par	$59,082	$18,540
Average agency securities, at cost	$61,962	$19,361
Average total assets, at fair value	$68,257	$20,473
Average repurchase agreements and other debt	$57,480	$17,756
Average stockholders' equity (3)	$6,984	$2,412
Average coupon (4)	4.15%	4.58%
Average asset yield (5)	3.32%	3.39%
Average cost of funds (6)	1.01%	0.81%
Average net interest rate spread (7)	2.31%	2.58%
Net income return on average stockholders' equity (8)	36.8%	22.5%
Comprehensive income return on average stockholders' equity (9)	33.7%	26.0%
Economic return (10)	37.7%	52.2%
Leverage (average during the period)(11)	8.2:1	7.4:1
Leverage (as of period end)(12)	8.4:1	7.6:1
Expenses % of average assets	0.16%	0.22%
Expenses % of average equity	1.60%	1.86%

*	Except as noted below, average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

1.	Net asset value per share was calculated by dividing our total stockholders' equity by our number of shares outstanding.

2.
We voluntarily discontinued hedge accounting for our interest rate swap agreements as of September 30, 2011. Please refer to our Economic Interest Expense and Cost of Funds discussion further below and Notes 3 and 6 of our Consolidated Financial Statements in this Report on Form 10-Q for additional information regarding our discontinuance of hedge accounting.

3.	Average stockholders' equity calculated as the average month-ended stockholders' equity during the quarter.

4.	Average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

5.
Average asset yield for the period was calculated by dividing our total cash interest income on agency securities, less amortization of premiums and discounts, by our average amortized cost of agency securities held.

6.
Average cost of funds includes repurchase agreements and interest rate swaps (including de-designated swaps and swaps never designated as hedges under GAAP), but excludes costs associated with other supplemental hedges such as swaptions and short treasury or TBA positions. Weighted average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and other debt outstanding, less repurchase agreements for treasury securities, for the period.

7.	Average net interest rate spread for the period was calculated by subtracting our average cost of funds from our average asset yield.

8.	Net income return on average stockholders' equity for the period was calculated by dividing our net income by our average stockholders' equity.

9.	Comprehensive income return on average stockholders' equity for the period was calculated by dividing our comprehensive income by our average stockholders' equity.

10.	Economic return represents the sum of the change in net asset value and dividends declared during the period over our beginning net asset value.

11.
Average leverage during the period calculated by dividing our weighted average repurchase agreements and other debt outstanding, less repurchase agreements for treasury securities, for the period by our average stockholders' equity for the period.

12.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable/payable for unsettled agency securities and other debt by our total stockholders' equity at period end.

Interest Income and Asset Yield
The following table summarizes our interest income for the three months ended March 31, 2012 and 2011 (dollars in millions).

	Three Months Ended March 31,
	2012		2011
	Amount	Yield	Amount	Yield
Cash interest income	$614	4.15%	$213	4.58%
Premium amortization	(100)	(0.83)%	(48)	(1.19)%
Interest income	$514	3.32%	$165	3.39%
Actual portfolio CPR	10%		13%
Projected life CPR as of period end	9%		10%
10-year U.S. Treasury security interest rate as of period end	2.21%		3.47%
Interest income was $514 million and $165 million for the three month periods ended March 31, 2012 and 2011, respectively. The increase in interest income was due to an increase in our average investment portfolio, partially offset by a decline in our average asset yield.
Our average asset yield declined 7 bps to 3.32% for the current three month period. The decline in our average asset yield is primarily the result of acquiring lower yielding securities due to changes in portfolio composition, which had the effect of lowering the average coupon of our investment portfolio. The average coupon of our investment portfolio declined 43 bps to 4.15% for the current three month period, while the average amortized cost basis of our investment portfolio remained relatively unchanged at 104.9% compared 104.4% for the current and prior period, respectively. The decline in the average coupon was partially offset by declines in actual and projected CPRs on our investment portfolio.
We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a CPR over the remaining projected life of our aggregate investment portfolio of 9% and 10% as of March 31, 2012 and 2011, respectively. The actual CPR realized for individual securities in our investment portfolio was approximately 10% and 13% for the current and prior year three month periods, respectively. The year-over-year decline in actual and forecasted CPRs occurred despite lower interest rates during the current period due to larger relative holdings of securities backed by loans with favorable prepayment characteristics.
Interest income for the current and prior year three month periods is net of $100 million and $48 million for the amortization of premium and discounts on our investment portfolio, respectively. The unamortized premium balance of our aggregate investment portfolio, including the unamortized cost basis of our interest-only securities and net of discounts, was $3.7 billion and $1.2 billion as of March 31, 2012 and 2011, respectively.
Leverage
As of March 31, 2012 and 2011, our leverage was 8.0 and 6.6 times our stockholders' equity, respectively. When adjusted for the net payable for unsettled agency securities, our leverage ratio was 8.4 and 7.6 times our stockholders' equity as of March 31, 2012 and 2011, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge agency securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage (as defined pursuant to each agreement) from exceeding levels ranging from 12 to 16 times the amount of our stockholders' equity. Additionally, under certain of our agreements, we could be required to settle our obligations under the agreements if we fail to maintain minimum shareholders’ equity thresholds or our REIT status.
The table below presents our quarterly average and quarter-end repurchase agreement and other debt balance outstanding and leverage ratios for the three months ended March 31, 2012 and 2011 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2012	$57,480	$69,867	$69,866	0.38%	0.37%	8.2:1	8.0:1	8.4:1
March 31, 2011 (4)(5)	$17,756	$22,147	$22,062	0.28%	0.28%	7.4:1	6.6:1	7.6:1
  ________

1.
Average leverage during the period was calculated by dividing the daily weighted average repurchase agreements and other debt outstanding, less amounts used to fund short-term investments in U.S. Treasury securities, for the period by our average month-ended stockholders’ equity for the period.

2.	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements and other debt by our stockholders’ equity at period end.

3.
Leverage as of period end, net of unsettled trades was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net liabilities and receivables for unsettled agency securities and other debt by our total stockholders’ equity at period end.

4.	Average leverage for the quarter ended March 31, 2011 was 8.2x , pro forma, when average equity is adjusted to exclude the March 2011 follow-on equity offering that closed on March 25, 2011.

5.	Average leverage for the period was higher than leverage as of period end because we had not fully invested net proceeds raised from follow-on equity offerings occurring late in the period.
Economic Interest Expense and Cost of Funds
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under GAAP. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility (refer to Note 3 of our consolidated financial statements in this Quarterly Report on Form 10-Q regarding our discontinuance of hedge accounting). Subsequent to our discontinuance of hedge accounting, the net deferred loss related to our de-designated interest rate swaps is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap. Although the reclassification of accumulated OCI into interest expense is similar to as if the interest rate swaps had not been de-designated, the actual net periodic interest costs associated with our de-designated interest rates swaps was greater than the amounts reclassified into interest expense for the three months ended March 31, 2012. The difference, as well as net periodic interest costs on interest rate swaps that were never in a hedge designation, is reported in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net. We refer to the sum of our total net periodic interest costs on our interest rate swaps and interest expense on our repurchase agreements as our "economic interest expense" and this amount relative to our outstanding repurchase agreements as our "cost of funds". Our economic interest expense and cost of funds does not include costs associated with our other supplemental hedges, such as swaptions, short U.S. Treasury or TBA positions.
The tables below present a reconciliation of our economic interest expense and cost of funds (non-GAAP financial measures) to our interest expense (the most comparable GAAP financial measure) for the three months ended March 31, 2012 and 2011 (dollars in millions).

	Three Months Ended March 31,
	2012		2011
	Amount	% (1)	Amount	% (1)
Debt and interest rate swaps
Average repurchase agreements and other debt outstanding (2)	$57,480	100%	$17,756	100%
Average notional amount of interest rate swaps outstanding - designated and non-designated as hedges under GAAP	$28,909	50%	$6,862	39%
Weighted average pay rate on interest rate swaps - designated and non-designated under GAAP	1.56%		1.65%

Economic interest expense and cost of funds
Interest expense:
Repurchase agreements and other debt	$54	0.38%	$13	0.28%
Periodic interest costs of interest rate swaps designated as hedges under GAAP, net	52	0.36%	23	0.53%
Total interest expense	106	0.74%	36	0.81%
Other periodic interest costs of interest rate swaps, net	39	0.27%	—	—%
Total economic interest expense and cost of funds	$145	1.01%	$36	0.81%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period.

2.	Average repurchase agreement and other debt represents their daily weighted average balances, less amounts used to fund short-term investments in U.S. Treasury securities.
Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting swaps do not impact our economic interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of March 31, 2012, we had $7.2 billion of forward starting swaps outstanding with forward start dates through June 2012 and $0.4 billion of swaps set to expire through June 2012.
The increase in our economic interest expense was attributed to the increase in our investment portfolio and corresponding increase in our average repurchase agreements outstanding, higher leverage and higher cost of funds. Our cost of funds increased due to higher repo rates and a higher ratio of interest rate swaps outstanding to repurchase agreements, which was partially offset by a decrease in the weighted average pay rate on our interest rate swaps.
Gain on Sale of Agency Securities, Net
The following table is a summary of our net gain on sale of agency MBS for the current and prior year periods (in millions):

	Three Months Ended March 31,
	2012	2011
Agency MBS sold, at cost	$(9,243)	$(1,935)
Proceeds from agency MBS sold (1)	9,459	1,939
Net gains on sale of agency MBS	$216	$4

Gross gains on sale of agency MBS	$220	$19
Gross losses on sale of agency MBS	(4)	(15)
Net gains on sale of agency MBS	$216	$4
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
The increase in the amount of agency MBS sold was due to an increase in the overall size of our investment portfolio and our Manager's execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our agency MBS portfolio towards securities with attributes our Manager believes provide a greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors. During the current period, we sold a portion of our higher coupon, lower loan balance and HARP securities in an attempt to "lock-in" a portion of the significant gains we achieved on these securities over the past several quarters, while reducing our exposure to "pay-up risk" at the same time. "Pay-up risk" is the risk of a decline in the value of the price premium of securities with specific attributes (referred to as "specified securities") over generic TBA pools. Our exposure to pay-ups generally increases or decreases as the value of the price premium on our securities increases or decreases, respectively.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Other periodic interest costs of interest rate swaps, net (1)	$(39)	$—
Other realized gain (loss) on derivative instruments and other securities, net:
Purchase of TBAs and forward settling agency securities	110	25
Sale of TBAs and forward settling agency securities	(77)	—
Interest rate payer swaptions	(5)	6
U.S. Treasury securities	1	1
Short sales of U.S. Treasury securities	(6)	—
U.S. Treasury futures	(18)	—
Markit IOS Index total return swaps	1	2
Put options	—	1
Other costs of interest rate swaps not designated as hedges and hedge ineffectiveness of designated hedges related to missed forecasts	—	(4)
Total other realized gain on derivative instruments and other securities, net	6	31
Unrealized gain (loss) on derivative instruments and other securities: (2)
Purchase of TBAs and forward settling agency securities	(192)	(22)
Sale of TBAs and forward settling agency securities	175	—
Interest rate swaps not designated as hedges (3)	(5)	3
Interest rate payer swaptions	8	(12)
Short sales of U.S. Treasury securities	58	1
U.S. Treasury futures	38	—
Markit IOS Index total return swaps	(3)	8
Interest-only and principal only strips	1	3
Total unrealized gain (loss) on derivative instruments and other securities, net	80	(19)
Total gain on derivative instruments and other securities, net	$47	$12
_______________________

1.
Amount excludes $52 million of interest rate swap costs recorded in interest expense for the three months ended March 31, 2012. Please refer to Economic Interest Expense and Cost of Funds discussion above for additional information.

2.	Unrealized gain (loss) from derivative instruments and other securities includes reversals of prior period amounts for settled or expired derivative instruments and other securities.

3.	Amount excludes $52 million of net unrealized gains on interest rate swaps recorded in other comprehensive income for the three months ended March 31, 2012.
We use derivative instruments and other securities in addition to interest rate swaps to supplement our interest rate risk management strategies. Our increased use of derivative instruments and other securities during the three months ended March 31, 2012 is correlated to the overall increase in our investment portfolio and continued interest rate volatility experienced during the three months ended March 31, 2012. For further details regarding our use of derivative instruments and related activity for the three months ended March 31, 2012 and 2011, refer to Notes 3 and 6 of our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $22 million and $8 million during the three months ended March 31, 2012 and 2011, respectively. General and administrative expenses were $6 million and $3 million for the three months ended March 31, 2012 and 2011, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, the allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses. Our total expenses as a percentage of our average stockholders' equity declined to 1.60% for the three months ended March 31, 2012 compared to 1.86% for the three months ended March 31,

2011 due to improved operating leverage.
Dividends and Income Taxes
For the three months ended March 31, 2012 and 2011, we declared dividends of $1.25 and $1.40 per share, respectively. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses and (iv) permanent differences for excise tax expense.
As of March 31, 2012, we have distributed all of our taxable income for the 2011 tax year and we have an estimated $384 million of undistributed taxable income related to our 2012 tax year, net of our March 31, 2012 dividend payable of $286 million. We expect to distribute our remaining fiscal year 2012 taxable income during fiscal year 2012 and 2013, subject to the spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our distributions paid in such year. For the three months ended March 31, 2012, we accrued a Federal excise tax of $2 million, included in our provision for income taxes on the accompanying consolidated statements of comprehensive income, because we expect that our calendar year distributions for 2012 will be less than the total of these amounts. We did not accrue a Federal excise tax for the three months ended March 31, 2011.
Comprehensive Income
The following table summarizes the components of our comprehensive income for the three months ended March 31, 2012 and 2011 (in millions):

	Three Months Ended March 31,
	2012	2011
Net income	$641	$134

Other comprehensive income (loss):
Unrealized gain (loss) on AFS securities, net:
Unrealized gain (loss), net	110	(33)
Reversal of prior period unrealized gains, net, upon realization	(216)	(4)
Other	—	(3)
Unrealized loss on AFS securities, net:	(106)	(40)
Unrealized gains (losses) on interest rate swaps designated as cash flow hedges:
Unrealized gains, net	—	35
Reversal of prior period unrealized losses on interest rate swaps, net, upon reclassification to interest expense	52	23
Other	—	3
Unrealized gains on AFS securities, net:	52	61
Total other comprehensive (loss) income	(54)	21

Comprehensive income	$587	$155

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
Equity Offerings
In March 2012, we completed a public offering in which 71 million shares of our common stock were sold to the underwriters at a price of $29.00 per share.  The underwriters in the offering sold the shares of our common stock in one or more transactions on the Nasdaq Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $2.1 billion.
At-the-Market Offering Program
We have sales agreements with underwriters to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time. During the three months ended March 31, 2012, we sold 5 million shares of our common stock under a sales agreement at an average offering price of $30.70 per share for proceeds, net of the underwriter’s discount and other program costs, of $142 million. As of March 31, 2012, 21 million shares remain under the sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three months ended March 31, 2012, there were no shares issued under the plan. As of March 31, 2012, 5 million shares remain under the plan.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to three years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage ratio was 8.4 times the amount of our stockholders’ equity as of March 31, 2012, including our total borrowings and net payables/receivables for agency securities not yet settled. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2012, we had master repurchase agreements with 30 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of March 31, 2012, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 16% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2012. For further details regarding our borrowings under repurchase agreements and other debt as of March 31, 2012, please refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

	As of March 31, 2012
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	16	54%
Europe	9	29%
Asia	5	17%
	30	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2012, haircuts on our pledged collateral remained stable and as of March 31, 2012, our weighted average haircut was less than 5% of the value of our collateral.
Under our repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Specifically, margin calls would result from a decline in the value of our agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. Our counterparties monitor the estimated value of our collateral based on recognized pricing sources and recent transactions involving similar collateral. As of March 31, 2012, we have met all of our margin requirements. We had unrestricted cash and cash equivalents of $1.8 billion and unpledged agency securities of $3.4 billion, after deducting the net payable for unsettled agency securities, available to meet margin calls on our repurchase agreements and derivative instruments as of March 31, 2012.
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
We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our short-term variable rate liabilities increasing at a faster rate than the earnings of our long-term assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA securities, U.S. Treasury securities, futures and other instruments.
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our short-term borrowings because longer-term committed borrowings are not available at attractive terms. Please refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of March 31, 2012 and related activity for the three months ended March 31, 2012.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2012, approximately 97% of our fixed rate agency MBS portfolio (or approximately 94% of our total agency MBS portfolio) was eligible for TBA delivery.

Off-Balance Sheet Arrangements
As of March 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
Item 3. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk and extension risk.
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
A primary measure of an instrument's price sensitivity to interest rate fluctuations is its duration. We estimate the duration of our portfolio using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our Manager's judgment. These adjustments are intended to, in our Manager's opinion, better reflect the unique characteristics and market trading conventions associated with certain types of securities. These adjustments generally result in shorter durations than what the unadjusted third-party model would otherwise produce. Without these adjustments, in rising rate scenarios, the longer unadjusted durations may underestimate price projections on certain securities with slower prepayment characteristics, such as HARP and lower loan balance securities, to a level below those of generic or TBA securities. However, in our Manager's judgment, because these securities are typically deliverable into TBA contracts, the price of these securities is unlikely to drop below the TBA price in rising rate scenarios. The accuracy of the estimated duration of our portfolio and projected agency securities prices depends on our Manager's assumptions and judgments. Our Manager may discontinue making these duration adjustments in the future or may choose to make different adjustments.

Other models could produce materially different results.
The following table quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2012. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lessor degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
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

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2)	Net Asset Value (2) (3)
+100 Basis Points	-16.5%	-1.1%	-10.7%
+50 Basis Points	-8.6%	-0.4%	-4.0%
-50 Basis Points	0.2%	0.0%	0.4%
-100 Basis Points	-7.6%	-0.4%	-4.0%
________________

1.
Includes the effect of periodic interest costs on our interest rate swaps that are not designated as hedges under U.S. GAAP, but excludes costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions.

2.	Includes the effect of derivatives and other securities used for economic hedging purposes.

3.	Calculated as the percentage change in projected portfolio value multiplied by a factor of our leverage as of March 31, 2012 of 8.4:1 plus one.
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
Spread Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI. As of March 31, 2012, the fair value of these securities was $80.6 billion. When the market spread between the yield on our agency securities and U.S. Treasury securities or swap rates widens, the value of our agency securities and/or our net book value could decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of March 31, 2012, we had unrestricted cash and cash equivalents of $1.8 billion and unpledged agency securities of $3.4 billion available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

Item 4. Controls and Procedures
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the three month period ended March 31, 2012 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2012, we had no legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.
Item 6.     Exhibits

(a)	Exhibits

Exhibit No.	Description

3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, filed herewith.

*3.2	American Capital Agency Corp. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-K (File No. 001-34057), filed February 23, 2012.

*3.3	Certificate of Designations of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed April 3, 2012.

4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, filed herewith as Exhibit 3.1.

*4.2
Instruments defining the rights of holders of securities: See Article VI of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-K (File No. 001-34057), filed February 23, 2012.

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

*4.4	Specimen 8.000% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-K (File No. 001-34057), filed April 3, 2012.

10.1
Underwriting Agreement, dated March 7, 2012, among American Capital Agency Corp., American Capital AGNC Management, LLC and Merrill Lynch, Pierce Fenner &Smith Incorporated, Citigroup Global Markets Inc., Goldman Sachs & Co., J.P. Morgan Securities LLC and UBS Securities LLC, as representatives of the several underwriters listed on Schedule I attached thereto, filed herewith.

*10.2
Underwriting Agreement, dated March 29, 2012, among American Capital Agency Corp., American Capital AGNC Management, LLC and Citigroup Global Markets Inc., UBS Securities LLC and Wells Fargo Securities, LLC, as representatives of the several underwriters listed on Schedule I attached thereto, incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-34057), filed April 3, 2012.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
______________________
*    Fully or partly previously filed

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	May 9, 2012