Form 10-Q
period 2012-06-30
American Capital Agency Corp
filed 2012-08-09
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2012 was 341,598,550

AMERICAN CAPITAL AGENCY CORP.

PART I.-FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $71,809 and $50,667, respectively)	$76,378	$54,625
Agency securities transferred to consolidated variable interest entities, at fair value	1,544	58
U.S. Treasury securities, at fair value (pledged security)	—	101
Cash and cash equivalents	2,099	1,367
Restricted cash	302	336
Derivative assets, at fair value	64	82
Receivable for securities sold (including pledged securities of $2,674 and $319, respectively)	2,877	443
Receivable under reverse repurchase agreements	1,274	763
Other assets	244	197
Total assets	$84,782	$57,972
Liabilities:
Repurchase agreements	$69,540	$47,681
Other debt ($909 and $0 measured at fair value, respectively)	954	54
Payable for securities purchased	2,198	1,919
Derivative liabilities, at fair value	1,250	853
Dividends payable	384	314
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,269	899
Accounts payable and other accrued liabilities	51	40
Total liabilities	75,646	51,760
Stockholders’ equity:
8.000% Series A Cumulative Redeemable Preferred Stock; $0.01 par value; 6.9 and 0.0 shares issued and outstanding, respectively; liquidation preference of $25 per share ($173 and $0, respectively)	167	—
Common stock, $0.01 par value; 600.0 and 300.0 shares authorized; 304.8 and 224.1 shares issued and outstanding, respectively	3	2
Additional paid-in capital	8,296	5,937
Retained deficit	(328)	(38)
Accumulated other comprehensive income	998	311
Total stockholders’ equity	9,136	6,212
Total liabilities and stockholders’ equity	$84,782	$57,972

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2012	2011	2012	2011
Interest income:
Interest income	$504	$265	$1,018	$429
Interest expense	120	64	226	99
Net interest income	384	201	792	330
Other (loss) income, net:
Gain on sale of agency securities, net	417	94	633	98
Loss on derivative instruments and other securities, net	(1,029)	(100)	(982)	(89)
Total other (loss) income, net	(612)	(6)	(349)	9
Expenses:
Management fees	28	12	50	21
General and administrative expenses	8	5	14	7
Total expenses	36	17	64	28
(Loss) income before income tax benefit	(264)	178	379	311
Income tax benefit, net	(3)	—	(1)	—
Net (loss) income	(261)	178	380	311
Dividend on preferred stock	3	—	3	—
Net (loss) income (attributable) available to common shareholders	$(264)	$178	$377	$311

Net (loss) income	$(261)	$178	$380	$311
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	689	319	583	279
Unrealized gain (loss) on derivative instruments, net	52	(253)	104	(191)
Other comprehensive income	741	66	687	88
Comprehensive income	480	244	1,067	399
Dividend on preferred stock	3	—	3	—
Comprehensive income available to common shareholders	$477	$244	$1,064	$399

Weighted average number of common shares outstanding - basic and diluted	301.0	130.5	270.8	110.5
Net (loss) income per common share - basic and diluted	$(0.88)	$1.36	$1.39	$2.82
Comprehensive income per common share - basic and diluted	$1.58	$1.87	$3.93	$3.61
Dividends declared per common share	$1.25	$1.40	$2.50	$2.80
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	224.1	$2	$5,937	$(38)	$311	$6,212
Net income	—	—	—	—	—	641	—	641
Other comprehensive (loss) income:
Unrealized loss on available- for-sale securities, net	—	—	—	—	—	—	(106)	(106)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	52	52
Issuance of common stock	—	—	75.9	1	2,204	—	—	2,205
Common dividends declared	—	—	—	—	—	(286)	—	(286)
Balance, March 31, 2012 (Unaudited)	—	—	300.0	3	8,141	317	257	8,718
Net loss	—	—	—	—	—	(261)	—	(261)
Other comprehensive income:
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	689	689
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	52	52
Issuance of preferred stock	6.9	167	—	—	—	—	—	167
Issuance of common stock	—	—	4.8	—	155	—	—	155
Preferred dividends declared	—	—	—	—	—	(3)	—	(3)
Common dividends declared	—	—	—	—	—	(381)	—	(381)
Balance, June 30, 2012 (Unaudited)	6.9	$167	304.8	$3	$8,296	$(328)	$998	$9,136
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six months ended June 30,
	2012	2011
Operating activities:
Net income	$380	$311
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	296	127
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	104	—
Gain on sale of agency securities, net	(633)	(98)
Loss on derivative instruments and other securities, net	982	89
Increase in other assets	(54)	(84)
Increase in accounts payable and other accrued liabilities	11	18
Net cash provided by operating activities	1,086	363
Investing activities:
Purchases of agency securities	(62,091)	(37,811)
Proceeds from sale of agency securities	33,285	11,489
Principal collections on agency securities	4,337	1,822
Purchases of U.S. Treasury securities	(2,444)	(3,022)
Proceeds from sale of U.S. Treasury securities	2,545	3,050
Proceeds from short sales of U.S. Treasury securities	18,183	8,553
Purchases of U.S. Treasury securities to cover short sales	(17,914)	(7,339)
Proceeds from reverse repurchase agreements	28,871	15,921
Payments made on reverse repurchase agreements	(29,382)	(17,061)
Net payments on other derivative instruments not designated as qualifying hedges	(456)	(109)
Decrease (increase) in restricted cash	34	(113)
Net cash used in investing activities	(25,032)	(24,620)
Financing activities:
Proceeds from repurchase arrangements, net	21,859	21,825
Proceeds from other debt	901	—
Repayments on other debt	(9)	(11)
Net proceeds from preferred stock issuances	167	—
Net proceeds from common stock issuances	2,360	3,122
Cash dividends paid	(600)	(226)
Net cash provided by financing activities	24,678	24,710
Net change in cash and cash equivalents	732	453
Cash and cash equivalents at beginning of period	1,367	173
Cash and cash equivalents at end of period	$2,099	$626
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
Our unaudited consolidated financial statements include the accounts of our wholly-owned taxable REIT subsidiary, American Capital Agency TRS, LLC, and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

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
We did not recognize any OTTI charges on any of our investment securities for the three and six months ended June 30, 2012 and 2011.
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
We estimate long-term prepayment speeds of our agency securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our Manager’s judgment, we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between the previously estimated future prepayments and the amounts actually received plus current anticipated future prepayments. If the actual and anticipated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
The yield on our adjustable rate securities further assumes that the securities reset at a rate equal to the underlying index rate in effect as of the date we acquired the security plus the stated margin.
Derivative and other Hedging Instruments
We use a variety of derivative instruments to economically hedge a portion of our exposure to market risks, including interest rate and prepayment risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or sell to-be-announced agency MBS forward contracts (“TBAs”), specified agency MBS on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts. We may also purchase or write put or call options on TBA securities and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).
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
Our derivative agreements contain provisions that allow for netting or setting off receivables and payables with each counterparty. We do not offset fair value amounts recognized for derivative instruments and fair value amounts recognized for the right to reclaim cash collateral (a receivable) or the obligation to return cash collateral (a payable) arising from derivative instrument(s) recognized at fair value executed with the same counterparty under master netting arrangements.
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
Discontinuation of hedge accounting for interest rate swap agreements
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility by eliminating the need to always match the pricing dates of our repurchase agreements with our swaps as was required under hedge accounting. Our net asset value was not impacted by our election to discontinue hedge accounting since our net asset value is the same irrespective of whether we apply hedge accounting.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one or three-month LIBOR ("payer swap") with terms up to 10 years, which has the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities.
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
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. The difference between the contract price and the fair value of the TBA security is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income. Upon settlement of the TBA contract, the realized gain or loss on the TBA contract is equal to the difference between the fair value of the underlying agency MBS physically received/delivered and the contract price, or if cash settled, is equal to the net cash amount paid or received.
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
Variable Interest Entities
ASC Topic 810, Consolidation (“ASC 810”), requires an enterprise to consolidate a variable entity ("VIE") if it is deemed the primary beneficiary. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE and ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as additional disclosures for entities that have variable interests in VIEs.
We have entered into transactions involving CMO trusts (e.g. a VIE) whereby, in each case, we transferred agency MBS to an investment bank in exchange for cash proceeds and at the same time entered into a commitment with the same investment bank to purchase to-be-issued securities collateralized by the agency MBS transferred, which resulted in our consolidation of the CMO trusts. We will consolidate a CMO trust if we are the CMO trust’s primary beneficiary; that is, if we have a variable interest (or combination of variable interests) that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. As part of the qualitative assessment in determining if we have a controlling financial interest, we evaluate whether we control the selection of financial assets transferred to the CMO trust.
We report agency MBS transferred to consolidated VIEs that can be used only to settle the obligations of each respective VIE on our consolidated balance sheets in agency securities transferred to consolidated variable interest entities, at fair value.
We report consolidated debt issued in connection with the CMO trusts on our consolidated balance sheets in other debt. Other debt represents third-party liabilities of consolidated VIEs and excludes liabilities of the VIEs acquired by us that eliminate in consolidation. The third-party beneficial interest holders in the VIEs have no recourse against our general credit. For transactions entered into subsequent to December 31, 2011, we have elected the option to account for other debt at fair value, with changes in fair value reflected in earnings during the period in which they occur. In management's view, this election more appropriately reflects our financial position as both the consolidated assets and consolidated debt are presented in a consistent manner on our consolidated balance sheets. We estimate the fair value of other debt based on a market approach using Level 2 inputs from third-party pricing services and dealer quotes.
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect this guidance to have a material effect on our financial statements.
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 4. Investment Securities

The following tables summarize our investments in agency MBS as of June 30, 2012 (dollars in millions):

	June 30, 2012
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$55,578	$16,511	$278	$72,367
Unamortized premium	2,653	756	13	3,422
Amortized cost	58,231	17,267	291	75,789
Gross unrealized gains	1,204	382	3	1,589
Gross unrealized losses	(4)	(2)	—	(6)
Total available-for-sale agency MBS, at fair value	59,431	17,647	294	77,372
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost (1)	508	55	—	563
Gross unrealized gains	24	2	—	26
Gross unrealized losses	(26)	(13)	—	(39)
Total agency MBS remeasured at fair value through earnings	506	44	—	550
Total agency MBS, at fair value	$59,937	$17,691	$294	$77,922
Weighted average coupon as of June 30, 2012 (2)	3.83%	3.97%	3.78%	3.86%
Weighted average yield as of June 30, 2012 (3)	2.81%	2.84%	1.62%	2.81%
Weighted average yield for the three months ended June 30, 2012 (3)	2.77%	2.59%	1.51%	2.73%
Weighted average yield for the six months ended June 30, 2012 (3)	3.01%	2.95%	1.68%	2.99%
 ________________________

1.
Interest-only agency MBS strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific agency CMO securities. Principal-only agency MBS strips represent the right to receive contractual principal flows of the UPB of specific agency CMO securities. The UPB of our interest-only agency MBS strips was $1.8 billion and the weighted average contractual interest we are entitled to receive was 5.66% of this amount as of June 30, 2012. The par value of our principal-only agency MBS strips was $316 million as of June 30, 2012.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of June 30, 2012.

3.
Incorporates a weighted average future constant prepayment rate assumption of 12% based on forward rates as of June 30, 2012 and a weighted average reset rate for adjustable rate securities of 2.68%, which is equal to a weighted average underlying index rate of 0.97% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.71%.

	June 30, 2012
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$74,180	$1,558	$(6)	$75,732
Adjustable-Rate	1,046	26	—	1,072
CMO	563	5	—	568
Interest-only and principal-only strips	563	26	(39)	550
Total agency MBS	$76,352	$1,615	$(45)	$77,922

The following tables summarize our investments in agency MBS as of December 31, 2011 (dollars in millions):

	December 31, 2011
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$37,232	$13,736	$258	$51,226
Unamortized premium	1,659	606	12	2,277
Amortized cost	38,891	14,342	270	53,503
Gross unrealized gains	680	324	3	1,007
Gross unrealized losses	(4)	(2)	—	(6)
Available-for-sale agency MBS, at fair value	39,567	14,664	273	54,504
Agency MBS remeasured at fair value through earnings:
Interest-only strips, amortized cost (1)	124	67	—	191
Gross unrealized gains	6	3	—	9
Gross unrealized losses	(8)	(13)	—	(21)
Agency MBS remeasured at fair value through earnings	122	57	—	179
Total agency MBS, at fair value	$39,689	$14,721	$273	$54,683
Weighted average coupon as of December 31, 2011 (2)	4.18%	4.39%	3.74%	4.23%
Weighted average yield as of December 31, 2011 (3)	3.03%	3.20%	1.71%	3.07%
Weighted average yield for the year ended December 31, 2011 (3)	3.19%	3.20%	2.05%	3.19%
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

As of June 30, 2012 and December 31, 2011, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of June 30, 2012 and December 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency MBS portfolio was 12% and 14%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using third-party services and market data. These third-party services estimate prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party services and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we use our judgment in making adjustments for different securities. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of June 30, 2012 and December 31, 2011 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2012			December 31, 2011
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$—	$—	—%	$214	$210	4.61%
Greater than 1 year and less than/equal to 3 years	2,266	2,245	4.06%	3,392	3,338	4.38%
Greater than 3 years and less than/equal to 5 years	23,989	23,294	3.69%	26,168	25,616	3.99%
Greater than 5 years and less than/equal to 10 years	50,092	49,231	3.75%	24,710	24,320	4.19%
Greater than 10 years	1,025	1,019	4.00%	20	19	5.02%
Total	$77,372	$75,789	3.74%	$54,504	$53,503	4.11%

The weighted average life of our interest-only agency MBS strips was 5.5 and 3.0 years as of June 30, 2012 and December 31, 2011, respectively. The weighted average life of our principal-only agency MBS strips was 6.6 and 2.6 years as of June 30, 2012 and December 31, 2011, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for our available-for-sale securities for the three and six months ended June 30, 2012 and 2011 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Prior Period Unrealized (Gains) and Losses, Net on Realization	Ending OCI Balance
Three months ended June 30, 2012	$896	1,106	(417)	$1,585
Three months ended June 30, 2011	$(68)	413	(94)	$251
Six months ended June 30, 2012	$1,002	1,216	(633)	$1,585
Six months ended June 30, 2011	$(28)	377	(98)	$251

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2012 and December 31, 2011 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2012	$3,932	$(6)	$—	$—	$3,932	$(6)
December 31, 2011	$1,135	$(6)	$—	$—	$1,135	$(6)

As of June 30, 2012, we did not intend to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees, but are rather due to changes in interest rates and prepayment expectations.
Gains and Losses
The following table is a summary of our net gain from the sale of agency MBS for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended		Six Months Ended
Agency MBS	June 30, 2012	June 30, 2011	June 30, 2012	June 30, 2011
Agency MBS sold, at cost	$(25,843)	$(10,448)	$(35,086)	$(12,384)
Proceeds from agency MBS sold (1)	26,260	10,542	35,719	12,482
Net gains on sale of agency MBS	$417	$94	$633	$98

Gross gains on sale of agency MBS	$425	$96	$645	$109
Gross losses on sale of agency MBS	(8)	(2)	(12)	(11)
Net gains on sale of agency MBS	$417	$94	$633	$98
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three and six months ended June 30, 2012 , we recognized an unrealized loss of $2 million and $1 million, respectively, and for the six months ended June 30, 2011, we recognized an unrealized gain of $3 million in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income for the change in value of investments in interest-only and principal-only agency MBS strips, net of prior period reversals. For the three months ended June 30, 2011, we recorded net unrealized gains and losses of $0 million for the change in value of investments in interest-only and principal-only agency MBS strips.
Pledged Assets
The following tables summarize our assets pledged as collateral under repurchase agreements, other debt, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012
Assets Pledged	Repurchase Agreements	Other Debt Agreements	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$72,932	$1,544	$1,138	$210	$75,824
U.S. Treasury securities - fair value	203	—	—	—	203
Accrued interest on pledged securities	213	5	3	1	222
Restricted cash	—	—	302	—	302
Total	$73,348	$1,549	$1,443	$211	$76,551

	December 31, 2011
Assets Pledged	Repurchase Agreements	Other Debt Agreements	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$50,255	$58	$644	$87	$51,044
U.S. Treasury securities - fair value	101	—	—	—	101
Accrued interest on pledged securities	161	—	2	—	163
Restricted cash	—	—	336	—	336
Total	$50,517	$58	$982	$87	$51,644

The following table summarizes our securities pledged as collateral under repurchase agreements and other debt by remaining maturity, including securities pledged related to sold but not yet settled securities, as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012			December 31, 2011
Securities Pledged by Remaining Maturity of Repurchase Agreements and Other Debt	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
Less than 30 days	$31,086	$30,439	$91	$19,772	$19,361	$63
31 - 59 days	14,744	14,417	43	16,964	16,648	55
60 - 90 days	13,696	13,419	39	8,337	8,179	26
Greater than 90 days	14,950	14,627	45	5,240	5,154	17
Total agency MBS	74,476	72,902	218	50,313	49,342	161
U.S. Treasury securities:
1 day	203	203	—	101	101	—
Total securities	$74,679	$73,105	$218	$50,414	$49,443	$161
As of June 30, 2012 and December 31, 2011, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
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
As of June 30, 2012 and December 31, 2011, the fair value of all of our CMO securities, interest-only securities and principal-only securities, excluding the consolidated CMO trusts discussed below, was $1.1 billion and $426 million, respectively, or $1.7 billion and $429 million, respectively, including the net asset value of the consolidated CMO trusts discussed below. Our maximum exposure to loss related to our CMO securities and interest-only and principal-only securities, including the consolidated CMO trust, was $342 million and $155 million as of June 30, 2012 and December 31, 2011, respectively.
We have consolidated CMO trusts for which we have determined we are the primary beneficiary of the trusts. In connection with the consolidated trusts, as of June 30, 2012 and December 31, 2011, we recognized agency securities with a total fair value of $1.5 billion and $58 million, respectively, and a principal balance of $1.4 billion and $55 million, respectively, and other debt with a carrying value of $954 million and $54 million, respectively, in our accompanying consolidated balance sheets. The total fair value of other debt for which we have elected the option to account for at fair value was $909 million as of June 30, 2012, with a principal balance $905 million (or $901 million, net of discounts). For the three and six months ended June 30, 2012, we recognized an unrealized loss of $8 million in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income for the change in value of our other debt. Our involvement with the consolidated trusts is limited to the agency securities transferred to the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2012 and December 31, 2011, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012			December 31, 2011
Original Maturity	Repurchase Agreements	Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
1 month or less	$8,700	0.40%	15	$2,558	0.43%	10
1-3 months	19,795	0.40%	30	24,518	0.39%	32
4-6 months	21,549	0.41%	55	16,475	0.37%	53
7-9 months	12,690	0.45%	108	2,423	0.45%	141
10-12 months	2,930	0.50%	159	1,006	0.53%	244
13-24 months	3,129	0.56%	282	600	0.51%	268
25-36 months	544	0.71%	895	—	—	—
Total agency MBS	69,337	0.43%	74	47,580	0.40%	51
U.S. Treasury securities:
1 day	203	0.40%	1	101	0.40%	1
Total / Weighted Average	$69,540	0.42%	74	$47,681	0.40%	51
As of June 30, 2012 and December 31, 2011, we did not have an amount at risk with any repurchase agreement counterparty greater than 4% of our stockholders’ equity.
As of June 30, 2012 and December 31, 2011, we had other debt with a carrying value of $954 million and $54 million, respectively, and a principal balance of $950 million (or $946 million, net of original issue discounts) and $54 million, respectively. Other debt consists of variable rate debt outstanding at LIBOR plus 25 basis points in connection with the consolidation of structured transactions for which we are the primary beneficiary in our accompanying financial statements. The actual maturities of other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing the other debt, periodic contractual principal payments and principal prepayments. The estimated weighted average life of our other debt as of June 30, 2012 was 4.7 years.

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
As of June 30, 2012 and December 31, 2011, our derivative and other hedging instruments were comprised primarily of interest rate swaps, which have the effect of economically modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one-month LIBOR with terms up to 10 years.
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

For the three and six months ended June 30, 2012, we reclassified $52 million and $104 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio was $114 million and $205 million for the three and six months ended June 30, 2012, respectively. The difference of $62 million and $101 million for the three and six months ended June 30, 2012, respectively, are reported in our accompanying consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of June 30, 2012, the net deferred loss in accumulated OCI related to de-designated interest rate swaps was $587 million and the weighted average remaining contractual term was 2.7 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $198 million.
The following tables summarize information about our outstanding interest rate swaps designated as hedging instruments under ASC 815 and their effect on our consolidated statement of comprehensive income for the three and six months ended June 30, 2011 (dollars in millions).

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Expirations / Terminations	Ending Notional Amount
Three months ended June 30, 2011	$14,950	7,300	(250)	$22,000
Six months ended June 30, 2011	$6,450	15,800	(250)	$22,000

Interest Rate Swaps Designated as Hedging Instruments:	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of (Gain) or Loss Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended June 30, 2011	$(253)	Interest expense	—	Gain (loss) on derivative instruments and other securities, net	$(1)
Six Months Ended June 30, 2011	$(195)	Interest expense	(69)	Gain (loss) on derivative instruments and other securities, net	$(1)
During the six months ended June 30, 2011, we also held forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges pursuant to ASC 815. The following tables summarize information about these securities and their effect on our consolidated statement of comprehensive income for the six months ended June 30, 2011 (dollars in millions). We did not designate any such agreements as cash flow hedges during the three months ended June 30, 2011 and three and six months ended June 30, 2012.

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Six Months Ended June 30, 2011	$245	$—	$(245)	$—	$—	—

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of (Gain) or Loss Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Six months ended June 30, 2011	$—	$3	Gain (loss) on derivative instruments and other securities, net	$—
Derivatives Not Designated as Hedging Instruments

The table below summarizes fair value information about our derivatives outstanding that were not designated as hedging instruments as of June 30, 2012 and December 31, 2011 (in millions).

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	June 30, 2012	December 31, 2011
Interest rate swaps	Derivative assets, at fair value	$9	$13
Payer swaptions	Derivative assets, at fair value	37	11
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	11	54
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	7	3
Markit IOS total return swaps - long	Derivative assets, at fair value	—	1
		$64	$82
Interest rate swaps	Derivative liabilities, at fair value	$(1,193)	$(795)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(12)	(14)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(45)	(44)
		$(1,250)	$(853)
  Additionally, as of June 30, 2012 and December 31, 2011, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions for a fair value of $1.3 billion and $899 million, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $1.2 billion and $880 million, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statements of comprehensive income for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30, 2012
Derivatives Not Designated as Hedging Instruments	Notional Amount as of March 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$1,787	31,230	(25,570)	$7,447	$54
Sale of TBA and forward settling agency securities	$9,053	46,882	(45,084)	$10,851	(178)
Interest rate swaps	$38,100	12,000	(1,550)	$48,550	(586)
Payer swaptions	$10,500	2,200	(3,900)	$8,800	(74)
Short sales of U.S. Treasury securities	$3,865	7,940	(10,555)	$1,250	(153)
U.S. Treasury futures - short	$1,653	2,185	(1,919)	$1,919	(84)
Markit IOS total return swaps - long	$39	—	(2)	$37	3
Markit IOS total return swaps - short	$194	—	(13)	$181	—
					$(1,018)
  ________________________________

1.
Excludes a loss of $1 million from U.S. Treasury securities and a loss of $2 million from interest-only and principal-only securities and a loss of $8 million from other debt re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the three months ended June 30, 2012.

	Three Months Ended June 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of March 31, 2011	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of June 30, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$4,316	10,073	(10,957)	$3,432	$61
Sale of TBA and forward settling agency securities	$5,400	32,608	(33,726)	$4,282	(165)
Interest rate swaps	$150	—	—	$150	(4)
Payer swaptions	$2,100	2,650	(700)	$4,050	(21)
Receiver Swaptions	$250	—	(250)	$—	—
Short sales of U.S. Treasury securities	$—	5,609	(4,145)	$1,464	(1)
US Treasury futures - long	$—	50	(50)	$—	—
Markit IOS total return swaps - long	$1,015	—	(332)	$683	3
Markit IOS total return swaps - short	$—	(312)	3	$(309)	—
					$(127)
  ______________________

1.
Excludes a $1 million loss for hedge ineffectiveness on our outstanding interest rate swaps, a gain of $28 million from U.S. Treasury securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the three months ended June 30, 2011.

	Six Months Ended June 30, 2012
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2011	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$3,699	53,543	(49,795)	$7,447	$121
Sale of TBA and forward settling agency securities	$3,803	77,711	(70,663)	$10,851	(229)
Interest rate swaps	$30,250	19,850	(1,550)	$48,550	(630)
Payer swaptions	$3,200	10,150	(4,550)	$8,800	(71)
Short sales of U.S. Treasury securities	$880	18,930	(18,560)	$1,250	(100)
U.S. Treasury futures - short	$783	3,838	(2,702)	$1,919	(63)
Markit IOS total return swaps - long	$41	—	(4)	$37	3
Markit IOS total return swaps - short	$206	—	(25)	$181	(3)
					$(972)
  ________________________________

1.
Excludes a loss of $1 million from U.S. Treasury securities and a loss of $1 million from interest-only and principal-only securities and a loss of $8 million from other debt re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the six months ended June 30, 2012.

	Six Months Ended June 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Settlement, Expiration or Exercise	Notional Amount as of June 30, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$512	22,341	(19,421)	$3,432	$45
Sale of TBA and forward settling agency securities	$1,361	50,929	(48,008)	$4,282	(145)
Interest rate swaps	$50	—	100	$150	(5)
Payer swaptions	$850	4,200	(1,000)	$4,050	(26)
Receiver Swaptions	$—	250	(250)	$—	(1)
Short sales of U.S. Treasury securities	$250	8,524	(7,310)	$1,464	—
Put Options	$—	(200)	200	$—	1
U.S. Treasury futures - long	$—	50	(50)	$—	—
Markit IOS total return swaps - long	$—	1,089	(406)	$683	12
Markit IOS total return swaps - short	$—	(312)	3	$(309)	—
					$(119)
  ______________________

1.
Excludes $3 million gain on interest-only securities re-measured at fair value through earnings and a loss of $1 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $28 million on U.S. Treasury securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the six months ended June 30, 2011.

The following tables summarize our interest rate swap agreements outstanding as of June 30, 2012 and December 31, 2011 (dollars in millions).

	June 30, 2012
Payer Interest Rate Swaps Not Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$16,800	1.21%	0.29%	$(281)	2.0
Greater than 3 years and less than/equal to 5 years	20,200	1.61%	0.38%	(704)	4.2
Greater than 5 years and less than/equal to 7 years	6,350	1.45%	0.50%	(112)	6.1
Greater than 7 years and less than/equal to 10 years	3,700	1.93%	0.50%	(79)	9.4
Greater than 10 years	1,500	1.82%	0.46%	(8)	10.1
Total Payer Interest Rate Swaps	$48,550	1.48%	0.37%	$(1,184)	4.3
________________________

1.	Amounts include forward starting swaps of $4.2 billion ranging of one to four months from June 30, 2012.

	December 31, 2011
Payer Interest Rate Swaps Not Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$11,350	1.22%	0.30%	$(148)	2.1
Greater than 3 years and less than/equal to 5 years	16,700	1.77%	0.35%	(607)	3.9
Greater than 5 years and less than/equal to 7 years	950	1.56%	0.57%	(9)	5.7
Greater than 7 years and less than/equal to 10 years	1,250	1.99%	0.55%	(18)	8.2
Total Payer Interest Rate Swaps	$30,250	1.57%	0.35%	$(782)	3.5
   ________________________

1.	Amounts include forward starting swaps of $2.6 billion ranging of one to five months from December 31, 2011.

The following table summarizes our interest rate swaption agreements outstanding as of June 30, 2012 and December 31, 2011 (dollars in millions).

	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
As of June 30, 2012	$121	$37	12	$8,800	2.94%	1M / 3M LIBOR	7.4
As of December 31, 2011	$49	$11	7	$3,200	3.41%	1M / 3M LIBOR	7.7
The following table summarizes our contracts to purchase and sell TBA and specified agency securities on a forward basis as of June 30, 2012 and December 31, 2011 (in millions):

	June 30, 2012		December 31, 2011
Purchase and Sale Contracts for TBAs and Forward Settling Securities Not Designated as Hedging Instruments	Notional Amount	Fair Value	Notional Amount	Fair Value
TBA securities:
Purchase contracts	$6,947	$5	$3,188	$49
Sale contracts	(10,850)	(38)	(3,803)	(41)
TBA securities, net (1)	(3,903)	(33)	(615)	8
Forward settling securities:
Purchase contracts	500	6	512	5
Forward settling securities, net (2)	500	6	512	5
Total TBA and forward settling securities, net	$(3,403)	$(27)	$(103)	$13
  ________________________

1.	Includes 15-year and 30-year TBA securities of varying coupons

2.	Includes 20-year and 30-year fixed securities of varying coupons
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
As of June 30, 2012, the fair value and termination value of our interest rate and total return swaps in a liability position related to these agreements was $1.2 billion. We had agency securities with fair values of $1.1 billion and restricted cash of $293 million pledged as collateral against our interest rate swaps, including initial collateral posted upon execution of interest rate swap and total return swap transactions.

Note 7. Fair Value Measurements

We determine the fair value of our agency securities and other debt based upon fair value estimates obtained from multiple third party pricing services and dealers.  In determining fair value, third party pricing sources use various valuation approaches, including market and income approaches.  Factors used by third party sources in estimating the fair value of an instrument may include observable inputs such as coupons, primary and secondary mortgage rates, pricing information, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument.  Third party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and foreclosures, especially when estimating fair values for securities with lower levels of recent trading activity. When possible, we make inquiries of third party pricing sources to understand the significant inputs and assumptions they used to determine their prices. For further information regarding valuation of our derivative instruments, please refer to the discussion of derivative and other hedging instruments in Note 3.

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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the six months ended June 30, 2012. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2012 and December 31, 2011 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
June 30, 2012
Assets:
Agency securities	$—	$77,922	$—
Interest rate swaps	—	9	—
Other derivative instruments	—	55	—
Total	$—	$77,986	$—
Liabilities:
Other debt	$—	$909	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,269	—	—
U.S. Treasury futures	12	—	—
Interest rate swaps	—	1,193	—
Other derivative instruments	—	45	—
Total	$1,281	$2,147	$—

December 31, 2011
Assets:
Agency securities	$—	$54,683	$—
U.S. Treasury securities	101	—	—
Interest rate swaps	—	13	—
Other derivative instruments	—	69	—
Total	$101	$54,765	$—
Liabilities:
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	$899	$—	$—
U.S. Treasury futures	14	—	—
Interest rate swaps	—	795	—
Other derivative instruments	—	44	—
Total	$913	$839	$—

Note 8. Stockholders' Equity

Preferred Stock Offering

Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of June 30, 2012, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.21 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2012, we had declared all required quarterly dividends on the Series A Preferred Stock.
Common Stock Offering
In March 2012, we completed a public offering in which 71.2 million shares of our common stock were sold to the underwriters at a price of $29.00 per share.  The underwriters in the offering sold the shares of our common stock in one or more transactions on the NASDAQ Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale. Upon completion of the offering, we received proceeds, net of offering expenses, of approximately $2.1 billion.
At-the-Market Offering Program
We have sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time. During the three and six months ended June 30, 2012, we sold 4.8 million and 9.5 million shares of our common stock, respectively, under such a sales agreement at an average price of $32.40 and $31.41 per share, respectively, for proceeds, net of program costs, of $155 million and $298 million, respectively. As of June 30, 2012, 16.7 million shares remain under the sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three and six months ended June 30, 2012, there were no shares issued under the plan. As of June 30, 2012, 4.7 million shares remain under the plan.

Note 9. Subsequent Event
In July 2012, we completed a public offering in which 36.8 million shares of our common stock were sold to the underwriters at a price of $33.70 per share.  The underwriters in the offering sold the shares of our common stock in one or more transactions on the NASDAQ Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale. Upon completion of the offering, we received proceeds, net of offering expenses, of approximately $1.2 billion.

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
Our principal objective is to preserve our net book value (also referred to as "net asset value", "NAV" and "stockholders' equity") while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from the combination of our net interest income and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
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
The table below summarizes interest rates and prices of generic fixed-rate agency MBS as of June 30, 2012, March 31, 2012 and December 31, 2011.

Interest Rate/Security Price (1)	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2012 Versus March 31, 2012	June 30, 2012 Versus December 31, 2011
LIBOR:
1-Month	0.25%	0.24%	0.30%	+0.01	-0.05
3-Month	0.46%	0.47%	0.58%	-0.01	-0.12
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.30%	0.33%	0.24%	-0.03	+0.06
5-Year U.S. Treasury	0.72%	1.04%	0.83%	-0.32	-0.11
10-Year U.S. Treasury	1.65%	2.21%	1.88%	-0.56	-0.23
Interest Rate Swap Rate:
2-Year Swap	0.55%	0.58%	0.73%	-0.03	-0.18
5-Year Swap	0.97%	1.27%	1.22%	-0.30	-0.25
10-Year Swap	1.78%	2.29%	2.03%	-0.51	-0.25
30-Year Fixed Rate MBS Price
3.5%	$105.11	$102.72	$102.88	+$2.39	+$2.23
4.0%	$106.44	$104.86	$105.03	+$1.58	+$1.41
4.5%	$107.28	$106.38	$106.42	+$0.90	+$0.86
5.0%	$108.23	$108.03	$108.03	+$0.20	+$0.20
5.5%	$109.08	$108.97	$108.89	+$0.11	+$0.19
6.0%	$109.91	$110.20	$110.16	-$0.29	-$0.25
15-Year Fixed Rate MBS Price
2.5%	$103.09	$101.42	$101.34	+$1.67	+$1.75
3.0%	$104.77	$103.56	$103.28	+$1.21	+$1.49
3.5%	$105.66	$104.92	$104.58	+$0.74	+$1.08
4.0%	$106.34	$106.00	$105.50	+$0.34	+$0.84
4.5%	$107.17	$107.20	$106.59	-$0.03	+$0.58
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

In the current environment of high market prices of agency securities and historically low interest rates, the returns on agency securities are extremely sensitive to prepayments. We believe maintaining a current investment portfolio of agency securities with favorable prepayment characteristics is critical to generating strong returns in a variety of potential market scenarios. Agency securities backed by pools of (i) loans with lower loan balances, (ii) loans already refinanced under the Home Affordable Refinance Program (“HARP”) and (iii) loans with lower coupons all exhibit favorable prepayment characteristics. Accordingly, we have positioned our current investment portfolio to be weighted towards agency securities with favorable prepayment characteristics. A summary of the composition of our investment portfolio as of June 30, 2012, including our investments in agency securities backed by lower loan balances and HARP loans, is included below under Financial Condition. The current composition of our investment portfolio is also weighted towards agency securities with lower coupons to further protect our portfolio against prepayment risk. For example, our agency MBS portfolio had a weighted average coupon of 3.86% as of June 30, 2012 compared to 4.23% as of December 31, 2011. To illustrate the impact of investing in securities that include favorable prepayment characteristics, the table below compares the actual constant prepayment rates (“CPR”) for our portfolio and for the Fannie Mae 2011 30-year 4.0% fixed rate universe for the six months ended June 30, 2012.

Annualized Monthly Constant Prepayment Rates (1)	January 2012	February 2012	March 2012	April 2012	May 2012	June 2012
AGNC portfolio	8%	8%	12%	12%	10%	8%
Fannie Mae 2011 30-year 4.0% fixed rate universe (2)	13%	19%	21%	14%	15%	21%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

2.	Source: JP Morgan.

FINANCIAL CONDITION
As of June 30, 2012 and December 31, 2011, our investment portfolio consisted of $77.9 billion and $54.7 billion, respectively, of agency mortgage-backed securities ("agency MBS"). The following tables summarize certain characteristics of our agency MBS investment portfolio as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		June 2012 Projected Life CPR (2)
					Coupon	Yield (1)
AFS Investments By Issuer:
Fannie Mae	$55,578	$58,231	104.8%	$59,431	3.71%	2.79%	11%
Freddie Mac	16,511	17,267	104.6%	17,647	3.85%	2.80%	13%
Ginnie Mae	278	291	104.7%	294	3.78%	1.62%	20%
Total / Weighted Average AFS Securities	$72,367	$75,789	104.7%	$77,372	3.74%	2.79%	12%

AFS Investments By Security Type:
Fixed-Rate
≤ 15-Year
Lower Loan Balance (3)	$15,552	$16,151	103.9%	$16,707	3.71%	2.68%	13%
HARP (4)	1,193	1,239	103.9%	1,273	3.71%	2.65%	14%
Other (2009-2012 Vintage) (5)	8,502	8,793	103.4%	8,843	2.91%	1.93%	14%
Other (Pre 2009 Vintage)	37	39	104.8%	40	4.55%	2.66%	17%
Total ≤ 15-Year	25,284	26,222	103.7%	26,863	3.44%	2.42%	14%
Total 20-Year:	2,894	3,015	104.1%	3,080	3.61%	2.74%	11%
30-Year:
Lower Loan Balance (3)	13,800	14,608	105.8%	14,902	3.98%	3.04%	9%
HARP (4)	18,928	20,028	105.8%	20,409	3.97%	3.02%	10%
Other (2009-2012 Vintage) (5)	9,339	9,711	104.0%	9,867	3.70%	2.96%	11%
Other (Pre 2009 Vintage) (5)	558	596	106.7%	611	5.59%	3.53%	21%
Total 30-Year	42,625	44,943	105.4%	45,789	3.94%	3.02%	10%
Total Fixed-Rate	70,803	74,180	104.8%	75,732	3.75%	2.80%	11%
Adjustable-Rate	1,010	1,046	103.7%	1,072	4.21%	2.44%	19%
CMO	554	563	102.9%	568	2.51%	2.01%	15%
Total / Weighted Average	$72,367	$75,789	104.7%	$77,372	3.74%	2.79%	12%

	June 30, 2012
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		June 2012 Projected Life CPR (2)
				Coupon	Yield (1)
Interest-Only Strips
Fannie Mae	$354	$55	$44	5.50%	12.51%	22%
Freddie Mac	1,419	256	232	5.70%	6.93%	17%
Principal-Only Strips
Fannie Mae	316	252	274	—%	3.20%	10%
Total / Weighted Average	$2,089	$563	$550	4.80%	5.81%	14%
_______________________

1.
Incorporates a weighted average future CPR assumption of 12% based on forward rates as of June 30, 2012 and a weighted average reset rate for adjustable rate securities of 2.68%, which is equal to a weighted average underlying index rate of 0.97% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.71%.

2.	Weighted average projected life CPR based on forward rate assumptions as of June 30, 2012.

3.
Lower loan balance securities represent pools backed by a maximum original loan balance of up to $150 thousand. Our lower loan balance securities had a weighted average original loan balance of $99 thousand and $103 thousand for 15-year and 30-year securities, respectively, as of June 30, 2012.

4.
HARP securities are defined as pools backed by100% refinance loans with loan-to-values ("LTV") ≥ 80%. Our HARP securities had a weighted average LTV of 95% and 97% for 15-year and 30-year securities, respectively, as of June 30, 2012.

5.	Other 15-year and 30-year securities include a total of $689 million and $960 million of securities backed by loans with original loan balances ≤ $175 thousand.

	December 31, 2011
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		December 2011 Projected Life CPR (2)
					Coupon	Yield (1)
AFS Investments By Issuer:
Fannie Mae	$37,232	$38,891	104.5%	$39,567	4.07%	3.02%	14%
Freddie Mac	13,736	14,342	104.4%	14,664	4.21%	3.16%	14%
Ginnie Mae	258	270	104.7%	273	3.74%	1.71%	25%
Total / Weighted AFS Securities	$51,226	$53,503	104.4%	$54,504	4.11%	3.05%	14%

AFS Investments By Security Type:
Fixed-Rate
≤ 15-Year:
Lower Loan Balance (3)	$16,033	$16,626	103.7%	$17,027	3.81%	2.84%	12%
HARP (4)	1,160	1,208	104.2%	1,235	3.93%	2.87%	12%
Other (5)	1,814	1,873	103.2%	1,898	3.54%	2.58%	15%
Total ≤ 15-Year	19,007	19,707	103.7%	20,160	3.79%	2.82%	13%
Total 20-Year:	5,462	5,659	103.6%	5,710	3.71%	2.72%	16%
30-Year:
Lower Loan Balance (3)	4,577	4,847	105.9%	4,927	4.48%	3.40%	11%
HARP (4)	11,676	12,318	105.5%	12,591	4.48%	3.50%	11%
Other (2009-2011 Vintage)	6,987	7,307	104.6%	7,380	4.24%	3.17%	15%
Other (Pre 2009 Vintage)	655	697	106.3%	715	5.59%	3.37%	25%
Total 30-Year	23,895	25,169	105.3%	25,613	4.44%	3.38%	12%
Total Fixed-Rate	48,364	50,535	104.5%	51,483	4.10%	3.09%	13%
Adjustable-Rate	2,627	2,725	103.7%	2,774	4.29%	2.58%	32%
CMO	235	243	103.1%	247	3.74%	1.69%	29%
Total / Weighted Average	$51,226	$53,503	104.4%	$54,504	4.11%	3.05%	14%

	December 31, 2011
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		December 2011 Projected Life CPR (2)
				Coupon	Yield (1)
Interest-Only Strips
Fannie Mae	$687	$90	$86	5.55%	6.62%	31%
Freddie Mac	453	66	56	5.48%	10.35%	25%
Principal-Only Strips
Fannie Mae	40	35	37	—%	5.40%	31%
Total / Weighted Average	$1,180	$191	$179	5.33%	7.70%	29%
______________________

1.
Incorporates a weighted average future CPR assumption of 14% based on forward rates as of December 31, 2011 and a weighted average reset rate for adjustable rate securities of 2.71%, which is equal to a weighted average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an weighted average margin of 1.77%.

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

Interest-only agency MBS strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific agency CMO securities. Principal-only agency MBS strips represent the right to receive contractual principal flows of the UPB of specific agency CMO securities. As of June 30, 2012 and December 31, 2011, the combined weighted average yield of our agency MBS portfolio was 2.81% and 3.07%, respectively.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of June 30, 2012 and December 31, 2011, the weighted average final contractual maturity of our agency MBS portfolio was 24 and 23 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 6.3 and 5.1 years as of June 30, 2012 and December 31, 2011, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining projected life of our agency MBS portfolio of 12% as of June 30, 2012 and 14% as of December 31, 2011. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 105.0% of par value as of June 30, 2012, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012			December 31, 2011
Estimated Weighted Average Life of Agency MBS Classified as AFS	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$—	$—	—%	$214	$210	4.61%
Greater than 1 year and less than or equal to 3 years	2,266	2,245	4.06%	3,392	3,338	4.38%
Greater than 3 years and less than or equal to 5 years	23,989	23,294	3.69%	26,168	25,616	3.99%
Greater than 5 years and less than/equal to 10 years	50,092	49,231	3.75%	24,710	24,320	4.19%
Greater than 10 years	1,025	1,019	4.00%	20	19	5.02%
Total	$77,372	$75,789	3.74%	$54,504	$53,503	4.11%
The weighted average life of our interest-only agency MBS strips was 5.5 and 3.0 years as of June 30, 2012 and December 31, 2011, respectively, and the weighted average life of our principal-only agency MBS strips was 6.6 and 2.6 years as of June 30, 2012 and December 31, 2011, respectively.
As of June 30, 2012 and December 31, 2011, we held pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") and hybrid ARMs with coupons linked to various indices. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period and, thereafter, reset at regular intervals subject to interest rate caps. The following tables detail the characteristics of our ARM and hybrid ARM agency MBS portfolio by index as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012				December 31, 2011
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	27	63	45	23	33	75	45	26
Weighted average margin	1.59%	1.78%	1.56%	1.83%	1.59%	1.79%	1.72%	1.83%
Weighted average annual period cap	1.10%	2.00%	1.09%	1.00%	1.08%	2.00%	1.31%	1.00%
Weighted average lifetime cap	10.59%	9.27%	8.93%	10.06%	10.59%	9.25%	9.25%	10.07%
Principal amount	$76	$464	$303	$167	$95	$1,967	$366	$199
Percentage of investment portfolio at par value	0.11%	0.64%	0.42%	0.23%	0.19%	3.84%	0.71%	0.38%

The following table details the number of months to the next reset for our pass-through agency MBS collateralized by ARMs and hybrid ARMs as of June 30, 2012 and December 31, 2011 (dollars in millions):

	June 30, 2012			December 31, 2011
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than 1 year	$80	8%	6	$29	1%	6
Greater than or equal to 1 year and less than 2 years	237	22%	21	156	6%	17
Greater than or equal to 2 years and less than 3 years	136	13%	29	397	14%	28
Greater than or equal to 3 years and less than 5 years	279	26%	51	479	17%	48
Greater than or equal to 5 years	340	31%	83	1,713	62%	85
Total / Weighted Average	$1,072	100%	48	$2,774	100%	66
As of June 30, 2012 and December 31, 2011, we did not have investments in agency debenture securities.

RESULTS OF OPERATIONS

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including economic interest expense and cost of funds and certain financial metrics derived from non-GAAP information, which we use in our internal analysis of results, and believe may be informative to users of our financial information.

We believe that these non-GAAP financial measures provide information useful to users of our financial information because economic interest expense and cost of funds is a financial metric used by our management and investors. We also believe that providing users of our financial information with such measures in addition to the related GAAP measures, gives users greater transparency to the information used by our management in its financial and operational decision-making. However, because economic interest expense and cost of funds are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies.
The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2012 and December 31, 2011 and our consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2012 and 2011 (in millions, except per share amounts):

	June 30, 2012	December 31, 2011
	(unaudited)
Balance Sheet Data:
Investment portfolio, at fair value	$77,922	$54,683
Total assets	$86,326	$57,972
Repurchase agreements and other debt	$70,494	$47,735
Total liabilities	$75,646	$51,760
Total stockholders' equity	$9,136	$6,212
Net asset value per common share as of period end (1)	$29.41	$27.71

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Statement of Comprehensive Income Data: (unaudited)
Interest income	$504	$265	$1,018	$429
Interest expense (2)	120	64	226	99
Net interest income	384	201	792	330
Other (loss) income, net (2)	(612)	(6)	(349)	9
Expenses	36	17	64	28
(Loss) income before income tax benefit	(264)	178	379	311
Income tax benefit, net	(3)	—	(1)	—
Net (loss) income	(261)	178	380	311
Dividend on preferred stock	3	—	3	—
Net (loss) income (attributable) available to common shareholders	$(264)	$178	$377	$311

Net (loss) income	$(264)	$178	$377	$311
Other comprehensive income (2)	741	66	687	$88
Comprehensive income	480	244	1,067	399
Dividend on preferred stock	3	—	3	—
Comprehensive income available to common shareholders	$477	$244	$1,064	$399

Weighted average number of common shares outstanding - basic and diluted	301.0	130.5	270.8	110.5
Net (loss) income per common share - basic and diluted	$(0.88)	$1.36	$1.39	$2.82
Comprehensive income per common share - basic and diluted	$1.58	$1.87	$3.93	$3.61
Dividends declared per common share	$1.25	$1.40	$2.50	$2.80

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other Data (unaudited):
Average agency securities, at par	$70,549	$30,220	$64,814	$24,412
Average agency securities, at cost	$74,007	$31,552	$67,948	$25,480
Average total assets, at fair value	$82,566	$34,443	$75,463	$27,520
Average repurchase agreements and other debt	$67,997	$28,668	$62,738	$23,206
Average stockholders' equity (3)	$9,071	$3,785	$8,028	$3,102
Average coupon (4)	3.96%	4.55%	4.05%	4.55%
Average asset yield (5)	2.73%	3.35%	2.99%	3.37%
Average cost of funds (6)	1.08%	0.89%	1.04%	0.86%
Average net interest rate spread (7)	1.65%	2.46%	1.95%	2.51%
Net comprehensive income return on average common equity (8)	21.5%	25.9%	26.9%	25.8%
Economic return on common equity (9)	22.1%	34.0%	30.4%	44.3%
Leverage (average during the period)(10)	7.5:1	7.6:1	7.8:1	7.5:1
Leverage (as of period end)(11)	7.6:1	7.5:1	7.6:1	7.5:1
Expenses % of average assets	0.18%	0.20%	0.17%	0.21%
Expenses % of average equity	1.59%	1.80%	1.60%	1.82%
_______________________

*	Except as noted below, average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

1.
Net book value per common share calculated as our total stockholders' equity, less our 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference of $25 per preferred share, divided by our number of common shares outstanding as of period end.

2.
We voluntarily discontinued hedge accounting under GAAP for interest rate swaps as of September 30, 2011. Accumulated other comprehensive loss (“OCI”) on our de-designated interest rate swaps as of September 30, 2011 is being amortized on a straight-line basis over the remaining swap terms into interest expense. All other periodic interest costs, termination fees and mark-to-market adjustments associated with our interest rate swaps are reported in other income (loss), net pursuant to GAAP. Other income (loss), net includes $62 million, $0 million, $101 million and $0 million of other periodic swap interest costs for the three months ended June 30, 2012 and 2011, and the six months ended June 30, 2012, and 2011, respectively. Please refer to our Economic Interest Expense and Cost of Funds discussion further below and Notes 3 and 6 of our Consolidated Financial Statements in this Report on

Form 10-Q for additional information regarding our discontinuance of hedge accounting.

3.	Average stockholders' equity calculated as our average month-ended stockholders' equity during the quarter.

4.	Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

5.
Average asset yield for the period was calculated by dividing our total cash interest income on agency securities, less amortization of premiums and discounts, by our average amortized cost of agency securities held.

6.
Cost of funds includes repurchase agreements, other debt and interest rate swaps (including de-designated swaps and swaps never designated as hedges under GAAP), but excludes costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Weighted average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and other debt outstanding, less repurchase agreements for U.S. Treasury securities, for the period.

7.	Net interest rate spread for the period was calculated by subtracting our average cost of funds from our average asset yield.

8.	Net comprehensive income return on average common equity for the period was calculated by dividing our comprehensive income available to common shareholders by our average common equity.

9.
Economic return on common equity represents the sum of the change in our net asset value per common share and our dividends declared on common stock during the period over our beginning net asset value per common share.

10.
Leverage during the period was calculated by dividing our daily weighted average repurchase agreements and other debt outstanding, less our repurchase agreements for U.S. Treasury securities, for the period by the average stockholders' equity for the period.

11.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable / payable for unsettled agency securities and other debt by our total stockholders' equity at period end.

Interest Income and Asset Yield
The following table summarize s our interest income for the three and six months ended June 30, 2012 and 2011 (dollars in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash interest income	$700	3.96%	$344	4.55%	$1,314	4.05%	$556	4.55%
Premium amortization	(196)	(1.23)%	(79)	(1.20)%	(296)	(1.06)%	(127)	(1.18)%
Interest income	$504	2.73%	$265	3.35%	$1,018	2.99%	$429	3.37%
Actual portfolio CPR	10%		9%		10%		10%
Projected life CPR as of period end	12%		10%		12%		10%
10-year U.S. Treasury rate as of period end	1.65%		3.16%		1.65%		3.16%
Interest income was $504 million and $265 million for the three month periods ended June 30, 2012 and 2011, respectively, and $1.0 billion and $429 million for the six month periods ended June 30, 2012 and 2011, respectively. The increase in interest income was due to an increase in our average investment portfolio, partially offset by a decline in our average asset yield.
Our average asset yield declined 62 bps to 2.73% from 3.35% for the current and prior year three month periods, respectively, and declined 38 bps to 2.99% from 3.37% for the current and prior year six month periods, respectively. The decline in our average asset yield is reflective of the decline in long-term interest rates and the result of acquiring lower yielding securities due to changes in portfolio composition and higher prepayment forecasts.
We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a projected CPR over the remaining life of our investment portfolio. We estimate projected CPRs on our agency securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on our securities is adjusted retrospectively for differences between actual and projected CPR estimates or for changes in our projected CPR estimates. Our projected CPR estimate increased to 12% as of June 30, 2012 from 10% as of June 30, 2011. The actual CPR realized for individual securities in our investment portfolio was approximately 10% and 9% for the current and prior year three month periods, respectively, and 10% for both the current and prior year six month periods.
Interest income was net of premium amortization of $196 million and $79 million for the current and prior year three month periods, respectively, and $296 million and $127 million for the current and prior year six month periods, respectively. The unamortized premium balance of our investment portfolio, including the unamortized cost basis of our interest-only securities and net of discounts, was $3.7 billion and $2.4 billion as of June 30, 2012 and December 31, 2011, respectively.
Leverage
As of June 30, 2012 and December 31, 2011, our leverage was 7.7 times our stockholders' equity. When adjusted for the net payables and receivables for unsettled securities, our leverage ratio was 7.6 and 7.9 times our stockholders' equity as of June 30, 2012 and December 31, 2011, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage (as defined pursuant to each agreement) from exceeding levels ranging from 12 to 16 times the amount of our stockholders' equity. Additionally, under certain of our agreements, we could be required to settle our obligations under the agreements if we fail to maintain minimum shareholders’ equity thresholds or our REIT status.
The table below presents our quarterly average and quarter-end repurchase agreement and other debt balance outstanding and leverage ratios for the three and six months ended June 30, 2012 and 2011 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
June 30, 2012	$67,997	$70,495	$70,494	0.40%	0.42%	7.5:1	7.7:1	7.6:1
March 31, 2012	$57,480	$69,867	$69,866	0.38%	0.37%	8.2:1	8.0:1	8.4:1
June 30, 2011 (4)(5)	$28,668	$33,567	$33,567	0.25%	0.23%	7.6:1	7.0:1	7.5:1
March 31, 2011 (4)(5)	$17,756	$22,147	$22,062	0.28%	0.28%	7.4:1	6.6:1	7.6:1

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

Our leverage included in the table above does not include the impact of TBA and forward settling agency securities positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of June 30, 2012, we had a net short TBA and forward settling agency securities position of $3.4 billion notional value and at risk leverage of 7.4:1, net of unsettled securities.
Economic Interest Expense and Cost of Funds
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under GAAP. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility (refer to Note 3 of our consolidated financial statements in this Quarterly Report on Form 10-Q regarding our discontinuance of hedge accounting). Subsequent to our discontinuance of hedge accounting, the net deferred loss related to our de-designated interest rate swaps is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap. Although the reclassification of accumulated OCI into interest expense is similar to as if the interest rate swaps had not been de-designated, the actual net periodic interest costs associated with our de-designated interest rates swaps was greater than the amounts reclassified into interest expense for the three and six months ended June 30, 2012. The difference, as well as net periodic interest costs on interest rate swaps that were never in a hedge designation, is reported in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net. We refer to the sum of our total net periodic interest costs on our interest rate swaps and interest expense on our repurchase agreements as our "economic interest expense" and this amount relative to our outstanding repurchase agreements as our "cost of funds". Our economic interest expense and cost of funds does not include costs associated with our other supplemental hedges, such as swaptions, short U.S. Treasury or TBA positions.
The tables below present a reconciliation of our economic interest expense and cost of funds (non-GAAP financial measures) to our interest expense (the most comparable GAAP financial measure) for the three and six months ended June 30, 2012 and 2011 (dollars in millions).

	Three Months Ended June 30,				Six Months Ended June 30,
	2012		2011		2012		2011
	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Debt and interest rate swaps
Average repurchase agreements and other debt (2)	$67,997		$28,668		$62,738		$23,206
Average notional amount of interest rate swaps - designated and non-designated as hedges under GAAP	$38,671		$12,291		$33,790		$9,591
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	57%		43%		54%		41%
Weighted average pay rate on interest rate swaps	1.51%		1.72%		1.53%		1.69%

Economic interest expense and cost of funds
Interest expense:
Repurchase agreements and other debt	$68	0.40%	$18	0.25%	$122	0.39%	$30	0.26%
Periodic interest costs of interest rate swaps designated as hedges under GAAP, net	52	0.31%	46	0.64%	104	0.33%	69	0.60%
Total interest expense	120	0.71%	64	0.89%	226	0.72%	99	0.86%
Other periodic interest costs of interest rate swaps, net	62	0.37%	—	—%	101	0.32%	—	—%
Total economic interest expense and cost of funds	$182	1.08%	$64	0.89%	$327	1.04%	$99	0.86%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.

2.	Average repurchase agreement and other debt represents their daily weighted average balances, less amounts used to fund short-term investments in U.S. Treasury securities.
Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our economic interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of June 30, 2012, we had $4.6 billion of forward starting interest rate swaps outstanding with forward start dates through October 2012 and $200 million of interest rate swaps set to expire over the same time period.
The period over period increase in our economic interest expense was largely attributable to the increase in our investment portfolio and the corresponding increase in our average repurchase agreements and other debt outstanding and a higher cost of funds. Our higher cost of funds was reflective of higher repo rates and a higher ratio of interest rate swaps outstanding to repurchase agreements and other debt, which was partially offset by a decrease in the weighted average pay rate on our interest rate swaps. Our higher repo cost is primarily a function of higher repo rates in the market and, to a lesser extent, a function of extending the average original days-to-maturity of our repo funding to 121 days as of June 30, 2012 from 47 days as of June 30, 2011.
Gain on Sale of Agency Securities, Net
The following table is a summary of our net gain on sale of agency MBS for the current and prior year periods (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Agency MBS sold, at cost	$(25,843)	$(10,448)	$(35,086)	$(12,384)
Proceeds from agency MBS sold (1)	26,260	10,542	35,719	12,482
Net gains on sale of agency MBS	$417	$94	$633	$98

Gross gains on sale of agency MBS	$425	$96	$645	$109
Gross losses on sale of agency MBS	(8)	(2)	(12)	(11)
Net gains on sale of agency MBS	$417	$94	$633	$98
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
The period over period increase in the amount of agency MBS sold was due to an increase in the overall size of our investment portfolio and our Manager's execution of our active portfolio management strategy. Our strategy for the periods presented was largely focused on repositioning our agency MBS portfolio towards securities with attributes our Manager believes provide a greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors. During the current three month period, we decreased leverage to 7.6x as of June 30, 2012 from 8.4x as of March 31, 2012 in part through asset sales, and also we repositioned our portfolio into lower coupon agency MBS and lower loan balance and HARP securities, which are less susceptible to prepayment risk, reducing the impact of the decline in long-term interest rates on our portfolio.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Other periodic interest costs of interest rate swaps, net (1)	$(62)	$—	$(101)	$—
Other realized gain (loss) on derivative instruments and other securities, net:
Purchase of TBAs and forward settling agency securities	55	26	165	37
Sale of TBAs and forward settling agency securities	(156)	(126)	(233)	(111)
Interest rate swap termination fees	(52)	—	(52)	—
Interest rate payer swaptions	(21)	(4)	(26)	3
Interest rate swaps not designated as hedges	—	—	—	(5)
U.S. Treasury securities	(1)	28	(1)	28
Short sales of U.S. Treasury securities	(91)	(15)	(97)	(15)
U.S. Treasury futures	(47)	—	(65)	2
Other	1	10	2	12
Total other realized loss on derivative instruments and other securities, net	(312)	(81)	(307)	(49)
Unrealized gain (loss) on derivative instruments and other securities: (2)
Purchase of TBAs and forward settling agency securities	(1)	(24)	(44)	(69)
Sale of TBAs and forward settling agency securities	(22)	20	4	42
Interest rate swaps not designated as hedges (3)	(472)	(3)	(477)	—
Interest rate payer swaptions	(53)	(17)	(45)	(29)
Short sales of U.S. Treasury securities	(62)	14	(3)	15
U.S. Treasury futures	(37)	—	2	—
Other debt liabilities	(8)	—	(8)	—
Other	—	(9)	(3)	1
Total unrealized gain (loss) on derivative instruments and other securities, net	(655)	(19)	(574)	(40)
Total gain on derivative instruments and other securities, net	$(1,029)	$(100)	$(982)	$(89)
_______________________

1.	Please refer to Economic Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities includes reversals of prior period amounts for settled or expired derivative instruments and other securities.

3.	Amount excludes $52 million and $104 million of net unrealized gains on interest rate swaps recorded in other comprehensive income for the three and six months ended June 30, 2012.
We use derivative instruments and other securities in addition to interest rate swaps to supplement our interest rate risk management strategies. Our increased use of derivative instruments and other securities during the three and six months ended June 30, 2012 is correlated to the overall increase in our investment portfolio and continued interest rate volatility experienced during the three and six months ended June 30, 2012. For further details regarding our use of derivative instruments and related activity for the three and six months ended June 30, 2012 and 2011, refer to Notes 3 and 6 of our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $28 million and $12 million during the the three months ended June 30, 2012 and 2011, respectively, and $50 million and $21 million during the six months ended June 30, 2012 and 2011, respectively. General and administrative expenses were $8 million and $5 million during the three months ended June 30, 2012 and 2011, respectively, and $14 million and $7 million during the six months ended June 30, 2012 and 2011, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, the allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses. Our total expenses as a percentage of our average stockholders' equity on an annualized basis declined year over year to 1.59% from 1.80% for the current and prior year three month period, respectively and to 1.60% from 1.82% due to improved operating leverage.
Dividends and Income Taxes
For the three months ended June 30, 2012 and 2011, we declared common dividends of $1.25 and $1.40 per common share, respectively, and for the six months ended June 30, 2012 and 2011, we declared common dividends of $2.50 and $2.80 per common share, respectively. In addition, we declared our inaugural dividend on our Series A Preferred Stock of $0.556 per preferred share during the three months ended June 30, 2012. As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses and (iv) permanent differences for excise tax expense. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.
As of June 30, 2012, we have distributed all of our taxable income for the 2011 tax year. We expect to distribute our remaining fiscal year 2012 taxable income during fiscal year 2012 and 2013, subject to the spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the three and six months ended June 30, 2012, we accrued a Federal excise tax of $2 million and $4 million, respectively, included in our income tax (benefit) provision, net on the accompanying consolidated statements of comprehensive income, because we expect that our calendar year distributions for 2012 will be less than the total of these amounts. We did not accrue a Federal excise tax for the three and six months ended June 30, 2011.
Further, our taxable REIT subsidiary ("TRS") is subject to corporate Federal and state income taxes. For the three and six months ended June 30, 2012, we recognized an income tax benefit of $5 million, attributable to our TRS, which is included in our income tax (benefit) provision, net on the accompanying consolidated statements of operations and comprehensive income. For the three and six months ended June 30, 2011, we had no activity in our TRS.
Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three and six months ended June 30, 2012 and 2011 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2012	2011	2012	2011
Unrealized gain on AFS securities, net:
Unrealized gain, net	$1,106	$413	$1,216	$377
Reversal of prior period unrealized gains, net, upon realization	(417)	(94)	(633)	(98)
Unrealized gain on AFS securities, net:	689	319	583	279
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges:
Unrealized losses, net	—	(299)	—	(260)
Reversal of prior period unrealized losses on interest rate swaps, net, upon reclassification to interest expense	52	46	104	69
Unrealized gain (loss) on interest rate swaps, net:	52	(253)	104	(191)
Total other comprehensive income	$741	$66	$687	$88

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
Preferred Stock Offering

Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of June 30, 2012, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.21 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2012, we had declared all required quarterly dividends on the Series A Preferred Stock.
Common Stock Offerings
In March 2012, we completed a public offering in which 71.2 million shares of our common stock were sold to the underwriters at a price of $29.00 per share.  The underwriters in the offering sold the shares of our common stock in one or more transactions on the NASDAQ Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale. Upon completion of the offering, we received proceeds, net of offering expenses, of approximately $2.1 billion.
In July 2012, we completed a public offering in which 36.8 million shares of our common stock were sold to the underwriters at a price of $33.70 per share.  The underwriters in the offering sold the shares of our common stock in one or more transactions on the NASDAQ Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale. Upon completion of the offering, we received proceeds, net of offering expenses, of approximately $1.2 billion.
At-the-Market Offering Program
We have sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time. During the three and six months ended June 30, 2012, we sold 4.8 million and 9.5 million shares of our common stock, respectively, under such a sales agreement at an average price of $32.40 and $31.41 per share, respectively, for proceeds, net of program costs, of $155 million and $298 million, respectively. As of June 30, 2012, 16.7 million shares remain under the sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three and six months ended June 30, 2012, there were no shares issued under the plan. As of June 30, 2012, 4.7 million shares remain under the plan.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to three years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage ratio was 7.6 times the amount of our stockholders’ equity as of June 30, 2012, including our total borrowings and net payables/receivables for agency securities not yet settled. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin and was 0.42% as of June 30, 2012.

Following our election to discontinue accounting for our interest rate swaps as cash-flow hedges under GAAP as of September 30, 2011, we extended the terms of our repurchase agreements to reduce the "roll risk" associated with maturing repurchase agreements. As of June 30, 2012, our repurchase agreements had a weighted average original days-to-maturity of 121 days and had a remaining weighted average days-to-maturity of 74 days.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2012, we had master repurchase agreements with 31 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of June 30, 2012, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 16% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2012. For further details regarding our borrowings under repurchase agreements and other debt as of June 30, 2012, please refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

	As of June 30, 2012
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	17	53%
Europe	9	30%
Asia	5	17%
	31	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three and six months ended June 30, 2012, haircuts on our pledged collateral remained stable and as of June 30, 2012, our weighted average haircut was less than 5% of the value of our collateral.
Under our repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations for the agency MBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances and under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the agency MBS securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making such valuation determinations. Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of June 30, 2012, we have met all of our margin requirements. We had unrestricted cash and cash equivalents of $2.1 billion and unpledged agency securities of $2.6 billion, after adding the net receivable for unsettled agency securities, available to meet margin calls on our repurchase agreements and derivative instruments as of June 30, 2012.
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
We maintain an interest rate risk management strategy under which we use derivative financial instruments to manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed-rate assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA securities, U.S. Treasury securities, futures and other instruments.
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our borrowings because longer-term fixed-rate borrowings are not available at attractive terms. Please refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of June 30, 2012 and related activity for the three and six months ended June 30, 2012.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2012, approximately 97% of our fixed-rate agency MBS portfolio (or approximately 94% of our total agency MBS portfolio) was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of June 30, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
A primary measure of an instrument's price sensitivity to interest rate fluctuations is its duration. We estimate the duration of our portfolio using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our Manager's judgment. These adjustments are intended to, in our Manager's opinion, better reflect the unique characteristics and market trading conventions associated with certain types of securities. These adjustments generally result in shorter durations than what the unadjusted third-party model would otherwise produce. Without these adjustments, in rising rate scenarios, the longer unadjusted durations may underestimate price projections on certain securities with slower prepayment characteristics, such as HARP and lower loan balance securities, to a level below those of generic or TBA securities. However, in our Manager's judgment, because these securities are typically deliverable into TBA contracts, the price of these securities is unlikely to drop below the TBA price in rising rate scenarios.] The accuracy of the estimated duration of our portfolio and projected agency securities prices depends on our Manager's assumptions and judgments. Our Manager may discontinue making these duration adjustments in the future or may choose to make different adjustments. Other models could produce materially different results.
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
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of June 30, 2012. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
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

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2) (3)	Net Asset Value (2) (4)
+100 Basis Points	-9.6%	-0.39%	-3.47%
+50 Basis Points	-5.4%	+0.02%	+0.18%
-50 Basis Points	-7.0%	-0.45%	-4.05%
-100 Basis Points	-23.6%	-1.18%	-10.58%
________________

1.
Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of June 30, 2012. Includes the effect of periodic interest costs on our interest rate swaps that are not designated as hedges under U.S. GAAP, but excludes costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions.

2.	Includes the effect of derivatives and other securities used for economic hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total market value of investment portfolio as of June 30, 2012.

4.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of June 30, 2012.
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
Spread Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI. As of June 30, 2012, the fair value of these securities was $77.9 billion. When the market spread between the yield on our agency securities and U.S. Treasury securities or swap rates widens, the value of our agency securities and/or our net book value could decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of June 30, 2012, we had unrestricted cash and cash equivalents of $2.1 billion and unpledged agency securities of $2.6 billion available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2012, we had no legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.
Item 6.     Exhibits

(a)	Exhibits

Exhibit No.	Description

*3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q (File No. 001-34057), filed May 9, 2012.

*3.2	American Capital Agency Corp. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-K (File No. 001-34057), filed February 23, 2012.

*3.3	Certificate of Designations of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed April 3, 2012.

*4.1
Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q (File No. 001-34057), filed May 9, 2012.

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
*    Previously filed

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	August 9, 2012