Form 10-Q
period 2012-09-30
American Capital Agency Corp
filed 2012-11-08
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2012
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2012 was 341,598,550

AMERICAN CAPITAL AGENCY CORP.

PART I.-FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2012	December 31, 2011
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $83,600 and $50,667, respectively)	$88,020	$54,625
Agency securities transferred to consolidated variable interest entities, at fair value	1,620	58
U.S. Treasury securities, at fair value (pledged security)	—	101
Cash and cash equivalents	2,569	1,367
Restricted cash	369	336
Derivative assets, at fair value	292	82
Receivable for securities sold (including pledged securities of $1,466 and $319, respectively)	2,326	443
Receivable under reverse repurchase agreements	6,712	763
Other assets	269	197
Total assets	$102,177	$57,972
Liabilities:
Repurchase agreements	$79,254	$47,681
Debt of consolidated variable interest entities, at fair value	1,008	54
Payable for securities purchased	1,311	1,919
Derivative liabilities, at fair value	1,562	853
Dividends payable	430	314
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	7,265	899
Accounts payable and other accrued liabilities	74	40
Total liabilities	90,904	51,760
Stockholders’ equity:
8.000% Series A Cumulative Redeemable Preferred Stock; $0.01 par value; 6.9 and 0 shares issued and outstanding, respectively; liquidation preference of $25 per share ($173 and $0, respectively)	167	—
Common stock, $0.01 par value; 600.0 and 300.0 shares authorized; 341.6 and 224.1 shares issued and outstanding, respectively	3	2
Additional paid-in capital	9,536	5,937
Retained deficit	(672)	(38)
Accumulated other comprehensive income	2,239	311
Total stockholders’ equity	11,273	6,212
Total liabilities and stockholders’ equity	$102,177	$57,972

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Interest income:
Interest income	$520	$327	$1,538	$756
Interest expense	139	95	365	195
Net interest income	381	232	1,173	561
Other (loss) income, net:
Gain on sale of agency securities, net	210	263	843	361
Loss on derivative instruments and other securities, net	(460)	(222)	(1,442)	(310)
Total other (loss) income, net	(250)	41	(599)	51
Expenses:
Management fees	32	16	82	36
General and administrative expenses	8	6	22	13
Total expenses	40	22	104	49
Income before income tax provision	91	251	470	563
Income tax provision, net	5	1	4	1
Net income	86	250	466	562
Dividend on preferred stock	3	—	6	—
Net income available to common shareholders	$83	$250	$460	$562

Net income	$86	$250	$466	$562
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	1,190	536	1,773	815
Unrealized gain (loss) on derivative instruments, net	51	(512)	155	(704)
Other comprehensive income	1,241	24	1,928	111
Comprehensive income	1,327	274	2,394	673
Dividend on preferred stock	3	—	6	—
Comprehensive income available to common shareholders	$1,324	$274	$2,388	$673

Weighted average number of common shares outstanding - basic and diluted	332.8	180.7	291.6	134.2
Net income per common share - basic and diluted	$0.25	$1.39	$1.58	$4.19
Comprehensive income per common share - basic and diluted	$3.98	$1.52	$8.19	$5.01
Dividends declared per common share	$1.25	$1.40	$3.75	$4.20
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit) Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	224.1	$2	$5,937	$(38)	$311	$6,212
Net income	—	—	—	—	—	641	—	641
Other comprehensive (loss) income:
Unrealized loss on available- for-sale securities, net	—	—	—	—	—	—	(106)	(106)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	52	52
Issuance of common stock	—	—	75.9	1	2,204	—	—	2,205
Common dividends declared	—	—	—	—	—	(286)	—	(286)
Balance, March 31, 2012 (Unaudited)	—	—	300.0	3	8,141	317	257	8,718
Net loss	—	—	—	—	—	(261)	—	(261)
Other comprehensive income:
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	689	689
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	52	52
Issuance of preferred stock	6.9	167	—	—	—	—	—	167
Issuance of common stock	—	—	4.8	—	155	—	—	155
Preferred dividends declared	—	—	—	—	—	(3)	—	(3)
Common dividends declared	—	—	—	—	—	(381)	—	(381)
Balance, June 30, 2012 (Unaudited)	6.9	167	304.8	3	8,296	(328)	998	9,136
Net income	—	—	—	—	—	86	—	86
Other comprehensive income:
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	1,190	1,190
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	51	51
Issuance of common stock	—	—	36.8	—	1,240	—	—	1,240
Preferred dividends declared	—	—	—	—	—	(3)	—	(3)
Common dividends declared	—	—	—	—	—	(427)	—	(427)
Balance, September 30, 2012 (Unaudited)	6.9	$167	341.6	$3	$9,536	$(672)	$2,239	$11,273
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine months ended September 30,
	2012	2011
Operating activities:
Net income	$466	$562
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	515	240
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	155	—
Gain on sale of agency securities, net	(843)	(361)
Loss on derivative instruments and other securities, net	1,442	310
Increase in other assets	(79)	(91)
Increase in accounts payable and other accrued liabilities	25	9
Accretion of discounts on debt of consolidated variable interest entities	2	—
Net cash provided by operating activities	1,683	669
Investing activities:
Purchases of agency securities	(86,435)	(56,423)
Proceeds from sale of agency securities	44,218	24,351
Principal collections on agency securities	6,906	3,058
Purchases of U.S. Treasury securities	(2,444)	(4,059)
Proceeds from sale of U.S. Treasury securities	2,545	3,791
Proceeds from short sales of U.S. Treasury securities	29,698	12,054
Purchases of U.S. Treasury securities to cover short sales	(23,450)	(11,919)
Proceeds from reverse repurchase agreements	50,715	28,615
Payments made on reverse repurchase agreements	(56,661)	(28,842)
Net payments on other derivative instruments not designated as qualifying hedges	(816)	(194)
Increase in restricted cash	(33)	(298)
Net cash used in investing activities	(35,757)	(29,866)
Financing activities:
Proceeds from repurchase arrangements	310,225	247,495
Payments made on repurchase agreements	(278,652)	(220,333)
Proceeds from debt of consolidated variable interest entities	1,000	—
Repayments on debt of consolidated variable interest entities	(80)	(16)
Net proceeds from preferred stock issuances	167
Net proceeds from common stock issuances	3,600	3,268
Cash dividends paid	(984)	(406)
Net cash provided by financing activities	35,276	30,008
Net change in cash and cash equivalents	1,202	811
Cash and cash equivalents at beginning of period	1,367	173
Cash and cash equivalents at end of period	$2,569	$984
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
We did not recognize any OTTI charges on any of our investment securities for the three and nine months ended September 30, 2012 and 2011.
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
We estimate long-term prepayment speeds of our agency securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, current mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our Manager’s judgment, we may make adjustments to their estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) actual prepayments to date plus current estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
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
Our derivative agreements and repurchase agreements generally contain provisions that allow for netting or setting off receivables and payables with each counterparty. We report amounts in our consolidated balance sheets on a gross basis without regard for such rights of offset or master netting arrangements.
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
Discontinuation of hedge accounting for interest rate swap agreements
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps. Our net asset value was not impacted by our election to discontinue hedge accounting since our net asset value is the same irrespective of whether we apply hedge accounting.
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
We estimate the fair value of interest rate swaps using a third-party pricing model. The third-party pricing model incorporates such factors as the LIBOR curve and the pay rate on the interest rate swaps. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

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
We estimate the fair value of interest rate swaptions using a third-party pricing model based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
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
Forward commitments to purchase or sell specified agency MBS
We enter into forward commitments to purchase or sell specified agency MBS from time to time as a means of acquiring assets or as a hedge against short-term changes in interest rates. We account for contracts for the purchase or sale of specified agency MBS securities as derivatives if the delivery of the specified agency MBS and settlement extends beyond the shortest period possible for that type of security. Realized and unrealized gains and losses associated with forward commitments accounted for as derivatives are recognized in our consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net.
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
Variable Interest Entities
ASC Topic 810, Consolidation (“ASC 810”), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE and ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as additional disclosures for entities that have variable interests in VIEs.
We have entered into transactions involving CMO trusts (e.g. a VIE) whereby, in each case, we transferred agency MBS to an investment bank in exchange for cash proceeds and at the same time entered into a commitment with the same investment bank to purchase to-be-issued securities collateralized by the agency MBS transferred, which resulted in our consolidation of the CMO trusts. We will consolidate a CMO trust if we are the CMO trust’s primary beneficiary; that is, if we have a variable interest that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impact the VIE’s economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. As part of the qualitative assessment in determining if we have a controlling financial interest, we evaluate whether we control the selection of financial assets transferred to the CMO trust.
Agency MBS transferred to consolidated VIEs are reported on our consolidated balance sheets in agency securities transferred to consolidated variable interest entities, at fair value and can only be used to settle the obligations of each respective VIE.
We report debt issued in connection with the CMO trusts on our consolidated balance sheets in debt of consolidated VIEs, at fair value, which represents tranches within the trusts sold to third-parties and excludes tranches acquired by us that eliminate in consolidation. The third-party beneficial interest holders in the VIEs have no recourse against our general credit. For transactions entered into subsequent to December 31, 2011, we have elected the option to account for the consolidated debt at fair value, with changes in fair value reflected in earnings during the period in which they occur. We believe this election more appropriately reflects our financial position as both the consolidated assets and consolidated debt are presented in a consistent manner on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on a market approach using Level 2 inputs from third-party pricing services and dealer quotes.
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

Note 4. Investment Securities

As of September 30, 2012, we had agency MBS at fair value of $89.6 billion, with a total cost basis of $86.9 billion. The net unamortized premium balance on our investment portfolio as of September 30, 2012 was $4.4 billion, including interest-only and principal-only strips. The following tables summarize our investments in agency MBS as of September 30, 2012 (dollars in millions):

	September 30, 2012
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$64,352	$17,512	$260	$82,124
Unamortized premium	3,319	827	12	4,158
Amortized cost	67,671	18,339	272	86,282
Gross unrealized gains	2,161	617	6	2,784
Gross unrealized losses	(1)	—	—	(1)
Total available-for-sale agency MBS, at fair value	69,831	18,956	278	89,065
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost (1)	508	60	—	568
Gross unrealized gains	30	1	—	31
Gross unrealized losses	(12)	(12)	—	(24)
Total agency MBS remeasured at fair value through earnings	526	49	—	575
Total agency MBS, at fair value	$70,357	$19,005	$278	$89,640
Weighted average coupon as of September 30, 2012 (2)	3.74%	3.88%	3.78%	3.77%
Weighted average yield as of September 30, 2012 (3)	2.56%	2.82%	1.60%	2.61%
Weighted average yield for the three months ended September 30, 2012 (3)	2.53%	2.62%	1.54%	2.55%
Weighted average yield for the nine months ended September 30, 2012 (3)	2.82%	2.85%	1.64%	2.82%
 ________________________

1.
Interest-only agency MBS strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific agency CMO securities. Principal-only agency MBS strips represent the right to receive contractual principal flows of the UPB of specific agency CMO securities. The UPB of our interest-only agency MBS strips was $1.8 billion and the weighted average contractual interest we are entitled to receive was 5.70% of this amount as of September 30, 2012. The par value of our principal-only agency MBS strips was $309 million as of September 30, 2012.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of September 30, 2012.

3.
Incorporates a weighted average future constant prepayment rate assumption of 14% based on forward rates as of September 30, 2012 and a weighted average reset rate for adjustable rate securities of 2.67%, which is equal to a weighted average underlying index rate of 0.96% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.71%.

	September 30, 2012
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$85,136	$2,747	$(1)	$87,882
Adjustable-Rate	960	32	—	992
CMO	186	5	—	191
Interest-only and principal-only strips	568	31	(24)	575
Total agency MBS	$86,850	$2,815	$(25)	$89,640

As of December 31, 2011, we had agency MBS at fair value of $54.7 billion, with a total cost basis of $53.7 billion. The net unamortized premium balance on our investment portfolio as of December 31, 2011 was $2.4 billion, including interest-only and principal-only strips. The following tables summarize our investments in agency MBS as of December 31, 2011 (dollars in millions):

	December 31, 2011
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$37,232	$13,736	$258	$51,226
Unamortized premium	1,659	606	12	2,277
Amortized cost	38,891	14,342	270	53,503
Gross unrealized gains	680	324	3	1,007
Gross unrealized losses	(4)	(2)	—	(6)
Available-for-sale agency MBS, at fair value	39,567	14,664	273	54,504
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost (1)	124	67	—	191
Gross unrealized gains	6	3	—	9
Gross unrealized losses	(8)	(13)	—	(21)
Agency MBS remeasured at fair value through earnings	122	57	—	179
Total agency MBS, at fair value	$39,689	$14,721	$273	$54,683
Weighted average coupon as of December 31, 2011 (2)	4.18%	4.39%	3.74%	4.23%
Weighted average yield as of December 31, 2011 (3)	3.03%	3.20%	1.71%	3.07%
Weighted average yield for the year ended December 31, 2011 (3)	3.19%	3.20%	2.05%	3.19%
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

As of September 30, 2012 and December 31, 2011, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of September 30, 2012 and December 31, 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency MBS portfolio was 14%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, loan age, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgement. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of September 30, 2012 and December 31, 2011 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2012			December 31, 2011
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$—	$—	—%	$214	$210	4.61%
Greater than 1 year and less than/equal to 3 years	9,902	9,656	3.17%	3,392	3,338	4.38%
Greater than 3 years and less than/equal to 5 years	39,737	38,442	3.66%	26,168	25,616	3.99%
Greater than 5 years and less than/equal to 10 years	38,832	37,600	3.80%	24,710	24,320	4.19%
Greater than 10 years	594	584	3.55%	20	19	5.02%
Total	$89,065	$86,282	3.66%	$54,504	$53,503	4.11%

The weighted average life of our interest-only agency MBS strips was 4.8 and 3.0 years as of September 30, 2012 and December 31, 2011, respectively. The weighted average life of our principal-only agency MBS strips was 5.6 and 2.6 years as of September 30, 2012 and December 31, 2011, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in OCI, a component of stockholders’ equity. The following table summarizes changes in accumulated OCI for our available-for-sale securities for the three and nine months ended September 30, 2012 and 2011 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Prior Period Unrealized (Gains) and Losses, Net on Realization	Ending OCI Balance
Three months ended September 30, 2012	$1,585	1,400	(210)	$2,775
Three months ended September 30, 2011	$251	802	(266)	$787
Nine months ended September 30, 2012	$1,002	2,616	(843)	$2,775
Nine months ended September 30, 2011	$(28)	1,178	(363)	$787

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2012 and December 31, 2011 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2012	$436	$(1)	$—	$—	$436	$(1)
December 31, 2011	$1,135	$(6)	$—	$—	$1,135	$(6)

As of September 30, 2012, we did not intend to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees, but are rather due to changes in interest rates and prepayment expectations.
Gains and Losses
The following table is a summary of our net gain from the sale of agency MBS for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended		Nine Months Ended
Agency MBS	September 30, 2012	September 30, 2011	September 30, 2012	September 30, 2011
Agency MBS sold, at cost	$(10,172)	$(14,046)	$(45,258)	$(26,429)
Proceeds from agency MBS sold (1)	10,382	14,309	46,101	26,790
Net gains on sale of agency MBS	$210	$263	$843	$361

Gross gains on sale of agency MBS	$210	$268	$855	$377
Gross losses on sale of agency MBS	—	(5)	(12)	(16)
Net gains on sale of agency MBS	$210	$263	$843	$361
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three and nine months ended September 30, 2012, we recognized an unrealized gain of $20 million and $19 million, respectively, and for the three and nine months ended September 30, 2011, we recognized an unrealized gain of $28 million and $24 million, respectively, in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income for the change in value of investments in interest-only and principal-only agency MBS strips, net of prior period reversals. For the three and nine months ended September 30, 2012, we recognized no realized gain or loss, and for the three and nine months ended September 30, 2011, we recognized a realized loss of $3 million in gain on sale of agency securities, net, in our consolidated statements of operations and comprehensive income for the sales of interest-only and principal-only securities.
Pledged Assets
The following tables summarize our assets pledged as collateral under repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$83,654	$1,620	$1,255	$157	$86,686
Accrued interest on pledged securities	234	5	4	—	243
Restricted cash	—	—	369	—	369
Total	$83,888	$1,625	$1,628	$157	$87,298

	December 31, 2011
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$50,255	$58	$644	$87	$51,044
U.S. Treasury securities - fair value	101	—	—	—	101
Accrued interest on pledged securities	161	—	2	—	163
Restricted cash	—	—	336	—	336
Total	$50,517	$58	$982	$87	$51,644

The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012			December 31, 2011
Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
Less than 30 days	$30,861	$29,867	$86	$19,772	$19,361	$63
31 - 59 days	17,739	17,134	51	16,964	16,648	55
60 - 90 days	17,822	17,242	50	8,337	8,179	26
Greater than 90 days	18,852	18,348	52	5,240	5,154	17
Total agency MBS	85,274	82,591	239	50,313	49,342	161
U.S. Treasury securities:
1 day	—	—	—	101	101	—
Total securities	$85,274	$82,591	$239	$50,414	$49,443	$161
As of September 30, 2012 and December 31, 2011, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
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
As of September 30, 2012 and December 31, 2011, the fair value of all of our CMO securities, interest-only securities and principal-only securities, excluding the consolidated CMO trusts discussed below, was $766 million and $426 million, respectively, or $1.4 billion and $429 million, respectively, including the net asset value of the consolidated CMO trusts discussed below. Our maximum exposure to loss related to our CMO securities and interest-only and principal-only securities, including the consolidated CMO trust, was $375 million and $155 million as of September 30, 2012 and December 31, 2011, respectively.
We have consolidated CMO trusts for which we have determined we are the primary beneficiary of the trusts. In connection with the consolidated trusts, as of September 30, 2012 and December 31, 2011, we recognized agency securities with a total fair value of $1.6 billion and $58 million, respectively, and a principal balance of $1.5 billion and $55 million, respectively, and debt with a carrying value of $1.0 billion and $54 million, respectively, in our accompanying consolidated balance sheets. The total fair value of debt for which we have elected the option to account for at fair value was $968 million as of September 30, 2012, with a principal balance $939 million (or $936 million, net of discounts). For the three and nine months ended September 30, 2012, we recognized an unrealized loss of $24 million and $32 million in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income for the change in value of debt of our consolidated VIEs. Our involvement with the consolidated trusts is limited to the agency securities transferred to the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2012 and December 31, 2011, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012			December 31, 2011
Original Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
1 month or less	$4,724	0.43%	12	$2,558	0.43%	10
1-3 months	31,253	0.43%	37	24,518	0.39%	32
4-6 months	25,571	0.45%	72	16,475	0.37%	53
7-9 months	8,641	0.49%	92	2,423	0.45%	141
10-12 months	7,547	0.57%	266	1,006	0.53%	244
13-24 months	693	0.67%	613	600	0.51%	268
25-36 months	825	0.72%	992	—	—	—
Total agency MBS	79,254	0.46%	89	47,580	0.40%	51
U.S. Treasury securities:
1 day	—	—	—	101	0.40%	1
Total / Weighted Average	$79,254	0.46%	89	$47,681	0.40%	51
As of September 30, 2012 and December 31, 2011, we did not have an amount at risk with any repurchase agreement counterparty greater than 4% of our stockholders’ equity.
As of September 30, 2012 and December 31, 2011, we had other debt consisting of debt of consolidated VIEs outstanding with a carrying value of $1.0 billion and $54 million, respectively, and a principal balance of $979 million (or $976 million, net of original issue discounts) and $54 million, respectively. Debt of consolidated VIEs consists of variable rate debt outstanding in connection with the consolidation of structured transactions for which we are the primary beneficiary of in our accompanying financial statements. As of September 30, 2012, debt of consolidated VIEs carried a weighted average interest rate of LIBOR plus 42 basis points. The actual maturities of debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing the debt of consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of debt of consolidated VIEs as of September 30, 2012 was 3.8 years.

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
As of September 30, 2012 and December 31, 2011, our derivative and other hedging instruments were comprised primarily of interest rate swaps, which have the effect of economically modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our interest rate swaps are used to manage the interest rate risk created by our variable rate short-term repurchase agreements. Under our interest rate swaps, we typically pay a fixed-rate and receive a floating rate based on one-month LIBOR with terms up to 10 years.
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
For the three and nine months ended September 30, 2012, we reclassified $51 million and $155 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio was $125 million and $330 million for the three and nine months ended September 30, 2012, respectively. The difference of $74 million and $175 million for the three and nine months ended September 30, 2012, respectively, are reported in our accompanying consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of September 30, 2012, the net deferred loss in accumulated OCI related to de-designated interest rate swaps was $536 million and the weighted average remaining contractual term was 2.5 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $194 million.
The following tables summarize information about our outstanding interest rate swaps designated as hedging instruments under ASC 815 and their effect on our consolidated statement of comprehensive income for the three and nine months ended September 30, 2011 (dollars in millions).

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Expirations / Terminations	Hedge De-Designations	Ending Notional Amount
Three months ended September 30, 2011	$22,000	2,100	(200)	(23,900)	$—
Nine months ended September 30, 2011	$6,450	17,900	(450)	(23,900)	$—

Interest Rate Swaps Designated as Hedging Instruments:	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of (Gain) or Loss Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Three Months Ended September 30, 2011	$(512)	Interest expense	(71)	Gain (loss) on derivative instruments and other securities, net	$(1)
Nine Months Ended September 30, 2011	$(707)	Interest expense	(140)	Gain (loss) on derivative instruments and other securities, net	$(2)
During the nine months ended September 30, 2011, we also held forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges pursuant to ASC 815. The following tables summarize information about these securities and their effect on our consolidated statement of comprehensive income for the nine months ended September 30, 2011 (dollars in millions). We did not designate any such agreements as cash flow hedges during the three months ended September 30, 2011 and the three and nine months ended September 30, 2012.

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Nine Months Ended September 30, 2011	$245	$—	$(245)	$—	$—	—

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of (Gain) or Loss Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Nine months ended September 30, 2011	$—	$(3)	Gain (loss) on derivative instruments and other securities, net	$—
Derivatives Not Designated as Hedging Instruments
The table below summarizes fair value information about our derivatives outstanding that were not designated as hedging instruments as of September 30, 2012 and December 31, 2011 (in millions).

Derivatives Not Designated as Hedging Instruments	Balance Sheet Location	September 30, 2012	December 31, 2011
Interest rate swaps	Derivative assets, at fair value	$6	$13
Payer swaptions	Derivative assets, at fair value	57	11
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	186	54
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	43	3
Markit IOS total return swaps - long	Derivative assets, at fair value	—	1
		$292	$82
Interest rate swaps	Derivative liabilities, at fair value	$(1,442)	$(795)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(14)
Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	(20)	—
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(100)	(44)
		$(1,562)	$(853)
  Additionally, as of September 30, 2012 and December 31, 2011, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $7.3 billion and $899 million, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $7.2 billion and $880 million, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
The tables below summarize the effect of derivative instruments not designated as hedges under ASC 815 on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30, 2012
Derivatives Not Designated as Hedging Instruments	Notional Amount as of June 30, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$7,447	36,956	(26,234)	$18,169	$222
Sale of TBA and forward settling agency securities	$10,851	53,318	(49,774)	$14,395	(173)
Interest rate swaps	$48,550	3,450	(3,150)	$48,850	(438)
Payer swaptions	$8,800	2,000	(2,250)	$8,550	(25)
Short sales of U.S. Treasury securities	$1,250	11,550	(5,505)	$7,295	(15)
U.S. Treasury futures - short	$1,919	—	(1,919)	$—	(27)
Markit IOS total return swaps - long	$37	—	(37)	$—	—
Markit IOS total return swaps - short	$181	—	(181)	$—	—
					$(456)
  ________________________________

1.	Excludes a gain of $20 million from interest-only and principal-only securities and a loss of $24 million from debt of consolidated VIEs re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the three months ended September 30, 2012.

	Three Months Ended September 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of June 30, 2011	Additions	Additions Due to Hedge De-Designations	Settlement, Termination, Expiration or Exercise	Notional Amount as of September 30, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$3,432	19,881	—	(17,877)	$5,436	$73
Sale of TBA and forward settling agency securities	$4,282	37,867	—	(35,895)	$6,254	(146)
Interest rate swaps	$150	2,900	23,900	—	$26,950	(3)
Payer swaptions	$4,050	250	—	(1,050)	$3,250	(33)
Short sales of U.S. Treasury securities	$1,464	3,450	—	(4,449)	$465	(92)
US Treasury futures - long	$—	350	—	—	$350	2
Markit IOS total return swaps - long	$683	65	—	(683)	$65	(19)
Markit IOS total return swaps - short	$309	323	—	(309)	$323	20
						$(198)
  ______________________

1.
Excludes a loss of $28 million from interest-only and principal-only securities re-measured at fair value through earnings, a loss of $1 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $5 million from U.S. Treasury securities in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the three months ended September 30, 2011.

	Nine Months Ended September 30, 2012
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2011	Additions	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$3,699	90,498	(76,028)	$18,169	$343
Sale of TBA and forward settling agency securities	$3,803	131,030	(120,438)	$14,395	(402)
Interest rate swaps	$30,250	23,300	(4,700)	$48,850	(1,067)
Payer swaptions	$3,200	12,150	(6,800)	$8,550	(96)
Short sales of U.S. Treasury securities	$880	30,480	(24,065)	$7,295	(115)
U.S. Treasury futures - short	$783	3,838	(4,621)	$—	(91)
Markit IOS total return swaps - long	$41	—	(41)	$—	—
Markit IOS total return swaps - short	$206	—	(206)	$—	—
					$(1,428)
  ________________________________

1.
Excludes a loss of $1 million from U.S. Treasury securities, a gain of $19 million from interest-only and principal-only securities and a loss of $32 million from debt of consolidated VIEs re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the nine months ended September 30, 2012

	Nine Months Ended September 30, 2011
Derivatives Not Designated as Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Additions Due to Hedge De-Designations	Settlement, Expiration or Exercise	Notional Amount as of September 30, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$512	42,222	—	(37,298)	$5,436	$119
Sale of TBA and forward settling agency securities	$1,361	88,795	—	(83,902)	$6,254	(291)
Interest rate swaps	$50	2,900	23,900	100	$26,950	(8)
Payer swaptions	$850	4,450	—	(2,050)	$3,250	(58)
Receiver Swaptions	$—	250	—	(250)	$—	(1)
Short sales of U.S. Treasury securities	$250	11,974	—	(11,759)	$465	(92)
Put Options	$—	(200)	—	200	$—	1
U.S. Treasury futures - long	$—	400	—	(50)	$350	2
Markit IOS total return swaps - long	$—	1,154	—	(1,089)	$65	(6)
Markit IOS total return swaps - short	$—	636	—	(313)	$323	17
						$(317)
  ______________________

1.
Excludes a loss of $24 million from interest-only securities re-measured at fair value through earnings, a loss of $2 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $33 million from U.S. Treasury securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the nine months ended September 30, 2011.

The following tables summarize our interest rate swap agreements outstanding as of September 30, 2012 and December 31, 2011 (dollars in millions).

	September 30, 2012
Payer Interest Rate Swaps Not Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$17,150	1.15%	0.30%	$(308)	2.0
Greater than 3 years and less than/equal to 5 years	19,400	1.55%	0.35%	(767)	4.2
Greater than 5 years and less than/equal to 7 years	7,100	1.41%	0.43%	(203)	6.1
Greater than 7 years and less than/equal to 10 years	5,200	1.89%	0.45%	(158)	9.4
Total Payer Interest Rate Swaps	$48,850	1.43%	0.35%	$(1,436)	4.3
________________________

1.	Amounts include forward starting swaps of $3.1 billion ranging up to six months from September 30, 2012.

	December 31, 2011
Payer Interest Rate Swaps Not Designated as Hedging Instruments(1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$11,350	1.22%	0.30%	$(148)	2.1
Greater than 3 years and less than/equal to 5 years	16,700	1.77%	0.35%	(607)	3.9
Greater than 5 years and less than/equal to 7 years	950	1.56%	0.57%	(9)	5.7
Greater than 7 years and less than/equal to 10 years	1,250	1.99%	0.55%	(18)	8.2
Total Payer Interest Rate Swaps	$30,250	1.57%	0.35%	$(782)	3.5
   ________________________

1.	Amounts include forward starting swaps of $2.6 billion ranging up to five months from December 31, 2011.

The following table summarizes our interest rate swaption agreements outstanding as of September 30, 2012 and December 31, 2011 (dollars in millions).

	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
As of September 30, 2012	$152	$57	19	$8,550	3.30%	1M / 3M LIBOR	7.7
As of December 31, 2011	$49	$11	7	$3,200	3.41%	1M / 3M LIBOR	7.7
The following table summarizes our contracts to purchase and sell TBA and specified agency securities on a forward basis as of September 30, 2012 and December 31, 2011 (in millions):

	September 30, 2012		December 31, 2011
Purchase and Sale Contracts for TBAs and Forward Settling Securities Not Designated as Hedging Instruments	Notional Amount	Fair Value	Notional Amount	Fair Value
TBA securities:
Purchase contracts	$17,844	$161	$3,188	$49
Sale contracts	(13,210)	(54)	(3,803)	(41)
TBA securities, net (1)	4,634	107	(615)	8
Forward settling securities:
Purchase contracts	325	5	512	5
Sale contracts	(1,185)	(3)	—	—
Forward settling securities, net (2)	(860)	2	512	5
Total TBA and forward settling securities, net	$3,774	$109	$(103)	$13
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
As of September 30, 2012, the fair value and termination value of our interest rate swaps in a liability position related to these agreements was $1.4 billion. We had agency securities with fair values of $1.3 billion and restricted cash of $332 million pledged as collateral against our interest rate swaps, including initial collateral posted upon execution of interest rate swap and total return swap transactions.

Note 7. Fair Value Measurements

We determine the fair value of our agency securities and debt of consolidated VIEs based upon fair value estimates obtained from multiple third party pricing services and dealers.  In determining fair value, third party pricing sources use various valuation approaches, including market and income approaches.  Factors used by third party sources in estimating the fair value of an instrument may include observable inputs such as coupons, primary and secondary mortgage rates, pricing information, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument.  Third party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and foreclosures, especially when estimating fair values for securities with lower levels of recent trading activity. We make inquiries of third party pricing sources to understand the significant inputs and assumptions they used to determine their prices. For further information regarding valuation of our derivative instruments, please refer to the discussion of derivative and other hedging instruments in Note 3.

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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the nine months ended September 30, 2012. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2012 and December 31, 2011 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
September 30, 2012
Assets:
Agency securities	$—	$89,640	$—
Interest rate swaps	—	6	—
Other derivative instruments	—	286	—
Total	$—	$89,932	$—
Liabilities:
Debt of consolidated VIEs	$—	$968	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	7,265	—	—
Interest rate swaps	—	1,442	—
Other derivative instruments	—	120	—
Total	$7,265	$2,530	$—

December 31, 2011
Assets:
Agency securities	$—	$54,683	$—
U.S. Treasury securities	101	—	—
Interest rate swaps	—	13	—
Other derivative instruments	—	69	—
Total	$101	$54,765	$—
Liabilities:
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	$899	$—	$—
U.S. Treasury futures	14	—	—
Interest rate swaps	—	795	—
Other derivative instruments	—	44	—
Total	$913	$839	$—

Note 8. Stockholders' Equity

Preferred Stock Offering

Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of September 30, 2012, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.21 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2012, we had declared all required quarterly dividends on our Series A Preferred Stock.
Common Stock Offering
In March 2012, we completed a public offering in which 71.2 million shares of our common stock were sold to the underwriters at a price of $29.00 per share.  Upon completion of the March offering, we received proceeds, net of offering expenses, of approximately $2.1 billion. In July 2012, we completed a public offering in which 36.8 million shares of our common stock were sold to the underwriters at a price of $33.70 per share.  Upon completion of the July offering, we received proceeds, net of offering expenses, of approximately $1.2 billion. In both instances, the underwriters in the offering sold the shares of our common stock in one or more transactions on the NASDAQ Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.
At-the-Market Offering Program
We have sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During the nine months ended September 30, 2012, we sold 9.5 million shares of our common stock under such a sales agreement at an average price of $31.41 per share for proceeds, net of program costs, of $298 million. For the three months ended September 30, 2012, we did not sell any shares under the sales agreements. As of September 30, 2012, 16.7 million shares remain under the sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three and nine months ended September 30, 2012, there were no shares issued under the plan. As of September 30, 2012, 4.7 million shares remain under the plan.

Note 9. Subsequent Event

In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates.  The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.

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

Trends and Recent Market Impacts
On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large-scale purchases of agency MBS at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. The program is open-ended in nature, and is intended to put downward pressure on longer-term interest rates, support mortgage markets, and help make the broader financial conditions more accommodative. The Federal Reserve plans to continue their purchases of agency MBS and employ other policy tools, as appropriate, until they foresee substantial improvement in the outlook for the U.S. labor market.
The Federal Reserve's purchases will likely be concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). We expect that the combined total purchases of agency MBS by the Federal Reserve will be $65 billion to $75 billion per month, which will likely be more than 50% of the average gross agency MBS new issue volume during the fourth quarter of 2012. As of September 30, 2012, prices across the agency MBS spectrum had generally increased following the Federal Reserve's QE3 announcement, with the lowest coupon, 30-year and 15-year fixed-rate agency MBS outperforming higher coupon agency MBS. The table below summarizes interest rates and prices of generic fixed-rate agency MBS for the nine month period ended September 30, 2012.

					September 30, 2012	September 30, 2012
					Versus	Versus
Interest Rate/Security Price (1)	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2012	December 31, 2011
LIBOR:
1-Month	0.21%	0.25%	0.24%	0.30%	-0.04	-0.09
3-Month	0.36%	0.46%	0.47%	0.58%	-0.10	-0.22
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.23%	0.30%	0.33%	0.24%	-0.07	-0.01
5-Year U.S. Treasury	0.63%	0.72%	1.04%	0.83%	-0.09	-0.20
10-Year U.S. Treasury	1.63%	1.65%	2.21%	1.88%	-0.02	-0.25
Interest Rate Swap Rate:
2-Year Swap	0.37%	0.55%	0.58%	0.73%	-0.18	-0.36
5-Year Swap	0.76%	0.97%	1.27%	1.22%	-0.21	-0.46
10-Year Swap	1.70%	1.78%	2.29%	2.03%	-0.08	-0.33
30-Year Fixed Rate MBS Price
3.0%	$105.58	$102.55	$99.67	$100.22	+$3.03	+$5.36
3.5%	$107.25	$105.11	$102.72	$102.88	+$2.14	+$4.37
4.0%	$107.75	$106.44	$104.86	$105.03	+$1.31	+$2.72
4.5%	$108.25	$107.28	$106.38	$106.42	+$0.97	+$1.83
5.0%	$109.06	$108.23	$108.03	$108.03	+$0.83	+$1.03
5.5%	$109.63	$109.08	$108.97	$108.89	+$0.55	+$0.74
6.0%	$110.44	$109.91	$110.20	$110.16	+$0.53	+$0.28
15-Year Fixed Rate MBS Price
2.5%	$105.13	$103.09	$101.42	$101.34	+$2.04	+$3.79
3.0%	$106.00	$104.77	$103.56	$103.28	+$1.23	+$2.72
3.5%	$106.41	$105.66	$104.92	$104.58	+$0.75	+$1.83
4.0%	$106.91	$106.34	$106.00	$105.50	+$0.57	+$1.41
4.5%	$107.84	$107.17	$107.20	$106.59	+$0.67	+$1.25
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

We expect during periods in which the Federal Reserve purchases significant volumes of mortgages, yields on agency MBS will be lower than and refinancing volumes will be higher than would have been absent QE3. Since returns on agency MBS are highly sensitive to prepayment speeds we have positioned our investment portfolio towards agency MBS that we believe have favorable prepayment attributes. As of September 30, 2012, 71% of our fixed-rate investment portfolio was comprised of agency securities backed by lower loan balance mortgages (pools backed by original loan balances of up to

$150,000) and loans originated under the U.S. Government sponsored Home Affordable Refinance Program ("HARP") (pools backed by 100% refinance loans with original loan-to-values of ≥ 80%), which we believe have a lower risk of prepayment relative to generic agency securities. The remainder of our portfolio as of September 30, 2012 was primarily comprised of low coupon, new issuance fixed-rate agency securities. (See Financial Condition below for further details of our portfolio composition as of September 30, 2012).
The following table illustrates the impact of favorable prepayment characteristics on constant prepayment rates (“CPR”), comparing the actual annualized monthly CPR for our portfolio to the Fannie Mae 2011 30-year 4.0% fixed-rate TBA for the nine months ended September 30, 2012.

Annualized Monthly Constant Prepayment Rates (1)	January 2012	February 2012	March 2012	April 2012	May 2012	June 2012	July 2012	August 2012	September 2012
AGNC portfolio	8%	8%	12%	12%	10%	8%	8%	9%	11%
Fannie Mae 2011 30-year 4.0% fixed rate TBA (2)	11%	13%	19%	21%	14%	15%	21%	29%	35%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

2.	Source: JP Morgan.
In addition to strategic asset selection, we attempt to protect our net asset value against significant fluctuations due to market risks, including interest rate and prepayment risk, through the use of economic hedges. We utilize a variety of hedging strategies to aid us in this objective, which are summarized in Notes 3 and 6 of the accompanying financial statements.

FINANCIAL CONDITION
As of September 30, 2012 and December 31, 2011, our investment portfolio consisted of $89.6 billion and $54.7 billion, respectively, of agency mortgage-backed securities ("agency MBS"). The following tables summarize certain characteristics of our agency MBS investment portfolio as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average		September 2012 Projected Life CPR (2)
					Coupon	Yield (1)
AFS Investments By Issuer:
Fannie Mae	$64,352	$67,671	105.2%	$69,831	3.63%	2.54%	14%
Freddie Mac	17,512	18,339	104.7%	18,956	3.76%	2.70%	14%
Ginnie Mae	260	272	104.5%	278	3.78%	1.60%	21%
Total / Weighted Average AFS Securities	$82,124	$86,282	105.1%	$89,065	3.66%	2.57%	14%

AFS Investments By Security Type:
Fixed-Rate
≤ 15-Year
Lower Loan Balance (3)	$14,645	$15,197	103.7%	$15,844	3.71%	2.61%	16%
HARP (4)	1,177	1,221	103.8%	1,271	3.71%	2.54%	17%
Other (2009-2012 Vintage) (5)	10,891	11,253	103.3%	11,479	2.72%	1.65%	19%
Other (Pre 2009 Vintage)	35	36	104.7%	37	4.57%	2.63%	18%
Total ≤ 15-Year	26,748	27,707	103.6%	28,631	3.31%	2.21%	17%
Total 20-Year:	2,440	2,542	104.2%	2,627	3.55%	2.43%	17%
30-Year:
Lower Loan Balance (3)	17,317	18,365	106.1%	19,004	3.86%	2.85%	10%
HARP (4)	23,271	24,674	106.0%	25,529	3.87%	2.80%	11%
Other (2009-2012 Vintage) (5)	10,785	11,363	105.4%	11,590	3.65%	2.49%	15%
Other (Pre 2009 Vintage) (5)	455	485	106.7%	501	5.60%	3.55%	21%
Total 30-Year	51,828	54,887	105.9%	56,624	3.84%	2.76%	12%
Total Fixed-Rate	81,016	85,136	105.1%	87,882	3.66%	2.57%	14%
Adjustable-Rate	928	960	103.5%	992	4.18%	2.42%	25%
CMO	180	186	103.1%	191	3.70%	2.85%	16%
Total / Weighted Average	$82,124	$86,282	105.1%	$89,065	3.66%	2.57%	14%

	September 30, 2012
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average		September 2012 Projected Life CPR (2)
				Coupon	Yield (1)
Interest-Only Strips
Fannie Mae	$1,447	$258	$259	5.73%	6.97%	18%
Freddie Mac	367	60	48	5.60%	39.73%	20%
Principal-Only Strips
Fannie Mae	309	250	268	—%	3.19%	10%
Total / Weighted Average	$2,123	$568	$575	4.87%	8.77%	15%
_______________________

1.
Portfolio yield incorporates a projected life CPR assumption as of September 30, 2012 and a weighted average reset rate for adjustable rate securities of 2.67%, which is equal to a weighted average underlying index rate of 0.96% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.71%.

2.	Weighted average projected life CPR based on forward rate assumptions as of September 30, 2012.

3.
Lower loan balance securities represent pools backed by a maximum original loan balance of up to $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,000 and $101,000 for 15-year and 30-year securities, respectively, as of September 30, 2012.

4.
HARP securities are defined as pools backed by100% refinance loans with loan-to-values ("LTV") ≥ 80%. Our HARP securities had a weighted average LTV of 95% and 100% for 15-year and 30-year securities, respectively, as of September 30, 2012.

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
______________________

1.
Portfolio yield incorporates a projected life CPR assumption as of December 31, 2011 and a weighted average reset rate for adjustable rate securities of 2.71%, which is equal to a weighted average underlying index rate of 0.94% based on the current spot rate in effect as of the date we acquired the securities and an weighted average margin of 1.77%.

2.	Weighted average projected life CPR based on forward rate assumptions as of December 31, 2011.

3.
Lower loan balance securities represent pools backed by a maximum original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $102,029 and $108,432 for 15-year and 30-year securities, respectively, as of December 31, 2011.

4.
HARP securities are defined as pools backed by100% refinance loans with LTVs ≥ 80% and ≤ 125%. Our HARP securities had a weighted average LTV of 98% and 97% for 15-year and 30-year securities, respectively, as of December 31, 2011.

5.	Other 15-year securities include $687 million of securities backed by loans with original loan balances ≤ $175,000.
Interest-only agency MBS strips represent the right to receive a specified portion of the contractual interest flows of the underlying unamortized principal balance (“UPB” or “par value”) of specific agency CMO securities. Principal-only agency MBS strips represent the right to receive contractual principal flows of the UPB of specific agency CMO securities. As of September 30, 2012 and December 31, 2011, the combined weighted average yield of our agency MBS portfolio was 2.61% and 3.07%, respectively.

The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of September 30, 2012 and December 31, 2011, the weighted average final contractual maturity of our agency MBS portfolio was 24 and 23 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 4.9 and 5.1 years as of September 30, 2012 and December 31, 2011, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 14% as of September 30, 2012 and December 31, 2011. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 105.4% of par value as of September 30, 2012, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012			December 31, 2011
Estimated Weighted Average Life of Agency MBS Classified as AFS	Fair Value	Amortized Cost	Weighted Average Coupon	Fair Value	Amortized Cost	Weighted Average Coupon
Less than or equal to 1 year	$—	$—	—%	$214	$210	4.61%
Greater than 1 year and less than or equal to 3 years	9,902	9,656	3.17%	3,392	3,338	4.38%
Greater than 3 years and less than or equal to 5 years	39,737	38,442	3.66%	26,168	25,616	3.99%
Greater than 5 years and less than/equal to 10 years	38,832	37,600	3.80%	24,710	24,320	4.19%
Greater than 10 years	594	584	3.55%	20	19	5.02%
Total	$89,065	$86,282	3.66%	$54,504	$53,503	4.11%
The weighted average life of our interest-only agency MBS strips was 4.8 and 3.0 years as of September 30, 2012 and December 31, 2011, respectively, and the weighted average life of our principal-only agency MBS strips was 5.6 and 2.6 years as of September 30, 2012 and December 31, 2011, respectively.
As of September 30, 2012 and December 31, 2011, we held pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") and hybrid ARMs with coupons linked to various indices. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period and, thereafter, reset at regular intervals subject to interest rate caps. The following tables detail the characteristics of our ARM and hybrid ARM agency MBS portfolio by interest rate index as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012				December 31, 2011
	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	27	63	41	25	33	75	45	26
Weighted average margin	1.59%	1.78%	1.56%	1.84%	1.59%	1.79%	1.72%	1.83%
Weighted average annual period cap	1.10%	2.00%	1.09%	1.00%	1.08%	2.00%	1.31%	1.00%
Weighted average lifetime cap	10.60%	9.25%	8.92%	10.11%	10.59%	9.25%	9.25%	10.07%
Principal amount	$73	$423	$281	$151	$95	$1,967	$366	$199
Percentage of investment portfolio at par value	0.09%	0.51%	0.34%	0.18%	0.19%	3.84%	0.71%	0.38%
The following table details the number of months to the next reset for our pass-through agency MBS collateralized by ARMs and hybrid ARMs as of September 30, 2012 and December 31, 2011 (dollars in millions):

	September 30, 2012			December 31, 2011
	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
Less than 1 year	$100	10%	5	$29	1%	6
Greater than or equal to 1 year and less than 2 years	57	6%	15	156	6%	17
Greater than or equal to 2 years and less than 3 years	287	29%	27	397	14%	28
Greater than or equal to 3 years and less than 5 years	228	23%	51	479	17%	48
Greater than or equal to 5 years	320	32%	82	1,713	62%	85
Total / Weighted Average	$992	100%	47	$2,774	100%	66
As of September 30, 2012 and December 31, 2011, we did not have investments in agency debenture securities.

RESULTS OF OPERATIONS

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including adjusted net interest expense, net spread income and estimated taxable income and certain financial metrics derived from non-GAAP information, such as cost of funds and estimated undistributed taxable income. By providing users of our financial information with such measures in addition to the related GAAP measures, we believe it gives users greater transparency into the information used by our management in its financial and operational decision-making and, in the case of estimated taxable income, information that is directly related to the amount of dividends we are required to distribute in order to maintain our REIT qualification status. However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our calendar year.

The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2012 and December 31, 2011 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2012 and 2011 (in millions, except per share amounts):

Balance Sheet Data	September 30, 2012	December 31, 2011
	(unaudited)
Investment portfolio, at fair value	$89,640	$54,683
Total assets	$102,177	$57,972
Repurchase agreements and other debt	$80,262	$47,735
Total liabilities	$90,904	$51,760
Total stockholders' equity	$11,273	$6,212
Net asset value per common share as of period end (1)	$32.49	$27.71

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (unaudited)	2012	2011	2012	2011
Interest income	$520	$327	$1,538	$756
Interest expense (2)	139	95	365	195
Net interest income	381	232	1,173	561
Other (loss) income, net (2)	(250)	41	(599)	51
Expenses	40	22	104	49
Income before income tax provision	91	251	470	563
Income tax provision, net	5	1	4	1
Net income	86	250	466	562
Dividend on preferred stock	3	—	6	—
Net income available to common shareholders	$83	$250	$460	$562

Net income	$86	$250	$466	$562
Other comprehensive income (2)	1,241	$24	1,928	$111
Comprehensive income	1,327	274	2,394	673
Dividend on preferred stock	3	—	6	—
Comprehensive income available to common shareholders	$1,324	$274	$2,388	$673

Weighted average number of common shares outstanding - basic and diluted	332.8	180.7	291.6	134.2
Net income per common share - basic and diluted	$0.25	$1.39	$1.58	$4.19
Comprehensive income per common share - basic and diluted	$3.98	$1.52	$8.19	$5.01
Dividends declared per common share	$1.25	$1.40	$3.75	$4.20

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (unaudited)	2012	2011	2012	2011
Average agency securities, at par	$77,519	$39,892	$69,094	$29,629
Average agency securities, at cost	$81,500	$41,668	$72,480	$30,923
Average total assets, at fair value	$95,007	$47,077	$81,949	$34,095
Average repurchase agreements and other debt	$75,106	$38,484	$66,890	$28,355
Average stockholders' equity (3)	$10,602	$4,872	$8,899	$3,699
Average coupon (4)	3.81%	4.40%	3.96%	4.47%
Average asset yield (5)	2.55%	3.14%	2.82%	3.25%
Average cost of funds (6)	1.13%	1.00%	1.08%	0.93%
Average net interest rate spread (7)	1.42%	2.14%	1.74%	2.33%
Average coupon (as of period end)	3.77%	4.35%	3.77%	4.35%
Average asset yield (as of period end)	2.61%	3.18%	2.61%	3.18%
Average cost of funds (as of period end) (8)	(1.11)%	(1.24)%	(1.11)%	(1.24)%
Average net interest rate spread (as of period end)	1.50%	1.94%	1.50%	1.94%
Net comprehensive income return on average common equity - annualized (9)	50.4%	22.3%	36.2%	24.3%
Economic return on common equity - annualized (10)	58.7%	22.9%	41.1%	37.8%
Leverage (average during the period) (11)	7.1:1	7.9:1	7.5:1	7.7:1
Leverage (as of period end) (12)	7.0:1	7.7:1	7.0:1	7.7:1
Expenses % of average assets	0.17%	0.18%	0.17%	0.19%
Expenses % of average equity	1.50%	1.75%	1.56%	1.79%
_______________________

*	Except as noted below, average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

1.
Net asset value per common share calculated as our total stockholders' equity, less our 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference of $25 per preferred share, divided by our number of common shares outstanding as of period end.

2.	We voluntarily discontinued hedge accounting under GAAP for interest rate swaps as of September 30, 2011. Accumulated other comprehensive loss

(“OCI”) on our de-designated interest rate swaps as of September 30, 2011 is being amortized on a straight-line basis over the remaining swap terms into interest expense. All other periodic interest costs, termination fees and mark-to-market adjustments associated with our interest rate swaps are reported in other income (loss), net pursuant to GAAP. Other (loss) income, net includes $74 million, $2 million, $175 million and $2 million of other periodic swap interest costs for the three months ended September 30, 2012 and 2011 and the nine months ended September 30, 2012 and 2011, respectively. Please refer to our Interest Expense and Cost of Funds discussion further below and Notes 3 and 6 of our Consolidated Financial Statements in this Report on Form 10-Q for additional information regarding our discontinuance of hedge accounting.

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

6.
Cost of funds includes repurchase agreements, debt of consolidated VIEs and interest rate swaps, but excludes interest rate swap termination fees and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Weighted average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and debt of consolidated VIEs outstanding, less repurchase agreements for U.S. Treasury securities, for the period.

7.	Net interest rate spread for the period was calculated by subtracting our average cost of funds from our average asset yield.

8.
Average cost of funds as of period end includes repurchase agreements and debt of consolidated VIEs outstanding, plus the impact of interest rate swaps in effect as of each period end and forward starting swaps becoming effective, net of swaps expiring, within three months of each period end, but excludes costs associated with other supplemental hedges such as swaptions and short treasury or TBA positions.

9.
Net comprehensive income return on average common equity for the period was calculated by dividing our comprehensive income available to common shareholders by our average stockholders' equity, net of the 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference.

10.
Economic return on common equity represents the sum of the change in our net asset value per common share and our dividends declared on common stock during the period over our beginning net asset value per common share.

11.
Leverage during the period was calculated by dividing our daily weighted average repurchase agreements and debt of consolidated VIEs outstanding, less our repurchase agreements for U.S. Treasury securities, for the period by our average stockholders' equity for the period.

12.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by our total stockholders' equity at period end.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and nine months ended September 30, 2012 and 2011 (dollars in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash interest income	$739	3.81%	$440	4.40%	$2,053	3.96%	$996	4.47%
Premium amortization	(219)	(1.26)%	(113)	(1.26)%	(515)	(1.14)%	(240)	(1.22)%
Interest income	$520	2.55%	$327	3.14%	$1,538	2.82%	$756	3.25%
Actual portfolio CPR	9%		8%		10%		9%
Projected life CPR as of period end	14%		13%		14%		13%
10-year U.S. Treasury rate as of period end	1.63%		3.16%		1.63%		3.16%
Interest income was $520 million and $327 million for the three month periods ended September 30, 2012 and 2011, respectively, and $1.5 billion and $756 million for the nine month periods ended September 30, 2012 and 2011, respectively. The increase in interest income was due to an increase in our average investment portfolio, partially offset by a decline in our average asset yield.
Our average asset yield declined 59 bps to 2.55% from 3.14% for the current and prior year three month periods, respectively, and declined 43 bps to 2.82% from 3.25% for the current and prior year nine month periods, respectively. The decline in our average asset yield is reflective of the decline in long-term interest rates, higher projected prepayments and the result of acquiring lower yielding securities due to changes in portfolio composition, reinvestment of proceeds received from principal repayments and deployment of capital from equity raises.
We amortize premiums and discounts associated with agency securities into interest income over the life of such securities using the effective yield method. The effective yield (or asset yield) on our agency securities is based on actual CPRs realized for individual securities in our investment portfolio through the reporting date and assumes a projected CPR over the remaining life of our investment portfolio. We estimate projected CPRs on our agency securities using a third-party service and market data. We update our estimates on at least a quarterly basis, and more frequently when economic or market conditions warrant. The effective yield on our securities is adjusted retrospectively when we make changes to our CPR forecasts or when differences occur between our actual prepayment experience and our prior projections. Our projected CPR estimate increased to 14% as of September 30, 2012 from 13% as of September 30, 2011. The actual CPR realized for individual securities in our investment portfolio was approximately 9% and 8% for the current and prior year three month periods, respectively, and 10% and 9% for the current and prior year nine month periods, respectively.
Interest income was net of premium amortization of $219 million and $113 million for the current and prior year three month periods, respectively, and $515 million and $240 million for the current and prior year nine month periods, respectively. The net unamortized premium balance of our investment portfolio, including interest-only and principal-only strips, was $4.4 billion and $2.4 billion as of September 30, 2012 and December 31, 2011, respectively.
Leverage
Our leverage was 7.1 and 7.7 times our stockholders' equity, as of September 30, 2012 and December 31, 2011, respectively. When adjusted for the net payables and receivables for unsettled securities, our leverage ratio was 7.0 and 7.9 times our stockholders' equity as of September 30, 2012 and December 31, 2011, respectively. Our actual leverage will vary from time to time based on various factors, including our Manager's opinion of the level of risk of our assets and liabilities, our liquidity position, our level of unused borrowing capacity, over-collateralization levels required by lenders when we pledge securities to secure our borrowings and the current market value of our investment portfolio. In addition, certain of our master repurchase agreements and master swap agreements contain a restriction that prohibits our leverage (as defined pursuant to each agreement) from exceeding levels ranging from 12 to 16 times the amount of our stockholders' equity. Additionally, under certain of our master repurchase agreements, we could be required to settle our obligations under the agreements if we fail to maintain minimum shareholders’ equity thresholds or our REIT status.
The table below presents our quarterly average and quarter-end repurchase agreement and debt of consolidated VIEs balance outstanding ("other debt") and leverage ratios for the nine months ended September 30, 2012 and 2011 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
September 30, 2012	$75,106	$81,227	$80,262	0.47%	0.46%	7.1:1	7.1:1	7.0:1
June 30, 2012	$67,997	$70,495	$70,494	0.40%	0.42%	7.5:1	7.7:1	7.6:1
March 31, 2012	$57,480	$69,867	$69,866	0.38%	0.37%	8.2:1	8.0:1	8.4:1
September 30, 2011	$38,484	$41,638	$38,898	0.25%	0.28%	7.9:1	7.9:1	7.7:1
June 30, 2011 (4)	$28,668	$33,567	$33,567	0.25%	0.23%	7.6:1	7.0:1	7.5:1
March 31, 2011 (4)	$17,756	$22,147	$22,062	0.28%	0.28%	7.4:1	6.6:1	7.6:1

1.
Average leverage during the period was calculated by dividing the daily weighted average repurchase agreements and debt of consolidated VIEs outstanding, less amounts used to fund short-term investments in U.S. Treasury securities, for the period by our average month-ended stockholders’ equity for the period.

2.	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements and debt of consolidated VIEs by our stockholders’ equity at period end.

3.
Leverage as of period end, net of unsettled trades was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net liabilities and receivables for unsettled agency securities and debt of consolidated VIEs by our total stockholders’ equity at period end.

4.
Average leverage for the quarters ended March 31, 2011 and June 30, 2011 was 8.2x and 8.3x, pro forma, when average equity is adjusted to exclude the March 2011 and June 2011 follow-on equity offerings that closed on March 25, 2011 and June 28, 2011, respectively.

Our leverage included in the table above does not include the impact of TBA and forward settling agency securities positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of September 30, 2012, we had a net long TBA and forward settling agency securities position of $3.8 billion notional value and at risk leverage of 7.4:1, net of unsettled securities.
Interest Expense and Cost of Funds

Interest expense of $139 million and $365 million for the three and nine months ended September 30, 2012, respectively, was primarily comprised of interest expense on our repurchase agreements and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps described further below. When adjusted for other periodic swap expense included in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net, our adjusted net interest expense was $213 million and $540 million for the three and nine months ended September 30, 2012, respectively.

Interest expense of $95 million and $195 million for the three and nine months ended September 30, 2011, respectively,

was primarily comprised of interest expense on our repurchase agreements and periodic swap costs for the period prior to hedge de-designation. When adjusted for other periodic swap expense included in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net, our adjusted net interest expense was $97 million and $197 million for the three and nine months ended September 30, 2011, respectively.
Prior to the third quarter of 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under GAAP. However, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility (refer to Note 3 of our consolidated financial statements in this Quarterly Report on Form 10-Q regarding our discontinuance of hedge accounting). Subsequent to our discontinuance of hedge accounting, the net deferred loss related to our de-designated interest rate swaps is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap. Although the reclassification of accumulated OCI into interest expense is similar to as if the interest rate swaps had not been de-designated, the actual net periodic interest costs associated with our de-designated interest rates swaps may be greater or less than the amounts reclassified into interest expense. The difference, as well as net periodic interest costs on interest rate swaps that were never in a hedge designation, is reported in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net. We refer to the sum of our total net periodic interest costs on our interest rate swaps and interest expense on our repurchase agreements and other debt as our "adjusted net interest expense" or as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance. Our cost of funds does not include swap termination fees and costs associated with our other supplemental hedges, such as swaptions, short U.S. Treasury or TBA positions.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense (a non-GAAP financial measure) for the three and nine months ended September 30, 2012 and 2011 (dollars in millions).

	Three Months Ended September 30,				Nine Months Ended September 30,
	2012		2011		2012		2011
Adjusted Net Interest Expense and Cost of Funds	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense:
Repurchase agreement and other debt interest expense	$88	0.47%	$24	0.25%	$210	0.42%	$55	0.26%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	51	0.27%	71	0.73%	155	0.31%	140	0.66%
Total interest expense	139	0.74%	95	0.98%	365	0.73%	195	0.92%
Other periodic interest costs of interest rate swaps, net	74	0.39%	2	0.02%	175	0.35%	2	0.01%
Total adjusted net interest expense and cost of funds	$213	1.13%	$97	1.00%	$540	1.08%	$197	0.93%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.
The table below presents a summary of our debt and interest rate swaps outstanding for the three and nine months ended September 30, 2012 and 2011 (dollars in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Debt and Interest Rate Swaps Outstanding	2012	2011	2012	2011
Average repurchase agreements and other debt (1)	$75,106	$38,484	$66,890	$28,355
Average notional amount of interest rate swaps	$44,170	$19,938	$37,209	$13,078
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	59%	52%	56%	46%
Weighted average pay rate on interest rate swaps	1.47%	1.63%	1.51%	1.66%
 _______________________

1.	Represents daily weighted average balance of repurchase agreement and other debt outstanding, less amounts used to fund short-term investments in U.S. Treasury securities.
Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of September 30, 2012, we had $3.1 billion of forward starting interest rate swaps outstanding with forward start dates through March 2013, compared to $550 million of interest rate swaps set to expire over the same time period.
The period-over-period increase in our adjusted net interest expense was largely attributable to the increase in our investment portfolio and the corresponding increase in our average repurchase agreements and other debt balances outstanding and a higher cost of funds. Our higher cost of funds was reflective of higher repo rates and a higher ratio of interest rate swaps outstanding to repurchase agreements and other debt, which was partially offset by a decrease in the weighted average pay rate on our interest rate swaps. Our higher repo cost is primarily a function of higher repo rates in the market and, to a lesser extent, a function of extending the average original days-to-maturity of our repo funding to 141 days as of September 30, 2012 from 57 days as of September 30, 2011.
Net Spread Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread income (a non-GAAP financial measure) for the three and nine months ended September 30, 2012 and 2011 (dollars in millions).

	Three months ended September 30,		Nine months ended September 30,
	2012	2011	2012	2011
Net interest income	$381	$232	$1,173	$561
Other periodic interest costs of interest rate swaps, net	74	2	175	2
Adjusted net interest income	307	230	998	559
Operating expenses	40	22	104	49
Net spread income	267	208	894	510
Dividend on preferred stock	3	—	6	—
Net spread income available to common shareholders	$264	$208	$888	$510
Weighted average number of common shares outstanding - basic and diluted	332.8	180.7	291.6	134.2
Net spread income per common share - basic and diluted	$0.79	$1.15	$3.05	$3.80
The period-over-period decline in net spread income is primarily a function of margin compression due to lower asset yields and higher cost of funds.
Gain on Sale of Agency Securities, Net
The following table is a summary of our net gain on sale of agency MBS for the current and prior year periods (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Agency MBS sold, at cost	$(10,172)	$(14,046)	$(45,258)	$(26,429)
Proceeds from agency MBS sold (1)	10,382	14,309	46,101	26,790
Net gains on sale of agency MBS	$210	$263	$843	$361

Gross gains on sale of agency MBS	$210	$268	$855	$377
Gross losses on sale of agency MBS	—	(5)	(12)	(16)
Net gains on sale of agency MBS	$210	$263	$843	$361
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
Asset sales during the periods presented were primarily a function of repositioning our agency MBS portfolio towards securities with attributes our Manager believes provide a greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Periodic interest costs of interest rate swaps, net (1)	$(74)	$(2)	$(175)	$(2)
Realized gain (loss) on derivative instruments and other securities, net:
Purchase of TBAs and forward settling agency securities	67	61	232	98
Sale of TBAs and forward settling agency securities	(153)	(155)	(386)	(264)
Interest rate swap termination fees	(98)	—	(149)	—
Interest rate payer swaptions	(13)	(8)	(40)	(6)
U.S. Treasury securities	—	6	—	34
Short sales of U.S. Treasury securities	(18)	(73)	(115)	(88)
U.S. Treasury futures	(39)	—	(104)	—
Other	—	(4)	2	4
Total realized gain (loss) on derivative instruments and other securities, net	(254)	(173)	(560)	(222)
Unrealized gain (loss) on derivative instruments and other securities, net: (2)
Purchase of TBAs and forward settling agency securities	155	12	111	21
Sale of TBAs and forward settling agency securities	(20)	9	(16)	(27)
Interest-only and principal-only strips	20	(27)	19	(24)
Interest rate swaps not designated as hedges (3)	(266)	(1)	(743)	(1)
Interest rate payer swaptions	(12)	(24)	(56)	(55)
U.S. Treasury securities	—	(1)	—	(1)
Short sales of U.S. Treasury securities	3	(19)	—	(4)
U.S. Treasury futures	12	2	13	2
Unrealized loss on debt of consolidated VIEs	(24)	—	(32)	—
Other	—	2	(3)	3
Total unrealized loss on derivative instruments and other securities, net	(132)	(47)	(707)	(86)
Total loss on derivative instruments and other securities, net	$(460)	$(222)	$(1,442)	$(310)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled or expired derivative instruments and other securities.

3.	Amount excludes $51 million and $155 million of net unrealized gains on interest rate swaps recorded in other comprehensive income for the three and nine months ended September 30, 2012.
We use derivative instruments and other securities in addition to interest rate swaps to supplement our interest rate risk management strategies. Our increased use of derivative instruments and other securities during the three and nine months ended September 30, 2012 is correlated to the overall increase in our investment portfolio and continued interest rate volatility. For further details regarding our use of derivative instruments and related activity, refer to Notes 3 and 6 of our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $32 million and $16 million during the three months ended September 30, 2012 and 2011, respectively, and $82 million and $36 million during the nine months ended September 30, 2012 and 2011, respectively. General and administrative expenses were $8 million and $6 million during the three months ended September 30, 2012 and 2011, respectively, and $22 million and $13 million during the nine months ended September 30, 2012 and 2011, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, the allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses. Our total expenses as a percentage of our average stockholders' equity on an annualized basis declined year-over-year to 1.50% from 1.75% for the current and prior year three month period, respectively, and to 1.56% from 1.79% for the current and prior year nine month period, respectively, due to improved operating leverage.
Dividends and Income Taxes
For the three months ended September 30, 2012 and 2011, we had estimated taxable income of $453 million and $335 million (or $1.36 and $1.86 per common share), respectively, and for the nine months ended September 30, 2012 and 2011, we had estimated taxable income of $1.4 billion and $690 million (or $4.91 and $5.14 per common share), respectively.
As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses and (iv) permanent differences for excise tax expense. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2012 and 2011 (dollars in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Net income	$86	$250	$466	$562
Book to tax differences:
Premium amortization, net	55	34	70	37
Realized loss, net	167	3	175	4
Unrealized loss, net	128	47	695	86
Other	20	1	31	1
Total book to tax differences	370	85	971	128
Estimated REIT taxable income	456	335	1,437	690
Dividend on preferred stock	3	—	6	—
Estimated REIT taxable income available to common shareholders	$453	$335	$1,431	$690
Weighted average number of common shares outstanding - basic and diluted	332.8	180.7	291.6	134.2
Estimated REIT taxable income per common share - basic and diluted	$1.36	$1.86	$4.91	$5.14
For the three months ended September 30, 2012 and 2011, we declared common dividends of $1.25 and $1.40 per common share, respectively, and for the nine months ended September 30, 2012 and 2011, we declared common dividends of $3.75 and $4.20 per common share, respectively. In addition, for the three and nine months ended September 30, 2012, we declared dividends on our Series A Preferred Stock of $0.500 and $1.056 per preferred share, respectively. We had no preferred stock outstanding prior to April 2012.
As of September 30, 2012, we have distributed all of our taxable income for the 2011 tax year and we have an estimated $518 million of undistributed taxable income related to our 2012 tax year, net of our September 30, 2012 common and preferred dividends payable of $430 million. We expect to distribute our remaining fiscal year 2012 taxable income during fiscal year 2012 and 2013, subject to the spill-back provision, so that we will not be subject to Federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible Federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the three and nine months ended September 30, 2012, we accrued a Federal excise tax of $9 million and $13 million, respectively, included in our income tax provision, net on the accompanying consolidated statements of comprehensive income, because we expect that our calendar year distributions for 2012 will be less than the total of these amounts. For the three and nine months ended September 30, 2011, we accrued a Federal excise tax of $1 million.
Further, our taxable REIT subsidiary ("TRS") is subject to corporate Federal and state income taxes. For the three and nine months ended September 30, 2012, we recognized an income tax benefit of $4 million and $9 million, respectively, attributable to our TRS, which is included in our income tax provision, net on the accompanying consolidated statements of comprehensive income. For the three and nine months ended September 30, 2011, we did not accrue an income tax provision or benefit attributable to our TRS.
Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three and nine months ended September 30, 2012 and 2011 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2012	2011	2012	2011
Unrealized gain on AFS securities, net:
Unrealized gain, net	$1,400	$802	$2,616	$1,178
Reversal of prior period unrealized gains, net, upon realization	(210)	(266)	(843)	(363)
Unrealized gain on AFS securities, net:	1,190	536	1,773	815
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges:
Unrealized gain (loss), net	51	(583)	155	(844)
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	—	71	—	140
Unrealized gain (loss) on interest rate swaps, net:	51	(512)	155	(704)
Total other comprehensive income	$1,241	$24	$1,928	$111

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
In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
Preferred Stock Offering

Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of September 30, 2012, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.

In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.21 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2012, we had declared all required quarterly dividends on the Series A Preferred Stock.
Common Stock Offerings
In March 2012, we completed a public offering in which 71.2 million shares of our common stock were sold to the underwriters at a price of $29.00 per share.  Upon completion of the March offering, we received proceeds, net of offering expenses, of approximately $2.1 billion. In July 2012, we completed a public offering in which 36.8 million shares of our common stock were sold to the underwriters at a price of $33.70 per share.  Upon completion of the July offering, we received proceeds, net of offering expenses, of approximately $1.2 billion. In both instances, the underwriters in the offering sold the shares of our common stock in one or more transactions on the NASDAQ Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.
At-the-Market Offering Program
We have sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During the three and nine months ended September 30, 2012, we sold 4.8 million and 9.5 million shares of our common stock, respectively, under such a sales agreement at an average price of $32.40 and $31.41 per share, respectively, for proceeds, net of program costs, of $155 million and $298 million, respectively. As of September 30, 2012, 16.7 million shares remain under the sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three and nine months ended September 30, 2012, there were no shares issued under the plan. As of September 30, 2012, 4.7 million shares remain under the plan.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to three years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage ratio was 7.0 times the amount of our stockholders’ equity as of September 30, 2012, including our total borrowings and net payables/receivables for agency securities not yet settled. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin and was 0.46% as of September 30, 2012.

Following our election to discontinue accounting for our interest rate swaps as cash-flow hedges under GAAP as of September 30, 2011, we extended the terms of our repurchase agreements to reduce the "roll risk" associated with maturing repurchase agreements. As of September 30, 2012, our repurchase agreements had a weighted average original days-to-maturity of 141 days and had a remaining weighted average days-to-maturity of 89 days.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2012, we had master repurchase agreements with 30 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of September 30, 2012, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 17% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of September 30, 2012. For further details regarding our borrowings under repurchase agreements and other debt as of September 30, 2012, please refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

	As of September 30, 2012
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	16	55%
Europe	9	31%
Asia	5	14%
	30	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut, rather haircuts are determined on an individual repurchase transaction basis. Throughout the three and nine months ended September 30, 2012, haircuts on our pledged collateral remained stable and as of September 30, 2012, our weighted average haircut was less than 5% of the value of our collateral.
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
As of September 30, 2012, we have met all of our margin requirements. We had unrestricted cash and cash equivalents of $2.6 billion and unpledged agency securities of $4.0 billion, after adding the net receivable for unsettled agency securities, available to meet margin calls on our repurchase agreements and derivative instruments as of September 30, 2012.
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
We use interest rate swap agreements to effectively lock in fixed rates on a portion of our borrowings because longer-term fixed-rate borrowings are not available at attractive terms. Please refer to Note 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our outstanding interest rate swaps as of September 30, 2012 and related activity for the three and nine months ended September 30, 2012.
Asset Sales and TBA Eligible Securities

We maintain a portfolio of highly liquid agency MBS securities. We may sell our securities through the TBA market by delivering securities into TBA contracts for the sale of securities, subject to "good delivery" provisions promulgated by the Securities

Industry and Financial Markets Association ("SIFMA"). We may alternatively sell securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2012, approximately 96% of our fixed-rate agency MBS portfolio (or approximately 94% of our total agency MBS portfolio) was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of September 30, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the general level of interest rates can also affect our periodic settlements of interest rate swaps and the value of our interest rate swaps which impact our net income. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the agency securities that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.
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
Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. The duration of our investment portfolio changes with interest rates and tends to increase when rates rise and decrease when rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.

We estimate the duration and convexity of our portfolio using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our Manager's judgment. These adjustments are intended to, in our Manager's opinion, better reflect the unique characteristics and market trading conventions associated with certain types of securities. These adjustments generally result in shorter durations than what the unadjusted third-party model would otherwise produce. Without these adjustments, in rising rate scenarios, the longer unadjusted durations may underestimate price projections on certain securities with slower prepayment characteristics, such as HARP and lower loan balance securities, to a level below those of generic or TBA securities. However, in our Manager's judgment, because these securities are typically deliverable into TBA contracts, the price of these securities is unlikely to drop below the TBA price in rising rate scenarios. The accuracy of the estimated duration of our portfolio and projected agency securities prices depends on our Manager's assumptions and judgments. Our Manager may discontinue making these duration adjustments in the future or may choose to make different adjustments. Other models could produce materially different results.
The following table quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve and includes the impact of both duration and convexity.
All changes in income and value are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of September 30, 2012. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our assumptions, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
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

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2) (3)	Net Asset Value (2) (4)
+100 Basis Points	-6.5%	-0.40%	-3.36%
+50 Basis Points	-0.7%	+0.07%	+0.57%
-50 Basis Points	-2.1%	-0.60%	-5.00%
-100 Basis Points	-19.2%	-1.34%	-11.14%
________________

1.
Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of September 30, 2012. Includes the effect of periodic interest costs on our interest rate swaps that are not designated as hedges under U.S. GAAP, but excludes costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions. Base case scenario assumes a forecasted CPR of 14% as of September 30, 2012. Rate shock scenarios assume a forecasted CPR of 8%, 10%, 19% and 24% for the +100 basis points, +50 basis points, - 50 basis points and -100 basis points scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

2.	Includes the effect of derivatives and other securities used for economic hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total market value of our investment portfolio as of September 30, 2012.

4.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of September 30, 2012.
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
Spread Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI. As of September 30, 2012, the fair value of these securities was $89.6 billion. When the market spread between the yield on our agency securities and U.S. Treasury securities or swap rates widens, the value of our agency securities and/or our net book value could decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of September 30, 2012, we had unrestricted cash and cash equivalents of $2.6 billion and unpledged agency securities of $4.0 billion available to meet margin calls on our repurchase agreements, derivative instruments and for other corporate purposes. However, should the value of our agency securities pledged as collateral suddenly decrease, margin calls relating to our repurchase agreements could increase, causing an adverse change in our liquidity position. As such, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II.—OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2012, we had no legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2011, except as described below.
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

Purchases and sales of agency securities by the Federal Reserve may adversely affect the price and return associated with agency mortgage-backed securities
On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large-scale purchases of agency MBS at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. While we cannot predict the impact of this programs or any future actions by the Federal Reserve on the prices and liquidity of agency MBS, we expect that during periods in which the Federal Reserve purchases significant volumes of agency MBS, yields on agency MBS securities will be lower and refinancing volumes will be higher than would have been absent their large scale purchases. As a result, returns on agency MBS may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of agency MBS or if they decide to sell some or all of their holdings of agency MBS, the pricing of our agency MBS portfolio may be adversely affected.

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	November 7, 2012