Form 10-K
period 2012-12-31
American Capital Agency Corp
filed 2013-02-27
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K
(Mark One)

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2012
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
(301) 968-9300
(Registrant’s telephone number, including area code)
Securities registered pursuant to Section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
8.000% Series A Cumulative Redeemable Preferred Stock	The NASDAQ Global Select Market

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
Large accelerated filer     ☒                    Accelerated filer    ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of June 30, 2012, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $10.2 billion based upon the closing price of the Registrant's common stock of $33.61 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an “affiliate” of the Registrant.)
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of January 31, 2013 was 338,936,470.
 DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2013 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL AGENCY CORP.

PART I.

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
 Our Investment Strategy
Our investment strategy is designed to:

•	manage an investment portfolio consisting primarily of agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest and prepayment rate risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the “Investment Company Act”).
 Our Targeted Investments
Agency Mortgage-Backed Securities
The agency mortgage-backed securities in which we invest consist of agency residential pass-through certificates and collateralized mortgage obligations:

•
Agency Residential Pass-Through Certificates. Agency residential pass-through certificates are securities representing interests in “pools” of mortgage loans secured by residential real property where payments of both interest and principal, on the securities are guaranteed by a GSE or U.S. Government agency, and made monthly to holders of the securities, in effect “passing through” monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among holders of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

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
Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of such loans from our securities can materially impact the rate of prepayments. Generally, prepayments on agency mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.
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
Agency mortgage-backed securities are collateralized by pools of fixed-rate mortgage loans or adjustable-rate mortgage loans (“ARMs”), including hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by fixed-rate mortgage loans, ARMs or hybrid ARMs depends on our Manager's assessment of the relative value of the securities, which is based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.
Fannie Mae and Freddie Mac:
We primarily invest in Fannie Mae and Freddie Mac agency mortgage-backed securities. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency (“FHFA”), the U.S. Department of Housing and Urban Development ("HUD"), the U.S. Securities and Exchange Commission, and the U.S. Department of the Treasury (“U.S. Treasury”), and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package the purchased mortgage loans into guaranteed mortgage-backed securities for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or, on the underlying loans held within the securitization trust, in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as “conforming loans”) and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.
Ginnie Mae:
Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal of and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration, or FHA, or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.  At present, most Ginnie Mae certificates are backed by single-family mortgage loans.
Agency Debenture Securities
We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the FHLB, a GSE. The agency debentures in which we may invest are not backed by collateral, but by the credit worthiness of the issuing GSE.
Investment Methods
We purchase agency securities either in initial offerings or on the secondary market through broker-dealers or similar entities. We may also utilize to-be-announced forward contracts ("TBA securities") in order to invest in agency mortgage-backed securities or to hedge our investments. A TBA security is a forward contract for the purchase or the sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a “dollar roll” transaction.
 Our Active Portfolio Management Strategy
Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preservation of our net book value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options on agency securities, agency CMOs and agency debenture securities based on our Manager's continual assessment of the relative value and risk and return of these securities and ability to economically hedge a portion of our exposure to market risks. Therefore, the composition of our portfolio and hedging strategies will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the agency securities market. We may also experience gains or losses as a result of our hedging strategies. Our leverage may also fluctuate as we pursue our active management strategy, but we generally would expect our leverage to be six to eleven times our stockholders' equity.
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
Our Board of Directors has approved the following investment guidelines:

•	all of our investments shall be in agency securities (other than for hedging purposes and investments in approved broker-dealers);

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and

•	prior to entering into any proposed investment transaction with American Capital or any of its affiliates, a majority of our independent directors must approve the terms of the transaction.
The investment committee may change these investment guidelines at any time, including a change that would permit us to invest in other mortgage related investments, with the approval of our Board of Directors, (which must include a majority of our independent directors), but without any approval from our stockholders.
 Our Financing Strategy
 As part of our investment strategy, we leverage our investment portfolio to increase potential returns to our stockholders. Our primary source of financing is through short-term repurchase agreements. A repurchase transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a short-term loan. Our borrowings pursuant to these repurchase transactions generally have maturities that range from 30 days to one year, but may have maturities of fewer than 30 days or up to five or more years. Under our repurchase agreements we typically pay a floating rate based on the one, three or six month London Interbank Offered Rate, or LIBOR, plus or minus a fixed spread.
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
We have master repurchase agreements with 32 financial institutions as of December 31, 2012. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
We may also seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency mortgage-backed securities by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar, but not identical, TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the “price drop”. The price drop is the economic equivalent of net interest carry income on the underlying agency mortgage-backed securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, our Manager considers both our on-balance and off-balance sheet financing.
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

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the costs on our shorter term borrowings. Because a majority of our leverage is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements. We may experience reduced income or losses based on these rate movements. In order to mitigate such risk, we utilize certain hedging techniques to effectively lock in a portion of the spread between the interest we earn on our assets and the interest we pay on our financing costs.

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

The principal instruments that we use to hedge a portion of our exposure to interest rate and prepayment risks are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or sell TBAs, specified agency securities on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts; purchase or write put or call options on TBA securities; and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. However, there can be no certainty that our Manager's projections of our exposures to interest rates, prepayments or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.
Income from hedging transactions that we enter into to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs. Therefore, we may have to limit our use of certain advantageous hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedges through a taxable REIT subsidiary ("TRS"). Implementing our hedges through a TRS could increase the cost of our hedging activities because a TRS is subject to tax on income and gains.
Other Investment Strategies
We may enter into other short or long term investment strategies as the opportunities arise.
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital, Ltd., a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital, both directly and through its asset management business, originates, underwrites and manages investments in private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital had $117 billion in assets under management and eight offices in the United States and Europe as of December 31, 2012.
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
Malon Wilkus is our Chair and Chief Executive Officer and the Chief Executive Officer of our Manager and its parent company, American Capital Mortgage Management, LLC. Mr. Wilkus is also the Chair and Chief Executive Officer of MTGE and the Chief Executive Officer of its manager, American Capital MTGE Management, LLC. In addition, Mr. Wilkus is the founder of American Capital, and has served as its Chief Executive Officer and Chairman of the Board of Directors since 1986, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He also served as President of American Capital from 2001 to 2008 and from 1986 to 1999. Mr. Wilkus has also been the Chairman of European Capital Limited, a European private equity and mezzanine fund, since its formation in 2005. Additionally, Mr. Wilkus is the Chief Executive Officer and President of American Capital Asset Management, LLC, which is the asset fund management portfolio company of American Capital. He has also served on the board of directors of over a dozen middle-market companies in various industries.
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

John R. Erickson is our Executive Vice President and Chief Financial Officer and a member of our Board of Directors, and Executive Vice President and Treasurer of our Manager and American Capital Mortgage Management, LLC. Mr. Erickson is also the Executive Vice President and Chief Financial Officer and a member of the board of directors of MTGE and the Executive Vice President and Treasurer of its manager, American Capital MTGE Management, LLC. In addition, he is the Executive Vice President and Treasurer of American Capital Asset Management, LLC. Mr. Erickson has also served as President, Structured Finance of American Capital since 2008 and as its Chief Financial Officer since 1998. From 1991 to 1998, Mr. Erickson was the Chief Financial Officer of Storage USA, Inc., a REIT formerly traded on the New York Stock Exchange (NYSE: SUS).

Samuel A. Flax is our Executive Vice President and Secretary and a member of our Board of Directors, and Executive Vice President, Chief Compliance Officer and Secretary of our Manager and American Capital Mortgage Management, LLC. Mr. Flax is also Executive Vice President and Secretary and a member of the board of directors of MTGE and the Executive Vice President, Chief Compliance Officer and Secretary of its manager, American Capital MTGE Management, LLC. In addition, he is the Executive Vice President, Chief Compliance Officer and Secretary of American Capital Asset Management, LLC. Mr. Flax has also served as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Capital, Ltd. since January 2005. Mr. Flax was a partner in the corporate and securities practice group of the Washington, D.C. law firm of Arnold & Porter LLP from 1990 to January 2005. At Arnold & Porter LLP, he represented American Capital in raising debt and equity capital, advised the company on corporate, securities and other legal matters and represented the company in many of its investment transactions.
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
Christopher J. Kuehl is a Senior Vice President of our Manager and also serves as our Senior Vice President of Mortgage Investments. He is also the Senior Vice President of Mortgage Investments of affiliates of our Manager and of MTGE. He is primarily responsible for directing purchases and sales of agency securities for us and other funds managed by affiliates of our Manager. Mr. Kuehl joined American Capital in August 2010. Prior to that, Mr. Kuehl served as Vice President of Mortgage Investments & Structuring of Freddie Mac, where he was primarily responsible for directing Freddie Mac's purchases, sales and structuring activities for all MBS products, including fixed-rate mortgages, ARMs and CMOs. Prior to joining Freddie Mac in 2000, Mr. Kuehl was a Portfolio Manager with TeleBanc/Etrade Bank.
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
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated other comprehensive income (“OCI”) (a separate component of stockholders' equity), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.
In addition, we reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement.
Exemption from Regulation under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we treat agency mortgage-backed securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We currently treat agency mortgage-backed securities in which we hold less than all of the certificates issued by the pool ("partial pool" securities) as real estate-related assets. We treat CMO securities as real-estate related assets. We treat agency debenture securities as non-qualifying real estate assets.
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
Qualification and taxation as a REIT depends on our ability to meet on a continuing basis various qualification requirements imposed upon REITs by the Internal Revenue Code. Our ability to qualify as a REIT also requires that we satisfy certain asset tests, some of which depend upon the fair market values of assets that we own directly or indirectly. Such values may not be susceptible to precise determination. Accordingly, no assurance can be given that the actual results of our operations for any taxable year will satisfy such requirements for qualification and taxation as a REIT.
Taxation of REITs in General
Provided that we continue to qualify as a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the “double taxation” at the corporate and stockholder levels that generally results from investment in a corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.

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

•
We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in “Requirements for Qualification-General.”

•	A 100% tax may be imposed on transactions between us and our TRSs (as described below), that do not reflect arm's-length terms.

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

•
The earnings of our subsidiaries, including our TRSs, are subject to federal corporate income tax to the extent that such subsidiaries are subchapter C corporations and not qualified REIT subsidiaries ("QRS").

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
The Internal Revenue Code provides that conditions (1) through (4) must be met during the entire taxable year, and that condition (5) must be met during at least 335 days of a taxable year of 12 months. Our amended and restated articles of incorporation provides restrictions regarding the ownership and transfers of our stock, which are intended to assist us in satisfying the stock ownership requirements described in conditions (5) and (6) above.
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
The Internal Revenue Code provides relief from violations of the REIT gross income requirements, as described below under “Income Tests,” in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain provisions of the Internal Revenue Code extend similar relief in the case of certain violations of the REIT asset requirements (see “Asset Tests” below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect and other conditions are met, including the payment of a penalty tax. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.
Effect of Taxable Subsidiaries
In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a taxable REIT subsidiary. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such corporation elect to treat such corporation as a taxable REIT subsidiary. The separate existence of a taxable REIT subsidiary or other taxable corporation is not ignored for federal income tax purposes. Accordingly, such entities generally are subject to corporate income tax on their earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our stockholders.
For determining compliance with the "Income Tests" and "Asset Tests" applicable to REITs described below, the gross income and assets of TRSs and other taxable subsidiaries are excluded. Instead, actual dividends paid to the REIT from such taxable subsidiaries, if any, are included in the REIT's gross income tests and the value of the REIT's net investment in such entities is included in the gross asset tests. Because the gross income and assets of a TRS or other taxable subsidiary corporations are excluded in determining compliance with the REIT requirements, we may use such entities to undertake indirectly activities that the REIT rules might otherwise preclude us from doing directly or through pass-through subsidiaries. For example, we may use our TRS or other taxable subsidiary corporations to conduct activities that give rise to certain categories of income or to conduct activities that, if conducted by us directly, could be treated in our hands as non-real estate related or prohibited transactions.
We jointly elected to treat our wholly-owned subsidiary, American Capital Agency TRS, LLC as a TRS.
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
We treat our investments in agency mortgage-backed securities either as interests in a grantor trust or as interests in a real estate mortgage investment conduit (“REMIC”) for federal income tax purposes and, therefore, treat all interest income from our agency mortgage-backed securities as qualifying income for the 95% gross income test. In the case of agency mortgage-backed securities treated as interests in grantor trusts, we treat these as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally qualify as real estate assets to the extent that they are secured by real property. The interest on such mortgage loans are qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. In the case of agency mortgage-backed securities treated as interests in a REMIC, income derived from REMIC interests is generally treated as qualifying income for purposes of the 75% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest qualifies for purposes of the 75% gross income test. In addition, some REMIC securitizations include embedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency mortgage-backed securities will continue to be qualifying income for purposes of the REIT gross income tests.
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
We may directly or indirectly receive distributions from our TRSs or other corporations that are not REITs or qualified REIT subsidiaries. These distributions generally are treated as dividend income to the extent of the earnings and profits of the distributing corporation. Such distributions will generally constitute qualifying income for purposes of the 95% gross income test, but not for purposes of the 75% gross income test. Any dividends that we receive from a REIT, however, will be qualifying income for purposes of both the 95% and 75% gross income tests.

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
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year we may still qualify as a REIT for such year if we are entitled to relief under applicable provisions of the Internal Revenue Code. These relief provisions will be generally available if (1) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (2) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations yet to be issued. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. As discussed above under “Taxation of REITs in General,” even where these relief provisions apply, the Internal Revenue Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.
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

4.	The aggregate value of all securities of all TRSs that we hold may not exceed 25% of the value of our total assets.
We enter into sale and repurchase agreements under which we nominally sell certain of our investment securities to a counterparty and simultaneously enter into an agreement to repurchase the sold assets in exchange for a purchase price that reflects a financing charge. We believe that we would be treated for REIT asset and income test purposes as the owner of the collateral that is the subject of any such agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own such collateral during the term of the sale and repurchase agreement, in which case we could fail to qualify as a REIT.
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
If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic common stockholders that are individuals, trusts and estates will generally be taxable as a qualified dividend eligible for the maximum federal tax rate of 20% provided that the shares have been held for more than 60 days during the 121 day period beginning 60 days before the ex-dividend date. For certain distributions to preferred stockholders, the relevant holding period is at least 91 days out of the 181 day period beginning 90 days before the ex–dividend date. In addition, subject to the limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.
Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9300.
We make available all of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct free of charge on our internet website at www.AGNC.com as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission (“SEC”). These reports are also available on the SEC internet website at www.sec.gov.
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
Our Manager is authorized to follow very broad investment guidelines that may be amended from time-to-time. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and will not be required to, review all of our proposed investments on an individual basis. In conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board of Directors determines that they are not consistent with our investment guidelines. In addition, because our Manager has a certain amount of discretion in investment, financing and hedging decisions, our Manager's decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.
We may experience significant short-term gains or losses and, consequently, greater earnings volatility as a result of our active portfolio management strategy.
Our Manager employs an active management strategy on our behalf to achieve our principal objective of generating attractive risk-adjusted returns. Our active management strategy involves buying and selling financial instruments in all sectors of the agency securities market, including fixed-rate and adjustable-rate agency securities, CMOs, mortgage-related derivatives and agency debenture securities, based on our Manager's continual assessment of the relative risk/return of those investments. Therefore, the composition of our investment portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available. With an active management strategy, our Manager may be incorrect in its assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.
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
A number of entities compete with us to make investments. We compete with other REITs and public and private funds, including those that may be managed by affiliates of American Capital, such as American Capital Mortgage Investment Corp., commercial and investment banks, commercial finance and insurance companies and other financial institutions. Our competitors may have greater financial, technical and marketing resources than we do. Some competitors may have a lower cost of funds than we do or access to funding sources that may not be available to us. Many of our competitors are not subject to the operating constraints associated with REIT tax compliance and maintenance of an exemption from the Investment Company Act. In addition, some of our competitors may have higher risk tolerances or different risk assessments, which may allow them to consider a wider variety of investments and establish more relationships than we can. Furthermore, competition for investments in mortgage-related investments may lead to the price of such assets increasing, which may further limit our ability to generate desired returns. The competitive pressures we face could have a material adverse effect on our business, financial condition and results of operations. Also, as a result of this competition, we may not be able to take advantage of attractive investment opportunities from time to time, and we may not be able to identify and make investments that are consistent with our investment objectives.
The federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business.
The payments of principal and interest we receive on the agency securities in which we may invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Fannie Mae and Freddie Mac are GSEs, but their guarantees are not backed by the full faith and credit of the United States. Ginnie Mae is part of a U.S. Government agency and its guarantees are backed by the full faith and credit of the United States.
In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008, or HERA, established FHFA as the new regulator for Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury, the FHFA and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac, allowing the FHFA to control the actions of the two GSEs, without forcing them to liquidate, which would be the case under receivership. Importantly, the primary focus of the plan was to increase the availability of mortgage financing by allowing these GSEs to continue to grow their guarantee business without limit, while limiting the size of their retained mortgage and agency security portfolios and requiring that these portfolios be reduced over time.
Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, the two GSEs could default on their guarantee obligations, which would materially and adversely affect the value of our agency securities. Accordingly, if these government actions are inadequate and the GSEs continue to suffer losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.
In addition, the future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could re-define what constitutes an agency security and could have broad adverse implications for the market and our business, operations and financial condition.
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

Purchases and sales of agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with agency securities.

On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large-scale purchases of agency mortgage-backed securities at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency mortgage-backed securities into new agency mortgage-backed securities purchases. While we cannot predict the impact of this program or any future actions by the Federal Reserve on the prices and liquidity of agency mortgage-backed securities, we expect that during periods in which the Federal

Reserve purchases significant volumes of agency mortgage-backed securities, yields on agency mortgage-backed securities will be lower and refinancing volumes will be higher than would have been absent their large scale purchases. As a result, returns on agency mortgage-backed securities may be adversely affected. There is also a risk that as the Federal Reserve reduces their purchases of agency mortgage-backed securities or if they decide to sell some or all of their holdings of agency mortgage-backed securities, the pricing of our agency mortgage-backed securities portfolio may be adversely affected.
Mortgage loan modification and refinancing programs and future legislative action may adversely affect the value of, and our returns on, agency mortgage-backed securities.
The U.S. Government, through the U.S. Federal Reserve, the FHA, and the Federal Deposit Insurance Corporation, has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which for loans sold or guaranteed by the GSEs on or prior to May 31, 2009, allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments, with no current loan-to-value ratio upper limit and without requiring new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, agency mortgage-backed securities that we may purchase.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.
U.S. Government actions may not have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the legislation and such result may have broad adverse market implications.
In July 2010, the U.S. Congress enacted the Dodd Frank Wall Street Reform and Consumer Protection Act, or the Dodd-Frank Act, in part to impose significant investment restrictions and capital requirements on banking entities and other organizations that are significant to U.S. financial markets. For instance, the Dodd-Frank Act imposes significant restrictions on the proprietary trading activities of certain banking entities and subjects other systemically significant organizations regulated by the U.S. Federal Reserve to increased capital requirements and quantitative limits for engaging in such activities. The Dodd-Frank Act also seeks to reform the asset-backed securitization market (including the mortgage-backed securities market) by requiring the retention of a portion of the credit risk inherent in the pool of securitized assets and by imposing additional registration and disclosure requirements. Certain of the new requirements and restrictions exempt agency securities, other government issued or guaranteed securities, or other securities. Nonetheless, the Dodd-Frank Act also imposes significant regulatory restrictions on the origination of residential mortgage loans and will impact the formation of new issuances of mortgage-backed securities. The Dodd-Frank Act has also created a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which now oversees many of the core laws which regulate the mortgage industry, including among others, the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets, and may affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations.
In addition, the U.S. Government, Federal Reserve, U.S. Treasury and other governmental and regulatory bodies have taken or are considering taking other actions to address the financial crisis. We cannot predict whether or when such actions may occur or what effect, if any, such actions could have on our business, results of operations and financial condition.
We are subject to the risk that the GSEs may not be able to satisfy fully their guarantee obligations or that these guarantee obligations may be repudiated, which may adversely affect the value of our investment portfolio and our ability to sell or finance these securities.
The interest and principal payments we receive on the agency securities in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. Unlike the Ginnie Mae certificates in which we invest, the principal and interest on securities issued by Fannie Mae and Freddie Mac are not explicitly guaranteed by the U.S. Government. All the agency mortgage-backed securities in which we invest depend on a steady stream of payments on the mortgages underlying the securities.

As conservator of Fannie Mae and Freddie Mac, the FHFA may disaffirm or repudiate contracts (subject to certain limitations for qualified financial contracts) that Freddie Mac or Fannie Mae entered into prior to the FHFA's appointment as conservator if it determines, in its sole discretion, that performance of the contract is burdensome and that disaffirmation or repudiation of the contract promotes the orderly administration of its affairs. The HERA requires the FHFA to exercise its right to disaffirm or repudiate most contracts within a reasonable period of time after its appointment as conservator. Fannie Mae and Freddie Mac have disclosed that the FHFA has disaffirmed certain consulting and other contracts that these entities entered into prior to the FHFA's appointment as conservator. Freddie Mac and Fannie Mae have also disclosed that the FHFA has advised that it does not intend to repudiate any guarantee obligation relating to Fannie Mae and Freddie Mac's mortgage-related securities, because the FHFA views repudiation as incompatible with the goals of the conservatorship. In addition, the HERA provides that mortgage loans and mortgage-related assets that have been transferred to a Freddie Mac or Fannie Mae securitization trust must be held for the beneficial owners of the related mortgage-related securities, and cannot be used to satisfy the general creditors of Freddie Mac or Fannie Mae.
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
Market conditions may disrupt the historical relationship between interest rate changes and prepayment trends, which may make it more difficult for our Manager to analyze our investment portfolio.
Our success depends, in part, on our Manager's ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie securities we may own. Changes in interest rates and prepayments affect the market price of the assets that we purchase and any assets that we may hold at a given time. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager's ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial position and results of operations.
Continued adverse developments in the broader residential mortgage market may adversely affect the value of our investments.
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2013 and beyond. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the assets in which we invest.
The risks associated with our business are more severe during economic recessions and are compounded by declining real estate values. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Any sustained period of increased payment delinquencies, foreclosures or losses could increase the rate that the GSEs buyout the delinquent loans from pools underlying the agency securities in which we invest, resulting in an increased rate of prepayments that could adversely affect our net interest income from our agency securities, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.
Our investments are recorded at fair value, and quoted prices or observable inputs may not be available to determine such value, resulting in the use of significant unobservable inputs to determine value.
The values of our investments may not be readily determinable or ultimately realizable. We measure the fair value of our investments quarterly, in accordance with guidance set forth in FASB Accounting Standards Codification ("ASC") Topic 820, Fair Value Measurements and Disclosures. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond the control of our Manager, our Company or our Board of Directors. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.
Our Manager's determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different than the values that we ultimately realize upon their disposal.
Declines in value of the assets in which we invest will adversely affect our financial position and results of operations, and make it more costly to finance these assets.
We use our investments as collateral for our financings. Any decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in other comprehensive income (a component of equity). As a result, a decline in fair values of our mortgage-related securities could reduce both our comprehensive income and stockholders' equity. If market conditions result in a decline in the fair value of our assets, our financial position and results of operations could be adversely affected.
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
We enter into master repurchase agreements with a number of financial institutions. We borrow under these master repurchase agreements to finance the assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the collateral may result in our lenders initiating margin calls. A margin call means that the lender requires us to pledge additional collateral to re-establish the ratio of the value of the collateral to the amount of the borrowing. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and is not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be more illiquid than other instruments in which we invest, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a significant time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is actually received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions. Because of the leverage we expect to have, we may incur substantial losses upon the threat or occurrence of a margin call.
If lenders pursuant to our repurchase transactions default on their obligations to resell the underlying collateral back to us at the end of the transaction term, or if the value of the collateral has declined by the end of the term or if we default on our obligations under the transaction, we will lose money on these transactions.
When we engage in a repurchase transaction, we initially transfer securities or loans to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction, which is typically from 30 days to one year, but which may have terms from one day to up to five years or more. The cash we receive when we initially sell the collateral is less than the value of that collateral, which is referred to as the "haircut." As a result, we are able to borrow against a smaller portion of the collateral that we initially sell in these transactions. Increased haircuts require us to post additional collateral. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction under these agreements. If our counterparty defaults on its obligation to resell collateral to us, we would incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities). Any losses we incur on our repurchase transactions could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.
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
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash uninvested or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly. Additionally, our counterparties can unilaterally choose to cease entering into any further repurchase transactions with us.
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
It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.
We may utilize TBA dollar roll transactions as a means of investing in and financing agency mortgage-backed securities. TBA contracts enable us to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a “dollar roll.” The agency securities purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost)

and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions and such forward purchases of agency securities represent a form of off-balance sheet financing and increase our "at risk" leverage.
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency securities purchased for a forward settlement date under the TBA contract are priced at a premium to agency securities for settlement in the current month. Under such conditions, it would generally be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
An increase in our borrowing costs would adversely affect our financial condition and results of operations.
Increases in interest rates reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. An increase in short-term interest rates would increase the amount of interest owed on the financing arrangements we enter into to finance the purchase of the assets, such as repurchase agreements. It is possible that the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect our returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
Differences in timing of interest rate adjustments on adjustable-rate assets or the tenor of fixed rate assets we acquire and our borrowings may adversely affect our profitability.
Assets we acquire may have interest rates that vary over time based upon changes in an objective index, such as:

•	LIBOR, which is the interest rate that banks in London offer for deposits in London of U.S. dollars; or

•	the U.S. Treasury rate, which is a monthly or weekly average yield of benchmark U.S. Treasury securities, as published by the Federal Reserve Board.
These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings. In addition, we may rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a flattening of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve inversion), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be hindered.
Interest rate caps on mortgages backing our adjustable rate securities may adversely affect our profitability.
Adjustable-rate mortgages that we may purchase or that may back securities that we purchase will typically be subject to periodic and lifetime interest rate caps. Periodic interest rate caps limit the amount an interest rate can increase during any given period. Lifetime interest rate caps limit the amount an interest rate can increase through the maturity of a mortgage loan we may purchase or that may back securities that we may purchase. Our borrowings typically will not be subject to similar restrictions. Accordingly, in a period of rapidly increasing interest rates, the interest rates paid on our borrowings could increase without limitation while caps on mortgages could limit the interest rates on our investments in ARMs. This problem is magnified for hybrid ARMs and ARMs that are not fully indexed. Further, some hybrid ARMs and ARMs may be subject to periodic payment caps on the mortgages that result in a portion of the interest being deferred and added to the principal outstanding. As a result, we may receive less cash income on hybrid ARMs and ARMs than we need to pay interest on our related borrowings. These factors could reduce our net interest income and cause us to suffer a loss.

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
Increases in interest rates may negatively affect the market value of our investments. Any fixed-rate securities we invest in generally will be more negatively affected by these increases than adjustable-rate securities. In accordance with GAAP, we are required to reduce the book value of our investments by the amount of any decrease in their fair value. Reductions in the fair value of our investments could decrease the amounts we may borrow to purchase additional mortgage-related investments, which may restrict our ability to increase our net income. Furthermore, if our funding costs are rising while our interest income is fixed, our net interest income will contract and could become negative.
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
In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which we expect would impact the prepayment rates for the entire mortgage securities market, but primarily for Fannie Mae and Freddie Mac agency securities. These new programs along with any new additional programs or changes to existing programs may cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.

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

•
the value of derivatives used for hedging are adjusted from time to time in accordance with GAAP to reflect changes in fair value. Downward adjustments, or "mark-to-market losses," reducing our stockholders' equity.

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
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or it's clearing house, or regulated by any U.S. or foreign governmental authorities and involves risks and costs that could result in material losses. The cost of using hedging instruments increases as the period covered by the instrument increases and, during periods of rising and volatile interest rates, we may increase our hedging activity and thus increase our hedging costs. In addition, hedging instruments involve risk because they often are not traded on regulated exchanges, guaranteed by an exchange or its clearing house, or regulated by any U.S. or foreign governmental authorities. Consequently, there are no requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements.
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
We may change our targeted investments and investment guidelines at any time, including a change that would permit us to invest in other mortgage related investments, without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines and other operational policies may increase our exposure to interest rate risk, default risk, credit risk and real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our stockholders.

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
Additionally, our Manager is a wholly-owned subsidiary of American Capital Mortgage Management, LLC, which is also the parent company of the external manager of American Capital Mortgage Investment Corp., a publicly-traded REIT that invests in agency and non-agency mortgage investments, CMBS and mortgage loans and may compete with us for acquisitions of agency mortgage-related investments. American Capital Mortgage Management, LLC is a subsidiary of American Capital Asset Management, LLC, which is a wholly-owned portfolio company of American Capital. There are no restrictions on American Capital that prevent American Capital from sponsoring another investment vehicle that competes with us. Accordingly, American Capital or one or more of its affiliates may also compete with us for investments, except that American Capital has agreed that so long as our Manager or affiliate of American Capital continues to manage our company, it will not sponsor another investment vehicle that invests predominantly in whole pool agency mortgage-backed securities.

Although our Manager and its affiliates have policies in place that seek to mitigate the effects of conflicts of interest, including any potential conflict relating to the allocation of certain types of securities that meet our investment objectives and those of other managed funds or affiliates of our Manager, these policies do not eliminate the conflicts of interest that our officers and the officers and employees of our Manager and its affiliates face in making investment decisions on behalf of American Capital, any other American Capital-sponsored investment vehicles and us. Further, we do not have any agreement or understanding with American Capital that would give us any priority over American Capital, any of its affiliates, or any such American Capital-sponsored investment vehicle in opportunities to invest in mortgage-related investments. Accordingly, we may compete for access to the benefits that we expect from our relationship with our Manager and American Capital.
Our management agreement was not negotiated on an arm's-length basis and the terms, including fees payable, may not be as favorable to us as if they were negotiated with an unaffiliated third party.
The management agreement was originally negotiated between related parties, and we did not have the benefit of arm's-length negotiations of the type normally conducted with an unaffiliated third party. The terms of the management agreement, including fees payable, may not reflect the terms that we may have received if it were negotiated with an unrelated third party. In addition, we may choose not to enforce, or to enforce less vigorously, our rights under the management agreement because of our desire to maintain our ongoing relationship with our Manager.
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
Because we have no employees or separate facilities, we are completely dependent on our Manager and its affiliates to conduct our operations pursuant to the management agreement. Our Manager does not have any employees and relies upon certain employees of its parent company and American Capital to conduct our day-to-day operations pursuant to an administrative services agreement. Under the administrative services agreement, our Manager is provided with those services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Neither the administrative services agreement nor the management agreement requires our Manager or its parent company or American Capital to dedicate specific personnel to our operations. It also does not require any specific personnel of our Manager or its parent company or American Capital to dedicate a specific amount of time to our business. Additionally, because our Manager is relying upon American Capital, we may be negatively impacted by events or factors that negatively impact American Capital's business, financial condition or results of operations.
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
Neither we nor our Manager have any employees or separate facilities. Our day-to-day operations are conducted by employees of American Capital or the parent company of our Manager pursuant to an administrative services agreement among our Manager, its parent company and American Capital. Under the administrative services agreement, our Manager is also provided with the services and other resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital and the parent company of our Manager may assign their rights and obligations thereunder to any of their affiliates, including American Capital Asset Management, LLC, the majority member of the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital or the parent company of our Manager if they do not fulfill their obligations under the administrative services agreement or if they elect to assign the agreement to one of their affiliates. Also, our Manager only has nominal assets and we will have limited recourse against our Manager under the Management Agreement to remedy any liability to us from a breach of contract or fiduciary duties.

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

Risks Related to Our Taxation as a REIT
If we fail to remain qualified as a REIT, we will be subject to tax as a regular corporation and could face a substantial tax liability, which would reduce the amount of cash available for distribution to our stockholders.
We operate in a manner that allows us to qualify as a REIT for federal income tax purposes. Although we do not intend to request a ruling from the IRS as to our REIT qualification, we have received an opinion of Skadden, Arps, Slate, Meagher & Flom LLP with respect to our qualification as a REIT. Investors should be aware, however, that opinions of counsel are not binding on the IRS or any court. The opinion of Skadden, Arps, Slate, Meagher & Flom LLP represents only the view of our counsel based on our counsel's review and analysis of existing law and on certain representations as to factual matters and covenants made by us and our Manager, including representations relating to the values of our assets and the sources of our income. The opinion is expressed as of the date issued and does not cover subsequent periods. Skadden, Arps, Slate, Meagher & Flom LLP has no obligation to advise us or the holders of our common stock of any subsequent change in the matters stated, represented or assumed, or of any subsequent change in applicable law. Furthermore, both the validity of the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, and our qualification as a REIT depend on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis, the results of which are not monitored by Skadden, Arps, Slate, Meagher & Flom LLP. Our ability to satisfy the asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Our compliance with the annual REIT income and quarterly asset requirements also depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. Moreover, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT qualification requirements as described below. Accordingly, there can be no assurance that the IRS will not contend that our interests in subsidiaries or in securities of other issuers will not cause a violation of the REIT requirements.
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
The maximum tax rate applicable to income from "qualified dividends" payable to domestic stockholders that are individuals, trusts and estates is currently 20%. Distributions of ordinary income payable by REITs, however, generally are not eligible for the reduced rates. Although this legislation does not adversely affect the taxation of REITs or distributions payable by REITs, the more favorable rates applicable to regular corporate qualified dividends could cause investors who are individuals, trusts and estates to perceive investments in REITs to be relatively less attractive than investments in the stocks of non-REIT corporations that pay dividends, which could adversely affect the value of the stock of REITs, including our common stock.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount that we pay out to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code.
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
Even if we remain qualified for taxation as a REIT, we may be subject to certain federal, state and local taxes on our income and assets, including taxes on any undistributed income, tax on income from some activities conducted as a result of a foreclosure, excise taxes, state or local income, property and transfer taxes, such as mortgage recording taxes, and other taxes. In addition, in order to meet the REIT qualification requirements, prevent the recognition of certain types of non-cash income, or to avert the imposition of a 100% tax that applies to certain gains derived by a REIT from dealer property or inventory, we may hold some of our assets through our TRS or other subsidiary corporations that will be subject to corporate level income tax at regular rates. In addition, if we lend money to a TRS, the TRS may be unable to deduct all or a portion of the interest paid to us, which could result in an even higher corporate level tax liability. Any of these taxes would decrease cash available for distribution to our stockholders.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To remain qualified as a REIT for federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us in order to satisfy the source-of-income or asset-diversification requirements for qualifying as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified REIT real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total securities can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
We enter into certain financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell certain of our assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.
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
To remain qualified as a REIT, we must comply with requirements regarding the composition of our assets and our sources of income. If we are compelled to liquidate our investments to repay obligations to our lenders, we may be unable to comply with these requirements, ultimately jeopardizing our qualification as a REIT, or we may be subject to a 100% tax on any resultant gain if we sell assets that are treated as dealer property or inventory.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction we enter into to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both of the gross income tests. As a result of these rules, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities because our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
We purchase and sell agency mortgage-backed securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency securities, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to remain qualified as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including in cases where we own an equity interest in an entity that is classified as a partnership for federal income tax purposes.

The tax on prohibited transactions will limit our ability to engage in transactions, including certain methods of structuring CMOs, which would be treated as prohibited transactions for federal income tax purposes.
Net income that we derive from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property (including agency securities, but other than foreclosure property, as discussed below) that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for federal income tax purposes.
We intend to conduct our operations at the REIT level so that no asset that we own (or are treated as owning) will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level, and may limit the structures we utilize for our CMO transactions, even though the sales or structures might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT.
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
We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consist of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consist of qualifying real estate interests plus "real estate-related assets."
In satisfying this 55% requirement, based on pronouncements of the SEC staff, we treat agency mortgage-backed securities issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by a pool, or a "whole pool", as qualifying real estate interests. However, the real estate related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. We may be required at times to adopt less efficient methods of financing certain of our mortgage related investments and we may be precluded from acquiring certain types of higher yielding securities. The net effect of these factors would be to lower our net interest income. If we fail to qualify for an exemption from registration as an investment company or an exclusion from the definition of an investment company, our ability to use leverage would be substantially reduced. Our business will be materially and adversely affected if we fail to qualify for this exemption from regulation pursuant to the Investment Company Act.
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

To qualify as a REIT under the Internal Revenue Code, not more than 50% in value of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year in which we qualify as a REIT. Our amended and restated certificate of incorporation, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our amended and restated certificate of incorporation, no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock. Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Pursuant to our amended and restated certificate of incorporation, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person's percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit. Until such a person's percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of common stock will be in violation of the decreased stock ownership limit. The ownership limits imposed by the tax law are based upon direct or indirect ownership by “individuals,” but only during the last half of a tax year. The ownership limits contained in our amended and restated certificate of incorporation apply to the ownership at any time by any “person,” which term includes entities. These ownership limitations are intended to assist us in complying with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2012, we had no legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on The NASDAQ Global Select Market under the symbol “AGNC”. As of January 31, 2013, we had 1,057 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and dividends declared on our common stock for fiscal years 2012 and 2011:

	Common Stock
	Sales Prices		Dividends Declared
	High	Low
2012
Fourth Quarter	$35.16	$28.08	$1.25
Third Quarter	$36.77	$30.30	$1.25
Second Quarter	$33.95	$29.60	$1.25
First Quarter	$31.17	$28.08	$1.25
2011
Fourth Quarter	$29.21	$22.84	$1.40
Third Quarter	$30.34	$22.03	$1.40
Second Quarter	$30.76	$27.70	$1.40
First Quarter	$30.68	$28.02	$1.40

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

The following table summarizes dividends declared for fiscal years 2012 and 2011 and their related tax characterization:

		Tax Characterization
Dividends Declared	Dividends Declared Per Share	Ordinary Income Per Share	Long-Term Capital Gains Per Share
Fiscal year 2012	$5.00	$4.5092	$0.4908
Fiscal year 2011	$5.60	$5.3324	$0.2676

Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the three months ended December 31, 2012, by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 13-15, 2012	2.7	$29.00	2.7	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program described in footnote 2 below.

2.	In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.

Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide for the issuance of equity-based awards, including stock options, restricted stock units and unrestricted stock awards to our independent directors.

The following table provides information as of December 31, 2012 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders (1)	21,500	$—	62,500
Equity compensation plans not approved by security holders	—	—	—
Total	21,500	$—	62,500
_________________________________________________________

1.	Represents unvested shares of restricted stock awarded to our independent directors.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at May 15, 2008, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index (“S&P 500”); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our Agency REIT Peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Hatteras Financial Corp. and CYS Investments, Inc.

	December 31,
	2012	2011	2010	2009	2008
American Capital Agency	$362.22	$301.60	$254.26	$192.42	$125.51
S&P 500	$114.35	$98.57	$96.54	$83.90	$66.34
FTSE NAREIT Mortgage REITs	$142.75	$119.07	$122.01	$99.53	$79.86
Agency REIT Peer group	$160.61	$160.58	$155.94	$131.96	$103.02

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. Selected Financial Data.

The following selected financial data are derived from our audited financial statements for fiscal years 2012, 2011, 2010, 2009 and the period from May 20, 2008 (date operations commenced) through December 31, 2008. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and “Management's Discussion and Analysis of Financial Condition and Results of Operations” included elsewhere in this Annual Report on Form 10-K.

($ in millions, except per share amounts)
	December 31,
	2012	2011	2010	2009	2008
Balance Sheet Data:
Investment portfolio, at fair value	$85,245	$54,683	$13,510	$4,300	$1,573
Total assets	$100,453	$57,972	$14,476	$4,626	$1,656
Repurchase agreements and other debt	$75,415	$47,735	$11,753	$3,842	$1,346
Total liabilities	$89,557	$51,760	$12,904	$4,079	$1,398

Total stockholders' equity	$10,896	$6,212	$1,572	$547	$258
Net asset value per common share (1)	$31.64	$27.71	$24.24	$22.48	$17.20

	Fiscal Year				For the period from May 20, 2008 through December 31, 2008
	2012	2011	2010	2009
Statement of Operations Data:
Interest income	$2,109	$1,109	$253	$128	$55
Interest expense (2)	512	285	76	44	25
Net interest income	1,597	824	177	84	30
Other (loss) income, net (2)	(157)	26	130	46	11
Expenses	144	74	19	11	6
Income before tax	1,296	776	288	119	35
Provision for income taxes, net	19	6	—	—	—
Net income	1,277	770	288	119	35
Dividend on preferred stock	10	—	—	—	—
Net income available to common shareholders	$1,267	$770	$288	$119	$35

Net income	$1,277	$770	$288	$119	$35
Other comprehensive income (loss) (2)	1,244	379	(88)	45	(25)
Comprehensive income	2,521	1,149	200	164	10
Dividend on preferred stock	10	—	—	—	—
Comprehensive income available to common shareholders	$2,511	$1,149	$200	$164	$10
Weighted average common shares outstanding-basic and diluted	303.9	153.3	36.5	17.5	15.0
Net income per common share-basic and diluted	$4.17	$5.02	$7.89	$6.78	$2.36
Comprehensive income per common share-basic and diluted	$8.26	$7.50	$5.49	$9.33	$0.65
Dividends declared per common share	$5.00	$5.60	$5.60	$5.15	$2.51

	Fiscal Year				For the period from May 20, 2008 through December 31, 2008
	2012	2011	2010	2009
Other Data (unaudited)*:
Average agency securities, at par	$71,002	$33,243	$6,992	$2,668	$1,733
Average agency securities, at cost	$74,588	$34,726	$7,335	$2,752	$1,772
Average total assets, at fair value (3)	$86,172	$38,548	$8,100	$3,086	$1,826
Average repurchase agreements and other debt	$68,810	$31,840	$6,865	$2,542	$1,530
Average stockholders' equity (4)	$9,473	$4,169	$859	$373	$266
Average coupon (5)	3.90%	4.42%	5.03%	5.77%	6.10%
Average asset yield (6)	2.82%	3.19%	3.44%	4.64%	5.04%
Average cost of funds (7)	(1.11)%	(1.00)%	(1.11)%	(1.71)%	(2.63)%
Average net interest rate spread	1.71%	2.19%	2.33%	2.93%	2.41%
Average coupon (as of period end)	3.69%	4.23%	4.70%	5.28%	6.11%
Average asset yield (as of period end)	2.61%	3.07%	3.31%	3.99%	4.98%
Average cost of funds (as of period end)	(1.22)%	(1.13)%	(1.03)%	(1.17)%	(3.52)%
Average net interest rate spread (as of period end)	1.39%	1.94%	2.28%	2.82%	1.46%
Net comprehensive income return on average common equity - annualized (8)	26.9%	27.6%	23.3%	43.8%	5.9%

Economic return on common equity - annualized (9)	32.2%	37.4%	32.7%	60.6%	5.5%
Leverage (average during the period)(10)	7.3:1	7.6:1	8.0:1	6.8:1	5.7:1
Leverage (as of period end)(11)	7.0:1	7.9:1	7.8:1	7.3:1	5.2:1
Expenses % of average assets(12)	0.17%	0.19%	0.23%	0.36%	0.51%
Expenses % of average equity(13)	1.52%	1.77%	2.19%	2.99%	3.49%

*	Unless otherwise noted, average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

1.
Net asset value per common share calculated as our total stockholders' equity, less our 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference of $25 per preferred share, divided by our number of common shares outstanding as of period end.

2.
We voluntarily discontinued hedge accounting for our interest rate swap agreements as of September 30, 2011. Please refer to Notes 2 and 5 of our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our discontinuance of hedge accounting.

3.	Average total assets calculated using a combination of daily weighted averages and average month-end balances when daily weighted averages are not available.

4.	Weighted average stockholders' equity calculated as the average month-ended stockholders' equity during the period.

5.	Weighted average coupon calculated by dividing the total coupon (or cash) interest income on agency securities by the daily weighted average agency securities held for the period.

6.
Weighted average asset yield calculated by dividing our total interest income on agency securities, including amortization of premiums and discounts, by the weighted average amortized cost basis of our agency securities for the period.

7.
Cost of funds includes repurchase agreements, debt of consolidated VIEs and interest rate swaps, but excludes interest rate swap termination fees and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Weighted average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and debt of consolidated VIEs outstanding.

8.
Net comprehensive income return on average common equity for the period was calculated by dividing comprehensive income available to common shareholders by our average shareholders' equity, net of the 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference on an annualized basis.

9.
Economic return on common equity represents the sum of the change in net asset value per common share over the period and dividends declared on common stock during the period over the beginning net asset value per common share on an annualized basis.

10.
Leverage during the period was calculated by dividing our daily weighted average repurchase agreements and debt of consolidated VIEs outstanding for the period by our average stockholders' equity for the period on an annualized basis.

11.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by our total stockholders' equity at period end.

12.	Expenses as a % of average total assets calculated by dividing our total expenses by our average total assets for the period on an annualized basis.

13.	Expenses as a % of average stockholders' equity calculated by dividing our total expenses by our average stockholders' equity on an annualized basis.

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
Trends and Recent Market Impacts
On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large-scale purchases of agency mortgage-backed securities at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency mortgage-backed securities into new agency mortgage-backed security purchases. The program is open-ended in nature, and is intended to put downward pressure on longer-term interest rates, support mortgage markets, and help make the broader financial conditions more accommodative.

The Federal Reserve plans to continue their purchases of agency mortgage-backed securities and employ other policy tools, as appropriate, until they foresee substantial improvement in the outlook for the U.S. labor market.
The Federal Reserve's purchases are and likely will continue to be concentrated in newly-issued, fixed-rate agency mortgage-backed securities (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). The combined total purchases of agency mortgage-backed securities by the Federal Reserve were approximately $70 billion per month during the fourth quarter of 2012, representing approximately half of the average monthly gross issuance of fixed-rate agency mortgage-backed securities. Prices across the agency mortgage-backed security spectrum generally increased following the Federal Reserve's announcement of QE3, with the lowest coupon 30-year and 15-year fixed-rate agency mortgage-backed securities outperforming higher coupon securities. During the fourth quarter of 2012, some of the initial gains reversed; however, as of December 31, 2012 prices generally remained above those seen prior to the announcement of QE3. The table below summarizes interest rates and prices of generic fixed-rate agency mortgage-backed securities as of the end of each respective quarter:

						December 31, 2012		December 31, 2012
						vs.		vs.
Interest Rate/Security Price (1)	December 31, 2012	September 30, 2012	June 30, 2012	March 31, 2012	December 31, 2011	June 30, 2012 (Pre - QE3)		December 31, 2011
LIBOR:
1-Month	0.21%	0.21%	0.25%	0.24%	0.30%	--0.04	bps	--0.09	bps
3-Month	0.31%	0.36%	0.46%	0.47%	0.58%	--0.15	bps	--0.27	bps
6-Month	0.51%	0.64%	0.73%	0.73%	0.81%	--0.22	bps	--0.30	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.25%	0.23%	0.30%	0.33%	0.24%	--0.05	bps	+0.01	bps
5-Year U.S. Treasury	0.72%	0.63%	0.72%	1.04%	0.83%	—	bps	--0.11	bps
10-Year U.S. Treasury	1.76%	1.63%	1.65%	2.21%	1.88%	+0.11	bps	--0.12	bps
Interest Rate Swap Rate:
2-Year Swap	0.39%	0.37%	0.55%	0.58%	0.73%	--0.16	bps	--0.34	bps
5-Year Swap	0.86%	0.76%	0.97%	1.27%	1.22%	--0.11	bps	--0.36	bps
10-Year Swap	1.84%	1.70%	1.78%	2.29%	2.03%	+0.06	bps	--0.19	bps
30-Year Fixed Rate MBS Price:
3.0%	$104.84	$105.58	$102.55	$99.67	$100.22	+$2.29		+$4.62
3.5%	$106.66	$107.25	$105.11	$102.72	$102.88	+$1.55		+$3.78
4.0%	$107.22	$107.75	$106.44	$104.86	$105.03	+$0.78		+$2.19
4.5%	$108.03	$108.25	$107.28	$106.38	$106.42	+$0.75		+$1.61
5.0%	$108.33	$109.06	$108.23	$108.03	$108.03	+$0.10		+$0.30
5.5%	$108.64	$109.63	$109.08	$108.97	$108.89	-$0.44		-$0.25
6.0%	$109.22	$110.44	$109.91	$110.20	$110.16	-$0.69		-$0.94
15-Year Fixed Rate MBS Price:
2.5%	$104.61	$105.13	$103.09	$101.42	$101.34	+$1.52		+$3.27
3.0%	$105.61	$106.00	$104.77	$103.56	$103.28	+$0.84		+$2.33
3.5%	$106.14	$106.41	$105.66	$104.92	$104.58	+$0.48		+$1.56
4.0%	$107.00	$106.91	$106.34	$106.00	$105.50	+$0.66		+$1.50
4.5%	$107.55	$107.84	$107.17	$107.20	$106.59	+$0.38		+$0.96
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

We expect during periods in which the Federal Reserve purchases significant volumes of mortgages, yields on agency mortgage-backed securities will be lower and refinancing volumes will be higher than would have been absent QE3. Since returns on agency mortgage-backed securities are highly sensitive to prepayment speeds, we have positioned our investment portfolio towards agency securities that we believe have favorable prepayment attributes. As of December 31, 2012, 77% of our fixed-rate investment portfolio was comprised of agency securities backed by lower loan balance mortgages (pools backed by original loan balances of up to $150,000) and loans originated under HARP (pools backed by 100% refinance loans with original loan-to-value ratios of greater than 80%), which we believe have a lower risk of prepayment relative to generic agency securities. The remainder of our portfolio as of December 31, 2012 was primarily comprised of low coupon, new issuance fixed-rate agency securities. (See Financial Condition below for further details of our portfolio composition as of December 31, 2012).
The following table summarizes recent prepayment trends for our portfolio and, for comparison, Fannie Mae 2011 30-year 4.0% fixed-rate generic mortgage-backed securities for fiscal year 2012.

Annualized Monthly Constant Prepayment Rates (1)	Jan. 2012	Feb. 2012	Mar. 2012	Apr. 2012	May 2012	June 2012	July 2012	Aug. 2012	Sept. 2012	Oct. 2012	Nov. 2012	Dec. 2012
AGNC portfolio	8%	8%	12%	12%	10%	8%	8%	9%	11%	9%	10%	10%
Fannie Mae 2011 30-year 4.0% fixed-rate MBS (2)	11%	13%	19%	21%	14%	15%	21%	29%	35%	32%	34%	35%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

2.	Source: JP Morgan.

Summary of Critical Accounting Estimates
Our critical accounting estimates relate to the recognition of interest income and the fair value of our investments and derivatives. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts based on such estimates. The remainder of our significant accounting policies are described in Note 2 to the consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
Interest Income
The effective yield on our agency securities is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount of our investment securities and their contractual terms and we amortize or accrete premiums and discounts associated with the purchase of investment securities into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2012 was 105.6% of par value; therefore, faster actual or projected prepayments can have a meaningful negative impact, while slower actual or projected prepayments can have a meaningful positive impact, on our asset yields.
Future prepayment rates are difficult to predict and we rely on a third-party service provider and our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Our third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our Manager’s judgment, we may make adjustments to their estimates.
We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) actual prepayments to date plus current estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. In addition, changes to the GSE's underwriting standards, further modifications to existing U.S. Government sponsored programs such as HARP, or the implementation of new programs can have a significant impact on the rate of prepayments. Further, GSE buyouts of loans in imminent risk of default, loans that have been modified, or loans that have defaulted will generally be reflected as prepayments on agency securities and also increase the uncertainty around our estimates. Consequently, under different conditions, we could report materially different amounts. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K includes the estimated change in our net interest income should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.
Fair Value of Investment Securities
We estimate the fair value of our investment securities based on a market approach using Level 2 inputs from third-party pricing services and non-binding dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We generally obtain 3 to 6 quotes or prices (referred to as "marks") per investment security. We attempt to validate marks obtained from pricing services and broker dealers by comparing them to our recent completed transactions involving the same or similar securities on or near the reporting date. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated.
Derivative Financial Instruments/Hedging Activity

We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate and prepayment risk. Our risk management objective is to reduce fluctuations in net book value over a range of market conditions. The principal instruments that we use to hedge a portion of our exposure to interest rate and prepayment risks are interest rate swaps and swaptions. We also purchase or sell TBAs and specified agency securities on a forward basis as well as U.S. Treasury securities and U.S. Treasury futures contracts; purchase or write put or call options on TBA securities; and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).

We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. During the third quarter of 2011, we elected to discontinue hedge accounting for our interest rate swaps. Accordingly, subsequent to the third quarter of 2011, all changes in the fair value of our derivative instruments are reported in earnings in our consolidated statement of comprehensive income in gain (loss) on derivatives and other securities, net during the period in which they occur.

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
We estimate the fair value of interest rate swaps using a third-party pricing model. The third-party pricing model incorporates such factors as the LIBOR curve and the pay rate on our interest rate swaps. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
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

FINANCIAL CONDITION
As of December 31, 2012 and 2011, our investment portfolio consisted of $85.2 billion and $54.7 billion, respectively, of agency mortgage-backed securities ("agency MBS"). The following tables summarize certain characteristics of our agency MBS investment portfolio as of December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average			December 2012 Projected Life CPR (1)
					Coupon	Yield	Age (Months)
Investments By Issuer:
Fannie Mae	$58,912	$62,120	105.4%	$63,687	3.59%	2.60%	13	10%
Freddie Mac	19,336	20,284	104.9%	20,758	3.58%	2.58%	14	12%
Ginnie Mae	238	248	104.2%	254	3.77%	1.60%	24	19%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	3.59%	2.59%	13	11%

Investments By Security Type:
Fixed-Rate
≤ 15-Year
Lower Loan Balance (2)	$15,686	$16,296	103.9%	$16,871	3.57%	2.53%	20	13%
HARP (3)	1,312	1,363	103.9%	1,404	3.53%	2.46%	17	14%
Other (2009-2012 Vintages) (4)	11,134	11,612	104.3%	11,670	2.70%	1.62%	7	13%
Other (Pre 2009 Vintages)	31	33	104.7%	34	4.61%	2.71%	88	16%
Total ≤ 15-Year	28,163	29,304	104.1%	29,979	3.22%	2.17%	15	13%
Total 20-Year:	1,517	1,591	104.9%	1,616	3.33%	2.37%	8	10%
30-Year:
Lower Loan Balance (2)	19,004	20,169	106.1%	20,736	3.76%	2.84%	13	9%
HARP (3)	22,897	24,316	106.2%	24,998	3.84%	2.87%	11	9%
Other (2009-2012 Vintages) (4)	5,510	5,815	105.5%	5,875	3.63%	2.70%	9	10%
Other (Pre 2009 Vintages) (4)	394	422	107.1%	431	5.62%	3.64%	87	19%
Total 30-Year	47,805	50,722	106.1%	52,040	3.80%	2.84%	12	9%
Total Fixed-Rate	77,485	81,617	105.3%	83,635	3.58%	2.59%	13	11%
Adjustable-Rate	837	865	103.4%	891	4.12%	2.40%	43	22%
CMO	164	170	103.2%	173	3.75%	2.85%	66	15%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	3.59%	2.59%	13	11%

	December 31, 2012
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			December 2012 Projected Life CPR (1)
				Coupon	Yield	Age (Months)
Interest-Only Strips
Fannie Mae	$1,332	$245	$249	5.82%	6.98%	30	16%
Freddie Mac	328	55	43	5.60%	11.84%	82	17%
Principal-Only Strips
Fannie Mae	302	241	254	—%	3.17%	14	9%
Total / Weighted Average	$1,962	$541	$546	4.89%	5.78%	28	13%
_______________________

1.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2012.

2.
Lower loan balance securities represent pools backed by a maximum original loan balance of up to $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,000 and $101,000 for 15-year and 30-year securities, respectively, as of December 31, 2012.

3.
HARP securities are defined as pools backed by100% refinance loans with loan-to-value ratios ("LTV") ≥ 80%. Our HARP securities had a weighted average LTV of 95% and 104% for 15-year and 30-year securities, respectively, as of December 31, 2012.

4.	Other 15-year and 30-year securities include $1.2 billion and $920 million, respectively, of securities backed by loans with original loan balances ≤ $175,000.

	December 31, 2011
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average			December 2011 Projected Life CPR (1)
					Coupon	Yield	Age (Months)
Investments By Issuer:
Fannie Mae	$37,232	$38,891	104.5%	$39,567	4.07%	3.02%	11	14%
Freddie Mac	13,736	14,342	104.4%	14,664	4.21%	3.16%	13	14%
Ginnie Mae	258	270	104.7%	273	3.74%	1.71%	12	25%
Total / Weighted Average	$51,226	$53,503	104.4%	$54,504	4.11%	3.05%	12	14%

Investments By Security Type:
Fixed-Rate
≤ 15-Year:
Lower Loan Balance (2)	$16,033	$16,626	103.7%	$17,027	3.81%	2.84%	12	12%
HARP (3)	1,160	1,208	104.2%	1,235	3.93%	2.87%	10	12%
Other (4)	1,814	1,873	103.2%	1,898	3.54%	2.58%	10	15%
Total ≤ 15-Year	19,007	19,707	103.7%	20,160	3.79%	2.82%	12	13%
Total 20-Year:	5,462	5,659	103.6%	5,710	3.71%	2.72%	4	16%
30-Year:
Lower Loan Balance (2)	4,577	4,847	105.9%	4,927	4.48%	3.40%	15	11%
HARP (3)	11,676	12,318	105.5%	12,591	4.48%	3.50%	9	11%
Other (2009-2011 Vintages)	6,987	7,307	104.6%	7,380	4.24%	3.17%	6	15%
Other (Pre 2009 Vintages)	655	697	106.3%	715	5.59%	3.37%	72	25%
Total 30-Year	23,895	25,169	105.3%	25,613	4.44%	3.38%	11	12%
Total Fixed-Rate	48,364	50,535	104.5%	51,483	4.10%	3.09%	11	13%
Adjustable-Rate	2,627	2,725	103.7%	2,774	4.29%	2.58%	31	32%
CMO	235	243	103.1%	247	3.74%	1.69%	56	29%
Total / Weighted Average	$51,226	$53,503	104.4%	$54,504	4.11%	3.05%	12	14%

	December 31, 2011
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			December 2011 Projected Life CPR (1)
				Coupon	Yield	Age (Months)
Interest-Only Strips
Fannie Mae	$687	$90	$86	5.55%	6.62%	63	31%
Freddie Mac	453	66	56	5.48%	10.35%	79	25%
Principal-Only Strips
Fannie Mae	40	35	37	—%	5.40%	48	31%
Total / Weighted Average	$1,180	$191	$179	5.33%	7.70%	65	29%
______________________

1.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2011.

2.
Lower loan balance securities represent pools backed by a maximum original loan balance of up to ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $102,000 and $108,000 for 15-year and 30-year securities, respectively, as of December 31, 2011.

3.
HARP securities are defined as pools backed by100% refinance loans with LTVs ≥ 80%. Our HARP securities had a weighted average LTV of 98% and 97% for 15-year and 30-year securities, respectively, as of December 31, 2011.

4.	Other 15-year securities include $687 million of securities backed by loans with original loan balances ≤ $175,000.
As of December 31, 2012 and 2011, the combined weighted average yield of our agency MBS portfolio (inclusive of interest and principal-only strips) was 2.61% and 3.07%, respectively.

The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of December 31, 2012 and 2011, the weighted average final contractual maturity of our agency MBS portfolio was 24 and 23 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 6.6 and 5.1 years as of December 31, 2012 and 2011, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 11% and 14% as of December 31, 2012 and 2011, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio was 105.6% of par value as of December 31, 2012, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012				December 31, 2011
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$—	$—	—%	—%	$214	$210	4.61%	3.51%
> 1 year and ≤ 3 years	1,119	1,108	4.18%	2.14%	3,392	3,338	4.38%	2.54%
> 3 years and ≤ 5 years	27,448	26,750	3.36%	2.29%	26,168	25,616	3.99%	2.89%
> 5 years and ≤10 years	54,054	52,735	3.69%	2.75%	24,710	24,320	4.19%	3.29%
> 10 years	2,078	2,059	3.44%	2.65%	20	19	5.02%	2.12%
Total	$84,699	$82,652	3.59%	2.59%	$54,504	$53,503	4.11%	3.05%

The weighted average life of our interest-only strips was 5.7 and 3.0 years as of December 31, 2012 and 2011, respectively, and the weighted average life of our principal-only strips was 6.4 and 2.6 years as of December 31, 2012 and 2011, respectively.
As of December 31, 2012 and 2011, we held pass-through agency MBS collateralized by adjustable rate mortgage loans with coupons linked to various indices. The following table details the characteristics of our agency ARM MBS portfolio by interest rate index as of December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012				December 31, 2011
ARM Characteristics	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	22	58	36	20	33	75	45	26
Weighted average margin	1.59%	1.78%	1.56%	1.84%	1.59%	1.79%	1.72%	1.83%
Weighted average annual period cap	1.11%	2.00%	1.09%	1.00%	1.08%	2.00%	1.31%	1.00%
Weighted average lifetime cap	10.61%	9.24%	8.90%	10.06%	10.59%	9.25%	9.25%	10.07%
Par value	$69	$386	$258	$124	$95	$1,967	$366	$199
Percentage of investment portfolio at par value	0.09%	0.49%	0.33%	0.16%	0.19%	3.84%	0.71%	0.38%
The following table details the number of months to the next reset for our agency MBS collateralized by ARMs as of December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012			December 31, 2011
ARM Months to Reset	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
< 1 year	$127	14%	6	$29	1%	6
≥ 1 year and < 2 years	178	20%	19	156	6%	17
≥ 2 years and < 3 years	105	12%	26	397	14%	28
≥ 3 years and < 5 years	269	30%	50	479	17%	48
≥ 5 years	212	24%	83	1,713	62%	85
Total / Weighted Average	$891	100%	43	$2,774	100%	66
As of December 31, 2012 and 2011, we did not have investments in agency debenture securities.

RESULTS OF OPERATIONS
FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011:
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
Interest Income and Asset Yield
The following table summarizes our interest income for fiscal year 2012 and 2011 (dollars in millions):

	Fiscal Year 2012		Fiscal Year 2011
	Amount	Yield	Amount	Yield
Cash interest income	$2,776	3.90%	$1,470	4.42%
Premium amortization	(667)	(1.08)%	(361)	(1.23)%
Interest income	$2,109	2.82%	$1,109	3.19%
Actual portfolio CPR	10%		9%
Projected life CPR as of period end	11%		14%
Average 30-year fixed-rate mortgage rate as of period end (1)	3.35%		3.95%
10-year U.S. Treasury rate as of period end	1.76%		1.88%

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

Interest income increased 90% to $2.1 billion for fiscal year 2012 from $1.1 billion for fiscal year 2011 due to a 115% increase in our average investment portfolio partially offset by a 37 basis point ("bps") decline in our weighted average asset yield. The increase in our average investment portfolio was a function of follow-on equity raises during fiscal years 2011 and 2012. The decline in our average asset yield is reflective of the decline in long-term interest rates of the period primarily due to the Federal Reserve's quantitative easing measures and the result of our acquiring lower yielding securities due to changes in portfolio composition, reinvestment of proceeds received from principal repayments and deployment of capital from follow-on equity raises. We believe the impact of the decline in long-term interest rates on our portfolio was partially mitigated by repositioning our portfolio into securities that our Manager believes have more favorable prepayment attributes in a historically low rate environment.

Our weighted average actual prepayment rate during the year was 10%, a slight increase over the prior year, and our projected life CPR decreased by 300 bps to a projected life CPR of 11% as of December 31, 2012 from 14% as of December 31, 2011, despite the 60 bps decline in the average 30-year fixed-rate mortgage rate from December 31, 2011 to December 31, 2012.
The following is a summary of the impact of changes from fiscal year 2012 to fiscal year 2011 in the principal elements of interest income (in millions):

Fiscal Year 2012 vs. Fiscal Year 2011
		Due to Change in Average (1)
	Increase	Volume	Yield
Interest Income	$1,000	$1,112	$(112)
____________________

1.	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Leverage
Our leverage was 6.9 times and 7.7 times our stockholders' equity as of December 31, 2012 and 2011, respectively. When adjusted for the net payables and receivables for unsettled securities, our leverage ratio was 7.0 times and 7.9 times our stockholders' equity as of December 31, 2012 and 2011, respectively.
The table below presents our quarterly average and quarter-end repurchase agreement and debt of consolidated variable interest entities ("VIEs"), or other debt, balance outstanding and leverage ratios for fiscal year 2012 and 2011 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2012	$74,649	$80,262	$75,415	0.51%	0.51%	6.7:1	6.9:1	7.0:1
September 30, 2012	$75,106	$81,227	$80,262	0.47%	0.46%	7.1:1	7.1:1	7.0:1
June 30, 2012	$67,997	$70,495	$70,494	0.40%	0.42%	7.5:1	7.7:1	7.6:1
March 31, 2012	$57,480	$69,867	$69,866	0.38%	0.37%	8.2:1	8.0:1	8.4:1
December 31, 2011	$42,184	$48,012	$47,735	0.34%	0.40%	7.6:1	7.7:1	7.9:1
September 30, 2011	$38,484	$41,638	$38,898	0.25%	0.28%	7.9:1	7.9:1	7.7:1
June 30, 2011 (4)	$28,668	$33,567	$33,567	0.25%	0.23%	7.6:1	7.0:1	7.5:1
March 31, 2011 (4)	$17,756	$22,147	$22,062	0.28%	0.28%	7.4:1	6.6:1	7.6:1

1.
Average leverage during the period was calculated by dividing the daily weighted average repurchase agreements and debt of consolidated VIEs outstanding for the period by our average month-ended stockholders’ equity for the period.

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

Our leverage included in the table above does not include the impact of TBA and forward settling agency securities positions, which have the effect of increasing or decreasing our "at risk" leverage. A net long position increases our at risk leverage, while a net short position reduces our at risk leverage. As of December 31, 2012, we had a net long TBA and forward settling agency securities position of $12.5 billion notional value and total "at risk" leverage of 8.2 times our stockholders' equity including net unsettled securities. As of December 31, 2011, we had a net short TBA and forward settling agency securities position of $103 million notional value and at risk leverage of 7.9 times including net unsettled securities.
Interest Expense and Cost of Funds

Interest expense of $512 million for fiscal year 2012 was primarily comprised of interest expense on our repurchase agreements and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps described further below. When adjusted for other periodic swap expense included in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net, our adjusted net interest expense was $764 million for fiscal year 2012.

Interest expense of $285 million for fiscal year 2011 was primarily comprised of interest expense on our repurchase agreements and periodic swap costs for the period prior to hedge de-designation. When adjusted for other periodic swap expense included in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net, our adjusted net interest expense was $320 million for fiscal year 2011.
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
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense (a non-GAAP financial measure) for fiscal year 2012 and 2011 (dollars in millions):

	Fiscal Year 2012		Fiscal Year 2011
Adjusted Net Interest Expense and Cost of Funds	Amount	% (1)	Amount	% (1)
Interest expense:
Repurchase agreement and other debt interest expense	$307	0.44%	$91	0.28%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	205	0.30%	194	0.61%
Total interest expense	512	0.74%	285	0.89%
Other periodic interest costs of interest rate swaps, net	252	0.37%	35	0.11%
Total adjusted net interest expense and cost of funds	$764	1.11%	$320	1.00%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.
The table below presents a summary of our debt and interest rate swaps outstanding for fiscal year 2012 and 2011 (dollars in millions):

	Fiscal Year
Average Debt and Interest Rate Swaps Outstanding	2012	2011
Average repurchase agreements and other debt	$68,810	$31,840
Average notional amount of interest rate swaps	$38,885	$16,448
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	57%	52%
Weighted average pay rate on interest rate swaps	1.50%	1.62%

Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of December 31, 2012, we had $2.8 billion of forward starting interest rate swaps outstanding with forward start dates through April 2013 and no interest rate swaps set to expire over the same period. As of December 31, 2011, we had $2.6 billion of forward starting interest rate swaps outstanding with forward start dates through May 2012, compared to $0.2 billion of interest rate swaps set to expire over the same time period.

The period-over-period increase in our adjusted net interest expense was largely attributable to the increase in our investment portfolio and the corresponding increase in our average repurchase agreements and other debt balances outstanding and a higher cost of funds. Our higher cost of funds was reflective of higher repurchase agreement financing ("repo") rates and a higher ratio of interest rate swaps outstanding to repurchase agreements and other debt, which was partially offset by a decrease in the weighted average pay rate on our interest rate swaps. Our higher repo cost is primarily a function of higher repo rates in the market and extending the average original days-to-maturity of our repo funding to 181 days as of December 31, 2012 from 90 days as of December 31, 2011.
The following is a summary of the impact of changes from fiscal year 2012 to fiscal year 2011 in the principal elements of our total adjusted net interest expense and cost of funds (in millions):

Fiscal Year 2012 vs. Fiscal Year 2011
		Due to Change in Average (1)
	Increase	Volume	Interest Rate
Repurchase agreement and other debt interest expense	$216	$142	$74
Periodic interest rate swap costs (2)	228	241	(13)
Total adjusted net interest expense and cost of funds	$444	$383	$61
____________________

1.	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.

2.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities in our consolidated statements of comprehensive income. Change due to interest rate reflects impact of change in the weighted average fixed pay rate, net of change in the weighted average receive rate.

Net Spread Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread income (a non-GAAP financial measure) for fiscal year 2012 and 2011 (dollars in millions).

	Fiscal Year
	2012	2011
Net interest income	$1,597	$824
Other periodic interest costs of interest rate swaps, net	252	35
Adjusted net interest income	1,345	789
Operating expenses	144	74
Net spread income	1,201	715
Dividend on preferred stock	10	—
Net spread income available to common shareholders	$1,191	$715
Weighted average number of common shares outstanding - basic and diluted	303.9	153.3
Net spread income per common share - basic and diluted	$3.92	$4.66
The period-over-period decline in net spread income per common share is primarily a function of margin compression due to lower asset yields and higher cost of funds.
Gain on Sale of Agency Securities, Net
The following table is a summary of our net gain on sale of agency MBS for fiscal year 2012 and 2011 (in millions):

	Fiscal Year
	2012	2011
Agency MBS sold, at cost	$(63,610)	$(37,579)
Proceeds from agency MBS sold (1)	64,806	38,052
Net gains on sale of agency MBS	$1,196	$473

Gross gains on sale of agency MBS	$1,209	$510
Gross losses on sale of agency MBS	(13)	(37)
Net gains on sale of agency MBS	$1,196	$473
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
Asset sales during the periods presented were primarily a function of repositioning our agency MBS portfolio towards securities with attributes our Manager believes provide a greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal year 2012 and 2011 (in millions):

	Fiscal Year
	2012	2011
Periodic interest costs of interest rate swaps, net (1)	$(252)	$(35)
Realized loss on derivative instruments and other securities, net:
Purchase of TBAs and forward settling agency securities	384	106
Sale of TBAs and forward settling agency securities	(434)	(247)
Interest rate payer swaptions	(42)	(13)
U.S. Treasury securities	(1)	34
Short sales of U.S. Treasury securities	(144)	(116)
U.S. Treasury futures sold short	(104)	1
Interest rate swap termination fees	(180)	(7)
Other	—	1
Total realized loss on derivative instruments and other securities, net	(521)	(241)
Unrealized loss on derivative instruments and other securities, net: (2)
Purchase of TBAs and forward settling agency securities	60	54
Sale of TBAs and forward settling agency securities	21	(55)
Interest-only and principal-only strips	17	(17)
Interest rate swaps	(602)	(72)
Interest rate payer swaptions	(64)	(51)
Short sales of U.S. Treasury securities	2	(17)
U.S. Treasury futures sold short	14	(13)
Unrealized loss on debt of consolidated VIEs	(28)	—
Total unrealized loss on derivative instruments and other securities, net	(580)	(171)
Total loss on derivative instruments and other securities, net	$(1,353)	$(447)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled or expired derivative instruments and other securities.
We use derivative instruments and other securities in addition to interest rate swaps to supplement our interest rate risk management strategies. Our increased use of derivative instruments and other securities during fiscal year 2012 was a function of the overall increase in our investment portfolio and continued interest rate volatility. For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our consolidated financial statements in this Annual Report on Form 10-K.

Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $113 million and $55 million during fiscal year 2012 and 2011, respectively; the year-over-year increase of which was primarily a function of our follow-on equity raises. General and administrative expenses were $31 million and $19 million during fiscal year 2012 and 2011, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expense. Our total operating expense as a percentage of our average stockholders' equity declined year-over-year to 1.52% from 1.77% due to improved operating leverage.
Dividends and Income Taxes
For fiscal year 2012 and 2011, we had estimated taxable income of $2.1 billion and $1.0 billion (or $6.87 and $6.70 per common share), respectively.
As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses and (iv) permanent differences for excise tax expense. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the fiscal year 2012 and 2011 (dollars in millions).

	Fiscal Year
	2012	2011
Net income	$1,277	$770
Book to tax differences:
Premium amortization, net	51	57
Realized loss, net	159	71
Unrealized loss, net	574	133
Other	38	(3)
Total book to tax differences	822	258
Estimated REIT taxable income	2,099	1,028
Dividend on preferred stock	10	—
Estimated REIT taxable income available to common shareholders	$2,089	$1,028
Weighted average number of common shares outstanding - basic and diluted	303.9	153.3
Estimated REIT taxable income per common share - basic and diluted	$6.87	$6.70
For fiscal year 2012 and 2011, we declared common dividends of $5.00 and $5.60 per common share, respectively. For fiscal year 2012, we declared dividends on our Series A Preferred Stock of $1.056 per preferred share, which excludes the preferred stock dividend of $0.50 per share declared on December 17, 2012 with a record date of January 1, 2013, which is treated as a fiscal year 2013 dividend for federal income tax purposes. We did not have preferred stock outstanding prior to fiscal year 2012.
As of December 31, 2012, we have distributed all of our taxable income for the 2011 tax year and we have an estimated $749 million of undistributed taxable income related to our 2012 tax year, net of our December 31, 2012 common dividend payable of $424 million. We expect to distribute our remaining fiscal year 2012 taxable income during fiscal year 2013 under the available spill-back provision so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For fiscal year 2012 and 2011, we accrued a federal excise tax of $25 million and $2 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income because our respective 2012 and 2011 calendar year distributions were less than the total of these amounts.
In addition, our TRS is subject to corporate federal and state income taxes at the combined federal and state corporate statutory tax rate of 39.5%. For fiscal years 2012 and 2011, we recorded an income tax benefit of $6 million and an income tax provision of $4 million, respectively, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.
Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for fiscal year 2012 and 2011 (in millions):

	Fiscal Year
	2012	2011
Unrealized gain on AFS securities, net:
Unrealized gain, net	$2,235	$1,512
Reversal of prior period unrealized gains, net, upon realization	(1,196)	(483)
Unrealized gain on AFS securities, net:	1,039	1,029
Unrealized gain (loss) on interest rate swaps designated as cash flow hedges:
Unrealized loss, net	—	(844)
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	205	194
Unrealized gain (loss) on interest rate swaps, net:	205	(650)
Total other comprehensive income	$1,244	$379

FISCAL YEAR 2011 COMPARED TO FISCAL YEAR 2010:
Interest Income and Asset Yield
The following table summarizes our interest income for fiscal year 2011 and 2010 (dollars in millions):

	Fiscal Year 2011		Fiscal Year 2010
	Amount	Yield	Amount	Yield
Cash interest income	$1,470	4.42%	$352	5.03%
Premium amortization	(361)	(1.23)%	(99)	(1.59)%
Interest income	$1,109	3.19%	$253	3.44%
Actual portfolio CPR	9%		19%
Projected life CPR as of period end	14%		12%
10-year U.S. Treasury rate as of period end	1.88%		3.30%
Interest income was $1.1 billion and $253 million for fiscal year 2011 and 2010, respectively. The increase in interest income was due to an increase in our average investment portfolio, partially offset by a decline in our average asset yield.
Our average asset yield declined 25 bps to 3.19% from 3.44% for fiscal year 2011 and 2010, respectively. The decline in our average asset yield was reflective of the decline in long-term interest rates, higher projected prepayments and the result of acquiring lower yielding securities due to changes in portfolio composition, reinvestment of proceeds received from principal repayments and deployment of capital from follow-on equity raises.
Our projected CPR estimate increased to 14% as of December 31, 2011 from 12% as of December 31, 2010. The actual CPR realized for individual securities in our investment portfolio was 9% and 19% for fiscal year 2011 and 2010, respectively.
Interest income was net of premium amortization of $361 million and $99 million for fiscal year 2011 and 2010, respectively. The net unamortized premium balance of our investment portfolio, including interest-only and principal-only strips, was $2.4 billion and $0.6 billion as of December 31, 2011 and 2010, respectively.

The following is a summary of the impact of changes from fiscal year 2011 to fiscal year 2010 in the principal elements of our interest income (in millions):

Fiscal Year 2011 vs. Fiscal Year 2010
		Due to Change in Average (1)
	Increase	Volume	Yield
Interest Income	$856	$873	$(17)
____________________

1.	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Leverage
Our leverage was 7.7 and 7.5 times our stockholders' equity as of December 31, 2011 and 2010, respectively. When adjusted for the net payables and receivables for unsettled securities, our leverage ratio was 7.9 and 7.8 times our stockholders' equity as of December 31, 2011 and 2010, respectively.
The table below presents our quarterly average and quarter-end repurchase agreement and other debt outstanding and leverage ratios for fiscal year 2011 and 2010 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2011	$42,184	$48,012	$47,735	0.34%	0.40%	7.6:1	7.7:1	7.9:1
September 30, 2011	$38,484	$41,638	$38,898	0.25%	0.28%	7.9:1	7.9:1	7.7:1
June 30, 2011(4)(5)	$28,668	$33,567	$33,567	0.25%	0.23%	7.6:1	7.0:1	7.5:1
March 31, 2011(4)(5)	$17,756	$22,147	$22,062	0.28%	0.28%	7.4:1	6.6:1	7.6:1
December 31, 2010(5)	$10,814	$12,341	$11,753	0.29%	0.31%	8.4:1	7.5:1	7.8:1
September 30, 2010	$7,242	$8,050	$8,050	0.28%	0.28%	8.5:1	8.8:1	9.8:1
June 30, 2010	$5,548	$6,634	$6,634	0.26%	0.28%	7.9:1	8.4:1	8.2:1
March 31, 2010	$3,788	$4,651	$4,651	0.22%	0.21%	6.5:1	7.6:1	7.9:1

1.
Average leverage during the period was calculated by dividing the daily weighted average repurchase agreements and debt of consolidated VIEs outstanding for the period by our average month-ended stockholders’ equity for the period.

2.	Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements and debt of consolidated VIEs by our stockholders’ equity at period end.

3.
Leverage as of period end, net of unsettled trades was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net liabilities and receivables for unsettled agency securities, and debt of consolidated VIEs by our total stockholders’ equity at period end.

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

Interest Expense and Cost of Funds

Interest expense of $285 million for fiscal year 2011 was primarily comprised of interest expense on our repurchase agreements and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps (refer in Note 2 of our consolidated financial statements in this Annual Report on Form 10-K for further discussion regarding our discontinuance of hedge accounting). When adjusted for other periodic swap expense included in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net, our adjusted net interest expense was $320 million for fiscal year 2011.

Interest expense of $76 million for fiscal year 2010 was primarily comprised of interest expense on our repurchase agreements and periodic swap costs.

The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense (a non-GAAP financial measure) for fiscal years 2011 and 2010 (dollars in millions).

	Fiscal Year 2011		Fiscal Year 2010
Adjusted Net Interest Expense and Cost of Funds	Amount	% (1)	Amount	% (1)
Interest expense:
Repurchase agreement and other debt interest expense	$91	0.28%	$19	0.27%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	194	0.61%	51	0.74%
Amortization of termination fees on interest rate swaps designated as hedges under GAAP	—	—%	6	0.09%
Total interest expense	285	0.89%	76	1.11%
Other periodic interest costs of interest rate swaps, net	35	0.11%	—	—%
Total adjusted net interest expense and cost of funds	$320	1.00%	$76	1.11%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period.
The table below presents a summary of our debt and interest rate swaps outstanding for fiscal year 2011 and 2010 (dollars in millions).

	Fiscal Year
Average Debt and Interest Rate Swaps Outstanding	2011	2010
Average repurchase agreements and other debt	$31,840	$6,865
Average notional amount of interest rate swaps	$16,448	$3,059
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	52%	45%
Weighted average pay rate on interest rate swaps	1.62%	1.93%

Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. As of December 31, 2011, we had $2.6 billion of forward starting interest rate swaps outstanding with forward start dates through May 2012, compared to $0.2 billion of interest rate swaps set to expire over the same time period. As of December 31, 2010, we had $1.7 billion of forward starting interest rate swaps outstanding with forward start dates through June 2011, compared to $0.3 billion of interest rate swaps set to expire over the same time period.
The period-over-period increase in our adjusted net interest expense was largely attributable to the increase in our investment portfolio and the corresponding increase in our average repurchase agreements and other debt balances outstanding partially offset by a lower cost of funds. Our lower cost of funds was reflective of a decrease in the weighted average pay rate on our interest rate swaps, which was partially offset by a higher ratio of interest rate swaps outstanding to repurchase agreements and other debt.
The following is a summary of the impact of changes from fiscal year 2011 to fiscal year 2010 in the principal elements of our total adjusted net interest expense and cost of funds (in millions):

Fiscal Year 2011 vs. Fiscal Year 2010
		Due to Change in Average (1)
	Increase	Volume	Interest Rate
Repurchase agreement and other debt interest expense	$72	$71	$1
Periodic interest rate swap costs (2)	172	179	(7)
Total adjusted net interest expense and cost of funds	$244	$250	$(6)
____________________

1.	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.

2.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities in our consolidated statements of comprehensive income. Change due to interest rate reflects impact of change in the weighted average fixed pay rate, net of change in the weighted average receive rate.

Net Spread Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread income (a non-GAAP financial measure) for fiscal years 2011 and 2010 (dollars in millions):

	Fiscal Year
	2011	2010
Net interest income	$824	$177
Other periodic interest costs of interest rate swaps, net	35	—
Adjusted net interest income	789	177
Operating expenses	74	19
Net spread income available to common shareholders	715	158
Weighted average number of common shares outstanding - basic and diluted	153.3	36.5
Net spread income per common share - basic and diluted	$4.66	$4.33
The period-over-period increase in net spread income per common share is primarily a function of increased operating efficiency, partially offset by lower average net interest rate spreads and average leverage.
Gain on Sale of Agency Securities, Net
The following table is a summary of our net gain on sale of agency MBS for fiscal years 2011 and 2010 (in millions):

	Fiscal Year
	2011	2010
Agency MBS sold, at cost	$(37,579)	$(12,182)
Proceeds from agency MBS sold (1)	38,052	12,274
Net gains on sale of agency MBS	$473	$92

Gross gains on sale of agency MBS	$510	$126
Gross losses on sale of agency MBS	(37)	(34)
Net gains on sale of agency MBS	$473	$92
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
Asset sales during the periods presented were primarily a function of repositioning our agency MBS portfolio towards securities with attributes our Manager believed provided a greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2011 and 2010 (in millions):

	Fiscal Year
	2011	2010
Periodic interest costs of interest rate swaps, net (1)	$(35)	$—
Realized (loss) gain on derivative instruments and other securities, net:
Purchase of TBAs and forward settling agency securities	106	15
Sale of TBAs and forward settling agency securities	(247)	2
Interest rate payer swaptions	(13)	7
U.S. Treasury securities	34	(5)
Short sales of U.S. Treasury securities	(116)	(1)
U.S. Treasury futures	1	—
Termination fees on interest rate swaps not designated as hedges	(7)	—
Other	1	(2)
Total realized (loss) gain on derivative instruments and other securities, net	(241)	16
Unrealized (loss) gain on derivative instruments and other securities, net: (2)
Purchase of TBAs and forward settling agency securities	54	4
Sale of TBAs and forward settling agency securities	(55)	9
Interest-only and principal-only strips	(17)	(1)
Interest rate swaps not designated as hedges (3)	(72)	(1)
Interest rate payer swaptions	(51)	12
Short sales of U.S. Treasury securities	(17)	(1)
U.S. Treasury futures	(13)	—
Total unrealized (loss) gain on derivative instruments and other securities, net	(171)	22
Total (loss) gain on derivative instruments and other securities, net	$(447)	$38
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled or expired derivative instruments and other securities.

3.	Amount excludes $650 million and $24 million of net unrealized losses on interest rate swaps recorded in other comprehensive income (loss) for fiscal year 2011 and 2010, respectively.
We use derivative instruments and other securities in addition to interest rate swaps to supplement our interest rate risk management strategies. We increased our use of derivative instruments and other securities during fiscal year 2011 due to the overall increase in our investment portfolio and continued interest rate volatility. For further details regarding our use of derivative instruments and related activity, refer to Notes 2 and 5 of our consolidated financial statements in this Annual Report on Form 10-K.
Management Fees and General and Administrative Expenses
We incurred management fees of $55 million and $11 million during fiscal year 2011 and 2010, respectively, the increase of which was primarily a function of our follow-on equity raises. General and administrative expenses were $19 million and $8 million during fiscal year 2011 and 2010, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, allocation of overhead expenses from our Manager, accounting fees, legal fees, Board of Director fees and insurance expenses. Our total expenses as a percentage of our average stockholders' equity declined year-over-year to 1.77% from 2.19% for fiscal year 2011 and 2010, respectively, due to improved operating leverage.
Dividends and Income Taxes
For fiscal year 2011 and 2010, we had taxable income of $1.0 billion and $247 million (or $6.70 and $6.76 per common share), respectively. The following is a reconciliation of our GAAP net income to our taxable income for fiscal year 2011 and 2010 (dollars in millions).

	Fiscal Year
	2011	2010
Net income	$770	$288
Book to tax differences:
Premium amortization, net	57	(7)
Realized loss, net	71	3
Unrealized loss (gain), net	133	(38)
Other	(3)	1
Total book to tax differences	258	(41)
REIT taxable income available to common shareholders	1,028	247
Weighted average number of common shares outstanding - basic and diluted	153.3	36.5
REIT taxable income per common share - basic and diluted	$6.70	$6.76
For fiscal year 2011 and 2010, we declared common dividends of $5.60 per common share.
We distributed all of our 2011 and 2010 REIT taxable income in a timely manner so that we were not subject to any federal or state income tax for those fiscal years. However, as a REIT, we were still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For fiscal year 2011 and 2010, we accrued federal excise tax of $2 million and $0.5 million, respectively.
Further, our TRS is subject to corporate federal and state income taxes. For fiscal year 2011, we recognized an income tax provision of $4 million attributable to our TRS, which is included in our income tax provision, net on the accompanying consolidated statements of comprehensive income. For fiscal year 2010, we did not accrue an income tax provision or benefit attributable to our TRS.
Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for fiscal year 2011 and 2010 (in millions):

	Fiscal Year
	2011	2010
Unrealized gain on AFS securities, net:
Unrealized gain, net	$1,512	$29
Reversal of prior period unrealized gains, net, upon realization	(483)	(93)
Unrealized gain (loss) on AFS securities, net:	1,029	(64)
Unrealized loss on interest rate swaps designated as cash flow hedges:
Unrealized loss, net	(844)	(75)
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	194	51
Unrealized loss on interest rate swaps, net:	(650)	(24)
Total other comprehensive income (loss)	$379	$(88)

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
Common Stock Repurchase
In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During fiscal year 2012, we made open market purchases of 2.7 million shares of our common stock at an average net repurchase price of $29.00 per share, or $77 million.
Preferred Stock Offering
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of December 31, 2012, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with our Series A Preferred Stock or designate additional shares of Series A Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.21 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.00% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2012, we had declared all required quarterly dividends on the Series A Preferred Stock.
Follow-on Common Stock Offerings
During fiscal years 2012, 2011 and 2010, we completed follow-on public offerings of shares of our common stock summarized in the table below (in millions, except per share amounts):

Public Offering	Price Received Per Share (1)	Shares	Net Proceeds (2)
Fiscal Year 2012
March 2012	$29.00	71.2	$2,063
July 2012	$33.70	36.8	1,240
Total fiscal year 2012		108.0	$3,303

Fiscal Year 2011
January 2011	$28.00	26.9	$719
March 2011	$27.72	32.2	892
June 2011	$27.56	49.7	1,369
November 2011	$27.36	40.5	1,108
Total fiscal year 2011		149.3	$4,088

Fiscal Year 2010
May 2010	$25.75	6.9	$169
October 2010	$26.00	13.2	328
December 2010	$27.44	8.3	227
Total fiscal year 2010		28.4	$724
   ________________________

1.	Price received per share is gross of underwriters’ discount, if applicable.

2.	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.
At-the-Market Offering Program
We have sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. The table below summarizes sales our common stock under such sales agreements during fiscal years 2012, 2011 and 2010 (in millions, except per share amounts):

At-the-Market Offering	Price Received Per Share	Shares	Net Proceeds
Fiscal year 2012	$31.41	9.5	$298
Fiscal year 2011	$29.25	9.4	$273
Fiscal year 2010	$29.13	4.4	$127
As of December 31, 2012, 16.7 million shares remain available for issuance under our sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the fiscal years 2011 and 2010, we issued 0.5 million and 7.7 million shares under the plan for net cash proceeds of $15 million and $204 million, respectively. During fiscal year 2012, there were no shares issued under the plan. As of December 31, 2012, 4.7 million shares remain available for issuance under the plan.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage ratio was 7.0 times the amount of our stockholders’ equity as of December 31, 2012, including our total borrowings and net payables/receivables for agency securities not yet settled. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin and was 0.51% as of December 31, 2012.

Following our election to discontinue accounting for our interest rate swaps as cash flow hedges under GAAP as of September 30, 2011, we extended the terms of our repurchase agreements to reduce the "roll risk" associated with maturing repurchase agreements. As of December 31, 2012, our repurchase agreements had a weighted average original days-to-maturity of 181 days and had a remaining weighted average days-to-maturity of 118 days.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2012, we had master repurchase agreements with 32 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of December 31, 2012, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 16% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2012. For further details regarding our borrowings under repurchase agreements and other debt as of December 31, 2012, please refer to Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.

	As of December 31, 2012
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	17	58%
Europe	10	28%
Asia	5	14%
	32	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout fiscal year 2012, haircuts on our pledged collateral remained stable and as of December 31, 2012, our weighted average haircut was less than 5% of the value of our collateral.
Under our repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations for the agency MBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the agency MBS securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making such valuation determinations. Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of December 31, 2012, we have met all of our margin requirements and we had unrestricted cash and cash equivalents of $2.4 billion and unpledged agency securities of $3.7 billion available to settle our net payable for agency securities, meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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

To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we maintain an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed-rate assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA securities, U.S. Treasury securities, futures and other instruments. Please refer to Notes 2 and 5 to our consolidated financial statements in this Annual Report on Form 10-K for further details regarding our use of derivative instruments.
Our derivative agreements typically require that we pledge/receive collateral on such agreements to/from our counterparties in a similar manner as we are required to under our repurchase agreements. However, our swaption agreements do not require our counterparties to post collateral to us in the event that such agreements increase in value. Our counterparties typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day.
TBA Dollar Roll Transactions
We may also enter into TBA dollar roll transactions as a means of investing in and financing agency securities. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Form 10-K. Inclusive of our net TBA position as of December 31, 2012, our total "at risk" leverage, net of unsettled securities, was 8.2x our stockholders' equity.

Under certain market conditions it may be uneconomical for us to enter into or to roll our TBA contracts and we may need to settle our obligations for cash and take delivery of the underlying securities. Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our collateral pledged declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations and satisfying margin requirements could negatively impact our liquidity position, but since we do not use TBA dollar roll transactions as our primary source of financing we believe that we will have adequate sources of liquidity to meet such obligations.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of December 31, 2012, approximately 94% of our fixed-rate agency MBS portfolio (or approximately 92% of our total agency MBS portfolio) was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of December 31, 2012, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2012, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
Aggregate Contractual Obligations
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements (in millions):

	Fiscal Year
	2013	2014	2015	2016	2017	Total
Repurchase agreements	$69,656	$1,917	$2,803	$—	$102	$74,478
Interest expense on repurchase agreements (1)	102	30	18	1	1	152
Total	$69,758	$1,947	$2,821	$1	$103	$74,630
________________________

1.	Interest expense on repurchase agreements is calculated based on the weighted average interest rates as of December 31, 2012.

FORWARD-LOOKING STATEMENTS
All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in prepayment rates of the mortgage loans underlying our agency securities; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) further actions by the U.S. government to stabilize the economy; (vii) changes in our business or investment strategy; (viii) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (ix) our ability to meet the requirements of a REIT (including income and asset requirements); and (x) our ability to remain exempt from registration under the Investment Company Act of 1940. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption “Risk Factors” described in this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

Item 7A. Quantitative and Qualitative Disclosures About Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk and counterparty credit risk.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.
Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the general level of interest rates can also affect our periodic settlements of interest rate swaps and the value of our interest rate swaps, which impact our net income. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the agency securities that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.
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

We estimate the duration and convexity of our portfolio using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our Manager's judgment. These adjustments are intended to, in our Manager's opinion, better reflect the unique characteristics and market trading conventions associated with certain types of securities. These adjustments generally result in shorter durations than what the unadjusted third-party model would otherwise produce. Without these adjustments, in rising rate scenarios, the longer unadjusted durations may underestimate price projections on certain securities with slower prepayment characteristics, such as HARP and lower loan balance securities, to a level below those of generic or TBA securities. However, in our Manager's judgment, because these securities are typically deliverable into TBA contracts, the price of these securities is unlikely to drop below the TBA price in rising rate scenarios. The accuracy of the estimated duration of our portfolio and projected agency security prices depends on our Manager's assumptions and judgments. Our Manager may discontinue making these duration adjustments in the future or may choose to make different adjustments. Other models could produce materially different results.
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve and includes the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of December 31, 2012. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our analysis, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
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

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2) (3)	Net Asset Value (2) (4)
+100 Basis Points	-10.3%	-1.11%	-9.11%
+50 Basis Points	-3.5%	-0.25%	-2.04%
-50 Basis Points	2.1%	-0.67%	-5.48%
-100 Basis Points	-16.6%	-1.83%	-15.06%
________________

1.
Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of December 31, 2012. Includes the effect of periodic interest costs on our interest rate swaps that are not designated as hedges under U.S. GAAP, but excludes costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions. Base case scenario assumes a forecasted CPR of 11% as of December 31, 2012. Rate shock scenarios assume a forecasted CPR of 7%, 8%, 15% and 20% for the +100 basis points, +50 basis points, - 50 basis points and -100 basis points scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

2.	Includes the effect of derivatives and other securities used for economic hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of December 31, 2012.

4.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of December 31, 2012.
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
Spread Risk
Our available-for-sale securities are reflected at their estimated fair value with unrealized gains and losses excluded from earnings and reported in OCI. As of December 31, 2012, the fair value of these securities was $85.2 billion. When the market spread between the yield on our agency securities and U.S. Treasury securities or swap rates widens, the value of our agency securities and/or our net book value could decline, creating what we refer to as spread risk. The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets such as liquidity or changes in required rates of return on different assets.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of December 31, 2012, we had unrestricted cash and cash equivalents of $2.4 billion and unpledged agency securities of $3.7 billion available to settle our net payable for agency securities, meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our agency securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
In addition, we may utilize TBA dollar roll transactions as a means of investing in and financing agency mortgage-backed securities. Under certain economic conditions it may be uneconomical to roll our TBA dollar roll transactions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position, result in defaults or force us to sell assets under adverse conditions.
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
Counterparty Credit Risk

We are exposed to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to our repurchase agreements and derivative contracts fail to perform their obligations under such agreements. The amount of assets we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such assets as well as the value of our derivative contracts. In the event of a default by a counterparty we may not receive payments provided for under the terms of our agreements and may have difficulty obtaining our assets pledged as collateral under such agreements. Our credit risk related to certain derivative transactions is largely mitigated through a daily mark-to-

market of collateral pledged and we limit our counterparties to major financial institutions with acceptable credit ratings. However, there is no guarantee our efforts to manage counterparty credit risk will be successful and we could suffer significant losses if unsuccessful.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2012 and 2011 and for the years ended December 31, 2012, 2011 and 2010. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2012, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in Internal Control-Integrated Framework. Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2012. The effectiveness of our internal control over financial reporting as of December 31, 2012 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited American Capital Agency Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the COSO criteria). American Capital Agency Corp.'s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management's Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company's internal control over financial reporting based on our audit.

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

In our opinion, American Capital Agency Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2012, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Agency Corp. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012 of American Capital Agency Corp., and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2013

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited the accompanying consolidated balance sheets of American Capital Agency Corp. as of December 31, 2012 and 2011, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2012. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Agency Corp. at December 31, 2012 and 2011, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2012, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Agency Corp.'s internal control over financial reporting as of December 31, 2012, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission and our report dated February 27, 2013 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2013

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2012	2011
Assets:
Agency securities, at fair value (including pledged securities of $79,966 and $50,667, respectively)	$83,710	$54,625
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,535	58
U.S. Treasury securities, at fair value (pledged security)	—	101
Cash and cash equivalents	2,430	1,367
Restricted cash and cash equivalents	399	336
Derivative assets, at fair value	301	82
Receivable for securities sold (including pledged securities of $0 and $319, respectively)	—	443
Receivable under reverse repurchase agreements	11,818	763
Other assets	260	197
Total assets	$100,453	$57,972
Liabilities:
Repurchase agreements	$74,478	$47,681
Debt of consolidated variable interest entities, at fair value	937	54
Payable for securities purchased	556	1,919
Derivative liabilities, at fair value	1,264	853
Dividends payable	427	314
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	11,763	899
Accounts payable and other accrued liabilities	132	40
Total liabilities	89,557	51,760
Stockholders’ equity:
8.000% Series A Cumulative Redeemable Preferred Stock; $0.01 par value; 6.9 and 0 shares issued and outstanding, respectively; liquidation preference of $25 per share ($173 and $0, respectively)	167	—
Common stock, $0.01 par value; 600.0 and 300.0 shares authorized; 338.9 and 224.2 shares issued and outstanding, respectively	3	2
Additional paid-in capital	9,460	5,937
Retained deficit	(289)	(38)
Accumulated other comprehensive income	1,555	311
Total stockholders’ equity	10,896	6,212
Total liabilities and stockholders’ equity	$100,453	$57,972

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2012	2011	2010
Interest income:
Interest income	$2,109	$1,109	$253
Interest expense	512	285	76
Net interest income	1,597	824	177
Other (loss) income, net:
Gain on sale of agency securities, net	1,196	473	92
(Loss) gain on derivative instruments and other securities, net	(1,353)	(447)	38
Total other (loss) income, net	(157)	26	130
Expenses:
Management fees	113	55	11
General and administrative expenses	31	19	8
Total expenses	144	74	19
Income before income tax	1,296	776	288
Provision for income taxes, net	19	6	—
Net income	1,277	770	288
Dividend on preferred stock	10	—	—
Net income available to common shareholders	$1,267	$770	$288

Net income	$1,277	$770	$288
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,039	1,029	(64)
Unrealized gain (loss) on derivative instruments, net	205	(650)	(24)
Other comprehensive income (loss)	1,244	379	(88)
Comprehensive income	2,521	1,149	200
Dividend on preferred stock	10	—	—
Comprehensive income available to common shareholders	$2,511	$1,149	$200

Weighted average number of common shares outstanding - basic and diluted	303.9	153.3	36.5
Net income per common share - basic and diluted	$4.17	$5.02	$7.89
Comprehensive income per common share - basic and diluted	$8.26	$7.50	$5.49
Dividends declared per common share	$5.00	$5.60	$5.60
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2009	—	$—	24.3	$—	$507	$20	$20	$547
Net income	—	—	—	—	—	288	—	288
Other comprehensive loss:
Unrealized loss on available- for-sale securities, net	—	—	—	—	—	—	(64)	(64)
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(24)	(24)
Issuance of common stock	—	—	40.6	1	1,055	—	—	1,056
Common dividends declared	—	—	—	—	—	(230)	—	(230)
Balance, December 31, 2010	—	—	64.9	1	1,562	78	(68)	1,573
Net income	—	—	—	—	—	770	—	770
Other comprehensive income (loss):
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	1,029	1,029
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(650)	(650)
Issuance of common stock	—	—	159.3	1	4,375	—	—	4,376
Common dividends declared	—	—	—	—	—	(886)	—	(886)
Balance, December 31, 2011	—	—	224.2	2	5,937	(38)	311	6,212
Net income	—	—	—	—	—	1,277	—	1,277
Other comprehensive income:
Unrealized gain on available- for-sale securities, net	—	—	—	—	—	—	1,039	1,039
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	205	205
Issuance of preferred stock	6.9	167	—	—	—	—	—	167
Issuance of common stock	—	—	117.4	1	3,600	—	—	3,601
Repurchase of common stock	—	—	(2.7)	—	(77)	—	—	(77)
Preferred dividends declared	—	—	—	—	—	(10)	—	(10)
Common dividends declared	—	—	—	—	—	(1,518)	—	(1,518)
Balance, December 31, 2012	6.9	$167	338.9	$3	$9,460	$(289)	$1,555	$10,896
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2012	2011	2010
Operating activities:
Net income	$1,277	$770	$288
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	667	361	99
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	205	54	—
Gain on sale of agency securities, net	(1,196)	(473)	(92)
Loss (gain) on derivative instruments and other securities, net	1,353	447	(38)
Increase in other assets	(76)	(121)	(28)
Increase in accounts payable and other accrued liabilities	86	32	4
Accretion of discounts on debt of consolidated variable interest entities	5	—	—
Net cash provided by operating activities	2,321	1,070	233
Investing activities:
Purchases of agency securities	(104,703)	(81,484)	(22,645)
Proceeds from sale of agency securities	65,249	37,868	12,062
Principal collections on agency securities	9,576	4,633	1,581
Purchases of U.S. Treasury securities	(2,444)	(5,163)	(1,305)
Proceeds from sale of U.S. Treasury securities	2,545	5,096	1,300
Proceeds from short sales of U.S. Treasury securities	36,467	17,301	—
Purchases of U.S. Treasury securities to cover short sales	(25,752)	(16,781)	—
Proceeds from reverse repurchase agreements	91,741	37,349	—
Payments made on reverse repurchase agreements	(102,796)	(37,865)	(248)
Net (payments) receipts on other derivative instruments not designated as qualifying hedges	(1,001)	(266)	256
Increase in restricted cash	(63)	(260)	(57)
Net cash used in investing activities	(31,181)	(39,572)	(9,056)
Financing activities:
Proceeds from repurchase arrangements	404,853	339,046	83,819
Payments made on repurchase agreements	(378,056)	(303,044)	(75,981)
Proceeds from debt of consolidated variable interest entities	1,000	—	81
Repayments on debt of consolidated variable interest entities	(150)	(19)	(8)
Net proceeds from preferred stock issuances	167	—	—
Net proceeds from common stock issuances	3,601	4,377	1,055
Payments made on common stock repurchases	(77)	—	—
Cash dividends paid	(1,415)	(664)	(173)
Net cash provided by financing activities	29,923	39,696	8,793
Net change in cash and cash equivalents	1,063	1,194	(30)
Cash and cash equivalents at beginning of period	1,367	173	203
Cash and cash equivalents at end of period	$2,430	$1,367	$173

Supplemental disclosure to cash flow information:
Interest Paid	$409	$249	$66
Taxes Paid	$10	$—	$—
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
We operate so as to qualify to be taxed as a real estate investment trust (“REIT”) under the Internal Revenue Code of 1986, as amended (the “Internal Revenue Code”). Therefore, substantially all of our assets, other than our taxable REIT subsidiary ("TRS"), consist of qualified real estate assets (as defined under the Internal Revenue Code). As a REIT, we are required to distribute annually 90% of our taxable net income. As long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
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
Accumulated Other Comprehensive Income (Loss)
Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income ("ASC 220") divides comprehensive income into net income and other comprehensive income (loss) ("OCI"), which includes unrealized gains and losses on securities classified as available-for-sale and unrealized gains and losses on derivative financial instruments that are designated and qualify for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging ("ASC 815"). See Derivatives and Hedging Instruments below and Note 5 regarding our discontinuation of cash flow hedge accounting for interest rate swaps during fiscal year 2011.
Cash and Cash Equivalents
Cash and cash equivalents consist of unrestricted demand deposits and highly liquid investments with original maturities of three months or less. Cash and cash equivalents are carried at cost, which approximates fair value.
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash pledged as collateral for clearing and executing trades, repurchase agreements, interest rate swaps and other derivative instruments. Restricted cash and cash equivalents are carried at cost, which approximates fair value.
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our investment securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our investment securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated OCI, a separate component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
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
We estimate the fair value of our investment securities based on a market approach using Level 2 inputs from third-party pricing services and non-binding dealer quotes. The third-party pricing services use pricing models that incorporate such factors as coupons, primary and secondary mortgage rates, prepayment speeds, spread to the Treasury and interest rate swap curves, convexity, duration, periodic and life caps and credit enhancements. The dealer quotes incorporate common market pricing methods, including a spread measurement to the Treasury or interest rate swap curve as well as underlying characteristics of the particular security including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Refer to Note 6 for further discussion of fair value measurements.
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
We did not recognize any OTTI charges on our investment securities for fiscal years 2012, 2011 and 2010.
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
We estimate long-term prepayment speeds of our agency securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors.

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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing ("ASC 860"), we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest, as specified in the respective transactions. Our repurchase agreements have maturities of generally less than one year, but may extend up to five years or more. Interest rates under our repurchase agreements generally correspond to one, three or six month LIBOR plus or minus a fixed spread. The fair value of our repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
Manager Compensation
Our management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 7 for the terms of our management agreement and the administrative services agreement between American Capital and our Manager.
Derivative Instruments
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
We may also enter into TBA contracts as a means of investing in and financing agency securities. Pursuant to TBA contracts, we agree to purchase, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date. This transaction is commonly referred to as a “dollar roll.” The agency securities purchased for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the “price drop.” The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, forward purchases of agency securities and dollar roll transactions represent a form of off-balance sheet financing.
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
Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. In our consolidated statements of cash flows, cash receipts and payments related to derivative instruments are classified according to the underlying nature or purpose of the derivative transaction, generally in the operating section for derivatives designated in hedging relationships and the investing section for derivatives not designated in hedging relationships.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swap") with terms up to 10 years, which has the effect of modifying the repricing characteristics of our repurchase agreements and cash flows on such liabilities.
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
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We enter into TBA contracts as means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring agency securities and we may from time to time utilize TBA dollar roll transactions to finance agency MBS purchases.
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
We report debt issued in connection with the CMO trusts on our consolidated balance sheets in debt of consolidated VIEs, at fair value, which represents tranches within the trusts sold to third-parties and excludes tranches acquired by us that eliminate in consolidation. The third-party beneficial interest holders in the VIEs have no recourse against our general credit. We elected the option to account for the consolidated debt at fair value, with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated assets and consolidated debt are presented in a consistent manner on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on a market approach using Level 2 inputs from third-party pricing services and dealer quotes.
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
Recent Accounting Pronouncements
In December 2011, the FASB issued ASU No. 2011-11, Balance Sheet (Topic 210): Disclosures about Offsetting Assets and Liabilities (“ASU 2011-11”). The update requires new disclosures about balance sheet offsetting and related arrangements. For derivatives and financial assets and liabilities, the amendments require disclosure of gross asset and liability amounts, amounts offset on the balance sheet, and amounts subject to the offsetting requirements but not offset on the balance sheet. Additionally, in January 2013, the FASB issued ASU No. 2013-01, Clarifying the Scope of Disclosures about Offsetting Assets and Liabilities (“ASU 2013-01”), which clarifies that the scope of ASU 2011-11 applies to derivatives accounted for in accordance with ASC Topic 815, Derivatives and Hedging, including bifurcated embedded derivatives, repurchase agreements and reverse repurchase agreements, and securities borrowing and securities lending transactions that are either offset or subject to an enforceable master netting arrangement or similar agreement.  The guidance is effective January 1, 2013 and is to be applied retrospectively. This guidance does not amend the existing guidance on when it is appropriate to offset. As a result, we do not expect this guidance to have a material effect on our financial statements.

In February 2013, the FASB issued ASU No. 2013-02, Reporting of Amounts Reclassified out of Accumulated Other Comprehensive Income (“ASU 2013-02”), an amendment to FASB ASC Topic 220, Comprehensive Income. The update requires disclosure of amounts reclassified out of accumulated other comprehensive income by component. In addition, an entity is required to present either on the face of the statement of operations or in the notes, significant amounts reclassified out of accumulated other comprehensive income by the respective line items of net income but only if the amount reclassified is required to be reclassified to net income in its entirety in the same reporting period. For amounts not reclassified in their entirety to net income, an entity is required to cross-reference to other disclosures that provide additional detail about those amounts. For public entities, the guidance is effective prospectively for reporting periods beginning after December 15, 2012. We are currently evaluating the impact on our consolidated financial statements of adopting ASU 2013-02.
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 3. Investment Securities

As of December 31, 2012, we had agency MBS at fair value of $85.2 billion, with a total cost basis of $83.2 billion. The net unamortized premium balance on our investment portfolio as of December 31, 2012 was $4.4 billion, including interest-only and principal-only strips. The following tables summarize our investments in agency MBS as of December 31, 2012 (dollars in millions):

	December 31, 2012
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$58,912	$19,336	$238	$78,486
Unamortized premium	3,208	948	10	4,166
Amortized cost	62,120	20,284	248	82,652
Gross unrealized gains	1,585	481	6	2,072
Gross unrealized losses	(18)	(7)	—	(25)
Total available-for-sale agency MBS, at fair value	63,687	20,758	254	84,699
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost (1)	486	55	—	541
Gross unrealized gains	26	1	—	27
Gross unrealized losses	(9)	(13)	—	(22)
Total agency MBS remeasured at fair value through earnings	503	43	—	546
Total agency MBS, at fair value	$64,190	$20,801	$254	$85,245
Weighted average coupon as of December 31, 2012 (2)	3.70%	3.67%	3.77%	3.69%
Weighted average yield as of December 31, 2012 (3)	2.62%	2.61%	1.60%	2.61%
Weighted average yield for the year ended December 31, 2012 (3)	2.83%	2.83%	1.63%	2.82%
 ________________________

1.
The underlying unamortized principal balance (“UPB” or “par value”) of our interest-only agency MBS strips was $1.7 billion and the weighted average contractual interest we are entitled to receive was 5.78% of this amount as of December 31, 2012. The par value of our principal-only agency MBS strips was $302 million as of December 31, 2012.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of December 31, 2012.

3.
Incorporates a weighted average future constant prepayment rate assumption of 11% based on forward rates as of December 31, 2012 and a weighted average reset rate for adjustable rate securities of 2.64%, which is equal to a weighted average underlying index rate of 0.93% based on the current spot rate in effect as of the date we acquired the securities and a weighted average margin of 1.71%.

	December 31, 2012
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$81,617	$2,043	$(25)	$83,635
Adjustable-Rate	865	26	—	891
CMO	170	3	—	173
Interest-only and principal-only strips	541	27	(22)	546
Total agency MBS	$83,193	$2,099	$(47)	$85,245

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

As of December 31, 2012 and 2011, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of December 31, 2012 and 2011, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency MBS portfolio was 11% and 14%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of December 31, 2012 and 2011 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2012				December 31, 2011
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$—	$—	—%	—%	$214	$210	4.61%	3.51%
> 1 year and ≤ 3 years	1,119	1,108	4.18%	2.14%	3,392	3,338	4.38%	2.54%
> 3 years and ≤ 5 years	27,448	26,750	3.36%	2.29%	26,168	25,616	3.99%	2.89%
> 5 years and ≤10 years	54,054	52,735	3.69%	2.75%	24,710	24,320	4.19%	3.29%
> 10 years	2,078	2,059	3.44%	2.65%	20	19	5.02%	2.12%
Total	$84,699	$82,652	3.59%	2.59%	$54,504	$53,503	4.11%	3.05%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 5.7 and 3.0 years as of December 31, 2012 and 2011, respectively. The weighted average life of our principal-only strips was 6.4 and 2.6 years as of December 31, 2012 and 2011, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders equity, for our available-for-sale securities for fiscal years 2012, 2011 and 2010 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Prior Period Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Fiscal year 2012	$1,002	2,235	(1,196)	$2,041
Fiscal year 2011	$(28)	1,513	(483)	$1,002
Fiscal year 2010	$36	29	(93)	$(28)

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2012 and 2011 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2012	$8,430	$(25)	$—	$—	$8,430	$(25)
December 31, 2011	$1,135	$(6)	$—	$—	$1,135	$(6)

As of December 31, 2012, we did not intend to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees, but are rather due to changes in interest rates and prepayment expectations.
Gains and Losses
The following table is a summary of our net gain from the sale of agency MBS for fiscal years 2012, 2011 and 2010 (in millions):

	Fiscal Year
Agency MBS	2012	2011	2010
Agency MBS sold, at cost	$(63,610)	$(37,579)	$(12,182)
Proceeds from agency MBS sold (1)	64,806	38,052	12,274
Net gains on sale of agency MBS	$1,196	$473	$92

Gross gains on sale of agency MBS	$1,209	$510	$126
Gross losses on sale of agency MBS	(13)	(37)	(34)
Net gains on sale of agency MBS	$1,196	$473	$92
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For fiscal years 2012, 2011 and 2010, we recognized an unrealized gain of $17 million and an unrealized loss of $16 million and $1 million, respectively, in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income for the change in value of investments in interest-only and principal-only strips, net of prior period reversals. For fiscal years 2011 and 2010, we recognized a realized net loss of $10 million and $1 million, respectively, in gain on sale of agency securities, net in our consolidated statements of comprehensive income on sales of interest and principal-only securities. No such sales occurred during fiscal year 2012.
Pledged Assets
The following tables summarize our assets pledged as collateral under repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2012 and 2011 (in millions):

	December 31, 2012
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$78,400	$1,535	$1,065	$501	$81,501
Accrued interest on pledged securities	217	5	3	1	226
Restricted cash	—	—	249	150	399
Total	$78,617	$1,540	$1,317	$652	$82,126

	December 31, 2011
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$50,255	$58	$644	$87	$51,044
U.S. Treasury securities - fair value	101	—	—	—	101
Accrued interest on pledged securities	161	—	2	—	163
Restricted cash	—	—	336	—	336
Total	$50,517	$58	$982	$87	$51,644

The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of December 31, 2012 and 2011 (in millions):

	December 31, 2012			December 31, 2011
Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
Less than 30 days	$29,284	$28,525	$82	$19,772	$19,361	$63
31 - 59 days	21,716	21,251	58	16,964	16,648	55
60 - 90 days	16,188	15,780	45	8,337	8,179	26
Greater than 90 days	12,747	12,447	37	5,240	5,154	17
Total agency MBS	79,935	78,003	222	50,313	49,342	161
U.S. Treasury securities:
1 day	—	—	—	101	101	—
Total securities	$79,935	$78,003	$222	$50,414	$49,443	$161
As of December 31, 2012 and 2011, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Securitizations
All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
As of December 31, 2012 and 2011, the fair value of our CMO securities and interest and principal-only securities, excluding the consolidated CMO trusts discussed below, was $719 million and $426 million, respectively, or $1.3 billion and $429 million, respectively, including the net asset value of our consolidated CMO trusts discussed below. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trust, was $343 million and $155 million as of December 31, 2012 and 2011, respectively.
We have consolidated CMO trusts for which we have determined we are the primary beneficiary of the trusts. In connection with the consolidated trusts, as of December 31, 2012 and 2011, we recognized agency securities with a total fair value of $1.5 billion and $58 million, respectively, and debt, at fair value of $0.9 billion and $54 million, respectively, in our accompanying consolidated balance sheets. As of December 31, 2012 and 2011, such agency securities had an aggregate unpaid principal balance of $1.4 billion and $55 million, respectively, and such debt had an aggregate unpaid principal balance of $0.9 billion and $54 million, respectively. During fiscal year 2012, we recognized a loss of $28 million from debt of consolidated VIEs re-measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income. We did not recognize any such gains or losses during fiscal years 2011 and 2010.
Our involvement with the consolidated trusts is limited to the agency securities transferred to the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.

Note 4. Repurchase Agreements and Other Debt
We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2012 and 2011, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012			December 31, 2011
Original Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$4,011	0.48%	13	$2,558	0.43%	10
> 1 to ≤ 3 months	28,307	0.49%	37	24,518	0.39%	32
> 3 to ≤ 6 months	24,303	0.49%	63	16,475	0.37%	53
> 6 to ≤ 9 months	5,222	0.54%	79	2,423	0.45%	141
> 9 to ≤ 12 months	7,813	0.58%	222	1,006	0.53%	244
> 12 to ≤ 24 months	1,917	0.65%	564	600	0.51%	268
> 24 to ≤ 36 months	2,803	0.69%	963	—	—	—
> 36 months	102	0.73%	1,751	—	—	—
Total agency MBS	74,478	0.51%	118	47,580	0.40%	51
U.S. Treasury securities:
1 day	—	—	—	101	0.40%	1
Total / Weighted Average	$74,478	0.51%	118	$47,681	0.40%	51
As of December 31, 2012 and 2011, we did not have an amount at risk with any repurchase agreement counterparty greater than 4% of our stockholders’ equity.
As of December 31, 2012 and 2011, debt of consolidated VIEs, at fair value ("other debt") was $937 million and $54 million, respectively. As of December 31, 2012 and 2011, our other debt had a weighted average interest rate of LIBOR plus 43 and 25 basis points and a principal balance of $908 million and $54 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of December 31, 2012 was 5.2 years.
As of December 31, 2012, we also had forward purchase commitments, including TBA dollar roll transactions, outstanding of $12.9 billion, at fair value (see Notes 2 and 5). Forward purchase commitments and TBA dollar roll transactions represent a form of off-balance sheet financing. Pursuant to ASC 815, we typically account for such transactions as one or more series of derivative transactions and, consequently, they are not reflected in our on-balance debt and leverage ratios.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For fiscal years 2012 and 2011, we reclassified $205 million and $54 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio were $457 million and $89 million for fiscal years 2012 and 2011, respectively. The difference of $252 million and $35 million for fiscal years 2012 and 2011, respectively, is reported in our accompanying consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of December 31, 2012, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $486 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 2.9 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $189 million as of December 31, 2012.

Derivative Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2012 and 2011 (in millions):

		December 31,
Derivatives Instruments	Balance Sheet Location	2012	2011
Interest rate swaps	Derivative assets, at fair value	$14	$13
Payer swaptions	Derivative assets, at fair value	171	11
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	116	54
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	—	3
Markit IOS total return swaps - long	Derivative assets, at fair value	—	1
		$301	$82
Interest rate swaps	Derivative liabilities, at fair value	$(1,243)	$(795)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(14)
Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	(1)	—
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(20)	(44)
		$(1,264)	$(853)
  Additionally, as of December 31, 2012 and 2011, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $11.8 billion and $899 million, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $11.7 billion and $880 million, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012
Interest Rate Swaps (1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$14,600	1.23%	0.26%	$(294)	2.0
Greater than 3 years and less than/equal to 5 years	20,250	1.48%	0.29%	(666)	4.1
Greater than 5 years and less than/equal to 7 years	5,600	1.53%	0.34%	(163)	6.1
Greater than 7 years and less than/equal to 10 years	5,200	1.89%	0.35%	(113)	9.2
Greater than 10 years	1,200	1.79%	0.31%	7	10.2
Total Payer Interest Rate Swaps	$46,850	1.46%	0.29%	$(1,229)	4.4
________________________

1.	Amounts include forward starting swaps of $1.7 billion ranging up to four months from December 31, 2012.

	December 31, 2011
Interest Rate Swaps (1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$11,350	1.22%	0.30%	$(148)	2.1
Greater than 3 years and less than/equal to 5 years	16,700	1.77%	0.35%	(607)	3.9
Greater than 5 years and less than/equal to 7 years	950	1.56%	0.57%	(9)	5.7
Greater than 7 years and less than/equal to 10 years	1,250	1.99%	0.55%	(18)	8.2
Total Payer Interest Rate Swaps	$30,250	1.57%	0.35%	$(782)	3.5
   ________________________

1.	Amounts include forward starting swaps of $2.6 billion ranging up to five months from December 31, 2011.

The following tables summarize our interest rate swaption agreements outstanding as of December 31, 2012 and 2011 (dollars in millions):

	December 31, 2012
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
One year or less	$76	$15	4	$5,150	2.65%	1M / 3M LIBOR	8.6
Greater than 1 year and less than/equal to 2 years	65	34	19	$4,050	2.82%	3M LIBOR	6.7
Greater than 2 years and less than/equal to 3 years	97	87	33	$3,900	3.51%	3M LIBOR	8.6
Greater than 3 years and less than/equal to 4 years	12	11	46	$450	3.20%	3M LIBOR	6.1
Greater than 4 years and less than/equal to 5 years	24	24	59	$900	3.33%	3M LIBOR	5.0
Total/Wtd Avg	$274	$171	21	$14,450	2.99%	1M / 3M LIBOR	7.8

	December 31, 2011
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
One year or less	$22	$4	4	$2,200	3.13%	1M / 3M LIBOR	6.5
Greater than 1 year and less than/equal to 2 years	27	7	15	1,000	4.04%	1M / 3M LIBOR	10.2
Total/Wtd Avg	$49	$11	7	$3,200	3.41%	1M / 3M LIBOR	7.7

The following table summarizes our contracts to purchase and sell TBA and specified agency securities on a forward basis as of December 31, 2012 and 2011 (in millions):

	December 31, 2012			December 31, 2011
Purchase and Sale Contracts for TBAs and Forward Settling Securities	Notional Amount	Forward Settlement Price	Net Fair Value	Notional Amount	Forward Settlement Price	Net Fair Value
TBA securities:
Purchase contracts	$21,705	$22,603	$116	$3,188	$3,252	$49
Sale contracts	(9,378)	(9,991)	(20)	(3,803)	(3,935)	(41)
TBA securities, net (1)	12,327	12,612	96	(615)	(683)	8
Forward settling securities:
Purchase contracts	150	163	(1)	512	530	5
Forward settling securities, net (2)	150	163	(1)	512	530	5
Total TBA and forward settling securities, net	$12,477	$12,775	$95	$(103)	$(153)	$13
  ________________________

1.	Includes 15-year and 30-year TBA securities of varying coupons

2.	Includes 20-year and 30-year fixed securities of varying coupons

Gain (Loss) From Derivative Instruments and Other Securities, Net
During fiscal year 2012, none of our derivative instruments were designated as hedges under ASC 815. The table below summarizes the effect of derivative instruments on our consolidated statements of comprehensive income for fiscal year 2012 (in millions):

	Fiscal Year 2012
Derivative and Other Hedging Instruments	Notional Amount as of December 31, 2011	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$3,700	140,731	(122,576)	$21,855	$444
Sale of TBA and forward settling agency securities	$3,803	176,905	(171,330)	$9,378	(413)
Interest rate swaps	$30,250	25,000	(8,400)	$46,850	(1,034)
Payer swaptions	$3,200	18,250	(7,000)	$14,450	(106)
Short sales of U.S. Treasury securities	$880	36,555	(25,600)	$11,835	(142)
U.S. Treasury futures - short	$783	3,838	(4,621)	$—	(90)
Markit IOS total return swaps - long	$41	—	(41)	$—	—
Markit IOS total return swaps - short	$206	—	(206)	$—	—
					$(1,341)
  ________________________________

1.
Excludes a gain of $17 million from interest-only and principal-only securities, a loss of $1 million from U.S. Treasury securities and a loss of $28 million from debt of consolidated VIEs re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income.

During fiscal years 2011 and 2010, we held both designated and non-hedge designated derivative instruments under ASC 815.
The following tables summarize the effect of non-hedge designated derivative instruments on our consolidated statements of comprehensive income for fiscal years 2011 and 2010 (in millions):

	Fiscal Year 2011
Non Designated Derivative and Other Hedging Instruments	Notional Amount as of December 31, 2010	Additions	Additions Due to Hedge De-Designations	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$512	51,488	—	(48,300)	$3,700	$160
Sale of TBA and forward settling agency securities	$1,361	100,077	—	(97,635)	$3,803	(302)
Interest rate swaps	$50	6,750	23,900	(450)	$30,250	(119)
Payer swaptions	$850	5,600	—	(3,250)	$3,200	(63)
Receiver swaptions	$—	250	—	(250)	$—	(1)
Short sales of U.S. Treasury securities	$250	15,794	—	(15,164)	$880	(133)
US Treasury futures - long	$—	50	—	(50)	$—	—
US Treasury futures - short	$—	1,133	—	(350)	$783	(12)
Put options	$—	200	—	(200)	$—	1
Markit IOS total return swaps - long	$—	1,195	—	(1,154)	$41	(7)
Markit IOS total return swaps - short	$—	685	—	(479)	$206	14
						$(462)
  ______________________

1.
Excludes a loss of $17 million from interest-only and principal-only securities re-measured at fair value through earnings, a loss of $2 million for hedge ineffectiveness on our outstanding interest rate swaps and a gain of $34 million from U.S. Treasury securities in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income.

	Fiscal Year 2010
Non Designated Derivative and Other Hedging Instruments	Notional Amount as of December 31, 2009	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount as of December 31, 2010	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$597	6,662	(6,747)	$512	$19
Sale of TBA and forward settling agency securities	$617	16,937	(16,193)	$1,361	11
Interest rate swaps	$—	350	(300)	$50	(3)
Payer swaptions	$200	850	(200)	$850	19
Receiver swaptions	$100	300	(400)	$—	—
Short sales of U.S. Treasury securities	$—	750	(500)	$250	(2)
Put options	$—	75	(75)	$—	—
					$44
  ______________________

1.
Excludes a loss of $1 million from interest-only and principal-only securities re-measured at fair value through earnings and a loss of $5 million from U.S. Treasury securities in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income for the year ended December 31, 2010.

The following tables summarize information about our outstanding interest rate swaps designated as hedging instruments under ASC 815 and their effect on our consolidated statement of comprehensive income for fiscal years 2011 and 2010 (in millions):

Interest Rate Swaps Designated as Hedging Instruments	Beginning Notional Amount	Additions	Expirations / Terminations	Hedge De-Designations	Ending Notional Amount
Fiscal year 2011	$6,450	17,900	(450)	(23,900)	$—
Fiscal year 2010	$2,050	4,400	—	—	$6,450

Interest Rate Swaps Designated as Hedging Instruments:	Amount of Gain or (Loss) Recognized in OCI (Effective Portion)	Location of Gain or (Loss) Reclassified from OCI into Earnings (Effective Portion)	Amount of (Gain) or Loss Reclassified from OCI into Earnings (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Fiscal year 2011	$(707)	Interest expense	$(140)	Gain (loss) on derivative instruments and other securities, net	$(2)
Fiscal year 2010	$(21)	Interest expense	$(57)	Gain (loss) on derivative instruments and other securities, net	$—
During fiscal years 2011 and 2010, we also held forward contracts to purchase TBA and specified agency securities that were designated as cash flow hedges under to ASC 815. The following tables summarize information about these securities and their effect on our consolidated statement of comprehensive income for fiscal years 2011 and 2010 (dollars in millions):

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Beginning Notional Amount	Additions	Settlement / Expirations	Ending Notional Amount	Fair Value as of Period End	Average Maturity as of Period End (Months)
Fiscal year 2011	$245	$—	$(245)	$—	$—	—
Fiscal year 2010	$—	$742	$(497)	$245	$(3)	1

Purchases of TBAs and Forward Settling Agency Securities Designated as Hedging Instruments	Amount of Gain or (Loss) Recognized in OCI for Cash Flow Hedges (Effective Portion)	Amount of (Gain) or Loss Recognized in OCI for Cash Flow Hedges and Reclassified to OCI for Available-for-Sale Securities (Effective Portion)	Location of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)	Amount of Gain or (Loss) Recognized in Earnings (Ineffective Portion and Amount Excluded from Effectiveness Testing)
Fiscal year 2011	$—	$(3)	Gain (loss) on derivative instruments and other securities, net	$—
Fiscal year 2010	$(3)	$(3)	Gain (loss) on derivative instruments and other securities, net	$—

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
As of December 31, 2012, the fair value and termination value of our interest rate swaps in a liability position related to these agreements was $1.2 billion. We had agency securities with fair values of $1.1 billion and restricted cash of $249 million pledged as collateral against our interest rate swap agreements.

Note 6. Fair Value Measurements

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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during fiscal year 2012 and 2011. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2012 and 2011 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
December 31, 2012
Assets:
Agency securities	$—	$85,245	$—
Interest rate swaps	—	14	—
Payer swaptions	—	171	—
Other derivative instruments	—	116	—
Total	$—	$85,546	$—
Liabilities:
Debt of consolidated VIEs	$—	$937	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	11,763	—	—
Interest rate swaps	—	1,243	—
Other derivative instruments	—	21	—
Total	$11,763	$2,201	$—

December 31, 2011
Assets:
Agency securities	$—	$54,683	$—
U.S. Treasury securities	101	—	—
Interest rate swaps	—	13	—
Other derivative instruments	—	69	—
Total	$101	$54,765	$—
Liabilities:
Debt of consolidated VIEs (1)	$—	$54	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	899	—	—
U.S. Treasury futures	14	—	—
Interest rate swaps	—	795	—
Other derivative instruments	—	44	—
Total	$913	$893	$—
_______________________

1.	This amount is recorded at cost basis which closely approximates its fair value.
Note 7. Management Agreement and Related Party Transactions
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. The management agreement has been renewed through May 20, 2013 and provides for automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of each subsequent automatic annual renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were to not renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of the majority of our independent directors. We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. For fiscal years 2012, 2011 and 2010, we recorded an expense for management fees of $113 million, $55 million and $11 million, respectively.

We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For fiscal years 2012, 2011 and 2010, we recorded expense reimbursements to our Manager of $9 million, $7 million and $3 million, respectively. As of December 31, 2012 and 2011, $1 million and $8 million was payable to our Manager, respectively.
Concurrent with our IPO, American Capital purchased 5.0 million shares of our common stock in a private placement at our IPO price of $20.00 per share for aggregate proceeds of $100 million. In July 2009, through a public secondary offering, American Capital sold 2.5 million shares of our common stock that it had purchased in the private placement. In November 2010, through a subsequent private placement, American Capital sold its remaining 2.5 million shares of our common stock that it had purchased in the original private placement. As of December 31, 2012 American Capital does not hold any shares of our common stock.

Note 8. Income Taxes
The following table summarizes dividends for federal income tax purposes declared for fiscal years 2012, 2011 and 2010 and their related tax characterization (in millions, except per share amounts):

			Tax Characterization
Fiscal Tax Year	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Long-Term Capital Gains Per Share
Series A Cumulative Redeemable Preferred Stock Dividends
Fiscal year 2012 (1)	$1.056	$7	$0.9523	$0.1037
Common Stock Dividends
Fiscal year 2012	$5.00	$1,518	$4.5092	$0.4908
Fiscal year 2011	$5.60	$886	$5.3324	$0.2676
Fiscal year 2010	$5.60	$230	$4.9314	$0.6686
______________________

1.	Excludes preferred stock dividend of $0.50 per share declared on December 17, 2012 having a record date of January 1, 2013, which for federal income tax purposes is a fiscal year 2013 dividend.
As of December 31, 2012, we had approximately $749 million of estimated undistributed taxable income that we expect to declare by the extended due date of our 2012 federal income tax return and pay in 2013. Accordingly, we do not expect to incur any income tax liability on our 2012 taxable income.
For fiscal years 2012 and 2011, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2, and consequently we accrued an excise tax of $25 million and $2 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of operations and comprehensive income.
For fiscal years 2012 and 2011, we recorded an income tax benefit of $6 million and an income tax provision of $4 million, respectively, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income. The statutory combined federal and state corporate tax rate for our TRS was 39.5% for fiscal years 2012 and 2011. For the fiscal year 2010 we had no activity in our TRS.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2012, 2011 and 2010. Our tax returns for tax years 2008 through 2012 are open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 9. Stockholders' Equity
Preferred Stock Offering
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of December 31, 2012, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.21 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.000% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2012, we had declared all required quarterly dividends on our Series A Preferred Stock.
Equity Offerings
During fiscal years 2012, 2011 and 2010, we completed follow-on public offerings of shares of our common stock summarized in the table below (in millions, except per share amounts):

Public Offering	Price Received Per Share (1)	Shares	Net Proceeds (2)
Fiscal Year 2012
March 2012	$29.00	71.2	$2,063
July 2012	$33.70	36.8	1,240
Total fiscal year 2012		108.0	$3,303

Fiscal Year 2011
January 2011	$28.00	26.9	$719
March 2011	$27.72	32.2	892
June 2011	$27.56	49.7	1,369
November 2011	$27.36	40.5	1,108
Total fiscal year 2011		149.3	$4,088

Fiscal Year 2010
May 2010	$25.75	6.9	$169
October 2010	$26.00	13.2	328
December 2010	$27.44	8.3	227
Total fiscal year 2010		28.4	$724
   ________________________

1.	Price received per share is gross of underwriters’ discount, if applicable.

2.	Net proceeds are net of the underwriters’ discount, if applicable, and other offering costs.

At-the-Market Offering Program
We have sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. The table below summarizes sales our common stock under such sales agreements during fiscal years 2012, 2011 and 2010 (in millions, except per share amounts):

At-the-Market Offering	Price Received Per Share	Shares	Net Proceeds
Fiscal year 2012	$31.41	9.5	$298
Fiscal year 2011	$29.25	9.4	$273
Fiscal year 2010	$29.13	4.4	$127

As of December 31, 2012, 16.7 million shares remain available of issuance under our sales agreements.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal years 2011 and 2010, we issued 0.5 million and 7.7 million shares under the plan for net cash proceeds of $15 million and $204 million, respectively. During the fiscal year 2012, there were no shares issued under the plan. As of December 31, 2012, 4.7 million shares remain available for issuance under the plan.
Stock Repurchase Program
In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During fiscal year 2012, we made open market purchases of 2.7 million share of our common stock at an average net repurchase price of $29.00 per share, or $77 million.
Long-term Incentive Plan
We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. During fiscal years 2012, 2011 and 2010, our independent directors received restricted common stock awards under the plan. The restricted stock awards have a grant date fair value equal to the price of our common stock on such date and vest annually over three years. During fiscal year 2012, we granted 3,000 shares of restricted stock to each independent director, or a total of 12,000 shares, with a grant date fair value of $29.48 per share. During fiscal year 2011, we granted 3,000 shares of restricted stock to each independent director, or a total of 12,000 shares, with a weighted average grant date fair value of $29.05 per share. During fiscal year 2010, we granted 1,500 shares of restricted stock to each independent director, or a total of 4,500 shares, with a grant date fair value of $25.73 per share. During fiscal years 2012, 2011 and 2010, an aggregate of 7,000, 4,500 and 3,000 shares of restricted stock vested under the plan, respectively. During fiscal years 2012, 2011 and 2010, we recognized approximately $282,000, $176,000 and $94,000 of compensation expense under the plan, respectively. As of December 31, 2012 and 2011, there was an aggregate 21,500 and 16,500 shares of unvested restricted stock outstanding under the plan, respectively. As of December 31, 2012, 62,500 common shares remained available for future issuance under the plan.

Note 10. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income for fiscal years 2012 and 2011 (in thousands, except per share data).

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Interest income:
Interest income	$514	$504	$520	$570
Interest expense	106	120	139	147
Net interest income	408	384	381	423
Other income (loss):
Gain on sale of agency securities, net	216	417	210	353
Gain (loss) on derivative instruments and other securities, net	47	(1,029)	(460)	89
Total other income (loss), net	263	(612)	(250)	442
Expenses:
Management fees	22	28	32	31
General and administrative expenses	6	8	8	9
Total expenses	28	36	40	40
Income (loss) before income tax (benefit)	643	(264)	91	825
Income tax provision (benefit), net	2	(3)	5	15
Net income (loss)	641	(261)	86	810
Dividend on preferred stock	—	3	3	3
Net income (loss) available (attributable) to common shareholders	$641	$(264)	$83	$807

Net income (loss)	641	(261)	86	810
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net	(106)	689	1,190	(734)
Unrealized gain on derivative instruments, net	52	52	51	50
Other comprehensive (loss) income	(54)	741	1,241	(684)
Comprehensive income	587	480	1,327	126
Dividend on preferred stock	—	3	3	3
Comprehensive income available to common shareholders	$587	$477	$1,324	$123
Weighted average number of common shares outstanding-basic and diluted	240.6	301.0	332.8	340.3
Net income (loss) per common share - basic and diluted	$2.66	$(0.88)	$0.25	$2.37
Comprehensive income per common share - basic and diluted	$2.44	$1.58	$3.98	$0.36
Dividends declared per common share	$1.25	$1.25	$1.25	$1.25

	Quarter Ended
	March 31, 2011	June 30, 2011	September 30, 2011	December 31, 2011
Interest income:
Interest income	$165	$265	$327	$353
Interest expense	36	65	94	91
Net interest income	129	200	233	262
Other income (loss):
Gain on sale of agency securities, net	4	94	263	112
Gain (loss) on derivative instruments and other securities, net	12	(100)	(222)	(137)
Total other income (loss), net	16	(6)	41	(25)
Expenses:
Management fees	8	12	16	18
General and administrative expenses	3	5	6	6
Total expenses	11	17	22	24
Income before taxes	134	177	252	213
Provision for income taxes	—	—	1	5
Net income	$134	$177	$251	$208
Other comprehensive income:
Unrealized (loss) gain on available-for-sale securities, net	(41)	319	535	216
Unrealized gain (loss) on derivative instruments, net	61	(252)	(513)	54
Other comprehensive income	20	67	22	270
Comprehensive income	$154	$244	$273	$478
Weighted average number of common shares outstanding-basic and diluted	90.3	130.5	180.7	210.3
Net income per common share - basic and diluted	$1.48	$1.36	$1.39	$0.99
Comprehensive income per common share - basic and diluted	$1.71	$1.87	$1.51	$2.27
Dividends declared per common share	$1.40	$1.40	$1.40	$1.40

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2012. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2013 Annual Meeting of Stockholders (the “2013 Proxy Statement”) under the headings “PROPOSAL 1: ELECTION OF DIRECTORS”, "EXECUTIVE OFFICERS", “SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE” and “CODE OF ETHICS AND CONDUCT.”

Item 11. Executive Compensation.

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the heading “SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS.”

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the headings “CERTAIN TRANSACTIONS WITH RELATED PERSONS” and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services.

Information in response to this Item is incorporated herein by reference to the information provided in the 2013 Proxy Statement under the heading “PROPOSAL 4: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANT.”

PART IV.

Item 15.     Exhibits and Financial Statement Tables

(a)	List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2012 and 2011

Consolidated Statements of Comprehensive Income for the years ended December 31, 2012, 2011 and 2010
Consolidated Statements of Stockholders' Equity for the years ended December 31, 2012, 2011 and 2010

Consolidated Statements of Cash Flows for the years ended December 31, 2012, 2011 and 2010

(2)	The following exhibits are filed herewith or incorporated herein by reference

Exhibit No.	Description

*3.1
American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2012(File No. 001-34057), filed May 9, 2012.

*3.2
American Capital Agency Corp. Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2011 (File No. 001-34057), filed February 23, 2012.

*3.3	Certificate of Designations of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed April 3, 2012.

*4.1
Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2012 (File No. 001-34057), filed May 9, 2012.

*4.2
Instruments defining the rights of holders of securities: See Article VI of our Second Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-K for the year ended December 31, 2011 (File No. 001-34057), filed February 23, 2012.

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

*10.3
Amendment and Joinder to Management Agreement, dated September 30, 2011, between American Capital Agency TRS, LLC and American Capital AGNC Management, LLC, incorporated herein by reference to Exhibit 10.2 of Form 10-Q for the quarter ended September 30, 2011 (File No. 001-34057), filed November 7, 2011.

†*10.4
American Capital Agency Corp. Equity Incentive Plan for Independent Directors, incorporated herein by reference to Exhibit 10.1 of Registration Statement on Form S-8 (File No. 333-151027), filed May 20, 2008.

†*10.5	Form of Restricted Stock Agreement for independent directors, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed December 12, 2011.

*10.6
Sales Agreement, dated December 1, 2011, among American Capital Agency Corp., American Capital AGNC Management, LLC and Cantor Fitzgerald & Co., incorporated herein by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2011 (File No. 001-34057), filed February 23, 2012.

*10.7
Sales Agreement, dated December 1, 2011, among American Capital Agency Corp., American Capital AGNC Management, LLC and Mitsubishi UFJ Securities (USA), Inc., incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2011 (File No. 001-34057), filed February 23, 2012.

12.1	Computation of ratio of earnings to combined fixed charges and preferred stock dividends and ratio of earnings to fixed charges.

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	February 27, 2013

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	*	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2013
Malon Wilkus

	/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 27, 2013
John R. Erickson

	*	Director	February 27, 2013
Robert M. Couch

	*	Director	February 27, 2013
Morris A. Davis

	*	Director	February 27, 2013
Randy E. Dobbs

	*	Director	February 27, 2013
Samuel A. Flax

	*	Director	February 27, 2013
Larry K. Harvey

	*	Director	February 27, 2013
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson
Attorney-in-fact