Form 10-Q
period 2013-03-31
American Capital Agency Corp
filed 2013-05-09
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of April 30, 2013 was 396,451,470

AMERICAN CAPITAL AGENCY CORP.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2013	December 31, 2012
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $70,094 and $79,966, respectively)	$74,874	$83,710
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,421	1,535
Cash and cash equivalents	2,826	2,430
Restricted cash and cash equivalents	499	399
Derivative assets, at fair value	480	301
Receivable for securities sold (including pledged securities of $484 and $0, respectively)	734	—
Receivable under reverse repurchase agreements	12,291	11,818
Other assets	244	260
Total assets	$93,369	$100,453
Liabilities:
Repurchase agreements	$66,260	$74,478
Debt of consolidated variable interest entities, at fair value	862	937
Payable for securities purchased	259	556
Derivative liabilities, at fair value	1,217	1,264
Dividends payable	499	427
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	12,548	11,763
Accounts payable and other accrued liabilities	82	132
Total liabilities	81,727	89,557
Stockholders’ equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
8.000% Series A Cumulative Redeemable Preferred Stock; 6.9 shares issued and outstanding; liquidation preference of $25 per share ($173)	167	167
Common stock - $0.01 par value; 600.0 shares authorized:
396.5 and 338.9 shares issued and outstanding, respectively	4	3
Additional paid-in capital	11,261	9,460
Retained deficit	(557)	(289)
Accumulated other comprehensive income	767	1,555
Total stockholders’ equity	11,642	10,896
Total liabilities and stockholders’ equity	$93,369	$100,453

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2013	2012
Interest income:
Interest income	$547	$514
Interest expense	140	106
Net interest income	407	408
Other (loss) income, net:
(Loss) gain on sale of agency securities, net	(26)	216
(Loss) gain on derivative instruments and other securities, net	(98)	47
Total other (loss) income, net	(124)	263
Expenses:
Management fees	33	22
General and administrative expenses	9	6
Total expenses	42	28
Income before income tax	241	643
Provision for income taxes, net	10	2
Net income	231	641
Dividend on preferred stock	3	—
Net income available to common shareholders	$228	$641

Net income	$231	$641
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	(837)	(106)
Unrealized gain on derivative instruments, net	49	52
Other comprehensive loss	(788)	(54)
Comprehensive (loss) income	(557)	587
Dividend on preferred stock	3	—
Comprehensive (loss) income (attributable) available to common shareholders	$(560)	$587

Weighted average number of common shares outstanding - basic and diluted	356.2	240.6
Net income per common share - basic and diluted	$0.64	$2.66
Comprehensive (loss) income per common share - basic and diluted	$(1.57)	$2.44
Dividends declared per common share	$1.25	$1.25
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings(Deficit)	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2011	—	$—	224.2	$2	$5,937	$(38)	$311	$6,212
Net income	—	—	—	—	—	641	—	641
Other comprehensive income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(106)	(106)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	52	52
Issuance of common stock	—	—	75.8	1	2,204	—	—	2,205
Common dividends declared	—	—	—	—	—	(286)	—	(286)
Balance, March 31, 2012	—	$—	300.0	$3	$8,141	$317	$257	$8,718

Balance, December 31, 2012	6.9	$167	338.9	$3	$9,460	$(289)	$1,555	$10,896
Net income	—	—	—	—	—	231	—	231
Other comprehensive income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(837)	(837)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	49	49
Issuance of common stock	—	—	57.6	1	1,801	—	—	1,802
Preferred dividends declared	—	—	—	—	—	(3)	—	(3)
Common dividends declared	—	—	—	—	—	(496)	—	(496)
Balance, March 31, 2013	6.9	$167	396.5	$4	$11,261	$(557)	$767	$11,642

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three months ended March 31,
	2013	2012
Operating activities:
Net income	$231	$641
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	134	100
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	49	52
Loss (gain) on sale of agency securities, net	26	(216)
Loss (gain) on derivative instruments and other securities, net	98	(47)
Decrease (increase) in other assets	19	(70)
(Decrease) increase in accounts payable and other accrued liabilities	(42)	12
Accretion of discounts on debt of consolidated variable interest entities	3	—
Net cash provided by operating activities	518	472
Investing activities:
Purchases of agency securities	(15,294)	(34,298)
Proceeds from sale of agency securities	19,568	8,196
Principal collections on agency securities	2,634	1,895
Purchases of U.S. Treasury securities	—	(2,016)
Proceeds from sale of U.S. Treasury securities	—	2,118
Proceeds from short sales of U.S. Treasury securities	10,001	11,000
Purchases of U.S. Treasury securities to cover short sales	(9,222)	(8,031)
Proceeds from reverse repurchase agreements	69,502	12,375
Payments made on reverse repurchase agreements	(69,975)	(15,223)
Net payments on other derivative instruments not designated as qualifying hedges	(329)	(136)
(Increase) decrease in restricted cash	(100)	21
Net cash provided by (used in) investing activities	6,785	(24,099)
Financing activities:
Proceeds from repurchase arrangements	96,511	93,962
Payments made on repurchase agreements	(104,729)	(71,827)
Repayments on debt of consolidated variable interest entities	(64)	(4)
Net proceeds from common stock issuances	1,802	2,205
Cash dividends paid	(427)	(314)
Net cash (used in) provided by financing activities	(6,907)	24,022
Net change in cash and cash equivalents	396	395
Cash and cash equivalents at beginning of period	2,430	1,367
Cash and cash equivalents at end of period	$2,826	$1,762
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

Note 3. Summary of Significant Accounting Policies
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our investment securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our investment securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income ("OCI"), a separate component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
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
We estimate the fair value of our investment securities based on a market approach using Level 2 inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, bench mark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Refer to Note 8 for further discussion of fair value measurements.
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
We did not recognize any OTTI charges on our investment securities for the three months ended March 31, 2013 and 2012.
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
Derivative Instruments
We use a variety of derivative instruments to economically hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool, or to-be-announced, basis ("TBA contracts") and on a non-generic specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).
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
Our derivative agreements generally contain provisions that allow for netting or setting off derivative assets and liabilities with each counterparty; however, we report related assets and liabilities on a gross basis in our consolidated balance sheets. Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. Changes in fair value of derivative instruments and periodic settlements related to our derivative instruments are recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Cash receipts and payments related to derivative instruments are classified in our consolidated statements of cash flows according to the underlying nature or purpose of the derivative transaction, generally in the investing section.
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
We estimate the fair value of interest rate swaps using a combination of inputs from counterparty and third-party pricing models to estimate the net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as “convexity risk”). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our swaption agreements typically provide us the option to enter into a pay fixed rate interest rate swap, which we refer as “payer swaptions”. We may also enter into swaption agreements that provide us the option to enter into a receive fixed interest rate swap, which we refer to as "receiver swaptions". The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring agency securities and we may from time to time utilize TBA dollar roll transactions to finance agency MBS purchases.
We account for TBA contracts as derivative instruments since we cannot assert that it is probable at inception and throughout the term of the TBA contract that we will take physical delivery of the agency security upon settlement of the contract. We account for TBA dollar roll transactions as a series of derivative transactions. Gains, losses and dollar roll income associated with our TBA contracts and dollar roll transactions are recognized in our consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net.
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

Note 4. Investment Securities

As of March 31, 2013, we had agency MBS at fair value of $76.3 billion, with a total cost basis of $75.1 billion. The net unamortized premium balance on our investment portfolio as of March 31, 2013 was $3.8 billion, including interest-only and principal-only strips. The following tables summarize our investments in agency MBS as of March 31, 2013 (dollars in millions):

	March 31, 2013
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$50,510	$20,228	$218	$70,956
Unamortized discount	(20)	—	—	(20)
Unamortized premium	2,691	939	9	3,639
Amortized cost	53,181	21,167	227	74,575
Gross unrealized gains	1,044	330	6	1,380
Gross unrealized losses	(116)	(60)	—	(176)
Total available-for-sale agency MBS, at fair value	54,109	21,437	233	75,779
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost (1)	463	50	—	513
Gross unrealized gains	24	1	—	25
Gross unrealized losses	(11)	(11)	—	(22)
Total agency MBS remeasured at fair value through earnings	476	40	—	516
Total agency MBS, at fair value	$54,585	$21,477	$233	$76,295
Weighted average coupon as of March 31, 2013 (2)	3.75%	3.67%	3.76%	3.73%
Weighted average yield as of March 31, 2013 (3)	2.74%	2.80%	1.59%	2.75%
Weighted average yield for the three months ended March 31, 2013 (3)	2.79%	2.83%	1.56%	2.80%
 ________________________

1.
The underlying unamortized principal balance (“UPB” or “par value”) of our interest-only agency MBS strips was $1.5 billion and the weighted average contractual interest we are entitled to receive was 5.78% of this amount as of March 31, 2013. The par value of our principal-only agency MBS strips was $295 million as of March 31, 2013.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of March 31, 2013.

3.	Incorporates a weighted average future constant prepayment rate assumption of 9% based on forward rates as of March 31, 2013.

	March 31, 2013
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$73,649	$1,355	$(176)	$74,828
Adjustable-Rate	773	21	—	794
CMO	153	4	—	157
Interest-only and principal-only strips	513	25	(22)	516
Total agency MBS	$75,088	$1,405	$(198)	$76,295

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
 ________________________

1.
The UPB of our interest-only securities was $1.7 billion and the weighted average contractual interest we are entitled to receive was 5.78% of this amount as of December 31, 2012. The par value of our principal-only agency MBS strips was $302 million as of December 31, 2012.

2.
The weighted average coupon includes the interest cash flows from our interest-only securities taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO securities as a percentage of the par value of our agency securities (excluding the UPB of our interest-only securities) as of December 31, 2012.

3.	Incorporates a weighted average future constant prepayment rate assumption of 11% based on forward rates as of December 31, 2012.

	December 31, 2012
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$81,617	$2,043	$(25)	$83,635
Adjustable-Rate	865	26	—	891
CMO	170	3	—	173
Interest-only strips	541	27	(22)	546
Total agency MBS	$83,193	$2,099	$(47)	$85,245

As of March 31, 2013 and December 31, 2012, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of March 31, 2013 and December 31, 2012, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency MBS portfolio was 9% and 11%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of March 31, 2013 and December 31, 2012 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2013				December 31, 2012
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	279	272	4.54%	3.01%	1,119	1,108	4.18%	2.14%
> 3 years and ≤ 5 years	17,428	16,835	3.76%	2.67%	27,448	26,750	3.36%	2.29%
> 5 years and ≤10 years	49,750	49,132	3.68%	2.76%	54,054	52,735	3.69%	2.75%
> 10 years	8,322	8,336	2.96%	2.65%	2,078	2,059	3.44%	2.65%
Total	$75,779	$74,575	3.62%	2.73%	$84,699	$82,652	3.59%	2.59%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.0 and 5.7 years as of March 31, 2013 and December 31, 2012, respectively. The weighted average life of our principal-only strips was 7.0 and 6.4 years as of March 31, 2013 and December 31, 2012, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders equity, for our available-for-sale securities for the three months ended March 31, 2013 and 2012 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Prior Period Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Three months ended March 31, 2013	$2,041	(863)	26	$1,204
Three months ended March 31, 2012	$1,002	110	(216)	$896

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2013 and December 31, 2012 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2013	$25,963	$(174)	$84	$(2)	$26,047	$(176)
December 31, 2012	$8,430	$(25)	$—	$—	$8,430	$(25)

As of March 31, 2013, we did not intend to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees, but are rather due to changes in interest rates and prepayment expectations.

Gains and Losses
The following table is a summary of our net (loss) gain from the sale of agency MBS for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended
Agency MBS	March 31, 2013	March 31, 2012
Agency MBS sold, at cost	$(20,328)	$(9,243)
Proceeds from agency MBS sold (1)	20,302	9,459
Net (loss) gain on sale of agency MBS	$(26)	$216

Gross gain on sale of agency MBS	$87	$220
Gross loss on sale of agency MBS	(113)	(4)
Net (loss) gain on sale of agency MBS	$(26)	$216
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three months ended March 31, 2013 and 2012, we recognized an unrealized loss of $1 million and an unrealized gain of $1 million, respectively, in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income for the change in value of investments in interest-only and principal-only strips, net of prior period reversals. For the three months ended March 31, 2013 and 2012, there were no sales of interest-only or principal-only securities.
Pledged Assets
The following tables summarize our assets pledged as collateral under repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$69,537	$1,421	$812	$229	$71,999
Accrued interest on pledged securities	196	4	2		202
Restricted cash	—	—	116	383	499
Total	$69,733	$1,425	$930	$612	$72,700

	December 31, 2012
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$78,400	$1,535	$1,065	$501	$81,501
Accrued interest on pledged securities	217	5	3	1	226
Restricted cash	—	—	249	150	399
Total	$78,617	$1,540	$1,317	$652	$82,126

The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013			December 31, 2012
Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
Less than 30 days	$28,076	$27,572	$80	$29,284	$28,525	$82
31 - 59 days	14,020	13,774	39	21,716	21,251	58
60 - 90 days	7,321	7,241	21	16,188	15,780	45
Greater than 90 days	21,541	21,220	60	12,747	12,447	37
Total agency MBS	$70,958	$69,807	$200	$79,935	$78,003	$222
As of March 31, 2013 and December 31, 2012, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Securitizations and Variable Interest Entities
As of March 31, 2013 and December 31, 2012, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
As of March 31, 2013 and December 31, 2012, the fair value of our CMO securities and interest and principal-only securities, excluding the consolidated CMO trusts discussed below, was $673 million and $719 million, respectively, or $1.2 billion and $1.3 billion, respectively, including the net asset value of our consolidated CMO trusts discussed below. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trust, was $316 million and $343 million as of March 31, 2013 and December 31, 2012, respectively.
In connection with the consolidated trusts, as of March 31, 2013 and December 31, 2012, we recognized agency securities with a total fair value of $1.4 billion and $1.5 billion, respectively, and debt, at fair value of $862 million and $937 million, respectively, in our accompanying consolidated balance sheets. As of March 31, 2013 and December 31, 2012, such agency securities had an aggregate unpaid principal balance of $1.3 billion and $1.4 billion, respectively, and such debt had an aggregate unpaid principal balance of $844 million and $908 million, respectively. During the three months ended March 31, 2013 and 2012, we recognized a net gain of $13 million and $0, respectively, from debt of consolidated VIEs re-measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our agency securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of March 31, 2013 and December 31, 2012, we have met all margin call requirements.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013			December 31, 2012
Original Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$8,059	0.41%	13	$4,011	0.48%	13
> 1 to ≤ 3 months	29,461	0.42%	30	28,307	0.49%	37
> 3 to ≤ 6 months	11,173	0.48%	68	24,303	0.49%	63
> 6 to ≤ 9 months	4,436	0.49%	140	5,222	0.54%	79
> 9 to ≤ 12 months	8,063	0.58%	216	7,813	0.58%	222
> 12 to ≤ 24 months	2,099	0.63%	469	1,917	0.65%	564
> 24 to ≤ 36 months	2,767	0.67%	872	2,803	0.69%	963
> 36 months	202	0.74%	1,532	102	0.73%	1,751
Total agency MBS	$66,260	0.47%	118	$74,478	0.51%	118
As of March 31, 2013 and December 31, 2012, we did not have an amount at risk with any repurchase agreement counterparty greater than 3% and 4% of our stockholders’ equity, respectively.
As of March 31, 2013 and December 31, 2012, debt of consolidated VIEs, at fair value ("other debt") was $862 million and $937 million, respectively. As of March 31, 2013 and December 31, 2012, our other debt had a weighted average interest rate of LIBOR plus 42 and 43 basis points and a principal balance of $844 million and $908 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of March 31, 2013 was 5.7 years.
As of March 31, 2013, we also had net forward purchase commitments, including TBA dollar roll transactions, outstanding of $27.3 billion, at cost (see Notes 3 and 6). Forward purchase commitments and TBA dollar roll transactions represent a form of off-balance sheet financing. Pursuant to ASC 815, we typically account for such transactions as one or more series of derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and leverage ratios.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three months ended March 31, 2013 and 2012, we reclassified $49 million and $52 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio were $133 million and $91 million for the three months ended March 31, 2013 and 2012, respectively. The difference of $84 million and $39 million for the three months ended March 31, 2013 and 2012, respectively, is reported in our accompanying consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of March 31, 2013, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $(437) million and will be reclassified from OCI into interest expense over a remaining weighted average period of 2.7 years (see Note 9). The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $184 million as of March 31, 2013.

For the three months ended March 31, 2013 and 2012 and as of March 31, 2013 and December 31, 2012, none of our derivative instruments were designated as cash flow hedges under ASC 815.
Derivative Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2013 and December 31, 2012 (in millions):

Derivatives Instruments	Balance Sheet Location	March 31, 2013	December 31, 2012
Interest rate swaps	Derivative assets, at fair value	$56	$14
Payer swaptions	Derivative assets, at fair value	332	171
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	86	116
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	6	—
		$480	$301
Interest rate swaps	Derivative liabilities, at fair value	$(1,100)	$(1,243)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(14)	—
Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	(95)	(1)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(8)	(20)
		$(1,217)	$(1,264)
  Additionally, as of March 31, 2013 and December 31, 2012, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $12.5 billion and $11.8 billion, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $12.5 billion and $11.7 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013
Interest Rate Swaps (1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$14,950	1.29%	0.25%	$(309)	2.0
Greater than 3 years and less than/equal to 5 years	19,750	1.41%	0.27%	(535)	4.0
Greater than 5 years and less than/equal to 7 years	6,100	1.59%	0.32%	(145)	6.0
Greater than 7 years and less than/equal to 10 years	7,250	1.89%	0.31%	(37)	9.1
Greater than 10 years	3,200	2.17%	0.28%	(18)	10.3
Total Payer Interest Rate Swaps	$51,250	1.51%	0.28%	$(1,044)	4.8
________________________

1.	Amounts include forward starting swaps of $5.2 billion ranging up to 6 months from March 31, 2013.

	December 31, 2012
Interest Rate Swaps (1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$14,600	1.23%	0.26%	$(294)	2.0
Greater than 3 years and less than/equal to 5 years	20,250	1.48%	0.29%	(666)	4.1
Greater than 5 years and less than/equal to 7 years	5,600	1.53%	0.34%	(163)	6.1
Greater than 7 years and less than/equal to 10 years	5,200	1.89%	0.35%	(113)	9.2
Greater than 10 years	1,200	1.79%	0.31%	7	10.2
Total Payer Interest Rate Swaps	$46,850	1.46%	0.29%	$(1,229)	4.4

   ________________________

1.	Amounts include forward starting swaps of $1.7 billion ranging up to four months from December 31, 2012.
The following tables summarize our interest rate swaption agreements outstanding as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
One year or less	$169	$91	7	$12,100	2.49%	1M / 3M LIBOR	8.4
Greater than 1 year and less than/equal to 2 years	81	52	17	4,200	2.81%	3M LIBOR	6.8
Greater than 2 years and less than/equal to 3 years	139	137	32	5,000	3.42%	3M LIBOR	8.5
Greater than 3 years and less than/equal to 4 years	12	13	43	450	3.20%	3M LIBOR	6.1
Greater than 4 years and less than/equal to 5 years	37	39	57	1,150	3.51%	3M LIBOR	4.5
Total/Wtd Avg	$438	$332	17	$22,900	2.81%	1M / 3M LIBOR	7.9

	December 31, 2012
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
One year or less	$76	$15	4	$5,150	2.65%	1M / 3M LIBOR	8.6
Greater than 1 year and less than/equal to 2 years	65	34	19	4,050	2.82%	3M LIBOR	6.7
Greater than 2 years and less than/equal to 3 years	97	87	33	3,900	3.51%	3M LIBOR	8.6
Greater than 3 years and less than/equal to 4 years	12	11	46	450	3.20%	3M LIBOR	6.1
Greater than 4 years and less than/equal to 5 years	24	24	59	900	3.33%	3M LIBOR	5.0
Total/Wtd Avg	$274	$171	21	$14,450	2.99%	1M / 3M LIBOR	7.8
The following table summarizes our contracts to purchase and sell TBA and specified agency securities on a forward basis as of March 31, 2013 and December 31, 2012 (in millions):

	March 31, 2013				December 31, 2012
Purchase and Sale Contracts for TBAs and Forward Settling Securities	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
TBA securities:
Purchase contracts	$29,144	$30,170	$30,161	$(9)	$21,705	$22,603	$22,719	$116
Sale contracts	(2,926)	(2,928)	(2,930)	(2)	(9,378)	(9,991)	(10,011)	(20)
TBA securities, net (5)	26,218	27,242	27,231	(11)	12,327	12,612	12,708	96
Forward settling securities:
Purchase contracts	50	52	52	—	150	163	162	(1)
Forward settling securities, net (6)	50	52	52	—	150	163	162	(1)
Total TBA and forward settling securities, net	$26,268	$27,294	$27,283	$(11)	$12,477	$12,775	$12,870	$95
  ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

5.	Includes 15-year and 30-year TBA securities of varying coupons

6.	Includes 30-year fixed securities of varying coupons

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize the effect of derivative instruments on our consolidated statements of comprehensive income for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31, 2013
Derivative and Other Hedging Instruments	Notional Amount December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount March 31, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$21,855	77,600	(70,261)	$29,194	$(185)
Sale of TBA and forward settling agency securities	$9,378	34,333	(40,785)	$2,926	83
Interest rate swaps	$46,850	5,750	(1,350)	$51,250	54
Payer swaptions	$14,450	11,150	(2,700)	$22,900	(44)
Short sales of U.S. Treasury securities	$11,835	9,935	(9,210)	$12,560	(3)
U.S. Treasury futures - short	$—	800	—	$800	(15)
					$(110)
  ________________________________

1.
Excludes a loss of $1 million from interest-only and principal-only securities and a gain of $13 million from debt of consolidated VIEs re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income.

	Three Months Ended March 31, 2012
Derivative and Other Hedging Instruments	Notional Amount December 31, 2011	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount March 31, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Purchase of TBA and forward settling agency securities	$3,699	22,313	(24,225)	$1,787	$67
Sale of TBA and forward settling agency securities	$3,803	30,829	(25,579)	$9,053	(51)
Interest rate swaps	$30,250	7,850	—	$38,100	(44)
Payer swaptions	$3,200	7,950	(650)	$10,500	3
Short sales of U.S. Treasury securities	$880	10,990	(8,005)	$3,865	52
US Treasury futures - short	$783	1,653	(783)	$1,653	21
Markit IOS total return swaps - long	$41	—	(2)	$39	1
Markit IOS total return swaps - short	$206	—	(12)	$194	(3)
					$46
  ______________________

1.
Excludes a $1 million gain on interest-only and principal-only securities re-measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statement of comprehensive income.

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
As of March 31, 2013, the fair value and termination value of our interest rate swaps in a liability position related to these agreements was $1.1 billion. We had agency securities with fair values of $812 million and restricted cash of $116 million pledged as collateral against our interest rate swap agreements.

Note 7. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2013 and December 31, 2012 (in millions):
Offsetting of Financial Assets and Derivative Assets:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Received (2)	Net Amount
March 31, 2013
Interest rate swap and swaption agreements, at fair value (1)	$388	$—	$388	$(388)	$—	$—
Receivable under reverse repurchase agreements	12,291	—	12,291	(10,973)	(1,231)	87
Total derivative, other hedging instruments and other assets	$12,679	$—	$12,679	$(11,361)	$(1,231)	$87

December 31, 2012
Interest rate swap and swaption agreements, at fair value (1)	$185	$—	$185	$(185)	$—	$—
Receivable under reverse repurchase agreements	11,818	—	11,818	(10,482)	(1,157)	179
Total derivative, other hedging instruments and other assets	$12,003	$—	$12,003	$(10,667)	$(1,157)	$179

Offsetting of Financial Liabilities and Derivative Liabilities:

				Gross Amounts Not Offset in the Consolidated Balance Sheets
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Financial Instruments	Collateral Pledged (2)	Net Amount
March 31, 2013
Interest rate swap and swaption agreements, at fair value (1)	$1,100	$—	$1,100	$(388)	$(705)	$7
Repurchase agreements	66,260	—	66,260	(10,973)	(55,287)	—
Total derivative, other hedging instruments and other liabilities	$67,360	$—	$67,360	$(11,361)	$(55,992)	$7

December 31, 2012
Interest rate swap and swaption agreements, at fair value (1)	$1,243	$—	$1,243	$(185)	$(1,058)	$—
Repurchase agreements	74,478	—	74,478	(10,482)	(63,996)	—
Total derivative, other hedging instruments and other liabilities	$75,721	$—	$75,721	$(10,667)	$(65,054)	$—
_______________________

1.
Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 6 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.

2.
Includes cash and securities received / pledged as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable. Refer to Note 4 for additional information regarding assets pledged as collateral.

Note 8. Fair Value Measurements

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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three months ended March 31, 2013. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2013 and December 31, 2012 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
March 31, 2013
Assets:
Agency securities	$—	$76,295	$—
Interest rate swaps	—	56	—
Payer swaptions	—	332	—
Other derivative instruments	—	92	—
Total	$—	$76,775	$—
Liabilities:
Debt of consolidated VIEs	$—	$862	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	12,548	—	—
Interest rate swaps	—	1,100	—
Other derivative instruments	—	117	—
Total	$12,548	$2,079	$—

December 31, 2012
Assets:
Agency securities	$—	$85,245	$—
Interest rate swaps	—	14	—
Payer swaptions	—	171	—
Other derivative instruments	—	116	—
Total	$—	$85,546	$—
Liabilities:
Debt of consolidated VIEs	$—	$937	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	11,763	—	—
Interest rate swaps	—	1,243	—
Other derivative instruments	—	21	—
Total	$11,763	$2,201	$—
We elected the option to account for debt of consolidated VIEs at fair value with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated agency securities and consolidated debt are presented in a consistent manner, at fair value, on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on a market approach using Level 2 inputs from third-party pricing services and dealer quotes.

Note 9. Stockholders' Equity
Follow-On Equity Offering
In March 2013, we completed a public offering in which 57.5 million shares of our common stock were sold to the underwriters at a price of $31.34 per share.  Upon completion of the March offering, we received proceeds, net of offering expenses, of approximately $1.8 billion. The underwriters in the offering sold the shares of our common stock in one or more transactions on the NASDAQ Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.
At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During the three months ended March 31, 2013, we had no sales under this program. As of March 31, 2013, 16.7 million shares remain available for issuance under these sales agreements. The sales agreements will remain in effect until all of the shares are sold under the agreements, subject to early termination rights.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three months ended March 31, 2013, there were no shares issued under the plan. As of March 31, 2013, 4.7 million shares remain under the plan.
Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2013, we had no stock repurchases under the program. As of March 31, 2013, we have $423 million remaining available for stock repurchases under the program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2013 (in millions):

	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2012	$2,041	$(486)	$1,555
OCI before reclassifications	(863)	—	(863)
Amounts reclassified from accumulated OCI	26	49	75
Net current period OCI	(837)	49	(788)
Balance as of March 31, 2013	$1,204	$(437)	$767

The following table summarizes reclassifications out of accumulated OCI for the three months ended March 31, 2013 (in millions):

	Amounts Reclassified from Accumulated OCI	Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts reclassified from accumulated OCI for available-for-sale MBS	$26	(Loss) gain on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	49	Interest expense
Total reclassifications	$75

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
The size and composition of our investment portfolio depends on investment strategies implemented by our Manager, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, evolving regulations or legal settlements that impact servicing practices or other mortgage related activities.

Our Risk Management Strategy
We use a variety of strategies to economically hedge a portion of our exposure to market risks, including interest rate, prepayment and extension risks, to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment, or extension risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the costs on our shorter term borrowings. Because a majority of our leverage is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest rates that we pay on our repurchase agreements. We may experience reduced income or losses based on these rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs.

Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than most bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the "duration gap" between our mortgage assets and our hedge portfolio and our convexity exposure. Duration is the estimated percentage change in market value of our assets that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of a mortgage security changes when the interest rate and prepayment environment changes.

The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about the volatility of future interest rates. We analyze our exposure to non-parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and take actions to attempt to mitigate these risks.

•
Prepayment Risk. Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments earlier than anticipated. Prepayment risk generally increases when interest rates decline. In this scenario, our financial results may be adversely affected as we may have to invest that principal at potentially lower yields.

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, rather than prepay their mortgage loan, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities.

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps (“interest rate swaptions”). We also purchase or sell TBAs, specified agency securities on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts; purchase or write put or call options on TBA securities; and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index (“Markit IOS Index”).
Our hedging instruments are generally not designed to protect our net book value from the risk of an increase of the market spread between the yield on our agency securities and the yield on U.S. Treasury securities or interest rate swap rates, referred to as "spread risk" or "basis risk". The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our agency securities and our net book value could decline.

The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can be no certainty that our Manager's projections of our exposures to interest rates, prepayments or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.
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
Trends and Recent Market Impacts
On September 13, 2012, the Federal Reserve announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at exceptionally low levels through at least mid-2015. QE3 entails large-scale purchases of agency mortgage-backed securities ("MBS") at the pace of $40 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. The program is open-ended in nature, and is intended to put downward pressure on longer-term interest rates, support mortgage markets, and help make the broader financial conditions more accommodative. The Federal Reserve plans to continue their purchases of agency MBS and employ other policy tools, as appropriate, until they foresee substantial improvement in the outlook for the U.S. labor market.
The Federal Reserve's purchases have been concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). The Federal Reserve has purchased an average of approximately $78 billion in agency securities per month during the first quarter of 2013, representing approximately half of the average monthly gross issuance of fixed-rate agency MBS over this period. While prices across the agency MBS spectrum initially increased significantly following the Federal Reserve's QE3 announcement, they decreased during the fourth quarter of 2012 and again during the first quarter of 2013. As of March 31, 2013, agency MBS prices were only slightly higher than those seen prior to the announcement of QE3.

The table below summarizes interest rates and prices of generic fixed-rate agency mortgage-backed securities as of the end of each respective quarter since March 31, 2012:

						Mar. 31, 2013		Mar. 31, 2013
						vs.		vs.
Interest Rate/Security Price (1)	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2012		Mar. 31, 2012
LIBOR:
1-Month	0.20%	0.21%	0.21%	0.25%	0.24%	--0.01	bps	--0.04	bps
3-Month	0.28%	0.31%	0.36%	0.46%	0.47%	--0.03	bps	--0.19	bps
6-Month	0.44%	0.51%	0.64%	0.73%	0.73%	--0.07	bps	--0.29	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.24%	0.25%	0.23%	0.30%	0.33%	--0.01	bps	--0.09	bps
5-Year U.S. Treasury	0.77%	0.72%	0.63%	0.72%	1.04%	+0.05	bps	--0.27	bps
10-Year U.S. Treasury	1.85%	1.76%	1.63%	1.65%	2.21%	+0.09	bps	--0.36	bps
Interest Rate Swap Rate:
2-Year Swap	0.42%	0.39%	0.37%	0.55%	0.58%	+0.03	bps	--0.16	bps
5-Year Swap	0.95%	0.86%	0.76%	0.97%	1.27%	+0.09	bps	--0.32	bps
10-Year Swap	2.01%	1.84%	1.70%	1.78%	2.29%	+0.17	bps	--0.28	bps
30-Year Fixed Rate MBS Price:
3.0%	$103.11	$104.84	$105.58	$102.55	$99.67	-$1.73		+$3.44
3.5%	$105.58	$106.66	$107.25	$105.11	$102.72	-$1.08		+$2.86
4.0%	$106.61	$107.22	$107.75	$106.44	$104.86	-$0.61		+$1.75
4.5%	$107.73	$108.03	$108.25	$107.28	$106.38	-$0.30		+$1.35
5.0%	$108.34	$108.33	$109.06	$108.23	$108.03	+$0.01		+$0.31
5.5%	$109.08	$108.64	$109.63	$109.08	$108.97	+$0.44		+$0.11
6.0%	$109.56	$109.22	$110.44	$109.91	$110.20	+$0.34		-$0.64
15-Year Fixed Rate MBS Price:
2.5%	$103.75	$104.61	$105.13	$103.09	$101.42	-$0.86		+$2.33
3.0%	$105.17	$105.61	$106.00	$104.77	$103.56	-$0.44		+$1.61
3.5%	$106.03	$106.14	$106.41	$105.66	$104.92	-$0.11		+$1.11
4.0%	$107.00	$107.00	$106.91	$106.34	$106.00	—		+$1.00
4.5%	$107.67	$107.55	$107.84	$107.17	$107.20	+$0.12		+$0.47
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above obtained from a combination of Bloomberg and dealer indications. Interest rates obtained from Bloomberg.

In addition to generic fixed-rate agency MBS price declines during the first quarter of 2013, price premiums (or "pay-ups" over generic MBS prices) on specified pools of securities with favorable prepayment attributes also declined during quarter, as market participants shifted concerns over prepayment risk to extension risk amid favorable economic data released during the first quarter and increased expectations of a potential early slowing or discontinuation of the Federal Reserve from QE3.
The table below summarizes pay-ups on specified pools over the corresponding generic agency MBS as of the end of each respective quarter for a select sample of specified securities. Price information provided in the table below is for illustrative purposes only and is not meant to be reflective of our specific portfolio holdings. Actual pay-ups are dependent on specific securities held in our portfolio and prices can vary depending on the source:

						Mar. 31, 2013	Mar. 31, 2013
						vs.	vs.
Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	Mar. 31, 2012	Dec. 31, 2012	Mar. 31, 2012
30-Year Lower Loan Balance Pay-ups ($85k - $110k): (3)
3.0%	$0.13	$0.69	$0.09	N/A	N/A	-$0.56	+$0.13
3.5%	$0.91	$1.64	$1.02	$0.75	$0.31	-$0.73	+$0.60
4.0%	$3.28	$4.19	$3.45	$2.00	$1.25	-$0.91	+$2.03
30-Year HARP Pay-ups (95% - 100% LTV): (4)
3.0%	$0.07	$0.47	$0.06	N/A	N/A	-$0.40	+$0.07
3.5%	$0.70	$1.52	$1.00	$0.63	$0.22	-$0.82	+$0.48
4.0%	$2.85	$4.06	$3.25	$1.94	$1.31	-$1.21	+$1.54
 ________________________

1.	Source: Bloomberg and dealer indications

2.
"Pay-ups” represent the value of the price premium of specified securities over generic TBA pools. The table above includes pay-ups for newly originated specified pools.     Price information is provided for information only and is not meant to be reflective of our specific portfolio holdings. Prices can vary materially depending on the source.

3.	Lower loan balance securities in table above represent pools backed by an original loan balance of $85,000 to $110,000.

4.	HARP securities in table above represent pools backed by 100% refinance loans with loan-to-values ("LTV") of 95% to 100%.
N/A = Not applicable, as TBA coupon was not actively traded as of the applicable date.
Our risk management strategy is designed to protect against larger moves in interest rates, and as a result provided little protection against agency MBS price declines as interest rates increased only modestly during the first quarter of 2013. The widening spread environment and associated underperformance of both generic and specified agency MBS relative to U.S. Treasury securities and interest rate swaps led to a decline in our net book value, whereas prepayments on our portfolio remained relatively low at near 10% during the first quarter of 2013 and the TBA dollar roll market continued to provide favorable financing well below repurchase agreement rates.
As the Federal Reserve continues to deliberate the timing of a potential slowing or discontinuation of QE3 and as agency MBS investors react to changing expectations of the Federal Reserve's actions, we expect the agency MBS market to continue to experience significant volatility. Although the timing of a potential slowing or discontinuation of QE3 is uncertain, we anticipate that the Federal Reserve will continue its large scale purchases of agency MBS through the remainder of fiscal year 2013.
We expect during periods in which the Federal Reserve purchases significant volumes of mortgages, yields on agency MBS securities will be lower than yields would have been absent QE3 and refinancing volumes will be higher than volumes would have been absent QE3. Since returns on agency MBS are highly sensitive to prepayment speeds, we have positioned our investment portfolio towards agency MBS that we believe have favorable prepayment attributes. As of March 31, 2013, 78% of our fixed-rate agency MBS portfolio was comprised of agency securities backed by lower loan balance mortgages (pools backed by original loan balances of up to $150,000) and loans originated under HARP (pools backed by 100% refinance loans with original loan-to-value ratios of greater than 80%), which we believe have a lower risk of prepayment relative to generic agency securities. The remainder of our agency MBS portfolio as of March 31, 2013 was primarily comprised of low coupon, new issuance fixed-rate agency securities. Further, as a result of the favorable TBA dollar roll financing levels resulting from QE3, during the first quarter of 2013, we increased our TBA dollar roll positions, while further reducing our on-balance sheet agency MBS investments financed through repurchase agreements. (See Financial Condition below for further details of our portfolio composition as of March 31, 2013).

The following table summarizes recent prepayment trends for our portfolio and, for comparison, Fannie Mae 2011 30-year fixed-rate generic mortgage-backed securities universe.

Annualized Monthly Constant Prepayment Rates (1)	December 2012	January 2013	February 2013	March 2013
AGNC portfolio	10%	11%	10%	10%
Fannie Mae 2011 30-year fixed-rate MBS universe (2)	35%	31%	30%	26%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

2.	Source: JP Morgan.

FINANCIAL CONDITION
As of March 31, 2013 and December 31, 2012, our investment portfolio consisted of $76.3 billion and $85.2 billion, respectively, of agency MBS and $27.3 billion and $12.9 billion, respectively, of net TBA positions, at fair value.
Our net TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2013 and December 31, 2012, our net TBA positions had a net carrying value of $(11) million and $95 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the TBA contract (or of the underlying agency security) and the cost basis.
The following tables summarize certain characteristics of our agency MBS investment portfolio and our net TBA position as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average			March 2013 Projected Life CPR (1)
					Coupon	Yield	Age (Months)
Investments By Issuer:
Fannie Mae	$50,510	$53,181	105.3%	$54,109	3.63%	2.71%	16	9%
Freddie Mac	20,228	21,167	104.6%	21,437	3.59%	2.78%	15	9%
Ginnie Mae	218	227	104.1%	233	3.76%	1.59%	27	18%
Total / Weighted Average	$70,956	$74,575	105.1%	$75,779	3.62%	2.73%	16	9%

Investments By Security Type:
Fixed-Rate
≤ 15-Year
Lower Loan Balance (2)	$14,153	$14,705	103.9%	$15,212	3.61%	2.61%	24	12%
HARP (3)	1,351	1,405	103.9%	1,442	3.44%	2.46%	19	12%
Other (2009-2012 Vintages) (4)	5,634	5,884	104.4%	5,890	2.86%	1.80%	11	11%
Other (Pre 2009 Vintages)	29	30	104.7%	31	4.62%	2.76%	90	14%
Total ≤ 15-Year	21,167	22,024	104.0%	22,575	3.40%	2.38%	20	12%
Total 20-Year:	417	439	105.5%	451	3.98%	2.90%	20	10%
30-Year:
Lower Loan Balance (2)	16,631	17,683	106.3%	17,966	3.81%	2.89%	16	8%
HARP (3)	21,814	23,190	106.3%	23,493	3.84%	2.92%	13	8%
Other (2009-2012 Vintages) (4)	9,718	9,978	102.7%	10,001	3.14%	2.75%	6	6%
Other (Pre 2009 Vintages) (4)	312	335	107.3%	342	5.61%	3.67%	91	19%
Total 30-Year	48,475	51,186	105.6%	51,802	3.70%	2.88%	13	8%
Total Fixed-Rate	70,059	73,649	105.1%	74,828	3.61%	2.73%	15	9%
Adjustable-Rate	749	773	103.3%	794	4.09%	2.37%	45	21%
CMO	148	153	103.3%	157	3.56%	2.85%	69	15%
Total / Weighted Average	$70,956	$74,575	105.1%	$75,779	3.62%	2.73%	16	9%

	March 31, 2013
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			March 2013 Projected Life CPR (1)
				Coupon	Yield	Age (Months)
Interest-Only Strips
Fannie Mae	$1,251	$228	$233	5.83%	6.99%	32	13%
Freddie Mac	292	50	40	5.59%	11.86%	85	16%
Principal-Only Strips
Fannie Mae	295	235	243	—%	3.95%	17	9%
Total / Weighted Average	$1,838	$513	$516	4.85%	6.07%	30	11%
_______________________

1.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of March 31, 2013.

2.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $96 thousand and $99 thousand for 15-year and 30-year securities, respectively, as of March 31, 2013.

3.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 95% and 106% for 15-year and 30-year securities, respectively, as of March 31, 2013. Includes $0.1 B and $4.8 B of 15-year and 30-year securities with >105 LTV pools which are not deliverable into TBA securities.

4.	Other 15-year and 30-year securities include a total of $1.0 billion and $496 million, respectively, of securities backed by loans with original loan balances ≤ $175,000.

	March 31, 2013
TBAs and Forward Settling Securities	Notional Amount - Long (Short) (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)	Dollar Roll Net Interest Spread (5)
15-Year TBA securities
2.0%	$155	$156	$156	$—	2.50%
2.5%	11,216	11,578	11,611	33	2.15%
3.0%	689	723	724	1	1.38%
Total 15-Year TBAs	12,060	12,457	12,491	34	2.11%
30-Year TBA securities
2.5%	(2,426)	(2,400)	(2,405)	(5)	(2.40)%
3.0%	13,453	13,871	13,815	(56)	2.80%
3.5%	660	694	698	4	2.52%
4.0%	2,521	2,672	2,684	12	1.11%
Total 30-Year TBAs	14,208	14,837	14,792	(45)	2.56%
Total TBAs	$26,268	$27,294	$27,283	$(11)	2.35%
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

5.	Represents dollar roll income (or price drop) on our portfolio stated as a percent of the TBA cost basis on an annualized basis.

	December 31, 2012
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	Weighted Average			December 2012 Projected Life CPR (1)
					Coupon	Yield	Age (Months)
Investments By Issuer:
Fannie Mae	$58,912	$62,120	105.4%	$63,687	3.59%	2.60%	13	10%
Freddie Mac	19,336	20,284	104.9%	20,758	3.58%	2.58%	14	12%
Ginnie Mae	238	248	104.2%	254	3.77%	1.60%	24	19%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	3.59%	2.59%	13	11%

Investments By Security Type:
Fixed-Rate
≤ 15-Year:
Lower Loan Balance (2)	$15,686	$16,296	103.9%	$16,871	3.57%	2.53%	20	13%
HARP (3)	1,312	1,363	103.9%	1,404	3.53%	2.46%	17	14%
Other (2009-2012 Vintages) (4)	11,134	11,612	104.3%	11,670	2.70%	1.62%	7	13%
Other (Pre 2009 Vintages) (4)	31	33	104.7%	34	4.61%	2.71%	88	16%
Total ≤ 15-Year	28,163	29,304	104.1%	29,979	3.22%	2.17%	15	13%
Total 20-Year:	1,517	1,591	104.9%	1,616	3.33%	2.37%	8	10%
30-Year:
Lower Loan Balance (2)	19,004	20,169	106.1%	20,736	3.76%	2.84%	13	9%
HARP (3)	22,897	24,316	106.2%	24,998	3.84%	2.87%	11	9%
Other (2009-2011 Vintages)	5,510	5,815	105.5%	5,875	3.63%	2.70%	9	10%
Other (Pre 2009 Vintages)	394	422	107.1%	431	5.62%	3.64%	87	19%
Total 30-Year	47,805	50,722	106.1%	52,040	3.80%	2.84%	12	9%
Total Fixed-Rate	77,485	81,617	105.3%	83,635	3.58%	2.59%	13	11%
Adjustable-Rate	837	865	103.4%	891	4.12%	2.40%	43	22%
CMO	164	170	103.2%	173	3.75%	2.85%	66	15%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	3.59%	2.59%	13	11%

	December 31, 2012
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			December 2012 Projected Life CPR (1)
				Coupon	Yield	Age (Months)
Interest-Only Strips
Fannie Mae	$1,332	$245	$249	5.82%	6.98%	30	16%
Freddie Mac	328	55	43	5.60%	11.84%	82	17%
Principal-Only Strips
Fannie Mae	302	241	254	—%	3.17%	14	9%
Total / Weighted Average	$1,962	$541	$546	4.89%	5.78%	28	13%
______________________

1.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2012.

2.
Lower loan balance securities represent pools backed by an original loan balance of up to ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $98 thousand and $101 thousand for 15-year and 30-year securities, respectively, as of December 31, 2012.

3.
HARP securities are defined as pools backed by100% refinance loans with LTVs ≥ 80%. Our HARP securities had a weighted average LTV of 95% and 104% for 15-year and 30-year securities, respectively, as of December 31, 2012.

4.	Other 15-year and 30-year securities include a total of $1.2 billion and $920 million, respectively, of securities backed by loans with original loan balances ≤ $175,000.

	December 31, 2012
TBAs and Forward Settling Securities	Notional Amount Long / (Short) (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)	Dollar Roll Net Interest Spread (5)
15-Year TBA securities
2.0%	$(50)	$(51)	$(51)	$—	(2.51)%
2.5%	8,448	8,797	8,837	40	1.77%
3.0%	(25)	(26)	(26)	—	(1.16)%
3.5%	(90)	(95)	(95)	—	(0.66)%
Total 15-Year TBAs	8,283	8,625	8,665	40	1.79%
30-Year TBA securities
3.0%	13,256	13,805	13,880	75	2.72%
3.5%	(5,643)	(5,999)	(6,010)	(11)	(2.27)%
4.0%	(3,419)	(3,656)	(3,665)	(9)	(0.89)%
Total 30-Year TBAs	4,194	4,150	4,205	55	4.92%
Total TBAs	$12,477	$12,775	$12,870	$95	2.81%
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

5.	Represents dollar roll income (or price drop) on our portfolio stated as a percent of the TBA cost basis on an annualized basis.

As of March 31, 2013 and December 31, 2012, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.75% and 2.61%, respectively.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of March 31, 2013 and December 31, 2012, the weighted average final contractual maturity of our agency MBS portfolio was 25 and 24 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 7.4 and 6.6 years as of March 31, 2013 and December 31, 2012, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 9% and 11% as of March 31, 2013 and December 31, 2012, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio, including principal and interest-only strips, was 105.4% of par value as of March 31, 2013, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013				December 31, 2012
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$279	$272	4.54%	3.01%	$1,119	$1,108	4.18%	2.14%
> 3 years and ≤ 5 years	17,428	16,835	3.76%	2.67%	27,448	26,750	3.36%	2.29%
> 5 years and ≤10 years	49,750	49,132	3.68%	2.76%	54,054	52,735	3.69%	2.75%
> 10 years	8,322	8,336	2.96%	2.65%	2,078	2,059	3.44%	2.65%
Total	$75,779	$74,575	3.62%	2.73%	$84,699	$82,652	3.59%	2.59%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.0 and 5.7 years as of March 31, 2013 and December 31, 2012, respectively, and the weighted average life of our principal-only strips was 7.0 and 6.4 years as of March 31, 2013 and December 31, 2012, respectively.
As of March 31, 2013 and December 31, 2012, we held pass-through agency MBS collateralized by adjustable rate mortgage ("ARM") loans with coupons linked to various indices. The following table details the characteristics of our agency ARM MBS portfolio by interest rate index as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013				December 31, 2012
ARM Characteristics	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average	Six-Month Libor	One-Year Libor	One-Year Treasury	Twelve-Month Treasury Average
Weighted average term to next reset (months)	20	55	33	18	22	58	36	20
Weighted average margin	1.59%	1.78%	1.56%	1.84%	1.59%	1.78%	1.56%	1.84%
Weighted average annual period cap	1.12%	2.00%	1.09%	1.00%	1.11%	2.00%	1.09%	1.00%
Weighted average lifetime cap	10.62%	9.25%	8.90%	10.04%	10.61%	9.24%	8.90%	10.06%
Par value	$62	$344	$236	$107	$69	$386	$258	$124
Percentage of investment portfolio at par value	0.09%	0.48%	0.33%	0.15%	0.09%	0.49%	0.33%	0.16%
The following table details the number of months to the next reset for our agency MBS collateralized by ARMs as of March 31, 2013 and December 31, 2012 (dollars in millions):

	March 31, 2013			December 31, 2012
ARM Months to Reset	Fair Value	% Total	Average Reset	Fair Value	% Total	Average Reset
< 1 year	$130	16%	5	$127	14%	6
≥ 1 year and < 2 years	201	25%	19	178	20%	19
≥ 2 years and < 3 years	31	4%	28	105	12%	26
≥ 3 years and < 5 years	268	34%	48	269	30%	50
≥ 5 years	164	21%	82	212	24%	83
Total / Weighted Average	$794	100%	40	$891	100%	43
As of March 31, 2013 and December 31, 2012, we did not have investments in agency debenture securities.

RESULTS OF OPERATIONS
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including adjusted net interest expense, net spread income and estimated taxable income and certain financial metrics derived from non-GAAP information, such as cost of funds and estimated undistributed taxable income. By providing users of our financial information with such measures in addition to the related GAAP measures, we believe it gives users greater transparency into the information used by our management in its financial and operational decision-making and, in the case of estimated taxable income, information that is directly related to the amount of dividends we are required to distribute in order to maintain our REIT qualification status. However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.
The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2013 and December 31, 2012 and our condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2013 and 2012 (in millions, except per share amounts):

Balance Sheet Data	March 31, 2013	December 31, 2012
	(unaudited)
Investment portfolio, at fair value	$76,295	$85,245
Total assets	$93,369	$100,453
Repurchase agreements and other debt	$67,122	$75,415
Total liabilities	$81,727	$89,557
Total stockholders' equity	$11,642	$10,896
Net asset value per common share as of period end (1)	$28.93	$31.64

	Three Months Ended March 31,
Statement of Comprehensive Income Data (unaudited)	2013	2012
Interest income	$547	$514
Interest expense (2)	140	106
Net interest income	407	408
Other (loss) income, net (2)	(124)	263
Expenses	42	28
Income before income tax provision	241	643
Income tax provision, net	10	2
Net income	231	641
Dividend on preferred stock	3	—
Net income available to common shareholders	$228	$641

Net income	$231	$641
Other comprehensive loss (2)	(788)	(54)
Comprehensive (loss) income	(557)	587
Dividend on preferred stock	3	—
Comprehensive (loss) income (attributable) available to common shareholders	$(560)	$587

Weighted average number of common shares outstanding - basic and diluted	356.2	240.6
Net income per common share - basic and diluted	$0.64	$2.66
Comprehensive (loss) income per common share - basic and diluted	$(1.57)	$2.44
Dividends declared per common share	$1.25	$1.25

	Three Months Ended March 31,
Other Data (unaudited)	2013	2012
Average agency securities, at par	$73,922	$59,082
Average agency securities, at cost	$78,009	$61,962
Average total assets, at fair value	$95,410	$68,257
Net TBA dollar roll position - as of period end, at par	$26,268	NM
Net TBA dollar roll position - as of period end, at cost	$27,294	NM
Net TBA dollar roll position - as of period end, at market value	$27,283	NM
Net TBA dollar roll position - as of period end, carrying value (3)	$(11)	NM
Average net TBA dollar roll position, at cost	$17,892	NM
Average repurchase agreements and other debt	$70,591	$57,480
Average stockholders' equity (4)	$10,843	$6,984
Average coupon (5)	3.68%	4.15%
Average asset yield (6)	2.80%	3.32%
Average cost of funds (7)	(1.28)%	(1.01)%
Average net interest rate spread (8)	1.52%	2.31%
Average net interest rate spread, including estimated TBA dollar roll income (9)	1.87%	NM
Average coupon (as of period end)	3.73%	3.99%
Average asset yield (as of period end)	2.75%	3.06%
Average cost of funds (as of period end) (10)	(1.32)%	(0.99)%
Average net interest rate spread (as of period end)	1.43%	2.07%
Average net interest rate spread, including estimated TBA dollar roll income (as of period end) (11)	1.71%	NM
Net comprehensive income (loss) return on average common equity - annualized (12)	(21.3)%	33.7%
Economic (loss) return on common equity - annualized (13)	(18.7)%	37.7%
Leverage (average during the period) (14)	6.5:1	8.2:1
Leverage, including net TBA dollar roll position (average during the period)	8.2:1	NM
Leverage (as of period end) (15)	5.7:1	8.4:1
Leverage, including net TBA dollar roll position (as of period end)	8.1:1	NM
Expenses % of average assets (16)	0.18%	0.16%
Expenses % of average assets, including average net TBA dollar roll position	0.15%	NM
Expenses % of average equity (17)	1.57%	1.60%
_______________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

NM = Not meaningful. Prior to the fourth quarter of 2012, our net TBA position primarily consisted of short TBAs used for hedging purposes.

1.
Net asset value per common share calculated as our total stockholders' equity, less our 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference of $25 per preferred share, divided by our number of common shares outstanding as of period end.

2.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion further below and Notes 3 and 6 of our Consolidated Financial Statements in this Report on Form 10-Q for additional information regarding our discontinuance of hedge accounting.

3.
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

4.	Average stockholders' equity calculated as our average month-ended stockholders' equity during the quarter.

5.	Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

6.
Average asset yield for the period was calculated by dividing our total cash interest income on agency securities, less amortization of premiums and discounts, by our average amortized cost of agency securities held.

7.
Cost of funds includes repurchase agreements, debt of consolidated VIEs and interest rate swaps, but excludes interest rate swap termination fees and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Weighted average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and debt of consolidated VIEs outstanding for the period.

8.	Net interest rate spread for the period was calculated by subtracting our average cost of funds from our average asset yield.

9.
Estimated TBA dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

10.
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

11.
Estimated TBA dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

12.
Net comprehensive income (loss) return on average common equity for the period was calculated by dividing our comprehensive income available to common shareholders by our average stockholders' equity, net of the 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference.

13.
Economic (loss) return on common equity represents the sum of the change in our net asset value per common share and our dividends declared on common stock during the period over our beginning net asset value per common share.

14.
Leverage during the period was calculated by dividing our daily weighted average repurchase agreements and debt of consolidated VIEs outstanding for the period by our average stockholders' equity for the period.

15.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by our total stockholders' equity at period end.

16.	Expenses as a percentage of average total assets calculated by dividing our total expenses by our average total assets for the period on an annualized basis.

17.	Expenses as a percentage of average stockholders' equity, calculated by dividing our total expenses by our average stockholders' equity on an annualized basis.

Interest Income and Asset Yield
The following table summarizes our interest income for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013		2012
	Amount	Yield	Amount	Yield
Cash interest income	$681	3.68%	$614	4.15%
Premium amortization	(134)	(0.88)%	(100)	(0.83)%
Interest income	$547	2.80%	$514	3.32%
Actual portfolio CPR	10%		10%
Projected life CPR as of period end	9%		9%
Average 30-year fixed-rate mortgage rate as of period end (1)	3.57%		3.99%
10-year U.S. Treasury rate as of period end	1.85%		2.21%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

Interest income was $547 million and $514 million for the three months ended March 31, 2013 and 2012, respectively, due to a 25% increase in our average agency MBS portfolio as a function of follow-on equity raises, partially offset by a 52 basis point ("bps") decline in our weighted average asset yield. The decline in our average asset yield was largely due to lower long-term interest rates as a result of the Federal Reserve's ongoing quantitative easing measures. Our interest income does not include TBA dollar roll income reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
Despite lower mortgage rates, our weighted average actual prepayment rate was 10% for the three months ended March 31, 2013, unchanged from the three months ended March 31, 2012, and our weighted average projected life CPR remained largely unchanged at 9% as of March 31, 2013, compared to March 31, 2012, due to larger relative holdings of HARP, lower loan balance and other securities with favorable prepayment attributes. During three months ended March 31, 2013 and 2012, our weighted average forecasted CPR declined 160 bps and 468 bps, respectively, from the preceding quarter-end, resulting in the recognition of approximately $32 million and $28 million, respectively, of "catch-up" premium amortization benefit during the three month periods.

The following is a summary of the impact of changes in the principal elements of interest income between the three months ended March 31, 2013 and 2012 (in millions):

Three Months Ended March 31, 2013 vs March 31, 2012
		Due to Change in Average (1)
	Increase	Volume	Yield
Interest Income	$33	$83	$(50)
____________________

1.	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.
Leverage
Our leverage was 5.8 times and 8.0 times our stockholders' equity as of March 31, 2013 and 2012, respectively, or 5.7 times and 8.4 times our stockholders' equity, respectively, when adjusted for the net payables and receivables for unsettled securities. Inclusive of our net TBA position, our leverage was 8.1 times our stockholders' equity as of March 31, 2013. While TBA commitments are treated as derivatives under GAAP and, thus, not included in our repurchase agreement ("repo") and other debt leverage calculations, they do carry similar risks as purchases made on our balance sheet of agency assets. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions).
The table below presents our quarterly average and quarter-end repo and other debt balance outstanding and leverage ratios for the three months ended March 31, 2013, December 31, 2012 and March 31, 2012 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)	Adjusted Leverage as of Period End, Including Net TBA Position (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
March 31, 2013	$70,591	$75,580	$67,122	0.52%	0.47%	6.5:1	5.8:1	5.7:1	8.1:1
December 31, 2012	$74,649	$80,262	$75,415	0.51%	0.51%	6.7:1	6.9:1	7.0:1	8.2:1
March 31, 2012	$57,480	$69,867	$69,866	0.38%	0.37%	8.2:1	8.0:1	8.4:1	NM

 _______________________

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

3.
Leverage as of period end, net of unsettled trades was calculated by dividing the sum of the amount outstanding under our repurchase agreements, net payables and receivables for unsettled securities and debt of consolidated VIEs by our total stockholders’ equity at period end.

4.
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our repurchase agreements, debt of consolidated VIEs, the cost basis (or contract price) of our net long TBA position and net payables and receivables for unsettled securities by our total stockholders' equity at period end.

NM = Not meaningful. Prior to the fourth quarter of 2012, our net TBA position primarily consisted of short TBAs used for hedging purposes.

Interest Expense and Cost of Funds

Interest expense of $140 million and $106 million for the three months ended March 31, 2013 and 2012, respectively, was primarily comprised of interest expense on our repurchase agreements and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps described further below. When adjusted for other periodic swap expense included in our consolidated statement of comprehensive income in gain (loss) on derivative instruments and other securities, net, our adjusted net interest expense was $224 million and $145 million for the three months ended March 31, 2013 and 2012, respectively.
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

We refer to the sum of our total net periodic interest costs on our interest rate swaps and interest expense on our repurchase agreements and other debt as our "adjusted net interest expense" or as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance. Our cost of funds does not include swap termination fees and costs associated with our other supplemental hedges, such as swaptions, short U.S. Treasury or TBA positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense (a non-GAAP financial measure) for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
	2013		2012
Adjusted Net Interest Expense and Cost of Funds	Amount	% (1)	Amount	% (1)
Interest expense:
Repurchase agreement and other debt interest expense	$91	0.52%	$54	0.38%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	49	0.28%	52	0.36%
Total interest expense	140	0.80%	106	0.74%
Other periodic interest costs of interest rate swaps, net	84	0.48%	39	0.27%
Total adjusted net interest expense and cost of funds	$224	1.28%	$145	1.01%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.
The table below presents a summary of our debt and interest rate swaps outstanding for the three months ended March 31, 2013 and 2012 (dollars in millions):

	Three Months Ended March 31,
Average Debt and Interest Rate Swaps Outstanding	2013	2012
Average repurchase agreements and other debt	$70,591	$57,480
Average notional amount of interest rate swaps	$44,717	$28,909
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	63%	50%
Weighted average pay rate on interest rate swaps	1.46%	1.56%

Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of March 31, 2013, we had $5.2 billion of forward starting interest rate swaps outstanding with forward start dates through September 2013 and no interest rate swaps set to expire over the same period. As of March 31, 2012, we had $7.2 billion of forward starting interest rate swaps outstanding with forward start dates through June 2012, compared to $0.4 billion of interest rate swaps set to expire over the same time period.
The period-over-period increase in our adjusted net interest expense was largely attributable to the increase in our investment portfolio and the corresponding increase in our average repurchase agreements and other debt balances outstanding and a higher cost of funds. Our higher cost of funds was reflective of higher repo rates and a higher ratio of interest rate swaps outstanding to repurchase agreements and other debt, which was partially offset by a decrease in the weighted average pay rate on our interest rate swaps. Our higher repo cost is primarily a function of higher repo rates in the market and the higher rates associated with longer maturities resulting from extending the average original days-to-maturity of our repo funding to 183 days as of March 31, 2013 from 104 days as of March 31, 2012.

The following is a summary of the impact of changes in the principal elements of our total adjusted interest expense and cost of funds between the three months ended March 31, 2013 and 2012 (in millions):

Three Months Ended March 31, 2013 vs March 31, 2012
		Due to Change in Average (1)
	Increase	Volume	Yield
Repurchase agreements and other debt expense	$37	$14	$23
Periodic interest rate swap costs (2)	42	48	(6)
Total adjusted net interest expense and cost of funds	$79	$62	$17
____________________

1.	Variances that are the combined effect of volume and yield, but cannot be separately identified, are allocated to the volume and yield variances based on their respective relative amounts.

2.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities in our consolidated statements of comprehensive income. Change due to interest rate reflects impact of change on the weighted average fixed pay rate, net of change in the weighted average receive rate.

Net Spread Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread income (a non-GAAP financial measure) for the three months ended March 31, 2013 and 2012 (dollars in millions).

	Three Months Ended March 31,
	2013	2012
Net interest income	$407	$408
Other periodic interest costs of interest rate swaps, net	84	39
Adjusted net interest income	323	369
Operating expenses	42	28
Net spread income	281	341
Dividend on preferred stock	3	—
Net spread income available to common shareholders	$278	$341
Weighted average number of common shares outstanding - basic and diluted	356.2	240.6
Net spread income per common share - basic and diluted	$0.78	$1.42
The period-over-period decline in net spread income per common share is primarily a function of margin compression due to lower asset yields and higher cost of funds. Our net spread income does not include TBA dollar roll income of $142 million, or $0.40 per common share, for the three months ended March 31, 2013, reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. During the three months ended March 31, 2012, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.
(Loss) Gain on Sale of Agency Securities, Net
The following table is a summary of our net (loss) gain on sale of agency MBS for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Agency MBS sold, at cost	$(20,328)	$(9,243)
Proceeds from agency MBS sold (1)	20,302	9,459
Net (loss) gain on sale of agency MBS	$(26)	$216

Gross gain on sale of agency MBS	$87	$220
Gross loss on sale of agency MBS	(113)	(4)
Net (loss) gain on sale of agency MBS	$(26)	$216
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales were primarily a function of repositioning our agency MBS portfolio towards securities with attributes our Manager believes provide a greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors. Additionally, during the three months ended March 31, 2013, we increased our TBA dollar roll positions and reduced our on-balance sheet MBS holdings.
(Loss) Gain on Derivative Instruments and Other Securities, Net
The following table is a summary of our (loss) gain on derivative instruments and other securities, net for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Periodic interest costs of interest rate swaps, net (1)	$(84)	$(39)
Realized gain (loss) on derivative instruments and other securities, net:
Purchase of TBAs and forward settling agency securities	(61)	110
Sale of TBAs and forward settling agency securities	65	(77)
Interest rate payer swaptions	(42)	(5)
Short sales of U.S. Treasury securities	75	(6)
U.S. Treasury futures	—	(17)
Interest rate swap termination fees	(24)	—
Other	—	1
Total realized gain on derivative instruments and other securities, net	13	6
Unrealized (loss) gain on derivative instruments and other securities, net: (2)
Purchase of TBAs and forward settling agency securities	(124)	(43)
Sale of TBAs and forward settling agency securities	18	26
Interest-only and principal-only strips	(1)	1
Interest rate swaps	162	(5)
Interest rate payer swaptions	(2)	8
Short sales of U.S. Treasury securities	(78)	58
U.S. Treasury Futures	(15)	38
Debt of consolidated VIEs	13	(3)
Total unrealized (loss) gain on derivative instruments and other securities, net	(27)	80
Total loss (gain) on derivative instruments and other securities, net	$(98)	$47
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled or expired derivative instruments and other securities.
Gains and losses from purchases and sales of TBAs and forward settling positions totaled a net loss of $102 million for the three months ended March 31, 2013, consisting of $142 million of net TBA dollar roll income and a net loss of $244 million due to price declines.
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $33 million and $22 million during the three months ended March 31, 2013 and 2012, respectively; the period-over-period increase of which was primarily a function of our follow-on equity raises. General and administrative expenses were $9 million and $6 million during the three months ended March 31, 2013 and 2012, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. Our total operating expense as a percentage of our average stockholders' equity decreased period-over-period to 1.57% for the current period from 1.60% for the prior year period due to improved operating leverage.

Dividends and Income Taxes
For the three months ended March 31, 2013 and 2012, we had estimated taxable income of $177 million and $489 million (or $0.50 and $2.03 per common share), respectively.
As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses, and (iv) permanent differences for excise tax expense. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2013 and 2012 (dollars in millions).

	Three Months Ended March 31,
	2013	2012
Net income	$231	$641
Book to tax differences:
Premium amortization, net	(34)	(28)
Realized loss, net	(53)	(46)
Unrealized gain (loss), net	30	(80)
Other	6	2
Total book to tax differences	(51)	(152)
Estimated REIT taxable income	180	489
Dividend on preferred stock	3	—
Estimated REIT taxable income available to common shareholders	$177	$489
Weighted average number of common shares outstanding - basic and diluted	356.2	240.6
Estimated REIT taxable income per common share - basic and diluted	$0.50	$2.03
Our estimated taxable income for the three months ended March 31, 2013 was negatively impacted by net realized losses of approximately $(0.55) per common share recognized for tax purposes due to monthly settlements of our TBA dollar roll positions during a period of price declines. By comparison, price changes on our agency MBS portfolio are recognized for tax purposes upon a sale of the security. Total estimated net taxable income (loss) attributable to our TBA dollar roll position for the three months ended March 31, 2013 was approximately $(0.15) per common share, or approximately $(0.55) per common share of net realized losses and approximately $0.40 per common share of estimated net carry income.
For the three months ended March 31, 2013 and 2012, we declared common dividends of $1.25 per common share. For the three months ended March 31, 2013, we declared dividends on our Series A Preferred Stock of $0.50 per preferred share. We did not have preferred stock outstanding during the three months ended March 31, 2012.
As of March 31, 2013, we have an estimated $430 million of undistributed taxable income, including an estimated $250 million related to our 2012 tax year, net of our March 31, 2013 common dividend payable of $499 million. We expect to distribute our remaining fiscal year 2012 taxable income during fiscal year 2013 under the available spill-back provision so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the three months ended March 31, 2013 and 2012, we accrued a federal excise tax of $0 and $2 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.
In addition, our TRS is subject to corporate federal and state income taxes at the combined federal and state corporate statutory tax rate of 39.5%. For the three months ended March 31, 2013 and 2012, we recorded an income tax provision $10 million and $0, respectively, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three months ended March 31, 2013 and 2012 (in millions):

	Three Months Ended March 31,
	2013	2012
Unrealized gain on AFS securities, net:
Unrealized (loss) gain, net	$(863)	$110
Reversal of prior period unrealized loss (gain), net, upon realization	26	(216)
Unrealized loss on AFS securities, net:	(837)	(106)
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	49	52
Total other comprehensive loss	$(788)	$(54)

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
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of March 31, 2013, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
Follow-on Common Stock Offering
In March 2013, we completed a public offering in which 57.5 million shares of our common stock were sold to the underwriters at a price of $31.34 per share.  Upon completion of the March offering, we received proceeds, net of offering expenses, of approximately $1.8 billion. The underwriters in the offering sold the shares of our common stock in one or more transactions on the NASDAQ Global Select Market, in the over-the-counter market, through negotiated transactions or otherwise at market prices prevailing at the time of sale.

At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During the three months ended March 31, 2013, we had no sales under this program. As of March 31, 2013, 16.7 million shares remain available for issuance under these sales agreements. The sales agreements will remain in effect until all of the shares are sold under the agreements, subject to early termination rights.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the three months ended March 31, 2013, there were no shares issued under the plan. As of March 31, 2013, 4.7 million shares remain under the plan.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2013, we had no stock repurchases under the program. As of March 31, 2013, we have $423 million remaining available for stock repurchases under the program.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage ratio was 5.7 times the amount of our stockholders’ equity as of March 31, 2013, including our total borrowings and net payables/receivables for agency securities not yet settled. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin and was 0.47% as of March 31, 2013. As of March 31, 2013, our repurchase agreements had a weighted average original days-to-maturity of 183 days and a remaining weighted average days-to-maturity of 118 days.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2013, we had master repurchase agreements with 32 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of March 31, 2013, less than 3% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 11% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2013. For further details regarding our borrowings under repurchase agreements and other debt as of March 31, 2013, please refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

	March 31, 2013
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	17	58%
Europe	10	31%
Asia	5	11%
	32	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2013, haircuts on our pledged collateral remained stable and as of March 31, 2013, our weighted average haircut was less than 5% of the value of our collateral.
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
As of March 31, 2013, we have met all of our margin requirements and we had unrestricted cash and cash equivalents of $2.8 billion and unpledged agency securities of $4.3 billion available to settle our net payable for agency securities, meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we maintain an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed-rate assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA securities, U.S. Treasury securities, futures and other instruments. Please refer to Notes 3 and 6 to our consolidated financial statements in this Quarterly Report on Form 10-Q for further details regarding our use of derivative instruments.
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
TBA Dollar Roll Transactions
We may also enter into TBA dollar roll transactions as a means of investing in and financing agency securities. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of March 31, 2013, our total "at risk" leverage, net of unsettled securities, was 8.1 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take physical delivery of the underlying securities. If we were required to take physical delivery, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2013, the total cost basis (or forward purchase commitment) and the total market value of our net TBA position was $27.3 billion and $27.3 billion, respectively. Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our collateral pledged declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing we believe that we will have adequate sources of liquidity to meet such obligations.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2013, approximately 93% of our fixed-rate agency MBS portfolio (or approximately 91% of our total agency MBS portfolio) was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of March 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
All changes in income and value in the table below are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates as of March 31, 2013. Given the low level of interest rates, we also apply a floor of 0% for all anticipated interest rates included in our analysis, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level. However, because estimated prepayment speeds are impacted to a lesser degree by this floor, it is expected that an increase in our prepayment speeds as a result of a hypothetical interest rate decrease would result in an acceleration of our premium amortization and could result in reinvestment of such prepaid principal into lower yielding assets.
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

	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (1)	Portfolio Value (2) (3)	Net Asset Value (2) (4)
+100 Basis Points	-9.5%	-1.60%	-10.80%
+50 Basis Points	-4.3%	-0.60%	-4.20%
-50 Basis Points	5.0%	-0.10%	-0.90%
-100 Basis Points	-6.3%	-1.20%	-8.20%
________________

1.
Estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of March 31, 2013. Includes the effect of periodic interest costs on our interest rate swaps that are not designated as hedges under U.S. GAAP, but excludes costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions, and TBA dollar roll income. Base case scenario assumes a forecasted CPR of 9% as of March 31, 2013. Rate shock scenarios assume a forecasted CPR of 7%, 8%, 11% and 15% for the +100 basis points, +50 basis points, - 50 basis points and -100 basis points scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

2.	Includes the effect of derivatives and other securities used for economic hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of March 31, 2013.

4.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of March 31, 2013.
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
Spread Risk

When the market spread widens between the yield on our agency securities and benchmark interest rates, our net book value could decline if the value of our agency securities fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk". The spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of March 31, 2013, we had unrestricted cash and cash equivalents of $2.8 billion and unpledged agency securities of $4.3 billion available to settle our net payable for agency securities, meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our agency securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Counterparty Credit Risk

We are exposed to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to our repurchase agreements and derivative contracts fail to perform their obligations under such agreements. The amount of assets we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such assets as well as the value of our derivative contracts. In the event of a default by a counterparty we may not receive payments provided for under the terms of our agreements and may have difficulty obtaining our assets pledged as collateral under such agreements. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. However, there is no guarantee our efforts to manage counterparty credit risk will be successful and we could suffer significant losses if unsuccessful.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of March 31, 2013, we had no legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults Upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.
Item 6.     Exhibits and Financial Statement Tables
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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	May 9, 2013