Form 10-Q
period 2013-06-30
American Capital Agency Corp
filed 2013-08-08
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of July 31, 2013 was 396,179,272

AMERICAN CAPITAL AGENCY CORP.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $71,261 and $79,966, respectively)	$75,926	$83,710
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,281	1,535
U.S. Treasury securities (including pledged securities of $2,569)	3,671	—
Cash and cash equivalents	2,923	2,430
Restricted cash	1,216	399
Derivative assets, at fair value	1,876	301
Receivable for securities sold (including pledged securities of $1,338)	2,070	—
Receivable under reverse repurchase agreements	9,430	11,818
Other assets	270	260
Total assets	$98,663	$100,453
Liabilities:
Repurchase agreements	$72,451	$74,478
Debt of consolidated variable interest entities, at fair value	783	937
Payable for securities purchased	3,167	556
Derivative liabilities, at fair value	1,544	1,264
Dividends payable	420	427
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	9,931	11,763
Accounts payable and other accrued liabilities	87	132
Total liabilities	88,383	89,557
Stockholders’ equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
8.000% Series A Cumulative Redeemable Preferred Stock; 6.9 shares issued and outstanding; liquidation preference of $25 per share ($173)	167	167
Common stock - $0.01 par value; 600.0 shares authorized:
396.2 and 338.9 shares issued and outstanding, respectively	4	3
Additional paid-in capital	11,255	9,460
Retained earnings (deficit)	852	(289)
Accumulated other comprehensive (loss) income	(1,998)	1,555
Total stockholders’ equity	10,280	10,896
Total liabilities and stockholders’ equity	$98,663	$100,453

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2013	2012	2013	2012
Interest income:
Interest income	$545	$504	$1,092	$1,018
Interest expense	131	120	271	226
Net interest income	414	384	821	792
Other income (loss), net:
Gain (loss) on sale of agency securities, net	17	417	(9)	633
Gain (loss) on derivative instruments and other securities, net	1,444	(1,029)	1,346	(982)
Total other income (loss), net	1,461	(612)	1,337	(349)
Expenses:
Management fees	37	28	70	50
General and administrative expenses	9	8	18	14
Total expenses	46	36	88	64
Income (loss) before income tax	1,829	(264)	2,070	379
(Benefit) provision for income taxes, net	—	(3)	10	(1)
Net income (loss)	1,829	(261)	2,060	380
Dividend on preferred stock	3	3	7	3
Net income (loss) available (attributable) to common shareholders	$1,826	$(264)	$2,053	$377

Net income (loss)	$1,829	$(261)	$2,060	$380
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(2,813)	689	(3,650)	583
Unrealized gain on derivative instruments, net	48	52	97	104
Other comprehensive (loss) income	(2,765)	741	(3,553)	687
Comprehensive (loss) income	(936)	480	(1,493)	1,067
Dividend on preferred stock	3	3	7	3
Comprehensive (loss) income (attributable) available to common shareholders	$(939)	$477	$(1,500)	$1,064

Weighted average number of common shares outstanding - basic and diluted	396.4	301.0	376.4	270.8
Net income (loss) per common share - basic and diluted	$4.61	$(0.88)	$5.45	$1.39
Comprehensive (loss) income per common share - basic and diluted	$(2.37)	$1.58	$(3.99)	$3.93
Dividends declared per common share	$1.05	$1.25	$2.30	$2.50
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit)Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	6.9	$167	338.9	$3	$9,460	$(289)	$1,555	$10,896
Net income	—	—	—	—	—	2,060	—	2,060
Other comprehensive income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(3,650)	(3,650)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	97	97
Issuance of common stock	—	—	57.6	1	1,802	—	—	1,803
Repurchase of common stock	—	—	(0.3)	—	(7)	—	—	(7)
Preferred dividends declared	—	—	—	—	—	(7)	—	(7)
Common dividends declared	—	—	—	—	—	(912)	—	(912)
Balance, June 30, 2013	6.9	$167	396.2	$4	$11,255	$852	$(1,998)	$10,280

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six months ended June 30,
	2013	2012
Operating activities:
Net income	$2,060	$380
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	232	296
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	97	104
Loss (gain) on sale of agency securities, net	9	(633)
(Gain) loss on derivative instruments and other securities, net	(1,346)	982
Increase in other assets	(10)	(54)
(Decrease) increase in accounts payable and other accrued liabilities	(38)	11
Accretion of discounts on debt of consolidated variable interest entities	8	—
Net cash provided by operating activities	1,012	1,086
Investing activities:
Purchases of agency securities	(33,962)	(62,091)
Proceeds from sale of agency securities	33,318	33,285
Principal collections on agency securities	5,304	4,337
Purchases of U.S. Treasury securities	(28,555)	(20,358)
Proceeds from sale of U.S. Treasury securities	23,396	20,728
Net proceeds from (payments made) on reverse repurchase agreements	2,388	(511)
Net payments on other derivative instruments not designated as qualifying hedges	(306)	(456)
(Increase) decrease in restricted cash	(817)	34
Net cash provided by (used in) investing activities	766	(25,032)
Financing activities:
Proceeds from repurchase arrangements	209,673	207,471
Payments made on repurchase agreements	(211,700)	(185,612)
Proceeds from debt of consolidated variable interest entities	—	901
Repayments on debt of consolidated variable interest entities	(128)	(9)
Net proceeds from preferred stock issuances	—	167
Net proceeds from common stock issuances	1,803	2,360
Payments made on common stock repurchases	(7)	—
Cash dividends paid	(926)	(600)
Net cash (used in) provided by financing activities	(1,285)	24,678
Net change in cash and cash equivalents	493	732
Cash and cash equivalents at beginning of period	2,430	1,367
Cash and cash equivalents at end of period	$2,923	$2,099
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

Note 3. Summary of Significant Accounting Policies
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities (“ASC 320”), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our investment securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our investment securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) ("OCI"), a separate component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 20 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market and may be centrally cleared through a registered commodities exchange (“centrally cleared swaps”).
We estimate the fair value of our "non-centrally cleared" swaps using a combination of inputs from counterparty and third-party pricing models to estimate the net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period. We also incorporate both our own and our counterparties’ nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
We estimate the fair value of our centrally cleared swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price.
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
Interest rates swaption agreements are privately negotiated in the OTC market and are not subject to central clearing. We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
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
U.S. Treasury securities
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Gains and losses associated with purchases and short sales of U.S. Treasury securities and U.S. Treasury futures are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 4. Investment Securities

As of June 30, 2013, we had agency MBS at fair value of $77.2 billion, with a total cost basis of $78.8 billion. The net unamortized premium balance on our investment portfolio as of June 30, 2013 was $3.9 billion, including interest-only and principal-only strips. The following tables summarize our investments in agency MBS as of June 30, 2013 (dollars in millions):

	June 30, 2013
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$56,097	$18,385	$196	$74,678
Unamortized premium	2,800	870	8	3,678
Amortized cost	58,897	19,255	204	78,356
Gross unrealized gains	179	77	3	259
Gross unrealized losses	(1,373)	(497)	—	(1,870)
Total available-for-sale agency MBS, at fair value	57,703	18,835	207	76,745
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost (1)	433	45	—	478
Gross unrealized gains	7	1	—	8
Gross unrealized losses	(13)	(11)	—	(24)
Total agency MBS remeasured at fair value through earnings	427	35	—	462
Total agency MBS, at fair value	$58,130	$18,870	$207	$77,207
Weighted average coupon as of June 30, 2013 (2)	3.53%	3.65%	3.76%	3.56%
Weighted average yield as of June 30, 2013 (3)	2.67%	2.85%	1.53%	2.71%
Weighted average yield for the three months ended June 30, 2013 (3)	2.86%	3.07%	1.09%	2.92%
Weighted average yield for the six months ended June 30, 2013 (3)	2.83%	2.94%	1.34%	2.86%
 ________________________

1.
The underlying unamortized principal balance (“UPB” or “par value”) of our interest-only agency MBS strips was $1.4 billion and the weighted average contractual interest we are entitled to receive was 5.77% of this amount as of June 30, 2013. The par value of our principal-only agency MBS strips was $287 million as of June 30, 2013.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of June 30, 2013.

3.	Incorporates a weighted average future constant prepayment rate assumption of 7% based on forward rates as of June 30, 2013.

	June 30, 2013
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$77,535	$245	$(1,870)	$75,910
Adjustable-Rate	682	12	—	694
CMO	139	2	—	141
Interest-only and principal-only strips	478	8	(24)	462
Total agency MBS	$78,834	$267	$(1,894)	$77,207

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

As of June 30, 2013 and December 31, 2012, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of June 30, 2013 and December 31, 2012, our weighted average expected constant prepayment rate (“CPR”) over the remaining life of our aggregate agency MBS portfolio was 7% and 11%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of June 30, 2013 and December 31, 2012 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2013				December 31, 2012
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	244	239	4.91%	3.31%	1,119	1,108	4.18%	2.14%
> 3 years and ≤ 5 years	14,794	14,630	3.79%	2.76%	27,448	26,750	3.36%	2.29%
> 5 years and ≤10 years	42,629	43,565	3.39%	2.62%	54,054	52,735	3.69%	2.75%
> 10 years	19,078	19,922	3.39%	2.79%	2,078	2,059	3.44%	2.65%
Total	$76,745	$78,356	3.47%	2.69%	$84,699	$82,652	3.59%	2.59%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.4 and 5.7 years as of June 30, 2013 and December 31, 2012, respectively. The weighted average life of our principal-only strips was 8.1 and 6.4 years as of June 30, 2013 and December 31, 2012, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders' equity, for our available-for-sale securities for the three and six months ended June 30, 2013 and 2012 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Prior Period Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Three months ended June 30, 2013	$1,204	(2,796)	(17)	$(1,609)
Three months ended June 30, 2012	$896	1,106	(417)	$1,585
Six months ended June 30, 2013	$2,041	(3,659)	9	$(1,609)
Six months ended June 30, 2012	$1,002	1,216	(633)	$1,585

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2013 and December 31, 2012 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2013	$60,971	$(1,866)	$75	$(4)	$61,046	$(1,870)
December 31, 2012	$8,430	$(25)	$—	$—	$8,430	$(25)

As of June 30, 2013 and December 31, 2012, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the government-sponsored entity or government guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three and six months ended June 30, 2013 and 2012.
Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency MBS for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended		Six Months Ended
Agency MBS	June 30, 2013	June 30, 2012	June 30, 2013	June 30, 2012
Agency MBS sold, at cost	$(15,069)	$(25,843)	$(35,397)	$(35,086)
Proceeds from agency MBS sold (1)	15,086	26,260	35,388	35,719
Net gain (loss) on sale of agency MBS	$17	$417	$(9)	$633

Gross gain on sale of agency MBS	$93	$425	$180	$645
Gross loss on sale of agency MBS	(76)	(8)	(189)	(12)
Net gain (loss) on sale of agency MBS	$17	$417	$(9)	$633
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three and six months ended June 30, 2013, we recognized an unrealized loss of $20 million and $21 million, respectively, and for the three and six months ended June 30, 2012 we recognized an unrealized loss of $2 million and $1 million, respectively, in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income for the change in value of investments in interest-only and principal-only strips, net of prior period reversals. For the three and six months ended June 30, 2013 and 2012, there were no sales of interest-only or principal-only securities.
Pledged Assets
The following tables summarize our assets pledged as collateral under repurchase agreements, debt of consolidated variable interest entities ("VIEs"), derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$72,380	$1,281	$38	$181	$73,880
U. S. Treasury securities - fair value	2,523	—	46	—	2,569
Accrued interest on pledged securities	176	4	—	—	180
Restricted cash (1)	703	—	176	1,166	2,045
Total	$75,782	$1,285	$260	$1,347	$78,674
   ________________________

1.	Restricted cash in the table above excludes net cash received from counterparties recorded as a contra-asset within restricted cash.

	December 31, 2012
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$78,400	$1,535	$1,065	$501	$81,501
Accrued interest on pledged securities	217	5	3	1	226
Restricted cash	—	—	249	150	399
Total	$78,617	$1,540	$1,317	$652	$82,126

The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013			December 31, 2012
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
Less than 30 days	$24,002	$24,459	$56	$29,284	$28,525	$82
31 - 59 days	19,196	19,628	44	21,716	21,251	58
60 - 90 days	12,445	12,739	28	16,188	15,780	45
Greater than 90 days	18,018	18,378	49	12,747	12,447	37
Total agency MBS	73,661	75,204	177	79,935	78,003	222
U.S. Treasury securities:
1 day	$2,523	$2,513	$3	$—	$—	$—
Total	$76,184	$77,717	$180	$79,935	$78,003	$222
As of June 30, 2013 and December 31, 2012, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Securitizations and Variable Interest Entities
As of June 30, 2013 and December 31, 2012, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
As of June 30, 2013 and December 31, 2012, the fair value of our CMO securities and interest and principal-only securities, excluding the consolidated CMO trusts discussed below, was $603 million and $719 million, respectively, or $1.1 billion and $1.3 billion, respectively, including the net asset value of our consolidated CMO trusts discussed below. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $238 million and $343 million as of June 30, 2013 and December 31, 2012, respectively.
In connection with the consolidated trusts, as of June 30, 2013 and December 31, 2012, we recognized agency securities with a total fair value of $1.3 billion and $1.5 billion, respectively, and debt, at fair value, of $783 million and $937 million, respectively, in our accompanying consolidated balance sheets. As of June 30, 2013 and December 31, 2012, such agency securities had an aggregate unpaid principal balance of $1.2 billion and $1.4 billion, respectively, and such debt had an aggregate unpaid principal balance of $780 million and $908 million, respectively. For the three and six months ended June 30, 2013, we recognized a net gain of $20 million and $34 million, respectively, and for both the three and six months ended June 30, 2012, we recognized a net loss of $8 million from debt of consolidated VIEs re-measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of June 30, 2013 and December 31, 2012, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by original maturities as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013			December 31, 2012
Original Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$6,127	0.38%	17	$4,011	0.48%	13
> 1 to ≤ 3 months	28,216	0.40%	32	28,307	0.49%	37
> 3 to ≤ 6 months	16,171	0.42%	57	24,303	0.49%	63
> 6 to ≤ 9 months	5,730	0.48%	123	5,222	0.54%	79
> 9 to ≤ 12 months	8,365	0.54%	193	7,813	0.58%	222
> 12 to ≤ 24 months	2,542	0.60%	453	1,917	0.65%	564
> 24 to ≤ 36 months	2,565	0.65%	784	2,803	0.69%	963
> 36 months	602	0.70%	1,652	102	0.73%	1,751
Total agency MBS	70,318	0.45%	119	74,478	0.51%	118
U.S. Treasury securities:
1 day	2,133	0.11%	1	$—	—%	—
Total / Weighted Average	$72,451	0.44%	116	$74,478	0.51%	118
As of June 30, 2013 and December 31, 2012, we did not have an amount at risk with any repurchase agreement counterparty greater than 3% and 4% of our stockholders’ equity, respectively.
As of June 30, 2013 and December 31, 2012, debt of consolidated VIEs, at fair value ("other debt") was $783 million and $937 million, respectively. As of June 30, 2013 and December 31, 2012, our other debt had a weighted average interest rate of LIBOR plus 43 and 43 basis points, respectively, and a principal balance of $780 million and $908 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of June 30, 2013 was 6.4 years.
As of June 30, 2013 and December 31, 2012, we also had net forward purchase commitments, including TBA dollar roll transactions, outstanding of $15.3 billion and $12.8 billion, at cost, respectively (see Notes 3 and 6). Forward purchase commitments and TBA dollar roll transactions represent a form of off-balance sheet financing. Pursuant to ASC 815, we typically account for such transactions as one or more series of derivative transactions and, consequently, they are not reflected in our on-balance sheet debt and measurement of commensurate leverage ratios.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three and six months ended June 30, 2013 we reclassified $48 million and $97 million, respectively, and for the three and six months ended June 30, 2012, we reclassified $52 million and $104 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio was $153 million and $286 million for the three and six months ended June 30, 2013, respectively, and $114 million and $205 million for the three and six months ended June 30, 2012, respectively. The difference of $105 million and $189 million for the three and six months ended June 30, 2013, respectively, and $62 million and $101 million for the three and six months ended June 30, 2012, respectively, is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of June 30, 2013, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $389 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 2.5 years (see Note 9). The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $176 million as of June 30, 2013.
For the current and prior years periods presented below, none of our derivative instruments were designated as cash flow hedges under ASC 815.
Derivative Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2013 and December 31, 2012 (in millions):

Derivatives Instruments	Balance Sheet Location	June 30, 2013	December 31, 2012
Interest rate swaps	Derivative assets, at fair value	$822	$14
Payer swaptions	Derivative assets, at fair value	842	171
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	25	116
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	131	—
U.S. Treasury futures - short	Derivative assets, at fair value	56	—
		$1,876	$301
Interest rate swaps	Derivative liabilities, at fair value	$(617)	$(1,243)
Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	(892)	(1)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(35)	(20)
		$(1,544)	$(1,264)
  Additionally, as of June 30, 2013 and December 31, 2012, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $9.9 billion and $11.8 billion, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $10.2 billion and $11.7 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013
Interest Rate Swaps (1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$16,150	1.44%	0.23%	$(347)	1.9
Greater than 3 years and less than/equal to 5 years	19,950	1.29%	0.27%	(37)	4.1
Greater than 5 years and less than/equal to 7 years	6,200	1.63%	0.29%	66	6.0
Greater than 7 years and less than/equal to 10 years	9,350	2.08%	0.28%	376	9.3
Greater than 10 years	4,000	2.71%	0.28%	147	13.8
Total Payer Interest Rate Swaps	$55,650	1.61%	0.26%	$205	5.2
________________________

1.	Amounts include forward starting swaps of $2.5 billion ranging up to three months from June 30, 2013.

	December 31, 2012
Interest Rate Swaps (1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
Three years or less	$14,600	1.23%	0.26%	$(294)	2.0
Greater than 3 years and less than/equal to 5 years	20,250	1.48%	0.29%	(666)	4.1
Greater than 5 years and less than/equal to 7 years	5,600	1.53%	0.34%	(163)	6.1
Greater than 7 years and less than/equal to 10 years	5,200	1.89%	0.35%	(113)	9.2
Greater than 10 years	1,200	1.79%	0.31%	7	10.2
Total Payer Interest Rate Swaps	$46,850	1.46%	0.29%	$(1,229)	4.4
   ________________________

1.	Amounts include forward starting swaps of $1.7 billion ranging up to four months from December 31, 2012.
The following tables summarize our interest rate swaption agreements outstanding as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
One year or less	$217	$354	6	$13,400	2.60%	3M LIBOR	8.5
Greater than 1 year and less than/equal to 2 years	64	125	18	3,250	2.78%	3M LIBOR	7.0
Greater than 2 years and less than/equal to 3 years	143	265	29	5,100	3.60%	3M LIBOR	9.4
Greater than 3 years and less than/equal to 4 years	12	22	40	450	3.20%	3M LIBOR	6.1
Greater than 4 years and less than/equal to 5 years	47	76	55	1,550	3.87%	3M LIBOR	6.9
Total/Wtd Avg	$483	$842	16	$23,750	2.94%	3M LIBOR	8.4

	December 31, 2012
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Term (Years)
One year or less	$76	$15	4	$5,150	2.65%	1M / 3M LIBOR	8.6
Greater than 1 year and less than/equal to 2 years	65	34	19	4,050	2.82%	3M LIBOR	6.7
Greater than 2 years and less than/equal to 3 years	97	87	33	3,900	3.51%	3M LIBOR	8.6
Greater than 3 years and less than/equal to 4 years	12	11	46	450	3.20%	3M LIBOR	6.1
Greater than 4 years and less than/equal to 5 years	24	24	59	900	3.33%	3M LIBOR	5.0
Total/Wtd Avg	$274	$171	21	$14,450	2.99%	1M / 3M LIBOR	7.8

The following table summarizes our contracts to purchase and sell TBA and specified agency securities on a forward basis as of June 30, 2013 and December 31, 2012 (in millions):

	June 30, 2013				December 31, 2012
Purchase and Sale Contracts for TBAs and Forward Settling Securities	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
TBA securities:
Purchase contracts	$25,308	$26,498	$25,631	$(867)	$21,705	$22,603	$22,719	$116
Sale contracts	(9,099)	(9,287)	(9,225)	62	(9,378)	(9,991)	(10,011)	(20)
TBA securities, net (5)	16,209	17,211	16,406	(805)	12,327	12,612	12,708	96
Forward settling securities:
Purchase contracts	—	—	—	—	150	163	162	(1)
Sale contracts	(1,801)	(1,926)	(1,892)	34	—	—	—	—
Forward settling securities, net (6)	(1,801)	(1,926)	(1,892)	34	150	163	162	(1)
Total TBA and forward settling securities, net	$14,408	$15,285	$14,514	$(771)	$12,477	$12,775	$12,870	$95
  ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

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

5.	Includes 15-year and 30-year TBA securities of varying coupons

6.	Includes 30-year fixed securities of varying coupons
Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize the effect of derivative instruments on our consolidated statements of comprehensive income for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) March 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short)June 30, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Net TBA and forward settling agency securities	$26,268	65,425	(77,285)	$14,408	$(572)
Interest rate swaps	$(51,250)	(10,100)	5,700	$(55,650)	1,135
Payer swaptions	$(22,900)	(3,200)	2,350	$(23,750)	454
Short sales of U.S. Treasury securities	$(12,560)	(10,207)	12,290	$(10,477)	346
U.S. Treasury futures	$(800)	(2,830)	1,200	$(2,430)	77
					$1,440
  ________________________________

1.
Excludes a net loss of $20 million from interest-only and principal-only securities, a net gain of $4 million on U.S. Treasury securities and a net gain of $20 million from debt of consolidated VIEs re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended June 30, 2012
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) March 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short)June 30, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives (1)
Net TBA and forward settling agency securities	$(7,266)	(15,652)	19,514	$(3,404)	$(124)
Interest rate swaps	$(38,100)	(12,000)	1,550	$(48,550)	(586)
Payer swaptions	$(10,500)	(2,200)	3,900	$(8,800)	(74)
Short sales of U.S. Treasury securities	$(3,865)	(7,940)	10,555	$(1,250)	(153)
US Treasury futures	$(1,653)	(2,185)	1,919	$(1,919)	(84)
Markit IOS total return swaps, net	$(155)	—	11	$(144)	3
					$(1,018)
  ______________________

1.
Excludes a net loss of $1 million from U.S. Treasury securities, a net of loss of $2 million on interest-only and principal-only securities re-measured at fair value through earnings and a net loss of $8 million from other debt in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Six Months Ended June 30, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives (1)
Net TBA and forward settling agency securities	$12,477	108,692	(106,761)	$14,408	$(674)
Interest rate swaps	$(46,850)	(15,850)	7,050	$(55,650)	1,187
Payer swaptions	$(14,450)	(14,350)	5,050	$(23,750)	409
Short sales of U.S. Treasury securities	$(11,835)	(20,142)	21,500	$(10,477)	344
U.S. Treasury futures	$—	(3,630)	1,200	$(2,430)	63
					$1,329
  ________________________________

1.
Excludes a net loss of $21 million from interest-only and principal-only securities, a net gain of $4 million on U.S. Treasury securities and a net gain of $34 million from debt of consolidated VIEs re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Six Months Ended June 30, 2012
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2011	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives (1)
Net TBA and forward settling agency securities	$(104)	(24,168)	20,868	$(3,404)	$(108)
Interest rate swaps	$(30,250)	(19,850)	1,550	$(48,550)	(630)
Payer swaptions	$(3,200)	(10,150)	4,550	$(8,800)	(71)
Short sales of U.S. Treasury securities	$(880)	(18,930)	18,560	$(1,250)	(100)
US Treasury futures	$(783)	(3,838)	2,702	$(1,919)	(63)
Markit IOS total return swaps, net	$(165)	—	21	$(144)	—
					$(972)
  ______________________

1.
Excludes a net loss of $1 million from U.S. Treasury securities, a net loss of $1 million on interest-only and principal-only securities and a net loss of $8 million from other debt re-measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Credit Risk-Related Contingent Features
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents and agency securities pledged as collateral for our derivative instruments is included in restricted cash and agency securities, respectively, on our consolidated balance sheets.
Each of our International Swaps and Derivatives Association ("ISDA") Master Agreements and central clearing exchange agreements contains provisions under which we are required to fully collateralize our obligations under our interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values.
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
Excluding centrally cleared swaps, as of June 30, 2013, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders’ equity.
In the case of centrally cleared interest rate swap contracts, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchange's initial and daily mark to market margin requirements and a clearinghouse guarantee fund and other resources that are available in the event of a clearing member default.

Note 7. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2013 and December 31, 2012 (in millions):
Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received (2)
June 30, 2013
Interest rate swap and swaption agreements, at fair value (1)	$1,664	$—	$1,664	$(525)	$(1,131)	$8
Receivable under reverse repurchase agreements	9,430	—	9,430	(9,093)	(337)	—
Total derivative, other hedging instruments and other assets	$11,094	$—	$11,094	$(9,618)	$(1,468)	$8

December 31, 2012
Interest rate swap and swaption agreements, at fair value (1)	$185	$—	$185	$(185)	$—	$—
Receivable under reverse repurchase agreements	11,818	—	11,818	(10,482)	(1,157)	179
Total derivative, other hedging instruments and other assets	$12,003	$—	$12,003	$(10,667)	$(1,157)	$179

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged (2)
June 30, 2013
Interest rate swap agreements, at fair value (1)	$617	$—	$617	$(525)	$(92)	$—
Repurchase agreements	72,451	—	72,451	(9,093)	(63,358)	—
Total derivative, other hedging instruments and other liabilities	$73,068	$—	$73,068	$(9,618)	$(63,450)	$—

December 31, 2012
Interest rate swap agreements, at fair value (1)	$1,243	$—	$1,243	$(185)	$(1,058)	$—
Repurchase agreements	74,478	—	74,478	(10,482)	(63,996)	—
Total derivative, other hedging instruments and other liabilities	$75,721	$—	$75,721	$(10,667)	$(65,054)	$—
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three and six months ended June 30, 2013. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2013 and December 31, 2012 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
June 30, 2013
Assets:
Agency securities	$—	$77,207	$—
U.S. Treasury securities	3,671	—	—
Interest rate swaps	—	822	—
Payer swaptions	—	842	—
Net TBA and forward settling agency securities	—	156	—
U.S. Treasury futures - short	56	—	—
Total	$3,727	$79,027	$—
Liabilities:
Debt of consolidated VIEs	$—	$783	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	9,931	—	—
Interest rate swaps	—	617	—
Net TBA and forward settling agency securities	—	927	—
Total	$9,931	$2,327	$—

December 31, 2012
Assets:
Agency securities	$—	$85,245	$—
Interest rate swaps	—	14	—
Payer swaptions	—	171	—
Net TBA and forward settling agency securities	—	116	—
Total	$—	$85,546	$—
Liabilities:
Debt of consolidated VIEs	$—	$937	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	11,763	—	—
Interest rate swaps	—	1,243	—
Net TBA and forward settling agency securities	—	21	—
Total	$11,763	$2,201	$—
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
At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During the six months ended June 30, 2013, we had no sales under this program. As of June 30, 2013, 16.7 million shares remain available for issuance under these sales agreements. The sales agreements will remain in effect until all of the shares are sold under the agreements, subject to early termination rights.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the six months ended June 30, 2013, there were no shares issued under the plan. As of June 30, 2013, 21.7 million shares remain under the plan.
Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three and six months ended June 30, 2013, we made open market purchases of 0.3 million shares of our common stock at an average repurchase price of $25.44 per share, or $7 million. As of June 30, 2013, we had $416 million remaining available for stock repurchases under the program.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes to accumulated OCI for the three and six months ended June 30, 2013 (in millions):

	Three Months Ended June 30, 2013
Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of March 31, 2013	$1,204	$(437)	$767
OCI before reclassifications	(2,796)	—	(2,796)
Amounts reclassified from accumulated OCI	(17)	48	31
Net current period OCI	(2,813)	48	(2,765)
Balance as of June 30, 2013	$(1,609)	$(389)	$(1,998)

	Six Months Ended June 30, 2013
Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2012	$2,041	$(486)	$1,555
OCI before reclassifications	(3,659)	—	(3,659)
Amounts reclassified from accumulated OCI	9	97	106
Net current period OCI	(3,650)	97	(3,553)
Balance as of June 30, 2013	$(1,609)	$(389)	$(1,998)

The following table summarizes reclassifications out of accumulated OCI for the three and six months ended June 30, 2013 (in millions):

Amounts Reclassified from Accumulated OCI	Three Months Ended June 30, 2013	Six Months Ended June 30, 2013	Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS	$(17)	$9	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	48	97	Interest expense
Total reclassifications	$31	$106

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
Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our agency securities and the benchmark yield on U.S. Treasury securities or interest rate swap rates. The inherent spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our agency securities and our net book value could decline.
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can be no certainty that our Manager's projections of our exposures to interest rates, prepayments, extension or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.
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
The Federal Reserve's purchases have been concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). The Federal Reserve has purchased an average of approximately $70 billion in agency securities per month during the first two quarters of 2013, representing nearly half of the average monthly gross issuance of fixed-rate agency MBS over this period.
Following the Federal Reserve's announcement of QE3, mortgage spreads relative to U.S. Treasury securities and interest rate swaps narrowed sharply and prices across the agency MBS spectrum rose to at or near historical highs, with specified pre-payment protected MBS significantly outperforming generic MBS as investors were focused on pre-payment protection.
By early 2013, mortgage spreads had retracted some of their decline, but remained well below their historical average with both specified and generic MBS prices remaining at or near historical highs. However, during the first quarter of 2013, investor perceptions around the future of monetary policy began to shift as concerns grew around the timing and impact of the Federal Reserve's eventual withdrawal from the mortgage market. These concerns regarding the Federal Reserve's eventual withdrawal from the mortgage market combined with generally stronger economic data, pushed interest rates higher and mortgage spreads returned to near pre-QE3 levels by the end of the second quarter. Price premiums (or "pay-ups" over generic MBS prices) on specified pools of securities with favorable prepayment attributes also declined during the period, as investor sentiment shifted from prepayment concerns to extension risk and "up rate" protection.
As previously noted, our risk management strategy is designed to protect against larger moves in interest rates and will generally not protect our assets against spread risk inherent in our business. Consequently, our hedges provided little protection against declining asset values seen during the first half of 2013 due to spread widening, but performed well against declines driven by the significant rise in long-term interest rates during the second quarter, with net hedge gains on our interest rate swaps, swaptions and short treasury positions of $5.47 per common share, compared to $0.35 per common share during the first quarter which experienced a fairly benign increase in rates.
As the Federal Reserve continues to deliberate the timing of a potential slowing or discontinuation of QE3 and as agency MBS investors react to changing expectations of the Federal Reserve's actions, we expect the agency MBS market will continue to experience significant volatility. Consequently, during the first two quarters of 2013, we took actions to rebalance the composition of our asset portfolio toward lower duration assets, which are less sensitive to changes in interest rates and mortgage spreads. In addition, we increased the size of our hedge portfolio to 101% of our repurchase agreements, other debt and net TBA position as of June 30, 2013. Collectively, these actions provide us with greater book value protection in a rising rate environment. However, in the event that interest rates decline, as of June 30, 2013, we continued to hold 60% of our fixed-rate mortgage assets, inclusive of our net TBA position, in pre-pay protected securities (i.e., securities backed by original loan balances of up to $150,000, referred to as "lower loan balance securities", and securities backed by 100% refinance loans with original loan-to-value ratios of greater than 80% originated under HARP, referred to as "HARP securities"). Substantially all of our pre-pay protected securities as of June 30, 2013 were deliverable into TBA contracts and, therefore, had largely the same liquidity profile as generic agency securities. Further, our pre-pay protected securities had a weighted average pay-up across our fixed-rate assets, inclusive of our net TBA position, of approximately 0.24% as of June 30, 2013. Therefore, if pay-ups had declined to zero, it would have resulted in less than a 2.5% decline in our net asset value as of June 30, 2013. For further details of our portfolio composition as of June 30, 2013 refer to Financial Condition below.
While our focus is on maintaining a defensive posture in the current market environment, we expect that the combination of portfolio rebalancing actions and a higher hedge ratio will result in lower net spread income (net interest income, less periodic costs on interest rate swaps and operating expenses) over the short to intermediate-term as we prioritize protecting our net asset value and longer-term earnings potential over short-term profit maximization.
The table below summarizes interest rates and prices of generic fixed-rate agency mortgage-backed securities as of the end of each respective quarter since June 30, 2012:

Interest Rate/Security Price (1)	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	June 30, 2013 vs. Dec. 31, 2012		June 30, 2013 vs. June 30, 2012
LIBOR:
1-Month	0.19%	0.20%	0.21%	0.21%	0.25%	--0.02	bps	--0.06	bps
3-Month	0.27%	0.28%	0.31%	0.36%	0.46%	--0.04	bps	--0.19	bps
6-Month	0.41%	0.44%	0.51%	0.64%	0.73%	--0.10	bps	--0.32	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.36%	0.24%	0.25%	0.23%	0.30%	+0.11	bps	+0.06	bps
5-Year U.S. Treasury	1.39%	0.77%	0.72%	0.63%	0.72%	+0.67	bps	+0.67	bps
10-Year U.S. Treasury	2.49%	1.85%	1.76%	1.63%	1.65%	+0.73	bps	+0.84	bps
Interest Rate Swap Rate:
2-Year Swap	0.51%	0.42%	0.39%	0.37%	0.55%	+0.12	bps	--0.04	bps
5-Year Swap	1.57%	0.95%	0.86%	0.76%	0.97%	+0.71	bps	+0.60	bps
10-Year Swap	2.70%	2.01%	1.84%	1.70%	1.78%	+0.86	bps	+0.92	bps
30-Year Fixed Rate MBS Price:
3.0%	$97.72	$103.11	$104.84	$105.58	$102.55	-$7.12		-$4.83
3.5%	$101.50	$105.58	$106.66	$107.25	$105.11	-$5.16		-$3.61
4.0%	$104.16	$106.61	$107.22	$107.75	$106.44	-$3.06		-$2.28
4.5%	$105.82	$107.73	$108.03	$108.25	$107.28	-$2.21		-$1.46
5.0%	$107.65	$108.34	$108.33	$109.06	$108.23	-$0.68		-$0.58
5.5%	$108.65	$109.08	$108.64	$109.63	$109.08	+$0.01		-$0.43
6.0%	$108.78	$109.56	$109.22	$110.44	$109.91	-$0.44		-$1.13
15-Year Fixed Rate MBS Price:
2.5%	$100.45	$103.75	$104.61	$105.13	$103.09	-$4.16		-$2.64
3.0%	$102.82	$105.17	$105.61	$106.00	$104.77	-$2.79		-$1.95
3.5%	$104.20	$106.03	$106.14	$106.41	$105.66	-$1.94		-$1.46
4.0%	$105.32	$107.00	$107.00	$106.91	$106.34	-1.68		-$1.02
4.5%	$106.00	$107.67	$107.55	$107.84	$107.17	-$1.55		-$1.17
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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	June 30, 2012	June 30, 2013 vs. Dec. 31, 2012	June 30, 2013 vs. June 30, 2012
30-Year Lower Loan Balance Pay-ups ($85k - $110k): (3)
3.0%	$—	$0.13	$0.69	$0.09	N/A	-$0.69	N/A
3.5%	$0.22	$0.91	$1.64	$1.02	$0.75	-$1.42	-$0.53
4.0%	$0.91	$3.28	$4.19	$3.45	$2.00	-$3.28	-$1.09
30-Year HARP Pay-ups (95% - 100% LTV): (4)
3.0%	$—	$0.07	$0.47	$0.06	N/A	-$0.47	N/A
3.5%	$0.16	$0.70	$1.52	$1.00	$0.63	-$1.36	-$0.47
4.0%	$0.59	$2.85	$4.06	$3.25	$1.94	-$3.47	-$1.35
 ________________________

1.	Source: Bloomberg and dealer indications

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

Annualized Monthly Constant Prepayment Rates (1)	December 2012	January 2013	February 2013	March 2013	April 2013	May 2013	June 2013
AGNC portfolio	10%	11%	10%	10%	11%	11%	12%
Fannie Mae 2011 30-year fixed-rate MBS universe (2)	35%	31%	30%	26%	26%	26%	27%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

2.	Source: JP Morgan.

FINANCIAL CONDITION
As of June 30, 2013 and December 31, 2012, our investment portfolio consisted of $77.2 billion and $85.2 billion, respectively, of agency MBS and $14.5 billion and $12.9 billion, respectively, of net TBA positions, at fair value.
Our net TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of June 30, 2013 and December 31, 2012, our net TBA positions had a net carrying value of $(771) million and $95 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The following tables summarize certain characteristics of our agency MBS investment portfolio and our net TBA position as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP (2)(3)	Weighted Average			Projected Life CPR (5)
						WAC (4)	Yield (5)	Age (Months)
Investments By Issuer:
Fannie Mae	$56,097	$58,897	105.0%	$57,703	75%	3.91%	2.65%	15	7%
Freddie Mac	18,385	19,255	104.7%	18,835	72%	4.07%	2.83%	18	7%
Ginnie Mae	196	204	104.1%	207	—%	4.12%	1.53%	30	21%
Total / Weighted Average	$74,678	$78,356	104.9%	$76,745	73%	3.95%	2.69%	16	7%

Investments By Coupon: (1)
Fixed-Rate
≤ 15-Year
≤ 2.5%	$15,846	$16,345	103.1%	$15,958	22%	2.95%	1.91%	5	6%
3.0%	1,843	1,917	104.0%	1,901	95%	3.46%	2.13%	17	8%
3.5%	5,708	5,886	103.1%	5,980	93%	3.93%	2.76%	27	9%
4.0%	6,463	6,777	104.9%	6,835	87%	4.40%	2.80%	31	10%
4.5%	668	703	105.3%	715	98%	4.87%	3.18%	34	10%
≥ 5.0%	10	10	104.6%	11	29%	6.39%	4.35%	65	14%
Total ≤ 15-Year	30,538	31,638	103.6%	31,400	56%	3.52%	2.30%	16	8%
20-Year
≤ 3.0%	45	47	104.4%	46	99%	3.52%	2.37%	5	5%
3.5%	155	161	104.9%	158	96%	4.14%	2.73%	15	6%
4.0%	100	105	105.0%	106	47%	4.53%	3.09%	22	8%
4.5%	128	137	107.1%	137	96%	4.89%	3.21%	31	8%
≥ 5.0%	7	8	106.7%	8	—%	5.90%	3.41%	61	17%
Total 20-Year:	435	458	105.5%	455	84%	4.42%	2.93%	21	7%
30-Year:
≤ 3.0%	5,336	5,501	103.1%	5,216	23%	3.64%	2.66%	5	4%
3.5%	19,349	20,478	105.8%	19,647	99%	4.02%	2.79%	11	6%
4.0%	12,689	13,549	106.8%	13,277	93%	4.46%	3.10%	18	6%
4.5%	4,588	4,894	106.7%	4,890	86%	4.94%	3.52%	28	8%
5.0%	621	665	107.0%	670	60%	5.41%	3.74%	45	11%
≥ 5.5%	326	352	108.1%	355	34%	6.26%	3.40%	78	21%
Total 30-Year	42,909	45,439	105.9%	44,055	86%	4.24%	2.96%	15	6%
Total Fixed-Rate	73,882	77,535	104.9%	75,910	73%	3.95%	2.69%	16	7%
Adjustable-Rate	661	682	103.2%	694	—%	3.68%	2.36%	48	20%
CMO	135	139	103.4%	141	—%	4.76%	2.85%	71	12%
Total / Weighted Average	$74,678	$78,356	104.9%	$76,745	73%	3.95%	2.69%	16	7%

	June 30, 2013
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR (5)
				Coupon (1)	Yield (5)	Age (Months)
Interest-Only Strips
Fannie Mae	$1,165	$206	$202	5.84%	7.00%	34	12%
Freddie Mac	259	44	34	5.56%	9.56%	87	16%
Principal-Only Strips
Fannie Mae	288	228	226	—%	3.96%	20	9%
Total / Weighted Average	$1,712	$478	$462	4.82%	5.78%	32	11%
_______________________

1.
The weighted average coupon on our agency MBS classified as"AFS" held as of June 30, 2013 was 3.47% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, held as of June 30, 2013 was 3.56%.

2.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,000 and $96,000 for 15-year and 30-year securities, respectively, as of June 30, 2013.

3.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 95% and 103% for 15-year and 30-year securities, respectively, as of June 30, 2013. Includes $0.2 billion and $3.3 billion of 15-year and 30-year securities with >105 LTV pools which are not deliverable into TBA securities.

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of June 30, 2013.

	June 30, 2013
TBAs and Forward Settling Securities	Notional Amount - Long (Short) (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
15-Year TBA securities:
2.5%	612	710	608	(102)
3.0%	4,829	4,999	4,975	(24)
3.5%	1,425	1,485	1,483	(2)
4.0%	150	159	158	(1)
Total 15-Year TBAs	7,016	7,353	7,224	(129)
30-Year TBA securities:
3.0%	7,567	8,017	7,390	(627)
3.5%	(4,374)	(4,481)	(4,441)	40
4.0%	6,000	6,322	6,233	(89)
Total 30-Year TBAs	9,193	9,858	9,182	(676)
30-Year 4.0% forward settling securities	(1,801)	(1,926)	(1,892)	34
Total TBAs and forward settling securities	$14,408	$15,285	$14,514	$(771)
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

5.	Represents dollar roll income (or price drop) on our portfolio stated as a percent of the TBA cost basis on an annualized basis.

	December 31, 2012
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP (2)(3)	Weighted Average			Projected Life CPR (5)
						WAC (4)	Yield (5)	Age (Months)
Investments By Issuer:
Fannie Mae	$58,912	$62,120	105.4%	$63,687	77%	3.59%	2.60%	13	10%
Freddie Mac	19,336	20,284	104.9%	20,758	75%	3.58%	2.58%	14	12%
Ginnie Mae	238	248	104.2%	254	—%	3.77%	1.60%	24	19%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	76%	3.59%	2.59%	13	11%

Investments By Coupon: (1)
Fixed-Rate
≤ 15-Year
≤ 2.5%	$11,483	$11,979	104.3%	$12,014	18%	3.01%	1.52%	3	11%
3.0%	1,787	1,859	104.0%	1,910	97%	3.45%	2.07%	12	10%
3.5%	6,409	6,600	103.0%	6,888	93%	3.93%	2.69%	21	13%
4.0%	7,709	8,051	104.4%	8,323	85%	4.40%	2.64%	25	16%
4.5%	763	802	105.0%	831	98%	4.86%	3.03%	28	15%
≥ 5.0%	12	12	104.4%	13	34%	6.34%	4.29%	58	17%
Total ≤ 15-Year	28,163	29,303	104.1%	29,979	61%	3.68%	2.17%	15	13%
20-Year
≤ 3.0%	938	983	104.7%	987	1%	3.60%	2.15%	4	9%
3.5%	315	330	104.7%	338	49%	4.04%	2.57%	10	10%
4%	113	118	104.5%	123	45%	4.52%	2.92%	16	14%
4.5%	141	151	106.9%	158	96%	4.89%	2.88%	26	14%
≥ 5.0%	10	10	106.6%	10	—%	5.93%	3.50%	56	18%
Total 20-Year:	1,517	1,592	104.9%	1,616	23%	3.90%	2.37%	8	10%
30-Year:
≤ 3.0%	3,675	3,866	105.2%	3,863	58%	3.58%	2.34%	3	7%
3.5%	20,005	21,180	105.9%	21,579	89%	4.01%	2.67%	7	8%
4%	17,790	18,946	106.5%	19,605	96%	4.46%	2.95%	13	10%
4.5%	5,163	5,475	106.0%	5,706	85%	4.94%	3.35%	22	12%
5.0%	731	778	106.4%	803	59%	5.41%	3.56%	41	15%
≥ 5.5%	441	477	108.2%	484	31%	6.31%	3.61%	72	18%
Total 30-Year	47,805	50,722	106.1%	52,040	88%	4.29%	2.84%	12	9%
Total Fixed-Rate	77,485	81,617	105.3%	83,635	77%	3.58%	2.59%	13	11%
Adjustable-Rate	837	865	103.4%	891	—%	4.12%	2.40%	43	22%
CMO	164	170	103.2%	173	—%	3.75%	2.85%	66	15%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	76%	3.59%	2.59%	13	11%

	December 31, 2012
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR (5)
				Coupon (1)	Yield (5)	Age (Months)
Interest-Only Strips
Fannie Mae	$1,332	$245	$249	5.82%	6.98%	30	16%
Freddie Mac	328	55	43	5.60%	11.84%	82	17%
Principal-Only Strips
Fannie Mae	302	241	254	—%	3.17%	14	9%
Total / Weighted Average	$1,962	$541	$546	4.89%	5.78%	28	13%
______________________

1.
The weighted average coupon on our agency MBS classified as"AFS" held as of December 31, 2012 was 3.59% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, held as of December 31, 2012 was 3.69%.

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

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2012.

	December 31, 2012
TBAs and Forward Settling Securities	Notional Amount Long / (Short) (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
15-Year TBA securities
2.0%	$(50)	$(51)	$(51)	$—
2.5%	8,448	8,797	8,837	40
3.0%	(25)	(26)	(26)	—
3.5%	(90)	(95)	(95)	—
Total 15-Year TBAs	8,283	8,625	8,665	40
30-Year TBA securities
3.0%	13,256	13,805	13,880	75
3.5%	(5,793)	(6,162)	(6,172)	(10)
4.0%	(3,419)	(3,656)	(3,665)	(9)
Total 30-Year TBAs	4,044	3,987	4,043	56
30-Year 3.5% forward settling securities	150	163	162	(1)
Total TBAs	$12,477	$12,775	$12,870	$95
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

5.	Represents dollar roll income (or price drop) on our portfolio stated as a percent of the TBA cost basis on an annualized basis.

As of June 30, 2013 and December 31, 2012, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.71% and 2.61%, respectively.
As of June 30, 2013 and December 31, 2012, the weighted average dollar roll spread, or net carry, on our net TBA position was 2.95% and 2.81%, respectively.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of June 30, 2013 and December 31, 2012, the weighted average final contractual maturity of our agency MBS portfolio was 23 and 24 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 7.9 and 6.6 years as of June 30, 2013 and December 31, 2012, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 7% and 11% as of June 30, 2013 and December 31, 2012, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio, including principal and interest-only strips, was 105.2% of par value as of June 30, 2013, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of June 30, 2013 and December 31, 2012 (dollars in millions):

	June 30, 2013				December 31, 2012
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$244	$239	4.91%	3.31%	$1,119	$1,108	4.18%	2.14%
> 3 years and ≤ 5 years	14,794	14,630	3.79%	2.76%	27,448	26,750	3.36%	2.29%
> 5 years and ≤10 years	42,629	43,565	3.39%	2.62%	54,054	52,735	3.69%	2.75%
> 10 years	19,078	19,922	3.39%	2.79%	2,078	2,059	3.44%	2.65%
Total	$76,745	$78,356	3.47%	2.69%	$84,699	$82,652	3.59%	2.59%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.4 and 5.7 years as of June 30, 2013 and December 31, 2012, respectively, and the weighted average life of our principal-only strips was 8.1 and 6.4 years as of June 30, 2013 and December 31, 2012, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of June 30, 2013 and December 31, 2012, our ARM securities had a weighted average next reset date of 38 months and 43 months, respectively.
As of June 30, 2013 and December 31, 2012, we did not have investments in agency debenture securities.

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
The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2013 and December 31, 2012 and our condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2013 and 2012 (in millions, except per share amounts):

Balance Sheet Data	June 30, 2013	December 31, 2012
	(unaudited)
Investment portfolio, at fair value	$77,207	$85,245
Total assets	$98,663	$100,453
Repurchase agreements and other debt	$73,234	$75,415
Total liabilities	$88,383	$89,557
Total stockholders' equity	$10,280	$10,896
Net asset value per common share as of period end (1)	$25.51	$31.64

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (unaudited)	2013	2012	2013	2012
Interest income	$545	$504	$1,092	$1,018
Interest expense (2)	131	120	271	226
Net interest income	414	384	821	792
Other income (loss), net (2)	1,461	(612)	1,337	(349)
Expenses	46	36	88	64
Income (loss) before income tax	1,829	(264)	2,070	379
(Benefit) provision for income tax, net	—	(3)	10	(1)
Net income (loss)	1,829	(261)	2,060	380
Dividend on preferred stock	3	3	7	3
Net income (loss) available (attributable) to common shareholders	$1,826	$(264)	$2,053	$377

Net income (loss)	$1,829	$(261)	$2,060	$380
Other comprehensive (loss) income (2)	(2,765)	741	(3,553)	687
Comprehensive (loss) income	(936)	480	(1,493)	1,067
Dividend on preferred stock	3	3	7	3
Comprehensive (loss) income (attributable) available to common shareholders	$(939)	$477	$(1,500)	$1,064

Weighted average number of common shares outstanding - basic and diluted	396.4	301.0	376.4	270.8
Net income (loss) per common share - basic and diluted	$4.61	$(0.88)	$5.45	$1.39
Comprehensive (loss) income per common share - basic and diluted	$(2.37)	$1.58	$(3.99)	$3.93
Dividends declared per common share	$1.05	$1.25	$2.30	$2.50

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (unaudited)	2013	2012	2013	2012
Average agency securities, at par	$70,851	$70,549	$72,387	$64,814
Average agency securities, at cost	$74,816	$74,007	$76,413	$67,948
Average total assets, at fair value	$96,640	$82,566	$96,037	$75,463
Net TBA dollar roll position - as of period end, at par	$14,408	NM	$14,408	NM
Net TBA dollar roll position - as of period end, at cost	$15,285	NM	$15,285	NM
Net TBA dollar roll position - as of period end, at market value	$14,514	NM	$14,514	NM
Net TBA dollar roll position - as of period end, carrying value (3)	$(771)	NM	$(771)	NM
Average net TBA dollar roll position, at cost	$28,904	NM	$23,398	NM
Average repurchase agreements and other debt	$66,060	$67,997	$68,313	$62,738
Average stockholders' equity (4)	$11,256	$9,071	$11,051	$8,028
Average coupon (5)	3.63%	3.96%	3.66%	4.05%
Average asset yield (6)	2.92%	2.73%	2.86%	2.99%
Average cost of funds (7)	(1.43)%	(1.08)%	(1.36)%	(1.04)%
Average net interest rate spread (8)	1.49%	1.65%	1.50%	1.95%
Average net interest rate spread, including estimated TBA dollar roll income (9)	1.86%	NM	1.86%	NM
Average coupon (as of period end)	3.56%	3.86%	3.56%	3.86%
Average asset yield (as of period end)	2.71%	2.81%	2.71%	2.81%
Average cost of funds (as of period end) (10)	(1.47)%	(1.19)%	(1.47)%	(1.19)%
Average net interest rate spread (as of period end)	1.24%	1.62%	1.24%	1.62%
Average net interest rate spread, including estimated TBA dollar roll income (as of period end) (11)	1.59%	NM	1.59%	NM
Net comprehensive (loss) income return on average common equity - annualized (12)	(34.0)%	21.5%	(28.0)%	26.9%
Economic (loss) return on common equity - annualized (13)	(32.9)%	22.1%	(24.3)%	30.4%
Leverage (average during the period) (14)	5.9:1	7.5:1	6.2:1	7.8:1
Leverage, including net TBA dollar roll position (average during the period) (15)	8.4:1	NM	8.3:1	NM
Leverage (as of period end) (16)	7.0:1	7.6:1	7.0:1	7.6:1
Leverage, including net TBA dollar roll position (as of period end) (17)	8.5:1	NM	8.5:1	NM
Expenses % of average assets - annualized (18)	0.19%	0.18%	0.18%	0.17%
Expenses % of average assets, including average net TBA dollar roll position - annualized	0.15%	NM	0.15%	NM
Expenses % of average equity - annualized (19)	1.64%	1.59%	1.61%	1.60%
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

3.
The carrying value of our net TBA position represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

4.	Average stockholders' equity calculated as our average month-ended stockholders' equity during the period.

5.	Weighted average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

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

14.
Leverage during the period was calculated by dividing our daily weighted average agency MBS repurchase agreements and debt of consolidated VIEs outstanding for the period by our average stockholders' equity for the period. Leverage excludes U.S. Treasury repurchase agreements.

15.
Leverage, including net TBA dollar roll position, during the period includes the components of "leverage (average during the period)", plus our daily weighted average net TBA dollar position (at cost) during the period.

16.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by our total stockholders' equity at period end. Leverage excludes U.S. Treasury repurchase agreements.

17.	Leverage at period end, including net TBA dollar roll position, includes the components of "leverage (as of period end)" plus our net TBA position outstanding as of period end, at cost.

18.	Expenses as a percentage of average total assets calculated by dividing our total expenses by our average total assets for the period on an annualized basis.

19.	Expenses as a percentage of average stockholders' equity, calculated by dividing our total expenses by our average stockholders' equity on an annualized basis.
Interest Income and Asset Yield
The following table summarizes our interest income for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$643	3.63%	$700	3.96%	$1,324	3.66%	$1,314	4.05%
Premium amortization	(98)	(0.71)%	(196)	(1.23)%	(232)	(0.80)%	(296)	(1.06)%
Interest income	$545	2.92%	$504	2.73%	$1,092	2.86%	$1,018	2.99%
Actual portfolio CPR	11%		10%		11%		10%
Projected life CPR as of period end	7%		12%		7%		12%
Average 30-year fixed-rate mortgage rate as of period end (1)	4.46%		3.66%		4.46%		3.66%
10-year U.S. Treasury rate as of period end	2.49%		1.65%		2.49%		1.65%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting interest income were the size of our agency MBS investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on changes in interest income between the current three and six months ended June 30, 2013 over the corresponding prior year period (in millions):

Impact of Changes in Principal Elements Impacting Interest Income
Period Ended June 30, 2013 vs. June 30, 2012
		Due to Change in Average (1)
	Net Increase	Portfolio Size	Asset Yield
Three months ended	$41	$6	$35
Six months ended	$74	$114	$(40)
____________________

1.
Variances that are the combined effect of changes in portfolio size and asset yield, but cannot be separately identified, are allocated to the portfolio size and asset yield variances based on their respective relative amounts.

The primary driver of the increase in interest income for the three months ended June 30, 2013 was an increase in the average yield on our investments from 2.73% for the three months ended June 30, 2012 to 2.92% for the three months ended June 30, 2013, which was largely a function of the decrease in the average projected life CPRs of our assets from 12% CPR as of June 30, 2012 to 7% CPR as of June 30, 2013, reflective of higher long-term interest rates. During the three months ended June 30, 2013, we recognized approximately $55 million of estimated "catch-up" premium amortization benefit due to a decline in our average projected CPR relative to the preceding quarter-end (or March 31, 2013) of 218 basis points, compared to approximately $33 million of estimated "catch-up" premium amortization cost recognized during the three months ended June 30, 2012 due to an increase in projected CPRs relative to the preceding quarter-end (or March 31, 2012) of 226 basis points. The benefit of lower projected CPRs was partially offset by a decline in the average coupon on our investments from 3.96% for the three months ended June 30, 2012 to 3.63% for the three months ended June 30, 2013, due to changes in asset composition.
The primary driver of the increase in our interest income for the six months ended June 30, 2013 was an increase in the average size of our agency MBS portfolio attributed to deployment of new equity capital from preferred and common stock offerings. Partially offsetting this was a decline in the average yield on our assets over the period primarily due to a decrease in the average coupon on our assets from 4.05% for the six months ended June 30, 2012 to 3.66% for the six months ended June 30, 2013 from changes in our asset composition. The decline in our average asset yield is net of lower premium amortization costs from lower forecasted CPR estimates. During the six months ended June 30, 2013, we recognized approximately $87 million of estimated "catch-up" premium amortization benefit due to changes in our projected CPR estimates, compared to approximately $5 million of estimated "catch-up" premium amortization cost recognized during the six months ended June 30, 2012.
Leverage
Our leverage was 7.1 times and 6.9 times our stockholders' equity as of June 30, 2013 and December 31, 2012, respectively, or 7.0 times and 7.0 times our stockholders' equity, respectively, when adjusted for the net payables and receivables for unsettled securities and excluding U.S. Treasury repurchase agreements. Inclusive of our net TBA position, our leverage was 8.5 times and 8.2 times our stockholders' equity as of June 30, 2013 and December 31, 2012, respectively. While TBA commitments are treated as derivatives under GAAP and, thus, not included in our repurchase agreement ("repo") and other debt leverage calculations, they do carry similar risks as purchases made on our balance sheet of agency assets. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions).
The table below presents our quarterly average and quarter-end repo and other debt balance outstanding and leverage ratios for the three months ended June 30, 2013, December 31, 2012 and June 30, 2012 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Daily Interest Rate on Amounts Outstanding	Average Interest Rate on Ending Amount Outstanding	Average Leverage(1)	Leverage as of Period End(2)	Leverage as of Period End, Net of Unsettled Trades(3)	Adjusted Leverage as of Period End, Including Net TBA Position (4)
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
June 30, 2013	$66,060	$73,234	$73,234	0.50%	0.44%	5.9:1	7.1:1	7.0:1	8.5:1
March 31, 2013	$70,591	$75,580	$67,122	0.52%	0.47%	6.5:1	5.8:1	5.7:1	8.1:1
December 31, 2012	$74,649	$80,262	$75,415	0.51%	0.51%	6.7:1	6.9:1	7.0:1	8.2:1
June 30, 2012	$67,997	$70,495	$70,494	0.40%	0.42%	7.5:1	7.7:1	7.6:1	NM
March 31, 2012	$57,480	$69,867	$69,866	0.38%	0.37%	8.2:1	8.0:1	8.4:1	NM

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

3.
Leverage as of period end, net of unsettled trades was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net payables and receivables for unsettled agency MBS securities and debt of consolidated VIEs by our total stockholders’ equity at period end. Leverage excludes our U.S. Treasury repurchase agreements.

4.
Adjusted leverage as of period end was calculated by dividing the sum of the amounts outstanding under our agency MBS repurchase agreements, debt of consolidated VIEs, the cost basis (or contract price) of our net long TBA position and net payables and receivables for unsettled agency securities by our total stockholders' equity at period end. Leverage excludes our U.S. Treasury repurchase agreements.

NM = Not meaningful. Prior to the fourth quarter of 2012, our net TBA position primarily consisted of short TBAs used for hedging purposes.

Interest Expense and Cost of Funds

Our interest expense is primarily comprised of interest expense on our repurchase agreements and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Upon our election to discontinue hedge accounting under GAAP during the third quarter of 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap.
Our "adjusted net interest expense", also referred to as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance, includes periodic interest costs on our interest rate swaps reported in other income (loss) in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees and costs associated with our other supplemental hedges, such as swaptions, short U.S. Treasury positions or TBA positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense (a non-GAAP financial measure) for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2013		2012		2013		2012
Adjusted Net Interest Expense and Cost of Funds	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense:
Repurchase agreement and other debt interest expense	$83	0.50%	$68	0.40%	$174	0.51%	$122	0.39%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	48	0.29%	52	0.31%	97	0.29%	104	0.33%
Total interest expense	131	0.79%	120	0.71%	271	0.80%	226	0.72%
Other periodic interest costs of interest rate swaps, net	105	0.64%	62	0.37%	189	0.56%	101	0.32%
Total adjusted net interest expense and cost of funds	$236	1.43%	$182	1.08%	$460	1.36%	$327	1.04%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.
The increase in our adjusted net interest expense was primarily a function of maintaining a higher hedge ratio of interest rate swaps to our outstanding repo balance and higher repo rates mainly due to extending the average original days-to-maturity of our repo funding to 182 days as of June 30, 2013 from 121 days as of June 30, 2012, which were partially offset by a decline in the weighted average pay rate on our interest rate swap portfolio.
The following is a summary of the estimated impact of changes in the principle elements of our adjusted net interest expense for the three and six months ended June 30, 2013 and the corresponding prior year period (in millions):

Impact of Changes in the Principle Elements of Adjusted Net Interest Expense
Period Ended June 30, 2013 vs. June 30, 2012
		Due to Change in Average (1)
	Increase	Repurchase Agreements and Swap Balance	Repurchase Agreements and Swap Rates
Three months ended:
Repurchase agreements and other debt expense	$15	$(2)	$17
Periodic interest rate swap costs (2)	39	117	(78)
Total change in adjusted net interest expense	$54	$115	$(61)

Six months ended:
Repurchase agreements and other debt expense	$52	$12	$40
Periodic interest rate swap costs (2)	81	218	(137)
Total change in adjusted net interest expense	$133	$230	$(97)

____________________

1.
Variances that are the combined effect of changes in our repurchase agreement/interest rate swap balance and changes in repurchase agreement/swap interest rates, but cannot be separately identified, are allocated to each variance based on their respective relative amounts.

2.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities in our consolidated statements of comprehensive income. Change due to interest rate reflects impact of change on the weighted average fixed pay rate, net of change in the weighted average receive rate.

The table below presents a summary of our debt and interest rate swaps outstanding for the three and six months ended June 30, 2013 and 2012 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Debt and Interest Rate Swaps Outstanding	2013	2012	2013	2012
Average repurchase agreements and other debt	$66,060	$67,997	$68,313	$62,738
Average notional amount of interest rate swaps	$49,412	$38,671	$47,177	$33,790
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	75%	57%	69%	54%
Weighted average pay rate on interest rate swaps	1.23%	1.51%	1.32%	1.53%

Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of June 30, 2013, we had $2.5 billion of forward starting interest rate swaps outstanding with forward start dates through September 2013 and no interest rate swaps set to expire over the same period. As of June 30, 2012, we had $4.6 billion of forward starting interest rate swaps outstanding with forward start dates through October 2012, compared to $200 million of interest rate swaps set to expire over the same time period.
Net Spread Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread income (a non-GAAP financial measure) for the three and six months ended June 30, 2013 and 2012 (dollars in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net interest income	$414	$384	$821	$792
Other periodic interest costs of interest rate swaps, net (1)	105	62	189	101
Adjusted net interest income	309	322	632	691
Operating expenses	46	36	88	64
Net spread income	263	286	544	627
Dividend on preferred stock	3	3	7	3
Net spread income available to common shareholders	260	283	537	624
TBA dollar roll income (1)(2)	195	—	337	—
Net spread and dollar roll income available to common shareholders	$455	$283	$874	$624
Weighted average number of common shares outstanding - basic and diluted	396.4	301.0	376.4	270.8
Net spread income per common share - basic and diluted	$0.66	$0.94	$1.43	$2.30
Net spread and dollar roll income per common share - basic and diluted	$1.15	$0.94	$2.32	$2.30
____________________

1.	Reported in gain (loss) on derivatives and other securities in our consolidated statements of comprehensive income.

2.	During the three and six months ended June 30, 2012, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.
The decline in net spread income per common share was primarily due to maintaining a portion of our mortgage assets in TBA form during the current year period and margin compression due to lower asset yields and higher cost of funds.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Agency MBS sold, at cost	$(15,069)	$(25,843)	$(35,397)	$(35,086)
Proceeds from agency MBS sold (1)	15,086	26,260	35,388	35,719
Net gain (loss) on sale of agency MBS	$17	$417	$(9)	$633

Gross gain on sale of agency MBS	$93	$425	$180	$645
Gross loss on sale of agency MBS	(76)	(8)	(189)	(12)
Net gain (loss) on sale of agency MBS	$17	$417	$(9)	$633
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
Asset sales were primarily a function of repositioning our agency MBS portfolio towards securities with attributes our Manager believes provide a greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Periodic interest costs of interest rate swaps, net (1)	$(105)	$(62)	$(189)	$(101)
Realized gain (loss) on derivative instruments and other securities, net:
Net TBAs and forward settling agency securities	188	(101)	192	(68)
Interest rate payer swaptions	(11)	(21)	(53)	(26)
U.S. Treasury securities	(12)	(1)	(12)	(1)
Short sales of U.S. Treasury securities	12	(91)	87	(97)
U.S. Treasury futures	6	(47)	7	(65)
Interest rate swap termination fees	42	(52)	18	(52)
Other	—	3	—	—
Total realized gain (loss) on derivative instruments and other securities, net	225	(310)	239	(309)
Unrealized gain (loss) on derivative instruments and other securities, net: (2)
Net TBAs and forward settling agency securities	(760)	(23)	(866)	(40)
Interest rate swaps	1,198	(472)	1,358	(477)
Interest rate payer swaptions	465	(53)	462	(45)
Interest-only and principal-only strips	(20)	(2)	(21)	(1)
U.S. Treasury securities	16	—	16	—
Short sales of U.S. Treasury securities	334	(62)	257	(3)
U.S. Treasury Futures	71	(37)	56	2
Debt of consolidated VIEs	20	(8)	34	(8)
Total unrealized gain (loss) on derivative instruments and other securities, net	1,324	(657)	1,296	(572)
Total gain (loss) on derivative instruments and other securities, net	$1,444	$(1,029)	$1,346	$(982)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled or expired derivative instruments and other securities.

Gains and losses from purchases and sales of TBAs and forward settling positions totaled a net loss of $572 million for the three months ended June 30, 2013, consisting of $195 million of net TBA dollar roll income and a net loss of $767 million due to price declines. Gains and losses from purchases and sales of TBAs and forward settling positions totaled a net loss of $674 million for the six months ended June 30, 2013, consisting of $337 million of net TBA dollar roll income and a net loss of $1,011 million due to price declines.
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our consolidated financial statements in this Quarterly Report on Form 10-Q.
Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $37 million and $28 million during the three months ended June 30, 2013 and 2012, respectively, and $70 million and $50 million during the six months ended June 30, 2013 and 2012, respectively; the period-over-period increase was primarily a function of our follow-on equity raises. General and administrative expenses were $9 million and $8 million during the three months ended June 30, 2013 and 2012, respectively, and $18 million and $14 million during the six months ended June 30, 2013 and 2012, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. Our total operating expense as a percentage of our average stockholders' equity on an annualized basis was 1.64% and 1.59% for the current and prior year three month period, respectively, and 1.61% and 1.60% for the current and prior year six month period, respectively.
Dividends and Income Taxes
For the three months ended June 30, 2013 and 2012, we had estimated taxable income available to common shareholders of $411 million and $489 million (or $1.04 and $1.62 per common share), respectively, and for the six months ended June 30, 2013 and 2012, we had estimated taxable income available to common shareholders of $587 million and $978 million (or $1.56 and $3.61 per common share), respectively.
As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses, and (iv) permanent differences for excise tax expense. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2013 and 2012 (dollars in millions).

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Net income	$1,829	$(261)	$2,060	$380
Book to tax differences:
Premium amortization, net	(75)	43	(109)	15
Realized (gain) loss, net	(15)	54	(68)	8
Unrealized (gain) loss, net	(1,324)	647	(1,294)	567
Other	(1)	9	5	11
Total book to tax differences	(1,415)	753	(1,466)	601
Estimated REIT taxable income	414	492	594	981
Dividend on preferred stock	3	3	7	3
Estimated REIT taxable income available to common shareholders	$411	$489	$587	$978
Weighted average number of common shares outstanding - basic and diluted	396.4	301.0	376.4	270.8
Estimated REIT taxable income per common share - basic and diluted	$1.04	$1.62	$1.56	$3.61

The decrease in our estimated taxable income is primarily a function of lower net interest spreads and a decline in estimated taxable net gains on our investments and hedging instruments.
During the three months ended June 30, 2013 and 2012, we declared common dividends of $1.05 and $1.25 per common share, respectively. During the six months ended June 30, 2013 and 2012, we declared common dividends of $2.30 and $2.50 per common share, respectively.
During the three months ended June 30, 2013 and 2012, we declared dividends on our Series A Preferred Stock of $0.500 and $0.556 per preferred share, respectively. During the six months ended June 30, 2013 and 2012, we declared dividends on our Series A Preferred Stock of $1.000 and $0.556 per preferred share, respectively.
As of June 30, 2013, we had distributed all of our 2012 taxable income under the available spill-back provision so that we will not be subject to federal or state corporate income tax for our 2012 tax year. As of June 30, 2013, we had an estimated $425 million of current year undistributed taxable income, net of dividends declared. We expect to distribute all of our 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the three and six months ended June 30, 2012, we accrued a federal excise tax of $2 million and $4 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income. We did not accrue a federal excise tax for the three and six months ended June 30, 2013.
In addition, our TRS is subject to corporate federal and state income taxes at the combined federal and state corporate statutory tax rate of 39.5%. For the three months ended June 30, 2012, we recorded an income tax benefit of $5 million, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income. We did not accrue any income tax related to our TRS for the three months ended June 30, 2013. For the six months ended June 30, 2013 and 2012, we recorded an income tax provision of $10 million and a benefit of $5 million, respectively, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.
Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three and six months ended June 30, 2013 and 2012 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2013	2012	2013	2012
Unrealized (loss) gain on AFS securities, net:
Unrealized (loss) gain, net	$(2,796)	$1,106	$(3,659)	$1,216
Reversal of prior period unrealized (gain) loss, net, upon realization	(17)	(417)	9	(633)
Unrealized (loss) gain on AFS securities, net:	(2,813)	689	(3,650)	583
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	48	52	97	104
Total other comprehensive (loss) income	$(2,765)	$741	$(3,553)	$687

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
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of June 30, 2013, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
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
At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During the six months ended June 30, 2013, we had no sales under this program. As of June 30, 2013, 16.7 million shares remain available for issuance under these sales agreements. The sales agreements will remain in effect until all of the shares are sold under the agreements, subject to early termination rights.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the six months ended June 30, 2013, there were no shares issued under the plan. As of June 30, 2013, 21.7 million shares remain under the plan.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Commission.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with SEC Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three and six months ended June 30, 2013, we made open market purchases of 0.3 million shares of our common stock at an average repurchase price of $25.44 per share, or $7 million. As of June 30, 2013, we had $416 million remaining available for stock repurchases under the program.

Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risk and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage ratio was 7.0 times the amount of our stockholders’ equity as of June 30, 2013, including our agency MBS repurchase agreements, other debt and net payables/receivables for agency securities not yet settled. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. As of June 30, 2013, our agency MBS repurchase agreements had a weighted average cost of funds of 0.45% and a weighted average original days-to-maturity of 188 days and a remaining weighted average days-to-maturity of 119 days. All measurements exclude amounts borrowed under U.S. Treasury repurchase agreements.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2013, we had master repurchase agreements with 33 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of June 30, 2013, less than 3% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 11% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2013. For further details regarding our borrowings under repurchase agreements and other debt as of June 30, 2013, please refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

	June 30, 2013
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	18	58%
Asia	5	11%
Europe	10	31%
	33	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended June 30, 2013, haircuts on our pledged collateral remained stable and as of June 30, 2013, our weighted average haircut was less than 5% of the value of our collateral.
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
As of June 30, 2013, we have met all of our margin requirements and we had unrestricted cash and cash equivalents of $2.9 billion and unpledged securities of approximately $3.1 billion, excluding unsettled purchases and sales of securities and including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
Our derivative agreements typically require that we pledge/receive collateral on such agreements to/from our counterparties in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the clearing agency in the case of centrally cleared interest rate swaps, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day.
Similar to repurchase agreements, our use of derivatives exposes us to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties.
Excluding centrally cleared interest rate swaps, as of June 30, 2013, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders’ equity.
In the case of centrally cleared interest rate swap contracts, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchange's initial and daily mark to market margin requirements and a clearinghouse guarantee fund and other resources that are available in the event of a clearing member default.
TBA Dollar Roll Transactions
We may also enter into TBA dollar roll transactions as a means of investing in and financing agency securities. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Quarterly Report on Form 10-Q. Inclusive of our net TBA position as of June 30, 2013, our total "at risk" leverage, net of unsettled securities, was 8.5 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take physical delivery of the underlying securities. If we were required to take physical delivery, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2013, the total cost basis (or forward purchase commitment) and the total market value of our net TBA position was $15.3 billion and $14.5 billion, respectively. Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our collateral pledged declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing, we believe that we will have adequate sources of liquidity to meet such obligations.

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2013, approximately 95% of our total agency MBS portfolio was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of June 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations, including interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA securities, U.S. Treasury securities and U.S. Treasury futures contracts, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest-only securities. When we use these types of derivatives to hedge our interest-earning assets or interest-bearing liabilities, we may be subject to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity (1) As of June 30, 2013
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Market Value (3) (4)	Net Asset Value (3) (5)
-100 Basis Points	-2.5%	—%	-0.2%
-50 Basis Points	+2.9%	+0.2%	+1.8%
+50 Basis Points	+1.0%	-0.3%	-2.8%
+100 Basis Points	+1.3%	-0.7%	-5.9%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ from these estimates.

2.
The estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of June 30, 2013. It includes the effect of periodic interest costs on our interest rate swaps that are not designated as hedges under U.S. GAAP, but excludes costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions, and TBA dollar roll income. Base case scenario assumes interest rates and forecasted CPR of 7% as of June 30, 2013. Rate shock scenarios assume a forecasted CPR of 6%, 6%, 8% and 9% for the +100 basis points, +50 basis points, - 50 basis points and -100 basis points scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to an increase/decrease in the forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

3.	Includes the effect of derivatives and other securities used for economic hedging purposes.

4.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of June 30, 2013.

5.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of June 30, 2013.
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
Spread Risk

When the market spread widens between the yield on our agency securities and benchmark interest rates, our net book value could decline if the value of our agency securities fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk". The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. The table assumes a spread duration of 5.7 years based on interest rates and MBS prices as of June 30, 2013; however, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow, therefore, actual results could differ materially from our estimates, especially in the current market environment. Further, the estimated impact of spread changes included in the table below are in addition to our sensitivity to interest rate shocks included in the interest rate shock table included above.

Spread Sensitivity of Agency MBS Portfolio (1) As of June 30, 2013
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
-25 Basis Points	+1.4%	+13%
-10 Basis Points	+0.6%	+5%
+10 Basis Points	-0.6%	-5%
+25 Basis Points	-1.4%	-13%
________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ from these estimates.

2.	Includes the effect of derivatives and other securities used for economic hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of June 30, 2013.

4.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of June 30, 2013.

Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of June 30, 2013, we had unrestricted cash and cash equivalents of $2.9 billion and unpledged securities of approximately $3.1 billion, excluding unsettled purchases and sales of securities and including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our agency securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-only securities and certain other supplemental hedging instruments) would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of June 30, 2013, we had no legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2013 by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 4, 2013	0.3	$25.44	0.3	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program described in note 9 of our accompanying Consolidated Financial Statements in this Form 10-Q.

2.
In October 2012, our Board of Directors adopted a plan that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  As of June 30, 2013, we had $416 million remaining available for stock repurchases under the plan.

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	August 8, 2013