Form 10-Q
period 2013-09-30
American Capital Agency Corp
filed 2013-11-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2013
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer’s common stock, $0.01 par value, outstanding as of October 31, 2013 was 384,312,664

AMERICAN CAPITAL AGENCY CORP.

PART I. - FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2013	December 31, 2012
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $80,721 and $79,966, respectively)	$83,805	$83,710
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,204	1,535
U.S. Treasury securities (including pledged securities of $4,710)	4,823	—
Cash and cash equivalents	2,129	2,430
Restricted cash	77	399
Derivative assets, at fair value	1,246	301
Receivable for securities sold (including pledged securities of $1,417)	1,807	—
Receivable under reverse repurchase agreements	1,808	11,818
Other assets	372	260
Total assets	$97,271	$100,453
Liabilities:
Repurchase agreements	$82,473	$74,478
Debt of consolidated variable interest entities, at fair value	736	937
Payable for securities purchased	979	556
Derivative liabilities, at fair value	1,015	1,264
Dividends payable	311	427
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,801	11,763
Accounts payable and other accrued liabilities	71	132
Total liabilities	87,386	89,557
Stockholders’ equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
8.000% Series A Cumulative Redeemable Preferred Stock; 6.9 shares issued and outstanding; liquidation preference of $25 per share ($173)	167	167
Common stock - $0.01 par value; 600.0 shares authorized:
384.3 and 338.9 shares issued and outstanding, respectively	4	3
Additional paid-in capital	10,992	9,460
Retained deficit	(160)	(289)
Accumulated other comprehensive (loss) income	(1,118)	1,555
Total stockholders’ equity	9,885	10,896
Total liabilities and stockholders’ equity	$97,271	$100,453

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2013	2012	2013	2012
Interest income:
Interest income	$558	$520	$1,650	$1,538
Interest expense	145	139	416	365
Net interest income	413	381	1,234	1,173
Other (loss) income, net:
(Loss) gain on sale of agency securities, net	(733)	210	(742)	843
(Loss) gain on derivative instruments and other securities, net	(339)	(460)	1,007	(1,442)
Total other (loss) income, net	(1,072)	(250)	265	(599)
Expenses:
Management fees	35	32	105	82
General and administrative expenses	7	8	25	22
Total expenses	42	40	130	104
(Loss) income before income tax	(701)	91	1,369	470
Provision for income taxes, net	—	5	10	4
Net (loss) income	(701)	86	1,359	466
Dividend on preferred stock	3	3	10	6
Net (loss) income (attributable) available to common shareholders	$(704)	$83	$1,349	$460

Net (loss) income	$(701)	$86	$1,359	$466
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	833	1,190	(2,817)	1,773
Unrealized gain on derivative instruments, net	47	51	144	155
Other comprehensive income (loss)	880	1,241	(2,673)	1,928
Comprehensive income (loss)	179	1,327	(1,314)	2,394
Dividend on preferred stock	3	3	10	6
Comprehensive income (loss) available (attributable) to common shareholders	$176	$1,324	$(1,324)	$2,388

Weighted average number of common shares outstanding - basic and diluted	390.6	332.8	381.2	291.6
Net (loss) income per common share - basic and diluted	$(1.80)	$0.25	$3.54	$1.58
Comprehensive income (loss) per common share - basic and diluted	$0.45	$3.98	$(3.47)	$8.19
Dividends declared per common share	$0.80	$1.25	$3.10	$3.75
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS’ EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit)Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	6.9	$167	338.9	$3	$9,460	$(289)	$1,555	$10,896
Net income	—	—	—	—	—	1,359	—	1,359
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(2,817)	(2,817)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	144	144
Issuance of common stock	—	—	57.5	1	1,802	—	—	1,803
Repurchase of common stock	—	—	(12.1)	—	(270)	—	—	(270)
Preferred dividends declared	—	—	—	—	—	(10)	—	(10)
Common dividends declared	—	—	—	—	—	(1,220)	—	(1,220)
Balance, September 30, 2013	6.9	$167	384.3	$4	$10,992	$(160)	$(1,118)	$9,885

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine months ended September 30,
	2013	2012
Operating activities:
Net income	$1,359	$466
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	400	515
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	144	155
Loss (gain) on sale of agency securities, net	742	(843)
(Gain) loss on derivative instruments and other securities, net	(1,007)	1,442
Increase in other assets	(54)	(79)
(Decrease) increase in accounts payable and other accrued liabilities	(112)	25
Accretion of discounts on debt of consolidated variable interest entities	12	2
Net cash provided by operating activities	1,484	1,683
Investing activities:
Purchases of agency securities	(71,313)	(86,435)
Proceeds from sale of agency securities	57,992	44,218
Principal collections on agency securities	8,201	6,906
Purchases of U.S. Treasury securities	(59,799)	(25,894)
Proceeds from sale of U.S. Treasury securities	45,496	32,243
Net proceeds from (payments made) on reverse repurchase agreements	10,010	(5,946)
Net payments on other derivative instruments	(696)	(816)
(Increase) decrease in restricted cash	322	(33)
Net cash used in investing activities	(9,787)	(35,757)
Financing activities:
Proceeds from repurchase arrangements	421,185	310,225
Payments made on repurchase agreements	(413,190)	(278,652)
Proceeds from debt of consolidated variable interest entities	—	1,000
Repayments on debt of consolidated variable interest entities	(180)	(80)
Net proceeds from preferred stock issuances	—	167
Net proceeds from common stock issuances	1,803	3,600
Payments made on common stock repurchases	(270)	—
Cash dividends paid	(1,346)	(984)
Net cash provided by financing activities	8,002	35,276
Net change in cash and cash equivalents	(301)	1,202
Cash and cash equivalents at beginning of period	2,430	1,367
Cash and cash equivalents at end of period	$2,129	$2,569
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)

Note 1. Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements of American Capital Agency Corp. (referred throughout this report as the "Company", "we", "us" and "our") are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Our unaudited interim consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC, and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

Note 2. Organization
We were organized in Delaware on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering ("IPO"). Our common stock is traded on The NASDAQ Global Select Market under the symbol "AGNC".
We are externally managed by American Capital AGNC Management, LLC (our "Manager"), an affiliate of American Capital, Ltd. ("American Capital").
We operate so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a REIT, we are required to distribute annually 90% of our taxable net income. As long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the Federal Home Loan Bank ("FHLB"). We refer to agency MBS and agency debenture securities collectively as "investment securities" and we refer to the specific investment securities in which we invest as our "investment portfolio."
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

Note 3. Summary of Significant Accounting Policies
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our investment securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our investment securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) ("OCI"), a separate component of stockholders’ equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
Interest-only securities and inverse interest-only securities (collectively referred to as "interest-only securities") represent our right to receive a specified proportion of the contractual interest flows of specific agency CMO securities. Principal-only securities represent our right to receive the contractual principal flows of specific agency CMO securities. Interest-only and principal-only securities are measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our investments in interest-only and principal-only securities are included in agency securities, at fair value on the accompanying consolidated balance sheets.
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
We evaluate individual securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exist as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. However, in evaluating if the third condition exists, our investments in agency securities typically would not have a credit component since the principal and interest are guaranteed by a GSE and, therefore, any unrealized loss is not the result of a credit loss. In addition, since we designate our agency securities as available-for-sale securities with unrealized gains and losses already recognized in OCI, any impairment loss for non-credit components is already recognized in OCI.
The liquidity of the agency securities market allows us to obtain competitive bids and execute on a sale transaction typically within a day of making the decision to sell a security and, therefore, we generally do not make decisions to sell specific agency securities until shortly prior to initiating a sell order. In some instances, we may sell specific agency securities by delivering such securities into existing short to-be-announced ("TBA") contracts. TBA market conventions require the identification of the specific securities to be delivered no later than 48 hours prior to settlement. If we settle a short TBA contract through the delivery of securities, we will generally identify the specific securities to be delivered within one to two days of the 48-hour deadline.
Interest Income
Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums or discounts associated with the purchase of investment securities are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs ("ASC 310-20").
We estimate long-term prepayment speeds of our agency securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our Manager’s judgment, we may make adjustments to its estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) actual prepayments to date plus currently estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
Derivative Instruments
We use a variety of derivative instruments to economically hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool, or a TBA contract, basis and on a non-generic specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index ("Markit IOS Index").
We may also enter into TBA contracts as a means of investing in and financing agency securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to agency securities (thereby reducing our "at risk" leverage). Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We also may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a "dollar roll." The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income/loss." Consequently, forward purchases of agency securities and dollar roll transactions represent a form of off-balance sheet financing.
We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in the balance sheet and to measure those instruments at fair value.
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

Our swap agreements are privately negotiated in the over−the−counter ("OTC") market and may be centrally cleared through a registered commodities exchange ("centrally cleared swaps").
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
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as "convexity risk"). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our swaption agreements typically provide us the option to enter into a pay fixed rate interest rate swap, which we refer as "payer swaptions". We may also enter into swaption agreements that provide us the option to enter into a receive fixed interest rate swap, which we refer to as "receiver swaptions". The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
Our interest rates swaption agreements are privately negotiated in the OTC market and are not subject to central clearing. We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring or disposing of agency securities and we may from time to time utilize TBA dollar roll transactions to finance agency MBS purchases.
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
Forward commitments to purchase or sell specified agency MBS
We enter into forward commitments to purchase or sell specified agency MBS from time to time as a means of acquiring assets or as a hedge against short-term changes in interest rates. Such forward commitments typically require physical settlement. We account for such forward commitments as derivatives if the delivery of the specified agency MBS and settlement extend beyond established market conventions. Realized and unrealized gains and losses associated with forward commitments accounted for as derivatives are recognized in our consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net.
We estimate the fair value of forward commitments to purchase or sell specified agency MBS based on similar methods used to value agency MBS, as well as the remaining length of time of the forward commitment.

U.S. Treasury securities
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Gains and losses associated with purchases and short sales of U.S. Treasury securities and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 4. Investment Securities

As of September 30, 2013, we had agency MBS at fair value of $85.0 billion, with a total cost basis of $85.8 billion. The net unamortized premium balance on our investment portfolio as of September 30, 2013 was $3.8 billion, including interest-only and principal-only strips. The following tables summarize our investments in agency MBS as of September 30, 2013 (dollars in millions):

	September 30, 2013
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$63,884	$17,604	$237	$81,725
Unamortized discount	(44)	(20)	—	(64)
Unamortized premium	2,882	795	8	3,685
Amortized cost	66,722	18,379	245	85,346
Gross unrealized gains	452	118	4	574
Gross unrealized losses	(923)	(428)	—	(1,351)
Total available-for-sale agency MBS, at fair value	66,251	18,069	249	84,569
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost (1)	409	34	—	443
Gross unrealized gains	9	2	—	11
Gross unrealized losses	(10)	(4)	—	(14)
Total agency MBS remeasured at fair value through earnings	408	32	—	440
Total agency MBS, at fair value	$66,659	$18,101	$249	$85,009
Weighted average coupon as of September 30, 2013 (2)	3.52%	3.65%	3.57%	3.54%
Weighted average yield as of September 30, 2013 (3)	2.66%	2.86%	1.12%	2.70%
Weighted average yield for the three months ended September 30, 2013 (3)	2.57%	2.62%	1.17%	2.59%
Weighted average yield for the nine months ended September 30, 2013 (3)	2.73%	2.83%	1.28%	2.75%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.3 billion and the weighted average contractual interest we are entitled to receive was 5.80% of this amount as of September 30, 2013. The par value of our principal-only agency MBS strips was $278 million as of September 30, 2013.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of September 30, 2013.

3.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of September 30, 2013.

	September 30, 2013
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$83,114	$547	$(1,351)	$82,310
Adjustable-Rate	998	17	—	1,015
CMO	1,234	10	—	1,244
Interest-only and principal-only strips	443	11	(14)	440
Total agency MBS	$85,789	$585	$(1,365)	$85,009

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

As of September 30, 2013 and December 31, 2012, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS securities are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of September 30, 2013 and December 31, 2012, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 8% and 11%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of September 30, 2013 and December 31, 2012 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2013				December 31, 2012
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$588	$577	3.89%	2.11%	$1,119	$1,108	4.18%	2.14%
> 3 years and ≤ 5 years	26,492	26,146	3.60%	2.56%	27,448	26,750	3.36%	2.29%
> 5 years and ≤10 years	48,453	49,212	3.45%	2.73%	54,054	52,735	3.69%	2.75%
> 10 years	9,036	9,411	3.19%	2.81%	2,078	2,059	3.44%	2.65%
Total	$84,569	$85,346	3.46%	2.68%	$84,699	$82,652	3.59%	2.59%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.3 and 5.7 years as of September 30, 2013 and December 31, 2012, respectively. The weighted average life of our principal-only strips was 8.4 and 6.4 years as of September 30, 2013 and December 31, 2012, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders' equity, for our available-for-sale securities for the three and nine months ended September 30, 2013 and 2012 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Three months ended September 30, 2013	$(1,610)	100	733	$(777)
Three months ended September 30, 2012	$1,585	1,400	(210)	$2,775
Nine months ended September 30, 2013	$2,040	(3,559)	742	$(777)
Nine months ended September 30, 2012	$1,002	2,616	(843)	$2,775

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2013 and December 31, 2012 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2013	$43,570	$(1,340)	$296	$(11)	$43,866	$(1,351)
December 31, 2012	$8,430	$(25)	$—	$—	$8,430	$(25)

As of September 30, 2013 and December 31, 2012, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three and nine months ended September 30, 2013 and 2012. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency MBS for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended		Nine Months Ended
Agency MBS	September 30, 2013	September 30, 2012	September 30, 2013	September 30, 2012
Agency MBS sold, at cost	$(25,147)	$(10,172)	$(60,541)	$(45,258)
Proceeds from agency MBS sold (1)	24,414	10,382	59,799	46,101
Net (loss) gain on sale of agency MBS	$(733)	$210	$(742)	$843

Gross gain on sale of agency MBS	$2	$210	$183	$855
Gross loss on sale of agency MBS	(735)	—	(925)	(12)
Net (loss) gain on sale of agency MBS	$(733)	$210	$(742)	$843
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three and nine months ended September 30, 2013, we recognized an unrealized gain of $14 million and an unrealized loss of $8 million, respectively, and for the three and nine months ended September 30, 2012, we recognized an unrealized gain of $20 million and $19 million, respectively, in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income for the change in value of investments in interest-only and principal-only strips, net of prior period reversals. For the three and nine months ended September 30, 2013 and 2012, we did not recognize any realized gains or losses on our interest-only or principal-only securities.
Pledged Assets
The following tables summarize our assets pledged as collateral under repurchase agreements, debt of consolidated variable interest entities ("VIEs"), derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$81,745	$1,204	$51	$342	$83,342
U. S. Treasury securities - fair value	4,648	—	62	—	4,710
Accrued interest on pledged securities	237	4	—	1	242
Restricted cash (1)	43	—	290	73	406
Total	$86,673	$1,208	$403	$416	$88,700
   ________________________

1.	Restricted cash in the table above excludes net cash received from counterparties recorded as a contra-asset within restricted cash.

	December 31, 2012
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$78,400	$1,535	$1,065	$501	$81,501
Accrued interest on pledged securities	217	5	3	1	226
Restricted cash	—	—	249	150	399
Total	$78,617	$1,540	$1,317	$652	$82,126

The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013			December 31, 2012
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
≤ 30 days	$31,931	$32,277	$89	$29,284	$28,525	$82
> 30 and ≤ 60 days	20,926	21,120	57	21,716	21,251	58
> 60 and ≤ 90 days	15,684	15,857	43	16,188	15,780	45
> 90 days	14,408	14,587	40	12,747	12,447	37
Total agency MBS	82,949	83,841	229	79,935	78,003	222
U.S. Treasury securities:
1 day	4,648	4,596	12	—	—	—
Total	$87,597	$88,437	$241	$79,935	$78,003	$222
As of September 30, 2013 and December 31, 2012, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Securitizations and Variable Interest Entities
As of September 30, 2013 and December 31, 2012, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, as of September 30, 2013 and December 31, 2012, we recognized agency securities with a total fair value of $1.2 billion and $1.5 billion, respectively, and debt, at fair value, of $736 million and $937 million, respectively, in our accompanying consolidated balance sheets. As of September 30, 2013 and December 31, 2012, such agency securities had an aggregate unpaid principal balance of $1.1 billion and $1.4 billion, respectively, and such debt had an aggregate unpaid principal balance of $729 million and $908 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three months ended September 30, 2013, we did not recognize any gain or loss through earnings associated with our consolidated debt. For the nine months ended September 30, 2013, we recognized a net gain of $33 million in earnings associated with our consolidated debt. For the three and nine months ended September 30, 2012, we recognized a net loss of $24 million and $32 million, respectively. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of September 30, 2013 and December 31, 2012, the fair value of our CMO securities and interest and principal-only securities, excluding the consolidated CMO trusts discussed above, was $1.7 billion and $719 million, respectively, or $2.2 billion and $1.3 billion, respectively, including the net asset value of our consolidated CMO trusts discussed above. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $259 million and $343 million as of September 30, 2013 and December 31, 2012, respectively.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of September 30, 2013 and December 31, 2012, we have met all margin call requirements.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013			December 31, 2012
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$30,902	0.41%	15	$25,473	0.48%	17
> 1 to ≤ 3 months	26,291	0.42%	58	30,402	0.49%	57
> 3 to ≤ 6 months	11,993	0.47%	137	7,208	0.53%	128
> 6 to ≤ 9 months	1,943	0.50%	233	4,509	0.57%	234
> 9 to ≤ 12 months	2,089	0.54%	322	2,149	0.60%	312
> 12 to ≤ 24 months	2,338	0.61%	543	2,142	0.65%	591
> 24 to ≤ 36 months	2,221	0.64%	815	2,492	0.69%	1,002
> 36 months	604	0.69%	1,560	102	0.73%	1,751
Total agency MBS	78,381	0.44%	112	74,477	0.51%	118
U.S. Treasury securities:
1 day	4,092	0.10%	1	$—	—%	—
Total / Weighted Average	$82,473	0.42%	106	$74,477	0.51%	118
As of September 30, 2013 and December 31, 2012, we did not have an amount at risk with any repurchase agreement counterparty greater than 4% of our stockholders’ equity.
As of September 30, 2013 and December 31, 2012, debt of consolidated VIEs, at fair value ("other debt") was $736 million and $937 million, respectively. As of September 30, 2013 and December 31, 2012, our other debt had a weighted average interest rate of LIBOR plus 42 and 43 basis points, respectively, and a principal balance of $729 million and $908 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of September 30, 2013 was 6.6 years.
As of September 30, 2013 and December 31, 2012, we also had outstanding forward commitments to purchase and sell agency securities, including TBA dollar roll transactions, (see Notes 3 and 6). These transactions represent a form of off-balance sheet financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our "at risk" leverage. However, pursuant to ASC 815, we typically account for such transactions as one or more series of derivative transactions and, consequently, they are not included in our on-balance sheet debt or measurement of commensurate leverage ratios.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three and nine months ended September 30, 2013 we reclassified $47 million and $144 million, respectively, and for the three and nine months ended September 30, 2012, we reclassified $51 million and $155 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio was $178 million and $464 million for the three and nine months ended September 30, 2013, respectively, and $125 million and $330 million for the three and nine months ended September 30, 2012, respectively. The difference of $131 million and $320 million for the three and nine months ended September 30, 2013, respectively, and $74 million and $175 million for the three and nine months ended September 30, 2012, respectively, is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of September 30, 2013, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $341 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 2.3 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months is $167 million as of September 30, 2013.
For the current and prior years periods presented below, none of our derivative instruments were designated as cash flow hedges under ASC 815.
Derivative Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2013 and December 31, 2012 (in millions):

Derivatives Instruments	Balance Sheet Location	September 30, 2013	December 31, 2012
Interest rate swaps	Derivative assets, at fair value	$738	$14
Payer swaptions	Derivative assets, at fair value	374	171
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	127	116
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	7	—
		$1,246	$301
Interest rate swaps	Derivative liabilities, at fair value	$(652)	$(1,243)
Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	(10)	(1)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(320)	(20)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(32)	—
Put option	Derivative liabilities, at fair value	(1)	—
		$(1,015)	$(1,264)
  Additionally, as of September 30, 2013 and December 31, 2012, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $1.8 billion and $11.8 billion, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $1.8 billion and $11.7 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013
Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$18,050	1.50%	0.20%	$(416)	1.8
> 3 to ≤ 5 years	13,500	1.19%	0.26%	(9)	4.1
> 5 to ≤ 7 years	5,450	1.71%	0.28%	30	5.9
> 7 to ≤ 10 years	10,450	2.16%	0.27%	373	9.3
> 10 years	2,750	2.91%	0.26%	108	15.2
Total Payer Interest Rate Swaps	$50,200	1.65%	0.24%	$86	5.2

	December 31, 2012
Interest Rate Swaps (1)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$14,600	1.23%	0.26%	$(294)	2.0
> 3 to ≤ 5 years	20,250	1.48%	0.29%	(666)	4.1
> 5 to ≤ 7 years	5,600	1.53%	0.34%	(163)	6.1
> 7 to ≤ 10 years	5,200	1.89%	0.35%	(113)	9.2
> 10 years	1,200	1.79%	0.31%	7	10.2
Total Payer Interest Rate Swaps	$46,850	1.46%	0.29%	$(1,229)	4.4
   ________________________

1.	Amounts include forward starting swaps of $1.7 billion ranging up to four months from December 31, 2012.
The following tables summarize our interest rate swaption agreements outstanding as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
≤ 1 year	$240	$169	6	$13,150	2.71%	3M	7.7
> 1 to ≤ 2 years	123	117	21	4,850	3.17%	3M	5.7
> 2 to ≤ 3 years	47	62	32	1,600	3.60%	3M	6.1
> 3 to ≤ 4 years	7	12	41	300	3.27%	3M	5.0
> 4 to ≤ 5 years	8	14	51	300	3.76%	3M	5.7
Total/Wtd Avg	$425	$374	13	$20,200	2.92%	3M	7.0

	December 31, 2012
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
≤ 1 year	$76	$15	4	$5,150	2.65%	1M / 3M	8.6
> 1 to ≤ 2 years	65	34	19	4,050	2.82%	3M	6.7
> 2 to ≤ 3 years	97	87	33	3,900	3.51%	3M	8.6
> 3 to ≤ 4 years	12	11	46	450	3.20%	3M	6.1
> 4 to ≤ 5 years	24	24	59	900	3.33%	3M	5.0
Total/Wtd Avg	$274	$171	21	$14,450	2.99%	1M / 3M	7.8

The following table summarizes our contracts to purchase and sell TBA and specified agency securities on a forward basis as of September 30, 2013 and December 31, 2012 (in millions):

	September 30, 2013				December 31, 2012
Purchase and Sale Contracts for TBAs and Forward Settling Securities	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)	Notional Amount (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
TBA securities:
Purchase contracts	$4,816	$4,885	$5,002	$117	$21,705	$22,603	$22,719	$116
Sale contracts	(12,142)	(11,945)	(12,258)	(313)	(9,378)	(9,991)	(10,011)	(20)
TBA securities, net (5)	(7,326)	(7,060)	(7,256)	(196)	12,327	12,612	12,708	96
Forward settling securities:
Purchase contracts	—	—	—	—	150	163	162	(1)
Forward settling securities, net (6)	—	—	—	—	150	163	162	(1)
Total TBA and forward settling securities, net	$(7,326)	$(7,060)	$(7,256)	$(196)	$12,477	$12,775	$12,870	$95
  ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

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

5.	Includes 15-year and 30-year TBA securities of varying coupons

6.	Includes 30-year fixed securities of varying coupons
Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize the effect of derivative instruments on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) June 30, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short)September 30, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives(1)
Net TBA and forward settling agency securities	$14,408	(33,697)	11,963	$(7,326)	$(82)
Interest rate swaps	$(55,650)	(850)	6,300	$(50,200)	(222)
Payer swaptions	$(23,750)	(9,450)	13,000	$(20,200)	(134)
U.S. Treasury securities - short position	$(10,477)	(11,266)	19,833	$(1,910)	90
U.S. Treasury securities - long position	$3,750	12,350	(11,249)	$4,851	46
U.S. Treasury futures contracts - short position	$(2,430)	(3,730)	4,430	$(1,730)	(49)
TBA put option	$—	(50)	—	$(50)	—
					$(351)
  ________________________________

1.
Excludes a net gain of $14 million from interest-only and principal-only securities re-measured at fair value through earnings and other miscellaneous net losses of $2 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended September 30, 2012
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) June 30, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short)September 30, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives (1)
Net TBA and forward settling agency securities	$(3,404)	(16,362)	23,540	$3,774	$49
Interest rate swaps	$(48,550)	(3,450)	3,150	$(48,850)	(438)
Payer swaptions	$(8,800)	(2,000)	2,250	$(8,550)	(25)
U.S. Treasury securities - short position	$(1,250)	(11,550)	5,505	$(7,295)	(15)
US Treasury futures contracts - short position	$(1,919)	—	1,919	$—	(27)
Markit IOS total return swaps, net	$(144)	—	144	$—	—
					$(456)

  ______________________

1.
Excludes a net gain of $20 million on interest-only and principal-only securities re-measured at fair value through earnings and a net loss of $24 million from debt of consolidated VIEs re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives (1)
Net TBA and forward settling agency securities	$12,477	74,996	(94,799)	$(7,326)	$(756)
Interest rate swaps	$(46,850)	(16,700)	13,350	$(50,200)	967
Payer swaptions	$(14,450)	(23,800)	18,050	$(20,200)	276
U.S. Treasury securities - short position	$(11,835)	(31,408)	41,333	$(1,910)	434
U.S. Treasury securities - long position	$—	19,654	(14,803)	$4,851	50
U.S. Treasury futures contracts - short position	$—	(7,359)	5,629	$(1,730)	14
TBA put option	$—	(50)	—	$(50)	—
					$985
  ________________________________

1.
Excludes a net loss of $8 million from interest-only and principal-only securities, a net gain of $33 million from debt of consolidated VIEs re-measured at fair value through earnings and other miscellaneous net losses of $3 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2012
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2011	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives (1)
Net TBA and forward settling agency securities	$(104)	(40,532)	44,410	$3,774	$(59)
Interest rate swaps	$(30,250)	(23,300)	4,700	$(48,850)	(1,067)
Payer swaptions	$(3,200)	(12,150)	6,800	$(8,550)	(96)
U.S. Treasury securities - short position	$(880)	(30,480)	24,065	$(7,295)	(115)
U.S. Treasury securities - long position	$100	2,446	(2,546)	$—	(1)
US Treasury futures contracts - short position	$(783)	(3,838)	4,621	$—	(91)
Markit IOS total return swaps, net	$(165)	—	165	$—	—
					$(1,429)
  ______________________

1.
Excludes a net gain of $19 million on interest-only and principal-only securities and a net loss of $32 million from debt of consolidated VIEs re-measured at fair value through earnings recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Credit Risk-Related Contingent Features
The use of derivatives creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties for instruments which are not centrally cleared on a registered exchange to major financial institutions with acceptable credit ratings and monitoring positions with individual counterparties. In addition, we may be required to pledge assets as collateral for our derivatives, whose amounts vary over time based on the market value, notional amount and remaining term of the derivative contract. In the event of a default by a counterparty we may not receive payments provided for under the terms of our derivative agreements, and may have difficulty obtaining our assets pledged as collateral for our derivatives. The cash and cash equivalents and agency securities pledged as collateral for our derivative instruments are included in restricted cash and agency securities, at fair value, respectively, on our consolidated balance sheets.
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
Excluding centrally cleared swaps, as of September 30, 2013, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders’ equity.
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

Note 7. Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2013 and December 31, 2012 (in millions):
Offsetting of Financial Assets and Derivative Assets:

	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received (2)
September 30, 2013
Interest rate swap and swaption agreements, at fair value (1)	$1,112	$—	$1,112	$(531)	$(581)	$—
Receivable under reverse repurchase agreements	1,808	—	1,808	(1,808)	—	—
Total derivative, other hedging instruments and other assets	$2,920	$—	$2,920	$(2,339)	$(581)	$—

December 31, 2012
Interest rate swap and swaption agreements, at fair value (1)	$185	$—	$185	$(185)	$—	$—
Receivable under reverse repurchase agreements	11,818	—	11,818	(10,482)	(1,157)	179
Total derivative, other hedging instruments and other assets	$12,003	$—	$12,003	$(10,667)	$(1,157)	$179

Offsetting of Financial Liabilities and Derivative Liabilities:

	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged (2)
September 30, 2013
Interest rate swap agreements, at fair value (1)	$652	$—	$652	$(531)	$(121)	$—
Repurchase agreements	82,473	—	82,473	(1,808)	(80,665)	—
Total derivative, other hedging instruments and other liabilities	$83,125	$—	$83,125	$(2,339)	$(80,786)	$—

December 31, 2012
Interest rate swap agreements, at fair value (1)	$1,243	$—	$1,243	$(185)	$(1,058)	$—
Repurchase agreements	74,478	—	74,478	(10,482)	(63,996)	—
Total derivative, other hedging instruments and other liabilities	$75,721	$—	$75,721	$(10,667)	$(65,054)	$—
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three and nine months ended September 30, 2013. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2013 and December 31, 2012 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
September 30, 2013
Assets:
Agency securities	$—	$85,009	$—
U.S. Treasury securities	4,823	—	—
Interest rate swaps	—	738	—
Payer swaptions	—	374	—
Net TBA and forward settling agency securities	—	134	—
Total	$4,823	$86,255	$—
Liabilities:
Debt of consolidated VIEs	$—	$736	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,801	—	—
Interest rate swaps	—	652	—
Net TBA and forward settling agency securities	—	330	—
U.S. Treasury futures	32	—	—
Put options	—	1	—
Total	$1,833	$1,719	$—

December 31, 2012
Assets:
Agency securities	$—	$85,245	$—
Interest rate swaps	—	14	—
Payer swaptions	—	171	—
Net TBA and forward settling agency securities	—	116	—
Total	$—	$85,546	$—
Liabilities:
Debt of consolidated VIEs	$—	$937	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	11,763	—	—
Interest rate swaps	—	1,243	—
Net TBA and forward settling agency securities	—	21	—
Total	$11,763	$2,201	$—
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

Note 9. Stockholders' Equity
Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to up to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three months ended September 30, 2013, we repurchased 11.9 million shares of our common stock at an average repurchase price of $22.16 per share, including expenses, totaling $263 million. During the nine months ended September 30, 2013, we repurchased 12.1 million shares of our common stock at an average repurchase price of $22.24 per share, including expenses, totaling $270 million. As of September 30, 2013, the total remaining amount authorized for repurchases of our common stock was $653 million.
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
At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During the nine months ended September 30, 2013, we had no sales under this program. As of September 30, 2013, 16.7 million shares remain available for issuance under these sales agreements. The sales agreements will remain in effect until all of the shares are sold under the agreements, subject to early termination rights.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the nine months ended September 30, 2013, there were no shares issued under the plan. As of September 30, 2013, 21.7 million shares remain available for issuance under the plan.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes to accumulated OCI for the three and nine months ended September 30, 2013 (in millions):

	Three Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of June 30, 2013	$(1,610)	$(388)	$(1,998)
OCI before reclassifications	100	—	100
Amounts reclassified from accumulated OCI	733	47	780
Net current period OCI	833	47	880
Balance as of September 30, 2013	$(777)	$(341)	$(1,118)

	Nine Months Ended September 30, 2013
Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2012	$2,040	$(485)	$1,555
OCI before reclassifications	(3,559)	—	(3,559)
Amounts reclassified from accumulated OCI	742	144	886
Net current period OCI	(2,817)	144	(2,673)
Balance as of September 30, 2013	$(777)	$(341)	$(1,118)

The following table summarizes reclassifications out of accumulated OCI for the three and nine months ended September 30, 2013 (in millions):

Amounts Reclassified from Accumulated OCI	Three Months Ended September 30, 2013	Nine Months Ended September 30, 2013	Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS	$733	$742	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	47	144	Interest expense
Total reclassifications	$780	$886

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

EXECUTIVE OVERVIEW
American Capital Agency Corp. ("AGNC", the "Company", "we", "us" and "our") was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The NASDAQ Global Select Market under the symbol "AGNC".   We are externally managed by American Capital AGNC Management, LLC (our "Manager"), an affiliate of American Capital, Ltd. ("American Capital").
We operate so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the Federal Home Loan Bank ("FHLB"). We refer to agency mortgage-backed securities and agency debenture securities collectively as "agency securities" and we refer to the specific investment securities in which we invest as our "investment portfolio".
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
Our Investment Strategy
 Our investment strategy is designed to:

•	manage an investment portfolio consisting of agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest rate, prepayment rate and extension risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
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

Our Risk Management Strategy
We use a variety of strategies to economically hedge a portion of our exposure to market risks, including interest rate, prepayment and extension risks, to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment or extension risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our leverage is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements. We may experience reduced income or losses based on these rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs.

Additionally, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates increase, mortgage securities typically have "negative convexity." In other words, certain mortgage securities in which we invest may increase in price more slowly than similar duration bonds, or even fall in value, as interest rates decline. Conversely, certain mortgage securities in which we invest may decrease in value more quickly than similar duration bonds as interest rates increase. In order to manage this risk, we monitor, among other things, the "duration gap" between our mortgage assets and our hedge portfolio as well as our convexity exposure. Duration is the estimated percentage change in market value of our mortgage assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. Convexity exposure relates to the way the duration of our mortgage assets or our hedge portfolio changes when the interest rate or prepayment environment changes.

The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about the volatility of future interest rates. We analyze our exposure to non-parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and take actions to attempt to mitigate these risks.

•
Prepayment Risk. Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Prepayment risk generally increases when interest rates decline. In this scenario, our financial results may be adversely affected as we may have to invest that principal at potentially lower yields.

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, rather than prepay their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities.

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and interest rate swaptions. We also purchase or sell TBAs, specified agency securities on a forward basis, U.S. Treasury securities and U.S. Treasury futures contracts; purchase or write put or call options on TBA securities; and invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index ("Markit IOS Index").
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
Trends and Recent Market Impacts
On September 13, 2012, the Federal Reserve ("Fed") announced their third quantitative easing program, commonly known as QE3, and extended their guidance to keep the federal funds rate at exceptionally low levels through at least mid-2015. QE3 entails large-scale purchases of agency mortgage-backed securities ("MBS") at the pace of $40 billion per month in addition to the Fed's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS purchases. The program is open-ended in nature, and is intended to put downward pressure on longer-term interest rates, support mortgage markets, and help make the broader financial conditions more accommodative. The Fed plans to continue their purchases of agency MBS and employ other policy tools, as appropriate, until they foresee substantial improvement in the outlook for the U.S. labor market.
The Fed's purchases have been concentrated in newly-issued, fixed-rate agency MBS (i.e., the part of the mortgage market with the greatest impact on mortgage rates offered to borrowers). The Fed purchased an average of approximately $70 billion in agency securities per month during the first three quarters of 2013, representing nearly half of the average monthly gross issuance of fixed-rate agency MBS over this period.
The Fed's participation in the MBS market has affected asset prices and put downward pressure on net interest margins. The unpredictability and size of QE3 has further injected volatility into the pricing and availability of certain MBS assets. Following the Fed's announcement of QE3, mortgage spreads relative to U.S. Treasury securities and interest rate swaps narrowed sharply and prices across the agency MBS spectrum rose to at or near historical highs, with specified pre-payment protected MBS significantly outperforming generic MBS as investors were focused on pre-payment protection. By early 2013, mortgage spreads had retracted some of their decline, but remained well below their historical average with both specified and generic MBS prices remaining at or near historical highs. However, during the first quarter of 2013, investor perceptions around the future of monetary policy began to shift as concerns grew around the timing and impact of the Fed's eventual withdrawal from the mortgage market. These concerns combined with generally stronger economic data, pushed interest rates higher and mortgage spreads returned to near pre-QE3 levels by the end of the second quarter. Price premiums (or "pay-ups" over generic MBS prices) on specified pools of securities with favorable prepayment attributes also declined during the period, as investor sentiment shifted from prepayment concerns to extension risk and "up rate" protection. The third quarter, although ending with prices and rates largely unchanged relative to the end of the second quarter, experienced significant intra-quarter volatility in both interest rates and spreads as employment reports fell short of expectations and the Fed decided not to commence tapering during its September 2013 Federal Open Market Committee meeting, contrary to earlier predictions. With tapering expectations shifting to sometime between December 2013 and the second half of 2014, the near term outlook for the agency MBS market was increasingly uncertain by the end of the third quarter.

Given ongoing uncertainties related to the U.S. economic outlook, the timing of changes to QE3 and the actions of U.S. government policy makers, we expect the agency MBS market will continue to experience significant volatility. Consequently, throughout the first three quarters of 2013, we took actions to rebalance the composition of our asset portfolio toward lower duration assets, such as 15-year fixed rate MBS, which are less sensitive to changes in interest rates and mortgage spreads and provide greater capacity to redeploy cash flows into higher yielding assets over the intermediate to longer term (two to five years) in a post QE3 higher rate environment. In addition, with the near term outlook uncertain, we continue to prioritize risk management over short-term returns. As of September 30, 2013, we lowered our "at risk" leverage ratio, inclusive of our net TBA position, to 7.2x our stockholders' equity and continued to maintain a large hedge portfolio relative to pre-QE3 levels. As of September 30, 2013, our hedges, consisting of interest rate swaps, swaptions and U.S. Treasury positions represented 91% of our repurchase agreements, other debt and net TBA position. This hedge ratio was moderately lower than our June 30, 2013 hedge ratio of 101%. We were comfortable operating with a slightly lower hedge ratio and slightly larger duration gap at the end of the third quarter due to the lower risk profile of our assets, the significant extension risk protection provided by our swaption portfolio and the relatively lower level of operating leverage.
Collectively, we believe our actions will provide us with greater book value protection in a rising rate environment. However, in the event that interest rates decline, we continued to hold 65% of our fixed-rate mortgage assets (or 71% inclusive of our net short TBA position) in pre-payment protected securities (i.e., securities backed by original loan balances of up to $150,000, referred to as "lower loan balance securities", and securities backed by 100% refinance loans with original loan-to-value ratios of at least 80% originated under HARP, referred to as "HARP securities") as of September 30, 2013. Substantially all of our pre-payment protected securities as of September 30, 2013 were deliverable into TBA contracts and, therefore, had largely the same liquidity profile as generic agency securities. Further, fixed rate agency TBA deliverable securities had a weighted average pay-up of 0.16% as of September 30, 2013. Therefore, if pay-ups had declined to zero, it would have resulted in less than a 2% decline in our net asset value as of September 30, 2013. For further details of our portfolio composition as of September 30, 2013 refer to Financial Condition below.
Because our primary focus in the current market environment is to prioritize protecting our net asset value and longer term earnings potential over short term returns, we expect that the combination of portfolio rebalancing actions and maintaining a large hedge ratio will result in lower net spread income (net interest income, less periodic costs on interest rate swaps and operating expenses) over the short to intermediate-term. Additionally, as of September 30, 2013, $43.9 billion of our agency MBS had unrealized losses totaling $1.4 billion. Therefore, as we continue to actively manage our portfolio we may recognize additional realized losses on sales of our agency securities.
The table below summarizes interest rates and prices of generic fixed-rate agency mortgage-backed securities as of the end of each respective quarter since September 30, 2012:

Interest Rate/Security Price (1)	Sept 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Sept 30, 2013 vs. Dec. 31, 2012		Sept 30, 2013 vs. Sept 30, 2012
LIBOR:
1-Month	0.18%	0.19%	0.20%	0.21%	0.21%	--0.03	bps	--0.03	bps
3-Month	0.25%	0.27%	0.28%	0.31%	0.36%	--0.06	bps	--0.11	bps
6-Month	0.37%	0.41%	0.44%	0.51%	0.64%	--0.14	bps	--0.27	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.32%	0.36%	0.24%	0.25%	0.23%	+0.07	bps	+0.09	bps
5-Year U.S. Treasury	1.38%	1.39%	0.77%	0.72%	0.63%	+0.66	bps	+0.75	bps
10-Year U.S. Treasury	2.61%	2.49%	1.85%	1.76%	1.63%	+0.85	bps	+0.98	bps
Interest Rate Swap Rate:
2-Year Swap	0.46%	0.51%	0.42%	0.39%	0.37%	+0.07	bps	+0.09	bps
5-Year Swap	1.54%	1.57%	0.95%	0.86%	0.76%	+0.68	bps	+0.78	bps
10-Year Swap	2.77%	2.70%	2.01%	1.84%	1.70%	+0.93	bps	+1.07	bps
30-Year Fixed Rate MBS Price:
3.0%	$97.70	$97.72	$103.11	$104.84	$105.58	-$7.14		-$7.88
3.5%	$101.83	$101.50	$105.58	$106.66	$107.25	-$4.83		-$5.42
4.0%	$104.86	$104.16	$106.61	$107.22	$107.75	-$2.36		-$2.89
4.5%	$106.80	$105.82	$107.73	$108.03	$108.25	-$1.23		-$1.45
5.0%	$108.45	$107.65	$108.34	$108.33	$109.06	+$0.12		-$0.61
5.5%	$109.03	$108.65	$109.08	$108.64	$109.63	+$0.39		-$0.60
6.0%	$109.39	$108.78	$109.56	$109.22	$110.44	+$0.17		-$1.05
15-Year Fixed Rate MBS Price:
2.5%	$100.61	$100.45	$103.75	$104.61	$105.13	-$4.00		-$4.52
3.0%	$103.53	$102.82	$105.17	$105.61	$106.00	-$2.08		-$2.47
3.5%	$105.58	$104.20	$106.03	$106.14	$106.41	-$0.56		-$0.83
4.0%	$106.25	$105.32	$107.00	$107.00	$106.91	-$0.75		-$0.66
4.5%	$106.25	$106.00	$107.67	$107.55	$107.84	-$1.30		-$1.59
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above were obtained from a combination of Bloomberg and dealer indications. Interest rates were obtained from Bloomberg.

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

Pay-ups on Specified Mortgage Pools over Generic TBA Price (1)(2)	Sept 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Sept. 30, 2012	Sept 30, 2013 vs. Dec. 31, 2012	Sept 30, 2013 vs. Sept 30, 2012
30-Year Lower Loan Balance Pay-ups ($85k - $110k): (3)
3.0%	$0.03	$—	$0.13	$0.69	$0.09	-$0.66	-$0.06
3.5%	$0.22	$0.22	$0.91	$1.64	$1.02	-$1.42	-$0.80
4.0%	$0.70	$0.91	$3.28	$4.19	$3.45	-$3.49	-$2.75
30-Year HARP Pay-ups (95% - 100% LTV): (4)
3.0%	$—	$—	$0.07	$0.47	$0.06	-$0.47	-$0.06
3.5%	$0.03	$0.16	$0.70	$1.52	$1.00	-$1.49	-$0.97
4.0%	$0.21	$0.59	$2.85	$4.06	$3.25	-$3.85	-$3.04
 ________________________

1.	Source: Bloomberg and dealer indications

2.
"Pay-ups" represent the value of the price premium of specified securities over generic TBA pools. The table above includes pay-ups for newly originated specified pools.     Price information is provided for information only and is not meant to be reflective of our specific portfolio holdings. Prices can vary materially depending on the source.

3.	Lower loan balance securities in table above represent pools backed by an original loan balance of $85,000 to $110,000.

4.	HARP securities in table above represent pools backed by 100% refinance loans with loan-to-values ("LTV") of 95% to 100%.

The following table summarizes recent prepayment trends for our portfolio

Annualized Monthly Constant Prepayment Rates (1)	Jan. 2013	Feb. 2013	Mar. 2013	April 2013	May 2013	June 2013	July 2013	Aug. 2013	Sept. 2013
AGNC portfolio	11%	10%	10%	11%	11%	12%	11%	11%	8%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of September 30, 2013 and December 31, 2012, our investment portfolio consisted of $85.0 billion and $85.2 billion of agency MBS, respectively, and $7.3 billion net short TBA position and $12.9 billion net long TBA position, at fair value, respectively.
Our net TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of September 30, 2013 and December 31, 2012, our net TBA positions had a net carrying value of $(196) million and $95 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The following tables summarize certain characteristics of our agency MBS investment portfolio and our net TBA position as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP (2)(3)	Weighted Average			Projected Life CPR (5)
						WAC (4)	Yield (5)	Age (Months)
Investments By Issuer:
Fannie Mae	$63,884	$66,722	104.4%	$66,251	60%	3.91%	2.66%	20	8%
Freddie Mac	17,604	18,379	104.4%	18,069	75%	4.04%	2.86%	21	7%
Ginnie Mae	237	245	103.4%	249	—%	3.08%	1.12%	24	19%
Total / Weighted Average	$81,725	$85,346	104.4%	$84,569	63%	3.93%	2.70%	20	8%

Investments By Coupon: (1)
Fixed-Rate
≤ 15-Year
≤ 2.5%	$11,531	$11,772	102.1%	$11,613	33%	2.96%	2.07%	10	6%
3.0%	6,123	6,306	103.0%	6,338	66%	3.43%	2.34%	17	8%
3.5%	16,201	16,877	104.2%	17,123	42%	3.93%	2.50%	27	9%
4.0%	6,002	6,297	104.9%	6,400	88%	4.40%	2.77%	34	10%
4.5%	621	654	105.3%	661	98%	4.87%	3.14%	37	11%
≥ 5.0%	9	9	104.5%	10	26%	6.44%	4.36%	69	14%
Total ≤ 15-Year	40,487	41,915	103.5%	42,145	51%	3.67%	2.41%	22	8%
20-Year
≤ 3.0%	354	351	99.2%	355	28%	3.55%	3.10%	4	5%
3.5%	749	766	102.2%	775	59%	3.43%	3.12%	7	6%
4.0%	96	101	105.0%	102	47%	4.53%	3.07%	25	8%
4.5%	121	130	107.2%	131	97%	4.89%	3.16%	34	9%
≥ 5.0%	7	7	106.6%	7	63%	5.90%	3.37%	64	17%
Total 20-Year:	1,327	1,355	102.1%	1,370	53%	3.70%	3.12%	10	6%
30-Year:
≤ 3.0%	6,369	6,496	102.0%	6,216	21%	3.62%	2.77%	7	5%
3.5%	14,744	15,619	105.9%	15,004	99%	4.03%	2.75%	16	6%
4.0%	11,220	11,961	106.6%	11,775	90%	4.47%	3.09%	20	7%
4.5%	4,521	4,825	106.7%	4,846	87%	4.94%	3.49%	30	8%
5.0%	583	625	107.1%	633	61%	5.41%	3.67%	47	11%
≥ 5.5%	294	318	108.2%	321	35%	6.25%	3.35%	81	22%
Total 30-Year	37,731	39,844	105.6%	38,795	81%	4.24%	2.96%	18	7%
Total Fixed-Rate	79,545	83,114	104.5%	82,310	65%	3.95%	2.69%	20	8%
Adjustable-Rate	977	998	102.2%	1,015	—%	2.57%	2.40%	31	17%
CMO	1,203	1,234	102.6%	1,244	—%	4.29%	2.89%	18	7%
Total / Weighted Average	$81,725	$85,346	104.4%	$84,569	63%	3.93%	2.70%	20	8%

	September 30, 2013
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR (5)
				Coupon (1)	Yield (5)	Age (Months)
Interest-Only Strips
Fannie Mae	$1,089	$189	$192	5.85%	7.01%	36	13%
Freddie Mac	230	34	32	5.54%	11.64%	87	16%
Principal-Only Strips
Fannie Mae	278	220	216	—%	3.81%	22	9%
Total / Weighted Average	$1,597	$443	$440	4.79%	5.78%	33	11%
_______________________

1.
The weighted average coupon on our agency MBS classified as"AFS" held as of September 30, 2013 was 3.46% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, held as of September 30, 2013 was 3.54%.

2.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $100,000 and $97,000 for 15-year and 30-year securities, respectively, as of September 30, 2013.

3.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 102% and 101% for 15-year and 30-year securities, respectively, as of September 30, 2013. Includes $1.0 billion and $2.1 billion of 15-year and 30-year securities with >105 LTV pools which are not deliverable into TBA securities.

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of September 30, 2013.

	September 30, 2013
TBAs and Forward Settling Securities	Notional Amount - Long (Short) (1)	Cost Basis (2)	Market Value (3)	Net Carrying Value (4)
15-Year TBA securities:
2.5%	1,159	1,136	1,166	30
3.0%	(2,232)	(2,250)	(2,308)	(58)
3.5%	(850)	(882)	(894)	(12)
Total 15-Year TBAs	(1,923)	(1,996)	(2,036)	(40)
30-Year TBA securities:
3.0%	(3,722)	(3,530)	(3,631)	(101)
3.5%	(5,287)	(5,221)	(5,372)	(151)
4.0%	3,263	3,349	3,417	68
4.5%	343	338	366	28
Total 30-Year TBAs	(5,403)	(5,064)	(5,220)	(156)
Total TBAs and forward settling securities	$(7,326)	$(7,060)	$(7,256)	$(196)
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

	December 31, 2012
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP (2)(3)	Weighted Average			Projected Life CPR (5)
						WAC (4)	Yield (5)	Age (Months)
Investments By Issuer:
Fannie Mae	$58,912	$62,120	105.4%	$63,687	77%	4.06%	2.60%	13	10%
Freddie Mac	19,336	20,284	104.9%	20,758	75%	4.06%	2.58%	14	12%
Ginnie Mae	238	248	104.2%	254	—%	4.12%	1.60%	24	19%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	76%	4.06%	2.59%	13	11%

Investments By Coupon: (1)
Fixed-Rate
≤ 15-Year
≤ 2.5%	$11,483	$11,979	104.3%	$12,014	18%	3.01%	1.52%	3	11%
3.0%	1,787	1,859	104.0%	1,910	97%	3.45%	2.07%	12	10%
3.5%	6,409	6,600	103.0%	6,888	93%	3.93%	2.69%	21	13%
4.0%	7,709	8,051	104.4%	8,323	85%	4.40%	2.64%	25	16%
4.5%	763	802	105.0%	831	98%	4.86%	3.03%	28	15%
≥ 5.0%	12	12	104.4%	13	34%	6.34%	4.29%	58	17%
Total ≤ 15-Year	28,163	29,303	104.1%	29,979	61%	3.68%	2.17%	15	13%
20-Year
≤ 3.0%	938	983	104.7%	987	1%	3.60%	2.15%	4	9%
3.5%	315	330	104.7%	338	49%	4.04%	2.57%	10	10%
4%	113	118	104.5%	123	45%	4.52%	2.92%	16	14%
4.5%	141	151	106.9%	158	96%	4.89%	2.88%	26	14%
≥ 5.0%	10	10	106.6%	10	—%	5.93%	3.50%	56	18%
Total 20-Year:	1,517	1,592	104.9%	1,616	23%	3.90%	2.37%	8	10%
30-Year:
≤ 3.0%	3,675	3,866	105.2%	3,863	58%	3.58%	2.34%	3	7%
3.5%	20,005	21,180	105.9%	21,579	89%	4.01%	2.67%	7	8%
4%	17,790	18,946	106.5%	19,605	96%	4.46%	2.95%	13	10%
4.5%	5,163	5,475	106.0%	5,706	85%	4.94%	3.35%	22	12%
5.0%	731	778	106.4%	803	59%	5.41%	3.56%	41	15%
≥ 5.5%	441	477	108.2%	484	31%	6.31%	3.61%	72	18%
Total 30-Year	47,805	50,722	106.1%	52,040	88%	4.29%	2.84%	12	9%
Total Fixed-Rate	77,485	81,617	105.3%	83,635	77%	4.06%	2.59%	13	11%
Adjustable-Rate	837	865	103.4%	891	—%	3.76%	2.40%	43	22%
CMO	164	170	103.2%	173	—%	5.22%	2.85%	66	15%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	76%	4.06%	2.59%	13	11%

	December 31, 2012
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR (5)
				Coupon (1)	Yield (5)	Age (Months)
Interest-Only Strips
Fannie Mae	$1,332	$245	$249	5.82%	6.98%	30	16%
Freddie Mac	328	55	43	5.60%	11.84%	82	17%
Principal-Only Strips
Fannie Mae	302	241	254	—%	3.17%	14	9%
Total / Weighted Average	$1,962	$541	$546	4.89%	5.78%	28	13%
______________________

1.
The weighted average coupon on our agency MBS classified as "AFS" held as of December 31, 2012 was 3.59% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, held as of December 31, 2012 was 3.69%.

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

As of September 30, 2013 and December 31, 2012, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.70% and 2.61%, respectively.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of September 30, 2013 and December 31, 2012, the weighted average final contractual maturity of our agency MBS portfolio was 21 and 24 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 7.1 and 6.6 years as of September 30, 2013 and December 31, 2012, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 8% and 11% as of September 30, 2013 and December 31, 2012, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio, including principal and interest-only strips, was 104.6% of par value as of September 30, 2013, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of September 30, 2013 and December 31, 2012 (dollars in millions):

	September 30, 2013				December 31, 2012
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale (1)	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$588	$577	3.89%	2.11%	$1,119	$1,108	4.18%	2.14%
> 3 years and ≤ 5 years	26,492	26,146	3.60%	2.56%	27,448	26,750	3.36%	2.29%
> 5 years and ≤10 years	48,453	49,212	3.45%	2.73%	54,054	52,735	3.69%	2.75%
> 10 years	9,036	9,411	3.19%	2.81%	2,078	2,059	3.44%	2.65%
Total	$84,569	$85,346	3.46%	2.68%	$84,699	$82,652	3.59%	2.59%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.3 and 5.7 years as of September 30, 2013 and December 31, 2012, respectively, and the weighted average life of our principal-only strips was 8.4 and 6.4 years as of September 30, 2013 and December 31, 2012, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of September 30, 2013 and December 31, 2012, our ARM securities had a weighted average next reset date of 60 months and 43 months, respectively.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2013	$43,570	$(1,340)	$296	$(11)	$43,866	$(1,351)

As of September 30, 2013, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three and nine months ended September 30, 2013. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

As of September 30, 2013 and December 31, 2012, we did not have investments in agency debenture securities.

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
The following analysis of our financial condition and results of operations should be read in conjunction with our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2013 and December 31, 2012 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2013 and 2012 (in millions, except per share amounts):

Balance Sheet Data	September 30, 2013	December 31, 2012
	(unaudited)
Investment portfolio, at fair value	$85,009	$85,245
Total assets	$97,271	$100,453
Repurchase agreements and other debt	$83,209	$75,415
Total liabilities	$87,386	$89,557
Total stockholders' equity	$9,885	$10,896
Net asset value per common share as of period end (1)	$25.27	$31.64

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (unaudited)	2013	2012	2013	2012
Interest income	$558	$520	$1,650	$1,538
Interest expense (2)	145	139	416	365
Net interest income	413	381	1,234	1,173
Other (loss) income, net (2)	(1,072)	(250)	265	(599)
Expenses	42	40	130	104
(Loss) income before income tax	(701)	91	1,369	470
Provision for income tax, net	—	5	10	4
Net (loss) income	(701)	86	1,359	466
Dividend on preferred stock	3	3	10	6
Net (loss) income (attributable) available to common shareholders	$(704)	$83	$1,349	$460

Net (loss) income	$(701)	$86	$1,359	$466
Other comprehensive income (loss) (2)	880	1,241	(2,673)	1,928
Comprehensive income (loss)	179	1,327	(1,314)	2,394
Dividend on preferred stock	3	3	10	6
Comprehensive income (loss) available (attributable) to common shareholders	$176	$1,324	$(1,324)	$2,388

Weighted average number of common shares outstanding - basic and diluted	390.6	332.8	381.2	291.6
Net (loss) income per common share - basic and diluted	$(1.80)	$0.25	$3.54	$1.58
Comprehensive income (loss) per common share - basic and diluted	$0.45	$3.98	$(3.47)	$8.19
Dividends declared per common share	$0.80	$1.25	$3.10	$3.75

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (unaudited)	2013	2012	2013	2012
Average agency securities, at par	$82,751	$77,519	$75,841	$69,094
Average agency securities, at cost	$86,407	$81,500	$79,744	$72,480
Average total assets, at fair value	$109,309	$95,007	$101,964	$81,949
Net TBA dollar roll position - as of period end, at par	$(7,326)	NM	$(7,326)	NM
Net TBA dollar roll position - as of period end, at cost	$(7,060)	NM	$(7,060)	NM
Net TBA dollar roll position - as of period end, at market value	$(7,256)	NM	$(7,256)	NM
Net TBA dollar roll position - as of period end, carrying value (3)	$(196)	NM	$(196)	NM
Average net TBA dollar roll position, at cost	$131	NM	$15,577	NM
Average repurchase agreements and other debt	$78,845	$75,106	$71,862	$66,890
Average stockholders' equity (4)	$10,064	$10,602	$10,718	$8,899
Average coupon (5)	3.50%	3.81%	3.60%	3.96%
Average asset yield (6)	2.59%	2.55%	2.75%	2.82%
Average cost of funds (7)	(1.39)%	(1.13)%	(1.37)%	(1.08)%
Average net interest rate spread	1.20%	1.42%	1.38%	1.74%
Average net interest rate spread, including estimated TBA dollar roll income (8)	1.14%	NM	1.86%	NM
Average coupon (as of period end)	3.54%	3.77%	3.54%	3.77%
Average asset yield (as of period end)	2.70%	2.61%	2.70%	2.61%
Average cost of funds (as of period end) (9)	(1.33)%	(1.11)%	(1.33)%	(1.11)%
Average net interest rate spread (as of period end)	1.37%	1.50%	1.37%	1.50%
Net comprehensive income (loss) return on average common equity - annualized (10)	7.1%	50.4%	(16.9)%	36.2%
Economic return (loss) on common equity - annualized (11)	8.7%	58.7%	(13.8)%	41.1%
Leverage (average during the period) (12)	7.8:1	7.1:1	6.7:1	7.5:1
Leverage, including net TBA dollar roll position (average during the period) (13)	7.8:1	NM	8.2:1	NM
Leverage (as of period end) (14)	7.9:1	7.0:1	7.9:1	7.0:1
Leverage, including net TBA dollar roll position (as of period end) (15)	7.2:1	NM	7.2:1	NM
Expenses % of average assets - annualized	0.15%	0.17%	0.17%	0.17%
Expenses % of average assets, including average net TBA dollar roll position - annualized	0.15%	NM	0.15%	NM
Expenses % of average equity - annualized	1.66%	1.50%	1.62%	1.56%
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

2.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion further below and Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q for additional information regarding our discontinuance of hedge accounting.

3.
The carrying value of our net TBA position represents the difference between the market value of the TBA contract as of period-end and the cost basis and is reported in derivative assets / (liabilities), at fair value on our accompanying consolidated balance sheets.

4.	Average stockholders' equity calculated as our average month-end stockholders' equity during the period.

5.	Average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

6.
Average asset yield for the period was calculated by dividing our total cash interest income on agency securities, adjusted for amortization of premiums and discounts, by our average amortized cost of agency securities held.

7.
Average cost of funds includes repurchase agreements, debt of consolidated VIEs and interest rate swaps, but excludes interest rate swap termination fees and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Weighted average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and debt of consolidated VIEs outstanding for the period.

8.
Estimated TBA dollar roll income is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

9.
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

10.
Net comprehensive income (loss) return on average common equity for the period was calculated by dividing our comprehensive income available to common shareholders by our average stockholders' equity, net of the 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference.

11.
Economic return (loss) on common equity represents the sum of the change in our net asset value per common share and our dividends declared on common stock during the period over our beginning net asset value per common share.

12.
Leverage during the period was calculated by dividing our daily weighted average agency MBS repurchase agreements and debt of consolidated VIEs outstanding for the period by our average stockholders' equity for the period. Leverage excludes U.S. Treasury repurchase agreements.

13.
Leverage, including net TBA dollar roll position, during the period includes the components of "leverage (average during the period)", plus our daily weighted average net TBA dollar position (at cost) during the period.

14.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by our total stockholders' equity at period end. Leverage excludes U.S. Treasury repurchase agreements.

15.	Leverage at period end, including net TBA dollar roll position, includes the components of "leverage (as of period end)" plus our net TBA position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$726	3.50%	$739	3.81%	$2,050	3.60%	$2,053	3.96%
Premium amortization	(168)	(0.91)%	(219)	(1.26)%	(400)	(0.85)%	(515)	(1.14)%
Interest income	$558	2.59%	$520	2.55%	$1,650	2.75%	$1,538	2.82%
Actual portfolio CPR	10%		9%		10%		10%
Projected life CPR as of period end	8%		14%		8%		14%
Average 30-year fixed-rate mortgage rate as of period end (1)	4.22%		3.40%		4.22%		3.40%
10-year U.S. Treasury rate as of period end	2.61%		1.63%		2.61%		1.63%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting interest income are the size of our agency MBS investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on changes in interest income between the current three and nine months ended September 30, 2013 over the corresponding prior year period (in millions):

Impact of Changes in Principal Elements Impacting Interest Income
Period Ended September 30, 2013 vs. September 30, 2012
		Due to Change in Average (1)
	Net Increase	Portfolio Size	Asset Yield
Three months ended	$38	$30	$8
Nine months ended	$112	$149	$(37)
____________________

1.
Variances that are the combined effect of changes in portfolio size and asset yield, but cannot be separately identified, are allocated to the portfolio size and asset yield variances based on their respective relative amounts.

The primary driver of the increase in interest income for the three months ended September 30, 2013 was due to a 6% increase in our average portfolio size as a function of our larger equity capital base and a moderate increase in leverage. In addition, the average yield on our investments increased from 2.55% for the three months ended September 30, 2012 to 2.59% for the three months ended September 30, 2013, which was largely a function of the decrease in the average projected life CPRs of our assets from 14% CPR as of September 30, 2012 to 8% CPR as of September 30, 2013 due to higher long-term interest rates, partially offset by a decline in the average coupon on our investments from 3.81% for the three months ended September 30, 2012 to 3.50% for the three months ended September 30, 2013 due to changes in asset composition.

Additionally, interest income for the three months ended September 30, 2013 and 2012 was impacted by "catch-up" premium amortization costs due to an increase in our average projected CPR relative to the immediately preceding quarter-end. During the three months ended September 30, 2013, we recognized approximately $12 million of estimated "catch-up" premium amortization cost due to an increase in our average projected CPR from June 30, 2013 of 74 basis points, compared to approximately $23 million of estimated "catch-up" premium amortization cost recognized during the three months ended September 30, 2012 due to an increase in projected CPRs from June 30, 2012 of 245 basis points.
The primary driver of the increase in our interest income for the nine months ended September 30, 2013 was due to a 10% increase in our average portfolio size as a function of our larger equity capital base. Partially offsetting this was a decline in the average yield on our assets primarily due to a decrease in the average coupon on our assets from 3.96% for the nine months ended September 30, 2012 to 3.60% for the nine months ended September 30, 2013, due to changes in asset composition.
Additionally, interest income for the nine months ended September 30, 2013 and 2012 was impacted by "catch-up" premium amortization benefit/cost due to a decrease/increase in our average projected CPR. During the nine months ended September 30, 2013, we recognized approximately $75 million of estimated "catch-up" premium amortization benefit due to changes in our projected CPR estimates, compared to approximately $28 million of estimated "catch-up" premium amortization cost recognized during the nine months ended September 30, 2012.

Leverage
Our leverage was 8.4 times and 6.9 times our stockholders' equity as of September 30, 2013 and December 31, 2012, respectively, or 7.9 times and 7.0 times our stockholders' equity, respectively, when adjusted for the net payables and receivables for unsettled securities and excluding U.S. Treasury repurchase agreements. Inclusive of our net TBA position, our leverage was 7.2 times and 8.2 times our stockholders' equity as of September 30, 2013 and December 31, 2012, respectively. We recognize our TBA commitments as derivatives under GAAP and, thus, they are not included in our repurchase agreement ("repo") and other debt leverage calculations; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet repurchase agreements. Similarly, a short TBA position, has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet repurchase commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we commonly refer to our leverage, adjusted for TBA positions and U.S. Treasury repo agreements, as our "at risk" leverage.
The table below presents our quarterly average and quarter-end repo and other debt balance outstanding and leverage ratios for the nine months ended September 30, 2013 and the year ended December 31, 2012 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Interest Rate as of Period End (2)	Average Leverage during the Period (1)(3)	Average Leverage during the Period, Including Net TBA Position (1)(4)	Leverage as of Period End (2)(5)	Leverage as of Period End, Including Net Unsettled Trades (1)(6)	Leverage as of Period End, Including Net Unsettled Trades and Net TBA Position (1)(7)
Quarter Ended	Average Daily Amount Outstanding (1)	Maximum Daily Amount Outstanding (2)	Ending Amount Outstanding (2)
September 30, 2013	$78,845	$83,721	$83,209	0.42%	7.8:1	7.8:1	8.4:1	7.9:1	7.2:1
June 30, 2013	$66,060	$73,234	$73,234	0.44%	5.9:1	8.4:1	7.1:1	7.0:1	8.5:1
March 31, 2013	$70,591	$75,580	$67,122	0.47%	6.5:1	8.2:1	5.8:1	5.7:1	8.1:1
December 31, 2012	$74,649	$80,262	$75,415	0.51%	6.7:1	7.8:1	6.9:1	7.0:1	8.2:1
September 30, 2012	$75,106	$81,227	$80,262	0.46%	7.1:1	NM	7.1:1	7.0:1	NM
June 30, 2012	$67,997	$70,495	$70,494	0.42%	7.5:1	NM	7.7:1	7.6:1	NM
March 31, 2012	$57,480	$69,867	$69,866	0.37%	8.2:1	NM	8.0:1	8.4:1	NM

_______________________

1.	Excludes U.S. Treasury repo agreements.

2.	Includes U.S. Treasury repo agreements.

3.
Average leverage during the period was calculated by dividing the daily weighted average agency repurchase agreements and debt of consolidated VIEs outstanding for the period by our average month-end stockholders’ equity for the period. Leverage excludes our U.S. Treasury repurchase agreements.

4.
Average leverage during the period, including net TBA position, includes the components of "average leverage during the period", plus our daily weighted average net TBA position (at cost) during the period.

5.
Leverage as of period end was calculated by dividing the amount outstanding under our repurchase agreements, including U.S. Treasury repurchase agreements, and debt of consolidated VIEs by our stockholders’ equity at period end.

6.
Leverage as of period end including net of unsettled trades was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net payables and receivables for unsettled agency MBS securities and debt of consolidated VIEs by our total stockholders’ equity at period end. Leverage excludes our U.S. Treasury repurchase agreements.

7.
Leverage as of period end including net unsettled trades and net TBA position includes the components of note 5 plus the cost basis (or contract price) of our net TBA position. Leverage excludes our U.S. Treasury repurchase agreements.

NM = Not meaningful. Prior to the fourth quarter of 2012, our net TBA position primarily consisted of short TBAs used for hedging purposes.

Interest Expense and Cost of Funds

Our interest expense is primarily comprised of interest expense on our repurchase agreements and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Upon our election to discontinue hedge accounting under GAAP as of September 30, 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap.
Our "adjusted net interest expense", also referred to as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees and costs associated with our other supplemental hedges, such as swaptions, short U.S. Treasury positions or TBA positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense (a non-GAAP financial measure) for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2013		2012		2013		2012
Adjusted Net Interest Expense and Cost of Funds	Amount	% (1)	Amount	% (1)	Amount	% (1)	Amount	% (1)
Interest expense:
Repurchase agreement and other debt interest expense	$98	0.49%	$88	0.47%	$272	0.51%	$210	0.42%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	47	0.24%	51	0.27%	144	0.27%	155	0.31%
Total interest expense	145	0.73%	139	0.74%	416	0.78%	365	0.73%
Other periodic interest costs of interest rate swaps, net	131	0.66%	74	0.39%	320	0.60%	175	0.35%
Total adjusted net interest expense and cost of funds	$276	1.39%	$213	1.13%	$736	1.37%	$540	1.08%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.
The increase in our adjusted net interest expense was a function of maintaining a higher swap hedge ratio, higher average swap rates and higher average repo rates. Higher average swap rates were largely due to extending the average term of our swap portfolio and a steeper yield curve. Higher repo rates were largely due to extending the average term of our repo agreements.
The following is a summary of the estimated impact of changes in the principle elements of our adjusted net interest expense for the three and nine months ended September 30, 2013 and the corresponding prior year period (in millions):

Impact of Changes in the Principle Elements of Adjusted Net Interest Expense
Period Ended September 30, 2013 vs. September 30, 2012
		Due to Change in Average (1)
	Increase	Repo and Swap Balance	Repo and Swap Rates
Three months ended
Repurchase agreements and other debt expense	$10	$5	$5
Periodic interest rate swap costs (2)	53	29	24
Total change in adjusted net interest expense	$63	$34	$29

Nine months ended:
Repurchase agreements and other debt expense	$62	$4	$58
Periodic interest rate swap costs (2)	134	125	9
Total change in adjusted net interest expense	$196	$129	$67

____________________

1.
Variances that are the combined effect of changes in our repurchase agreement/interest rate swap balance and changes in repurchase agreement/swap interest rates, but cannot be separately identified, are allocated to each variance based on their respective relative amounts.

2.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Change due to interest rate reflects impact of change in the weighted average fixed pay rate, net of change in the weighted average receive rate.

The table below presents a summary of our debt and interest rate swaps outstanding for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Debt and Interest Rate Swaps Outstanding	2013	2012	2013	2012
Average repurchase agreements and other debt	$78,845	$75,106	$71,862	$66,890
Average notional amount of interest rate swaps	$50,370	$44,170	$48,117	$37,209
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	64%	59%	67%	56%
Weighted average pay rate on interest rate swaps	1.64%	1.47%	1.54%	1.51%

Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio and current and anticipated swap spreads. As of September 30, 2013, we had no forward starting interest rate swaps outstanding. As of September 30, 2012, we had $3.1 billion of forward starting interest rate swaps outstanding with forward start dates through March 2013, compared to $550 million of interest rate swaps set to expire over the same time period.

Net Spread Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income (a non-GAAP financial measure) for the three and nine months ended September 30, 2013 and 2012 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net interest income	$413	$381	$1,234	$1,173
Other periodic interest costs of interest rate swaps, net (1)	131	74	320	175
Adjusted net interest income	282	307	914	998
Operating expenses	42	40	130	104
Net spread income	240	267	784	894
Dividend on preferred stock	3	3	10	6
Net spread income available to common shareholders	237	264	774	888
TBA dollar roll (loss) income (1)(2)	(12)	—	325	—
Net spread and dollar roll income available to common shareholders	$225	$264	$1,099	$888
Weighted average number of common shares outstanding - basic and diluted	390.6	332.8	381.2	291.6
Net spread income per common share - basic and diluted	$0.61	$0.79	$2.03	$3.05
Net spread and dollar roll income per common share - basic and diluted	$0.58	$0.79	$2.88	$3.05
____________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income.

2.	During the three and nine months ended September 30, 2012, we did not have dollar roll income since we primarily held short TBA contracts for hedging purposes.
The decline in net spread income per common share for the three months ended September 30, 2013 was primarily due to higher swap costs. The decline for the nine months ended September 30, 2013, was primarily due to lower asset yields, higher repo and swap costs and lower leverage due to maintaining a portion of our mortgage assets in TBA form during the current year period.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Agency MBS sold, at cost	$(25,147)	$(10,172)	$(60,541)	$(45,258)
Proceeds from agency MBS sold (1)	24,414	10,382	59,799	46,101
Net (loss) gain on sale of agency MBS	$(733)	$210	$(742)	$843

Gross gain on sale of agency MBS	$2	$210	$183	$855
Gross loss on sale of agency MBS	(735)	—	(925)	(12)
Net (loss) gain on sale of agency MBS	$(733)	$210	$(742)	$843
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
Asset sales were primarily a function of repositioning our agency MBS portfolio towards securities with attributes that our Manager believes provide greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Periodic interest costs of interest rate swaps, net (1)	$(131)	$(74)	$(320)	$(175)
Realized gain (loss) on derivative instruments and other securities, net:
Net TBAs and forward settling agency securities	(656)	(86)	(464)	(154)
Payer swaptions	277	(13)	224	(40)
U.S. Treasury securities - long position	5	—	(7)	(1)
U.S. Treasury securities - short position	338	(18)	426	(115)
U.S. Treasury futures - short position	38	(39)	45	(104)
Interest rate swap termination fees	19	(98)	40	(149)
Other	(2)	—	(3)	3
Total realized gain (loss) on derivative instruments and other securities, net	19	(254)	261	(560)
Unrealized (loss) gain on derivative instruments and other securities, net: (2)
Net TBAs and forward settling agency securities	574	135	(292)	95
Interest rate swaps	(110)	(266)	1,247	(743)
Payer swaptions	(411)	(12)	52	(56)
Interest-only and principal-only strips	14	20	(8)	19
U.S. Treasury securities - long position	41	—	57	—
U.S. Treasury securities - short position	(248)	3	8	—
U.S. Treasury futures - short position	(87)	12	(31)	13
Debt of consolidated VIEs	—	(24)	33	(32)
Other	—	—	—	(3)
Total unrealized (loss) gain on derivative instruments and other securities, net	(227)	(132)	1,066	(707)
Total (loss) gain on derivative instruments and other securities, net	$(339)	$(460)	$1,007	$(1,442)

_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
Gains and losses from purchases and sales of TBAs and forward settling positions totaled a net loss of $82 million for the three months ended September 30, 2013, consisting of $12 million of net TBA dollar roll loss and a net loss of $70 million due to change in fair value. Gains and losses from purchases and sales of TBAs and forward settling positions totaled a net loss of $756 million for the nine months ended September 30, 2013, consisting of $325 million of net TBA dollar roll income and a net loss of $1,081 million due to change in fair value.
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our consolidated financial statements in this Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $35 million and $32 million during the three months ended September 30, 2013 and 2012, respectively, and $105 million and $82 million during the nine months ended September 30, 2013 and 2012, respectively. The period-over-period increase was primarily a function of our follow-on equity raises, net of share repurchases and net realized losses on sales of agency securities and settlement, expiration or termination of our derivative instruments.
General and administrative expenses were $7 million and $8 million during the three months ended September 30, 2013 and 2012, respectively, and $25 million and $22 million during the nine months ended September 30, 2013 and 2012, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense.
Our total operating expense as a percentage of our average stockholders' equity on an annualized basis was 1.66% and 1.50% for the current and prior year three-month period, respectively, and 1.62% and 1.56% for the current and prior year nine-month period, respectively.

Dividends and Income Taxes
For the three months ended September 30, 2013 and 2012, we had estimated taxable income available to common shareholders of $113 million and $453 million (or $0.29 and $1.36 per common share), respectively, and for the nine months ended September 30, 2013 and 2012, we had estimated taxable income available to common shareholders of $700 million and $1.4 billion (or $1.84 and $4.91 per common share), respectively.
As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) temporary differences related to the amortization of premiums paid on investments, (iii) timing differences in the recognition of certain realized gains and losses, and (iv) permanent differences for excise tax expense. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2013 and 2012 (dollars in millions).

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Net income	$(701)	$86	$1,359	$466
Book to tax differences:
Premium amortization, net	(6)	55	(115)	70
Capital losses in excess of capital gains	849	—	849	—
Realized (gain) loss, net	(255)	167	(323)	175
Unrealized loss (gain), net	229	128	(1,065)	695
Other	—	20	5	31
Total book to tax differences	817	370	(649)	971
Estimated REIT taxable income	116	456	710	1,437
Dividend on preferred stock	3	3	10	6
Estimated REIT taxable income available to common shareholders	$113	$453	$700	$1,431
Weighted average number of common shares outstanding - basic and diluted	390.6	332.8	381.2	291.6
Estimated REIT taxable income per common share - basic and diluted	$0.29	$1.36	$1.84	$4.91
Taxable income for the three and nine months ended September 30, 2013 excludes $849 million of estimated net capital losses, which are not deductible from our ordinary taxable income, and $222 million of estimated net deferred ordinary gains from terminated or expired swaptions. The net capital losses may be carried forward and applied against future net capital gains for up to five years. The net deferred swaption gains will be amortized into future ordinary taxable income over the remaining terms of the underlying swaps.
The decrease in our estimated taxable income is primarily a function of lower net interest spreads and a decline in estimated net taxable gains on our investments and hedging instruments.
During the three months ended September 30, 2013 and 2012, we declared common dividends of $0.80 and $1.25 per common share, respectively. During the nine months ended September 30, 2013 and 2012, we declared common dividends of $3.10 and $3.75 per common share, respectively.
During the three months ended September 30, 2013 and 2012, we declared dividends on our Series A Preferred Stock of $0.500 per preferred share. During the nine months ended September 30, 2013 and 2012, we declared dividends on our Series A Preferred Stock of $1.500 and $1.056 per preferred share, respectively.
As of September 30, 2013, we had distributed all of our 2012 taxable income under the available spill-back provision so that we will not be subject to federal or state corporate income tax for our 2012 tax year. As of September 30, 2013, we had an estimated $219 million of current year undistributed taxable income, net of dividends declared. We expect to distribute all of our 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the three and nine months ended September 30, 2012, we accrued a federal excise tax of $9 million and $13 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income. We did not accrue a federal excise tax for the three and nine months ended September 30, 2013.
In addition, our TRS is subject to corporate federal and state income taxes at the combined federal and state corporate statutory tax rate of 39.5%. For the nine months ended September 30, 2013, we recorded an income tax provision of $10 million and, for the three and nine months ended September 30, 2012, we recorded an income tax benefit of $4 million and $9 million, respectively, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income. We did not accrue any income tax related to our TRS for the three months ended September 30, 2013.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three and nine months ended September 30, 2013 and 2012 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2013	2012	2013	2012
Unrealized gain (loss) on AFS securities, net:
Unrealized gain (loss), net	$100	$1,400	$(3,559)	$2,616
Reversal of prior period unrealized loss (gain), net, upon realization	733	(210)	742	(843)
Unrealized gain (loss) on AFS securities, net:	833	1,190	(2,817)	1,773
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	47	51	144	155
Total other comprehensive income (loss)	$880	$1,241	$(2,673)	$1,928

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, equity offerings, asset sales and monthly principal and interest payments on our investment portfolio. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our net taxable income. To the extent that we annually distribute all of our net taxable income in a timely manner, we will generally not be subject to federal and state income taxes. We currently expect to distribute all of our taxable income in a timely manner so that we are not subject to federal and state income taxes. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
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
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of September 30, 2013, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
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
At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During the nine months ended September 30, 2013, we had no sales under this program. As of September 30, 2013, 16.7 million shares remain available for issuance under these sales agreements. The sales agreements will remain in effect until all of the shares are sold under the agreements, subject to early termination rights.

Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During the nine months ended September 30, 2013, there were no shares issued under the plan. As of September 30, 2013, 21.7 million shares remain available for issuance under the plan.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013. In September 2013, our Board of Directors increased the authorized amount to up to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three months ended September 30, 2013, we repurchased 11.9 million shares of our common stock at an average repurchase price of $22.16 per share, including expenses, totaling $263 million. During the nine months ended September 30, 2013, we repurchased 12.1 million shares of our common stock at an average repurchase price of $22.24 per share, including expenses, totaling $270 million. As of September 30, 2013, the total remaining amount authorized for repurchases of our common stock was $653 million.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage ratio was 7.9 times the amount of our stockholders’ equity as of September 30, 2013, including our agency MBS repurchase agreements, other debt and net payables/receivables for agency securities not yet settled. Our cost of borrowings under master repurchase agreements generally corresponds to LIBOR plus or minus a margin. As of September 30, 2013, our agency MBS repurchase agreements had a weighted average cost of funds of 0.44% and a weighted average remaining days-to-maturity of 112 days. All measurements exclude amounts borrowed under U.S. Treasury repurchase agreements.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2013, we had master repurchase agreements with 32 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of September 30, 2013, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 16% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of September 30, 2013. For further details regarding our borrowings under repurchase agreements and other debt as of September 30, 2013, please refer to Note 5 to our consolidated financial statements in this Form 10-Q.

	September 30, 2013
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	17	63%
Asia	5	13%
Europe	10	24%
	32	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender’s determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut” to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2013, haircuts on our pledged collateral remained stable and as of September 30, 2013, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of September 30, 2013, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $2.1 billion and unpledged securities of approximately $1.9 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we maintain an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed-rate assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA securities, U.S. Treasury securities, U.S. Treasury futures contracts and other instruments. Please refer to Notes 3 and 6 to our consolidated financial statements in this Form 10-Q for further details regarding our use of derivative instruments.
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
Excluding centrally cleared interest rate swaps, as of September 30, 2013, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders’ equity.
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

TBA Dollar Roll Transactions
We may also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or deleveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Form 10-Q. Inclusive of our net TBA position, as of September 30, 2013, our total "at risk" leverage was 7.2 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2013, we had a net short TBA position with a market value of $7.3 billion, a total contract price of $7.1 billion and a total carrying value of $(196) million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Form 10-Q.

Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing, we believe that we will have adequate sources of liquidity to meet such obligations.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2013, approximately 96% of our fixed-rate agency MBS portfolio was eligible for TBA delivery.
Off-Balance Sheet Arrangements
As of September 30, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
All changes in income and value in the table below are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity (1) As of September 30, 2013
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income (2)	Portfolio Market Value (3) (4)	Net Asset Value (3) (5)
-100 Basis Points	-0.7%	+0.3%	+2.7%
-50 Basis Points	+5.6%	+0.4%	+3.2%
+50 Basis Points	-3.6%	-0.5%	-4.1%
+100 Basis Points	-7.5%	-1.1%	-8.6%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ from these estimates.

2.
The estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of September 30, 2013. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury or TBA positions, and TBA dollar roll income. Base case scenario assumes interest rates and forecasted CPR of 8% as of September 30, 2013. Rate shock scenarios assume a forecasted CPR of 6%, 7%, 9% and 11% for the +100 basis points, +50 basis points, - 50 basis points and -100 basis points scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to a decrease/increase in the forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

3.	Includes the effect of derivatives and other securities used for economic hedging purposes.

4.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of September 30, 2013.

5.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of September 30, 2013.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for economic hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. The table assumes a spread duration of 5.3 years based on interest rates and MBS prices as of September 30, 2013. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow, therefore, actual results could differ materially from our estimates, especially in the current market environment. Further, the estimated impact of spread changes included in the table below are in addition to our sensitivity to interest rate shocks included in the above interest rate shock table.

Spread Sensitivity of Agency MBS Portfolio (1) As of September 30, 2013
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value (2) (3)	Net Asset Value (2) (4)
-25 Basis Points	+1.3%	+10.0%
-10 Basis Points	+0.5%	+4.0%
+10 Basis Points	-0.5%	-4.0%
+25 Basis Points	-1.3%	-10.0%
________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ from these estimates.

2.	Includes the effect of derivatives and other securities used for economic hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of September 30, 2013.

4.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of September 30, 2013.

Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of September 30, 2013, we had unrestricted cash and cash equivalents of $2.1 billion and unpledged securities of approximately $1.9 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our agency securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our “internal control over financial reporting” (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. - OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of September 30, 2013, we had no legal proceedings.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2012.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2013 by us or any “affiliated purchaser” of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

	Total Number of Shares Purchased (1)	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs (2)	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
July 2013	1.8	$22.60	1.8	N/A
August 2013	9.0	$22.04	9.0	N/A
September 2013	1.1	$22.60	1.1	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program described in Note 9 of our accompanying Consolidated Financial Statements in this Form 10-Q.

2.
In October 2012, our Board of Directors adopted a program that may provide for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to up to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014.  As of September 30, 2013, the total remaining amount authorized for repurchases of our common stock was $653 million.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.
Item 6.     Exhibits
(a)    Exhibit Index

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	November 7, 2013