Form 10-K
period 2013-12-31
American Capital Agency Corp
filed 2014-02-27
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2013
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
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
8.000% Series A Cumulative Redeemable Preferred Stock	The NASDAQ Global Select Market

Securities registered pursuant to section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐   No   ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Website, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.
Large accelerated filer     ☒                    Accelerated filer    ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of June 30, 2013, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $8.6 billion based upon the closing price of the Registrant's common stock of $23.01 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2014 was 356,151,654.
 DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2014 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
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
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the Federal Home Loan Bank and in other assets reasonably related to agency securities.
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
Our Investment Strategy
Our investment strategy is designed to:

•	manage an investment portfolio consisting primarily of agency securities and assets reasonably related to agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest rate, prepayment and extension risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
 Our Targeted Investments
Agency Mortgage-Backed Securities
The agency MBS in which we invest consist of agency residential pass-through certificates and collateralized mortgage obligations:

•
Agency Residential Pass-Through Certificates. Agency residential pass-through certificates are securities representing interests in "pools" of mortgage loans secured by residential real property where payments of both interest and principal, on the securities are guaranteed by a GSE, and made monthly to holders of the securities, in effect "passing through" monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among holders of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

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
The agency MBS that we acquire provide funds for mortgage loans made to residential homeowners. These securities generally represent interests in pools of mortgage loans made by mortgage bankers, commercial banks, savings and loan institutions, and other mortgage lenders. These pools of mortgage loans are assembled for sale to investors, such as us, by various government-related or private organizations.
Agency MBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, agency MBS provide for a monthly payment, which may consist of both interest and principal. In effect, these payments are a "pass-through" of the monthly interest and principal payments made by the individual borrower on the mortgage loans, net of any fees paid to the issuer, servicer or guarantor of the securities. In addition, principal may be prepaid, without penalty, at par at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.
Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of such loans from our securities can materially impact the rate of prepayments. Generally, prepayments on agency MBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.
When interest rates are declining, the value of agency MBS with prepayment options may not increase as much as other fixed income securities or could even decrease. The rate of prepayments on underlying mortgages affect the price and volatility of agency MBS and may have the effect of shortening or extending the duration of the security beyond what was anticipated at the time of purchase. When interest rates rise, our holdings of agency MBS may experience reduced returns if the owners of the underlying mortgages pay off their mortgages slower than anticipated. This could cause the prices of our mortgage assets to fall more than we anticipated and for our hedge portfolio to underperform relative to the decline in the value of our mortgage assets, thus reducing our net book value. This is generally referred to as "extension risk".
Payments of principal and interest on agency MBS, although not the market value of the securities themselves, are guaranteed either by the full faith and credit of the United States, such as those issued by Ginnie Mae, or by a GSE, such as those issued by Fannie Mae or Freddie Mac.
Agency MBS are collateralized by pools of fixed-rate mortgage loans or adjustable-rate mortgage loans ("ARMs") and hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by fixed-rate mortgage loans, ARMs or hybrid ARMs depends on our Manager's assessment of the relative value of the securities, which is based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.
Fannie Mae and Freddie Mac:
We primarily invest in Fannie Mae and Freddie Mac agency MBS. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency ("FHFA"), the U.S. Department of Housing and Urban Development ("HUD"), the U.S. Securities and Exchange Commission, and the U.S. Department of the Treasury ("U.S. Treasury"), and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.

Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package the purchased mortgage loans into guaranteed MBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or, on the underlying loans held within the securitization trust, in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as "conforming loans") and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.
Ginnie Mae:
Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration ("FHA"), or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae.  At present, most Ginnie Mae certificates are backed by single-family mortgage loans.
Investment Methods
We purchase agency securities either in initial offerings or on the secondary market through broker-dealers or similar entities. We may also utilize to-be-announced forward contracts ("TBA securities") in order to invest in agency MBS or to hedge our investments. A TBA security is a forward contract for the purchase or the sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a "dollar roll" transaction.
 Our Active Portfolio Management Strategy
Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preservation of our net book value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options on agency securities, agency CMOs and other assets reasonably related to agency securities based on our Manager's continual assessment of the relative value and risk and return of these securities and ability to hedge a portion of our exposure to market risks. Therefore, the composition of our portfolio and hedging strategies will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available in the agency securities market. We may also experience gains or losses as a result of our hedging strategies. Our leverage may also fluctuate as we pursue our active management strategy, but we generally would expect our leverage to be six to eleven times our stockholders' equity.
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
Our Board of Directors has approved the following investment guidelines:

•	all of our investments shall be in agency securities or in assets reasonably related to agency securities (other than for hedging purposes and investments in approved broker-dealers);

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and

•	prior to entering into any proposed investment transaction with American Capital or any of its affiliates, a majority of our independent directors must approve the terms of the transaction.
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
We have master repurchase agreements with 32 financial institutions as of December 31, 2013. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required haircuts, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
We may also seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency MBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar, but not identical, TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the "price drop". The price drop is the economic equivalent of net interest carry income on the underlying agency MBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, our Manager considers both our on-balance and off-balance sheet financing.
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment and extension risks, to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. As a result, we may not hedge certain interest rate, prepayment or extension risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements; therefore, we may experience reduced income or losses due to adverse rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs.

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

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool, or a TBA contract, basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities.
Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our agency securities and the benchmark yield on U.S. Treasury securities or interest rate swap rates. The inherent spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve ("Fed"), liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our agency securities and our net book value could decline.
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
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital, Ltd., a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital, both directly and through its asset management business, originates, underwrites and manages investments in private equity, leveraged finance, real estate and structured products. Founded in 1986, American Capital had $93 billion in assets under management and eight offices in the United States and Europe as of December 31, 2013.
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
Malon Wilkus is our Chair and Chief Executive Officer and the Chief Executive Officer of our Manager and its parent company, American Capital Mortgage Management, LLC. Mr. Wilkus is also the Chair and Chief Executive Officer of MTGE and the Chief Executive Officer of its manager, American Capital MTGE Management, LLC. In addition, Mr. Wilkus is the Chair and Chief Executive Officer of American Capital Senior Floating, Ltd. (NASDAQ: ACSF), a publicly traded non-diversified closed-end investment management company. Mr. Wilkus is the founder of American Capital, and has served as its Chief Executive Officer and Chairman of the Board of Directors since 1986, except for the period from 1997 to 1998 during which he served as Chief Executive Officer and Vice Chairman of the Board of Directors. He also served as President of American Capital from 2001 to 2008 and from 1986 to 1999. Mr. Wilkus has also been the Chairman of European Capital Limited, a European private equity and mezzanine fund, since its formation in 2005. Additionally, Mr. Wilkus is the Chief Executive Officer and President of American Capital Asset Management, LLC, which is the asset fund management portfolio company of American Capital. He has also served on the board of directors of over a dozen middle-market companies in various industries.
Gary Kain is the President of our Manager and also serves as our President and Chief Investment Officer, with primary oversight for all of our investments. He is also the President and Chief Investment Officer of MTGE and the President of its manager. Mr. Kain joined American Capital in January 2009 as a Senior Vice President and Managing Director and has served in various other roles with American Capital and its affiliates. Prior to joining American Capital, Mr. Kain served as Senior Vice President of Investments and Capital Markets of Freddie Mac from May 2008 to January 2009. He also served as Senior Vice President of Mortgage Investments & Structuring of Freddie Mac from February 2005 to April 2008, during which time he was responsible for managing all of Freddie Mac's mortgage investment activities for its $700 billion retained portfolio. From 2001 to 2005, Mr. Kain served as Vice President of Mortgage Portfolio Strategy at Freddie Mac. From 1995 to 2001, he served as head trader in Freddie Mac’s Securities Sales & Trading Group, where he was responsible for managing all trading decisions, including REMIC structuring and underwriting, hedging all mortgage positions, income generation, and risk management. Prior to that, he served as a senior trader, responsible for managing the adjustable-rate mortgage and REMIC sectors.

John R. Erickson is our Executive Vice President and Chief Financial Officer and a member of our Board of Directors, and Executive Vice President and Treasurer of our Manager and American Capital Mortgage Management, LLC. Mr. Erickson is also the Executive Vice President and Chief Financial Officer and a member of the board of directors of MTGE and the Executive Vice President and Treasurer of its manager, American Capital MTGE Management, LLC. In addition, he is the Executive Vice President and Chief Financial Officer of American Capital Senior Floating, Ltd. and the Executive Vice President and Treasurer of American Capital Asset Management, LLC. Mr. Erickson has also served as President, Structured Finance of American Capital since 2008 and as its Chief Financial Officer since 1998. From 1991 to 1998, Mr. Erickson was the Chief Financial Officer of Storage USA, Inc., a REIT formerly traded on the New York Stock Exchange (NYSE: SUS).

Samuel A. Flax is our Executive Vice President and Secretary and a member of our Board of Directors, and Executive Vice President, Chief Compliance Officer and Secretary of our Manager and American Capital Mortgage Management, LLC. Mr. Flax is also Executive Vice President and Secretary and a member of the board of directors of MTGE and the Executive Vice President, Chief Compliance Officer and Secretary of its manager, American Capital MTGE Management, LLC. In addition, he is the Executive Vice President, Chief Compliance Officer and Secretary of American Capital Senior Floating, Ltd. and American Capital Asset Management, LLC. Mr. Flax has also served as the Executive Vice President, General Counsel, Chief Compliance Officer and Secretary of American Capital, Ltd. since January 2005. Mr. Flax was a partner in the corporate and securities practice group of the Washington, D.C. law firm of Arnold & Porter LLP from 1990 to January 2005. At Arnold & Porter LLP, he represented American Capital in raising debt and equity capital, advised the company on corporate, securities and other legal matters and represented the company in many of its investment transactions.
Peter J. Federico is the Senior Vice President and Chief Risk Officer of our Manager and also serves as our Senior Vice President and Chief Risk Officer. He is also the Senior Vice President and Chief Risk Officer of MTGE and its manager. He is primarily responsible for overseeing risk management activities for us and other funds managed by affiliates of our Manager. Mr. Federico joined the parent company of our Manager in May 2011. Prior to that, Mr. Federico served as Executive Vice President and Treasurer of Freddie Mac from October 2010 through May 2011, where he was primarily responsible for managing the company's investment activities for its retained portfolio and developing, implementing and managing risk mitigation strategies. He was also responsible for managing Freddie Mac's $1.2 trillion interest rate derivative portfolio and short and long-term debt issuance programs. Mr. Federico also served in a number of other capacities at Freddie Mac, including as Senior Vice President, Asset & Liability Management, after he joined the company in 1988.
Christopher J. Kuehl is a Senior Vice President of our Manager and also serves as our Senior Vice President, Agency Portfolio Investments. He is also the Senior Vice President, Agency Portfolio Investments of MTGE and Senior Vice President of its manager. He is primarily responsible for directing purchases and sales of agency securities for us and other funds managed by affiliates of our Manager. Mr. Kuehl joined the parent Company of our Manager in August 2010. Prior to that, Mr. Kuehl served as Vice President of Mortgage Investments & Structuring of Freddie Mac, where he was primarily responsible for directing Freddie Mac's purchases, sales and structuring activities for all MBS products, including fixed-rate mortgages, ARMs and CMOs. Prior to joining Freddie Mac in 2000, Mr. Kuehl was a Portfolio Manager with TeleBanc/Etrade Bank.
The Management Agreement
We have entered into a management agreement with our Manager with a current renewal term through May 20, 2014, and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provides 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated other comprehensive income ("OCI") (a separate component of stockholders' equity), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.
In addition, we reimburse our Manager for expenses directly related to our operations incurred by our Manager, but excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement.
Exemption from Regulation under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or

"qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we treat agency MBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We currently treat agency MBS in which we hold less than all of the certificates issued by the pool ("partial pool" securities) as real estate-related assets. We treat CMO securities as real-estate related assets. We treat agency debenture securities as non-qualifying real estate assets.
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
Taxation of REITs in General
Provided that we continue to qualify as a REIT, we will generally be entitled to a deduction for dividends that we pay and therefore will not be subject to federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" at the corporate and stockholder levels that generally results from investment in a domestic corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.
As a REIT, we will nonetheless be subject to federal tax under certain circumstances including the following:

•	We will be taxed at regular corporate rates on any undistributed taxable income, including undistributed net capital gains.

•	We may be subject to the "alternative minimum tax" on our items of tax preference, including any deductions of net operating losses.

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

•
If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a nondeductible 4% excise tax on the excess of the required distribution over the sum of (i) the amounts that we actually distributed, (ii) the amounts we retained and upon which we paid income tax at the corporate level and (iii) any over distributions from prior periods.

•
We may be required to pay monetary penalties to the IRS in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in "Requirements for Qualification-General."

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

(6)
in which, during the last half of each taxable year, not more than 50% in value of the outstanding stock is owned, directly or indirectly, by five or fewer "individuals" (as defined in the Internal Revenue Code to include specified tax-exempt entities); and

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
The Internal Revenue Code provides relief from violations of the REIT gross income requirements, as described below under "Income Tests," in cases where a violation is due to reasonable cause and not to willful neglect, and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain provisions of the Internal Revenue Code extend similar relief in the case of certain violations of the REIT asset requirements (see "Asset Tests" below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect and other conditions are met, including the payment of a penalty tax. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.
Effect of Taxable Subsidiaries
In general, we may jointly elect with a subsidiary corporation, whether or not wholly-owned, to treat such subsidiary corporation as a taxable REIT subsidiary. We generally may not own more than 10% of the securities of a taxable corporation, as measured by voting power or value, unless we and such taxable corporation elect to treat such corporation as a taxable REIT subsidiary. The separate existence of a taxable REIT subsidiary or other taxable corporation is not ignored for federal income tax purposes. Accordingly, such entities generally are subject to corporate income tax on their earnings, which may reduce the cash flow that we and our subsidiaries generate in the aggregate, and may reduce our ability to make distributions to our stockholders.

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

1.
At least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions" and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including, generally, agency MBS and certain other types of mortgage-backed securities), "rents from real property," dividends received from other REITs, and gains from the sale of real estate assets, as well as specified income from temporary investments.

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
We treat our investments in agency MBS either as interests in a grantor trust or as interests in a real estate mortgage investment conduit ("REMIC") for federal income tax purposes and, therefore, treat all interest income from our agency MBS as qualifying income for the 95% gross income test. In the case of agency MBS treated as interests in grantor trusts, we treat these as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally qualify as real estate assets to the extent that they are secured by real property. The interest on such mortgage loans are qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. In the case of agency MBS treated as interests in a REMIC, income derived from REMIC interests is generally treated as qualifying income for purposes of the 75% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest qualifies for purposes of the 75% gross income test. In addition, some REMIC securitizations include embedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from agency MBS will continue to be qualifying income for purposes of the REIT gross income tests.

We purchase and sell agency MBS through TBA contracts and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such income is not qualifying income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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
Any income or gain that we derive from instruments that hedge the risk of changes in interest rates will generally be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income test, provided that specified requirements are met, including the requirement that the instrument is entered into during the ordinary course of our business, the instrument hedges risks associated with indebtedness issued by us that is incurred to acquire or carry "real estate assets" (as described below under "Asset Tests"), and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods. Income and gain from all other hedging transactions will not be qualifying income for either the 95% or 75% gross income test.
Under The Housing and Economic Recovery Tax Act of 2008, the Secretary of the Treasury has been given broad authority to determine whether particular items of gain or income recognized after July 30, 2008 qualify or not under the 75% and 95% gross income tests, or are to be excluded from the measure of gross income for such purposes.
If we fail to satisfy one or both of the 75% or 95% gross income tests for any taxable year we may still qualify as a REIT for such year if we are entitled to relief under applicable provisions of the Internal Revenue Code. These relief provisions will be generally available if (1) our failure to meet these tests was due to reasonable cause and not due to willful neglect and (2) following our identification of the failure to meet the 75% or 95% gross income test for any taxable year, we file a schedule with the IRS setting forth each item of our gross income for purposes of the 75% or 95% gross income test for such taxable year in accordance with Treasury regulations yet to be issued. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. As discussed above under "Taxation of REITs in General," even where these relief provisions apply, the Internal Revenue Code imposes a tax based upon the amount by which we fail to satisfy the particular gross income test.
Asset Tests
At the close of each calendar quarter, we must also satisfy four tests relating to the nature of our assets.

1.
At least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. Government securities, and, under some circumstances, stock or debt instruments purchased with new capital. For this purpose, real estate assets include some kinds of MBS and mortgage loans, as well as interests in real property and stock of other corporations that qualify as REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

2.	The value of any one issuer's securities that we own may not exceed 5% of the value of our total assets.

3.
We may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities.

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
 As discussed above, we purchase and sell agency MBS through TBAs and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test, we treat our TBAs as qualifying assets for purposes of the REIT asset tests, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency MBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets are not qualifying assets. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our assets consists of TBAs.
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
Annual Distribution Requirements
In order to qualify as a REIT, we are required to distribute dividends, other than capital gain dividends, to our stockholders in an amount at least equal to:
(a) the sum of
(1) 90% of our "REIT taxable income," computed without regard to our net capital gains and the deduction for dividends paid, and
(2) 90% of our net income after tax, if any, from foreclosure property minus
(b) the sum of specified items of non-cash income.
We generally must make these distributions in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration.
To the extent that we distribute at least 90%, but less than 100%, of our "REIT taxable income," within the period described above, we will be subject to tax at the applicable corporate tax rates on the retained portion. We may elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains if required. In this case, we could elect for our stockholders to include their proportionate shares of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase their adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income.
To the extent that in the future we may have available net operating losses carried forward from prior tax years, such losses may reduce the amount of distributions that we must make in order to comply with the REIT distribution requirements. Such losses, however, will generally not affect the character, in the hands of our stockholders, of any distributions that are actually made as ordinary or capital gain dividends.
If we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, (y) the amounts of income we retained and on which we have paid corporate income tax and (z) any excess distributions over required distributions from prior periods.
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
Derivatives and Hedging Transactions
We maintain a risk management strategy, under which we may use a variety of derivative instruments to hedge some of our exposure to market risks, including interest rate, prepayment and extension risk. Any such hedging transactions could take a variety of forms, including the use of derivative instruments such as interest rate swap agreements, interest rate swaptions, interest rate cap or floor contracts and futures or forward contracts. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities. To the extent that we enter into a hedging transaction to reduce interest rate risk on indebtedness incurred to acquire or carry real estate assets and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 75% and 95% gross income test.
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
Failure to Qualify
If we fail to satisfy one or more requirements for REIT qualification other than the income or asset tests, we could avoid disqualification if our failure is due to reasonable cause and not to willful neglect and we pay a penalty of $50,000 for each such failure. Relief provisions are available for failures of the income tests and asset tests, as described above in "Income Tests" and "Asset Tests."
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
Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 14th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9300.
We make available all of our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct free of charge on our internet website at www.AGNC.com as soon as reasonably practical after such material is electronically filed with or furnished to the Securities and Exchange Commission ("SEC"). These reports are also available on the SEC internet website at www.sec.gov.

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

Risks Related to Our Investing, Portfolio Management and Financing Activities
Our Board of Directors has approved broad investment guidelines for our Manager and will not approve each investment and financing decision made by our Manager.
Our Manager is authorized to follow broad investment guidelines that may be amended from time to time. Our Board of Directors periodically reviews our investment guidelines and our investment portfolio but does not, and will not be required to, review all of our proposed investments on an individual basis. In conducting periodic reviews, our Board of Directors relies primarily on information provided to it by our Manager. Furthermore, our Manager may use complex strategies and transactions that may be costly, difficult or impossible to unwind if our Board of Directors determines that they are not consistent with our investment guidelines. In addition, because our Manager has a certain amount of discretion in investment, financing and hedging decisions, our Manager's decisions could result in investment returns that are substantially below expectations or that result in losses, which would materially and adversely affect our business, financial condition and results of operations.
We may experience significant short-term gains or losses and, consequently, greater earnings volatility as a result of our active portfolio management strategy.
Our Manager employs an active management strategy on our behalf to achieve our principal objective of preserving our net book value while generating attractive risk-adjusted returns. Our active management strategy involves buying and selling financial instruments in all sectors of the agency securities market, including fixed-rate and adjustable-rate agency securities, CMOs, mortgage-related derivatives, agency debenture securities and other assets reasonably related to agency securities, such as marketable equity securities of other agency focused mortgage REITs, based on our Manager's continual assessment of the relative risk/return of those investments. Therefore, the composition of our investment portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available. With an active management strategy, our Manager may be incorrect in its assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.

Purchases and sales of agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with agency securities.

On September 13, 2012, the Federal Reserve announced its third quantitative easing program, commonly known as QE3, and extended its guidance to keep the federal funds rate at "exceptional low levels" through at least mid-2015. QE3 entails large-scale purchases of agency MBS at the pace of $40 billion per month and U.S. Treasury securities of $45 billion per month in addition to the Federal Reserve's existing policy of reinvesting principal payments from its holdings of agency MBS into new agency MBS. On December 18, 2013, the Federal Reserve announced that it would begin reducing the pace of its asset purchases by $10 billion per month beginning in January 2014, to $35 billion per month for agency MBS and $40 billion per month for U.S. Treasury securities. The Federal Reserve also stated that more reductions to its asset purchases are expected "in measured steps" at future meetings, but that it is not on a preset course and the level of future asset purchases would depend on the economy living up to its expectations. The Federal Reserve also extended its guidance on short-term interest rates and stated that it will likely be appropriate to maintain the federal funds rate at exceptional low levels well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below its 2% longer-run goal.

We cannot predict the impact of this program, future reductions of such asset purchases, or any future actions by the Federal Reserve on the prices and liquidity of agency MBS. During periods in which the Federal Reserve purchases significant volumes of agency MBS, yields on agency MBS securities will likely be lower, refinancing volumes will likely be higher, and market volatility will be considerably higher than would have been absent its large scale purchases. Further, there is also a risk that as the Federal Reserve reduces its purchases of agency MBS, or if they decide to sell some or all of their holdings of agency MBS, it could adversely affect the pricing of our agency MBS portfolio. As a result, returns on agency MBS and our net book value may be adversely affected.
Our strategy involves significant leverage, which increases the risk that we may incur substantial losses.
We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks. For example, because of our significant leverage, we may incur substantial losses if our borrowing costs increase or if the value of our investments declines.
Failure to procure adequate repurchase agreement financing or to renew or replace existing repurchase agreement financing as it matures (to which risk we are specifically exposed due to the short-term nature of the repurchase agreement financing we employ) would adversely affect our financial condition and results of operations.
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
Our borrowing costs may increase for any of the following reasons:
•short-term interest rates increase;
•the market value of our investments decreases;
•the "haircut" applied to our assets under the repurchase agreements we are party to increases;
•interest rate volatility increases; or
•the availability of financing in the market decreases.
An increase in our borrowing costs will reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. Moreover, due to the short-term nature of our repurchase agreements used to finance our investments, our borrowing costs are particularly sensitive to increases in short-term interest rates. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect our returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
Differences in the stated maturity of our fixed rate assets, or in timing of interest rate adjustments on our adjustable-rate assets, and our borrowings may adversely affect our profitability.
We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. In addition, we may have adjustable rate assets with interest rates that vary over time based upon changes in an objective index, such as LIBOR or the U.S. Treasury rate. These indices generally reflect short-term interest rates but these assets may not reset in a manner that matches our borrowings.
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
Declines in value of the assets in which we invest will adversely affect our financial condition and results of operations, and make it more costly to finance these assets.
We use our investments as collateral for our financings. A decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Any fixed-rate securities we invest in generally will be more negatively affected by increases in interest rates than adjustable-rate securities. Our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in other comprehensive income (a component of equity). As a result, a decline in fair values of our mortgage-related securities could reduce both our comprehensive income and stockholders' equity. If market conditions result in a decline in the fair value of our assets it will decrease the amounts we may borrow to purchase additional mortgage-related investments, which may restrict our ability to increase our net income, and our financial condition and results of operations could be adversely affected.

Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.
Subject to complying with REIT tax requirements, we employ techniques that limit, or "hedge," the adverse effects of changes in interest rates on our repurchase agreements and our net book value. In general, our hedging strategy depends on our Manager's view of our entire investment portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, they may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, credit market conditions, the type of assets held and other changing market conditions. Our actual hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our currently anticipated hedging strategy. These techniques may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures or other types of hedging transactions. We may conduct certain hedging transactions through a TRS, which may subject those transactions to federal, state and, if applicable, local income tax.
There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of interest rate, mortgage spread, prepayment, extension, liquidity and other exposures and thus some risks will generally not be hedged. Alternatively, our Manager may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions, other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS, to offset interest rate losses is limited by federal tax provisions governing REITs;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•
the value of derivatives used for hedging are adjusted from time to time in accordance with GAAP to reflect changes in fair value, with downward adjustments, or "mark-to-market losses," reducing our stockholders' equity.

Furthermore, our hedging strategies may adversely affect us because hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. We could incur significant hedging-related costs without any corresponding economic benefits, especially if our hedging strategies are not effective.
Our hedging strategies are generally not designed to mitigate spread risk.
When the market spread widens between the yield on our agency securities and benchmark interest rates, our net book value could decline if the value of our agency securities fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk". The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.
Changes in prepayment rates may adversely affect our profitability and are difficult to predict.
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
We also may purchase securities that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may receive a discount to par value to acquire the security. We accrete this discount over the expected term of the security based on our prepayment assumptions. If a security is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate, which will result in a lower than expected yield on securities purchased at a discount to par.
Moreover, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-only securities and certain other supplemental hedging instruments) would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
Although prepayment rates generally increase when interest rates fall and decrease when interest rates rise, changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from mortgage-backed securities trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the government-sponsored entities' decisions as to when to repurchase delinquent loans can materially impact prepayment rates.
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
Our success depends, in part, on our Manager's ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie securities we may own. Changes in interest rates and prepayments affect the market price of the assets that we purchase and any assets that we may hold at a given time. As part of our overall portfolio risk management, our Manager analyzes interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting its analysis, our Manager depends on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our Manager's ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial condition and results of operations.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies, to stabilize or reform the financial markets may not achieve the intended effect and may adversely affect our business.
U.S. Government actions may not have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions by the U.S. Government or such actions do not function as intended, our business may not receive the anticipated positive impact from the government actions and such result may have broad adverse market implications.

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
The Dodd-Frank Act has also created a new regulator, the Consumer Financial Protection Bureau, or the CFPB, which now oversees many of the core laws which regulate the mortgage industry, including among others, the Real Estate Settlement Procedures Act and the Truth in Lending Act. While the full impact of the Dodd-Frank Act and the role of the CFPB cannot be assessed until all implementing regulations are released, the Dodd-Frank Act's extensive requirements may have a significant effect on the financial markets. In addition, the Federal Reserve, the Federal Deposit Insurance Corporation and other regulatory entities are currently in the process of implementing new, and possibly more stringent, capital rules on large financial institutions. These new regulatory requirements, when implemented, could adversely affect the availability or terms of financing from our lender counterparties and the availability or terms of mortgage-backed securities, both of which may have an adverse effect on our financial condition and results of operations.
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
Our derivative agreements expose us to margin calls that could result in defaults or force us to sell assets under adverse market conditions.
Our derivative agreements typically require that we pledge collateral on such agreements to our counterparties in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the clearing agency in the case of centrally cleared interest rate swaps, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day.
Further, our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values.
The threat of or occurrence of margin calls or the forced settlement of our obligations under our derivative agreements at their termination values could force us to sell, either directly or through a foreclosure, our investments under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of either of these events.

Increasingly restrictive rules and regulations adopted by the U.S. Commodity Futures Trading Commission and regulators of other countries impose increased margin requirements and require additional operational and compliance costs, which could negatively affect our financial condition and results of operations.
Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the U.S. Commodity Futures Trading Commission (the "CFTC") introduce a comprehensive regulatory regime for swaps (as defined in the Commodity Exchange Act, as amended). The new laws and regulations subject certain swaps to clearing and exchange trading requirements, and subject us to new burdens, including but not limited to, margin requirements, reporting, record keeping and business conduct rules. The final rules under Title VII, including those rules that have already been adopted, for both cleared and uncleared swap transactions will impose increased margin requirements and require additional operational and compliance costs that will likely affect our business and results of operations.

As we also enter into derivative agreements with non-U.S. counterparties, which are subject to increasingly restrictive local regulations similar to the Dodd-Frank Act, we are required to follow some of these local regulations or help the non-U.S. counterparties comply with these local regulations. For example, the EU's Regulation on OTC derivatives, central counterparties and trade repositories (the "EMIR Regulation") came into force on August 16, 2012 and was implemented in the course of 2013 through a number of implementation measures. The EMIR Regulation has not yet been fully implemented. The EMIR Regulation is intended, among other things, to reduce counterparty risk by requiring that all standardized over-the-counter derivatives meeting specific thresholds be cleared through a central counterparty. In addition, OTC derivatives that are not centrally cleared will be subject to margin requirements. It is possible that EMIR Regulation will result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of collateral. These increased trading costs and collateral costs may have an adverse impact on our business and results of operations.

As the CFTC and regulators of other countries continue to promulgate new rules and regulations on derivatives, our derivative agreements and ability to engage in derivative transactions with certain counterparties may be adversely affected, which could negatively affect our financial condition and results of operations.
It may be uneconomical to "roll" our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.
We may utilize TBA dollar roll transactions as a means of investing in and financing agency mortgage-backed securities. TBA contracts enable us to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a "dollar roll." The agency securities purchased for a forward settlement date under the TBA contract are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions and such forward purchases of agency securities represent a form of off-balance sheet financing and increase our "at risk" leverage.
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency securities purchased for a forward settlement date under the TBA contract are priced at a premium to agency securities for settlement in the current month. Additionally, the pace at which the Fed reduces or stops altogether its purchases of agency MBS under QE3 could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.

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
Our use of derivative agreements may expose us to counterparty risk.
Hedging instruments often are not traded on regulated exchanges, guaranteed by an exchange or its clearinghouse, or regulated by any U.S. or foreign governmental authorities and involves risks and costs that could result in material losses. Consequently, there may not be requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.
For example, if a swap counterparty under an interest rate swap agreement that we enter into as part of our hedging strategy cannot perform under the terms of the interest rate swap agreement, we may not receive payments due under that agreement, and, thus, we may lose any potential benefit associated with the interest rate swap. Additionally, we may also risk the loss of any collateral we have pledged to secure our obligations under these swap agreements if the counterparty becomes insolvent or files for bankruptcy. Similarly, if an interest rate swaption counterparty fails to perform under the terms of the interest rate swaption agreement, in addition to not being able to exercise or otherwise cash settle the agreement, we could also incur a loss for the premium paid for that swaption.

Continued adverse developments in the broader residential mortgage market may adversely affect the value of our investments.
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2014 and beyond. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and RMBS markets may adversely affect the performance and market value of the assets in which we invest.
The risks associated with our business may be more severe during economic recessions and are compounded by declining real estate values. Declining real estate values will likely reduce the level of new mortgage loan originations since borrowers often use appreciation in the value of their existing properties to support the purchase of additional properties. Borrowers will also be less able to pay principal and interest on loans underlying the securities in which we invest if the value of residential real estate weakens further. Any sustained period of increased payment delinquencies, foreclosures or losses could increase the rate that the GSEs buy out the delinquent loans from pools underlying the agency securities in which we invest, resulting in an increased rate of prepayments that could adversely affect our net interest income from our agency securities, which could have an adverse effect on our financial condition, results of operations and our ability to make distributions to our stockholders.
An increase in interest rates may cause a decrease in the volume of newly issued, or an increase in investor demand for, mortgages, which could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and pay dividends, while a decrease in interest rates may cause an increase in the volume of newly issued, or a decrease in investor demand for, mortgages, which could negatively affect the valuations for our investments and may adversely affect our liquidity.
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
We may change our targeted investments and investment guidelines at any time, including a change that would permit us to invest in other mortgage related investments, without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines and other operational policies may increase our exposure to interest rate, spread, default, credit, prepayment, extension, liquidity and other risks as well as exposure to real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our common and and preferred stockholders.

Our investments in the common stock of other publicly traded mortgage REITs expose us to incremental risks and costs and may adversely affect our financial condition and results of operations.
The mortgage REITs in which we invest primarily invest in agency MBS on a leveraged basis and utilize short-term repurchase agreements as their primary source of funding and, therefore, are exposed to similar risk factors as those described herein.  In addition, our investments in other mortgage REITs expose us to incremental risks and costs due to our lack of control, lack of transparency into their underlying investment portfolios and business operations, stock market volatility and additional management fees, which could adversely affect our financial condition and results of operations.
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
We could be negatively affected in a number of ways depending on the manner in which related events unfold for Fannie Mae and Freddie Mac. We rely on our agency securities as collateral for our financings. Any decline in the value of agency securities, or perceived market uncertainty about their value, could make it more difficult for us to obtain financing on favorable terms or at all, or to maintain our compliance with the terms of any financing transactions for such investments. Further, the current support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, and any additional support it may provide in the future, could have the effect of lowering the interest rates we expect to receive from agency securities, thereby tightening the spread between the interest we earn on our agency securities and the cost of financing those assets. A reduction in the supply of agency securities could also negatively affect the pricing of agency securities by reducing the spread between the interest we earn on our investment portfolio of agency securities and our cost of financing that portfolio.
Future legislation could change the relationship between Fannie Mae and Freddie Mac and the U.S. Government, and could also nationalize, privatize, or eliminate these entities entirely. Any law affecting these GSEs may create market uncertainty and have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by Fannie Mae or Freddie Mac. Moreover, if the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of agency securities issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrower's late payments or failure to pay or a servicer's failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of agency securities. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of agency securities.
As a result, such laws or changes could increase the risk of loss on our investments in agency mortgage investments guaranteed by Fannie Mae and/or Freddie Mac and could adversely impact the market for such securities and spreads at which they trade. All of the foregoing could materially and adversely affect our financial condition and results of operations.
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
Additionally, our Manager is a wholly-owned subsidiary of American Capital Mortgage Management, LLC, which is also the parent company of the external manager of American Capital Mortgage Investment Corp., a publicly-traded REIT that invests in agency mortgage investments, non-agency mortgage investments and mortgage related investments and may compete with us for purchases of agency mortgage-related investments. American Capital Mortgage Management, LLC is a subsidiary of American Capital Asset Management, LLC, which is a wholly-owned portfolio company of American Capital. There are no restrictions on American Capital that prevent American Capital from sponsoring another investment vehicle that competes with us. Accordingly, American Capital or one or more of its affiliates may also compete with us for investments, except that American Capital has agreed that so long as our Manager or affiliate of American Capital continues to manage our company, it will not sponsor another investment vehicle that invests predominantly in whole pool agency mortgage-backed securities.
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
Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our Equity (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net loss during the same period. The amount of the monthly management fee is equal to one-twelfth of 1.25% of our Equity and therefore is only increased or decreased by changes in our Equity. Increases to our Equity, and a corresponding increase to our management fee, will primarily result from equity issuances and realization of gains from our investment portfolio, whereas decreases to our Equity, and a corresponding decrease to our management fee, will primarily result from repurchases of our common stock and realization of losses on our investment portfolio, each of which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and realization of gains and losses on our investment portfolio. Thus, while our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Our Manager's entitlement to substantial nonperformance-based compensation may reduce its incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.
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
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for federal corporate income tax not to apply to earnings that we distribute. To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to federal corporate income tax on our undistributed taxable income. In addition, we will be subject to a non-deductible 4% excise tax if the actual amount distributed to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code.
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase agency securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT, or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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
We purchase and sell agency mortgage-backed securities through TBAs and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying agency securities, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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
Our business is highly dependent on communications and information systems. Any failure or interruption of our or our Manager's systems could cause delays or other problems in our securities trading activities, which could have a material adverse effect on our operating results and negatively affect the market price of our common stock and our ability to pay dividends to our common and preferred stockholders.
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
We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future. Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	issuance of additional equity securities;

•	our repurchases of shares of our common stock;

•	actions by institutional stockholders;

•	additions or departures of key management personnel, or changes in our relationship with our Manager or American Capital;

•	speculation in the press or investment community;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

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

Future offerings of debt securities, which would rank senior to our preferred and common stock upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities and preferred stock, if any, and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock has a preference on liquidating distributions or a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
The ownership limits imposed by the tax law are based upon direct or indirect ownership by "individuals," but only during the last half of a tax year. The ownership limits contained in our amended and restated certificate of incorporation apply to the ownership at any time by any "person," which term includes entities. Any attempt to own or transfer shares of our common stock or capital stock in violations of these restrictions may result in the shares being transferred to a charitable trust or may be void. These ownership limitations are intended to assist us in complying with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

The stock ownership limitation contained in our amended and restated certificate of incorporation generally does not permit ownership in excess of 9.8% of our common or capital stock, and attempts to acquire our common or capital stock in excess of these limits will be ineffective unless an exemption is granted by our Board of Directors.

As described above, our amended and restated certificate of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common or capital stock, unless exempted by our Board of Directors. Our amended and restated certificate of incorporation's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of less than these percentages of the outstanding stock by an individual or entity could cause that individual or entity to own constructively in excess of these percentages of the outstanding stock and thus be subject to our amended and restated certificate of incorporation's ownership limit. Any attempt to own or transfer shares of our common or preferred stock in excess of the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being treated as invalid from the outset.

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

Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2013, we had no legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on The NASDAQ Global Select Market under the symbol "AGNC." As of January 31, 2014, we had 1,098 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on The NASDAQ Global Select Market and quarterly dividends declared on our common stock for fiscal years 2013 and 2012:

	Common Stock
	Sales Prices		Dividends Declared
	High	Low
2013
Fourth Quarter	$24.30	$18.84	$0.65
Third Quarter	$24.58	$20.20	$0.80
Second Quarter	$33.31	$22.22	$1.05
First Quarter	$33.28	$29.40	$1.25
2012
Fourth Quarter	$35.16	$28.08	$1.25
Third Quarter	$36.77	$30.30	$1.25
Second Quarter	$33.95	$29.60	$1.25
First Quarter	$31.17	$28.08	$1.25

We intend to pay quarterly dividends and to distribute to our stockholders all of our annual taxable income in a timely manner. This will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." In addition, holders of our Series A Redeemable Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.000% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Under certain circumstances upon a change of control, the Series A Redeemable Preferred Stock is convertible to shares of our common stock. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

The following table summarizes dividends declared on our common stock for fiscal years 2013 and 2012 and their related tax characterization:

		Tax Characterization
Dividends Declared	Dividends Declared Per Share	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share
Fiscal year 2013	$3.75	$3.750000	$0.029963	$—
Fiscal year 2012	$5.00	$4.509200	$—	$0.490800

Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the fourth quarter ended December 31, 2013 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 4 - 29, 2013	16.4	$21.39	16.4	N/A
December 2 - 18, 2013	11.8	$20.04	11.8	N/A
Fourth Quarter 2013	28.2	$20.82	28.2	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program adopted by our Board of Directors described in Note 10 of our accompanying Consolidated Financial Statements in this Form 10-K.
 Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide for the issuance of equity-based awards, including stock options, restricted stock units and unrestricted stock awards to our independent directors.

The following table provides information as of December 31, 2013 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders [1]	27,000	$—	47,500
Equity compensation plans not approved by security holders	—	—	—
Total	27,000	$—	47,500
_________________________________________________________

1.	Represents unvested shares of restricted stock awarded to our independent directors.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2008, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our Agency REIT Peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Hatteras Financial Corp. and CYS Investments, Inc. ("Agency REIT Peer Group (old)"); and (v) an updated index of peers adding Armour Residential REIT, Inc., given its agency MBS focus, to Agency REIT Peer Group (old) ("Agency REIT Peer Group (new)").

	December 31,
	2013	2012	2011	2010	2009
American Capital Agency	$224.20	$288.61	$240.30	$202.58	$153.31
S&P 500	$228.19	$172.37	$148.59	$145.51	$126.46
FTSE NAREIT Mortgage REITs	$175.25	$178.75	$149.10	$152.79	$124.63
Agency REIT Peer Group (old)	$127.69	$159.16	$157.92	$152.40	$128.48
Agency REIT Peer Group (new)	$125.90	$158.28	$156.67	$151.18	$127.46

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data.

The following selected financial data are derived from our audited financial statements for the five fiscal years ended December 31, 2013. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in millions, except per share amounts)
	December 31,
	2013	2012	2011	2010	2009
Balance Sheet Data:
Investment portfolio, at fair value	$65,941	$85,245	$54,683	$13,510	$4,300
Total assets	$76,255	$100,453	$57,972	$14,476	$4,626
Repurchase agreements and other debt	$64,443	$75,415	$47,735	$11,753	$3,842
Total liabilities	$67,558	$89,557	$51,760	$12,904	$4,079
Total stockholders' equity	$8,697	$10,896	$6,212	$1,572	$547
Net asset value per common share as of period end [1]	$23.93	$31.64	$27.71	$24.24	$22.48

	Fiscal Year
	2013	2012	2011	2010	2009
Statement of Comprehensive Income Data
Interest income	$2,193	$2,109	$1,109	$253	$128
Interest expense [2]	536	512	285	76	44
Net interest income	1,657	1,597	824	177	84
Other (loss) income, net [2]	(217)	(157)	26	130	46
Expenses	168	144	74	19	11
Income before income tax	1,272	1,296	776	288	119
Provision for income tax, net	13	19	6	—	—
Net income	1,259	1,277	770	288	119
Dividend on preferred stock	14	10	—	—	—
Net income available to common shareholders	$1,245	$1,267	$770	$288	$119

Net income	$1,259	$1,277	$770	$288	$119
Other comprehensive (loss) income [2]	(2,938)	1,244	379	(88)	45
Comprehensive (loss) income	(1,679)	2,521	1,149	200	164
Dividend on preferred stock	14	10	—	—	—
Comprehensive (loss) income (attributable) available to common shareholders	$(1,693)	$2,511	$1,149	$200	$164

Weighted average number of common shares outstanding - basic and diluted	379.1	303.9	153.3	36.5	17.5
Net income per common share - basic and diluted	$3.28	$4.17	$5.02	$7.89	$6.78
Comprehensive (loss) income per common share - basic and diluted	$(4.47)	$8.26	$7.50	$5.49	$9.33
Dividends declared per common share	$3.75	$5.00	$5.60	$5.60	$5.15

	Fiscal Year
	2013	2012	2011	2010	2009
Other Data (unaudited)
Average agency securities, at par	$75,263	$71,002	$33,243	$6,992	$2,668
Average agency securities, at cost	$79,056	$74,588	$34,726	$7,335	$2,752
Average total assets, at fair value	$96,956	$86,172	$38,548	$8,100	$3,086
Net TBA dollar roll position - as of period end, at par	$2,119	$12,477	NM	NM	NM
Net TBA dollar roll position - as of period end, at cost	$2,276	$12,775	NM	NM	NM
Net TBA dollar roll position - as of period end, at market value	$2,271	$12,870	NM	NM	NM
Net TBA dollar roll position - as of period end, carrying value [3]	$(5)	$95	NM	NM	NM

Average net TBA dollar roll position, at cost	$11,383	$3,294	NM	NM	NM
Average repurchase agreements and other debt	$71,753	$68,810	$31,840	$6,865	$2,542
Average stockholders' equity [4]	$10,394	$9,473	$4,169	$859	$373
Average coupon [5]	3.59%	3.90%	4.42%	5.03%	5.77%
Average asset yield [6]	2.77%	2.82%	3.19%	3.44%	4.64%
Average cost of funds [7]	(1.34)%	(1.11)%	(1.00)%	(1.11)%	(1.71)%
Average net interest rate spread	1.43%	1.71%	2.19%	2.33%	2.93%
Average net interest rate spread, including estimated TBA dollar roll income [8]	1.87%	1.84%	NM	NM	NM
Average coupon (as of period end)	3.58%	3.69%	4.23%	4.70%	5.28%
Average asset yield (as of period end)	2.70%	2.61%	3.07%	3.31%	3.99%
Average cost of funds (as of period end) [9]	(1.31)%	(1.22)%	(1.13)%	(1.03)%	(1.17)%
Average net interest rate spread (as of period end)	1.39%	1.39%	1.94%	2.28%	2.82%
Net comprehensive (loss) income return on average common equity [10]	(16.6)%	26.9%	27.6%	23.3%	43.8%
Economic (loss) return on common equity [11]	(12.5)%	32.2%	37.4%	32.7%	60.6%
Leverage (average during the period) [12]	6.9:1	7.3:1	7.6:1	8.0:1	6.8:1
Leverage, including net TBA dollar roll position (average during the period) [13]	8.0:1	7.6:1	NM	NM	NM
Leverage (as of period end) [14]	7.3:1	7.0:1	7.9:1	7.8:1	7.3:1
Leverage, including net TBA dollar roll position (as of period end) [15]	7.5:1	8.2:1	NM	NM	NM
Expenses % of average total assets	0.17%	0.17%	0.19%	0.23%	0.36%
Expenses % of average assets, including average net TBA dollar roll position	0.15%	0.16%	NM	NM	NM
Expenses % of average stockholders equity	1.61%	1.52%	1.77%	2.19%	2.99%

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

2.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion further below and Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K for additional information regarding our discontinuance of hedge accounting.

3.
The carrying value of our net TBA position represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value on our accompanying consolidated balance sheets.

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

7.
Average cost of funds includes repurchase agreements, debt of consolidated variable interest entities ("VIEs") and interest rate swaps, but excludes interest rate swap termination fees and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and debt of consolidated VIEs outstanding for the period.

8.
Estimated TBA dollar roll income/(loss) is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

9.
Average cost of funds as of period end includes repurchase agreements and debt of consolidated VIEs outstanding, plus the impact of interest rate swaps in effect as of each period end and forward starting swaps becoming effective, net of swaps expiring, within three months of each period end, but excludes costs associated with other supplemental hedges such as swaptions, U.S. Treasuries and TBA positions.

10.
Net comprehensive income (loss) return on average common equity for the period was calculated by dividing our comprehensive income/(loss) available /(attributable) to common shareholders by our average stockholders' equity, net of the 8.000% Series A Cumulative Redeemable Preferred Stock liquidation preference.

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

14.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

15.	Leverage at period end, including net TBA dollar roll position, includes the components of "leverage (as of period end)" plus our net TBA position outstanding as of period end, at cost.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of American Capital Agency Corp.'s consolidated financial statements with a narrative from the perspective of management. Our MD&A is presented in seven sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Aggregate Contractual Obligations

•	Forward-Looking Statements

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
Trends and Recent Market Impacts

Fiscal year 2013 was a challenging and difficult year for all fixed income markets and the agency MBS market was one of the hardest hit sectors. As a result, our net book value per common share fell.

Throughout much of 2013, MBS investors struggled with uncertainty surrounding when the Fed would alter its open-ended, third quantitative easing, asset purchase program, commonly known as QE3, as stronger than expected employment reports early in the year triggered a significant rise in interest rates. For the year, the 10 year U.S. Treasury rate increased 127 basis points and 30 year mortgage rates increased 138 basis points. Agency MBS prices came under pressure and underperformed other fixed income instruments as agency MBS investors significantly pared back their holdings in anticipation of a sooner-than-expected Fed tapering of QE3. As a result, agency MBS spreads widened relative to U.S. Treasury and swap rates. This spread widening was the primary driver of our 24% decline in net book value per common share over the course of 2013.

In December 2013, the Fed announced that it would begin reducing the pace of its asset purchases by $10 billion per month beginning in January 2014, split equally between agency MBS and U.S. Treasury securities. The Fed stated that additional reductions to its asset purchases are expected "in measured steps" at future meetings, but that it is not on a preset course and the level of future asset purchases will depend on the pace of economic activity. The Fed stated that it would maintain its policy of reinvestment of principal payments on its holdings of agency MBS into new agency MBS. The Fed also extended its guidance on short-term interest rates and stated that it will likely maintain the current exceptionally low target range of 0.0% to 0.25% for the federal funds rate well past the time that the unemployment rate declines below 6.5%, especially if projected inflation continues to run below its 2% longer-run goal.

Given the challenging market conditions and significant volatility throughout 2013, we prioritized risk management over near term earnings. To this end, our Manager took steps to reduce leverage, increase our hedge positions and alter the composition of our asset portfolio. Together, we believe these actions meaningfully reduced our exposure to rising rates and widening agency MBS spreads.

These portfolio rebalancing actions, however, drove a decline in our net spread income per common share. Our more defensive positioning, coupled with the reduction in our net book value and taxable income, caused us to reduce our dividend.

In 2013, we declared $3.75 per common share in dividends, down from $5.00 per common share in 2012. Combining the dividends we paid and the decline in our net book value per common share we experienced during 2013, our economic return for the year was a negative 12.5%. However, as a result of the Fed exiting its unprecedented participation in the mortgage market, we believe that the mortgage market is returning to a more normalized risk return environment. In light of the portfolio rebalancing actions we took during 2013, we are well positioned to respond to attractive investment opportunities as they arise in the current steeper yield curve, wider spread environment.

Additionally, given the significant volatility during 2013 in the agency MBS market and the broader fixed income market, our stock price came under significant pressure during the year, at times trading at a substantial discount to our estimated book value. In response, in September 2013, our Board of Directors expanded our common stock repurchase program by $500 million, authorizing us to repurchase up to $1 billion of our outstanding shares of common stock, and extended the program through December 31, 2014. During 2013, we made open market purchases of approximately 40.3 million shares of our common stock. The shares were purchased at an average price of $21.25 per share, totaling $856 million, including expenses. Since commencing our stock repurchase program in the fourth quarter of 2012, we have purchased approximately 43.0 million shares of our common stock, or approximately 10% of our outstanding common shares from their peak in March 2013, for total consideration of $934 million, including expenses. As of December 31, 2013, $66 million remained available for repurchases of our common stock and, during January 2014, our Board of Directors authorized additional repurchases of $1 billion of our common stock through December 31, 2014.
The table below summarizes interest rates and prices of generic fixed-rate agency mortgage-backed securities as of the end of each respective quarter since December 31, 2012:

Interest Rate/Security Price [1]	Dec. 31, 2013	Sept 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Dec. 31, 2013 vs. Dec. 31, 2012
LIBOR:
1-Month	0.17%	0.18%	0.19%	0.20%	0.21%	--0.04	bps
3-Month	0.25%	0.25%	0.27%	0.28%	0.31%	--0.06	bps
6-Month	0.35%	0.37%	0.41%	0.44%	0.51%	--0.16	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.38%	0.32%	0.36%	0.24%	0.25%	+0.13	bps
5-Year U.S. Treasury	1.74%	1.38%	1.39%	0.77%	0.72%	+1.02	bps
10-Year U.S. Treasury	3.03%	2.61%	2.49%	1.85%	1.76%	+1.27	bps
Interest Rate Swap Rate:
2-Year Swap	0.49%	0.46%	0.51%	0.42%	0.39%	+0.10	bps
5-Year Swap	1.79%	1.54%	1.57%	0.95%	0.86%	+0.93	bps
10-Year Swap	3.09%	2.77%	2.70%	2.01%	1.84%	+1.25	bps
30-Year Fixed Rate MBS Price:
3.0%	$95.11	$97.70	$97.72	$103.11	$104.84	-$9.73
3.5%	$99.48	$101.83	$101.50	$105.58	$106.66	-$7.18
4.0%	$103.11	$104.86	$104.16	$106.61	$107.22	-$4.11
4.5%	$106.06	$106.80	$105.82	$107.73	$108.03	-$1.97
5.0%	$108.80	$108.45	$107.65	$108.34	$108.33	+$0.47
5.5%	$110.05	$109.03	$108.65	$109.08	$108.64	+$1.41
6.0%	$111.09	$109.39	$108.78	$109.56	$109.22	+$1.87
15-Year Fixed Rate MBS Price:
2.5%	$99.00	$100.61	$100.45	$103.75	$104.61	-$5.61
3.0%	$102.05	$103.53	$102.82	$105.17	$105.61	-$3.56
3.5%	$104.58	$105.58	$104.20	$106.03	$106.14	-$1.56
4.0%	$105.94	$106.25	$105.32	$107.00	$107.00	-$1.06
4.5%	$106.44	$106.25	$106.00	$107.67	$107.55	-$1.11
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

Pay-ups on Specified Mortgage Pools over Generic TBA Price [1,2]	Dec. 31, 2013	Sept 30, 2013	June 30, 2013	Mar. 31, 2013	Dec. 31, 2012	Dec. 31, 2013 vs. Dec. 31, 2012
30-Year Lower Loan Balance Pay-ups ($85k - $110k): [3]
3.0%	$0.02	$0.03	$—	$0.13	$0.69	-$0.67
3.5%	$0.09	$0.22	$0.22	$0.91	$1.64	-$1.55
4.0%	$0.23	$0.70	$0.91	$3.28	$4.19	-$3.96
30-Year HARP Pay-ups (95% - 100% LTV): [4]
3.0%	$—	$—	$—	$0.07	$0.47	-$0.47
3.5%	$—	$0.03	$0.16	$0.70	$1.52	-$1.52
4.0%	$0.06	$0.21	$0.59	$2.85	$4.06	-$4.00
 ________________________

1.	Source: Bloomberg and dealer indications

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
Interest Income
The effective yield on our agency securities is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount of our investment securities and their contractual terms and we amortize or accrete premiums and discounts associated with the purchase of investment securities into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2013 was 104.6% of par value; therefore, faster actual or projected prepayments can have a meaningful negative impact, while slower actual or projected prepayments can have a meaningful positive impact, on our asset yields.
Future prepayment rates are difficult to predict and we rely on a third-party service provider and our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Our third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our Manager's judgment, we may make adjustments to their estimates.
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
Fair Value of Investment Securities
We estimate the fair value of our agency securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and ask prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We generally obtain 3 to 6 quotes or prices (referred to as "marks") per agency security. We attempt to validate marks obtained from pricing services and broker dealers by comparing them to our recent completed transactions involving the same or similar securities on or near the reporting date. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different than the valuations currently estimated.
We also evaluate our agency securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exist as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
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
Derivative Financial Instruments/Hedging Activity

We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. Our risk management objective is to reduce fluctuations in net book value over a range of interest rate scenarios. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool, or a TBA contract, basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index ("Markit IOS Index").

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
We estimate the fair value of interest rate swaps using a third-party pricing model. The third-party pricing model incorporates such factors as the LIBOR curve and the pay rate on our interest rate swaps. We also incorporate both our own and our counterparties' nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
We estimate the fair value of interest rate swaptions using a third-party pricing model based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.

FINANCIAL CONDITION
As of December 31, 2013 and 2012, our investment portfolio consisted of $65.9 billion and $85.2 billion of agency MBS, respectively, and a $2.3 billion and $12.9 billion net long TBA position, at fair value, respectively.
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2013 and 2012, our net TBA position had a net carrying value of $(5) million and $95 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The following tables summarize certain characteristics of our agency MBS investment portfolio and our net TBA position as of December 31, 2013 and 2012 (dollars in millions):

	December 31, 2013
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP [2,3]	Weighted Average			Projected Life CPR [5]
						WAC [4]	Yield [5]	Age (Months)
Investments By Issuer:
Fannie Mae	$50,914	$53,099	104.3%	$52,289	62%	3.89%	2.64%	24	7%
Freddie Mac	12,640	13,264	104.9%	12,980	81%	4.08%	2.85%	27	7%
Ginnie Mae	223	230	103.1%	235	—%	3.94%	1.66%	27	21%
Total / Weighted Average	$63,777	$66,593	104.4%	$65,504	66%	3.93%	2.68%	24	7%

Investments By Coupon: [1]
Fixed-Rate
≤ 15-Year
≤ 2.5%	$11,189	$11,400	101.9%	$11,109	31%	2.96%	2.11%	14	6%
3.0%	6,037	6,220	103.0%	6,166	69%	3.48%	2.34%	21	7%
3.5%	14,049	14,632	104.2%	14,716	51%	3.93%	2.52%	31	9%
4.0%	5,700	5,981	104.9%	6,056	88%	4.40%	2.78%	37	9%
4.5%	588	619	105.3%	631	99%	4.87%	3.15%	40	10%
≥ 5.0%	8	9	104.5%	9	23%	6.49%	4.40%	73	14%
Total ≤ 15-Year	37,571	38,861	103.4%	38,687	55%	3.66%	2.42%	25	8%
20-Year
≤ 3.0%	350	347	99.2%	346	28%	3.55%	3.10%	7	5%
3.5%	770	788	102.4%	785	63%	4.05%	3.11%	10	6%
4.0%	93	97	105.0%	97	47%	4.53%	3.10%	28	7%
4.5%	116	125	107.3%	124	97%	4.89%	3.20%	37	8%
≥ 5.0%	6	7	106.7%	7	—%	5.89%	3.39%	67	16%
Total 20-Year:	1,335	1,364	102.2%	1,359	56%	4.05%	3.11%	13	6%
30-Year:
≤ 3.0%	231	236	101.8%	220	69%	3.69%	2.78%	11	5%
3.5%	8,530	9,051	106.1%	8,477	99%	4.02%	2.76%	19	5%
4.0%	9,077	9,669	106.5%	9,359	92%	4.46%	3.14%	22	6%
4.5%	4,075	4,355	106.9%	4,332	88%	4.95%	3.53%	33	7%
5.0%	211	226	106.6%	229	65%	5.46%	3.84%	69	10%
≥ 5.5%	271	295	108.8%	298	36%	6.25%	3.46%	84	19%
Total 30-Year	22,395	23,832	106.4%	22,915	93%	4.41%	3.08%	24	6%
Total Fixed-Rate	61,301	64,057	104.5%	62,961	69%	3.95%	2.68%	24	7%
Adjustable-Rate	1,196	1,223	102.2%	1,235	—%	2.58%	2.41%	26	17%
CMO	1,280	1,313	102.6%	1,308	—%	4.30%	2.88%	21	7%
Total / Weighted Average	$63,777	$66,593	104.4%	$65,504	66%	3.93%	2.68%	24	7%

	December 31, 2013
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR [5]
				Coupon [1]	Yield [5]	Age (Months)
Interest-Only Strips
Fannie Mae	$1,167	$191	$200	5.49%	7.11%	37	10%
Freddie Mac	213	32	32	5.51%	10.74%	90	13%
Principal-Only Strips
Fannie Mae	270	209	205	—%	3.84%	25	8%
Total / Weighted Average	$1,650	$432	$437	4.59%	5.80%	35	9%
_______________________

1.
The weighted average coupon on our agency MBS classified as "AFS" was 3.47% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, was 3.58% as of December 31, 2013.

2.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $100,000 and $95,000 for 15-year and 30-year securities, respectively, as of December 31, 2013.

3.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 106% and 105% for 15-year and 30-year securities, respectively, as of December 31, 2013. Includes $1.1 billion and $2.1 billion of 15-year and 30-year securities with >105 LTV pools which are not deliverable into TBA securities.

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2013.

	December 31, 2013
TBAs and Forward Settling Securities	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$(1,184)	$(1,174)	$(1,171)	$3
3.0%	(2,429)	(2,481)	(2,475)	6
3.5%	(428)	(450)	(447)	3
4.0%	(50)	(53)	(53)	—
Total 15-Year TBAs	(4,091)	(4,158)	(4,146)	12
30-Year TBA securities:
3.0%	54	52	52	—
3.5%	600	598	598	—
4.0%	4,131	4,274	4,256	(18)
4.5%	1,425	1,510	1,511	1
Total 30-Year TBAs	6,210	6,434	6,417	(17)
Total TBAs and forward settling securities	$2,119	$2,276	$2,271	$(5)
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

	December 31, 2012
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP [2,3]	Weighted Average			Projected Life CPR [5]
						WAC [4]	Yield [5]	Age (Months)
Investments By Issuer:
Fannie Mae	$58,912	$62,120	105.4%	$63,687	77%	4.06%	2.60%	13	10%
Freddie Mac	19,336	20,284	104.9%	20,758	75%	4.06%	2.58%	14	12%
Ginnie Mae	238	248	104.2%	254	—%	4.12%	1.60%	24	19%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	76%	4.06%	2.59%	13	11%

Investments By Coupon: [1]
Fixed-Rate
≤ 15-Year
≤ 2.5%	$11,483	$11,979	104.3%	$12,014	18%	3.01%	1.52%	3	11%
3.0%	1,787	1,859	104.0%	1,910	97%	3.45%	2.07%	12	10%
3.5%	6,409	6,600	103.0%	6,888	93%	3.93%	2.69%	21	13%
4.0%	7,709	8,051	104.4%	8,323	85%	4.40%	2.64%	25	16%
4.5%	763	802	105.0%	831	98%	4.86%	3.03%	28	15%
≥ 5.0%	12	12	104.4%	13	34%	6.34%	4.29%	58	17%
Total ≤ 15-Year	28,163	29,303	104.1%	29,979	61%	3.68%	2.17%	15	13%
20-Year
≤ 3.0%	938	983	104.7%	987	1%	3.60%	2.15%	4	9%
3.5%	315	330	104.7%	338	49%	4.04%	2.57%	10	10%
4%	113	118	104.5%	123	45%	4.52%	2.92%	16	14%
4.5%	141	151	106.9%	158	96%	4.89%	2.88%	26	14%
≥ 5.0%	10	10	106.6%	10	—%	5.93%	3.50%	56	18%
Total 20-Year:	1,517	1,592	104.9%	1,616	23%	3.90%	2.37%	8	10%
30-Year:
≤ 3.0%	3,675	3,866	105.2%	3,863	58%	3.58%	2.34%	3	7%
3.5%	20,005	21,180	105.9%	21,579	89%	4.01%	2.67%	7	8%
4%	17,790	18,946	106.5%	19,605	96%	4.46%	2.95%	13	10%
4.5%	5,163	5,475	106.0%	5,706	85%	4.94%	3.35%	22	12%
5.0%	731	778	106.4%	803	59%	5.41%	3.56%	41	15%
≥ 5.5%	441	477	108.2%	484	31%	6.31%	3.61%	72	18%
Total 30-Year	47,805	50,722	106.1%	52,040	88%	4.29%	2.84%	12	9%
Total Fixed-Rate	77,485	81,617	105.3%	83,635	77%	4.06%	2.59%	13	11%
Adjustable-Rate	837	865	103.4%	891	—%	3.76%	2.40%	43	22%
CMO	164	170	103.2%	173	—%	5.22%	2.85%	66	15%
Total / Weighted Average	$78,486	$82,652	105.3%	$84,699	76%	4.06%	2.59%	13	11%

	December 31, 2012
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR [5]
				Coupon [1]	Yield [5]	Age (Months)
Interest-Only Strips
Fannie Mae	$1,332	$245	$249	5.82%	6.98%	30	16%
Freddie Mac	328	55	43	5.60%	11.84%	82	17%
Principal-Only Strips
Fannie Mae	302	241	254	—%	3.17%	14	9%
Total / Weighted Average	$1,962	$541	$546	4.89%	5.78%	28	13%
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

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2012.

	December 31, 2012
TBAs and Forward Settling Securities	Notional Amount Long / (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities
2.0%	$(50)	$(51)	$(51)	$—
2.5%	8,448	8,797	8,837	40
3.0%	(25)	(26)	(26)	—
3.5%	(90)	(95)	(95)	—
Total 15-Year TBAs	8,283	8,625	8,665	40
30-Year TBA securities
3.0%	13,256	13,805	13,880	75
3.5%	(5,793)	(6,162)	(6,172)	(10)
4.0%	(3,419)	(3,656)	(3,665)	(9)
Total 30-Year TBAs	4,044	3,987	4,043	56
30-Year 3.5% forward settling securities	150	163	162	(1)
Total TBAs	$12,477	$12,775	$12,870	$95
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

As of December 31, 2013 and 2012, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.70% and 2.61%, respectively.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of December 31, 2013 and 2012, the weighted average final contractual maturity of our agency MBS portfolio was 19 and 24 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 6.5 and 6.6 years as of December 31, 2013 and 2012, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 7% and 11% as of December 31, 2013 and 2012, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio, including principal and interest-only strips, was 104.6% of par value as of December 31, 2013, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of December 31, 2013 and 2012 (dollars in millions):

	December 31, 2013				December 31, 2012
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$129	$129	3.07%	2.53%	$—	$—	—%	—%
> 1 year and ≤ 3 years	498	491	4.08%	2.25%	1,119	1,108	4.18%	2.14%
> 3 years and ≤ 5 years	24,471	24,342	3.59%	2.57%	27,448	26,750	3.36%	2.29%
> 5 years and ≤10 years	38,522	39,635	3.39%	2.73%	54,054	52,735	3.69%	2.75%
> 10 years	1,884	1,996	3.66%	2.96%	2,078	2,059	3.44%	2.65%
Total	$65,504	$66,593	3.47%	2.68%	$84,699	$82,652	3.59%	2.59%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.3 and 5.7 years as of December 31, 2013 and 2012, respectively, and the weighted average life of our principal-only strips was 8.6 and 6.4 years as of December 31, 2013 and 2012, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of December 31, 2013 and 2012, our ARM securities had a weighted average next reset date of 64 months and 43 months, respectively.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)
December 31, 2012	$8,430	$(25)	$—	$—	$8,430	$(25)

As of December 31, 2013, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for fiscal years 2013, 2012 and 2011. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

RESULTS OF OPERATIONS

FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012:

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

Interest Income and Asset Yield
The following table summarizes our interest income for fiscal years 2013 and 2012 (dollars in millions):

	Fiscal Year 2013		Fiscal Year 2012
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$2,710	3.59%	$2,776	3.90%
Premium amortization	(517)	(0.82)%	(667)	(1.08)%
Interest income	$2,193	2.77%	$2,109	2.82%
Actual portfolio CPR	10%		10%
Projected life CPR as of period end	7%		11%
Average 30-year fixed-rate mortgage rate as of period end [1]	4.48%		3.35%
10-year U.S. Treasury rate as of period end	3.03%		1.76%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting interest income are the size of our agency MBS investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on changes in interest income between fiscal years 2013 and 2012 (in millions):

Fiscal Year 2013 vs. 2012
		Due to Change in Average [1]
	Net Increase	Portfolio Size	Asset Yield
Interest Income	$84	$119	$(35)
_______________________

1.
Variances that are the combined effect of changes in portfolio size and asset yield, but cannot be separately identified, are allocated to the portfolio size and asset yield variances based on their respective relative amounts.

The modest increase in interest income during fiscal year 2013 was due to a 6% increase in our average portfolio size, as a function of our larger equity capital base, which was partially offset by a decline in our average asset yield, primarily due to a decrease in the average coupon on our assets from 3.90% during fiscal year 2012 to 3.59% for fiscal year 2013 as a result of portfolio repositioning.
Additionally, our average asset yield during fiscal year 2013 was favorably impacted by a "catch-up" premium amortization benefit of approximately $103 million due to a decrease in our average projected CPR, compared to a $9 million "catch-up" benefit during 2012.

Leverage
Our leverage was 7.3 times and 7.0 times our stockholders' equity as of December 31, 2013 and 2012, respectively, measured as the sum of our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 7.5 times and 8.2 times our stockholders' equity as of December 31, 2013 and 2012, respectively. We recognize our TBA commitments as derivatives under GAAP and, thus, they are not included in our repurchase agreement ("repo") and other debt leverage calculations; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet repurchase agreements. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet repurchase commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we commonly refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our quarterly average and quarter-end repo and other debt balance outstanding and leverage ratios for fiscal years 2013 and 2012 (dollars in millions):

	Repurchase Agreements and Other Debt [1]			Average Leverage during the Period [1,2]	Average Total "At Risk" Leverage during the Period [1,3]	Leverage as of Period End [1,4]	"At Risk" Leverage as of Period End [1,5]
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2013	$71,260	$80,706	$62,124	7.6:1	7.5:1	7.3:1	7.5:1
September 30, 2013	$78,845	$83,859	$79,117	7.8:1	7.8:1	7.9:1	7.2:1
June 30, 2013	$66,060	$71,102	$71,102	5.9:1	8.4:1	7.0:1	8.5:1
March 31, 2013	$70,591	$75,580	$67,122	6.5:1	8.2:1	5.7:1	8.1:1
December 31, 2012	$74,649	$80,262	$75,415	6.7:1	7.8:1	7.0:1	8.2:1
September 30, 2012	$75,106	$81,227	$80,262	7.1:1	NM	7.0:1	NM
June 30, 2012	$67,997	$70,354	$70,290	7.5:1	NM	7.6:1	NM
March 31, 2012	$57,480	$69,867	$69,866	8.2:1	NM	8.4:1	NM
_______________________

1.	Excludes U.S. Treasury repo agreements.

2.
Average leverage during the period was calculated by dividing the sum of our daily weighted average agency repurchase agreements and debt of consolidated VIEs outstanding for the period by the sum of our average month-end stockholders' equity for the period less the fair value of our average investment in REIT equity securities.

3.	Average "at risk" leverage during the period includes the components of "average leverage during the period", plus our daily weighted average net TBA position (at cost) during the period.

4.
Leverage as of period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net payables and receivables for unsettled agency MBS securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

5.	"At risk" leverage as of period end includes the components of "leverage as of period end" plus the cost basis (or contract price) of our net TBA position.
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
Our "adjusted net interest expense", also referred to as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees and costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury positions. Our cost of funds also does not include costs associated with TBAs, including the implied financing cost/benefit of our net TBA dollar roll position.

The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for fiscal years 2013 and 2012 (dollars in millions):

	Fiscal Year 2013		Fiscal Year 2012
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Repurchase agreement and other debt interest expense	$347	0.48%	$307	0.44%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	189	0.26%	205	0.30%
Total interest expense	536	0.74%	512	0.74%
Other periodic interest costs of interest rate swaps, net	424	0.60%	252	0.37%
Total adjusted net interest expense and cost of funds	$960	1.34%	$764	1.11%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our repurchase agreements and interest rate swap portfolio and our cost of funds. The following is a summary of the estimated impact of these elements on changes in adjusted net interest expense between fiscal year 2013 and 2012 (in millions):

Fiscal Year 2013 vs. 2012
		Due to Change in Average [1]
	Increase	Repo / Swap Balance	Repo / Swap Rate
Repurchase agreements and other debt expense	$40	$15	$25
Periodic interest rate swap costs [2]	156	135	21
Total change in adjusted net interest expense	$196	$150	$46
_______________________

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

The increase in our adjusted net interest expense was primarily a function of maintaining a higher ratio of interest rate swaps to repurchase agreements and other debt during fiscal year 2013 compared to 2012. Adjusted net interest expense was also impacted by an increase in our overall average repo balance attributable to a larger investment portfolio and moderately higher average repo and swap rates during fiscal year 2013. The table below presents a summary of our average repo and interest rates swaps outstanding for fiscal years 2013 and 2012 (dollars in millions):

	Fiscal Year
Average Debt and Interest Rate Swaps Outstanding	2013	2012
Average repurchase agreements and other debt	$71,753	$68,810
Average notional amount of interest rate swaps [1]	$47,007	$38,885
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	66%	57%
Weighted average pay rate on interest rate swaps	1.55%	1.50%
 _______________________

1.	Average notional amount of interest rate swaps excludes forward starting swaps not in effect during the periods presented.

Net Spread Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income (a non-GAAP financial measure) for fiscal years 2013 and 2012 (dollars in millions):

	Fiscal Year
	2013	2012
Net interest income	$1,657	$1,597
Other periodic interest costs of interest rate swaps, net [1]	(424)	(252)
Dividend on REIT equity securities	5	—
Adjusted net interest income	1,238	1,345
Operating expenses	168	144
Net spread income	1,070	1,201
Dividend on preferred stock	14	10
Net spread income available to common shareholders	1,056	1,191
TBA dollar roll income [1]	320	98
Net spread and dollar roll income available to common shareholders	$1,376	$1,289
Weighted average number of common shares outstanding - basic and diluted	379.1	303.9
Net spread income per common share - basic and diluted	$2.79	$3.92
Net spread and dollar roll income per common share - basic and diluted	$3.63	$4.24

_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income.

The decline in net spread and dollar roll income per common share for fiscal year 2013 was primarily a function of lower asset yields and higher swap costs.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for fiscal years 2013 and 2012 (in millions):

	Fiscal Year
	2013	2012
Agency MBS sold, at cost	$(81,516)	$(63,610)
Proceeds from agency MBS sold [1]	80,108	64,806
Net (loss) gain on sale of agency MBS	$(1,408)	$1,196

Gross gain on sale of agency MBS	$217	$1,209
Gross loss on sale of agency MBS	(1,625)	(13)
Net (loss) gain on sale of agency MBS	$(1,408)	$1,196
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales were primarily to reposition our agency MBS portfolio towards securities with attributes that our Manager believed would provide greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors. The net loss on asset sales during fiscal year 2013 was primarily a function of declining asset values throughout most of fiscal year 2013, owing to higher interest rates and wider mortgage spreads, compared to a lower rate environment and rising asset values throughout most of fiscal year 2012.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the fiscal years 2013 and 2012 (in millions):

	Fiscal Year
	2013	2012
Periodic interest costs of interest rate swaps, net [1]	$(424)	$(252)
Realized gain (loss) on derivative instruments and other securities, net:
Net TBAs and forward settling agency securities [2]	(626)	(50)
Payer swaptions	233	(42)
U.S. Treasury securities - long position	13	(1)
U.S. Treasury securities - short position	412	(144)
U.S. Treasury futures - short position	10	(104)
Interest rate swap termination fees	29	(180)
Dividend from REIT equity securities	5	—
Other	(6)	—
Total realized gain (loss) on derivative instruments and other securities, net	70	(521)
Unrealized gain (loss) on derivative instruments and other securities, net: [3]
Net TBAs and forward settling agency securities [2]	(100)	81
Interest rate swaps	1,540	(602)
Payer swaptions	25	(64)
Interest and principal-only strips	—	17
U.S. Treasury securities - long position	(55)	—
U.S. Treasury securities - short position	60	2
U.S. Treasury futures - short position	39	14
Debt of consolidated VIEs	39	(28)
REIT equity securities	(3)	—
Total unrealized gain (loss) on derivative instruments and other securities, net	1,545	(580)
Total gain (loss) on derivative instruments and other securities, net	$1,191	$(1,353)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Gain (loss) from purchases and sales of TBAs and forward settling positions includes TBA dollar roll income (see Net Spread Income above) and net gains and losses due to changes in fair value.

3.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our consolidated financial statements in this Form 10-K.

Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $136 million and $113 million during fiscal years 2013 and 2012, respectively. The year-over-year increase was primarily due to follow-on equity raises during fiscal year 2012, partially offset by share repurchases and realized losses on sales of agency securities during fiscal year 2013.
General and administrative expenses were $32 million and $31 million during fiscal years 2013 and 2012, respectively, and primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense.
Our total operating expense as a percentage of our average stockholders' equity was 1.61% and 1.52% as of December 31, 2013 and 2012, respectively.

Dividends and Income Taxes
For the fiscal years 2013 and 2012, we had estimated taxable income available to common shareholders of $940 million and $2.1 billion (or $2.48 and $6.87 per common share), respectively.
As a REIT, we are required to distribute annually 90% of our taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of net premiums paid on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.
The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2013 and 2012 (dollars in millions).

	Fiscal Year
	2013	2012
Net income	$1,259	$1,277
Estimated book to tax differences:
Premium amortization, net	(137)	51
Realized (gain) loss, net	(414)	159
Capital losses in excess of capital gains	1,785	—
Unrealized (gain) loss, net	(1,546)	574
Other	7	38
Total book to tax differences	(305)	822
Estimated REIT taxable income	954	2,099
Dividend on preferred stock	14	10
Estimated REIT taxable income available to common shareholders	$940	$2,089
Weighted average number of common shares outstanding - basic and diluted	379.1	303.9
Estimated REIT taxable income per common share - basic and diluted	$2.48	$6.87
Taxable income for fiscal year 2013 excludes $1.8 billion of estimated net capital losses, which are not deductible from our ordinary taxable income. The net capital losses may be carried forward and applied against future net capital gains for up to five years through fiscal year 2018.
The decrease in our estimated taxable income is a function of lower net interest spreads during fiscal year 2013 and a decline in net taxable capital gains on our investments and hedging instruments from fiscal year 2012 to a net capital loss during fiscal year 2013.
We declared Series A Preferred Stock dividends with record dates falling within fiscal year 2013 and 2012 of $2.000 and $1.056 per preferred share, respectively. Additionally, during fiscal years 2013 and 2012, we declared common dividends of $3.75 and $5.00 per common share, respectively.
As of December 31, 2013, we had distributed all of our 2012 taxable income under the available spill-back provision so that we will not be subject to federal or state corporate income tax for our 2012 tax year. As of December 31, 2013, we had an estimated $210 million of current year undistributed taxable income, net of dividends declared. We expect to distribute all of our 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to federal or state corporate income tax. However, as a REIT, we are still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year, exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For the fiscal years 2013 and 2012, we accrued a federal excise tax of $3 million and $25 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.
In addition, our TRS is subject to corporate federal and state income taxes at the combined federal and state corporate statutory tax rate of 39.5%. For fiscal year 2013, we recorded an income tax provision of $10 million and, for fiscal year 2012, we recorded an income tax benefit of $6 million attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for fiscal years 2013 and 2012 (in millions):

	Fiscal Year
	2013	2012
Unrealized (loss) gain on AFS securities, net:
Unrealized (loss) gain, net	$(4,535)	$2,235
Reversal of prior period unrealized loss (gain), net, upon realization	1,408	(1,196)
Unrealized (loss) gain on AFS securities, net:	(3,127)	1,039
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	189	205
Total other comprehensive (loss) income	$(2,938)	$1,244

FISCAL YEAR 2012 COMPARED TO FISCAL YEAR 2011:

Interest Income and Asset Yield
The following table summarizes our interest income for the fiscal years 2012 and 2011 (dollars in millions):

	Fiscal Year 2012		Fiscal Year 2011
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$2,776	3.90%	$1,470	4.42%
Premium amortization	(667)	(1.08)%	(361)	(1.23)%
Interest income	$2,109	2.82%	$1,109	3.19%
Actual portfolio CPR	10%		9%
Projected life CPR as of period end	11%		14%
Average 30-year fixed-rate mortgage rate as of period end [1]	3.35%		3.95%
10-year U.S. Treasury rate as of period end	1.76%		1.88%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting interest income are the size of our agency MBS investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on changes in interest income between fiscal years 2012 and 2011(in millions):

Fiscal Year 2012 vs. 2011
		Due to Change in Average [1]
	Net Increase	Portfolio Size	Asset Yield
Interest Income	$1,000	$1,112	$(112)
_______________________

1.
Variances that are the combined effect of changes in portfolio size and asset yield, but cannot be separately identified, are allocated to the portfolio size and asset yield variances based on their respective relative amounts.

The primary driver of the increase in our interest income during fiscal year 2012 was a 115% increase in our average portfolio size as a function of our larger equity capital base. Partially offsetting the increase was a decline in our average asset yield primarily due to a decrease in the average coupon on our assets from 4.42% for fiscal year 2011 to 3.90% for fiscal year 2012.

Leverage
Our leverage was 7.0 times and 7.9 times our stockholders' equity as of December 31, 2012 and 2011, respectively, measured as the sum of our repurchase agreements, net receivable / payable for unsettled securities and debt of consolidated VIEs divided by our total stockholders' equity as of period end.
The table below presents our quarterly average and quarter-end repo and other debt balance outstanding and leverage ratios for fiscal years 2012 and 2011 (dollars in millions):

	Repurchase Agreements and Other Debt			Average Leverage during the Period [1]	Leverage as of Period End, Including Net Unsettled Trades [2]
Quarter Ended	Average Daily Amount Outstanding	Maximum Daily Amount Outstanding	Ending Amount Outstanding
December 31, 2012	$74,649	$80,262	$75,415	6.7:1	7.0:1
September 30, 2012	$75,106	$81,227	$80,262	7.1:1	7.0:1
June 30, 2012	$67,997	$70,354	$70,494	7.5:1	7.6:1
March 31, 2012	$57,480	$69,867	$69,866	8.2:1	8.4:1
December 31, 2011	$42,184	$48,012	$47,735	7.6:1	7.9:1
September 30, 2011	$38,484	$41,638	$38,898	7.9:1	7.7:1
June 30, 2011 [3]	$28,668	$33,567	$33,567	7.6:1	7.5:1
March 31, 2011 [3]	$17,756	$22,147	$22,062	7.4:1	7.6:1
_______________________

1.
Average leverage during the period was calculated by dividing the daily weighted average agency repurchase agreements and debt of consolidated VIEs outstanding for the period by our average month-end stockholders' equity for the period.

2.
Leverage as of period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net payables and receivables for unsettled agency MBS securities and debt of consolidated VIEs by our total stockholders' equity at period end.

3.
Average leverage for the quarters ended March 31, 2011 and June 30, 2011 was 8.2x and 8.3x, pro forma, when average equity is adjusted to exclude the March 2011 and June 2011 follow-on equity offerings that closed on March 25, 2011 and June 28, 2011, respectively.

Our leverage included in the table above does not include the impact of TBA and forward settling agency securities positions, which have the effect of increasing or decreasing our "at risk" leverage. As of December 31, 2012, we had a net long TBA and forward settling agency securities position of $12.5 billion notional value and total "at risk" leverage of 8.2 times our stockholders' equity including net unsettled securities. As of December 31, 2011, we had a net short TBA and forward settling agency securities position of $103 million notional value and "at risk" leverage of 7.9 times including net unsettled securities.

Interest Expense and Cost of Funds
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for fiscal years 2012 and 2011 (dollars in millions):

	Fiscal Year 2012		Fiscal Year 2011
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Repurchase agreement and other debt interest expense	$307	0.44%	$91	0.28%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	205	0.30%	194	0.61%
Total interest expense	512	0.74%	285	0.89%
Other periodic interest costs of interest rate swaps, net	252	0.37%	35	0.11%
Total adjusted net interest expense and cost of funds	$764	1.11%	$320	1.00%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.

The following is a summary of the estimated impact of changes in the principal elements of our adjusted net interest expense between fiscal year 2012 and 2011(in millions):

Fiscal Year 2012 vs. 2011
		Due to Change in Average [1]
	Increase	Repo / Swap Balance	Repo / Swap Rate
Repurchase agreements and other debt expense	$216	$142	$74
Periodic interest rate swap costs [2]	228	241	(13)
Total change in adjusted net interest expense	$444	$383	$61
_______________________

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

The increase in our adjusted net interest expense was a function a larger repo balance due to a larger investment portfolio and a higher cost of funds. Our higher cost of funds was reflective of higher repo rates and a higher ratio of interest rate swaps outstanding to repurchase agreements and other debt, which was partially offset by a decrease in the weighted average pay rate on our interest rate swaps. Our higher repo cost was a function of the combination of higher repo rates in the market and extending the average remaining days-to-maturity of our repo funding to 118 days as of December 31, 2012 from 51 days as of December 31, 2011. The table below presents a summary of our debt and interest rate swaps outstanding for fiscal years 2012 and 2011 (dollars in millions):

	Fiscal Year
Average Debt and Interest Rate Swaps Outstanding	2012	2011
Average repurchase agreements and other debt	$68,810	$31,840
Average notional amount of interest rate swaps [1]	$38,885	$16,448
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	57%	52%
Weighted average pay rate on interest rate swaps	1.50%	1.62%
  _______________________

1.	Average notional amount of interest rate swaps excludes forward starting swaps not in effect during the periods presented.

Net Spread Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread income (a non-GAAP financial measure) for fiscal years 2012 and 2011 (dollars in millions):

	Fiscal Year
	2012	2011
Net interest income	$1,597	$824
Other periodic interest costs of interest rate swaps, net [1]	252	35
Adjusted net interest income	1,345	789
Operating expenses	144	74
Net spread income	1,201	715
Dividend on preferred stock	10	—
Net spread income available to common shareholders	1,191	715
Weighted average number of common shares outstanding - basic and diluted	303.9	153.3
Net spread income per common share - basic and diluted	$3.92	$4.66
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income.

The decline in net spread income per common share was primarily a function of margin compression due to lower asset yields and higher cost of funds.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain on sale of agency MBS for fiscal years 2012 and 2011 (in millions):

	Fiscal Year
	2012	2011
Agency MBS sold, at cost	$(63,610)	$(37,579)
Proceeds from agency MBS sold [1]	64,806	38,052
Net gain on sale of agency MBS	$1,196	$473

Gross gain on sale of agency MBS	$1,209	$510
Gross loss on sale of agency MBS	(13)	(37)
Net gain on sale of agency MBS	$1,196	$473
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
Asset sales were primarily to reposition our agency MBS portfolio towards securities with attributes that our Manager believed would provide greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2012 and 2011 (in millions):

	Fiscal Year
	2012	2011
Periodic interest costs of interest rate swaps, net [1]	$(252)	$(35)
Realized (loss) on derivative instruments and other securities, net:
Net TBAs and forward settling agency securities	(50)	(141)
Payer swaptions	(42)	(13)
U.S. Treasury securities - long position	(1)	34
U.S. Treasury securities - short position	(144)	(116)
U.S. Treasury futures - short position	(104)	1
Interest rate swap termination fees	(180)	(7)
Other	—	8
Total realized (loss) gain on derivative instruments and other securities, net	(521)	(234)
Unrealized (loss) on derivative instruments and other securities, net: [2]
Net TBAs and forward settling agency securities	81	(1)
Interest rate swaps	(602)	(79)
Payer swaptions	(64)	(51)
Interest-only and principal-only strips	17	(17)
U.S. Treasury securities - short position	2	(17)
U.S. Treasury futures - short position	14	(13)
Debt of consolidated VIEs	(28)	—
Total unrealized (loss)on derivative instruments and other securities, net	(580)	(178)
Total (loss) on derivative instruments and other securities, net	$(1,353)	$(447)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.

For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our consolidated financial statements in this Form 10-K.

Management Fees and General and Administrative Expenses
We incurred management fees of $113 million and $55 million during fiscal years 2012 and 2011, respectively; the period-over-period increase was primarily a function of our follow-on equity raises.
General and administrative expenses were $31 million and $19 million during fiscal years 2012 and 2011, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense.
Our total operating expense as a percentage of our average stockholders' equity on an annualized basis was 1.52% and 1.77% for fiscal years 2012 and 2011, respectively, due to improved operating leverage.

Dividends and Income Taxes
For fiscal years 2012 and 2011, we had estimated taxable income available to common shareholders of $2.1 billion and $1.0 billion (or $6.87 and $6.70 per common share), respectively. The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2012 and 2011 (dollars in millions).

	Fiscal Year
	2012	2011
Net income	$1,277	$770
Estimated book to tax differences:
Premium amortization, net	51	57
Realized loss, net	159	71
Unrealized loss , net	574	133
Other	38	(3)
Total book to tax differences	822	258
Estimated REIT taxable income	2,099	1,028
Dividend on preferred stock	10	—
Estimated REIT taxable income available to common shareholders	$2,089	$1,028
Weighted average number of common shares outstanding - basic and diluted	303.9	153.3
Estimated REIT taxable income per common share - basic and diluted	$6.87	$6.70
During fiscal years 2012 and 2011, we declared common dividends of $5.00 and $5.60 per common share, respectively. During fiscal year 2012, we declared dividends on our Series A Preferred Stock of $1.056 per preferred share, which excludes the preferred stock dividend of $0.50 per share declared on December 17, 2012 with a record date of January 1, 2013, which is treated as a fiscal year 2013 dividend for income tax purposes. We did not have preferred stock outstanding prior to fiscal year 2012.
We distributed all of our 2012 and 2011 REIT taxable income in a timely manner so that we were not subject to any federal or state income tax for those fiscal years. However, as a REIT, we were still subject to a nondeductible federal excise tax of 4% to the extent that the sum of (i) 85% of our ordinary taxable income, (ii) 95% of our capital gains and (iii) any undistributed taxable income from the prior year exceeds our dividends declared in such year and paid by January 31 of the subsequent year. For fiscal years 2012 and 2011, we accrued federal excise tax of $25 million and $2 million, respectively.
For fiscal year 2012, we recorded an income tax benefit of $6 million and, for fiscal year 2011, we recorded an income tax provision of $4 million, attributable to our TRS, at the combined federal and state corporate statutory tax rate of 39.5%, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for fiscal years 2012 and 2011 (in millions):

	Fiscal Year
	2012	2011
Unrealized gain on AFS securities, net:
Unrealized gain , net	$2,235	$1,512
Reversal of prior period unrealized gains, net, upon realization	(1,196)	(483)
Unrealized gain on AFS securities, net:	1,039	1,029
Unrealized gain on interest rate swaps designated as cash flow hedges:
Unrealized loss, net	—	(844)
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	205	194
Unrealized gain (loss) on interest rate swaps, net:	205	(650)
Total other comprehensive income	$1,244	$379

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
Equity Capital
To the extent we raise additional equity capital through follow-on equity offerings, through our at-the-market offering program or under our dividend reinvestment and direct stock purchase plan, we currently anticipate using cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. In addition, during fiscal year 2013, we repurchased approximately $856 million of our common stock under our common stock repurchase program as our common stock was trading at a meaningful discount to our estimated net asset value per common share.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provides for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. In January 2014, our Board of Directors increased the authorized amount by an additional $1 billion of our outstanding shares of common stock through December 31, 2014. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During fiscal year 2013, we repurchased approximately 40.3 million shares of our common stock at an average repurchase price of $21.25 per share, including expenses, totaling $856 million. During fiscal year 2012, we repurchased 2.7 million shares of our common stock at an average repurchase price of $29.00 per share, including expenses, totaling $77 million. As of December 31, 2013, the total remaining amount authorized for repurchases of our common stock was $66 million, excluding the additional amount authorized in January 2014.
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of December 31, 2013, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
Follow-on Common Stock Offering
During fiscal years 2013, 2012 and 2011, we completed follow-on public offerings of shares of our common stock summarized in the table below (in millions, except per share amounts):

Public Offering	Price Received Per Share [1]	Shares	Net Proceeds [2]
Fiscal year 2013
March 2013	$31.34	57.5	$1,803
Total fiscal year 2013		57.5	$1,803

Fiscal year 2012
March 2012	$29.00	71.2	$2,063
July 2012	$33.70	36.8	1,240
Total fiscal year 2012		108.0	$3,303

Fiscal year 2011
January 2011	$28.00	26.9	$719
March 2011	$27.72	32.2	892
June 2011	$27.56	49.7	1,369
November 2011	$27.36	40.5	1,108
Total fiscal year 2011		149.3	$4,088
   ________________________

1.	Price received per share is gross of underwriters' discount, if applicable.

2.	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.

At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. The table below summarizes sales of our common stock under such sales agreements during fiscal years 2012 and 2011 (in millions, except per share amounts):

At-the-Market Offering	Price Received Per Share	Shares	Net Proceeds
Fiscal year 2012	$31.41	9.5	$298
Fiscal year 2011	$29.25	9.4	$273

During fiscal year 2013, we had no sales under this program. As of December 31, 2013, 16.7 million shares remain available for issuance under this program.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal year 2011, we issued 0.5 million shares under the plan for net cash proceeds of $15 million. During fiscal years 2013 and 2012, there were no shares issued under the plan. As of December 31, 2013, 21.7 million shares remain available for issuance under the plan.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage as of December 31, 2013 was 7.3 times our stockholders' equity, measured as the sum of our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
As of December 31, 2013, our agency MBS repurchase agreements had a weighted average cost of funds of 0.45% and a weighted average remaining days-to-maturity of 124 days, excluding amounts borrowed under U.S. Treasury repurchase agreements.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2013, we had master repurchase agreements with 32 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of December 31, 2013, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 14% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2013. For further details regarding our borrowings under repurchase agreements and other debt as of December 31, 2013, please refer to Note 4 to our consolidated financial statements in this Form 10-K.

	December 31, 2013
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	17	62%
Asia	5	25%
Europe	10	13%
	32	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout fiscal year 2013, haircuts on our pledged collateral remained stable and as of December 31, 2013, our weighted average haircut was approximately 5% of the value of our collateral.

Under our repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a margin call), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations for the agency MBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the agency MBS securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of December 31, 2013, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $2.1 billion and unpledged securities of approximately $1.9 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we maintain an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed-rate assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA securities, U.S. Treasury securities, U.S. Treasury futures contracts and other instruments. Please refer to Notes 2 and 5 to our consolidated financial statements in this Form 10-K for further details regarding our use of derivative instruments.
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
Excluding centrally cleared interest rate swaps, as of December 31, 2013, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 2% of our stockholders' equity.
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
TBA Dollar Roll Transactions
We may also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or deleveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Form 10-K. Inclusive of our net TBA position, as of December 31, 2013, our total "at risk" leverage was 7.5 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2013, we had a net long TBA position with a market value of $2.3 billion, a total contract price of $2.3 billion and a total carrying value of $(5) million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Form 10-K.

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
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of December 31, 2013, approximately 95% of our fixed-rate agency MBS portfolio was eligible for TBA delivery.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2013, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2013, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements (in millions):

	Fiscal Year
	2014	2015	2016	2017	2018	Total
Repurchase agreements	$59,170	$3,261	$500	$202	$400	$63,533
Interest expense on repurchase agreements [1]	82	13	2	1	1	99
Total	$59,252	$3,274	$502	$203	$401	$63,632
________________________

1.	Interest expense on repurchase agreements is calculated based on the weighted average interest rates as of December 31, 2013.

FORWARD-LOOKING STATEMENTS
All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in prepayment rates of the mortgage loans underlying our agency securities; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) further actions by the U.S. government to stabilize the economy; (vii) changes in our business or investment strategy; (viii) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (ix) our ability to meet the requirements of a REIT (including income and asset requirements); and (x) our ability to remain exempt from registration under the Investment Company Act of 1940. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption "Risk Factors" described in this Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps. We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool, or a TBA contract, basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities, and synthetic total return swaps. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
Further, since we do not control the other agency mortgage REITs in which we invest in, we have limited transparency into their underlying investment and hedge portfolios. Therefore, our Manager must make certain assumptions to estimate the duration and convexity of the underlying portfolios and their sensitivity to changes in interest rates. Such estimates do not include the potential impact of other factors which may affect the fair value of our investments in other REITs, such as stock market volatility. Accordingly, actual results could differ from our estimates.
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
All changes in income and value in the table below are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2013 and 2012. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
Actual results could differ materially from estimates, especially in the current market environment. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate increases and decreases on a static portfolio, we may from time to time sell any of our agency securities as a part of our overall management of our investment portfolio.

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of December 31, 2013
-100 Basis Points	+1.8%	+1.1%	+9.0%
-50 Basis Points	+6.8%	+0.8%	+6.1%
+50 Basis Points	-3.6%	-0.8%	-6.4%
+100 Basis Points	-7.2%	-1.7%	-13.1%

As of December 31, 2012
-100 Basis Points	-16.6%	-1.8%	-15.1%
-50 Basis Points	+2.1%	-0.7%	-5.5%
+50 Basis Points	-3.5%	-0.2%	-2.0%
+100 Basis Points	-10.3%	-1.1%	-9.1%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury securities. Also excludes costs associated with our TBA position and TBA dollar roll income/loss. Base case scenario assumes interest rates and forecasted CPR of 7% and 11% as of December 31, 2013 and 2012, respectively. As of December 31, 2013, rate shock scenarios assume a forecasted CPR of 6%, 7%, 8% and 10% for the +100 basis points, +50 basis points, - 50 basis points and -100 basis points scenarios, respectively. As of December 31, 2012, rate shock scenarios assume a forecasted CPR of 7%, 8%, 15% and 20% for such scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to a decrease/increase in the forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

3.	Includes the effect of derivatives and other securities used for hedging purposes.

4.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of such date.

5.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of such date.

The change in our interest rate sensitivity as of December 31, 2013 compared to December 31, 2012 was a function of a steeper yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
Prepayment Risk
Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of such loans from our securities can materially impact the rate of prepayments. Generally, prepayments on agency MBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.
We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets. We also amortize or accrete premiums and discounts associated with the purchase of agency MBS into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar agency securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Spread Risk

When the market spread widens between the yield on our agency securities and benchmark interest rates, our net book value could decline if the value of our agency securities fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the above interest rate shock table. The table below assumes a spread duration of 5.5 years and 4.7 years based on interest rates and MBS prices as of December 31, 2013 and 2012, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of December 31, 2013
-25 Basis Points	+1.3%	+10.1%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.1%

As of December 31, 2012
-25 Basis Points	+1.2%	+10.5%
-10 Basis Points	+0.5%	+4.2%
+10 Basis Points	-0.5%	-4.2%
+25 Basis Points	-1.2%	-10.5%
________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of such date.

4.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A Preferred Stock liquidation preference, as of such date.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities and cash. As of December 31, 2013, we had unrestricted cash and cash equivalents of $2.1 billion and unpledged securities of approximately $1.9 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our agency securities pledged as collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Extension Risk
The projected weighted-average life and the duration (or interest rate sensitivity) of our investments is based on our Manager's assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise. These swaps (or swaptions) allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed-rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our repurchase agreements.
However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-

only securities and certain other supplemental hedging instruments) would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2013 and 2012 and fiscal years 2013, 2012 and 2011. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2013, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (1992 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2013. The effectiveness of our internal control over financial reporting as of December 31, 2013 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited American Capital Agency Corp.’s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) (the COSO criteria). American Capital Agency Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Capital Agency Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2013, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Agency Corp. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2013 of American Capital Agency Corp., and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2014

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited the accompanying consolidated balance sheets of American Capital Agency Corp. as of December 31, 2013 and 2012, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2013. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Agency Corp. at December 31, 2013 and 2012, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2013, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Agency Corp.'s internal control over financial reporting as of December 31, 2013, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (1992 framework) and our report dated February 27, 2014 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2014

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2013	2012
Assets:
Agency securities, at fair value (including pledged securities of $62,205 and $79,966, respectively)	$64,482	$83,710
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,459	1,535
U.S. Treasury securities, at fair value (including pledged securities of $3,778)	3,822	—
REIT equity securities, at fair value	237	—
Cash and cash equivalents	2,143	2,430
Restricted cash	101	399
Derivative assets, at fair value	1,194	301
Receivable for securities sold (including pledged securities of $622)	652	—
Receivable under reverse repurchase agreements	1,881	11,818
Other assets	284	260
Total assets	$76,255	$100,453
Liabilities:
Repurchase agreements	$63,533	$74,478
Debt of consolidated variable interest entities, at fair value	910	937
Payable for securities purchased	118	556
Derivative liabilities, at fair value	422	1,264
Dividends payable	235	427
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,848	11,763
Accounts payable and other accrued liabilities	492	132
Total liabilities	67,558	89,557
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
8.000% Series A Cumulative Redeemable Preferred Stock; 6.9 shares issued and outstanding; liquidation preference of $25 per share ($173)	167	167
Common stock - $0.01 par value; 600.0 shares authorized:
356.2 and 338.9 shares issued and outstanding, respectively	4	3
Additional paid-in capital	10,406	9,460
Retained deficit	(497)	(289)
Accumulated other comprehensive (loss) income	(1,383)	1,555
Total stockholders' equity	8,697	10,896
Total liabilities and stockholders' equity	$76,255	$100,453

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2013	2012	2011
Interest income:
Interest income	$2,193	$2,109	$1,109
Interest expense	536	512	285
Net interest income	1,657	1,597	824
Other (loss) income, net:
(Loss) gain on sale of agency securities, net	(1,408)	1,196	473
Gain (loss) on derivative instruments and other securities, net	1,191	(1,353)	(447)
Total other (loss) income, net	(217)	(157)	26
Expenses:
Management fees	136	113	55
General and administrative expenses	32	31	19
Total expenses	168	144	74
Income before income tax	1,272	1,296	776
Provision for income tax, net	13	19	6
Net income	1,259	1,277	770
Dividend on preferred stock	14	10	—
Net income available to common shareholders	$1,245	$1,267	$770

Net income	$1,259	$1,277	$770
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(3,127)	1,039	1,029
Unrealized gain (loss) on derivative instruments, net	189	205	(650)
Other comprehensive (loss) income	(2,938)	1,244	379
Comprehensive (loss) income	(1,679)	2,521	1,149
Dividend on preferred stock	14	10	—
Comprehensive (loss) income (attributable) available to common shareholders	$(1,693)	$2,511	$1,149

Weighted average number of common shares outstanding - basic and diluted	379.1	303.9	153.3
Net income per common share - basic and diluted	$3.28	$4.17	$5.02
Comprehensive (loss) income per common share - basic and diluted	$(4.47)	$8.26	$7.50
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Earnings (Deficit)	Accumulated Other Comprehensive (Loss) Income	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2010	—	$—	64.9	$1	$1,562	$78	$(68)	$1,573
Net income	—	—	—	—	—	770	—	770
Other comprehensive income (loss):
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,029	1,029
Unrealized loss on derivative instruments, net	—	—	—	—	—	—	(650)	(650)
Issuance of common stock	—	—	159.3	1	4,375	—	—	4,376
Common dividends declared	—	—	—	—	—	(886)	—	(886)
Balance, December 31, 2011	—	—	224.2	2	5,937	(38)	311	6,212
Net income	—	—	—	—	—	1,277	—	1,277
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,039	1,039
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	205	205
Issuance of preferred stock	6.9	167	—	—	—	—	—	167
Issuance of common stock	—	—	117.4	1	3,600	—	—	3,601
Repurchase of common stock	—	—	(2.7)	—	(77)	—	—	(77)
Preferred dividends declared	—	—	—	—	—	(10)	—	(10)
Common dividends declared	—	—	—	—	—	(1,518)	—	(1,518)
Balance, December 31, 2012	6.9	167	338.9	3	9,460	(289)	1,555	10,896
Net income	—	—	—	—	—	1,259	—	1,259
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(3,127)	(3,127)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	189	189
Issuance of common stock	—	—	57.5	1	1,802	—	—	1,803
Repurchase of common stock	—	—	(40.2)	—	(856)	—	—	(856)
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Common dividends declared	—	—	—	—	—	(1,453)	—	(1,453)
Balance, December 31, 2013	6.9	$167	356.2	$4	$10,406	$(497)	$(1,383)	$8,697

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2013	2012	2011
Operating activities:
Net income	$1,259	$1,277	$770
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	517	667	361
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	189	205	54
Loss (gain) on sale of agency securities, net	1,408	(1,196)	(473)
(Gain) loss on derivative instruments and other securities, net	(1,191)	1,353	447
Increase in other assets	(24)	(76)	(121)
Increase in accounts payable and other accrued liabilities	325	86	32
Accretion of discounts on debt of consolidated variable interest entities	18	5	—
Net cash provided by operating activities	2,501	2,321	1,070
Investing activities:
Purchases of agency securities	(76,892)	(104,703)	(81,484)
Proceeds from sale of agency securities	79,456	65,249	37,868
Principal collections on agency securities	10,589	9,576	4,633
Purchases of U.S. Treasury securities	(68,261)	(28,196)	(21,944)
Proceeds from sale of U.S. Treasury securities	54,952	39,012	22,397
Net proceeds from (payments on) reverse repurchase agreements	9,937	(11,055)	(516)
Net payments on other derivative instruments	(1,007)	(1,001)	(266)
Purchases of REIT equity securities	(197)	—	—
Decrease (increase) in restricted cash	298	(63)	(260)
Net cash provided by (used in) investing activities	8,875	(31,181)	(39,572)
Financing activities:
Proceeds from repurchase arrangements	564,971	404,853	339,046
Repayments on repurchase agreements	(575,916)	(378,056)	(303,044)
Proceeds from debt of consolidated variable interest entities	203	1,000	—
Repayments on debt of consolidated variable interest entities	(209)	(150)	(19)
Net proceeds from preferred stock issuances	—	167	—
Net proceeds from common stock issuances	1,803	3,601	4,377
Payments for common stock repurchases	(856)	(77)	—
Cash dividends paid	(1,659)	(1,415)	(664)
Net cash (used in) provided by financing activities	(11,663)	29,923	39,696
Net change in cash and cash equivalents	(287)	1,063	1,194
Cash and cash equivalents at beginning of period	2,430	1,367	173
Cash and cash equivalents at end of period	$2,143	$2,430	$1,367

Supplemental disclosure to cash flow information:
Interest paid	$347	$256	$202
Taxes paid	$25	$10	$—
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
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in agency debenture securities issued by Freddie Mac, Fannie Mae or the Federal Home Loan Bank ("FHLB") and in other assets reasonably related to agency securities.
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
Our consolidated financial statements include the accounts of our wholly-owned subsidiary, American Capital Agency TRS, LLC, and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated.
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
Accumulated Other Comprehensive Income (Loss)
Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income ("ASC 220"), divides comprehensive income into net income and other comprehensive income (loss) ("OCI"), which includes unrealized gains and losses on securities classified as available-for-sale and unrealized gains and losses on derivative financial instruments that are designated and qualify for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging ("ASC 815"). During fiscal year 2011, we discontinued

designating our derivative financial instruments, principally interest rate swaps, as cash flow hedges. See Derivatives Instruments below and Note 5 for further information regarding our discontinuation of cash flow hedge accounting.
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
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may, from time to time, sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated OCI, a separate component of stockholders' equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
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
REIT equity securities represent investments in the common stock of other publicly traded mortgage REITs that invest predominantly in agency MBS. We designate our investments in REIT equity securities as trading securities and report them at fair value on the accompanying consolidated balance sheets.
We estimate the fair value of our agency securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We estimate the fair value of our REIT equity securities on a market approach using "Level 1" inputs based on quoted market prices. Refer to Note 7 for further discussion of fair value measurements.
We evaluate our agency securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exist as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. However, in evaluating if the third condition exists, our investments in agency securities typically would not have a credit component since the principal and interest are guaranteed by a GSE and, therefore, any unrealized loss is not the result of a credit loss. In addition, since we designate our agency securities as available-for-sale securities with unrealized gains and losses recognized in OCI, any impairment loss for non-credit components is already recognized in OCI.

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
We did not recognize any OTTI charges on our investment securities for fiscal years 2013, 2012 and 2011.
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
We estimate long-term prepayment speeds of our agency securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our Manager's judgment, we may make adjustments to its estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) the actual prepayments to date plus our currently estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
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
Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
We from time to time borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivatives Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements generally mature daily. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are reset daily.
Manager Compensation
Our management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 8 for the terms of our management agreement and the administrative services agreement between American Capital and our Manager.
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool, or a TBA contract, basis and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities, and synthetic total return swaps, such as the Markit IOS Synthetic Total Return Swap Index ("Markit IOS Index").
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 20 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market and may be centrally cleared through a registered commodities exchange ("centrally cleared swaps").
We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price.
We estimate the fair value of our "non-centrally cleared" swaps using a combination of inputs from counterparty and third-party pricing models to estimate the net present value of the future cash flows using a forward interest rate yield curve in effect as of the end of the measurement period. We also incorporate both our own and our counterparties' nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.

Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of larger increases or decreases in interest rates on the performance of our investment portfolio (referred to as "convexity risk"). The interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our swaption agreements typically provide us the option to enter into a pay fixed rate interest rate swap, which we refer as "payer swaptions." We may also enter into swaption agreements that provide us the option to enter into a receive fixed interest rate swap, which we refer to as "receiver swaptions." The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
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
Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE and ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as additional disclosures for entities that have variable interests in VIEs.

We have entered into transactions involving CMO trusts, which are VIEs. We will consolidate a CMO trust if we are the CMO trust's primary beneficiary; that is, if we have a variable interest that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. As part of the qualitative assessment in determining if we have a controlling financial interest, we evaluate whether we control the selection of financial assets transferred to the CMO trust. For each of our consolidated CMO trusts we controlled the selection of the agency MBS transferred from our investment portfolio to an investment bank in exchange for cash proceeds and at the same time entered into a commitment with the investment bank to purchase to-be-issued securities collateralized by the agency MBS transferred, which resulted in our consolidation of the CMO trusts.
Agency MBS transferred to consolidated VIEs are reported on our consolidated balance sheets in agency securities transferred to consolidated VIEs, at fair value and can only be used to settle the obligations of each respective VIE.
We report debt issued in connection with the CMO trusts on our consolidated balance sheets in debt of consolidated VIEs, at fair value, which represents tranches within the trusts sold to third-parties and excludes tranches acquired by us that eliminate upon consolidation. The third-party beneficial interest holders in the VIEs have no recourse against our general credit. We elected the option to account for the consolidated debt at fair value, with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated assets and consolidated debt are presented in a consistent manner on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on a market approach using "Level 2" inputs from third-party pricing services and dealer quotes.
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
We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes ("ASC 740"). To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.
Reclassifications
Certain prior period amounts in the consolidated financial statements have been reclassified to conform to the current period presentation.

Note 3. Investment Securities
As of December 31, 2013, we had agency MBS of $65.9 billion at fair value, with a total cost basis of $67.0 billion. The net unamortized premium balance on our agency MBS as of December 31, 2013 was $3.0 billion, including interest and principal-only strips. The following tables summarize our investments in agency MBS as of December 31, 2013 (dollars in millions):

	December 31, 2013
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$50,914	$12,640	$223	$63,777
Unamortized discount	(25)	(7)	—	(32)
Unamortized premium	2,210	631	7	2,848
Amortized cost	53,099	13,264	230	66,593
Gross unrealized gains	181	74	5	260
Gross unrealized losses	(991)	(358)	—	(1,349)
Total available-for-sale agency MBS, at fair value	52,289	12,980	235	65,504
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	400	32	—	432
Gross unrealized gains	13	3	—	16
Gross unrealized losses	(9)	(2)	—	(11)
Total agency MBS remeasured at fair value through earnings	404	33	—	437
Total agency MBS, at fair value	$52,693	$13,013	$235	$65,941
Weighted average coupon as of December 31, 2013 [2]	3.53%	3.78%	3.56%	3.58%
Weighted average yield as of December 31, 2013 [3]	2.66%	2.87%	1.66%	2.70%
Weighted average yield for the year ended December 31, 2013 [3]	2.74%	2.87%	1.79%	2.77%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.4 billion and the weighted average contractual interest we are entitled to receive was 5.50% of this amount as of December 31, 2013. The par value of our principal-only agency MBS strips was $271 million as of December 31, 2013.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed-rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of December 31, 2013.

3.	Incorporates a weighted average future constant prepayment rate assumption of 7% based on forward rates as of December 31, 2013.

	December 31, 2013
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed-Rate	$64,057	$242	$(1,338)	$62,961
Adjustable-Rate	1,223	15	(3)	1,235
CMO	1,313	3	(8)	1,308
Interest-only and principal-only strips	432	16	(11)	437
Total agency MBS	$67,025	$276	$(1,360)	$65,941

As of December 31, 2012, we had agency MBS of $85.2 billion at fair value, with a total cost basis of $83.2 billion. The net unamortized premium balance on our agency MBS as of December 31, 2012 was $4.4 billion, including interest and principal-only strips. The following tables summarize our investments in agency MBS as of December 31, 2012 (dollars in millions):

	December 31, 2012
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$58,912	$19,336	$238	$78,486
Unamortized premium	3,208	948	10	4,166
Amortized cost	62,120	20,284	248	82,652
Gross unrealized gains	1,585	481	6	2,072
Gross unrealized losses	(18)	(7)	—	(25)
Total available-for-sale agency MBS, at fair value	63,687	20,758	254	84,699
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	486	55	—	541
Gross unrealized gains	26	1	—	27
Gross unrealized losses	(9)	(13)	—	(22)
Total agency MBS remeasured at fair value through earnings	503	43	—	546
Total agency MBS, at fair value	$64,190	$20,801	$254	$85,245
Weighted average coupon as of December 31, 2012 [2]	3.70%	3.67%	3.77%	3.69%
Weighted average yield as of December 31, 2012 [3]	2.62%	2.61%	1.60%	2.61%
Weighted average yield for the year ended December 31, 2012 [3]	2.83%	2.83%	1.63%	2.82%
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

As of December 31, 2013 and 2012, we did not have investments in agency debenture securities.

The actual maturities of our agency MBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of December 31, 2013 and 2012, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 7% and 11%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of December 31, 2013 and 2012 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2013				December 31, 2012
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$129	$129	3.07%	2.53%	$—	$—	—%	—%
> 1 year and ≤ 3 years	498	491	4.08%	2.25%	1,119	1,108	4.18%	2.14%
> 3 years and ≤ 5 years	24,471	24,342	3.59%	2.57%	27,448	26,750	3.36%	2.29%
> 5 years and ≤10 years	38,522	39,635	3.39%	2.73%	54,054	52,735	3.69%	2.75%
> 10 years	1,884	1,996	3.66%	2.96%	2,078	2,059	3.44%	2.65%
Total	$65,504	$66,593	3.47%	2.68%	$84,699	$82,652	3.59%	2.59%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.3 and 5.7 years as of December 31, 2013 and 2012, respectively. The weighted average life of our principal-only strips was 8.6 and 6.4 years as of December 31, 2013 and 2012, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders' equity, for our available-for-sale securities for fiscal years 2013, 2012 and 2011 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Fiscal year 2013	$2,040	(4,535)	1,408	$(1,087)
Fiscal year 2012	$1,001	2,235	(1,196)	$2,040
Fiscal year 2011	$(28)	1,512	(483)	$1,001

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2013 and 2012 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)
December 31, 2012	$8,430	$(25)	$—	$—	$8,430	$(25)

As of December 31, 2013 and 2012, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for fiscal years 2013 and 2012. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency securities classified as available-for-sale for fiscal years 2013, 2012 and 2011 (in millions):

	Fiscal Year
Agency Securities Classified as Available-for-Sale	2013	2012	2011
Agency MBS sold, at cost	$(81,516)	$(63,610)	$(37,579)
Proceeds from agency MBS sold [1]	80,108	64,806	38,052
Net (loss) gain on sale of agency MBS	$(1,408)	$1,196	$473

Gross gain on sale of agency MBS	$217	$1,209	$510
Gross loss on sale of agency MBS	(1,625)	(13)	(37)
Net (loss) gain on sale of agency MBS	$(1,408)	$1,196	$473
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For fiscal years 2012 and 2011, we recognized a net unrealized gain of $17 million and a net unrealized loss of $16 million, respectively, for the change in value of investments in interest and principal-only strips in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For fiscal year 2013, we did not recognize a net unrealized gain or loss on our interest and principal-only investments. For fiscal year 2011, we recognized a net realized loss of $10 million for the sale of interest and principal-only strips in gain (loss) on sale of agency securities, net in our consolidated statements of comprehensive income. There were no sales of interest and principal-only strips during fiscal years 2013 and 2012.
Pledged Assets
The following tables summarize our assets pledged as collateral under repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2013 and 2012 (in millions):

	December 31, 2013
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$62,708	$1,459	$28	$91	$64,286
U.S. Treasury securities - fair value	3,708	—	70	—	3,778
Accrued interest on pledged securities	189	5	1	—	195
Restricted cash	3	—	41	57	101
Total	$66,608	$1,464	$140	$148	$68,360

	December 31, 2012
Assets Pledged	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$78,400	$1,535	$1,065	$501	$81,501
Accrued interest on pledged securities	217	5	3	1	226
Restricted cash	—	—	249	150	399
Total	$78,617	$1,540	$1,317	$652	$82,126

In addition, as of December 31, 2013, we had $82 million of agency MBS, $164 million of U.S. Treasury securities and $366 million of cash pledged to use (at fair value) as collateral for our derivative agreements. As of December 31, 2012, we had $249 million of cash pledged to use as collateral for our derivative agreements.

The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of December 31, 2013 and 2012 (in millions):

	December 31, 2013			December 31, 2012
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
≤ 30 days	$27,694	$28,125	$76	$29,284	$28,525	$82
> 30 and ≤ 60 days	14,955	15,210	42	21,716	21,251	58
> 60 and ≤ 90 days	10,117	10,290	28	16,188	15,780	45
> 90 days	11,401	11,623	32	12,747	12,447	37
Total agency MBS	64,167	65,248	178	79,935	78,003	222
U.S. Treasury securities:
1 day	3,708	3,760	16	—	—	—
Total	$67,875	$69,008	$194	$79,935	$78,003	$222
As of December 31, 2013 and 2012, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Securitizations and Variable Interest Entities
As of December 31, 2013 and 2012, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.5 billion as of December 31, 2013 and 2012 and debt, at fair value, of $910 million and $937 million, respectively, in our accompanying consolidated balance sheets. As of December 31, 2013 and 2012, such agency securities had an aggregate unpaid principal balance of $1.4 billion and such debt had an aggregate unpaid principal balance of $900 million and $908 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For fiscal years 2013 and 2012, we recognized a net gain of $39 million and a net loss of $28 million in earnings, respectively, associated with our consolidated debt. We did not recognize any gains or losses during fiscal year 2011. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of December 31, 2013 and 2012, the fair value of our CMO securities and interest and principal-only securities, excluding the consolidated CMO trusts discussed above, was $1.7 billion and $719 million, respectively, or $2.3 billion and $1.3 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $246 million and $343 million as of December 31, 2013 and 2012, respectively.

Note 4. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. In response to declines in fair value of pledged securities, lenders may require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as margin calls. As of December 31, 2013 and 2012, we have met all margin call requirements.

The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2013 and 2012 (dollars in millions):

	December 31, 2013			December 31, 2012
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$23,577	0.42%	15	$25,474	0.48%	17
> 1 to ≤ 3 months	20,490	0.43%	61	30,402	0.49%	57
> 3 to ≤ 6 months	6,946	0.45%	140	7,208	0.53%	128
> 6 to ≤ 9 months	2,232	0.53%	230	4,509	0.57%	234
> 9 to ≤ 12 months	3,607	0.54%	323	2,149	0.60%	312
> 12 to ≤ 24 months	3,261	0.60%	603	2,142	0.65%	591
> 24 to ≤ 36 months	500	0.62%	930	2,492	0.69%	1,002
> 36 months	602	0.68%	1,468	102	0.73%	1,751
Total agency MBS	61,215	0.45%	124	74,478	0.51%	118
U.S. Treasury securities:
1 day	2,318	0.02%	1	—	—%	—
Total / Weighted Average	$63,533	0.44%	119	$74,478	0.51%	118
As of December 31, 2013 and 2012, we did not have an amount at risk with any repurchase agreement counterparty greater than 4% of our stockholders' equity.
As of December 31, 2013 and 2012, debt of consolidated VIEs, at fair value ("other debt") was $910 million and $937 million, respectively. As of December 31, 2013 and 2012, our other debt had a weighted average interest rate of LIBOR plus 42 and 43 basis points and a principal balance of $900 million and $908 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of December 31, 2013 was 5.4 years.
As of December 31, 2013 and 2012, we also had outstanding forward commitments to purchase and sell agency securities, including TBA dollar roll transactions, (see Notes 2 and 5). These transactions represent a form of off-balance sheet financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our "at risk" leverage. However, pursuant to ASC 815, we typically account for such transactions as one or more series of derivative transactions and, consequently, they are not included in our on-balance sheet debt or measurement of commensurate leverage ratios.

Note 5. Derivative and Other Hedging Instruments
In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We typically enter into agreements for interest rate swaps and interest rate swaptions. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest and principal-only securities, and synthetic total return swaps, such as the Markit IOS Index. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 2.
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For fiscal years 2013 and 2012 and for the period from September 30, 2011 to December 31, 2011, we reclassified $189 million, $205 million and $54 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio for these periods were $613 million, $457 million and $89 million, respectively. The difference of $424 million, $252 million and $35 million for these periods, respectively, is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of December 31, 2013, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $296 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 2.1 years. The net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months as of December 31, 2013 was $156 million.

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2013 and 2012 (in millions):

Derivatives Instruments	Balance Sheet Location	December 31, 2013	December 31, 2012
Interest rate swaps	Derivative assets, at fair value	$880	$14
Payer swaptions	Derivative assets, at fair value	258	171
Purchase of TBA and forward settling agency securities	Derivative assets, at fair value	2	116
Sale of TBA and forward settling agency securities	Derivative assets, at fair value	15	—
U.S. Treasury futures - short	Derivative assets, at fair value	39	—
		$1,194	$301
Interest rate swaps	Derivative liabilities, at fair value	$(400)	$(1,243)
Purchase of TBA and forward settling agency securities	Derivative liabilities, at fair value	(20)	(1)
Sale of TBA and forward settling agency securities	Derivative liabilities, at fair value	(2)	(20)
		$(422)	$(1,264)
  Additionally, as of December 31, 2013 and 2012, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $1.8 billion and $11.8 billion, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $1.9 billion and $11.7 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of December 31, 2013 and 2012 (dollars in millions):

	December 31, 2013
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$16,750	1.57%	0.19%	$(382)	1.6
> 3 to ≤ 5 years	10,225	1.07%	0.24%	81	3.9
> 5 to ≤ 7 years	5,700	1.97%	0.26%	113	6.0
> 7 to ≤ 10 years	8,825	2.28%	0.24%	499	8.8
> 10 years	1,750	2.79%	0.24%	169	14.7
Total Payer Interest Rate Swaps	$43,250	1.70%	0.22%	$480	4.7
   ________________________

1.	Notional amount includes forward starting swaps of $4.0 billion with an average forward start date of 1.9 years from December 31, 2013.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.57% as of December 31, 2013.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from December 31, 2013 through stated maturity date.

	December 31, 2012
Payer Interest Rate Swaps [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$14,600	1.23%	0.26%	$(294)	2.0
> 3 to ≤ 5 years	20,250	1.48%	0.29%	(666)	4.1
> 5 to ≤ 7 years	5,600	1.53%	0.34%	(163)	6.1
> 7 to ≤ 10 years	5,200	1.89%	0.35%	(113)	9.2
> 10 years	1,200	1.79%	0.31%	7	10.2
Total Payer Interest Rate Swaps	$46,850	1.46%	0.29%	$(1,229)	4.4
   ________________________

1.	Amounts include forward starting swaps of $1.7 billion ranging up to four months from December 31, 2012.
The following tables summarize our interest rate swaption agreements outstanding as of December 31, 2013 and 2012 (dollars in millions):

	December 31, 2013
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
≤ 1 year	$193	$117	4	$9,400	2.87%	3M	7.8
> 1 to ≤ 2 years	105	92	19	3,600	3.40%	3M	5.6
> 2 to ≤ 3 years	35	45	30	1,150	3.81%	3M	5.8
> 3 to ≤ 5 years	2	4	52	100	4.80%	3M	7.0
Total/Wtd Avg	$335	$258	10	$14,250	3.09%	3M	7.0

	December 31, 2012
	Option			Underlying Swap
Payer Swaptions	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
≤ 1 year	$76	$15	4	$5,150	2.65%	1M / 3M	8.6
> 1 to ≤ 2 years	65	34	19	4,050	2.82%	3M	6.7
> 2 to ≤ 3 years	97	87	33	3,900	3.51%	3M	8.6
> 3 to ≤ 4 years	12	11	46	450	3.20%	3M	6.1
> 4 to ≤ 5 years	24	24	59	900	3.33%	3M	5.0
Total/Wtd Avg	$274	$171	21	$14,450	2.99%	1M / 3M	7.8

The following table summarizes our contracts to purchase and sell TBA and specified agency securities on a forward basis as of December 31, 2013 and 2012 (in millions):

	December 31, 2013				December 31, 2012
Purchase and Sale Contracts for TBAs and Forward Settling Securities	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
TBA securities:
Purchase contracts	$6,660	$6,882	$6,864	$(18)	$21,705	$22,603	$22,719	$116
Sale contracts	(4,541)	(4,606)	(4,593)	13	(9,378)	(9,991)	(10,011)	(20)
TBA securities, net [5]	2,119	2,276	2,271	(5)	12,327	12,612	12,708	96
Forward settling securities:
Purchase contracts	—	—	—	—	150	163	162	(1)
Forward settling securities, net [6]	—	—	—	—	150	163	162	(1)
Total TBA and forward settling securities, net	$2,119	$2,276	$2,271	$(5)	$12,477	$12,775	$12,870	$95
  ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

5.	Includes 15-year and 30-year TBA securities of varying coupons

6.	Includes 30-year fixed securities of varying coupons

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize the effect of derivative instruments on our consolidated statements of comprehensive income for fiscal years 2013, 2012 and 2011 related to our derivative and other hedging instruments (in millions):

	Fiscal year 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) December 31, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA and forward settling agency securities	$12,477	42,707	(53,065)	$2,119	$(726)
Interest rate swaps	$(46,850)	(20,750)	24,350	$(43,250)	1,145
Payer swaptions	$(14,450)	(23,800)	24,000	$(14,250)	258
U.S. Treasury securities - short position	$(11,835)	(31,941)	41,769	$(2,007)	472
U.S. Treasury securities - long position	$—	27,805	(23,878)	$3,927	(42)
U.S. Treasury futures contracts - short position	$—	(9,239)	7,359	$(1,880)	49
TBA put option	$—	(50)	50	$—	—
					$1,156
  ________________________________

1.
Excludes a net gain of $2 million from investments in REIT equity securities, a net gain of $39 million from debt of consolidated VIEs, and other miscellaneous net losses of $6 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Fiscal year 2012
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2011	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) December 31, 2012	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA and forward settling agency securities	$(104)	(36,174)	48,755	$12,477	$31
Interest rate swaps	$(30,250)	(25,000)	8,400	$(46,850)	(1,034)
Payer swaptions	$(3,200)	(18,250)	7,000	$(14,450)	(106)
U.S. Treasury securities - short position	$(880)	(36,555)	25,600	$(11,835)	(142)
U.S. Treasury securities - long position	$100	2,445	(2,545)	$—	(1)
U.S. Treasury futures contracts - short position	$(783)	(3,838)	4,621	$—	(90)
Markit IOS total return swaps, net	$(165)	—	165	$—	—
					$(1,342)
  ______________________

1.
Excludes a net gain of $17 million on interest-only and principal-only securities and a net loss of $28 million from debt of consolidated VIEs recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Fiscal year 2011
Derivative and Other Hedging Instruments [1]	Notional Amount Long/(Short) December 31, 2010	Additions	Additions Due to Hedge De-Designations	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) December 31, 2011	Amount of Gain/(Loss) Recognized in Income on Derivatives [2]
Net TBA and forward settling agency securities	$(849)	(48,589)	—	49,334	$(104)	$(142)
Interest rate swaps	$(50)	(6,750)	(23,900)	450	$(30,250)	(119)
Payer swaptions	$(850)	(5,350)	—	3,000	$(3,200)	(64)
U.S. Treasury securities - short position	$(250)	(15,794)	—	15,164	$(880)	(133)
U.S. Treasury securities - long position	$—	5,140	—	(5,040)	$100	34
U.S. Treasury futures contracts - short position, net	$—	(1,083)	—	300	$(783)	(12)
TBA put option	$—	(200)	—	200	$—	1
Markit IOS total return swaps, net	$—	510	—	(675)	$(165)	7
						$(428)
  ________________________________

1.	Table excludes activity related to interest rate swaps designated as hedging instruments under ASC 815 prior to our discontinuation of hedge accounting in September 2011.

2.
Excludes a net loss of $17 million from interest and principal-only securities and a net loss of $2 million for hedge ineffectiveness recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The tables below summarize information about our outstanding interest rate swaps designated as hedging instruments under ASC 815 and their effect on our consolidated statement of comprehensive income for fiscal year 2011, prior to discontinuation of hedge accounting in September 2011 (in millions):

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
Each of our International Swaps and Derivatives Association ("ISDA") Master Agreements and central clearing exchange agreements contains provisions under which we are required to fully collateralize our obligations under our interest rate swap agreements if at any point the fair value of the swap represents a liability greater than the minimum transfer amount contained within our agreements. We were also required to post initial collateral upon execution of certain of our swap transactions. If we breach any of these provisions, we will be required to settle our obligations under the agreements at their termination values, which approximates fair value.
Further, each of our ISDA Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements at their termination values if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of December 31, 2013, the fair value of additional collateral that could be required to be posted as a result of the credit-risk related contingent features being triggered was not material to our consolidated financial statements.
Excluding centrally cleared swaps, as of December 31, 2013, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 2% of our stockholders' equity.
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

Note 6. Offsetting Assets and Liabilities
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

The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2013 and 2012 (in millions):

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2013
Interest rate swap and swaption agreements, at fair value [1]	$1,138	$—	$1,138	$(331)	$(610)	$197
Receivable under reverse repurchase agreements	1,881	—	1,881	(1,881)	—	—
Total derivative, other hedging instruments and other assets	$3,019	$—	$3,019	$(2,212)	$(610)	$197

December 31, 2012
Interest rate swap and swaption agreements, at fair value [1]	$185	$—	$185	$(185)	$—	$—
Receivable under reverse repurchase agreements	11,818	—	11,818	(10,482)	(1,157)	179
Total derivative, other hedging instruments and other assets	$12,003	$—	$12,003	$(10,667)	$(1,157)	$179

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2013
Interest rate swap agreements, at fair value [1]	$400	$—	$400	$(331)	$(69)	$—
Repurchase agreements	63,533	—	63,533	(1,881)	(61,652)	—
Total derivative, other hedging instruments and other liabilities	$63,933	$—	$63,933	$(2,212)	$(61,721)	$—

December 31, 2012
Interest rate swap agreements, at fair value [1]	$1,243	$—	$1,243	$(185)	$(1,058)	$—
Repurchase agreements	74,478	—	74,478	(10,482)	(63,996)	—
Total derivative, other hedging instruments and other liabilities	$75,721	$—	$75,721	$(10,667)	$(65,054)	$—
_______________________

1.
Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 5 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.

2.
Includes cash and securities received / pledged as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable. Refer to Note 3 for additional information regarding assets pledged as collateral.

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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during fiscal years 2013 and 2012. The three levels of hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2013 and 2012 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
December 31, 2013
Assets:
Agency securities	$—	$65,941	$—
U.S. Treasury securities	3,822	—	—
Interest rate swaps	—	880	—
Payer swaptions	—	258	—
REIT equity securities	237	—
U.S. Treasury futures	39	—	—
Net TBA and forward settling agency securities	—	17	—
Total	$4,098	$67,096	$—
Liabilities:
Debt of consolidated VIEs	$—	$910	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,848	—	—
Interest rate swaps	—	400	—
Net TBA and forward settling agency securities	—	22	—
Total	$1,848	$1,332	$—

December 31, 2012
Assets:
Agency securities	$—	$85,245	$—
Interest rate swaps	—	14	—
Payer swaptions	—	171	—
Net TBA and forward settling agency securities	—	116	—
Total	$—	$85,546	$—
Liabilities:
Debt of consolidated VIEs	$—	$937	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	11,763	—	—
Interest rate swaps	—	1,243	—
Net TBA and forward settling agency securities	—	21	—
Total	$11,763	$2,201	$—

Note 8. Management Agreement and Related Party Transactions
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. The management agreement has been renewed through May 20, 2014 and provides for automatic one-year extension options thereafter. The management agreement may only be terminated by us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of each subsequent automatic annual renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were to not renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of the majority of our independent directors. We pay our Manager a base management fee payable monthly in arrears in amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders'

equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP.
There is no incentive compensation payable to our Manager pursuant to the management agreement. For fiscal years 2013, 2012 and 2011, we recorded an expense for management fees of $136 million, $113 million and $55 million, respectively.
We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For fiscal years 2013, 2012 and 2011, we recorded expense reimbursements to our Manager of $10 million, $9 million and $7 million, respectively, consisting mostly of costs related to information technology systems. As of December 31, 2013 and 2012, $13 million and $1 million was payable to our Manager, respectively.

Note 9. Income Taxes
The following table summarizes dividends for federal income tax purposes declared for fiscal years 2013, 2012 and 2011 and their related tax characterization (in millions, except per share amounts):

			Tax Characterization
Fiscal Tax Year	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share
Series A Cumulative Redeemable Preferred Stock Dividends
Fiscal year 2013	$2.000000	$14	$2.000000	$0.015980	$—
Fiscal year 2012	$1.056000	$7	$0.952300	$—	$0.103700
Common Stock Dividends
Fiscal year 2013	$3.750000	$1,453	$3.750000	$0.029963	$—
Fiscal year 2012	$5.000000	$1,518	$4.509200	$—	$0.490800
Fiscal year 2011	$5.600000	$886	$5.332400	$—	$0.267600

As of December 31, 2013, we had approximately $210 million of estimated undistributed taxable income that we expect to declare dividends for by the extended due date of our 2013 federal income tax return and pay in 2014. Accordingly, we do not expect to incur any income tax liability on our 2013 taxable income.
For fiscal years 2013, 2012 and 2011, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2, and consequently we accrued an excise tax of $3 million, $25 million and $2 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of operations and comprehensive income.
For fiscal years 2013, 2012 and 2011, we recorded an income tax provision of $10 million, an income tax benefit of $6 million and an income tax provision of $4 million, respectively, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income. The statutory combined federal and state corporate tax rate for our TRS was 39.5% for fiscal years 2013, 2012 and 2011.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2013, 2012 and 2011. Our tax returns for tax years 2010 and forward are open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10 million shares of preferred stock in one or more classes or series. Our board of directors has designated 6.9 million shares as 8.000%

Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"). As of December 31, 2013, we have 3.1 million of authorized but unissued shares of preferred stock. Our board of directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A Preferred Stock or designate additional shares of the Series A Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.21 per share. Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, the Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.000% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2013, we had declared all required quarterly dividends on our Series A Preferred Stock.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provides for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. In January 2014, our Board of Directors increased the authorized amount by an additional $1 billion of our outstanding shares of common stock through December 31, 2014. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to repurchase shares only when the purchase price is less than our estimate of our current net asset value per share of our common stock. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During fiscal year 2013, we repurchased approximately 40.3 million shares of our common stock at an average repurchase price of $21.25 per share, including expenses, totaling $856 million. During fiscal year 2012, we repurchased 2.7 million shares of our common stock at an average repurchase price of $29.00 per share, including expenses, totaling $77 million. As of December 31, 2013, the total remaining amount authorized for repurchases of our common stock was $66 million, excluding the additional amount authorized in January 2014.

Follow-On Equity Offering

During fiscal years 2013, 2012 and 2011, we completed follow-on public offerings of shares of our common stock summarized in the table below (in millions, except per share amounts):

Public Offering	Price Received Per Share [1]	Shares	Net Proceeds [2]
Fiscal year 2013
March 2013	$31.34	57.5	$1,803
Total fiscal year 2013		57.5	$1,803

Fiscal year 2012
March 2012	$29.00	71.2	$2,063
July 2012	$33.70	36.8	1,240
Total fiscal year 2012		108.0	$3,303

Fiscal year 2011
January 2011	$28.00	26.9	$719
March 2011	$27.72	32.2	892
June 2011	$27.56	49.7	1,369
November 2011	$27.36	40.5	1,108
Total fiscal year 2011		149.3	$4,088
   ________________________

1.	Price received per share is gross of underwriters' discount, if applicable, and other offering costs.

2.	Net proceeds are net of the underwriters' discount, if applicable, and other offering costs.

At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. The table below summarizes sales our common stock under such sales agreements during fiscal years 2012 and 2011 (in millions, except per share amounts):

At-the-Market Offering	Price Received Per Share	Shares	Net Proceeds
Fiscal year 2012	$31.41	9.5	$298
Fiscal year 2011	$29.25	9.4	$273
During fiscal year 2013, we had no sales under this program. As of December 31, 2013, 16.7 million shares remain available for issuance under this program.
Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal year 2011, we issued 0.5 million shares under the plan for net cash proceeds of $15 million. During fiscal years 2013 and 2012 , there were no shares issued under the plan. As of December 31, 2013, 21.7 million shares remain available for issuance under the plan.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2013, 2012 and 2011 (in millions):

Accumulated Other Comprehensive (Loss) Income	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2010	$(28)	$(40)	$(68)
OCI before reclassifications	1,512	(844)	668
Amounts reclassified from accumulated OCI	(483)	194	(289)
Balance as of December 31, 2011	1,001	(690)	311
OCI before reclassifications	2,235	—	2,235
Amounts reclassified from accumulated OCI	(1,196)	205	(991)
Balance as of December 31, 2012	2,040	(485)	1,555
OCI before reclassifications	(4,535)	—	(4,535)
Amounts reclassified from accumulated OCI	1,408	189	1,597
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
The following table summarizes reclassifications out of accumulated OCI for fiscal years 2013, 2012 and 2011 (in millions):

	Fiscal Year
Amounts Reclassified from Accumulated OCI	2013	2012	2011	Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS	$1,408	$(1,196)	$(483)	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	189	205	194	Interest expense
Total reclassifications	$1,597	$(991)	$(289)
Long-term Incentive Plan
We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. During fiscal years 2013, 2012 and 2011, our independent directors received restricted common stock awards under the plan. The restricted stock awards have a grant date fair value equal to the price of our common stock on such date and vest annually over three years. During fiscal year 2013, we granted 3,000 shares of restricted common stock to each independent director, or a total of 15,000 shares, with a grant date fair value of $31.20 per share. During fiscal year 2012, we granted 3,000 shares of restricted common stock to each independent director, or a total of 12,000 shares, with a weighted average grant date fair value of $29.48 per share. During fiscal year 2011, we granted 3,000 shares of restricted common stock to each independent director, or a total of 12,000 shares, with a grant date fair value of $29.05 per share.
During fiscal years 2013, 2012 and 2011, an aggregate of 9,500, 7,000 and 4,500 shares of restricted common stock vested under the plan, respectively. The total fair value of restricted stock awards vested during fiscal years 2013, 2012 and 2011 was approximately $290,000, $222,000 and $131,000, respectively, based upon the fair market value of our common stock on the vesting date. During fiscal years 2013, 2012 and 2011, we recognized approximately $383,000, $282,000 and $176,000 of compensation expense under the plan, respectively.
As of December 31, 2013 and 2012, there was an aggregate 27,000 and 21,500 shares, respectively, of unvested restricted common stock outstanding under the plan and unrecognized compensation costs related to such awards of $481,919 and $397,415, respectively. As of December 31, 2013, 47,500 shares of common stock remained available for future issuance under the plan.

Note 11. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income for fiscal years 2013 and 2012 (in millions, except per share data).

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Interest income:
Interest income	$547	$545	$558	$542
Interest expense	140	131	145	120
Net interest income	407	414	413	422
Other (loss) income:
(Loss) gain on sale of agency securities, net	(26)	17	(733)	(667)
(Loss) gain on derivative instruments and other securities, net	(98)	1,444	(339)	184
Total other (loss) income, net	(124)	1,461	(1,072)	(483)
Expenses:
Management fees	33	37	35	31
General and administrative expenses	9	9	7	6
Total expenses	42	46	42	37
Income (loss) before income tax	241	1,829	(701)	(98)
Provision for income tax, net	10	—	—	3
Net income (loss)	231	1,829	(701)	(101)
Dividend on preferred stock	3	3	3	3
Net income (loss) available (attributable) to common shareholders	$228	$1,826	$(704)	$(104)

Net income (loss)	$231	$1,829	$(701)	$(101)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(837)	(2,813)	833	(311)
Unrealized gain on derivative instruments, net	49	48	47	46
Other comprehensive (loss) income	(788)	(2,765)	880	(265)
Comprehensive (loss) income	(557)	(936)	179	(366)
Dividend on preferred stock	3	3	3	3
Comprehensive (loss) income (attributable) available to common shareholders	$(560)	$(939)	$176	$(369)
Weighted average number of common shares outstanding-basic and diluted	356.2	396.4	390.6	373.0
Net income (loss) per common share - basic and diluted	$0.64	$4.61	$(1.80)	$(0.28)
Comprehensive (loss) income per common share - basic and diluted	$(1.57)	$(2.37)	$0.45	$(0.99)
Dividends declared per common share	$1.25	$1.05	$0.80	$0.65

	Quarter Ended
	March 31, 2012	June 30, 2012	September 30, 2012	December 31, 2012
Interest income:
Interest income	$514	$504	$520	$570
Interest expense	106	120	139	147
Net interest income	408	384	381	423
Other income (loss):
Gain on sale of agency securities, net	216	417	210	353
Gain (loss) on derivative instruments and other securities, net	47	(1,029)	(460)	89
Total other income (loss), net	263	(612)	(250)	442
Expenses:
Management fees	22	28	32	31
General and administrative expenses	6	8	8	9
Total expenses	28	36	40	40
Income (loss) before taxes	643	(264)	91	825
Income tax provision (benefit)	2	(3)	5	15
Net income (loss)	$641	$(261)	$86	$810
Dividend on preferred stock	—	3	3	3
Net income (loss) available (attributable) to common shareholders	$641	$(264)	$83	$807

Net income (loss)	$641	$(261)	$86	$810
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(106)	689	1,190	(734)
Unrealized gain on derivative instruments, net	52	52	51	50
Other comprehensive (loss) income	(54)	741	1,241	(684)
Comprehensive income	587	480	1,327	126
Dividend on preferred stock	—	3	3	3
Comprehensive (loss) income (attributable) available to common shareholders	$587	$477	$1,324	$123
Weighted average number of common shares outstanding-basic and diluted	240.6	301.0	332.8	340.3
Net income (loss) per common share - basic and diluted	$2.66	$(0.88)	$0.25	$2.37
Comprehensive income per common share - basic and diluted	$2.44	$1.58	$3.98	$0.36
Dividends declared per common share	$1.25	$1.25	$1.25	$1.25

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.

None.

Item 9A. Controls and Procedures
We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our Securities Exchange Act of 1934, as amended (the "Exchange Act") reports is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure based on the definition of "disclosure controls and procedures" as promulgated under the Exchange Act and the rules and regulations thereunder. In designing and evaluating the disclosure controls and procedures, management recognized that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily was required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2013. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial reporting is included in “Item 8. Financial Statements and Supplementary Data.”
Changes in Internal Controls over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance.

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2014 Annual Meeting of Stockholders (the "2014 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "CODE OF ETHICS AND CONDUCT."

Item 11. Executive Compensation.

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence.

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services.

Information in response to this Item is incorporated herein by reference to the information provided in the 2014 Proxy Statement under the heading "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.

Item 15.     Exhibits and Financial Statement Tables
(a)    List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2013 and 2012

Consolidated Statements of Comprehensive Income for fiscal years 2013, 2012 and 2011
Consolidated Statements of Stockholders' Equity for fiscal years 2013, 2012 and 2011

Consolidated Statements of Cash Flows for fiscal years 2013, 2012 and 2011

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

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends, filed herewith

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	February 27, 2014

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	*	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 27, 2014
Malon Wilkus

	/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 27, 2014
John R. Erickson

	*	Director	February 27, 2014
Robert M. Couch

	*	Director	February 27, 2014
Morris A. Davis

	*	Director	February 27, 2014
Randy E. Dobbs

	*	Director	February 27, 2014
Samuel A. Flax

	*	Director	February 27, 2014
Larry K. Harvey

	*	Director	February 27, 2014
Prue B. Larocca

	*	Director	February 27, 2014
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson
Attorney-in-fact