Form 10-Q
period 2014-03-31
American Capital Agency Corp
filed 2014-05-09
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2014
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
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter earlier period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).    Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2014 was 352,788,707.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2014	December 31, 2013
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $51,850 and $62,205, respectively)	$54,960	$64,482
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,417	1,459
U.S. Treasury securities, at fair value (including pledged securities of $196 and $3,778, respectively)	196	3,822
REIT equity securities, at fair value	352	237
Cash and cash equivalents	1,726	2,143
Restricted cash	269	101
Derivative assets, at fair value	686	1,194
Receivable for securities sold (including pledged securities of $772 and $622, respectively)	799	652
Receivable under reverse repurchase agreements	6,685	1,881
Other assets	228	284
Total assets	$67,318	$76,255
Liabilities:
Repurchase agreements	$49,729	$63,533
Debt of consolidated variable interest entities, at fair value	874	910
Payable for securities purchased	324	118
Derivative liabilities, at fair value	417	422
Dividends payable	232	235
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	6,658	1,848
Accounts payable and other accrued liabilities	270	492
Total liabilities	58,504	67,558
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
8.000% Series A Cumulative Redeemable Preferred Stock; 6.9 shares issued and outstanding (aggregate liquidation preference of $173)	167	167
Common stock - $0.01 par value; 600.0 shares authorized:
352.8 and 356.2 shares issued and outstanding, respectively	4	4
Additional paid-in capital	10,332	10,406
Retained deficit	(870)	(497)
Accumulated other comprehensive (loss) income	(819)	(1,383)
Total stockholders' equity	8,814	8,697
Total liabilities and stockholders' equity	$67,318	$76,255

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2014	2013
Interest income:
Interest income	$399	$547
Interest expense	108	140
Net interest income	291	407
Other loss, net:
Loss on sale of agency securities, net	(19)	(26)
Loss on derivative instruments and other securities, net	(378)	(98)
Total other loss, net	(397)	(124)
Expenses:
Management fees	29	33
General and administrative expenses	6	9
Total expenses	35	42
Loss (income) before income tax	(141)	241
Provision for income tax, net	—	10
Net loss (income)	(141)	231
Dividend on preferred stock	3	3
Net (loss) income (attributable) available to common shareholders	$(144)	$228

Net (loss) income	$(141)	$231
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	521	(837)
Unrealized gain on derivative instruments, net	43	49
Other comprehensive income (loss)	564	(788)
Comprehensive income (loss)	423	(557)
Dividend on preferred stock	3	3
Comprehensive income (loss) available (attributable) to common shareholders	$420	$(560)

Weighted average number of common shares outstanding - basic and diluted	354.8	356.2
Net (loss) income per common share - basic and diluted	$(0.41)	$0.64
Comprehensive income (loss) per common share - basic and diluted	$1.18	$(1.57)
Dividends declared per common share	$0.65	$1.25
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit)Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	6.9	$167	338.9	$3	$9,460	$(289)	$1,555	$10,896
Net income	—	—	—	—	—	231	—	231
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(837)	(837)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	49	49
Issuance of common stock	—	—	57.6	1	1,801	—	—	1,802
Preferred dividends declared	—	—	—	—	—	(3)	—	(3)
Common dividends declared	—	—	—	—	—	(496)	—	(496)
Balance, March 31, 2013	6.9	$167	396.5	$4	$11,261	$(557)	$767	$11,642

Balance, December 31, 2013	6.9	$167	356.2	$4	$10,406	$(497)	$(1,383)	$8,697
Net loss	—	—	—	—	—	(141)	—	(141)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	521	521
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	43	43
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(3)	—	(3)
Common dividends declared	—	—	—	—	—	(229)	—	(229)
Balance, March 31, 2014	6.9	$167	352.8	$4	$10,332	$(870)	$(819)	$8,814

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three months ended March 31,
	2014	2013
Operating activities:
Net (loss) income	$(141)	$231
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	142	134
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	43	49
Loss on sale of agency securities, net	19	26
Loss on derivative instruments and other securities, net	378	98
Decrease in other assets	60	19
Decrease in accounts payable and other accrued liabilities	(13)	(39)
Net cash provided by operating activities	488	518
Investing activities:
Purchases of agency securities	(1,403)	(15,294)
Proceeds from sale of agency securities	9,545	19,568
Principal collections on agency securities	1,853	2,634
Purchases of U.S. Treasury securities	(4,343)	(9,222)
Proceeds from sale of U.S. Treasury securities	12,807	10,001
Net payments on reverse repurchase agreements	(4,804)	(473)
Net proceeds from (payments on) other derivative instruments	58	(329)
Purchases of REIT equity securities	(204)	—
Proceeds from sale of REIT equity securities	86	—
Increase in restricted cash	(168)	(100)
Other investing cash flows, net	(183)	—
Net cash provided by investing activities	13,244	6,785
Financing activities:
Proceeds from repurchase arrangements	79,314	96,511
Repayments on repurchase agreements	(93,118)	(104,729)
Repayments on debt of consolidated variable interest entities	(36)	(64)
Net proceeds from common stock issuances	—	1,802
Payments for common stock repurchases	(74)	—
Cash dividends paid	(235)	(427)
Net cash used in financing activities	(14,149)	(6,907)
Net change in cash and cash equivalents	(417)	396
Cash and cash equivalents at beginning of period	2,143	2,430
Cash and cash equivalents at end of period	$1,726	$2,826
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

Note 2. Organization
We were organized in Delaware on January 7, 2008, and commenced operations on May 20, 2008 following the completion of our initial public offering ("IPO"). Our common stock is traded on The NASDAQ Global Select Market under the symbol "AGNC."
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

Note 3. Summary of Significant Accounting Policies
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may sell any of our agency securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) ("OCI"), a separate component of stockholders' equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
Interest-only securities and inverse interest-only securities (collectively referred to as "interest-only securities") represent our right to receive a specified proportion of the contractual interest flows of specific agency CMO securities. Principal-only securities represent our right to receive the contractual principal flows of specific agency CMO securities. Interest and principal-only securities are measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our investments in interest and principal-only securities are included in agency securities, at fair value on the accompanying consolidated balance sheets.
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
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool basis, or a TBA contract, and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities.
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
Our derivative agreements generally contain provisions that allow for netting or setting off derivative assets and liabilities with the counterparty; however, we report related assets and liabilities on a gross basis in our consolidated balance sheets. Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. Changes in fair value of derivative instruments and periodic settlements related to our derivative instruments are recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Cash receipts and payments related to derivative instruments are classified in our consolidated statements of cash flows according to the underlying nature or purpose of the derivative transaction, generally in the investing section.
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
We estimate the fair value of our "non-centrally cleared" swaps using a combination of inputs from counterparty and third-party pricing models to estimate the net present value of the future cash flows using the forward interest rate yield curve in effect as of the end of the measurement period. We also incorporate both our own and our counterparties' nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
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
Our interest rate swaption agreements are privately negotiated in the OTC market and are not subject to central clearing. We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
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
We account for TBA contracts as derivative instruments since either the TBA contracts do not settle in the shortest period of time possible or we cannot assert that it is probable at inception and throughout the term of the TBA contract that we will take physical delivery of the agency security upon settlement of the contract. We account for TBA dollar roll transactions as a series of derivative transactions. Gains, losses and dollar roll income associated with our TBA contracts and dollar roll transactions are recognized in our consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net.
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

Note 4. Investment Securities
As of March 31, 2014, we had agency MBS of $56.4 billion at fair value, with a total cost basis of $56.9 billion. The net unamortized premium balance on our agency MBS as of March 31, 2014 was $2.6 billion, including interest and principal-only strips. The following tables summarize our investments in agency MBS as of March 31, 2014 (dollars in millions):

	March 31, 2014
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$42,131	$11,730	$209	$54,070
Unamortized discount	(17)	(6)	—	(23)
Unamortized premium	1,887	573	6	2,466
Amortized cost	44,001	12,297	215	56,513
Gross unrealized gains	238	93	4	335
Gross unrealized losses	(646)	(257)	—	(903)
Total available-for-sale agency MBS, at fair value	43,593	12,133	219	55,945
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	386	29	—	415
Gross unrealized gains	20	4	—	24
Gross unrealized losses	(6)	(1)	—	(7)
Total agency MBS remeasured at fair value through earnings	400	32	—	432
Total agency MBS, at fair value	$43,993	$12,165	$219	$56,377
Weighted average coupon as of March 31, 2014 [2]	3.62%	3.75%	3.54%	3.65%
Weighted average yield as of March 31, 2014 [3]	2.70%	2.82%	1.66%	2.72%
Weighted average yield for the quarter ended March 31, 2014 [3]	2.53%	2.61%	1.67%	2.54%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.3 billion and the weighted average contractual interest we are entitled to receive was 5.49% of this amount as of March 31, 2014. The par value of our principal-only agency MBS strips was $265 million as of March 31, 2014.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of March 31, 2014.

3.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of March 31, 2014.

	March 31, 2014
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$54,056	$307	$(902)	$53,461
Adjustable rate	1,176	19	—	1,195
CMO	1,281	9	(1)	1,289
Interest-only and principal-only strips	415	24	(7)	432
Total agency MBS	$56,928	$359	$(910)	$56,377

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

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of December 31, 2013.

3.	Incorporates a weighted average future constant prepayment rate assumption of 7% based on forward rates as of December 31, 2013.

	December 31, 2013
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$64,057	$242	$(1,338)	$62,961
Adjustable rate	1,223	15	(3)	1,235
CMO	1,313	3	(8)	1,308
Interest-only and principal-only strips	432	16	(11)	437
Total agency MBS	$67,025	$276	$(1,360)	$65,941

The actual maturities of our agency MBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of March 31, 2014 and December 31, 2013, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 8% and 7%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of March 31, 2014 and December 31, 2013 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2014				December 31, 2013
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$27	$25	2.49%	1.81%	$129	$129	3.07%	2.53%
> 1 year and ≤ 3 years	191	186	4.86%	3.29%	498	491	4.08%	2.25%
> 3 years and ≤ 5 years	22,947	22,758	3.55%	2.53%	24,471	24,342	3.59%	2.57%
> 5 years and ≤10 years	32,534	33,284	3.51%	2.80%	38,522	39,635	3.39%	2.73%
> 10 years	246	260	3.61%	2.87%	1,884	1,996	3.66%	2.96%
Total	$55,945	$56,513	3.53%	2.70%	$65,504	$66,593	3.47%	2.68%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.2 and 6.3 years as of March 31, 2014 and December 31, 2013, respectively. The weighted average life of our principal-only strips was 8.3 and 8.6 years as of March 31, 2014 and December 31, 2013, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders' equity, for our available-for-sale securities for the three months ended March 31, 2014 and 2013 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Three months ended March 31, 2014	$(1,087)	502	19	$(566)
Three months ended March 31, 2013	$2,040	(863)	26	$1,203

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31 and March 31, 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2014	$22,112	$(442)	$8,673	$(461)	$30,785	$(903)
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)
March 31, 2013	$25,963	$(174)	$84	$(2)	$26,047	$(176)

As of March 31, 2014 and 2013, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three months ended March 31, 2014 and 2013. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency securities classified as available-for-sale for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended
Agency Securities Classified as Available-for-Sale	March 31, 2014	March 31, 2013
Agency MBS sold, at cost	$(9,711)	$(20,328)
Proceeds from agency MBS sold [1]	9,692	20,302
Net loss on sale of agency MBS	$(19)	$(26)

Gross gain on sale of agency MBS	$42	$87
Gross loss on sale of agency MBS	(61)	(113)
Net loss on sale of agency MBS	$(19)	$(26)
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three months ended March 31, 2014 and 2013, we recognized a net unrealized gain of $12 million and a net unrealized loss of $1 million, respectively, for the change in value of investments in interest and principal-only strips in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of March 31, 2014 and December 31, 2013, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.4 billion and $1.5 billion as of March 31, 2014 and December 31, 2013, respectively, and debt, at fair value, of $874 million and $910 million, respectively, in our accompanying consolidated balance sheets. As of March 31, 2014 and December 31, 2013, such agency securities had an aggregate unpaid principal balance of $1.3 billion and $1.4 billion, respectively, and such debt had an aggregate unpaid principal balance of $863 million and $900 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three months ended March 31, 2014 and 2013, we recognized a net loss of $(3) million and a net gain of $13 million in earnings, respectively, associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of March 31, 2014 and December 31, 2013, the fair value of our CMO securities and interest and principal-only securities was $1.7 billion, excluding the consolidated CMO trusts discussed above, or $2.3 billion including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $265 million and $246 million as of March 31, 2014 and December 31, 2013, respectively.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis (see Note 7). Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as

"margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2014, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014			December 31, 2013
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$13,440	0.37%	15	$23,577	0.42%	15
> 1 to ≤ 3 months	17,396	0.38%	54	20,490	0.43%	61
> 3 to ≤ 6 months	5,242	0.45%	137	6,946	0.45%	140
> 6 to ≤ 9 months	4,560	0.51%	232	2,232	0.53%	230
> 9 to ≤ 12 months	4,171	0.49%	326	3,607	0.54%	323
> 12 to ≤ 24 months	3,232	0.57%	517	3,261	0.60%	603
> 24 to ≤ 36 months	540	0.61%	876	500	0.62%	930
> 36 months	999	0.66%	1,599	602	0.68%	1,468
Total agency MBS	49,580	0.43%	162	61,215	0.45%	124
U.S. Treasury securities:
1 day	149	0.05%	1	2,318	0.02%	1
Total / Weighted Average	$49,729	0.43%	161	$63,533	0.44%	119
As of March 31, 2014 and December 31, 2013, debt of consolidated VIEs, at fair value ("other debt") was $874 million and $910 million, respectively. As of March 31, 2014 and December 31, 2013, our other debt had a weighted average interest rate of LIBOR plus 43 and 42 basis points and a principal balance of $863 million and $900 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of March 31, 2014 was 6.5 years.
As of March 31, 2014 and December 31, 2013, we also had outstanding forward commitments to purchase and sell agency securities through the TBA market (see Notes 3 and 6). These transactions, also referred to as TBA dollar roll transactions, represent a form of off-balance sheet financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our "at risk" leverage. However, pursuant to ASC 815, we typically account for such transactions as one or more series of derivative transactions and, consequently, they are not included in our on-balance sheet debt or measurement of commensurate leverage ratios.

Note 6. Derivative and Other Hedging Instruments
In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We typically enter into agreements for interest rate swaps and interest rate swaptions. We may also purchase or short TBA and U.S. Treasury securities, purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest and principal-only securities. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 3.
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three months ended March 31, 2014 and 2013, we reclassified $43 million and $49 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio for these periods were $126 million and $133 million, respectively. The difference of $83 million and $84 million for these periods, respectively, is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of March 31, 2014, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $253 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 1.9 years. As of March 31, 2014, the net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months was $143 million.

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of March 31, 2014 and December 31, 2013 (in millions):

Derivatives Instruments	Balance Sheet Location	March 31, 2014	December 31, 2013
Interest rate swaps	Derivative assets, at fair value	$560	$880
Swaptions	Derivative assets, at fair value	96	258
TBA securities	Derivative assets, at fair value	24	17
U.S. Treasury futures - short	Derivative assets, at fair value	6	39
		$686	$1,194
Interest rate swaps	Derivative liabilities, at fair value	$(368)	$(400)
TBA securities	Derivative liabilities, at fair value	(49)	(22)
		$(417)	$(422)
  Additionally, as of March 31, 2014 and December 31, 2013, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $6.7 billion and $1.8 billion, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $6.7 billion and $1.9 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$16,650	1.55%	0.18%	$(327)	1.4
> 3 to ≤ 5 years	10,575	1.29%	0.24%	78	4.0
> 5 to ≤ 7 years	6,250	2.09%	0.25%	66	5.9
> 7 to ≤ 10 years	10,175	2.51%	0.24%	287	8.5
> 10 years	2,750	3.17%	0.24%	88	14.1
Total Payer Interest Rate Swaps	$46,400	1.87%	0.21%	$192	4.9
   ________________________

1.	Notional amount includes forward starting swaps of $9.5 billion with an average forward start date of 1.9 years from March 31, 2014.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.57% as of March 31, 2014.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from March 31, 2014 through stated maturity date.

	December 31, 2013
Payer Interest Rate Swaps [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$16,750	1.57%	0.19%	$(382)	1.6
> 3 to ≤ 5 years	10,225	1.07%	0.24%	81	3.9
> 5 to ≤ 7 years	5,700	1.97%	0.26%	113	6.0
> 7 to ≤ 10 years	8,825	2.28%	0.24%	499	8.8
> 10 years	1,750	2.79%	0.24%	169	14.7
Total Payer Interest Rate Swaps	$43,250	1.70%	0.22%	$480	4.7
   ________________________

1.	Notional amount includes forward starting swaps of $4.0 billion with an average forward start date of 1.9 years from December 31, 2013.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.57% as of December 31, 2013.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from December 31, 2013 through stated maturity date.
The following tables summarize our interest rate swaption agreements outstanding as of March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014
	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
Payer Swaptions
≤ 1 year	$111	$44	5	$4,650	2.98%	3M	6.4
> 1 to ≤ 2 years	60	34	18	2,450	3.55%	3M	4.5
> 2 to ≤ 3 years	23	15	28	900	3.99%	3M	5.4
Total Payer Swaptions	$194	$93	12	$8,000	3.27%	3M	5.7

	March 31, 2014
	Option			Underlying Receiver Swap
	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Receive Rate	Average Pay Rate (LIBOR)	Average Term (Years)
Receiver Swaption	$3	$3	12	$1,000	2.26%	3M	10.0

	December 31, 2013
	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
Payer Swaptions
≤ 1 year	$193	$117	4	$9,400	2.87%	3M	7.8
> 1 to ≤ 2 years	105	92	19	3,600	3.40%	3M	5.6
> 2 to ≤ 3 years	35	45	30	1,150	3.81%	3M	5.8
> 3 to ≤ 5 years	2	4	52	100	4.80%	3M	7.0
Total Payer Swaptions	$335	$258	10	$14,250	3.09%	3M	7.0

We did not have any receiver swaptions as of December 31, 2013.
The following table summarizes our contracts to purchase and sell TBA contracts as of March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014				December 31, 2013
Purchase and Sale Contracts for TBAs	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
TBA securities:
Purchase contracts	$17,699	$18,136	$18,095	$(41)	$6,660	$6,882	$6,864	$(18)
Sale contracts	(3,790)	(4,009)	(3,993)	16	(4,541)	(4,606)	(4,593)	13
TBA securities, net [5]	$13,909	$14,127	$14,102	$(25)	$2,119	$2,276	$2,271	$(5)
  ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

5.	Includes 15-year and 30-year TBA securities of varying coupons

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize the effect of our derivative and other hedging instruments on our consolidated statements of comprehensive income for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) March 31, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA securities	$2,119	24,376	(12,586)	$13,909	$60
Interest rate swaps	$(43,250)	(5,900)	2,750	$(46,400)	(380)
Payer swaptions, net	$(14,250)	(1,000)	7,250	$(8,000)	(105)
Receiver swaption	$—	1,000	—	$1,000	—
U.S. Treasury securities - short position	$(2,007)	(7,241)	2,462	$(6,786)	(45)
U.S. Treasury securities - long position	$3,927	1,900	(5,627)	$200	72
U.S. Treasury futures contracts - short position	$(1,730)	(730)	1,730	$(730)	(36)
TBA put option	$—	(50)	50	$—	—
					$(434)
  ________________________________

1.
Excludes a net gain of $49 million from investments in REIT equity securities, a net loss of $3 million from debt of consolidated VIEs, a net gain of$12 million on interest and principal-only securities and other miscellaneous net losses of $2 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended March 31, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) March 31, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA and forward settling agency securities	$12,477	43,267	(29,476)	$26,268	$(102)
Interest rate swaps	$(46,850)	(5,750)	1,350	$(51,250)	54
Payer swaptions	$(14,450)	(11,150)	2,700	$(22,900)	(44)
U.S. Treasury securities - short position	$(11,835)	(9,935)	9,210	$(12,560)	(3)
U.S. Treasury futures contracts - short position	$—	(800)	—	$(800)	(15)
					$(110)

  ______________________

1.
Excludes a net loss of $1 million on interest and principal-only securities and a net gain of $13 million from debt of consolidated VIEs recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 7. Pledged Assets
Our repurchase agreements and derivative contracts require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, obligations under our derivative agreements will typically vary over time based on similar factors as well as the remaining term of the derivative contract. We are also typically required to post initial collateral upon execution of derivative transactions, such as interest rate swaps and TBA contracts. If we breach any of these provisions, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
Our repurchase agreement and derivative counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis.
Consequently, the use of repurchase agreements and derivative instruments exposes us to credit risk relating to potential losses that could be recognized in the event that our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our repurchase agreement and derivative counterparties to major financial institutions with acceptable credit ratings or to a registered clearinghouse, and we monitor our positions with individual counterparties. In the event of a default by a counterparty we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to clearing exchange initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of March 31, 2014, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of March 31, 2014, our amount at risk with any counterparty related to our repurchase agreements was less than 4% of our stockholders' equity and our amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2014 and December 31, 2013 (in millions):

	March 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$52,047	$1,417	$56	$519	$54,039
U.S. Treasury securities - fair value	125	—	71	—	196
Accrued interest on pledged securities	146	4	—	1	151
Restricted cash	1	—	224	44	269
Total	$52,319	$1,421	$351	$564	$54,655

	December 31, 2013
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$62,708	$1,459	$28	$91	$64,286
U.S. Treasury securities - fair value	3,708	—	70	—	3,778
Accrued interest on pledged securities	189	5	1	—	195
Restricted cash	3	—	41	57	101
Total	$66,608	$1,464	$140	$148	$68,360

The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of March 31, 2014 and 2013 (in millions):

	March 31, 2014			December 31, 2013
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
≤ 30 days	$17,683	$17,858	$49	$27,694	$28,125	$76
> 30 and ≤ 60 days	15,881	16,024	44	14,955	15,210	42
> 60 and ≤ 90 days	5,585	5,630	16	10,117	10,290	28
> 90 days	14,315	14,519	41	11,401	11,623	32
Total agency MBS	53,464	54,031	150	64,167	65,248	178
U.S. Treasury securities:
1 day	125	125	—	3,708	3,760	16
Total	$53,589	$54,156	$150	$67,875	$69,008	$194
As of March 31, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Assets Pledged from Counterparties
As of March 31, 2014 and December 31, 2013, we also had assets pledged to us as collateral under our repurchase, reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2014
Assets Pledged to AGNC	Repurchase Agreements	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$—	$17	$17
U.S. Treasury securities - fair value	—	6,658	56	6,714
Cash	16	—	167	183
Total	$16	$6,658	$240	$6,914

	December 31, 2013
Assets Pledged to AGNC	Repurchase Agreements	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$—	$82	$82
U.S. Treasury securities - fair value	—	1,848	164	2,012
Cash	—	—	366	366
Total	$—	$1,848	$612	$2,460
U.S Treasury securities received as collateral under our reverse repurchase agreements are accounted for as securities borrowing transactions and are used to cover short sales of the same securities. We recognize a corresponding obligation to return the borrowed securities at fair value on the accompanying consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.
Cash collateral received is recognized in cash and cash equivalents with a corresponding amount recognized in accounts payable and other accrued liabilities on the accompanying consolidated balance sheets.
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
The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2014 and December 31, 2013 (in millions):

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2014
Interest rate swap and swaption agreements, at fair value [1]	$656	$—	$656	$(287)	$(240)	$129
Receivable under reverse repurchase agreements	6,685	—	6,685	(4,773)	(1,912)	—
Total derivative, other hedging instruments and other assets	$7,341	$—	$7,341	$(5,060)	$(2,152)	$129

December 31, 2013
Interest rate swap and swaption agreements, at fair value [1]	$1,138	$—	$1,138	$(331)	$(610)	$197
Receivable under reverse repurchase agreements	1,881	—	1,881	(1,881)	—	—
Total derivative, other hedging instruments and other assets	$3,019	$—	$3,019	$(2,212)	$(610)	$197

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2014
Interest rate swap agreements, at fair value [1]	$368	$—	$368	$(288)	$(80)	$—
Repurchase agreements	49,729	—	49,729	(4,773)	(44,806)	150
Total derivative, other hedging instruments and other liabilities	$50,097	$—	$50,097	$(5,061)	$(44,886)	$150

December 31, 2013
Interest rate swap agreements, at fair value [1]	$400	$—	$400	$(331)	$(69)	$—
Repurchase agreements	63,533	—	63,533	(1,881)	(61,652)	—
Total derivative, other hedging instruments and other liabilities	$63,933	$—	$63,933	$(2,212)	$(61,721)	$—
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three months ended March 31, 2014. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2014 and December 31, 2013 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
March 31, 2014
Assets:
Agency securities	$—	$56,377	$—
U.S. Treasury securities	196	—	—
Interest rate swaps	—	560	—
Payer swaptions	—	96	—
REIT equity securities	352	—
U.S. Treasury futures	6	—	—
TBA securities	—	24	—
Total	$554	$57,057	$—
Liabilities:
Debt of consolidated VIEs	$—	$874	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	6,658	—	—
Interest rate swaps	—	368	—
TBA securities	—	49	—
Total	$6,658	$1,291	$—

December 31, 2013
Assets:
Agency securities	$—	$65,941	$—
U.S. Treasury securities	3,822	—	—
Interest rate swaps	—	880	—
Payer swaptions	—	258	—
REIT equity securities	237	—	—
U.S. Treasury futures	39	—	—
TBA securities	—	17	—
Total	$4,098	$67,096	$—
Liabilities:
Debt of consolidated VIEs	$—	$910	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,848	—	—
Interest rate swaps	—	400	—
TBA securities	—	22	—
Total	$1,848	$1,332	$—
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
During the three months ended March 31, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. As of March 31, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2014 and 2013 (in millions):

Accumulated Other Comprehensive (Loss) Income	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	502	—	502
Amounts reclassified from accumulated OCI	19	43	62
Balance as of March 31, 2014	$(566)	$(253)	$(819)

Balance as of December 31, 2012	$2,040	$(485)	$1,555
OCI before reclassifications	(863)	—	(863)
Amounts reclassified from accumulated OCI	26	49	75
Balance as of March 31, 2013	$1,203	$(436)	$767

The following table summarizes reclassifications out of accumulated OCI for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2014	2013
Loss amounts reclassified from accumulated OCI for available-for-sale MBS	$19	$26	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	43	49	Interest expense
Total reclassifications	$62	$75

Note 10. Subsequent Event
On May 8, 2014, we completed a public offering in which 7.0 million depository shares with a liquidation preference of $25.00 per depositary share were sold to the underwriters at a price of $24.2125 per depository share, for proceeds, net of offering expenses, of approximately $169 million. Each depositary share represents a 1/1,000th interest in a share of our 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). In connection with the offering, we granted the underwriters an option for 30 days to purchase up to an additional 1.05 million depositary shares to cover overallotments, if any. Our Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with our 8.000% Series A Cumulative Redeemable Preferred Stock. Under certain circumstances upon a change of control, our Series B Preferred Stock is convertible to shares of our common stock. Holders of depositary shares have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of the $25.00 per depository share liquidation preference before holders of our common stock are entitled to receive any dividends. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. Depositary shares are redeemable at $25.00 per depository share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 8, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of American Capital Agency Corp.'s consolidated financial statements with a narrative from the perspective of management. Our MD&A is presented in five sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Forward-Looking Statements

EXECUTIVE OVERVIEW
American Capital Agency Corp. ("AGNC", the "Company", "we", "us" and "our") was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The NASDAQ Global Select Market under the symbol "AGNC."   We are externally managed by American Capital AGNC Management, LLC (our "Manager"), an affiliate of American Capital, Ltd. ("American Capital").
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

•
Interest Rate Risk. We hedge a portion of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements; therefore, we may experience reduced income or losses due to adverse rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs.

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

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool basis, or a TBA contract, and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities.
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
Trends and Recent Market Impacts
The first quarter of 2014 saw some stability return to the fixed income markets. After being one of the hardest hit sectors in 2013, fixed rate agency MBS prices were generally higher over the first quarter largely due to lower long term rates and lower levels of implied volatility (lower option prices). The yield curve flattened during the quarter as the market began to anticipate a shift in Fed monetary policy toward a moderate pace of tightening potentially beginning mid-2015. During the quarter, the Fed continued to taper its asset purchase program at a pace of $10 billion per meeting, spread equally between agency MBS and U.S. Treasury instruments. A continued decline in new mortgage origination volumes more than offset the reduced Fed purchases and generally supported mortgage performance despite significant selling on the part of fixed-income money managers.
The favorable landscape for agency MBS led to our economic return for the quarter of 5.1%, or 20.5% on an annualized basis, comprised of a $0.56 increase in our net book value per common share and a $0.65 dividend per common share. A sizable portion of this positive performance related to how we positioned the portfolio toward the end of 2013. These actions included maintaining just over 50% of our portfolio in 15 year fixed rate agency MBS, operating with a larger than normal "duration gap" (the estimated difference between the interest rate sensitivity of our assets and our liabilities and hedges), concentrating our hedges in the three to seven year part of the yield curve, and reducing the size of our swaption portfolio both prior to and during the first quarter.
Our decision to operate with a slightly larger duration gap during the first quarter was consistent with the higher share of 15 year MBS in our asset composition, our moderate leverage profile, and the minimal extension risk in our portfolio and in agency MBS more broadly. Our exposure to an increase in interest rates is the combination of our current duration plus the duration extension that occurs as interest rates increase. As such, when extension risk is very significant, we will tend to operate with a smaller duration gap and when extension risk is very low we will tend to operate with a larger duration gap. See also "Quantitative and Qualitative Disclosures about Market Risk" for a discussion of our exposure to interest rate sensitivity as of March 31, 2014.

Given very favorable implied financing terms available in the agency MBS to-be-announced market (or "TBA" market) during the first quarter, we held a greater share of our assets in the form of forward commitments to purchase agency MBS, or TBAs, rather than settling specific mortgage pools and funding them with repurchase agreements. Our TBA dollar roll position increased to approximately $14 billion at quarter end due to a combination of very favorable financing and a reduction in the benefits of holding specified collateral.
An additional benefit to gaining exposure to agency MBS in TBA form and continuing to roll the purchases forward to later settlement dates is that dollar roll income associated with these positions is tax efficient given our large capital loss carryforward from 2013. Each dollar roll transaction is recognized as a realized event and dollar roll income/loss is treated as capital gains/losses for tax purposes, rather than as ordinary income as would be the case if the position was held in pool form and funded with repurchase agreement financing. Dollar roll income, therefore, nets against our accumulated tax capital loss carryforward for taxable earnings purposes. If we continue to utilize our capital loss carryforward by generating net capital gains through dollar roll transactions, the tax characterization of a portion of our dividend may change from "ordinary" to "return of capital." Dividends characterized as "return of capital" may reduce a shareholder's cost basis in their stock position and thus impact the capital gain or loss they may recognize upon sale of the stock. If this occurs, it may be beneficial to shareholders in that dividends recorded as "return of capital" may represent a deferred tax liability and are typically taxed at the lower capital gains tax rate rather than being taxed in the current year at the ordinary income tax rate. As of March 31, 2014, we had $1.7 billion (or $4.77 per common share) of remaining capital loss carryforwards available to be applied against future capital gains (see also "Dividends and Income Taxes" in our "Results of Operations"). The final tax characterization of our dividends will be determined on an annual basis and reported to shareholders on Form 1090-DIV after the end of the calendar year. The tax consequences of an investment in our common stock will depend upon each shareholder's particular circumstances and shareholders are advised to consult with their tax advisors concerning the tax consequences of an investment in our common stock.
The table below summarizes interest rates and prices of generic fixed rate agency mortgage-backed securities as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2014	Dec. 31, 2013	Sept 30, 2013	June 30, 2013	Mar. 31, 2013	Mar. 31, 2014 vs. Dec. 31, 2013
LIBOR:
1-Month	0.15%	0.17%	0.18%	0.19%	0.20%	--0.02	bps
3-Month	0.23%	0.25%	0.25%	0.27%	0.28%	--0.02	bps
6-Month	0.33%	0.35%	0.37%	0.41%	0.44%	--0.02	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.42%	0.38%	0.32%	0.36%	0.24%	+0.04	bps
3-Year U.S. Treasury	0.90%	0.78%	0.63%	0.66%	0.36%	+0.12	bps
5-Year U.S. Treasury	1.72%	1.74%	1.38%	1.39%	0.77%	--0.02	bps
10-Year U.S. Treasury	2.72%	3.03%	2.61%	2.49%	1.85%	--0.31	bps
30-Year U.S. Treasury	3.56%	3.96%	3.69%	3.52%	3.10%	--0.40	bps
Interest Rate Swap Rate:
2-Year Swap	0.55%	0.49%	0.46%	0.51%	0.42%	+0.06	bps
3-Year Swap	0.99%	0.88%	0.76%	0.82%	0.54%	+0.11	bps
5-Year Swap	1.80%	1.79%	1.54%	1.57%	0.95%	+0.01	bps
10-Year Swap	2.84%	3.09%	2.77%	2.70%	2.01%	--0.25	bps
30-Year Swap	3.54%	3.93%	3.66%	3.45%	2.99%	--0.39	bps
30-Year Fixed Rate MBS Price:
3.0%	$96.53	$95.11	$97.70	$97.72	$103.11	+$1.42
3.5%	$100.59	$99.48	$101.83	$101.50	$105.58	+$1.11
4.0%	$103.94	$103.11	$104.86	$104.16	$106.61	+$0.83
4.5%	$106.69	$106.06	$106.80	$105.82	$107.73	+$0.63
5.0%	$109.05	$108.80	$108.45	$107.65	$108.34	+$0.25
15-Year Fixed Rate MBS Price:
2.5%	$99.92	$99.00	$100.61	$100.45	$103.75	+$0.92
3.0%	$102.72	$102.05	$103.53	$102.82	$105.17	+$0.67
3.5%	$104.83	$104.58	$105.58	$104.20	$106.03	+$0.25
4.0%	$105.78	$105.94	$106.25	$105.32	$107.00	-$0.16
4.5%	$106.05	$106.44	$106.25	$106.00	$107.67	-$0.39
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above were obtained from a combination of Bloomberg and dealer indications. Interest rates were obtained from Bloomberg.

The following table summarizes recent prepayment trends for our portfolio:

Annualized Monthly Constant Prepayment Rates [1]	Dec. 2013	Jan. 2014	Feb. 2014	Mar. 2014
AGNC portfolio	8%	8%	7%	6%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of March 31, 2014 and December 31, 2013, our investment portfolio consisted of $56.4 billion and $65.9 billion of agency MBS, respectively, and a $14.1 billion and $2.3 billion net long TBA position, at fair value, respectively.
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2014 and December 31, 2013, our TBA position had a net carrying value of $(25) million and $(5) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The following tables summarize certain characteristics of our agency MBS investment portfolio and our net TBA position as of March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP [2,3]	Weighted Average			Projected Life CPR [5]
						WAC [4]	Yield [5]	Age (Mths)
Investments By Coupon: [1]
Fixed Rate
≤ 15-Year
≤ 2.5%	$7,439	$7,597	102.1%	$7,451	36%	2.96%	2.04%	17	5%
3.0%	4,655	4,797	103.1%	4,788	76%	3.49%	2.30%	25	7%
3.5%	10,479	10,894	104.0%	11,004	59%	3.93%	2.53%	36	10%
4.0%	5,436	5,699	104.8%	5,788	88%	4.40%	2.76%	40	12%
4.5%	568	597	105.2%	608	97%	4.87%	3.11%	43	14%
≥ 5.0%	8	8	104.3%	9	24%	6.48%	4.37%	76	2%
Total ≤ 15-Year	28,585	29,592	103.5%	29,648	63%	3.72%	2.43%	30	9%
20-Year
≤ 3.0%	345	342	99.2%	345	28%	3.55%	3.10%	10	2%
3.5%	757	775	102.3%	779	63%	4.05%	3.09%	13	4%
4.0%	89	94	104.9%	94	47%	4.53%	3.06%	31	8%
4.5%	113	121	107.1%	122	97%	4.89%	3.15%	40	11%
≥ 5.0%	6	6	106.5%	7	—%	5.90%	3.38%	70	21%
Total 20-Year:	1,310	1,338	102.1%	1,347	56%	4.04%	3.10%	16	5%
30-Year:
≤ 3.0%	228	232	101.8%	220	69%	3.69%	2.77%	14	5%
3.5%	8,651	9,160	105.9%	8,706	96%	4.02%	2.75%	22	6%
4.0%	9,223	9,808	106.3%	9,592	94%	4.47%	3.10%	26	8%
4.5%	3,215	3,433	106.8%	3,445	91%	4.95%	3.47%	36	10%
5.0%	204	217	106.4%	223	65%	5.45%	3.79%	72	13%
≥ 5.5%	254	276	108.5%	280	36%	6.24%	3.39%	87	17%
Total 30-Year	21,775	23,126	106.2%	22,466	93%	4.38%	3.02%	27	7%
Total Fixed Rate	51,670	54,056	104.6%	53,461	75%	4.01%	2.70%	28	8%
Adjustable Rate	1,152	1,176	102.1%	1,195	—%	2.58%	2.36%	28	18%
CMO	1,249	1,281	102.6%	1,289	—%	4.29%	2.88%	24	7%
Total / Weighted Average	$54,071	$56,513	104.5%	$55,945	72%	3.99%	2.70%	28	8%

	March 31, 2014
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR [5]
				Coupon [1]	Yield [5]	Age (Mths)
Interest-Only Strips	$1,324	$211	$230	5.49%	7.83%	47	12%
Principal-Only Strips	265	204	202	—%	4.13%	28	9%
Total / Weighted Average	$1,589	$415	$432	4.57%	6.01%	38	10%
_______________________

1.
The weighted average coupon on our agency MBS classified as "AFS" was 3.53% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, was 3.65% as of March 31, 2014.

2.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $100,000 and $95,000 for 15-year and 30-year securities, respectively, as of March 31, 2014.

3.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 107% and 106% for 15-year and 30-year securities, respectively, as of March 31, 2014. Includes $987 million and $2.1 billion of 15-year and 30-year securities with >105 LTV pools which are not deliverable into TBA securities.

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of March 31, 2014.

	March 31, 2014
TBA Securities	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$1,774	$1,773	$1,769	$(4)
3.0%	4,884	5,020	5,008	(12)
3.5%	(2,315)	(2,437)	(2,424)	13
4.0%	(50)	(53)	(53)	—
Total 15-Year TBAs	4,293	4,303	4,300	(3)
30-Year TBA securities:
3.0%	55	52	53	1
3.5%	4,200	4,237	4,223	(14)
4.0%	6,786	7,054	7,043	(11)
4.5%	(1,425)	(1,519)	(1,517)	2
Total 30-Year TBAs	9,616	9,824	9,802	(22)
Total net TBA securities	$13,909	$14,127	$14,102	$(25)
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

	December 31, 2013
Agency MBS Classified as AFS	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP [2,3]	Weighted Average			Projected Life CPR [5]
						WAC [4]	Yield [5]	Age (Months)
Investments By Coupon: [1]
Fixed Rate
≤ 15-Year
≤ 2.5%	$11,189	$11,400	101.9%	$11,109	31%	2.96%	2.11%	14	6%
3.0%	6,037	6,220	103.0%	6,166	69%	3.48%	2.34%	21	7%
3.5%	14,049	14,632	104.2%	14,716	51%	3.93%	2.52%	31	9%
4.0%	5,700	5,981	104.9%	6,056	88%	4.40%	2.78%	37	9%
4.5%	588	619	105.3%	631	99%	4.87%	3.15%	40	10%
≥ 5.0%	8	9	104.5%	9	23%	6.49%	4.40%	73	14%
Total ≤ 15-Year	37,571	38,861	103.4%	38,687	55%	3.66%	2.42%	25	8%
20-Year
≤ 3.0%	350	347	99.2%	346	28%	3.55%	3.10%	7	5%
3.5%	770	788	102.4%	785	63%	4.05%	3.11%	10	6%
4%	93	97	105.0%	97	47%	4.53%	3.10%	28	7%
4.5%	116	125	107.3%	124	97%	4.89%	3.20%	37	8%
≥ 5.0%	6	7	106.7%	7	—%	5.89%	3.39%	67	16%
Total 20-Year:	1,335	1,364	102.2%	1,359	56%	4.05%	3.11%	13	6%
30-Year:
≤ 3.0%	231	236	101.8%	220	69%	3.69%	2.78%	11	5%
3.5%	8,530	9,051	106.1%	8,477	99%	4.02%	2.76%	19	5%
4%	9,077	9,669	106.5%	9,359	92%	4.46%	3.14%	22	6%
4.5%	4,075	4,355	106.9%	4,332	88%	4.95%	3.53%	33	7%
5.0%	211	226	106.6%	229	65%	5.46%	3.84%	69	10%
≥ 5.5%	271	295	108.8%	298	36%	6.25%	3.46%	84	19%
Total 30-Year	22,395	23,832	106.4%	22,915	93%	4.41%	3.08%	24	6%
Total Fixed Rate	61,301	64,057	104.5%	62,961	69%	3.95%	2.68%	24	7%
Adjustable Rate	1,196	1,223	102.2%	1,235	—%	2.58%	2.41%	26	17%
CMO	1,280	1,313	102.6%	1,308	—%	4.30%	2.88%	21	7%
Total / Weighted Average	$63,777	$66,593	104.4%	$65,504	66%	3.93%	2.68%	24	7%

	December 31, 2013
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR [5]
				Coupon [1]	Yield [5]	Age (Months)
Interest-Only Strips	$1,379	$223	$232	5.50%	7.63%	45	11%
Principal-Only Strips	271	209	205	—%	3.84%	25	8%
Total / Weighted Average	$1,650	$432	$437	4.59%	5.80%	35	9%
______________________

1.
The weighted average coupon on our agency MBS classified as "AFS" held as of December 31, 2013 was 3.47% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, held as of December 31, 2013 was 3.58%.

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

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2013.

	December 31, 2013
TBA Securities	Notional Amount Long / (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities
2.0%	$(1,184)	$(1,174)	$(1,171)	$3
2.5%	(2,429)	(2,481)	(2,475)	6
3.0%	(428)	(450)	(447)	3
3.5%	(50)	(53)	(53)	—
Total 15-Year TBAs	(4,091)	(4,158)	(4,146)	12
30-Year TBA securities
3.0%	54	52	52	—
3.5%	600	598	598	—
4.0%	4,131	4,274	4,256	(18)
4.5%	1,425	1,510	1,511	1
Total 30-Year TBAs	6,210	6,434	6,417	(17)
Total net TBA securities	$2,119	$2,276	$2,271	$(5)
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value on the accompanying consolidated balance sheets.

As of March 31, 2014 and December 31, 2013, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.72% and 2.70%, respectively.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of March 31, 2014 and December 31, 2013, the weighted average final contractual maturity of our agency MBS portfolio was 20 and 19 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 5.2 and 6.5 years as of March 31, 2014 and December 31, 2013, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 8% and 7% as of March 31, 2014 and December 31, 2013, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio, including principal and interest-only strips, was 104.8% of par value as of March 31, 2014, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of March 31, 2014 and December 31, 2013 (dollars in millions):

	March 31, 2014				December 31, 2013
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$27	$25	2.49%	1.81%	$129	$129	3.07%	2.53%
> 1 year and ≤ 3 years	191	186	4.86%	3.29%	498	491	4.08%	2.25%
> 3 years and ≤ 5 years	22,947	22,758	3.55%	2.53%	24,471	24,342	3.59%	2.57%
> 5 years and ≤10 years	32,534	33,284	3.51%	2.80%	38,522	39,635	3.39%	2.73%
> 10 years	246	260	3.61%	2.87%	1,884	1,996	3.66%	2.96%
Total	$55,945	$56,513	3.53%	2.70%	$65,504	$66,593	3.47%	2.68%

 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.2 and 6.3 years as of March 31, 2014 and December 31, 2013, respectively, and the weighted average life of our principal-only strips was 8.3 and 8.6 years as of March 31, 2014 and December 31, 2013, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of March 31, 2014 and December 31, 2013, our ARM securities had a weighted average next reset date of 63 months and 64 months, respectively.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2014 and December 31, 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2014	$22,112	$(442)	$8,673	$(461)	$30,785	$(903)
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)

As of March 31, 2014, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three months ended March 31, 2014. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

RESULTS OF OPERATIONS
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including adjusted net interest expense, net spread and dollar roll income and estimated taxable income and certain financial metrics derived from non-GAAP information, such as cost of funds and estimated undistributed taxable income. By providing users of our financial information with such measures in addition to the related GAAP measures, we believe it gives users greater transparency into the information used by our management in its financial and operational decision-making and, in the case of estimated taxable income, information that is directly related to the amount of dividends we are required to distribute in order to maintain our REIT qualification status. However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2014 and December 31, 2013 and our condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2014 and 2013 (in millions, except per share amounts):

Balance Sheet Data	March 31, 2014	December 31, 2013
	(unaudited)
Investment portfolio, at fair value	$56,377	$65,941
Total assets	$67,318	$76,255
Repurchase agreements and other debt	$50,603	$64,443
Total liabilities	$58,504	$67,558
Total stockholders' equity	$8,814	$8,697
Net asset value per common share as of period end [1]	$24.49	$23.93

	Three Months Ended March 31,
Statement of Comprehensive Income Data (unaudited)	2014	2013
Interest income	$399	$547
Interest expense [2]	108	140
Net interest income	291	407
Other loss, net [2]	(397)	(124)
Expenses	35	42
(Loss) income before income tax	(141)	241
Provision for income tax, net	—	10
Net (loss) income	(141)	231
Dividend on preferred stock	3	3
Net (loss) income available (attributable) to common shareholders	$(144)	$228

Net (loss) income	$(141)	$231
Other comprehensive income (loss) [2]	564	(788)
Comprehensive income (loss)	423	(557)
Dividend on preferred stock	3	3
Comprehensive income (loss) available (attributable) to common shareholders	$420	$(560)

Weighted average number of common shares outstanding - basic and diluted	354.8	356.2
Net (loss) income per common share - basic and diluted	$(0.41)	$0.64
Comprehensive income (loss) per common share - basic and diluted	$1.18	$(1.57)
Dividends declared per common share	$0.65	$1.25

	Three Months Ended March 31,
Other Data (unaudited)	2014	2013
Average agency securities, at par	$60,103	$73,922
Average agency securities, at cost	$62,920	$78,009
Average total assets, at fair value	$73,422	$95,410
Average net TBA dollar roll position, at cost	$4,534	$17,892
Average repurchase agreements and other debt	$57,544	$70,591
Average stockholders' equity [3]	$8,975	$10,843
Average coupon [4]	3.60%	3.68%
Average asset yield [5]	2.54%	2.80%
Average cost of funds [6]	(1.35)%	(1.28)%
Average net interest rate spread	1.19%	1.52%
Average net interest rate spread, including estimated TBA dollar roll income [7]	1.43%	1.87%

Average coupon (as of period end)	3.65%	3.73%
Average asset yield (as of period end)	2.72%	2.75%
Average cost of funds (as of period end) [8]	(1.45)%	(1.32)%
Average net interest rate spread (as of period end)	1.27%	1.43%
Net comprehensive income (loss) return on average common equity - annualized [9]	19.4%	(21.3)%
Economic (loss) return on common equity - annualized [10]	20.5%	(18.7)%
Leverage (average during the period) [11]	6.7:1	6.5:1
Leverage, including net TBA dollar roll position (average during the period) [12]	7.2:1	8.2:1
Leverage (as of period end) [13]	5.9:1	5.7:1
Leverage, including net TBA dollar roll position (as of period end) [14]	7.6:1	8.1:1
Expenses % of average total assets - annualized	0.19%	0.18%
Expenses % of average assets, including average net TBA dollar roll position - annualized	0.18%	0.15%
Expenses % of average stockholders' equity - annualized	1.58%	1.57%
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

7.
Estimated TBA dollar roll income / (loss) is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

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

9.
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

11.
Average leverage during the period was calculated by dividing our daily weighted average agency MBS repurchase agreements and debt of consolidated VIEs outstanding for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

12.
Average leverage, including net TBA dollar roll position, during the period includes the components of "leverage (average during the period)", plus our daily weighted average net TBA dollar position (at cost) during the period.

13.
Leverage at period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

14.	Leverage at period end, including net TBA dollar roll position, includes the components of "leverage (as of period end)" plus our net TBA position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014		2013
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$541	3.60%	$681	3.68%
Premium amortization	(142)	(1.06)%	(134)	(0.88)%
Interest income	$399	2.54%	$547	2.80%
Actual portfolio CPR	7%		10%
Projected life CPR as of period end	8%		9%
Average 30-year fixed rate mortgage rate as of period end [1]	4.40%		3.57%
10-year U.S. Treasury rate as of period end	2.72%		1.85%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are our average agency MBS portfolio size and the yield on our investments. Our average portfolio size decreased 19% for the current three month period compared to the prior year period, reflective of a smaller capital base largely due to repurchasing 12% of our outstanding common stock during the 12 month period ended March 31, 2014. We also experienced lower asset yields primarily due to the recognition of premium "catch-up" amortization expense of approximately $25 million during the current three month period compared to a "catch-up" benefit of approximately $32 million during the prior year period due to changes in our projected portfolio CPR. The following is a summary of the estimated impact of each of these elements on the decline in interest income between the three months ended March 31, 2014 and 2013 (in millions):

Three Months Ended March 31, 2014 vs. March 31, 2013
		Due to Change in Average [1]
	Net Decrease	Portfolio Size	Asset Yield
Interest Income	$(148)	$(100)	$(48)
_______________________

1.
Variances that are the combined effect of changes in portfolio size and asset yield, but cannot be separately identified, are allocated to the portfolio size and asset yield variances based on their respective relative amounts.

Leverage
Our leverage was 5.9 times and 7.3 times our stockholders' equity as of March 31, 2014 and December 31, 2013, respectively, measured as the sum of our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 7.6 times and 7.5 times our stockholders' equity as of March 31, 2014 and December 31, 2013, respectively. We recognize our TBA commitments as derivatives under GAAP and, thus, they are not included in our repurchase agreement ("repo") and other debt leverage calculations; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet repurchase agreements. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet repurchase commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we commonly refer to our leverage adjusted for TBA positions as our "at risk" leverage.

The table below presents our average and quarter-end repo and other debt balance, net TBA position and leverage ratios for the three months ended March 31, 2014 and December 31 and March 31, 2013 (dollars in millions):

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	6.7:1	7.2:1	5.9:1	7.6:1
December 31, 2013	$71,260	$80,706	$62,124	$(486)	$2,276	7.6:1	7.5:1	7.3:1	7.5:1
March 31, 2013	$70,591	$75,580	$67,122	$17,892	$27,294	6.5:1	8.2:1	5.7:1	8.1:1
_______________________

1.	Excludes U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average leverage during the period was calculated by dividing the sum of our daily weighted average agency repurchase agreements and debt of consolidated VIEs outstanding for the period by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

4.	Average "at risk" leverage during the period includes the components of "average leverage during the period", plus our daily weighted average net TBA position (at cost) during the period.

5.
Leverage as of period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net payables and receivables for unsettled agency MBS securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

6.	"At risk" leverage as of period end includes the components of "leverage as of period end" plus the cost basis (or contract price) of our net TBA position.

The decline in our repurchase agreement and other debt outstanding during the quarter ended March 31, 2014 was due to a decline in our average agency MBS position over the period and an increase in our net long TBA position, consequently our ending "at risk" leverage was largely unchanged over the quarter.

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
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees and costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury positions. Our cost of funds also does not include costs associated with TBAs, including the implied financing cost/benefit of our net TBA dollar roll position.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014		2013
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Repurchase agreement and other debt interest expense	$65	0.46%	$91	0.52%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	43	0.30%	49	0.28%
Total interest expense	108	0.76%	140	0.80%
Other periodic interest costs of interest rate swaps, net	83	0.59%	84	0.48%
Total adjusted net interest expense and cost of funds	$191	1.35%	$224	1.28%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our repurchase agreements and interest rate swap portfolio and our cost of funds. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense for the three months ended March 31, 2014 and 2013 (in millions):

Three Months Ended March 31, 2014 vs. March 31, 2013
		Due to Change in Average [1]
	Decrease	Repo / Swap Balance	Repo / Swap Rate
Repurchase agreements and other debt expense	$(26)	$(16)	$(10)
Periodic interest rate swap costs [2]	(7)	(11)	4
Total change in adjusted net interest expense	$(33)	$(27)	$(6)
_______________________

1.
Variances that are the combined effect of changes in our repurchase agreement/interest rate swap balance and changes in repurchase agreement/swap interest rates, but cannot be separately identified, are allocated to each variance based on their respective relative amounts.

2.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The current three month period decline in our adjusted net interest expense was largely a function of the decrease in our agency MBS portfolio and the corresponding decrease in our average repurchase agreements and other debt balances outstanding, which was partially offset by a higher average cost of funds of 1.35% for the current three month period compared to 1.28% for the prior year period. The increase in our costs of funds was reflective of higher average pay rates on our interest rate swaps and a modest increase in our interest rate swap balance relative to our repurchase agreements and other debt outstanding (excluding forward starting swaps), which was only partially offset by a decrease in our average repo rates. The table below presents a summary of our average repo and interest rates swaps outstanding for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
Average Debt and Interest Rate Swaps Outstanding	2014	2013
Average repurchase agreements and other debt	$57,544	$70,591
Average notional amount of interest rate swaps [1]	$37,201	$44,717
Average notional amount of interest rate swaps as a percentage of repurchase agreements and other debt	65%	63%
Weighted average pay rate on interest rate swaps	1.58%	1.46%
 _______________________

1.	Average notional amount of interest rate swaps excludes forward starting swaps not in effect during the periods presented.

Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve. As of March 31, 2014, we had $9.5 billion of forward starting interest rate swaps outstanding with a weighted average forward start date of 1.9 years through March 2019 and a weighted average fixed pay rate of 3.01%. As of March 31, 2013, we had $5.2 billion of forward starting interest rate swaps outstanding with forward start dates through September 2013.

Net Spread Income and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization(non-GAAP financial measures) for the three months ended March 31, 2014 and 2013 (dollars in millions):

	Three Months Ended March 31,
	2014	2013
Net interest income	$291	$407
Other periodic interest costs of interest rate swaps, net [1]	(83)	(84)
Dividend on REIT equity securities	10	—
TBA dollar roll income [1]	48	142
Adjusted net interest income	266	465
Operating expenses	35	42
Net spread and dollar roll income	231	423
Dividend on preferred stock	3	3
Net spread and dollar roll income available to common shareholders	228	420
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	25	(32)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common shareholders	$253	$388

Weighted average number of common shares outstanding - basic and diluted	354.8	356.2
Net spread and dollar roll income per common share - basic and diluted	$0.64	$1.18
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.71	$1.09
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income.

The decline in net spread and dollar roll income per common share for the three months ended March 31, 2014 was primarily a function of lower leverage, lower asset yields and higher swap costs.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Agency MBS sold, at cost	$(9,711)	$(20,328)
Proceeds from agency MBS sold [1]	9,692	20,302
Net (loss) on sale of agency MBS	$(19)	$(26)

Gross gain on sale of agency MBS	$42	$87
Gross loss on sale of agency MBS	(61)	(113)
Net (loss) on sale of agency MBS	$(19)	$(26)
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales were primarily a function of repositioning our investment portfolio towards other agency MBS and TBA securities, with attributes that our Manager believed would provide greater relative value and risk-adjusted returns in light of current and anticipated interest rates, federal government programs, general economic conditions and other factors.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Periodic interest costs of interest rate swaps, net [1]	$(83)	$(84)
Realized gain on derivative instruments and other securities, net:
TBA securities [2]	81	4
Payer swaptions	(81)	(42)
U.S. Treasury securities - long position	17	—
U.S. Treasury securities - short position	(11)	75
U.S. Treasury futures - short position	(3)	—
Interest rate swap termination fees	33	(24)
REIT equity securities	19	—
Other	(2)	—
Total realized gain on derivative instruments and other securities, net	53	13
Unrealized loss on derivative instruments and other securities, net: [3]
TBA securities [2]	(21)	(106)
Interest rate swaps	(330)	162
Payer swaptions	(24)	(2)
Interest and principal-only strips	12	(1)
U.S. Treasury securities - long position	55	—
U.S. Treasury securities - short position	(34)	(78)
U.S. Treasury futures - short position	(33)	(15)
Debt of consolidated VIEs	(3)	13
REIT equity securities	30	—
Total unrealized loss on derivative instruments and other securities, net	(348)	(27)
Total loss on derivative instruments and other securities, net	$(378)	$(98)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Gain (loss) from purchases and sales of TBA securities includes TBA dollar roll income (see Net Spread Income above) and net gains and losses due to changes in fair value.

3.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
Gains and losses from purchases and sales of TBAs totaled a net gain of $60 million for the three months ended March 31, 2014, consisting of $48 million of net TBA dollar roll income and a net gain of $12 million due to change in fair value.
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our consolidated financial statements in this Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $29 million for the current year three month period, which was a decrease of $4 million from $33 million for the prior year period due to a smaller equity capital base.
General and administrative expenses were $6 million and $9 million for the current and prior year three month period, respectively, and primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. The year over year three month period decline was due to a smaller average portfolio size.

Our total operating expense as a percentage of our average stockholders' equity was 1.58% and 1.57% for the current and prior year three month period, respectively.

Dividends and Income Taxes
For the three months ended March 31, 2014 and 2013, we had estimated taxable income available to common shareholders of $167 million and $177 million (or $0.47 and $0.50 per common share), respectively.
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
The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2014 and 2013 (dollars in millions).

	Three Months Ended March 31,
	2014	2013
Net income	$(141)	$231
Estimated book to tax differences:
Premium amortization, net	31	(34)
Realized losses (gains), net	36	(53)
Capital loss carryforward	(102)	—
Unrealized loss, net	346	30
Other	—	6
Total book to tax differences	311	(51)
Estimated REIT taxable income	170	180
Dividend on preferred stock	3	3
Estimated REIT taxable income available to common shareholders	$167	$177
Weighted average number of common shares outstanding - basic and diluted	354.8	356.2
Estimated REIT taxable income per common share - basic and diluted	$0.47	$0.50

Beginning cumulative non-deductible capital losses	$1,785	$—
Capital loss carryforward	(102)	—
Ending cumulative non-deductible capital losses	$1,683	$—
Ending cumulative non-deductible capital losses per common share	$4.77	$—
Taxable income for the three months ended March 31, 2014 excludes $102 million of estimated net capital gains, which were applied against our prior year net capital loss carryforward.
During the three months ended March 31, 2014 and 2013, we declared common dividends of $0.65 and $1.25 per common share, respectively, and Series A Preferred Stock dividends of $0.50 per preferred share, respectively.
We have distributed all of our 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to federal or state corporate income tax. As of March 31, 2014, we had an estimated $146 million of current year undistributed taxable income, net of our March 31, 2014 common dividend payable of $229 million. Our undistributed taxable income excludes $1.7 billion, or $4.77 per common share, of remaining prior year non-deductible net capital losses, which may be applied against future capital gains through 2018.
Our TRS is subject to corporate federal and state income taxes at the combined federal and state corporate statutory tax rate of 39.5%. For the three months ended March 31, 2014, we recorded no provision for income taxes attributable to our TRS. For the three months ended March 31, 2013, we recorded an income tax provision of $10 million attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three months ended March 31, 2014 and 2013 (in millions):

	Three Months Ended March 31,
	2014	2013
Unrealized gain (loss) on AFS securities, net:
Unrealized gain (loss), net	$502	$(863)
Reversal of prior period unrealized loss, net, upon realization	19	26
Unrealized gain (loss) on AFS securities, net:	521	(837)
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	43	49
Total other comprehensive income (loss)	$564	$(788)

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

During the three months ended March 31, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. As of March 31, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage as of March 31, 2014 was 5.9 times our stockholders' equity, measured as the sum of our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
As of March 31, 2014, our agency MBS repurchase agreements had a weighted average cost of funds of 0.43% and a weighted average remaining days-to-maturity of 162 days, excluding amounts borrowed under U.S. Treasury repurchase agreements.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2014, we had master repurchase agreements with 34 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of March 31, 2014, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 12% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2014. For further details regarding our borrowings under repurchase agreements and other debt as of March 31, 2014, please refer to Note 5 to our consolidated financial statements in this Form 10-Q.

	March 31, 2014
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	18	64%
Asia	5	13%
Europe	11	23%
	34	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2014, haircuts on our pledged collateral remained stable and as of March 31, 2014, our weighted average haircut was approximately 5% of the value of our collateral.
Under our repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations for the agency MBS securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances under certain of our repurchase agreements our lenders have the sole discretion to determine the value of the agency MBS securing our repurchase agreements. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of March 31, 2014, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $2.1 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
Although we believe we will have adequate sources of liquidity available to us through repurchase agreement financing to execute our business strategy, there can be no assurances that repurchase agreement financing will be available to us upon the maturity of our current repurchase agreements to allow us to renew or replace our repurchase agreement financing on favorable terms or at all. If our repurchase agreement lenders default on their obligations to resell the underlying collateral back to us at the end of the term, we could incur a loss equal to the difference between the value of the collateral and the cash we originally received.
To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we utilize an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed rate assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, TBA securities, U.S. Treasury securities, U.S. Treasury futures contracts and other instruments. Please refer to Notes 3 and 6 to our consolidated financial statements in this Form 10-Q for further details regarding our use of derivative instruments.
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
Excluding centrally cleared interest rate swaps, as of March 31, 2014, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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
TBA Dollar Roll Transactions
We may also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or deleveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Form 10-Q. Inclusive of our net TBA position, as of March 31, 2014, our total "at risk" leverage was 7.6 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2014, we had a net long TBA position with a market value and a total contract price of $14.1 billion and a total carrying value of $(25) million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Form 10-Q.

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
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of March 31, 2014, approximately 94% of our fixed rate agency MBS portfolio was eligible for TBA delivery.

Off-Balance Sheet Arrangements

As of March 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

FORWARD-LOOKING STATEMENTS
This document contains "forward-looking statements" (within the meaning of the Private Securities Litigation Reform Act of 1995) that inherently involve risks and uncertainties. Our actual results and liquidity can differ materially from those anticipated in these forward-looking statements because of changes in the level and composition of our investments and other factors. These factors may include, but are not limited to, changes in general economic conditions, the availability of suitable investments from both an investment return and regulatory perspective, the availability of new investment capital, fluctuations in interest rates and levels of mortgage prepayments, deterioration in credit quality and ratings, the effectiveness of risk management strategies, the impact of leverage, liquidity of secondary markets and credit markets, increases in costs and other general competitive factors.

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
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps. We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool basis, or a TBA contract, and on a non-generic, specified pool basis, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of March 31, 2014 and December 31, 2013 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2014 and December 31, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of March 31, 2014
-100 Basis Points	-2.6%	+0.4%	+3.2%
-50 Basis Points	+3.2%	+0.5%	+3.9%
+50 Basis Points	+1.2%	-0.7%	-5.8%
+100 Basis Points	+1.9%	-1.5%	-12.2%

As of December 31, 2013
-100 Basis Points	+1.8%	+1.1%	+9.0%
-50 Basis Points	+6.8%	+0.8%	+6.1%
+50 Basis Points	-3.6%	-0.8%	-6.4%
+100 Basis Points	-7.2%	-1.7%	-13.1%

________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury securities. Also excludes costs associated with our TBA position and TBA dollar roll income/loss. Base case scenario assumes interest rates and forecasted CPR of 8% and 7% as of March 31, 2014 and December 31, 2013, respectively. As of March 31, 2014, rate shock scenarios assume a forecasted CPR of 11%, 9%, 7% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2013, rate shock scenarios assume a forecasted CPR of 10%, 8%, 7% and 6% for such scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to a decrease/increase in the forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The change in our interest rate sensitivity as of March 31, 2014 compared to December 31, 2013 was a function of a flatter yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of March 31, 2014 and December 31, 2013 should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the interest rate shock table above. The table below assumes a spread duration of 5.0 years and 5.5 years based on interest rates and MBS prices as of March 31, 2014 and December 31, 2013, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of March 31, 2014
-25 Basis Points	+1.3%	+10.2%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.2%

As of December 31, 2013
-25 Basis Points	+1.3%	+10.1%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.1%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, U.S. Treasury securities and cash. As of March 31, 2014, we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $2.1 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Extension Risk
The projected weighted-average life and the duration (or interest rate sensitivity) of our investments is based on our Manager's assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise. These swaps (or swaptions) allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our repurchase agreements.
However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed rate assets or the fixed rate portion of the ARMs or other assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-

only securities and certain other supplemental hedging instruments) would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Controls over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION

Item 1. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or any consolidated subsidiary.

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2013.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the first quarter ended March 31, 2014 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
February 10 - 26, 2014	1.9	$21.98	1.9	N/A
March 3 - 17, 2014	1.5	$22.24	1.5	N/A
First Quarter 2014	3.4	$22.10	3.4	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program described in Note 9 of our accompanying Consolidated Financial Statements in this Form 10-Q.

2.
In October 2012, our Board of Directors adopted a program that provides for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. In January 2014, our Board of Directors increased the authorized amount by an additional $1 billion of our outstanding shares of common stock through December 31, 2014. As of March 31, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.

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

*3.3	Certificate of Designations of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed April 3, 2012.

*3.4	Certificate of Designations of 7.750% Series B Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 to Form 8-A (File No. 001-34057), filed May 7, 2014.

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

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

*4.4	Specimen 8.000% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-K (File No. 001-34057), filed April 3, 2012.

*4.5	Specimen 7.750% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 to Form 8-A (File No. 001-34057), filed May 7, 2014.

*4.6
Deposit Agreement, dated May 8, 2014, among American Capital Agency Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 to Form 8-K (File No. 001-34067), filed May 8, 2014.

*4.7	Form of Depositary Receipt, incorporated herein by reference to Exhibit 4.3 to Form 8-K (File No. 001-34067), filed May 8, 2014.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
______________________
*    Previously filed

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	May 9, 2014