Form 10-Q
period 2014-06-30
American Capital Agency Corp
filed 2014-08-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2014
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

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2014 was 352,788,707.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $50,057 and $62,205, respectively)	$52,174	$64,482
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,377	1,459
U.S. Treasury securities, at fair value (including pledged securities of $1,247 and $3,778, respectively)	1,247	3,822
REIT equity securities, at fair value	202	237
Cash and cash equivalents	1,747	2,143
Restricted cash	783	101
Derivative assets, at fair value	593	1,194
Receivable for securities sold (including pledged securities of $441 and $622, respectively)	1,872	652
Receivable under reverse repurchase agreements	6,621	1,881
Other assets	238	284
Total assets	$66,854	$76,255
Liabilities:
Repurchase agreements	$48,714	$63,533
Debt of consolidated variable interest entities, at fair value	844	910
Payable for securities purchased	558	118
Derivative liabilities, at fair value	583	422
Dividends payable	235	235
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	6,094	1,848
Accounts payable and other accrued liabilities	215	492
Total liabilities	57,243	67,558
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348 and $173, respectively)	336	167
Common stock - $0.01 par value; 600.0 shares authorized:
352.8 and 356.2 shares issued and outstanding, respectively	4	4
Additional paid-in capital	10,332	10,406
Retained deficit	(1,073)	(497)
Accumulated other comprehensive income (loss)	12	(1,383)
Total stockholders' equity	9,611	8,697
Total liabilities and stockholders' equity	$66,854	$76,255
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2014	2013	2014	2013
Interest income:
Interest income	$385	$545	$784	$1,092
Interest expense	95	131	203	271
Net interest income	290	414	581	821
Other loss (income), net:
Gain (loss) on sale of agency securities, net	22	17	3	(9)
(Loss) gain on derivative instruments and other securities, net	(244)	1,444	(621)	1,346
Total other (loss) income, net	(222)	1,461	(618)	1,337
Expenses:
Management fees	30	37	59	70
General and administrative expenses	6	9	12	18
Total expenses	36	46	71	88
Income (loss) before income tax	32	1,829	(108)	2,070
Provision for income tax, net	—	—	—	10
Net income (loss)	32	1,829	(108)	2,060
Dividend on preferred stock	5	3	9	7
Net income (loss) available (attributable) to common shareholders	$27	$1,826	$(117)	$2,053

Net income (loss)	$32	$1,829	$(108)	$2,060
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	790	(2,813)	1,312	(3,650)
Unrealized gain on derivative instruments, net	40	48	83	97
Other comprehensive income (loss)	830	(2,765)	1,395	(3,553)
Comprehensive income (loss)	862	(936)	1,287	(1,493)
Dividend on preferred stock	5	3	9	7
Comprehensive income (loss) available (attributable) to common shareholders	$857	$(939)	$1,278	$(1,500)

Weighted average number of common shares outstanding - basic and diluted	352.8	396.4	353.8	376.4
Net income (loss) per common share - basic and diluted	$0.08	$4.61	$(0.33)	$5.45
Comprehensive income (loss) per common share - basic and diluted	$2.43	$(2.37)	$3.61	$(3.99)
Dividends declared per common share	$0.65	$1.05	$1.30	$2.30
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit)Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	6.9	$167	338.9	$3	$9,460	$(289)	$1,555	$10,896
Net income	—	—	—	—	—	2,060	—	2,060
Other comprehensive income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(3,650)	(3,650)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	97	97
Issuance of common stock	—	—	57.6	1	1,802	—	—	1,803
Repurchase of common stock	—	—	(0.3)	—	(7)	—	—	(7)
Preferred dividends declared	—	—	—	—	—	(7)	—	(7)
Common dividends declared	—	—	—	—	—	(912)	—	(912)
Balance, June 30, 2013	6.9	$167	396.2	$4	$11,255	$852	$(1,998)	$10,280

Balance, December 31, 2013	6.9	$167	356.2	$4	$10,406	$(497)	$(1,383)	$8,697
Net loss	—	—	—	—	—	(108)	—	(108)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,312	1,312
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	83	83
Issuance of preferred stock	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(9)	—	(9)
Common dividends declared	—	—	—	—	—	(459)	—	(459)
Balance, June 30, 2014	6.9	$336	352.8	$4	$10,332	$(1,073)	$12	$9,611

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six months ended June 30,
	2014	2013
Operating activities:
Net (loss) income	$(108)	$2,060
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	251	232
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	83	97
(Gain) loss on sale of agency securities, net	(3)	9
Loss (gain) on derivative instruments and other securities, net	621	(1,346)
Decrease (increase) in other assets	64	(10)
Increase (decrease) in accounts payable and other accrued liabilities	24	(30)
Net cash provided by operating activities	932	1,012
Investing activities:
Purchases of agency securities	(6,677)	(33,962)
Proceeds from sale of agency securities	15,660	33,318
Principal collections on agency securities	3,713	5,304
Purchases of U.S. Treasury securities	(16,640)	(28,555)
Proceeds from sale of U.S. Treasury securities	23,324	23,396
Net (payments on) proceeds from reverse repurchase agreements	(4,740)	2,388
Net proceeds from (payments on) other derivative instruments	225	(306)
Purchases of REIT equity securities	(204)	—
Proceeds from sale of REIT equity securities	238	—
Increase in restricted cash	(682)	(817)
Other investing cash flows, net	(277)	—
Net cash provided by investing activities	13,940	766
Financing activities:
Proceeds from repurchase arrangements	143,771	209,673
Repayments on repurchase agreements	(158,590)	(211,700)
Repayments on debt of consolidated variable interest entities	(76)	(128)
Net proceeds from preferred stock issuance	169	—
Net proceeds from common stock issuance	—	1,803
Payments for common stock repurchases	(74)	(7)
Cash dividends paid	(468)	(926)
Net cash used in financing activities	(15,268)	(1,285)
Net change in cash and cash equivalents	(396)	493
Cash and cash equivalents at beginning of period	2,143	2,430
Cash and cash equivalents at end of period	$1,747	$2,923
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
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of larger changes in interest rates on the performance of our investment portfolio (referred to as "convexity risk"). Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our swaption agreements typically provide us the option to enter into a pay fixed rate interest rate swap, which we refer as "payer swaptions." We may also enter into swaption agreements that provide us the option to enter into a receive fixed interest rate swap, which we refer to as "receiver swaptions." The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
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

Note 4. Investment Securities
As of June 30, 2014, we had agency MBS of $53.6 billion at fair value, with a total cost basis of $53.3 billion. The net unamortized premium balance on our agency MBS as of June 30, 2014 was $2.4 billion, including interest and principal-only strips. The following tables summarize our investments in agency MBS as of June 30, 2014 (dollars in millions):

	June 30, 2014
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$39,944	$10,494	$191	$50,629
Unamortized discount	(17)	(5)	—	(22)
Unamortized premium	1,777	515	5	2,297
Amortized cost	41,704	11,004	196	52,904
Gross unrealized gains	488	131	5	624
Gross unrealized losses	(267)	(134)	—	(401)
Total available-for-sale agency MBS, at fair value	41,925	11,001	201	53,127
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	368	29	—	397
Gross unrealized gains	27	3	—	30
Gross unrealized losses	(2)	(1)	—	(3)
Total agency MBS remeasured at fair value through earnings	393	31	—	424
Total agency MBS, at fair value	$42,318	$11,032	$201	$53,551
Weighted average coupon as of June 30, 2014 [2]	3.60%	3.75%	3.54%	3.63%
Weighted average yield as of June 30, 2014 [3]	2.68%	2.81%	1.65%	2.70%
Weighted average yield for the quarter ended June 30, 2014 [3]	2.69%	2.76%	1.70%	2.71%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.3 billion and the weighted average contractual interest we are entitled to receive was 5.48% of this amount as of June 30, 2014. The par value of our principal-only agency MBS strips was $259 million as of June 30, 2014.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of June 30, 2014.

3.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of June 30, 2014.

	June 30, 2014
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$50,691	$581	$(401)	$50,871
Adjustable rate	967	21	—	988
CMO	1,246	22	—	1,268
Interest-only and principal-only strips	397	30	(3)	424
Total agency MBS	$53,301	$654	$(404)	$53,551

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

The actual maturities of our agency MBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of June 30, 2014 and December 31, 2013, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 8% and 7%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of June 30, 2014 and December 31, 2013 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2014				December 31, 2013
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$93	$90	2.66%	2.31%	$129	$129	3.07%	2.53%
> 1 year and ≤ 3 years	163	158	4.61%	3.26%	498	491	4.08%	2.25%
> 3 years and ≤ 5 years	22,395	22,042	3.46%	2.46%	24,471	24,342	3.59%	2.57%
> 5 years and ≤10 years	29,833	29,955	3.54%	2.82%	38,522	39,635	3.39%	2.73%
> 10 years	643	659	3.82%	2.99%	1,884	1,996	3.66%	2.96%
Total	$53,127	$52,904	3.51%	2.68%	$65,504	$66,593	3.47%	2.68%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.5 and 6.3 years as of June 30, 2014 and December 31, 2013, respectively. The weighted average life of our principal-only strips was 8.8 and 8.6 years as of June 30, 2014 and December 31, 2013, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders' equity, for our available-for-sale securities for the three and six months ended June 30, 2014 and 2013 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Three months ended June 30, 2014	$(566)	813	(22)	$225
Three months ended June 30, 2013	$1,203	(2,796)	(17)	$(1,610)
Six months ended June 30, 2014	$(1,087)	1,315	(3)	$225
Six months ended June 30, 2013	$2,040	(3,659)	9	$(1,610)

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2014	$349	$(4)	$19,583	$(397)	$19,932	$(401)
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)

As of the end of each respective reporting period, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three and six months ended June 30, 2014 and 2013. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency securities classified as available-for-sale for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended		Six Months Ended
Agency Securities Classified as Available-for-Sale	June 30, 2014	June 30, 2013	June 30, 2014	June 30, 2013
Agency MBS sold, at cost	$(7,166)	$(15,069)	$(16,877)	$(35,397)
Proceeds from agency MBS sold [1]	7,188	15,086	16,880	35,388
Net gain (loss) on sale of agency MBS	$22	$17	$3	$(9)

Gross gain on sale of agency MBS	$49	$93	$91	$180
Gross loss on sale of agency MBS	(27)	(76)	(88)	(189)
Net gain (loss) on sale of agency MBS	$22	$17	$3	$(9)
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three and six months ended June 30, 2014, we recognized a net unrealized gain of $15 million and $27 million, respectively, and for the three and six months ended June 30, 2013 we recognized an unrealized loss of $20 million and $21 million, respectively, for the change in value of investments in interest and principal-only strips in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of June 30, 2014 and December 31, 2013, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.4 billion and $1.5 billion as of June 30, 2014 and December 31, 2013, respectively, and debt, at fair value, of $844 million and $910 million, respectively, in our accompanying consolidated balance sheets. As of June 30, 2014 and December 31, 2013, such agency securities had an aggregate unpaid principal balance of $1.3 billion and $1.4 billion, respectively, and such debt had an aggregate unpaid principal balance of $823 million and $900 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three and six months ended June 30, 2014, we recognized a net loss of $9 million and $12 million, respectively, and for the three and six months ended June 30, 2013 we recognized a net gain of $20 million and $34 million, respectively, associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of June 30, 2014 and December 31, 2013, the fair value of our CMO securities and interest and principal-only securities was $1.7 billion, excluding the consolidated CMO trusts discussed above, or $2.2 billion and $2.3 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $281 million and $246 million as of June 30, 2014 and December 31, 2013, respectively.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. For additional information regarding our pledged assets please refer to Note 7. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2014, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014			December 31, 2013
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$11,119	0.34%	15	$23,577	0.42%	15
> 1 to ≤ 3 months	14,511	0.36%	54	20,490	0.43%	61
> 3 to ≤ 6 months	10,293	0.42%	138	6,946	0.45%	140
> 6 to ≤ 9 months	4,735	0.48%	236	2,232	0.53%	230
> 9 to ≤ 12 months	2,585	0.49%	309	3,607	0.54%	323
> 12 to ≤ 24 months	2,273	0.59%	485	3,261	0.60%	603
> 24 to ≤ 36 months	600	0.59%	782	500	0.62%	930
> 36 to ≤ 48 months	502	0.63%	1,355	202	0.71%	1,257
> 48 to < 60 months	900	0.67%	1,726	400	0.66%	1,574
Total agency MBS	47,518	0.41%	170	61,215	0.45%	124
U.S. Treasury securities:
1 day	1,196	(0.35)%	1	2,318	0.02%	1
Total / Weighted Average	$48,714	0.39%	166	$63,533	0.44%	119
As of June 30, 2014 and December 31, 2013, debt of consolidated VIEs, at fair value ("other debt") was $844 million and $910 million, respectively. As of June 30, 2014 and December 31, 2013, our other debt had a weighted average interest rate of LIBOR plus 43 and 42 basis points and a principal balance of $823 million and $900 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of June 30, 2014 was 6.2 years.
As of June 30, 2014 and December 31, 2013, we also had outstanding forward commitments to purchase and sell agency securities through the TBA market (see Notes 3 and 6). These transactions, also referred to as TBA dollar roll transactions, represent a form of off-balance sheet financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our "at risk" leverage. However, pursuant to ASC 815, we account for such transactions as one or more series of derivative transactions and, consequently, they are not included in our on-balance sheet debt or measurement of commensurate leverage ratios.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three and six months ended June 30, 2014, we reclassified $40 million and $83 million, respectively, and for the three and six months ended June 30, 2013, we reclassified $48 million and $97 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio was $127 million and $253 million for the three and six months ended June 30, 2014, respectively, and $153 million and $286 million for the three and six months ended June 30, 2013, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net (or $87 million and $170 million for the three and six months ended June 30, 2014, respectively, and $105 million and $189 million for the three and six months ended June 30, 2013, respectively). As of June 30, 2014, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $213 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 1.7 years. As of June 30, 2014, the net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months was $128 million.

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of June 30, 2014 and December 31, 2013 (in millions):

Derivatives Instruments	Balance Sheet Location	June 30, 2014	December 31, 2013
Interest rate swaps	Derivative assets, at fair value	$295	$880
Swaptions	Derivative assets, at fair value	72	258
TBA securities	Derivative assets, at fair value	223	17
U.S. Treasury futures - short	Derivative assets, at fair value	3	39
		$593	$1,194
Interest rate swaps	Derivative liabilities, at fair value	$(560)	$(400)
TBA securities	Derivative liabilities, at fair value	(23)	(22)
		$(583)	$(422)
  Additionally, as of June 30, 2014 and December 31, 2013, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $6.1 billion and $1.8 billion, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $6.0 billion and $1.9 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$16,150	1.58%	0.17%	$(292)	1.4
> 3 to ≤ 5 years	9,775	1.30%	0.23%	12	4.0
> 5 to ≤ 7 years	6,250	2.09%	0.23%	(22)	5.9
> 7 to ≤ 10 years	10,275	2.50%	0.23%	64	8.5
> 10 years	5,450	3.23%	0.23%	(27)	13.5
Total Payer Interest Rate Swaps	$47,900	1.97%	0.20%	$(265)	5.4
   ________________________

1.	Notional amount includes forward starting swaps of $11.7 billion with an average forward start date of 1.7 years and an average maturity of 8.6 years from June 30, 2014.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.61% as of June 30, 2014.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from June 30, 2014 through stated maturity date.

	December 31, 2013
Payer Interest Rate Swaps [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$16,750	1.57%	0.19%	$(382)	1.6
> 3 to ≤ 5 years	10,225	1.07%	0.24%	81	3.9
> 5 to ≤ 7 years	5,700	1.97%	0.26%	113	6.0
> 7 to ≤ 10 years	8,825	2.28%	0.24%	499	8.8
> 10 years	1,750	2.79%	0.24%	169	14.7
Total Payer Interest Rate Swaps	$43,250	1.70%	0.22%	$480	4.7
   ________________________

1.	Notional amount includes forward starting swaps of $4.0 billion with an average forward start date of 1.9 years from December 31, 2013.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.57% as of December 31, 2013.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from December 31, 2013 through stated maturity date.
The following tables summarize our interest rate swaption agreements outstanding as of June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014
	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
Payer Swaptions
≤ 1 year	$95	$36	3	$4,300	2.73%	3M	6.2
> 1 to ≤ 2 years	63	20	16	2,650	3.59%	3M	4.7
> 2 to ≤ 3 years	21	6	26	700	3.95%	3M	5.0
Total Payer Swaptions	$179	$62	10	$7,650	3.14%	3M	5.6

	June 30, 2014
	Option			Underlying Receiver Swap
	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Receive Rate	Average Pay Rate (LIBOR)	Average Term (Years)
Receiver Swaptions	$9	$10	8	$1,750	2.37%	3M	10.0

	December 31, 2013
	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
Payer Swaptions
≤ 1 year	$193	$117	4	$9,400	2.87%	3M	7.8
> 1 to ≤ 2 years	105	92	19	3,600	3.40%	3M	5.6
> 2 to ≤ 3 years	35	45	30	1,150	3.81%	3M	5.8
> 3 to ≤ 5 years	2	4	52	100	4.80%	3M	7.0
Total Payer Swaptions	$335	$258	10	$14,250	3.09%	3M	7.0

We did not have any receiver swaptions outstanding as of December 31, 2013.
The following table summarizes our contracts to purchase and sell TBA contracts as of June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014				December 31, 2013
Purchase and Sale Contracts for TBAs	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
TBA securities:
Purchase contracts	$21,380	$21,923	$22,136	$212	$6,660	$6,882	$6,864	$(18)
Sale contracts	(3,569)	(3,739)	(3,752)	(12)	(4,541)	(4,606)	(4,593)	13
TBA securities, net [5]	$17,811	$18,184	$18,384	$200	$2,119	$2,276	$2,271	$(5)
  ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

5.	Includes 15-year and 30-year TBA securities of varying coupons
Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) March 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA securities	$13,909	65,946	(62,044)	$17,811	$543
Interest rate swaps	$(46,400)	(2,800)	1,300	$(47,900)	(587)
Payer swaptions, net	$(8,000)	(1,250)	1,600	$(7,650)	(41)
Receiver swaptions	$1,000	750	—	$1,750	—
U.S. Treasury securities - short position	$(6,786)	(8,615)	9,413	$(5,988)	(173)
U.S. Treasury securities - long position	$200	3,035	(1,985)	$1,250	8
U.S. Treasury futures contracts - short position	$(730)	(730)	730	$(730)	(19)
TBA put option	$—	(100)	—	$(100)	—
					$(269)
  ________________________________

1.
Excludes a net gain of $24 million from investments in REIT equity securities, a net loss of $9 million from debt of consolidated VIEs, a net gain of $15 million on interest and principal-only securities and other miscellaneous net losses of $5 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended June 30, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) March 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA and forward settling agency securities	$26,268	65,425	(77,285)	$14,408	$(572)
Interest rate swaps	$(51,250)	(10,100)	5,700	$(55,650)	1,135
Payer swaptions	$(22,900)	(3,200)	2,350	$(23,750)	454
U.S. Treasury securities - short position	$(12,560)	(10,207)	12,290	$(10,477)	346
U.S. Treasury securities - long position	$—	7,304	(3,554)	$3,750	4
U.S. Treasury futures contracts - short position	$(800)	(2,830)	1,200	$(2,430)	77
					$1,444

  ______________________

1.
Excludes a net loss of $20 million on interest and principal-only securities and a net gain of $20 million from debt of consolidated VIEs recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Six Months Ended June 30, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA securities	$2,119	90,322	(74,630)	$17,811	$604
Interest rate swaps	$(43,250)	(8,700)	4,050	$(47,900)	(967)
Payer swaptions, net	$(14,250)	(2,250)	8,850	$(7,650)	(146)
Receiver swaptions	$—	1,750	—	$1,750	—
U.S. Treasury securities - short position	$(2,007)	(15,856)	11,875	$(5,988)	(218)
U.S. Treasury securities - long position	$3,927	4,935	(7,612)	$1,250	80
U.S. Treasury futures contracts - short position	$(1,730)	(1,460)	2,460	$(730)	(55)
TBA put option	$—	(150)	50	$(100)	—
					$(702)
  ________________________________

1.
Excludes a net gain of $73 million from investments in REIT equity securities, a net loss of $12 million from debt of consolidated VIEs, a net gain of $27 million on interest and principal-only securities and other miscellaneous net losses of $7 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Six Months Ended June 30, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA and forward settling agency securities	$12,477	108,692	(106,761)	$14,408	$(674)
Interest rate swaps	$(46,850)	(15,850)	7,050	$(55,650)	1,187
Payer swaptions	$(14,450)	(14,350)	5,050	$(23,750)	409
U.S. Treasury securities - short position	$(11,835)	(20,142)	21,500	$(10,477)	344
U.S. Treasury securities - long position	$—	7,304	(3,554)	$3,750	4
U.S. Treasury futures contracts - short position	$—	(3,630)	1,200	$(2,430)	63
					$1,333
  ______________________

1.
Excludes a net loss of $21 million on interest and principal-only securities and a net gain of $34 million from debt of consolidated VIEs recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 7. Pledged Assets
Our repurchase agreements and derivative contracts require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, obligations under our derivative agreements will typically vary over time based on similar factors as well as the remaining term of the derivative contract. We are also typically required to post initial collateral upon execution of derivative transactions, such as interest rate swap agreements and TBA contracts. If we breach any of these provisions, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
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
Consequently, the use of repurchase agreements and derivative instruments exposes us to credit risk relating to potential losses that could be recognized in the event that our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our repurchase agreement and derivative counterparties to major financial institutions with acceptable credit ratings or to a registered clearinghouse, and we monitor our positions with individual counterparties. In the event of a default by a counterparty we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of June 30, 2014, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of June 30, 2014, our amount at risk with any counterparty related to our repurchase agreements was less than 4% of our stockholders' equity and our amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$50,055	$1,377	$95	$348	$51,875
U.S. Treasury securities - fair value	1,176	—	71	—	1,247
Accrued interest on pledged securities	143	4	—	—	147
Restricted cash	1	—	534	248	783
Total	$51,375	$1,381	$700	$596	$54,052

	December 31, 2013
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$62,708	$1,459	$28	$91	$64,286
U.S. Treasury securities - fair value	3,708	—	70	—	3,778
Accrued interest on pledged securities	189	5	1	—	195
Restricted cash	3	—	41	57	101
Total	$66,608	$1,464	$140	$148	$68,360

The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of June 30, 2014 and December 31, 2013 (in millions):

	June 30, 2014			December 31, 2013
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
≤ 30 days	$14,505	$14,403	$39	$27,694	$28,125	$76
> 30 and ≤ 60 days	13,730	13,638	38	14,955	15,210	42
> 60 and ≤ 90 days	3,725	3,699	11	10,117	10,290	28
> 90 days	19,472	19,476	55	11,401	11,623	32
Total agency MBS	51,432	51,216	143	64,167	65,248	178
U.S. Treasury securities:
1 day	1,176	1,168	4	3,708	3,760	16
Total	$52,608	$52,384	$147	$67,875	$69,008	$194
As of June 30, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Assets Pledged from Counterparties
As of June 30, 2014 and December 31, 2013, we also had assets pledged to us as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2014
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total
U.S. Treasury securities - fair value	$6,094	$23	$6,117
Cash	—	101	101
Total	$6,094	$124	$6,218

	December 31, 2013
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$82	$82
U.S. Treasury securities - fair value	1,848	164	2,012
Cash	—	366	366
Total	$1,848	$612	$2,460
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
The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2014 and December 31, 2013 (in millions):

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2014
Interest rate swap and swaption agreements, at fair value [1]	$367	$—	$367	$(195)	$(121)	$51
Receivable under reverse repurchase agreements	6,621	—	6,621	(5,847)	(774)	—
Total derivative, other hedging instruments and other assets	$6,988	$—	$6,988	$(6,042)	$(895)	$51

December 31, 2013
Interest rate swap and swaption agreements, at fair value [1]	$1,138	$—	$1,138	$(331)	$(610)	$197
Receivable under reverse repurchase agreements	1,881	—	1,881	(1,881)	—	—
Total derivative, other hedging instruments and other assets	$3,019	$—	$3,019	$(2,212)	$(610)	$197

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2014
Interest rate swap agreements, at fair value [1]	$560	$—	$560	$(195)	$(365)	$—
Repurchase agreements	48,714	—	48,714	(5,847)	(42,867)	—
Total derivative, other hedging instruments and other liabilities	$49,274	$—	$49,274	$(6,042)	$(43,232)	$—

December 31, 2013
Interest rate swap agreements, at fair value [1]	$400	$—	$400	$(331)	$(69)	$—
Repurchase agreements	63,533	—	63,533	(1,881)	(61,652)	—
Total derivative, other hedging instruments and other liabilities	$63,933	$—	$63,933	$(2,212)	$(61,721)	$—
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three and six months ended June 30, 2014. The three levels of hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2014 and December 31, 2013 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
June 30, 2014
Assets:
Agency securities	$—	$52,174	$—
Agency securities transferred to consolidated VIEs	—	1,377	—
U.S. Treasury securities	1,247	—	—
Interest rate swaps	—	295	—
Swaptions	—	72	—
REIT equity securities	202	—
U.S. Treasury futures	3	—	—
TBA securities	—	223	—
Total	$1,452	$54,141	$—
Liabilities:
Debt of consolidated VIEs	$—	$844	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	6,094	—	—
Interest rate swaps	—	560	—
TBA securities	—	23	—
Total	$6,094	$1,427	$—

December 31, 2013
Assets:
Agency securities	$—	$64,482	$—
Agency securities transferred to consolidated VIEs	—	1,459	—
U.S. Treasury securities	3,822	—	—
Interest rate swaps	—	880	—
Swaptions	—	258	—
REIT equity securities	237	—	—
U.S. Treasury futures	39	—	—
TBA securities	—	17	—
Total	$4,098	$67,096	$—
Liabilities:
Debt of consolidated VIEs	$—	$910	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,848	—	—
Interest rate swaps	—	400	—
TBA securities	—	22	—
Total	$1,848	$1,332	$—
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

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of June 30, 2014 we have 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share.  Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, our Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.000% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2014, we had declared all required quarterly dividends on the Series A Preferred Stock.
In May 2014, we completed a public offering in which 7.0 million depositary shares were sold to the underwriters at a price of $24.2125 per depositary share, for proceeds, net of offering expenses, of approximately $169 million. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock. Our Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with our Series A Preferred Stock. Under certain circumstances upon a change of control, our Series B Preferred Stock is convertible to shares of our common stock. Holders of depositary shares have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of the $25.00 per depositary share liquidation preference before holders of our common stock are entitled to receive any dividends. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. Depositary shares are redeemable at $25.00 per depositary share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 8, 2019, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. As of June 30, 2014, we had declared all required quarterly dividends on the Series B Preferred Stock underlying our depositary shares.
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
We did not repurchase any shares of our common stock during the three months ended June 30, 2014. During the six months ended June 30, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. As of June 30, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30, 2014
Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of March 31, 2014	$(566)	$(253)	$(819)
OCI before reclassifications	813	—	813
Amounts reclassified from accumulated OCI	(22)	40	18
Balance as of June 30, 2014	$225	$(213)	$12

	Three Months Ended June 30, 2013
Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of March 31, 2013	$1,203	$(436)	$767
OCI before reclassifications	(2,796)	—	(2,796)
Amounts reclassified from accumulated OCI	(17)	48	31
Balance as of June 30, 2013	$(1,610)	$(388)	$(1,998)

	Six Months Ended June 30, 2014
Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	1,315	—	1,315
Amounts reclassified from accumulated OCI	(3)	83	80
Balance as of June 30, 2014	$225	$(213)	$12

	Six Months Ended June 30, 2013
Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2012	$2,040	$(485)	$1,555
OCI before reclassifications	(3,659)	—	(3,659)
Amounts reclassified from accumulated OCI	9	97	106
Balance as of June 30, 2013	$(1,610)	$(388)	$(1,998)

The following table summarizes reclassifications out of accumulated OCI for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2014	2013
Gain amounts reclassified from accumulated OCI for available-for-sale MBS	$(22)	$(17)	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	40	48	Interest expense
Total reclassifications	$18	$31

	Six Months Ended June 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2014	2013
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS	$(3)	$9	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	83	97	Interest expense
Total reclassifications	$80	$106

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
Our principal objective is to preserve our net book value (also referred to as "net asset value", "NAV" and "stockholders' equity") while generating attractive risk-adjusted returns for distribution to our stockholders through regular quarterly dividends from the combination of our net interest income and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements ("repo").
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
Trends and Recent Market Impacts
The fixed income markets saw improvement and a return to relative stability during the first half of 2014, after being one of the hardest hit sectors during 2013. Fixed rate agency MBS prices were generally higher during both the first and second quarters of 2014, driven by a combination of lower long term rates, tighter mortgage spreads and lower levels of implied interest rate volatility (lower option prices). During the first half of 2014, the Fed began to reduce purchases under its asset purchase program ("QE3"), in line with its "tapering" guidance issued during December 2013. Mixed economic data and the “measured” tapering actions taken by the Fed during the first half of 2014 led to a meaningful flattening of the yield curve, as the market began to realize that the pace of tightening in Fed monetary policy would likely be more gradual and have a more moderate impact than many had initially expected. Agency mortgage spreads also tightened significantly during the first half of 2014, leading to considerably more price appreciation on agency MBS than on comparable duration U.S. Treasury securities. The relative outperformance of agency MBS is widely attributed to a combination of historically low mortgage origination volume, conservative positioning by fixed income investors, with many agency MBS investors meaningfully underweight their benchmark, and a favorable "stock-effect" due to the Fed's significant ownership of approximately one third, or nearly $1.8 trillion, of the agency MBS market as of June 30, 2014.
In addition to the general outperformance of the agency MBS market, our performance during the first half of 2014 was also bolstered by very favorable financing rates in the TBA dollar roll market, our moderate leverage profile and our decision to maintain a larger “duration gap” (the estimated difference between the interest rate sensitivity of our assets and our liabilities and hedges). The combination of these factors drove our aggregate economic return of 15.2% for the first half of 2014, comprised of $1.30 dividends per common share and a $2.33 increase in our net book value per common share.
By the start of 2014, we had increased our 15 year fixed rate mortgage position to just over 50% of our portfolio, which benefited our first quarter performance as 15 year mortgages, on a hedge adjusted basis, generally outperformed 30 year mortgages during the first quarter. Early in the second quarter, the price of higher coupon 15 year agency MBS increased significantly relative to other agency MBS instruments, particularly 30 year agency MBS. In response to this changing dynamic, we reduced our 15 year position to approximately 38% of our portfolio and increased our 30 year position to 57%. This shift further benefited our performance in the second quarter as 30 year mortgages generally outperformed 15 year mortgages.
In addition to operating with a larger duration gap during the first half of 2014, we also shifted the composition of our hedge portfolio toward a greater share of hedges in the three to seven year part of the yield curve and avoided the negative impact of lower option prices by reducing the size of our swaption portfolio beginning in the fourth quarter of 2013.
Our decision to operate with a slightly larger duration gap was consistent with our moderate leverage profile and the minimal extension risk in our portfolio and in agency MBS more broadly. Our exposure to an increase in interest rates is the combination of our current duration plus the duration extension that occurs as interest rates increase. As such, when extension risk is viewed as more significant, we will tend to operate with a smaller duration gap and when extension risk is deemed less significant, we will tend to operate with a larger duration gap. For further discussion of our interest rate sensitivity, refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q.
Given the very favorable implied financing terms available during the first half of 2014 in the TBA dollar roll market and lower relative benefits of holding specific mortgage pools, we increased our investment allocation in TBA securities, rather than settling specific mortgage pools and funding them with repurchase agreements. Our TBA dollar roll position increased from $2.3 billion as of December 31, 2013 to $18.4 billion as of June 30, 2014 (or from 3% to 26% of our portfolio). Gains and losses on TBA positions are treated as capital gains or losses for purposes of determining our taxable earnings. An additional benefit to gaining exposure to agency MBS in TBA form and continuing to roll the purchases forward to later settlement dates, is that dollar roll income associated with these positions may be offset against our prior year capital loss carryforward. Therefore, given our relative shift towards dollar roll income, we expect that a portion of our 2014 dividends declared on our common stock will represent a "return of capital" for income tax purposes when the final determination is made after the end of our calendar year. For shareholders that hold our common stock in taxable accounts, this may result in an improvement in their after-tax returns. The final tax characterization of our dividends will be reported to shareholders on Form 1099-DIV after the end of the calendar year. Please also refer to Dividends and Income Taxes in our Results of Operations for further information regarding our estimated taxable earnings.
Looking ahead, we believe agency MBS valuations will benefit from favorable supply and demand technical factors throughout the remainder of 2014 and likely into 2015. An important driver of our outlook for agency MBS is our belief that the Fed will remain a significant purchaser of agency MBS, as it continues to reinvest paydowns on its portfolio into new agency MBS holdings, for a considerable time following the conclusion of QE3. In addition, we expect new loan origination volumes to be depressed as refinance activity will be muted in the absence of a significant decline in interest rates and as first time homebuyers continue to face a myriad of challenges. We also believe agency MBS are more attractive to fixed income investors relative to other fixed income investments, as agency MBS yields have increased by more than 100 bps since the start of QE3 through June 30, 2014, while yields on comparable duration investments have generally fallen. Agency MBS also offer several advantages over many other fixed-income products, such as greater liquidity and financing opportunities and a favorable "stock-effect" due to the Fed's significant ownership of agency MBS.
Given these factors, we believe agency MBS will perform well relative to other fixed income products and that TBA dollar roll financing will remain very attractive for some period of time, even if funding rates were to rise above, or become less “special” than, levels experienced during the first half of 2014. However, if conditions change resulting in higher interest rates and/or wider mortgage spreads, and assuming we took no further portfolio rebalancing actions, it would likely have an adverse impact on our net book value. For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q. However, since we employ an active management strategy, the size and composition of our assets, liabilities and hedges will evolve based on our Manager’s view of the current market environment and relative risks and rewards. As such, the actual impact of changes in interest rates and mortgage spreads could differ materially from our estimates.
The following table summarizes interest rates and prices of generic fixed rate agency mortgage-backed securities as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2013	Sept 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	June 30, 2014 vs. Mar. 31, 2014		June 30, 2014 vs. Dec. 31, 2013
LIBOR:
1-Month	0.19%	0.18%	0.17%	0.15%	0.16%	+0.01	bps	--0.01	bps
3-Month	0.27%	0.25%	0.25%	0.23%	0.23%	—	bps	--0.02	bps
6-Month	0.41%	0.37%	0.35%	0.33%	0.33%	—	bps	--0.02	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.36%	0.32%	0.38%	0.42%	0.46%	+0.04	bps	+0.08	bps
3-Year U.S. Treasury	0.66%	0.63%	0.78%	0.90%	0.87%	--0.03	bps	+0.09	bps
5-Year U.S. Treasury	1.39%	1.38%	1.74%	1.72%	1.63%	--0.09	bps	--0.11	bps
10-Year U.S. Treasury	2.49%	2.61%	3.03%	2.72%	2.53%	--0.19	bps	--0.50	bps
30-Year U.S. Treasury	3.52%	3.69%	3.96%	3.56%	3.36%	--0.20	bps	--0.60	bps
Interest Rate Swap Rate:
2-Year Swap	0.51%	0.46%	0.49%	0.55%	0.58%	+0.03	bps	+0.09	bps
3-Year Swap	0.82%	0.76%	0.88%	0.99%	1.00%	+0.01	bps	+0.12	bps
5-Year Swap	1.57%	1.54%	1.79%	1.80%	1.70%	--0.10	bps	--0.09	bps
10-Year Swap	2.70%	2.77%	3.09%	2.84%	2.63%	--0.21	bps	--0.46	bps
30-Year Swap	3.45%	3.66%	3.93%	3.54%	3.33%	--0.21	bps	--0.60	bps
30-Year Fixed Rate MBS Price:
3.0%	$97.72	$97.70	$95.11	$96.53	$98.77	+$2.24		+$3.66
3.5%	$101.50	$101.83	$99.48	$100.59	$102.92	+$2.33		+$3.44
4.0%	$104.16	$104.86	$103.11	$103.94	$106.11	+$2.17		+$3.00
4.5%	$105.82	$106.80	$106.06	$106.69	$108.30	+$1.61		+$2.24
15-Year Fixed Rate MBS Price:
2.5%	$100.45	$100.61	$99.00	$99.92	$101.59	+$1.67		+$2.59
3.0%	$102.82	$103.53	$102.05	$102.72	$103.88	+$1.16		+$1.83
3.5%	$104.20	$105.58	$104.58	$104.83	$105.98	+$1.15		+$1.40
4.0%	$105.32	$106.25	$105.94	$105.78	$106.17	+$0.39		+$0.23
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above were obtained from a combination of Bloomberg and dealer indications. Interest rates were obtained from Bloomberg.

The following table summarizes recent prepayment trends for our portfolio:

Annualized Monthly Constant Prepayment Rates [1]	Dec. 2013	Jan. 2014	Feb. 2014	Mar. 2014	Apr. 2014	May 2014	June 2014
AGNC portfolio	8%	8%	7%	6%	8%	9%	9%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of June 30, 2014 and December 31, 2013, our investment portfolio consisted of $53.6 billion and $65.9 billion of agency MBS, respectively, and a $18.4 billion and $2.3 billion net long TBA position, at fair value, respectively.
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of June 30, 2014 and December 31, 2013, our TBA position had a net carrying value of $200 million and $(5) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The following tables summarize certain characteristics of our agency MBS investment portfolio and our net TBA position as of June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP [2,3]	Weighted Average			Projected Life CPR [5]
						WAC [4]	Yield [5]	Age (Mths)
Investments By Coupon: [1]
Fixed Rate
≤ 15-Year
≤ 2.5%	$7,315	$7,465	102.0%	$7,445	37%	2.97%	2.05%	19	7%
3.0%	4,942	5,096	103.1%	5,136	76%	3.50%	2.28%	26	8%
3.5%	8,940	9,292	103.9%	9,485	56%	3.93%	2.50%	39	10%
4.0%	5,156	5,400	104.7%	5,520	88%	4.40%	2.74%	43	11%
4.5%	537	565	105.2%	579	97%	4.87%	3.09%	46	11%
≥ 5.0%	7	7	104.4%	7	26%	6.46%	4.43%	78	14%
Total ≤ 15-Year	26,897	27,825	103.4%	28,172	62%	3.70%	2.40%	32	9%
20-Year
≤ 3.0%	339	336	99.2%	345	28%	3.55%	3.10%	13	6%
3.5%	740	757	102.3%	774	63%	4.05%	3.07%	16	8%
4.0%	87	91	104.7%	94	47%	4.53%	3.03%	34	9%
4.5%	108	116	107.0%	118	99%	4.89%	3.08%	43	10%
≥ 5.0%	6	6	106.2%	6	—%	5.90%	3.35%	73	19%
Total 20-Year:	1,280	1,306	102.1%	1,337	55%	4.04%	3.08%	19	8%
30-Year:
≤ 3.0%	224	228	101.8%	221	69%	3.69%	2.77%	17	6%
3.5%	8,476	8,972	105.9%	8,733	96%	4.02%	2.75%	25	6%
4.0%	8,459	9,014	106.6%	8,983	96%	4.47%	3.11%	30	7%
4.5%	2,695	2,878	106.8%	2,943	91%	4.95%	3.48%	38	8%
5.0%	196	209	106.6%	217	65%	5.45%	3.82%	74	10%
≥ 5.5%	237	259	109.3%	265	36%	6.23%	3.49%	90	17%
Total 30-Year	20,287	21,560	106.3%	21,362	94%	4.37%	3.02%	30	7%
Total Fixed Rate	48,464	50,691	104.6%	50,871	75%	3.99%	2.68%	31	8%
Adjustable Rate	948	967	101.9%	988	—%	3.03%	2.38%	33	20%
CMO	1,216	1,246	102.5%	1,268	—%	4.29%	2.88%	27	7%
Total / Weighted Average	$50,628	$52,904	104.5%	$53,127	72%	3.98%	2.68%	31	8%

	June 30, 2014
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR [5]
				Coupon [1]	Yield [5]	Age (Mths)
Interest-Only Strips	$1,267	$198	$219	5.48%	7.95%	50	11%
Principal-Only Strips	259	199	205	—%	4.14%	30	7%
Total / Weighted Average	$1,526	$397	$424	4.55%	6.04%	40	9%
_______________________

1.
The weighted average coupon on our agency MBS classified as "AFS" was 3.51% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, was 3.63% as of June 30, 2014.

2.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $99,000 and $95,000 for 15-year and 30-year securities, respectively, as of June 30, 2014.

3.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 108% and 107% for 15-year and 30-year securities, respectively, as of June 30, 2014. Includes $973 million and $2.1 billion of 15-year and 30-year securities with >105 LTV pools which are not deliverable into TBA securities.

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of June 30, 2014.

	June 30, 2014
TBA Securities	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$1,415	$1,425	$1,438	$13
3.0%	(294)	(301)	(305)	(4)
3.5%	(2,006)	(2,114)	(2,124)	(10)
4.0%	(50)	(53)	(53)	—
Total 15-Year TBAs	(935)	(1,043)	(1,044)	(1)
30-Year TBA securities:
3.0%	2,680	2,625	2,648	23
3.5%	5,924	6,013	6,074	61
4.0%	10,530	11,004	11,125	121
4.5%	(388)	(415)	(419)	(4)
Total 30-Year TBAs	18,746	19,227	19,428	201
Total net TBA securities	$17,811	$18,184	$18,384	$200
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

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

As of June 30, 2014 and December 31, 2013, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.70%.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of June 30, 2014 and December 31, 2013, the weighted average final contractual maturity of our agency MBS portfolio was 20 and 19 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 6.4 and 6.5 years as of June 30, 2014 and December 31, 2013, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 8% and 7% as of June 30, 2014 and December 31, 2013, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio, including principal and interest-only strips, was 104.7% of par value as of June 30, 2014, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of June 30, 2014 and December 31, 2013 (dollars in millions):

	June 30, 2014				December 31, 2013
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$93	$90	2.66%	2.31%	$129	$129	3.07%	2.53%
> 1 year and ≤ 3 years	163	158	4.61%	3.26%	498	491	4.08%	2.25%
> 3 years and ≤ 5 years	22,395	22,042	3.46%	2.46%	24,471	24,342	3.59%	2.57%
> 5 years and ≤10 years	29,833	29,955	3.54%	2.82%	38,522	39,635	3.39%	2.73%
> 10 years	643	659	3.82%	2.99%	1,884	1,996	3.66%	2.96%
Total	$53,127	$52,904	3.51%	2.68%	$65,504	$66,593	3.47%	2.68%

 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.5 and 6.3 years as of June 30, 2014 and December 31, 2013, respectively, and the weighted average life of our principal-only strips was 8.8 and 8.6 years as of June 30, 2014 and December 31, 2013, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of June 30, 2014 and December 31, 2013, our ARM securities had a weighted average next reset date of 52 months and 64 months, respectively.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2014 and December 31, 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2014	$349	$(4)	$19,583	$(397)	$19,932	$(401)
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)

As of June 30, 2014, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three and six months ended June 30, 2014. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "adjusted net interest expense" (defined as interest expense plus the periodic interest rate costs of our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income), "net spread and dollar roll income" (defined as interest income, TBA dollar roll income and dividends from REIT equity securities, net of adjusted net interest expense and operating expenses) and "estimated taxable income" and certain financial metrics derived from non-GAAP information, such as "cost of funds" and "estimated undistributed taxable income." By providing users of our financial information with such measures in addition to the related GAAP measures, we believe it gives users greater transparency into the information used by our management in its financial and operational decision-making and that it is meaningful information to consider related to: (i) the economic costs of financing our investment portfolio inclusive of interest rate swaps used to economically hedge against fluctuations in our borrowing costs, (ii) in the case of net spread and dollar roll income, our current financial performance without the effects of certain transactions that are not necessarily indicative of our current investment portfolio and operations, and (iii) in the case of estimated taxable income and estimated undistributed taxable income, information that is directly related to the amount of dividends we are required to distribute in order to maintain our REIT qualification status. However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2014 and December 31, 2013 and our condensed consolidated statements of comprehensive income and key statistics for the three months ended June 30, 2014 and 2013 (in millions, except per share amounts):

Balance Sheet Data	June 30, 2014	December 31, 2013
	(unaudited)
Investment portfolio, at fair value	$53,551	$65,941
Total assets	$66,854	$76,255
Repurchase agreements and other debt	$49,558	$64,443
Total liabilities	$57,243	$67,558
Total stockholders' equity	$9,611	$8,697
Net asset value per common share as of period end [1]	$26.26	$23.93

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (unaudited)	2014	2013	2014	2013
Interest income	$385	$545	$784	$1,092
Interest expense [2]	95	131	203	271
Net interest income	290	414	581	821
Other (loss) income, net [2]	(222)	1,461	(618)	1,337
Expenses	36	46	71	88
Income (loss) before income tax	32	1,829	(108)	2,070
Provision for income tax, net	—	—	—	10
Net income (loss)	32	1,829	(108)	2,060
Dividend on preferred stock	5	3	9	7
Net income (loss) available (attributable) to common shareholders	$27	$1,826	$(117)	$2,053

Net income (loss)	$32	$1,829	$(108)	$2,060
Other comprehensive income (loss) [2]	830	(2,765)	1,395	(3,553)
Comprehensive income (loss)	862	(936)	1,287	(1,493)
Dividend on preferred stock	5	3	9	7
Comprehensive income (loss) available (attributable) to common shareholders	$857	$(939)	$1,278	$(1,500)

Weighted average number of common shares outstanding - basic and diluted	352.8	396.4	353.8	376.4
Net income (loss) per common share - basic and diluted	$0.08	$4.61	$(0.33)	$5.45
Comprehensive income (loss) per common share - basic and diluted	$2.43	$(2.37)	$3.61	$(3.99)
Dividends declared per common share	$0.65	$1.05	$1.30	$2.30

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (unaudited)	2014	2013	2014	2013
Average agency securities, at par	$54,365	$70,851	$57,218	$72,387
Average agency securities, at cost	$56,923	$74,816	$59,905	$76,413
Average total assets, at fair value	$68,132	$96,640	$70,750	$96,037
Average net TBA dollar roll position, at cost	$13,963	$28,904	$9,275	$23,398

Average repurchase agreements and other debt [3]	$50,448	$66,060	$53,976	$68,313
Average stockholders' equity [4]	$9,315	$11,256	$9,193	$11,051
Average coupon [5]	3.63%	3.63%	3.62%	3.66%
Average asset yield [6]	2.71%	2.92%	2.62%	2.86%
Average cost of funds [7]	(1.45)%	(1.43)%	(1.40)%	(1.36)%
Average net interest rate spread	1.26%	1.49%	1.22%	1.50%
Average net interest rate spread, including estimated TBA dollar roll income [8]	1.84%	1.86%	1.64%	1.86%
Average coupon (as of period end)	3.63%	3.56%	3.63%	3.56%
Average asset yield (as of period end)	2.70%	2.71%	2.70%	2.71%
Average cost of funds (as of period end) [9]	(1.53)%	(1.47)%	(1.53)%	(1.47)%
Average net interest rate spread (as of period end)	1.17%	1.24%	1.17%	1.24%
Net comprehensive income (loss) return on average common equity - annualized [10]	38.0%	(34.0)%	28.7%	(28.0)%
Economic return (loss) on common equity - annualized [11]	39.6%	(32.9)%	30.6%	(24.3)%
Leverage (average during the period) [12]	5.6:1	5.9:1	6.1:1	6.2:1
Leverage, including net TBA dollar roll position (average during the period) [13]	7.1:1	8.4:1	7.1:1	8.3:1
Leverage (as of period end) [14]	5.0:1	7.0:1	5.0:1	7.0:1
Leverage, including net TBA dollar roll position (as of period end) [15]	6.9:1	8.5:1	6.9:1	8.5:1
Expenses % of average total assets - annualized	0.21%	0.19%	0.20%	0.18%
Expenses % of average assets, including average net TBA dollar roll position - annualized	0.18%	0.15%	0.18%	0.15%
Expenses % of average stockholders' equity - annualized	1.55%	1.64%	1.56%	1.61%
_______________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records. All percentages are annualized.

1.
Net asset value per common share is calculated as our total stockholders' equity, less our Series A and Series B Preferred Stock aggregate liquidation preference, divided by our number of common shares outstanding as of period end.

2.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion further below and Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q for additional information regarding our discontinuance of hedge accounting.

3.	Excludes U.S. Treasury repo agreements.

4.	Average stockholders' equity calculated as our average month-end stockholders' equity during the period.

5.	Average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

6.
Average asset yield for the period was calculated by dividing our total cash interest income on agency securities, adjusted for amortization of premiums and discounts, by our average amortized cost of agency securities held.

7.
Average cost of funds includes agency MBS repurchase agreements, debt of consolidated variable interest entities ("VIEs") and interest rate swaps, but excludes interest rate swap termination fees and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and debt of consolidated VIEs outstanding for the period.

8.
TBA dollar roll income / (loss) is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

9.
Average cost of funds as of period end includes agency MBS repurchase agreements and debt of consolidated VIEs outstanding, plus the impact of interest rate swaps in effect as of each period end and forward starting swaps becoming effective, net of swaps expiring, within three months of each period end, but excludes costs associated with other supplemental hedges such as swaptions, U.S. Treasuries and TBA positions.

10.
Net comprehensive income (loss) return on average common equity for the period was calculated by dividing our comprehensive income/(loss) available /(attributable) to common shareholders by our average stockholders' equity, net of the Series A and Series B Preferred Stock aggregate liquidation preference.

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

13.
Average leverage, including net TBA dollar roll position, during the period includes the components of "leverage (average during the period)" plus our daily weighted average net TBA dollar position (at cost) during the period.

14.
Leverage at period end is calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

15.	Leverage at period end, including net TBA dollar roll position, includes the components of "leverage (as of period end)" plus our net TBA position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$494	3.63%	$643	3.63%	$1,035	3.62%	$1,324	3.66%
Premium amortization	(109)	(0.92)%	(98)	(0.71)%	(251)	(1.00)%	(232)	(0.80)%
Interest income	$385	2.71%	$545	2.92%	$784	2.62%	$1,092	2.86%
Actual portfolio CPR	9%		11%		8%		11%
Projected life CPR as of period end	8%		7%		8%		7%
Average 30-year fixed rate mortgage rate as of period end [1]	4.14%		4.46%		4.14%		4.46%
10-year U.S. Treasury rate as of period end	2.53%		2.49%		2.53%		2.49%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are our average agency MBS portfolio size and the yield on our investments. The average par value of our agency MBS portfolio decreased from the prior year period by approximately 23% for the three months ended and 21% for the six months ended June 30, 2014, reflective of a smaller capital base (largely due to common stock share repurchases) and a shift from agency MBS repo funded assets to TBA dollar roll funded assets. Since we recognize TBA dollar rolls as derivative instruments under GAAP, our reported interest income does not include our TBA dollar roll income, which we report in gain/loss on derivative instruments and other securities, net in our accompanying consolidated financial statements in this Form 10-Q.
The decline in our average asset yield was largely due to higher projected life CPR forecasts as of June 30, 2014, compared to June 30, 2013, and the impact of "catch-up" premium amortization adjustments due to changes in our projected life CPR forecasts. For the three months ended June 30, 2014, we did not recognize a "catch-up" adjustment, compared to a beneficial "catch-up" adjustment of $55 million (or +29 bps) recognized for the three months ended June 30, 2013. For the six months ended June 30, 2014, we recognized premium "catch-up" expense of $25 million (or -8 bps), compared to a "catch-up" benefit of $87 million (or +23 bps) recognized for the six months ended June 30, 2013.
The following is a summary of the estimated impact of each of these elements on the decline in interest income between the current and prior year periods ended June 30, 2014 and 2013 (in millions):

Impact of Changes in Principal Elements Impacting Interest Income
Period Ended June 30, 2014 vs. June 30, 2013
		Due to Change in Average [1]
	Net Decrease	Portfolio Size	Asset Yield
Three months ended	$(160)	$(130)	$(30)
Six months ended	$(308)	$(236)	$(72)
_______________________

1.
Variances that are the combined effect of changes in portfolio size and asset yield, but cannot be separately identified, are allocated to the portfolio size and asset yield variances based on their respective relative amounts.

Leverage
Our leverage was 5.0 times and 7.3 times our stockholders' equity as of June 30, 2014 and December 31, 2013, respectively, measured as the sum of our agency MBS repo agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 6.9 times and 7.5 times our stockholders' equity as of June 30, 2014 and December 31, 2013, respectively. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repo and other debt leverage calculations; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet repo agreements. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet repurchase commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we commonly refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our average and quarter-end repo and other debt balance, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2014	$50,448	$52,945	$48,362	$13,963	$18,184	5.6:1	7.1:1	5.0:1	6.9:1
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	6.7:1	7.2:1	5.9:1	7.6:1
December 31, 2013	$71,260	$80,706	$62,124	$(486)	$2,276	7.6:1	7.5:1	7.3:1	7.5:1
June 30, 2013	$66,060	$71,102	$71,102	$28,904	$15,285	5.9:1	8.4:1	7.0:1	8.5:1
_______________________

1.	Excludes U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

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

The decline in our "at risk" leverage from December 31, 2013 to June 30, 2014 was largely a function of net gains on our portfolio over the period.

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
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees and costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position, however, it includes all of the interest rate swap hedge costs related to both our repo funded and TBA dollar roll funded assets.

The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2014		2013		2014		2013
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Repurchase agreement and other debt interest expense	$55	0.44%	$83	0.50%	$120	0.45%	$174	0.51%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	40	0.32%	48	0.29%	83	0.31%	97	0.29%
Total interest expense	95	0.76%	131	0.79%	203	0.76%	271	0.80%
Other periodic interest costs of interest rate swaps, net	87	0.69%	105	0.64%	170	0.64%	189	0.56%
Total adjusted net interest expense and cost of funds	$182	1.45%	$236	1.43%	$373	1.40%	$460	1.36%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our repurchase agreements and interest rate swap portfolio and our cost of funds. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense for the three and six months ended June 30, 2014 and 2013 (in millions):

Impact of Changes in the Principle Elements of Adjusted Net Interest Expense
June 30, 2014 vs. June 30, 2013
		Due to Change in Average [1]
	Decrease	Repo / Swap Balance	Repo / Swap Rate
Three months ended:
Repurchase agreements and other debt expense	$(28)	$(20)	$(8)
Periodic interest rate swap costs [2]	(26)	(40)	14
Total change in adjusted net interest expense	$(54)	$(60)	$6

Six months ended:
Repurchase agreements and other debt expense	$(54)	$(37)	$(17)
Periodic interest rate swap costs [2]	(33)	(62)	29
Total change in adjusted net interest expense	$(87)	$(99)	$12
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

The decline in our average repo and other debt balance outstanding was largely a function of the decrease in our agency MBS portfolio. The increase in our costs of funds was largely due to higher average pay rates and lower average receive rates on our interest rate swaps. The table below presents a summary of our average repo and interest rates swaps outstanding for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Debt and Interest Rate Swaps Outstanding	2014	2013	2014	2013
Average repurchase agreements and other debt	$50,448	$66,060	$53,976	$68,313
Average notional amount of interest rate swaps [1]	$36,636	$49,412	$36,917	$47,177
Average ratio of interest rate swaps to repurchase agreements and other debt outstanding	73%	75%	68%	69%

Weighted average pay rate on interest rate swaps	1.60%	1.50%	1.59%	1.48%
Weighted average receive rate on interest rate swaps	0.21%	0.26%	0.21%	0.26%
Weighted average net pay rate on interest rate swaps	1.39%	1.24%	1.38%	1.22%
 _______________________

1.	Average notional amount of interest rate swaps excludes forward starting swaps not in effect during the periods presented.

Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve. As of June 30, 2014, we had $11.7 billion of forward starting interest rate swaps outstanding with a weighted average forward start date of 1.7 years through April 2019 and a weighted average fixed pay rate of 3.09%. As of June 30, 2013, we had $2.5 billion of forward starting interest rate swaps outstanding with forward start dates through September 2013.

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization(non-GAAP financial measures) for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net interest income	$290	$414	$581	$821
Other periodic interest costs of interest rate swaps, net [1]	(87)	(105)	(170)	(189)
Dividend on REIT equity securities	6	—	16	—
TBA dollar roll income [1]	138	195	186	337
Adjusted net interest income	347	504	613	969
Operating expenses	36	46	70	88
Net spread and dollar roll income	311	458	543	881
Dividend on preferred stock	5	3	9	7
Net spread and dollar roll income available to common shareholders	306	455	534	874
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	—	(55)	25	(87)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common shareholders	$306	$400	$559	$787

Weighted average number of common shares outstanding - basic and diluted	352.8	396.4	353.8	376.4
Net spread and dollar roll income per common share - basic and diluted	$0.87	$1.15	$1.51	$2.32
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.87	$1.01	$1.58	$2.09
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income

The decline in net spread and dollar roll income per common share for the three and six months ended June 30, 2014 was primarily a function of lower leverage.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Agency MBS sold, at cost	$(7,166)	$(15,069)	$(16,877)	$(35,397)
Proceeds from agency MBS sold [1]	7,188	15,086	16,880	35,388
Net gain (loss) on sale of agency MBS	$22	$17	$3	$(9)

Gross gain on sale of agency MBS	$49	$93	$91	$180
Gross loss on sale of agency MBS	(27)	(76)	(88)	(189)
Net gain (loss) on sale of agency MBS	$22	$17	$3	$(9)
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales were primarily a function of shifting our portfolio to TBA dollar roll funded assets, reducing leverage and repositioning our investment portfolio.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Periodic interest costs of interest rate swaps, net [1]	$(87)	$(105)	$(170)	$(189)
Realized gain on derivative instruments and other securities, net:
TBA securities - dollar roll income	138	195	186	337
TBA securities - mark-to-market net gain/(loss)	181	(7)	214	(145)
Payer swaptions	(27)	(11)	(108)	(53)
U.S. Treasury securities - long position	2	(12)	19	(12)
U.S. Treasury securities - short position	(79)	12	(90)	87
U.S. Treasury futures - short position	(17)	6	(22)	7
Interest rate swap termination fees	5	42	38	18
REIT equity securities	29	—	48	—
Other	(5)	—	(7)	—
Total realized gain on derivative instruments and other securities, net	227	225	278	239
Unrealized (loss) gain on derivative instruments and other securities, net: [2]
TBA securities - mark-to-market net gain/(loss)	224	(760)	204	(866)
Interest rate swaps	(505)	1,198	(835)	1,358
Payer swaptions	(14)	465	(38)	462
Interest and principal-only strips	15	(20)	27	(21)
U.S. Treasury securities - long position	6	16	61	16
U.S. Treasury securities - short position	(94)	334	(128)	257
U.S. Treasury futures - short position	(2)	71	(33)	56
Debt of consolidated VIEs	(9)	20	(12)	34
REIT equity securities	(5)	—	25	—
Total unrealized (loss) gain on derivative instruments and other securities, net	(384)	1,324	(729)	1,296
Total (loss) gain on derivative instruments and other securities, net	$(244)	$1,444	$(621)	$1,346
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our consolidated financial statements in this Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $30 million and $37 million for the three months ended June 30, 2014 and 2013, respectively, and $59 million and $70 million for the six months ended June 30, 2014 and 2013, respectively. The decline in our management fees was a function of our smaller capital base due to the combination of share repurchases and net realized losses on our portfolio during the second half of calendar year 2013.
General and administrative expenses were $6 million and $9 million for the three months ended June 30, 2014 and 2013, respectively, and $12 million and $18 million for the six months ended June 30, 2014 and 2013, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. The decline in our general and administrative expenses was largely due to a smaller average portfolio size.
Our total operating expense as a percentage of our average stockholders' equity was 1.55% and 1.64% for the three months ended June 30, 2014 and 2013, respectively, and 1.56% and 1.61% for the six months ended June 30, 2014 and 2013, respectively.

Dividends and Income Taxes
For the three months ended June 30, 2014 and 2013, we had estimated taxable income available to common shareholders of $100 million and $411 million (or $0.28 and $1.04 per common share), respectively, and for the six months ended June 30, 2014 and 2013, we had estimated taxable income available to common shareholders of $267 million and $587 million (or $0.75 and $1.56 per common share), respectively.
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

The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2014 and 2013 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Net income (loss)	$32	$1,829	$(108)	$2,060
Estimated book to tax differences:
Premium amortization, net	(5)	(75)	26	(109)
Realized losses (gains), net	5	(15)	41	(68)
Capital loss carryforward	(310)	—	(412)	—
Unrealized losses (gains), net	384	(1,324)	729	(1,294)
Other	(1)	(1)	—	5
Total book to tax differences	73	(1,415)	384	(1,466)
Estimated REIT taxable income	105	414	276	594
Dividend on preferred stock	5	3	9	7
Estimated REIT taxable income available to common shareholders	$100	$411	$267	$587
Weighted average number of common shares outstanding - basic and diluted	352.8	396.4	353.8	376.4
Estimated REIT taxable income per common share - basic and diluted	$0.28	$1.04	$0.75	$1.56

Beginning cumulative non-deductible capital losses	$1,683	$—	$1,785	$—
Capital loss carryforward	(310)	—	(412)	—
Ending cumulative non-deductible capital losses	$1,373	$—	$1,373	$—
Ending cumulative non-deductible capital losses per common share	$3.89	$—	$3.88	$—
Taxable income for the three and six months ended June 30, 2014 excludes $310 million and $412 million of estimated net capital gains, respectively, which were applied against our prior year net capital loss carryforward.
We have distributed all of our 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to federal or state corporate income tax. As of June 30, 2014, we had an estimated $16 million of current year undistributed taxable income, net of our dividend payable. Our undistributed taxable income excludes $1.4 billion, or $3.89 per common share, of remaining prior year non-deductible net capital losses, which may be applied against future capital gains through 2018.
Our TBA dollar roll income is treated as "capital gains/losses" for income tax purposes, rather than as "ordinary income" if we held the position in pool form and funded it with repo financing, and is offset against our prior year net capital loss carryforward for taxable earnings purposes. Therefore, given that a significant component of our current earnings is in the form of dollar roll income and is offset against our net capital loss carryforward, we anticipate that a portion of our 2014 dividends declared on our common stock will represent a "return of capital" instead of "ordinary income" for income tax purposes when the final determination is made after the end of our calendar year. Dividends characterized as a "return of capital" may reduce a shareholder's cost basis in their stock position and for shareholders that hold our common stock in taxable accounts this may result in an improvement to their after-tax returns. The final tax characterization of our dividends will be reported to shareholders on Form 1099-DIV after the end of the calendar year. The tax consequences of an investment in our common stock will depend upon each shareholder's particular circumstances and shareholders are advised to consult with their tax adviser concerning the tax consequences of an investment in our common stock.
The following table summarizes dividends declared on our Series A Preferred Stock, Series B Preferred Stock (each underlying depositary share representing a 1/1000th interest in a share of our Series B Preferred Stock) and common stock during the six months ended June 30, 2014 and 2013:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
June 30, 2014 [1]	$0.50000	$0.36059	$0.65
March 31, 2014	0.50000	—	0.65
Total	$1.00000	$0.36059	$1.30

June 30, 2013	$0.50000	$—	$1.05
March 31, 2013	0.50000	—	1.25
Total	$1.00000	$—	$2.30
_______________________

1.	Series B Preferred Stock depositary share dividend amount includes dividends payable for a partial dividend period.
Our TRS is subject to corporate federal and state income taxes at the combined federal and state corporate statutory tax rate of 39.5%. For the three and six months ended June 30, 2014 and three months ended June 30, 2013, we recorded no provision for income taxes attributable to our TRS. For the six months ended June 30, 2013, we recorded an income tax provision of $10 million attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three and six months ended June 30, 2014 and 2013 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2014	2013	2014	2013
Unrealized gain (loss) on AFS securities, net:
Unrealized gain (loss), net	$812	$(2,796)	$1,315	$(3,659)
Reversal of prior period unrealized (gain) loss, net, upon realization	(22)	(17)	(3)	9
Unrealized gain (loss) on AFS securities, net:	790	(2,813)	1,312	(3,650)
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	40	48	83	97
Total other comprehensive income (loss)	$830	$(2,765)	$1,395	$(3,553)

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
Preferred Stock Offering
In May 2014, we completed a public offering in which 7.0 million depositary shares were sold to the underwriters at a price of $24.2125 per depositary share, for proceeds, net of offering expenses, of approximately $169 million. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock. Our Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with our Series A Preferred Stock. Holders of depositary shares have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of the $25.00 per depositary share liquidation preference before holders of our common stock are entitled to receive any dividends. For further details regarding our Series A and Series B Preferred Stock please refer to Note 9 to our consolidated financial statements in this Form 10-Q.
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
We did not repurchase any shares of our common stock during the three months ended June 30, 2014. During the six months ended June 30, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. As of June 30, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage as of June 30, 2014 was 5.0 times our stockholders' equity, measured as the sum of our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
As of June 30, 2014, our agency MBS repurchase agreements had a weighted average cost of funds of 0.41% and a weighted average remaining days-to-maturity of 170 days, excluding amounts borrowed under U.S. Treasury repurchase agreements.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2014, we had master repurchase agreements with 36 financial institutions, subject to certain conditions, located throughout North America, Europe and Asia. As of June 30, 2014, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 12% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2014. For further details regarding our borrowings under repurchase agreements and other debt as of June 30, 2014, please refer to Note 5 to our consolidated financial statements in this Form 10-Q.

	June 30, 2014
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	19	62%
Asia	5	12%
Europe	12	26%
	36	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2014, haircuts on our pledged collateral remained stable and as of June 30, 2014, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of June 30, 2014, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $3.6 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
Excluding centrally cleared interest rate swaps, as of June 30, 2014, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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
TBA Dollar Roll Transactions
We may also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or deleveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Form 10-Q. Inclusive of our net TBA position, as of June 30, 2014, our total "at risk" leverage was 6.9 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2014, we had a net long TBA position with a market value and a total contract price of $18.4 billion and $18.2 billion, respectively, and a total carrying value of $200 million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Form 10-Q.

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
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of June 30, 2014, approximately 94% of our fixed rate agency MBS portfolio was eligible for TBA delivery.

Off-Balance Sheet Arrangements

As of June 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of June 30, 2014 and December 31, 2013 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.

All changes in income and value in the table below are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2014 and December 31, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of June 30, 2014
-100 Basis Points	-4.3%	+0.1%	0.0%
-50 Basis Points	+1.3%	+0.4%	+2.8%
+50 Basis Points	+1.2%	-0.7%	-5.2%
+100 Basis Points	+1.3%	-1.5%	-11.5%

As of December 31, 2013
-100 Basis Points	+1.8%	+1.1%	+9.0%
-50 Basis Points	+6.8%	+0.8%	+6.1%
+50 Basis Points	-3.6%	-0.8%	-6.4%
+100 Basis Points	-7.2%	-1.7%	-13.1%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury securities. Also excludes costs associated with our TBA position and TBA dollar roll income/loss. Base case scenario assumes interest rates and forecasted CPR of 8% and 7% as of June 30, 2014 and December 31, 2013, respectively. As of June 30, 2014, rate shock scenarios assume a forecasted CPR of 11%, 9%, 8% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2013, rate shock scenarios assume a forecasted CPR of 10%, 8%, 7% and 6% for such scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to a decrease/increase in the forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

3.	Includes the effect of derivatives and other securities used for hedging purposes.

4.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of such date.

5.	Estimated dollar change in portfolio value expressed as a percent of stockholders' equity, net of the Series A and Series B Preferred Stock liquidation preference, as of such date.
The change in our interest rate sensitivity as of June 30, 2014 compared to December 31, 2013 was a function of a flatter yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of June 30, 2014 and December 31, 2013 should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the interest rate shock table above. The table below assumes a spread duration of 5.1 years and 5.5 years based on interest rates and MBS prices as of June 30, 2014 and December 31, 2013, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of June 30, 2014
-25 Basis Points	+1.4%	+10.5%
-10 Basis Points	+0.5%	+4.2%
+10 Basis Points	-0.5%	-4.2%
+25 Basis Points	-1.4%	-10.5%

As of December 31, 2013
-25 Basis Points	+1.3%	+10.1%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.1%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, U.S. Treasury securities and cash. As of June 30, 2014, we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $3.6 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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

*4.7	Form of Depositary Receipt, incorporated herein by reference to Exhibit 4.3 to Form 8-K (File No. 001-34067), filed May 8, 2014.

†10.1	Form of Restricted Stock Unit Agreement for independent directors, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
______________________
*    Previously filed
†    Management Contract or compensatory plan or arrangement

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

NONE
SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	August 7, 2014