Form 10-Q
period 2014-09-30
American Capital Agency Corp
filed 2014-11-06
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2014
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

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2014 was 352,788,707.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2014	December 31, 2013
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $46,162 and $62,205, respectively)	$50,420	$64,482
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,310	1,459
U.S. Treasury securities, at fair value (including pledged securities of $1,214 and $3,778, respectively)	1,214	3,822
REIT equity securities, at fair value	66	237
Cash and cash equivalents	1,708	2,143
Restricted cash	794	101
Derivative assets, at fair value	462	1,194
Receivable for securities sold (including pledged securities of $694 and $622, respectively)	905	652
Receivable under reverse repurchase agreements	5,258	1,881
Other assets	211	284
Total assets	$62,348	$76,255
Liabilities:
Repurchase agreements	$45,327	$63,533
Debt of consolidated variable interest entities, at fair value	796	910
Payable for securities purchased	1,150	118
Derivative liabilities, at fair value	510	422
Dividends payable	236	235
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	4,742	1,848
Accounts payable and other accrued liabilities	230	492
Total liabilities	52,991	67,558
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348 and $173, respectively)	336	167
Common stock - $0.01 par value; 600.0 shares authorized;
352.8 and 356.2 shares issued and outstanding, respectively	4	4
Additional paid-in capital	10,332	10,406
Retained deficit	(1,112)	(497)
Accumulated other comprehensive loss	(203)	(1,383)
Total stockholders' equity	9,357	8,697
Total liabilities and stockholders' equity	$62,348	$76,255
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended September 30,		Nine months ended September 30,
	2014	2013	2014	2013
Interest income:
Interest income	$357	$558	$1,141	$1,650
Interest expense	88	145	291	416
Net interest income	269	413	850	1,234
Other loss (income), net:
Gain (loss) on sale of agency securities, net	14	(733)	17	(742)
(Loss) gain on derivative instruments and other securities, net	(51)	(339)	(672)	1,007
Total other (loss) income, net	(37)	(1,072)	(655)	265
Expenses:
Management fees	30	35	89	105
General and administrative expenses	5	7	17	25
Total expenses	35	42	106	130
Income (loss) before income tax	197	(701)	89	1,369
Provision for income tax, net	—	—	—	10
Net income (loss)	197	(701)	89	1,359
Dividend on preferred stock	7	3	16	10
Net income (loss) available (attributable) to common shareholders	$190	$(704)	$73	$1,349

Net income (loss)	$197	$(701)	$89	$1,359
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(253)	833	1,059	(2,817)
Unrealized gain on derivative instruments, net	38	47	121	144
Other comprehensive (loss) income	(215)	880	1,180	(2,673)
Comprehensive (loss) income	(18)	179	1,269	(1,314)
Dividend on preferred stock	7	3	16	10
Comprehensive (loss) income (attributable) available to common shareholders	$(25)	$176	$1,253	$(1,324)

Weighted average number of common shares outstanding - basic and diluted	352.8	390.6	353.5	381.2
Net income (loss) per common share - basic and diluted	$0.54	$(1.80)	$0.21	$3.54
Comprehensive (loss) income per common share - basic and diluted	$(0.07)	$0.45	$3.54	$(3.47)
Dividends declared per common share	$0.65	$0.80	$1.95	$3.10
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained (Deficit)Earnings	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2012	6.9	$167	338.9	$3	$9,460	$(289)	$1,555	$10,896
Net income	—	—	—	—	—	1,359	—	1,359
Other comprehensive income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(2,817)	(2,817)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	144	144
Issuance of common stock	—	—	57.5	1	1,802	—	—	1,803
Repurchase of common stock	—	—	(12.1)	—	(270)	—	—	(270)
Preferred dividends declared	—	—	—	—	—	(10)	—	(10)
Common dividends declared	—	—	—	—	—	(1,220)	—	(1,220)
Balance, September 30, 2013	6.9	$167	384.3	$4	$10,992	$(160)	$(1,118)	$9,885

Balance, December 31, 2013	6.9	$167	356.2	$4	$10,406	$(497)	$(1,383)	$8,697
Net income	—	—	—	—	—	89	—	89
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,059	1,059
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	121	121
Issuance of preferred stock	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(16)	—	(16)
Common dividends declared	—	—	—	—	—	(688)	—	(688)
Balance, September 30, 2014	6.9	$336	352.8	$4	$10,332	$(1,112)	$(203)	$9,357

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine months ended September 30,
	2014	2013
Operating activities:
Net income	$89	$1,359
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	351	400
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	121	144
(Gain) loss on sale of agency securities, net	(17)	742
Loss (gain) on derivative instruments and other securities, net	672	(1,007)
Decrease (increase) in other assets	71	(54)
Increase (decrease) in accounts payable and other accrued liabilities	7	(100)
Net cash provided by operating activities	1,294	1,484
Investing activities:
Purchases of agency securities	(15,342)	(71,313)
Proceeds from sale of agency securities	25,404	57,992
Principal collections on agency securities	5,678	8,201
Purchases of U.S. Treasury securities	(28,889)	(59,799)
Proceeds from sale of U.S. Treasury securities	34,203	45,496
Net (payments on) proceeds from reverse repurchase agreements	(3,377)	10,010
Net proceeds from (payments on) other derivative instruments	282	(696)
Purchases of REIT equity securities	(204)	—
Proceeds from sale of REIT equity securities	386	—
(Increase) decrease in restricted cash	(693)	322
Other investing cash flows, net	(244)	—
Net cash provided by investing activities	17,204	(9,787)
Financing activities:
Proceeds from repurchase arrangements	216,945	421,185
Repayments on repurchase agreements	(235,151)	(413,190)
Repayments on debt of consolidated variable interest entities	(119)	(180)
Net proceeds from preferred stock issuance	169	—
Net proceeds from common stock issuance	—	1,803
Payments for common stock repurchases	(74)	(270)
Cash dividends paid	(703)	(1,346)
Net cash (used in) provided by financing activities	(18,933)	8,002
Net change in cash and cash equivalents	(435)	(301)
Cash and cash equivalents at beginning of period	2,143	2,430
Cash and cash equivalents at end of period	$1,708	$2,129
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
The liquidity of the agency securities market allows us to obtain competitive bids and execute on a sale transaction typically within a day of making the decision to sell a security and, therefore, we generally do not make decisions to sell specific agency securities until shortly prior to initiating a sell order. In some instances, we may sell specific agency securities by delivering the securities into existing short to-be-announced ("TBA") contracts. TBA market conventions require the identification of the specific securities to be delivered no later than 48 hours prior to settlement. If we settle a short TBA contract through the delivery of securities, we will generally identify the specific securities to be delivered within one to two days of the 48-hour deadline.
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

Note 4. Investment Securities
As of September 30, 2014 and December 31, 2013, our investment portfolio consisted of $51.7 billion and $65.9 billion of agency MBS, respectively, and a $17.7 billion and $2.3 billion net long TBA position, at fair value, respectively.
Our TBA positions are reported at their net carrying value of $(21) million and $(5) million, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Notes 3 and 6 for further details of our net TBA position as of September 30, 2014 and December 31, 2013.)
As of September 30, 2014 and December 31, 2013, the net unamortized premium balance on our agency MBS was $2.3 billion and $3.0 billion, respectively, including interest and principal-only strips.
The following tables summarize our investments in agency MBS as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$49,236	$407	$(473)	$49,170
Adjustable rate	902	20	—	922
CMO	1,206	19	(1)	1,224
Interest-only and principal-only strips	386	31	(3)	414
Total agency MBS	$51,730	$477	$(477)	$51,730

	December 31, 2013
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$64,057	$242	$(1,338)	$62,961
Adjustable rate	1,223	15	(3)	1,235
CMO	1,313	3	(8)	1,308
Interest-only and principal-only strips	432	16	(11)	437
Total agency MBS	$67,025	$276	$(1,360)	$65,941

	September 30, 2014
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$38,757	$10,289	$176	$49,222
Unamortized discount	(38)	(5)	—	(43)
Unamortized premium	1,653	507	5	2,165
Amortized cost	40,372	10,791	181	51,344
Gross unrealized gains	334	108	4	446
Gross unrealized losses	(333)	(141)	—	(474)
Total available-for-sale agency MBS, at fair value	40,373	10,758	185	51,316
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	359	27	—	386
Gross unrealized gains	28	3	—	31
Gross unrealized losses	(2)	(1)	—	(3)
Total agency MBS remeasured at fair value through earnings	385	29	—	414
Total agency MBS, at fair value	$40,758	$10,787	$185	$51,730
Weighted average coupon as of September 30, 2014 [2]	3.63%	3.75%	3.54%	3.65%
Weighted average yield as of September 30, 2014 [3]	2.78%	2.81%	1.64%	2.78%
Weighted average yield for the quarter ended September 30, 2014 [3]	2.69%	2.77%	1.48%	2.71%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.2 billion and the weighted average contractual interest we are entitled to receive was 5.48% of this amount as of September 30, 2014. The par value of our principal-only agency MBS strips was $250 million as of September 30, 2014.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of September 30, 2014.

3.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of September 30, 2014.

	December 31, 2013
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$50,914	$12,640	$223	$63,777
Unamortized discount	(25)	(7)	—	(32)
Unamortized premium	2,210	631	7	2,848
Amortized cost	53,099	13,264	230	66,593
Gross unrealized gains	181	74	5	260
Gross unrealized losses	(991)	(358)	—	(1,349)
Total available-for-sale agency MBS, at fair value	52,289	12,980	235	65,504
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	400	32	—	432
Gross unrealized gains	13	3	—	16
Gross unrealized losses	(9)	(2)	—	(11)
Total agency MBS remeasured at fair value through earnings	404	33	—	437
Total agency MBS, at fair value	$52,693	$13,013	$235	$65,941
Weighted average coupon as of December 31, 2013 [2]	3.53%	3.78%	3.56%	3.58%
Weighted average yield as of December 31, 2013 [3]	2.66%	2.87%	1.66%	2.70%
Weighted average yield for the year ended December 31, 2013 [3]	2.74%	2.87%	1.79%	2.77%
 ________________________

1.
The underlying UPB of our interest-only agency MBS strips was $1.4 billion and the weighted average contractual interest we are entitled to receive was 5.50% of this amount as of December 31, 2013. The par value of our principal-only agency MBS strips was $271 million as of December 31, 2013.

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

The actual maturities of our agency MBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of September 30, 2014 and December 31, 2013, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 8% and 7%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of September 30, 2014 and December 31, 2013 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2014				December 31, 2013
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$—	$—	—%	—%	$129	$129	3.07%	2.53%
> 1 year and ≤ 3 years	252	243	4.19%	2.44%	498	491	4.08%	2.25%
> 3 years and ≤ 5 years	19,885	19,687	3.39%	2.46%	24,471	24,342	3.59%	2.57%
> 5 years and ≤10 years	29,536	29,769	3.65%	2.93%	38,522	39,635	3.39%	2.73%
> 10 years	1,643	1,645	3.11%	3.16%	1,884	1,996	3.66%	2.96%
Total	$51,316	$51,344	3.53%	2.76%	$65,504	$66,593	3.47%	2.68%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.5 and 6.3 years as of September 30, 2014 and December 31, 2013, respectively. The weighted average life of our principal-only strips was 8.7 and 8.6 years as of September 30, 2014 and December 31, 2013, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders' equity, for our available-for-sale securities for the three and nine months ended September 30, 2014 and 2013 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Three months ended September 30, 2014	$225	(239)	(14)	$(28)
Three months ended September 30, 2013	$(1,610)	100	733	$(777)
Nine months ended September 30, 2014	$(1,087)	1,076	(17)	$(28)
Nine months ended September 30, 2013	$2,040	(3,559)	742	$(777)

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2014	$6,709	$(23)	$17,677	$(451)	$24,386	$(474)
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)

As of the end of each respective reporting period, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three and nine months ended September 30, 2014 and 2013. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.
Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency securities classified as available-for-sale for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended		Nine Months Ended
Agency Securities Classified as Available-for-Sale	September 30, 2014	September 30, 2013	September 30, 2014	September 30, 2013
Agency MBS sold, at cost	$(8,763)	$(25,147)	$(25,640)	$(60,541)
Proceeds from agency MBS sold [1]	8,777	24,414	25,657	59,799
Net gain (loss) on sale of agency MBS	$14	$(733)	$17	$(742)

Gross gain on sale of agency MBS	$41	$2	$132	$183
Gross loss on sale of agency MBS	(27)	(735)	(115)	(925)
Net gain (loss) on sale of agency MBS	$14	$(733)	$17	$(742)
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three and nine months ended September 30, 2014, we recognized a net unrealized gain of $4 million and $31 million, respectively, and for the three and nine months ended September 30, 2013 we recognized an unrealized gain of $14 million and an unrealized loss of $8 million, respectively, for the change in value of investments in interest and principal-only strips in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of September 30, 2014 and December 31, 2013, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.3 billion and $1.5 billion as of September 30, 2014 and December 31, 2013, respectively, and debt, at fair value, of $796 million and $910 million, respectively, in our accompanying consolidated balance sheets. As of September 30, 2014 and December 31, 2013, the agency securities had an aggregate unpaid principal balance of $1.2 billion and $1.4 billion, respectively, and the debt had an aggregate unpaid principal balance of $780 million and $900 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2014, we recognized a net gain and a net loss of $6 million, respectively, and for the nine months ended September 30, 2013 we recognized a net gain of $33 million associated with our consolidated debt. We did not recognize a net gain or loss for the three months ended September 30, 2013. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of September 30, 2014 and December 31, 2013, the fair value of our CMO securities and interest and principal-only securities was $1.6 billion and $1.7 billion, respectively, excluding the consolidated CMO trusts discussed above, or $2.2 billion and $2.3 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $270 million and $246 million as of September 30, 2014 and December 31, 2013, respectively.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. For additional information regarding our pledged assets please refer to Note 7. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2014, we have met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014			December 31, 2013
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$15,024	0.33%	15	$23,577	0.42%	15
> 1 to ≤ 3 months	14,149	0.39%	57	20,490	0.43%	61
> 3 to ≤ 6 months	6,042	0.46%	144	6,946	0.45%	140
> 6 to ≤ 9 months	2,760	0.48%	216	2,232	0.53%	230
> 9 to ≤ 12 months	1,290	0.51%	314	3,607	0.54%	323
> 12 to ≤ 24 months	2,555	0.59%	452	3,261	0.60%	603
> 24 to ≤ 36 months	100	0.68%	853	500	0.62%	930
> 36 to ≤ 48 months	752	0.63%	1,325	202	0.71%	1,257
> 48 to < 60 months	900	0.68%	1,634	400	0.66%	1,574
Total agency MBS	43,572	0.41%	152	61,215	0.45%	124
U.S. Treasury securities:
1 day	1,755	(1.29)%	1	2,318	0.02%	1
Total / Weighted Average	$45,327	0.35%	146	$63,533	0.44%	119
As of September 30, 2014 and December 31, 2013, debt of consolidated VIEs, at fair value ("other debt") was $796 million and $910 million, respectively. As of September 30, 2014 and December 31, 2013, our other debt had a weighted average interest rate of LIBOR plus 43 and 42 basis points and a principal balance of $780 million and $900 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of September 30, 2014 was 6.2 years.
As of September 30, 2014 and December 31, 2013, we also had outstanding forward commitments to purchase and sell agency securities through the TBA market (see Notes 3 and 6). These transactions, also referred to as TBA dollar roll transactions, represent a form of off-balance sheet financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our "at risk" leverage. However, pursuant to ASC 815, we account for such transactions as one or more series of derivative transactions and, consequently, they are not included in our on-balance sheet debt or measurement of commensurate leverage ratios.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three and nine months ended September 30, 2014, we reclassified $38 million and $121 million, respectively, and for the three and nine months ended September 30, 2013, we reclassified $47 million and $144 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio was $120 million and $373 million for the three and nine months ended September 30, 2014, respectively, and $178 million and $464 million for the three and nine months ended September 30, 2013, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net (totaling $82 million and $252 million for the three and nine months ended September 30, 2014, respectively, and $131 million and $320 million for the three and nine months ended September 30, 2013, respectively). As of September 30, 2014, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $175 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 1.6 years. As of September 30, 2014, the net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months was $115 million.

Derivative Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of September 30, 2014 and December 31, 2013 (in millions):

Derivative Instruments	Balance Sheet Location	September 30, 2014	December 31, 2013
Interest rate swaps	Derivative assets, at fair value	$344	$880
Swaptions	Derivative assets, at fair value	70	258
TBA securities	Derivative assets, at fair value	42	17
U.S. Treasury futures - short	Derivative assets, at fair value	6	39
		$462	$1,194
Interest rate swaps	Derivative liabilities, at fair value	$(447)	$(400)
TBA securities	Derivative liabilities, at fair value	(63)	(22)
		$(510)	$(422)
  Additionally, as of September 30, 2014 and December 31, 2013, we had obligations to return U.S. Treasury securities borrowed under reverse repurchase agreements accounted for as securities borrowing transactions at a fair value of $4.7 billion and $1.8 billion, respectively. The borrowed securities were used to cover short sales of U.S. Treasury securities from which we received total proceeds of $4.7 billion and $1.9 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$9,350	1.69%	0.18%	$(143)	1.8
> 3 to ≤ 5 years	7,175	1.44%	0.23%	66	3.9
> 5 to ≤ 7 years	5,200	2.31%	0.23%	(1)	5.8
> 7 to ≤ 10 years	12,850	2.55%	0.23%	68	8.4
> 10 years	5,650	3.25%	0.24%	(93)	13.2
Total Payer Interest Rate Swaps	$40,225	2.22%	0.22%	$(103)	6.4
   ________________________

1.	Notional amount includes forward starting swaps of $13.2 billion with an average forward start date of 1.4 years and an average maturity of 8.3 years from September 30, 2014.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.82% as of September 30, 2014.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from September 30, 2014 through stated maturity date.

	December 31, 2013
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$16,750	1.57%	0.19%	$(382)	1.6
> 3 to ≤ 5 years	10,225	1.07%	0.24%	81	3.9
> 5 to ≤ 7 years	5,700	1.97%	0.26%	113	6.0
> 7 to ≤ 10 years	8,825	2.28%	0.24%	499	8.8
> 10 years	1,750	2.79%	0.24%	169	14.7
Total Payer Interest Rate Swaps	$43,250	1.70%	0.22%	$480	4.7
   ________________________

1.	Notional amount includes forward starting swaps of $4.0 billion with an average forward start date of 1.9 years from December 31, 2013.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.57% as of December 31, 2013.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from December 31, 2013 through stated maturity date.

The following tables summarize our interest rate swaption agreements outstanding as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014
	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
Payer Swaptions
≤ 1 year	$90	$42	7	$4,600	2.96%	3M	4.8
> 1 to ≤ 2 years	42	19	20	1,550	3.89%	3M	5.1
Total Payer Swaptions	$132	$61	10	$6,150	3.19%	3M	4.9

	September 30, 2014
	Option			Underlying Receiver Swap
	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Receive Rate	Average Pay Rate (LIBOR)	Average Term (Years)
Receiver Swaptions	$10	$9	4	$2,500	2.08%	3M	8.2

	December 31, 2013
	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
Payer Swaptions
≤ 1 year	$193	$117	4	$9,400	2.87%	3M	7.8
> 1 to ≤ 2 years	105	92	19	3,600	3.40%	3M	5.6
> 2 to ≤ 3 years	35	45	30	1,150	3.81%	3M	5.8
> 3 to ≤ 5 years	2	4	52	100	4.80%	3M	7.0
Total Payer Swaptions	$335	$258	10	$14,250	3.09%	3M	7.0
We did not have any receiver swaptions outstanding as of December 31, 2013.
The following table summarizes our contracts to purchase and sell TBA contracts as of September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014				December 31, 2013
Purchase and Sale Contracts for TBAs	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
TBA securities:
Purchase contracts	$20,385	$21,029	$21,006	$(23)	$6,660	$6,882	$6,864	$(18)
Sale contracts	(3,126)	(3,260)	(3,258)	2	(4,541)	(4,606)	(4,593)	13
TBA securities, net [5]	$17,259	$17,769	$17,748	$(21)	$2,119	$2,276	$2,271	$(5)
  ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

5.	Includes 15-year and 30-year TBA securities of varying coupons

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) June 30, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA securities	$17,811	44,438	(44,990)	$17,259	$33
Interest rate swaps	$(47,900)	(3,625)	11,300	$(40,225)	(26)
Payer swaptions	$(7,650)	(1,500)	3,000	$(6,150)	(14)
Receiver swaptions	$1,750	750	—	$2,500	—
U.S. Treasury securities - short position	$(5,988)	(5,974)	7,263	$(4,699)	(44)
U.S. Treasury securities - long position	$1,250	5,028	(5,055)	$1,223	(8)
U.S. Treasury futures contracts - short position	$(730)	(730)	730	$(730)	—
TBA put option	$(100)	—	100	$—	—
					$(59)
  ________________________________

1.
Excludes a net loss of $2 million from investments in REIT equity securities, a net gain of $6 million from debt of consolidated VIEs and a net gain of $4 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended September 30, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) June 30, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA and forward settling agency securities	$14,408	(33,697)	11,963	$(7,326)	$(82)
Interest rate swaps	$(55,650)	(850)	6,300	$(50,200)	(222)
Payer swaptions	$(23,750)	(9,450)	13,000	$(20,200)	(134)
U.S. Treasury securities - short position	$(10,477)	(11,266)	19,833	$(1,910)	90
U.S. Treasury securities - long position	$3,750	12,350	(11,249)	$4,851	46
U.S. Treasury futures contracts - short position	$(2,430)	(3,730)	4,430	$(1,730)	(49)
TBA put option	$—	(50)	—	$(50)	—
					$(351)
  ______________________

1.
Excludes a net gain of $14 million from interest and principal-only securities and other miscellaneous net losses of $2 million recognized in gain (loss) from derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA securities	$2,119	134,760	(119,620)	$17,259	$637
Interest rate swaps	$(43,250)	(12,325)	15,350	$(40,225)	(993)
Payer swaptions	$(14,250)	(3,750)	11,850	$(6,150)	(160)
Receiver swaptions	$—	2,500	—	$2,500	—
U.S. Treasury securities - short position	$(2,007)	(21,830)	19,138	$(4,699)	(262)
U.S. Treasury securities - long position	$3,927	9,963	(12,667)	$1,223	72
U.S. Treasury futures contracts - short position	$(1,730)	(2,190)	3,190	$(730)	(55)
TBA put option	$—	(150)	150	$—	—
					$(761)
  ________________________________

1.
Excludes a net gain of $71 million from investments in REIT equity securities, a net loss of $6 million from debt of consolidated VIEs, a net gain of $31 million from interest and principal-only securities and other miscellaneous net losses of $7 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA and forward settling agency securities	$12,477	74,996	(94,799)	$(7,326)	$(756)
Interest rate swaps	$(46,850)	(16,700)	13,350	$(50,200)	967
Payer swaptions	$(14,450)	(23,800)	18,050	$(20,200)	276
U.S. Treasury securities - short position	$(11,835)	(31,408)	41,333	$(1,910)	434
U.S. Treasury securities - long position	$—	19,654	(14,803)	$4,851	50
U.S. Treasury futures contracts - short position	$—	(7,359)	5,629	$(1,730)	14
TBA put option	$—	(50)	—	$(50)	—
					$985
  ______________________

1.
Excludes a net loss of $8 million from interest and principal-only securities, a net gain of $33 million from debt of consolidated VIEs and other miscellaneous net losses of $3 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of September 30, 2014, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of September 30, 2014, our amount at risk with any counterparty related to our repurchase agreements was less than 4% of our stockholders' equity and our amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$45,822	$1,310	$20	$515	$47,667
U.S. Treasury securities - fair value	1,713	—	—	—	1,713
Accrued interest on pledged securities	130	4	—	—	134
Restricted cash	1	—	741	52	794
Total	$47,666	$1,314	$761	$567	$50,308

	December 31, 2013
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$62,708	$1,459	$28	$91	$64,286
U.S. Treasury securities - fair value	3,708	—	70	—	3,778
Accrued interest on pledged securities	189	5	1	—	195
Restricted cash	3	—	41	57	101
Total	$66,608	$1,464	$140	$148	$68,360

The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under repurchase agreements and debt of consolidated VIEs by remaining maturity, including securities pledged related to sold but not yet settled securities, as of September 30, 2014 and December 31, 2013 (in millions):

	September 30, 2014			December 31, 2013
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
≤ 30 days	$15,623	$15,611	$44	$27,694	$28,125	$76
> 30 and ≤ 60 days	9,208	9,217	26	14,955	15,210	42
> 60 and ≤ 90 days	5,073	5,067	14	10,117	10,290	28
> 90 days	17,228	17,244	48	11,401	11,623	32
Total agency MBS	47,132	47,139	132	64,167	65,248	178
U.S. Treasury securities:
1 day	1,713	1,711	2	3,708	3,760	16
Total	$48,845	$48,850	$134	$67,875	$69,008	$194
As of September 30, 2014 and December 31, 2013, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Assets Pledged from Counterparties
As of September 30, 2014 and December 31, 2013, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2014
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total
U.S. Treasury securities - fair value	$4,742	$107	$4,849
Cash	—	134	134
Total	$4,742	$241	$4,983

	December 31, 2013
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$82	$82
U.S. Treasury securities - fair value	1,848	164	2,012
Cash	—	366	366
Total	$1,848	$612	$2,460
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
The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2014 and December 31, 2013 (in millions):

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2014
Interest rate swap and swaption agreements, at fair value [1]	$414	$—	$414	$(133)	$(232)	$49
Receivable under reverse repurchase agreements	5,258	—	5,258	(4,759)	(499)	—
Total derivative, other hedging instruments and other assets	$5,672	$—	$5,672	$(4,892)	$(731)	$49

December 31, 2013
Interest rate swap and swaption agreements, at fair value [1]	$1,138	$—	$1,138	$(331)	$(610)	$197
Receivable under reverse repurchase agreements	1,881	—	1,881	(1,881)	—	—
Total derivative, other hedging instruments and other assets	$3,019	$—	$3,019	$(2,212)	$(610)	$197

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2014
Interest rate swap agreements, at fair value [1]	$447	$—	$447	$(133)	$(314)	$—
Repurchase agreements	45,327	—	45,327	(4,759)	(40,568)	—
Total derivative, other hedging instruments and other liabilities	$45,774	$—	$45,774	$(4,892)	$(40,882)	$—

December 31, 2013
Interest rate swap agreements, at fair value [1]	$400	$—	$400	$(331)	$(69)	$—
Repurchase agreements	63,533	—	63,533	(1,881)	(61,652)	—
Total derivative, other hedging instruments and other liabilities	$63,933	$—	$63,933	$(2,212)	$(61,721)	$—
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three and nine months ended September 30, 2014. The three levels of hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2014 and December 31, 2013 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
September 30, 2014
Assets:
Agency securities	$—	$50,420	$—
Agency securities transferred to consolidated VIEs	—	1,310	—
U.S. Treasury securities	1,214	—	—
Interest rate swaps	—	344	—
Swaptions	—	70	—
REIT equity securities	66	—
U.S. Treasury futures	6	—	—
TBA securities	—	42	—
Total	$1,286	$52,186	$—
Liabilities:
Debt of consolidated VIEs	$—	$796	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	4,742	—	—
Interest rate swaps	—	447	—
TBA securities	—	63	—
Total	$4,742	$1,306	$—

December 31, 2013
Assets:
Agency securities	$—	$64,482	$—
Agency securities transferred to consolidated VIEs	—	1,459	—
U.S. Treasury securities	3,822	—	—
Interest rate swaps	—	880	—
Swaptions	—	258	—
REIT equity securities	237	—	—
U.S. Treasury futures	39	—	—
TBA securities	—	17	—
Total	$4,098	$67,096	$—
Liabilities:
Debt of consolidated VIEs	$—	$910	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,848	—	—
Interest rate swaps	—	400	—
TBA securities	—	22	—
Total	$1,848	$1,332	$—
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

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of September 30, 2014 we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share.  Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, our Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.000% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2014, we had declared all required quarterly dividends on the Series A Preferred Stock.
In May 2014, we completed a public offering in which 7.0 million depositary shares were sold to the underwriters at a price of $24.2125 per depositary share for proceeds, net of offering expenses, of approximately $169 million. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock. Our Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with our Series A Preferred Stock. Under certain circumstances upon a change of control, our Series B Preferred Stock is convertible to shares of our common stock. Holders of depositary shares have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of the $25.00 per depositary share liquidation preference before holders of our common stock are entitled to receive any dividends. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. Depositary shares are redeemable at $25.00 per depositary share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 8, 2019 or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. As of September 30, 2014, we had declared all required quarterly dividends on the Series B Preferred Stock underlying our depositary shares.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provides for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. In January 2014, our Board of Directors increased the authorized amount by an additional $1 billion of our outstanding shares of common stock through December 31, 2014. In October 2014, our Board of Directors extended its authorization through December 31, 2015. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
We did not repurchase any shares of our common stock during the three months ended September 30, 2014. During the nine months ended September 30, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. As of September 30, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes to accumulated OCI for the three and nine months ended September 30, 2014 and 2013 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Three Months Ended September 30, 2014
Balance as of June 30, 2014	$225	$(213)	$12
OCI before reclassifications	(239)	—	(239)
Amounts reclassified from accumulated OCI	(14)	38	24
Balance as of September 30, 2014	$(28)	$(175)	$(203)

Three Months Ended September 30, 2013
Balance as of June 30, 2013	$(1,610)	$(388)	$(1,998)
OCI before reclassifications	100	—	100
Amounts reclassified from accumulated OCI	733	47	780
Balance as of September 30, 2013	$(777)	$(341)	$(1,118)

Nine Months Ended September 30, 2014
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	1,076	—	1,076
Amounts reclassified from accumulated OCI	(17)	121	104
Balance as of September 30, 2014	$(28)	$(175)	$(203)

Nine Months Ended September 30, 2013
Balance as of December 31, 2012	$2,040	$(485)	$1,555
OCI before reclassifications	(3,559)	—	(3,559)
Amounts reclassified from accumulated OCI	742	144	886
Balance as of September 30, 2013	$(777)	$(341)	$(1,118)
The following tables summarize reclassifications out of accumulated OCI for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2014	2013
Gain amounts reclassified from accumulated OCI for available-for-sale MBS	$(14)	$733	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	38	47	Interest expense
Total reclassifications	$24	$780

	Nine Months Ended September 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2014	2013
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS	$(17)	$742	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	121	144	Interest expense
Total reclassifications	$104	$886

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
Trends and Recent Market Impacts
The fixed income markets were relatively stable during the first three quarters of 2014, a sharp contrast to the extreme interest rate volatility and price deterioration experienced in 2013. The consensus view at the start of 2014 was that interest rates would continue to increase and agency MBS spreads would widen as the Fed exited its third quantitative easing program ("QE3"). Weaker economic data and lower inflation expectations both domestically and abroad, however, led to a significant rally in interest rates and a flattening of the yield curve. Despite this unexpected movement in interest rates and the Fed’s gradual reduction of asset purchases, agency MBS outperformed other fixed income products over the first three quarters of 2014.
The relative outperformance of agency MBS was the primary driver of our aggregate economic return of 14.9% for the first three quarters of 2014, comprised of $1.95 dividends per common share and a $1.61 increase in our net book value per common share. The strong performance of agency MBS over this time period was driven by historically low mortgage origination volume, conservative portfolio positioning by fixed income investors who remain underweight agency MBS and the favorable "stock effect" of the Fed's ownership of approximately one third, or nearly $1.8 trillion of the agency MBS market as of September 30, 2014. Our performance also benefited from our active approach to portfolio management, which included repositioning our asset portfolio, modifying the composition of our hedge portfolio and operating with a larger duration gap (the estimated difference between the interest rate sensitivity of our assets and our liabilities and hedges).
By the start of 2014, we had increased our 15 year fixed rate mortgage position to just over 50% of our portfolio, which benefited our first quarter performance as 15 year MBS generally outperformed 30 year MBS during the first quarter on a hedge adjusted basis. In the second quarter, the price of higher coupon 15 year agency MBS increased significantly relative to other agency MBS instruments. In response to this strong relative performance, we reduced our 15 year position in favor of 30 year mortgages over the second and third quarters. As of September 30, 2014, 30 year mortgages represented 65% of our portfolio, a significant increase from 46% as of March 31, 2014.
Our performance during the first three quarters of 2014 also benefited from favorable financing terms available in the TBA dollar roll market. Given the attractiveness of TBA investments, we allocated a larger portion of our portfolio to TBA securities, rather than holding our investments in pool form funded by repurchase agreements. For the first three quarters of 2014, our average TBA dollar roll position was $11.4 billion, or approximately 17% of our investment portfolio, compared to $2.3 billion, or approximately 3% of our investment portfolio as of December 31, 2013.
Our decision to operate with a slightly larger duration gap during the first three quarters of 2014 was consistent with our moderate leverage profile, the asymmetry of our duration gap between contraction and extension risks and our assessment of the correlation between mortgage spreads and interest rates. When extension risk is viewed as more significant, we will tend to operate with a smaller duration gap. When extension risk is deemed less significant, we will tend to operate with a larger duration gap. (For further discussion of our interest rate sensitivity, refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q.) In contrast to the spread correlation that we experienced in 2013, agency MBS performance has generally been inversely correlated with interest rate changes through the first three quarters of 2014, as spreads have widened when rates fell and tightened when rates rose. When agency MBS spreads are inversely correlated with interest rates, we tend to operate with a positive duration gap and when spreads are positively correlated with interest rates, we tend to operate with a very small or negative duration gap.
Looking ahead, we believe our portfolio is well positioned for a wide range of interest rate scenarios. In a declining rate environment, our significant holding of assets with favorable prepayment characteristics should gain in value relative to other mortgage investments. As of September 30, 2014, 75% of our fixed-rate securities, or 55% including net TBA mortgage positions, were comprised of loans with slower prepayment attributes (e.g., loans originated under the U.S. Government sponsored Home

Affordable Refinance Program, or “HARP”, and mortgage pools backed by lower loan balances), providing our portfolio with a significant amount of prepayment protection in a lower rate environment. In a rising rate environment, agency MBS valuations should benefit from lower supply dynamics. In addition, we believe that the Fed will remain a significant purchaser of agency MBS given its stated policy to reinvest paydowns on its portfolio into new agency MBS holdings for a considerable time following the conclusion of QE3 in the fourth quarter of 2014. Finally, we believe TBA dollar roll financing will remain attractive for some period of time, even if funding rates were to rise above, or become less “special” than, levels experienced during the first three quarters of 2014.
However, if conditions change resulting in higher interest rates and/or wider mortgage spreads, it would likely have an adverse impact on our net book value, assuming we took no further portfolio rebalancing actions. (For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q.) Furthermore, since we employ an active management strategy, the size and composition of our assets, liabilities and hedges will evolve based on our Manager’s view of the current market environment and relative risks and rewards and, consequently, the actual impact of changes in interest rates and mortgage spreads could differ materially from our estimates.
The following table summarizes interest rates and prices of generic fixed rate agency mortgage-backed securities as of each date presented below:

Interest Rate/Security Price [1]	Sept 30, 2013	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept 30, 2014	Sept 30, 2014 vs. June 30, 2014		Sept 30, 2014 vs. Dec. 31, 2013
LIBOR:
1-Month	0.18%	0.17%	0.15%	0.16%	0.16%	—	bps	--0.01	bps
3-Month	0.25%	0.25%	0.23%	0.23%	0.24%	+0.01	bps	--0.01	bps
6-Month	0.37%	0.35%	0.33%	0.33%	0.33%	—	bps	--0.02	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.32%	0.38%	0.42%	0.46%	0.57%	+0.11	bps	+0.19	bps
3-Year U.S. Treasury	0.63%	0.78%	0.90%	0.87%	1.04%	+0.17	bps	+0.26	bps
5-Year U.S. Treasury	1.38%	1.74%	1.72%	1.63%	1.76%	+0.13	bps	+0.02	bps
10-Year U.S. Treasury	2.61%	3.03%	2.72%	2.53%	2.49%	--0.04	bps	--0.54	bps
30-Year U.S. Treasury	3.69%	3.96%	3.56%	3.36%	3.20%	--0.16	bps	--0.76	bps
Interest Rate Swap Rate:
2-Year Swap	0.46%	0.49%	0.55%	0.58%	0.82%	+0.24	bps	+0.33	bps
3-Year Swap	0.76%	0.88%	0.99%	1.00%	1.30%	+0.30	bps	+0.42	bps
5-Year Swap	1.54%	1.79%	1.80%	1.70%	1.93%	+0.23	bps	+0.14	bps
10-Year Swap	2.77%	3.09%	2.84%	2.63%	2.64%	+0.01	bps	--0.45	bps
30-Year Swap	3.66%	3.93%	3.54%	3.33%	3.19%	--0.14	bps	--0.74	bps
30-Year Fixed Rate MBS Price:
3.0%	$97.70	$95.11	$96.53	$98.77	$98.59	-$0.18		+$3.48
3.5%	$101.83	$99.48	$100.59	$102.92	$102.23	-$0.69		+$2.75
4.0%	$104.86	$103.11	$103.94	$106.11	$105.41	-$0.70		+$2.30
4.5%	$106.80	$106.06	$106.69	$108.30	$107.91	-$0.39		+$1.85
15-Year Fixed Rate MBS Price:
2.5%	$100.61	$99.00	$99.92	$101.59	$100.55	-$1.04		+$1.55
3.0%	$103.53	$102.05	$102.72	$103.88	$102.98	-$0.90		+$0.93
3.5%	$105.58	$104.58	$104.83	$105.98	$105.11	-$0.87		+$0.53
4.0%	$106.25	$105.94	$105.78	$106.17	$105.69	-$0.48		-$0.25
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information can vary by source. Prices in the table above were obtained from a combination of Bloomberg and dealer indications. Interest rates were obtained from Bloomberg.

The following table summarizes recent prepayment trends for our portfolio:

Annualized Monthly Constant Prepayment Rates [1]	Dec. 2013	Jan. 2014	Feb. 2014	Mar. 2014	Apr. 2014	May 2014	June 2014	July 2014	Aug. 2014	Sept. 2014
AGNC portfolio	8%	8%	7%	6%	8%	9%	9%	10%	11%	10%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of September 30, 2014 and December 31, 2013, our investment portfolio consisted of $51.7 billion and $65.9 billion of agency MBS, respectively, and a $17.7 billion and $2.3 billion net long TBA position, at fair value, respectively.
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of September 30, 2014 and December 31, 2013, our TBA position had a net carrying value of $(21) million and $(5) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The following tables summarize certain characteristics of our agency MBS investment portfolio and our net TBA position as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP [2,3]	Weighted Average			Projected Life CPR [5]
						WAC [4]	Yield [5]	Age (Months)
Investments By Coupon: [1]
Fixed Rate
≤ 15-Year
≤ 2.5%	$6,357	$6,488	102.1%	$6,413	39%	2.96%	2.03%	23	8%
3.0%	4,413	4,546	103.0%	4,561	75%	3.49%	2.28%	31	8%
3.5%	5,697	5,898	103.5%	6,008	83%	3.93%	2.60%	40	9%
4.0%	4,874	5,105	104.7%	5,212	88%	4.40%	2.74%	46	10%
4.5%	508	534	105.1%	544	97%	4.87%	3.09%	49	11%
≥ 5.0%	7	7	104.3%	7	26%	6.47%	4.45%	81	13%
Total ≤ 15-Year	21,856	22,578	103.3%	22,745	70%	3.69%	2.42%	35	9%
20-Year
≤ 3.0%	331	329	99.2%	336	28%	3.55%	3.11%	16	6%
3.5%	718	734	102.2%	747	63%	4.05%	3.07%	19	9%
4.0%	84	88	104.7%	90	47%	4.53%	3.03%	37	9%
4.5%	105	112	107.0%	114	99%	4.89%	3.09%	46	10%
≥ 5.0%	5	5	106.2%	6	—%	5.91%	3.35%	76	19%
Total 20-Year:	1,243	1,268	102.0%	1,293	55%	4.04%	3.08%	22	8%
30-Year:
≤ 3.0%	1,661	1,642	98.9%	1,640	10%	3.58%	3.13%	16	5%
3.5%	9,197	9,699	105.5%	9,440	96%	4.03%	2.78%	27	6%
4.0%	10,406	11,054	106.2%	10,994	74%	4.37%	3.14%	26	7%
4.5%	2,389	2,552	106.8%	2,602	91%	4.96%	3.48%	42	8%
5.0%	188	201	106.6%	209	65%	5.45%	3.82%	77	10%
≥ 5.5%	221	242	109.4%	247	36%	6.23%	3.49%	93	16%
Total 30-Year	24,062	25,390	105.5%	25,132	79%	4.27%	3.05%	29	7%
Total Fixed Rate	47,161	49,236	104.4%	49,170	75%	4.00%	2.76%	31	8%
Adjustable Rate	887	902	101.7%	922	—%	3.75%	2.32%	37	21%
CMO	1,177	1,206	102.5%	1,224	—%	4.28%	2.86%	30	7%
Total / Weighted Average	$49,225	$51,344	104.3%	$51,316	71%	4.00%	2.76%	31	8%

	September 30, 2014
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR [5]
				Coupon [1]	Yield [5]	Age (Months)
Interest-Only Strips	$1,236	$192	$217	5.48%	10.16%	53	10%
Principal-Only Strips	250	194	197	—%	3.28%	33	7%
Total / Weighted Average	$1,486	$386	$414	4.56%	6.71%	43	9%
_______________________

1.
The weighted average coupon on our agency MBS classified as "AFS" was 3.53% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, was 3.65% as of September 30, 2014.

2.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,000 and $96,000 for 15-year and 30-year securities, respectively, as of September 30, 2014.

3.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 108% and 113% for 15-year and 30-year securities, respectively, as of September 30, 2014. Includes $938 million and $2.9 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of September 30, 2014.

	September 30, 2014
TBA Securities	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$(565)	$(570)	$(568)	$2
3.0%	365	377	376	(1)
3.5%	(1,939)	(2,038)	(2,037)	1
4.0%	(50)	(53)	(53)	—
Total 15-Year TBAs	(2,189)	(2,284)	(2,282)	2
30-Year TBA securities:
3.0%	3,097	3,051	3,047	(4)
3.5%	6,342	6,473	6,460	(13)
4.0%	10,300	10,842	10,837	(5)
4.5%	(291)	(313)	(314)	(1)
Total 30-Year TBAs	19,448	20,053	20,030	(23)
Total net TBA securities	$17,259	$17,769	$17,748	$(21)
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

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

As of September 30, 2014 and December 31, 2013, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.78% and 2.70%, respectively.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of September 30, 2014 and December 31, 2013, the weighted average final contractual maturity of our agency MBS portfolio was 21 and 19 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 6.8 and 6.5 years as of September 30, 2014 and December 31, 2013, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 8% and 7% as of September 30, 2014 and December 31, 2013, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio, including principal and interest-only strips, was 104.6% of par value as of September 30, 2014, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.
The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of September 30, 2014 and December 31, 2013 (dollars in millions):

	September 30, 2014				December 31, 2013
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$—	$—	—%	—%	$129	$129	3.07%	2.53%
> 1 year and ≤ 3 years	252	243	4.19%	2.44%	498	491	4.08%	2.25%
> 3 years and ≤ 5 years	19,885	19,687	3.39%	2.46%	24,471	24,342	3.59%	2.57%
> 5 years and ≤10 years	29,536	29,769	3.65%	2.93%	38,522	39,635	3.39%	2.73%
> 10 years	1,643	1,645	3.11%	3.16%	1,884	1,996	3.66%	2.96%
Total	$51,316	$51,344	3.53%	2.76%	$65,504	$66,593	3.47%	2.68%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.5 and 6.3 years as of September 30, 2014 and December 31, 2013, respectively, and the weighted average life of our principal-only strips was 8.7 and 8.6 years as of September 30, 2014 and December 31, 2013, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of September 30, 2014 and December 31, 2013, our ARM securities had a weighted average next reset date of 55 months and 64 months, respectively.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2014 and December 31, 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2014	$6,709	$(23)	$17,677	$(451)	$24,386	$(474)
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)

As of September 30, 2014, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for the three and nine months ended September 30, 2014. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "adjusted net interest expense" (defined as interest expense plus the periodic interest rate costs of our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income), "net spread and dollar roll income" (defined as interest income, TBA dollar roll income and dividends from REIT equity securities, net of adjusted net interest expense and operating expenses) and "estimated taxable income" and certain financial metrics derived from non-GAAP information, such as "cost of funds" and "net interest rate spread." By providing users of our financial information with such measures in addition to the related GAAP measures, we believe it gives users greater transparency into the information used by our management in its financial and operational decision-making and that it is meaningful information to consider related to: (i) the economic costs of financing our investment portfolio inclusive of interest rate swaps used to economically hedge against fluctuations in our borrowing costs, (ii) in the case of net spread and dollar roll income, our current financial performance without the effects of certain transactions that are not necessarily indicative of our current investment portfolio and operations, and (iii) in the case of estimated taxable income, information that is directly related to the amount of dividends we are required to distribute in order to maintain our REIT qualification status. However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, our results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2014 and December 31, 2013 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2014 and 2013 (in millions, except per share amounts):

Balance Sheet Data	September 30, 2014	December 31, 2013
	(unaudited)
Investment portfolio, at fair value	$51,730	$65,941
Total assets	$62,348	$76,255
Repurchase agreements and other debt	$46,123	$64,443
Total liabilities	$52,991	$67,558
Total stockholders' equity	$9,357	$8,697
Net asset value per common share as of period end [1]	$25.54	$23.93

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (unaudited)	2014	2013	2014	2013
Interest income	$357	$558	$1,141	$1,650
Interest expense [2]	88	145	291	416
Net interest income	269	413	850	1,234
Other (loss) income, net [2]	(37)	(1,072)	(655)	265
Expenses	35	42	106	130
Income (loss) before income tax	197	(701)	89	1,369
Provision for income tax, net	—	—	—	10
Net income (loss)	197	(701)	89	1,359
Dividend on preferred stock	7	3	16	10
Net income (loss) available (attributable) to common shareholders	$190	$(704)	$73	$1,349

Net income (loss)	$197	$(701)	$89	$1,359
Other comprehensive (loss) income [2]	(215)	880	1,180	(2,673)
Comprehensive (loss) income	(18)	179	1,269	(1,314)
Dividend on preferred stock	7	3	16	10
Comprehensive (loss) income (attributable) available to common shareholders	$(25)	$176	$1,253	$(1,324)

Weighted average number of common shares outstanding - basic and diluted	352.8	390.6	353.5	381.2
Net income (loss) per common share - basic and diluted	$0.54	$(1.80)	$0.21	$3.54
Comprehensive (loss) income per common share - basic and diluted	$(0.07)	$0.45	$3.54	$(3.47)
Dividends declared per common share	$0.65	$0.80	$1.95	$3.10

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (unaudited)	2014	2013	2014	2013
Average agency securities, at par	$50,498	$82,751	$54,955	$75,841
Average agency securities, at cost	$52,767	$86,407	$57,469	$79,744
Average total assets, at fair value	$64,061	$109,309	$68,438	$101,964
Average net TBA dollar roll position, at cost	$15,680	$131	$11,433	$15,577
Average repurchase agreements and other debt [3]	$46,694	$78,845	$51,516	$71,862
Average stockholders' equity [4]	$9,455	$10,064	$9,256	$10,718
Average coupon [5]	3.63%	3.50%	3.62%	3.60%
Average asset yield [6]	2.71%	2.59%	2.65%	2.75%
Average cost of funds [7]	(1.44)%	(1.39)%	(1.41)%	(1.37)%
Average net interest rate spread	1.27%	1.20%	1.24%	1.38%
Average net interest rate spread, including estimated TBA dollar roll income [8]	1.90%	1.14%	1.73%	1.86%
Average coupon (as of period end)	3.65%	3.54%	3.65%	3.54%
Average asset yield (as of period end)	2.78%	2.70%	2.78%	2.70%
Average cost of funds (as of period end) [9]	(1.42)%	(1.33)%	(1.42)%	(1.33)%
Average net interest rate spread (as of period end)	1.36%	1.37%	1.36%	1.37%
Net comprehensive (loss) income return on average common equity - annualized [10]	(1.1)%	7.1%	18.6%	(16.9)%
Economic (loss) return on common equity - annualized [11]	(1.1)%	8.7%	19.9%	(13.8)%
Leverage (average during the period) [12]	5.0:1	7.8:1	5.7:1	6.7:1
Leverage, including net TBA dollar roll position (average during the period) [13]	6.7:1	7.8:1	7.0:1	8.2:1
Leverage (as of period end) [14]	4.8:1	7.9:1	4.8:1	7.9:1
Leverage, including net TBA dollar roll position (as of period end) [15]	6.7:1	7.2:1	6.7:1	7.2:1
Expenses % of average total assets - annualized	0.22%	0.15%	0.21%	0.17%
Expenses % of average assets, including average net TBA dollar roll position - annualized	0.17%	0.15%	0.18%	0.15%
Expenses % of average stockholders' equity - annualized	1.47%	1.66%	1.53%	1.62%
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

15.	Leverage at period end, including net TBA dollar roll position, includes the components of "leverage (as of period end)" plus our net TBA position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$458	3.63%	$726	3.50%	$1,493	3.62%	$2,050	3.60%
Premium amortization	(101)	(0.92)%	(168)	(0.91)%	(352)	(0.97)%	(400)	(0.85)%
Interest income	$357	2.71%	$558	2.59%	$1,141	2.65%	$1,650	2.75%
Actual portfolio CPR	10%		10%		9%		10%
Projected life CPR as of period end	8%		8%		8%		8%
Average 30-year fixed rate mortgage rate as of period end [1]	4.19%		4.22%		4.19%		4.22%
10-year U.S. Treasury rate as of period end	2.49%		2.61%		2.49%		2.61%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are our average agency MBS portfolio size and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the decline in interest income between the current and prior year periods ended September 30, 2014 and 2013 (in millions):

Impact of Changes in Principal Elements Impacting Interest Income
Period Ended September 30, 2014 vs. September 30, 2013
		Due to Change in Average [1]
	Net Decrease	Portfolio Size	Asset Yield
Three months ended	$(201)	$(217)	$16
Nine months ended	$(509)	$(465)	$(44)
______________________

1.
Variances that are the combined effect of changes in portfolio size and asset yield, but cannot be separately identified, are allocated to the portfolio size and asset yield variances based on their respective relative amounts.

The average par value of our agency MBS portfolio decreased by 39% and 28% for the three and nine months ended September 30, 2014 over the prior year period, respectively, reflective of a shift from agency MBS repo funded assets to TBA dollar roll funded assets and a smaller capital base due to common stock share repurchases and portfolio losses incurred during the second half of 2013. Because we recognize TBA dollar rolls as derivative instruments under GAAP, our reported interest income does not include our TBA dollar roll income, which we report in gain/loss on derivative instruments and other securities, net in our accompanying consolidated financial statements in this Form 10-Q.
Our average asset yield for the three and nine months ended September 30, 2014 was also impacted by changes in our asset composition and fluctuations in "catch-up" premium amortization adjustments recognized due to changes in our projected life CPR forecasts. Excluding "catch-up" premium amortization adjustments, our average asset yield for the three and nine months ended September 30, 2014 was 2.73% and 2.71%, respectively, compared to 2.65% and 2.62% for the three and nine months ended September 30, 2013, respectively.

Leverage
Our leverage was 4.8 times and 7.3 times our stockholders' equity as of September 30, 2014 and December 31, 2013, respectively, measured as the sum of our agency MBS repo agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 6.7 times and 7.5 times our stockholders' equity as of September 30, 2014 and December 31, 2013, respectively. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repo and other debt leverage calculations; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet repo agreements. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet repurchase commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we commonly refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our average and quarter-end repo and other debt balance, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Agency MBS Repurchase Agreements and Other Debt [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2014	$46,694	$50,989	$44,368	$15,680	$17,769	5.0:1	6.7:1	4.8:1	6.7:1
June 30, 2014	$50,448	$52,945	$48,362	$13,963	$18,184	5.6:1	7.1:1	5.0:1	6.9:1
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	6.7:1	7.2:1	5.9:1	7.6:1
December 31, 2013	$71,260	$80,706	$62,124	$(486)	$2,276	7.6:1	7.5:1	7.3:1	7.5:1
September 30, 2013	$78,845	$83,859	$79,117	$131	$(7,060)	7.8:1	7.8:1	7.9:1	7.2:1
June 30, 2013	$66,060	$71,102	$71,102	$28,904	$15,285	5.9:1	8.4:1	7.0:1	8.5:1
March 31, 2013	$70,591	$75,580	$67,122	$17,892	$27,294	6.5:1	8.2:1	5.7:1	8.1:1
_______________________

1.	Excludes U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

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

The decline in our "at risk" leverage from December 31, 2013 to September 30, 2014 was a function of portfolio deleveraging and net portfolio gains recognized during the nine months ended September 30, 2014.

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
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance, includes periodic interest costs on our interest rate swaps reported in gain (loss)

on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees and costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position, but does however include interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, relative to our repo funded assets, our cost of funds is higher than if we allocated our swap hedge costs to our TBA dollar roll funded assets.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2014		2013		2014		2013
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Repurchase agreement and other debt interest expense	$50	0.41%	$98	0.49%	$170	0.44%	$272	0.51%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	38	0.33%	47	0.24%	121	0.31%	144	0.27%
Total interest expense	88	0.74%	145	0.73%	291	0.75%	416	0.78%
Other periodic interest costs of interest rate swaps, net	82	0.70%	131	0.66%	252	0.66%	320	0.60%
Total adjusted net interest expense and cost of funds	$170	1.44%	$276	1.39%	$543	1.41%	$736	1.37%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the average amount of repurchase agreements and interest rate swaps outstanding and our cost of funds. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense for the three and nine months ended September 30, 2014 and 2013 (in millions):

Impact of Changes in the Principle Elements of Adjusted Net Interest Expense
Period Ended September 30, 2014 vs. September 30, 2013
		Due to Change in Average [1]
	Decrease	Repo / Swap Balance	Repo / Swap Rate
Three months ended:
Repurchase agreements and other debt expense	$(48)	$(40)	$(8)
Periodic interest rate swap costs [2]	(58)	(64)	6
Total change in adjusted net interest expense	$(106)	$(104)	$(2)

Nine months ended:
Repurchase agreements and other debt expense	$(102)	$(77)	$(25)
Periodic interest rate swap costs [2]	(91)	(123)	32
Total change in adjusted net interest expense	$(193)	$(200)	$7
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

The decline in our adjusted net interest expense was primarily a function of a smaller average repo and other debt balance outstanding in correlation with a smaller agency MBS portfolio balance. Despite a decline in our average repo rate of 8 bps and 7 bps for the three and nine months ended September 30, 2014, respectively, our average average cost of funds increased due to a higher ratio of interest rate swaps in effect to repo outstanding and an increase in our weighted average swap rate. The table below presents a summary of our average repo and interest rates swaps in effect outstanding for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Debt and Interest Rate Swaps Outstanding	2014	2013	2014	2013
Average repurchase agreements and other debt	$46,694	$78,845	$51,516	$71,862
Average notional amount of interest rate swaps [1]	$32,211	$50,370	$35,331	$48,117
Average ratio of interest rate swaps to repurchase agreements and other debt outstanding	69%	64%	69%	67%

Weighted average pay rate on interest rate swaps	1.69%	1.64%	1.62%	1.54%
Weighted average receive rate on interest rate swaps	0.21%	0.24%	0.21%	0.25%
Weighted average net pay rate on interest rate swaps	1.48%	1.40%	1.41%	1.29%
 _______________________

1.	Average notional amount of interest rate swaps excludes forward starting swaps not in effect during the periods presented.
Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve. As of September 30, 2014, we had $13.2 billion of forward starting interest rate swaps outstanding with a weighted average forward start date of 1.4 years through April 2019 and a weighted average fixed pay rate of 3.05%. As of September 30, 2013, we had no forward starting interest rate swaps outstanding.

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization(non-GAAP financial measures) for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net interest income	$269	$413	$850	$1,234
Other periodic interest costs of interest rate swaps, net [1]	(82)	(131)	(252)	(320)
Dividend from REIT equity securities	2	—	18	—
TBA dollar roll income [1]	152	(12)	338	325
Adjusted net interest income	341	270	954	1,239
Operating expenses	35	42	106	130
Net spread and dollar roll income	306	228	848	1,109
Dividend on preferred stock	7	3	16	10
Net spread and dollar roll income available to common shareholders	299	225	832	1,099
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	3	12	28	(75)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common shareholders	$302	$237	$860	$1,024

Weighted average number of common shares outstanding - basic and diluted	352.8	390.6	353.5	381.2
Net spread and dollar roll income per common share - basic and diluted	$0.85	$0.58	$2.35	$2.88
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.86	$0.61	$2.43	$2.69
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income

Net spread and dollar roll income, excluding "catch-up" premium amortization, for the three months ended September 30, 2014 increased by $0.25 per common share, despite a 14% decrease in average "at risk" leverage compared to the prior year period. Net spread income for the three months ended September 30, 2014 benefited from a larger TBA position and favorable implied financing rates available in the TBA dollar roll market. Our average net interest rate spread, inclusive of TBA dollar roll income, was 1.90% for the three months ended September 30, 2014, compared to 1.14% for the prior year period (or 1.92% and 1.20%, excluding "catch-up" amortization, respectively).
Net spread and dollar roll income, excluding "catch-up" premium amortization, for the nine months ended September 30, 2014 decreased by $(0.26) per common share due to a 15% decrease in average "at risk" leverage, while TBA dollar roll income was largely unchanged over the prior year period. Our average net interest rate spread, inclusive of TBA dollar roll income, was 1.73% for the nine months ended September 30, 2014, compared to 1.86% for the prior year period (or 1.79% and 1.73%, excluding catch-up amortization, respectively).

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Agency MBS sold, at cost	$(8,763)	$(25,147)	$(25,640)	$(60,541)
Proceeds from agency MBS sold [1]	8,777	24,414	25,657	59,799
Net gain (loss) on sale of agency MBS	$14	$(733)	$17	$(742)

Gross gain on sale of agency MBS	$41	$2	$132	$183
Gross loss on sale of agency MBS	(27)	(735)	(115)	(925)
Net gain (loss) on sale of agency MBS	$14	$(733)	$17	$(742)
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales were primarily a function of shifting our portfolio to TBA dollar roll funded assets, reducing leverage and repositioning our investment portfolio.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Periodic interest costs of interest rate swaps, net [1]	$(82)	$(131)	$(252)	$(320)
Realized gain on derivative instruments and other securities, net:
TBA securities - dollar roll income/(expense)	152	(12)	338	325
TBA securities - mark-to-market net gain/(loss)	102	(644)	316	(789)
Payer swaptions	(53)	277	(161)	224
U.S. Treasury securities - long position	(3)	5	16	(7)
U.S. Treasury securities - short position	(102)	338	(192)	426
U.S. Treasury futures - short position	(3)	38	(25)	45
Interest rate swap termination fees	(67)	19	(29)	40
REIT equity securities	20	—	68	—
Other	(3)	—	(10)	(2)
Total realized gain on derivative instruments and other securities, net	43	21	321	262
Unrealized (loss) gain on derivative instruments and other securities, net: [2]
TBA securities - mark-to-market net gain/(loss)	(221)	574	(17)	(292)
Interest rate swaps	123	(110)	(712)	1,247
Payer swaptions	39	(411)	1	52
Interest and principal-only strips	4	14	31	(8)
U.S. Treasury securities - long position	(5)	41	56	57
U.S. Treasury securities - short position	58	(248)	(70)	8
U.S. Treasury futures - short position	3	(87)	(30)	(31)
Debt of consolidated VIEs	6	—	(6)	33
REIT equity securities	(22)	—	3	—
Other	3	(2)	3	(1)
Total unrealized (loss) gain on derivative instruments and other securities, net	(12)	(229)	(741)	1,065
Total (loss) gain on derivative instruments and other securities, net	$(51)	$(339)	$(672)	$1,007
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our consolidated financial statements in this Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a base management fee payable monthly in arrears in an amount equal to one twelfth of 1.25% of our Equity. Our Equity is defined as our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $30 million and $35 million for the three months ended September 30, 2014 and 2013, respectively, and $89 million and $105 million for the nine months ended September 30, 2014 and 2013, respectively. The decline in our management fees was a function of our smaller capital base due to the combination of share repurchases and net realized losses on our portfolio during the second half of calendar year 2013.
General and administrative expenses were $5 million and $7 million for the three months ended September 30, 2014 and 2013, respectively, and $17 million and $25 million for the nine months ended September 30, 2014 and 2013, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. The decline in our general and administrative expenses was largely due to a smaller average portfolio size.

Our total operating expense as a percentage of our average stockholders' equity was 1.47% and 1.66% for the three months ended September 30, 2014 and 2013, respectively, and 1.53% and 1.62% for the nine months ended September 30, 2014 and 2013, respectively.

Dividends and Income Taxes
For the three months ended September 30, 2014 and 2013, we had estimated taxable income available to common shareholders of $85 million and $113 million (or $0.24 and $0.29 per common share), respectively, and for the nine months ended September 30, 2014 and 2013, we had estimated taxable income available to common shareholders of $352 million and $700 million (or $1.00 and $1.84 per common share), respectively.
As a REIT, we are required to distribute annually 90% of our ordinary taxable income to maintain our status as a REIT and all of our taxable income to avoid Federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of net premiums paid on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.
The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2014 and 2013 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Net income (loss)	$197	$(701)	$89	$1,359
Estimated book to tax differences:
Premium amortization, net	(7)	(6)	19	(115)
Realized losses (gains), net	136	(255)	177	(323)
Capital loss (carryforward) / in excess of capital gain	(246)	849	(658)	849
Unrealized losses (gains), net	12	229	741	(1,065)
Other	—	—	—	5
Total book to tax differences	(105)	817	279	(649)
Estimated REIT taxable income	92	116	368	710
Dividend on preferred stock	7	3	16	10
Estimated REIT taxable income available to common shareholders	$85	$113	$352	$700
Weighted average number of common shares outstanding - basic and diluted	352.8	390.6	353.5	381.2
Estimated REIT taxable income per common share - basic and diluted	$0.24	$0.29	$1.00	$1.84

Beginning cumulative non-deductible capital losses	$1,373	$—	$1,785	$—
Non-deductible capital losses in excess of capital gains	—	849	—	849
Utilization of capital loss carryforward	(246)	—	(658)	—
Ending cumulative non-deductible capital losses	$1,127	$849	$1,127	$849
Ending cumulative non-deductible capital losses per common share	$3.19	$2.21	$3.19	$2.21
Taxable income for the three and nine months ended September 30, 2013 excludes $849 million of estimated net capital losses, which were not deductible from our ordinary taxable income. Taxable income for the three and nine months ended September 30, 2014 excludes $246 million and $658 million of estimated net capital gains, respectively, which were applied against our prior year net capital loss carryforward. Net capital losses can be carried forward and applied against future net capital gains for up five years.
Our ordinary taxable income determines our minimum dividend distribution requirement to maintain our qualification as a REIT. We have distributed all of our 2013 taxable income within the allowable time frame, including the available spill-back provision, so that we will not be subject to U.S. federal or state corporate income tax. As of September 30, 2014, we have distributed an estimated $130 million in excess of our estimated cumulative taxable income, including our dividends payable.
Our "Earnings and Profits" (or "E&P") determines the character of our dividend distributions for shareholders (i.e. whether our dividend distributions are characterized as "ordinary income" or a "return of capital" for shareholders). E&P generally conforms to taxable income; however, the utilization of net capital loss carryforwards does not reduce our current year E&P. Therefore, although our 2014 dividend distributions are anticipated to exceed our 2014 taxable income, we do not anticipate that our distributions will exceed our current year E&P and, as such, we anticipate that our 2014 dividend distributions will represent "ordinary income" for shareholders when the final character of our dividends is determined and reported to shareholders on Form 1099-DIV after the end of the calendar year.
The following table summarizes dividends declared on our Series A Preferred Stock, Series B Preferred Stock (each underlying depositary share representing a 1/1000th interest in a share of our Series B Preferred Stock) and common stock during the nine months ended September 30, 2014 and 2013:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
September 30, 2014	$0.50000	$0.484375	$0.65
June 30, 2014 [1]	0.50000	0.360590	0.65
March 31, 2014	0.50000	—	0.65
Total	$1.50000	$0.844965	$1.95

September 30, 2013	$0.50000	$—	$0.80
June 30, 2013	0.50000	—	1.05
March 31, 2013	0.50000	—	1.25
Total	$1.50000	$—	$3.10
_______________________

1.	Series B Preferred Stock depositary share dividend amount includes dividends payable for a partial dividend period.
Our TRS is subject to corporate federal and state income taxes at the combined federal and state corporate statutory tax rate of 39.5%. For the three and nine months ended September 30, 2014 and three months ended September 30, 2013, we recorded no provision for income taxes attributable to our TRS. For the nine months ended September 30, 2013, we recorded an income tax provision of $10 million attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three and nine months ended September 30, 2014 and 2013 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2014	2013	2014	2013
Unrealized (loss) gain on AFS securities, net:
Unrealized (loss) gain, net	$(239)	$100	$1,076	$(3,559)
Reversal of prior period unrealized (gain) loss, net, upon realization	(14)	733	(17)	742
Unrealized (loss) gain on AFS securities, net:	(253)	833	1,059	(2,817)
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	38	47	121	144
Total other comprehensive (loss) income	$(215)	$880	$1,180	$(2,673)

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
Preferred Stock Offering
In May 2014, we completed a public offering in which 7.0 million depositary shares were sold to the underwriters at a price of $24.2125 per depositary share, for proceeds, net of offering expenses, of approximately $169 million. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock. Our Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with our Series A Preferred Stock. Holders of depositary shares have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of the $25.00 per depositary share liquidation preference before holders of our common stock are entitled to receive any dividends. For further details regarding our Series A and Series B Preferred Stock please refer to Note 9 of our consolidated financial statements in this Form 10-Q.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provides for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. In January 2014, our Board of Directors increased the authorized amount by an additional $1 billion of our outstanding shares of common stock through December 31, 2014. In October 2014, our Board of Directors extended its authorization through December 31, 2015. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
We did not repurchase any shares of our common stock during the three months ended September 30, 2014. During the nine months ended September 30, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. As of September 30, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.

Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage as of September 30, 2014 was 4.8 times our stockholders' equity, measured as the sum of our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
As of September 30, 2014, our agency MBS repurchase agreements had a weighted average cost of funds of 0.41% and a weighted average remaining days-to-maturity of 152 days, excluding amounts borrowed under U.S. Treasury repurchase agreements.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2014, we had master repurchase agreements with 36 financial institutions located throughout North America, Europe and Asia. As of September 30, 2014, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 11% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of September 30, 2014. For further details regarding our borrowings under repurchase agreements and other debt as of September 30, 2014, please refer to Note 5 to our consolidated financial statements in this Form 10-Q.

	September 30, 2014
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	19	62%
Asia	5	13%
Europe	12	25%
	36	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2014, haircuts on our pledged collateral remained stable and as of September 30, 2014, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of September 30, 2014, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $3.9 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
Excluding centrally cleared interest rate swaps, as of September 30, 2014, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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
TBA Dollar Roll Transactions
We may also enter into TBA dollar roll transactions as a means of leveraging (long TBAs) or deleveraging (short TBAs) our investment portfolio. TBA dollar roll transactions represent a form of off-balance sheet financing and are accounted for as derivative instruments in our accompanying consolidated financial statements in this Form 10-Q. Inclusive of our net TBA position, as of September 30, 2014, our total "at risk" leverage was 6.7 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2014, we had a net long TBA position with a market value and a total contract price of $17.7 billion and $17.8 billion, respectively, and a total net carrying value of $(21) million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Form 10-Q.

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
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities in a rising interest rate scenario at or above generic TBA prices. As of September 30, 2014, approximately 92% of our fixed rate agency MBS portfolio was eligible for TBA delivery.

Off-Balance Sheet Arrangements

As of September 30, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of September 30, 2014 and December 31, 2013 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the projected net interest income, investment portfolio value and net asset value at the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2014 and December 31, 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of September 30, 2014
-100 Basis Points	-1.6%	+0.1%	+0.9%
-50 Basis Points	+2.8%	+0.4%	+2.9%
+50 Basis Points	-1.6%	-0.7%	-5.4%
+100 Basis Points	-3.9%	-1.6%	-12.3%

As of December 31, 2013
-100 Basis Points	+1.8%	+1.1%	+9.0%
-50 Basis Points	+6.8%	+0.8%	+6.1%
+50 Basis Points	-3.6%	-0.8%	-6.4%
+100 Basis Points	-7.2%	-1.7%	-13.1%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury securities. Also excludes costs associated with our TBA position and TBA dollar roll income/loss. Base case scenario assumes interest rates and forecasted CPR of 8% and 7% as of September 30, 2014 and December 31, 2013, respectively. As of September 30, 2014, rate shock scenarios assume a forecasted CPR of 10%, 9%, 7% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2013, rate shock scenarios assume a forecasted CPR of 10%, 8%, 7% and 6% for such scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to a decrease/increase in the forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The change in our interest rate sensitivity as of September 30, 2014 compared to December 31, 2013 was a function of a flatter yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of September 30, 2014 and December 31, 2013 should spreads between our mortgage assets and benchmark interest rates go up or down by 10 and 25 basis points. These estimated impacts of spread changes are in addition to our sensitivity to interest rate shocks included in the interest rate shock table above. The table below assumes a spread duration of 5.3 years and 5.5 years based on interest rates and MBS prices as of September 30, 2014 and December 31, 2013, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and will generally increase as interest rates rise and prepayments slow. Additionally, we have limited transparency into the underlying investment and hedge portfolios of the other agency mortgage REITs in which we invest. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of September 30, 2014
-25 Basis Points	+1.4%	+10.7%
-10 Basis Points	+0.6%	+4.3%
+10 Basis Points	-0.6%	-4.3%
+25 Basis Points	-1.4%	-10.7%

As of December 31, 2013
-25 Basis Points	+1.3%	+10.1%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.1%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, U.S. Treasury securities and cash. As of September 30, 2014, we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $3.9 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	November 6, 2014