Form 10-K
period 2014-12-31
American Capital Agency Corp
filed 2015-02-25
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2014
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
(301) 968-9300
(Registrant's telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The NASDAQ Global Select Market
8.000% Series A Cumulative Redeemable Preferred Stock	The NASDAQ Global Select Market
7.750% Series B Cumulative Redeemable Preferred Stock	The NASDAQ Global Select Market

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
Large accelerated filer     ☒                    Accelerated filer    ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of June 30, 2014, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $7.3 billion based upon the closing price of the Registrant's common stock of $23.41 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2015 was 352,788,707.
DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2015 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AMERICAN CAPITAL AGENCY CORP.

PART I.

Item 1. Business
American Capital Agency Corp. ("AGNC," the "Company," "we," "us" and "our") was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The NASDAQ Global Select Market under the symbol "AGNC."   We are externally managed by American Capital AGNC Management, LLC (our "Manager"), an affiliate of American Capital, Ltd. ("American Capital").
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
Our principal objective is to preserve our net book value (also referred to as "net asset value," "NAV" and "stockholders' equity") while generating attractive risk-adjusted returns for distribution to our stockholders through regular monthly dividends from the combination of our net interest income and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
Our Investment Strategy
Our investment strategy is designed to:

•	manage an investment portfolio consisting primarily of agency securities and assets reasonably related to agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency securities market;

•	manage financing, interest rate, prepayment and extension risks;

•	preserve our net book value;

•	provide regular monthly distributions to our common stockholders;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
 Our Targeted Investments
Agency Mortgage-Backed Securities
The agency MBS in which we invest consist of agency residential pass-through certificates and collateralized mortgage obligations:

•
Agency Residential Pass-Through Certificates. Agency residential pass-through certificates are securities representing interests in "pools" of mortgage loans secured by residential real property where monthly payments of both principal and interest are guaranteed by a GSE to holders of the securities, in effect "passing through" the monthly payments made by the individual borrowers on the mortgage loans that underlie the securities, net of fees paid to the issuer/guarantor and servicers of the securities, to the holders of the securities. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the holders of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

•
Agency Collateralized Mortgage Obligations. Agency CMOs are securities that are structured instruments representing interests in agency residential pass-through certificates. Agency CMOs consist of multiple classes of securities, with each class having specified characteristics, including stated maturity dates, weighted average lives and rules governing principal and interest distribution. Monthly payments of principal and interest, including prepayments, are typically returned to different classes based on rules described in the trust documents. Principal and interest payments may also be divided between holders of different securities in the agency CMO and some securities may only receive interest payments while others may only receive principal payments.
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
Agency MBS differ from other forms of traditional debt securities, which normally provide for periodic payments of interest in fixed amounts with principal payments at maturity or on specified call dates. Instead, agency MBS provide for a monthly payment, which may consist of both principal and interest. In addition, principal may be prepaid, without penalty, at par at any time due to prepayments on the underlying mortgage loans. These differences can result in significantly greater price and yield volatility than is the case with traditional fixed-income securities.
Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to GSE guarantee fees, underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of such loans from our securities can materially impact the rate of prepayments. Generally, prepayments on agency MBS increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case. We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets.
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
Agency MBS are collateralized by pools of either fixed-rate mortgage loans, adjustable-rate mortgage loans ("ARMs") or hybrid ARMs. Hybrid ARMs are mortgage loans that have interest rates that are fixed for an initial period (typically three, five, seven or 10 years) and, thereafter, reset at regular intervals subject to interest rate caps. Our allocation of investments among securities collateralized by fixed-rate mortgage loans, ARMs or hybrid ARMs depends on our assessment of the relative value of the securities, which is based on numerous factors including, but not limited to, expected future prepayment trends, supply and demand, costs of financing, costs of hedging, expected future interest rate volatility and the overall shape of the U.S. Treasury and interest rate swap yield curves.
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
Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package mortgage loans into guaranteed MBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities or, on the underlying loans held within the securitization trust, in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and

Freddie Mac (referred to as "conforming loans") and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.
Ginnie Mae:
Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration ("FHA"), or partially guaranteed by the Department of Veterans Affairs and other loans eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts which may be required to be paid under any guaranty by Ginnie Mae. Ginnie Mae certificates are primarily backed by single-family mortgage loans.
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
 Our Active Portfolio Management Strategy
Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preservation of our net book value. Our active management strategy involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, options on agency securities, agency CMOs and other assets reasonably related to agency securities based on our Manager's continual assessment of the relative risk-return profile of these securities and ability to hedge a portion of our exposure to market risks. Therefore, the composition of our portfolio and hedging strategies will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes will provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available elsewhere in the agency securities market. We may also experience gains or losses as a result of our hedging strategies. Our leverage may also fluctuate as we pursue our active management strategy, but we generally would expect our leverage to be six to eleven times our stockholders' equity.
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
Our Board of Directors has approved the following investment guidelines:

•	all of our investments (other than for hedging purposes and investments in approved broker-dealers) shall be in agency securities or in assets reasonably related to agency securities;

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes;

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act; and

•	prior to entering into any proposed investment transaction with American Capital or any of its affiliates, a majority of our independent directors must approve the terms of the transaction.

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
Our leverage may vary periodically depending on market conditions, our Manager's assessment of risk and returns and our ability to continue to borrow funds sufficient to fund acquisitions of agency securities. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
We have master repurchase agreements with 34 financial institutions as of December 31, 2014. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required "haircuts," purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
We may also seek to obtain other sources of financing depending on market conditions. We may finance the acquisition of agency MBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying agency MBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance and off-balance sheet financing.
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

•
Interest Rate Risk. We hedge some of our exposure to potential interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as three month LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements; therefore, we may experience reduced income or losses due to adverse rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs.

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

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also purchase or sell TBA contracts and utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities.
Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our agency securities and the benchmark yield on U.S. Treasury securities or interest rate swaps. The inherent spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve ("Fed"), liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our agency securities and our net book value could decline.
The risk management actions we take may lower our earnings and dividends. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can be no certainty that our Manager's projections of our exposures to interest rates, prepayments, extension or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.
Income from hedging transactions that we enter into to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs (see "Real Estate Investment Trust Requirements"). Therefore, we may have to limit our use of certain advantageous hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedges through a taxable REIT subsidiary ("TRS"). Implementing our hedges through a TRS could increase the cost of our hedging activities because a TRS is subject to tax on income and gains.
Other Investment Strategies
We may enter into other short or long term investment strategies as the opportunities arise.
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital, Ltd., a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate, energy & infrastructure and structured products. American Capital, founded in 1986, manages $22 billion of assets, including assets on its balance sheet and fee earning assets under management by affiliated managers, with $86 billion of total gross assets under management (including levered assets) as of December 31, 2014. American Capital has eight offices in the United States and Europe.
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
The Management Agreement
We have entered into a management agreement with our Manager with a current renewal term through May 20, 2015, and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of any automatic subsequent renewal term, provided that either party provides 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
We pay our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated other comprehensive income ("OCI") (a separate component of stockholders' equity), each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement.
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
Taxation of REITs in General
Provided that we continue to qualify as a REIT, we will generally be entitled to a deduction for dividends that we pay and, therefore, will not be subject to federal corporate income tax on our taxable income that is currently distributed to our stockholders. This treatment substantially eliminates the "double taxation" at the corporate and stockholder levels that generally results from investment in a domestic corporation. In general, the income that we generate is taxed only at the stockholder level upon a distribution of dividends to our stockholders.
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

•
We may be required to pay monetary penalties to the Internal Revenue Service ("IRS") in certain circumstances, including if we fail to meet record keeping requirements intended to monitor our compliance with rules relating to the composition of a REIT's stockholders, as described below in "Requirements for Qualification-General."

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

•
The earnings of our subsidiaries, including our TRSs, are subject to federal corporate income tax to the extent that such subsidiaries are subchapter C corporations and are not qualified REIT subsidiaries ("QRS").

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
The Internal Revenue Code provides relief from violations of the REIT gross income requirements, as described below under "Income Tests," in cases where a violation is due to reasonable cause and not to willful neglect and other requirements are met, including the payment of a penalty tax that is based upon the magnitude of the violation. In addition, certain provisions of the Internal Revenue Code extend similar relief in the case of certain violations of the REIT asset requirements (see "Asset Tests" below) and other REIT requirements, again provided that the violation is due to reasonable cause and not willful neglect and other conditions are met, including the payment of a penalty tax. If we fail to satisfy any of the various REIT requirements, there can be no assurance that these relief provisions would be available to enable us to maintain our qualification as a REIT, and, if such relief provisions are available, the amount of any resultant penalty tax could be substantial.
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

2.
At least 95% of our gross income in each taxable year, excluding gross income from prohibited transactions and certain hedging transactions, must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gains from the sale or disposition of stock or securities, which need not have any relation to real property.

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
We purchase and sell agency MBS through TBA contracts and recognize income or gains from the disposition of those TBAs, through dollar roll transactions or otherwise, and may continue to do so in the future. While there is no direct authority with respect to the qualification of income or gains from dispositions of TBAs as gains from the sale of real property (including interests in real property and interests in mortgages on real property) or other qualifying income for purposes of the 75% gross income test, we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that, for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBA contracts should be treated as gain from the sale or disposition of the underlying agency securities. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such income is not qualifying income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to qualify as a REIT if a sufficient portion of our income consists of income or gains from the disposition of TBAs.
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

1.
At least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. Government securities, and, under some circumstances, temporary investments in stock or debt instruments purchased with new capital. For this purpose, real estate assets include some kinds of MBS and mortgage loans, as well as interests in real property and stock of other corporations that qualify as REITs. Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

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
If we should fail to satisfy the asset tests at the end of a calendar quarter, such a failure would not cause us to lose our REIT qualification if we (1) satisfied the asset tests at the close of the preceding calendar quarter and (2) the discrepancy between the value of our assets and the asset requirements was not wholly or partly caused by an acquisition of non-qualifying assets, but instead arose from changes in the market value of our assets. If the condition described in (2) were not satisfied, we still could avoid disqualification by eliminating any discrepancy within 30 days after the close of the calendar quarter in which it arose or by making use of relief provisions described under "Failure to Qualify" below.
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
It is also possible that, from time to time, we may not have sufficient cash to meet the distribution requirements due to timing differences between our actual receipt of cash and our inclusion of items in income for federal income tax purposes. For example, mortgage-backed securities that are issued at a discount generally require the accrual of taxable economic interest in advance of receipt in cash.

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
Failure to Qualify
If we should fail to satisfy one or more requirements for REIT qualification, we may still qualify as a REIT if there is reasonable cause for the failure and not due to willful neglect and other applicable requirements are met, including completion of applicable IRS filings. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. Furthermore, if we satisfy the relief provisions and maintain our qualification as a REIT, we may be still subject to a penalty tax. The amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest corporate tax rate (currently 35%) if that amount exceeds $50,000 per failure, and, in case of income test failures, will be a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.
If we fail to qualify for taxation as a REIT in any taxable year, and the relief provisions described above do not apply, we would be subject to federal and state income tax, including any applicable alternative minimum tax, on our taxable income at regular corporate rates. We cannot deduct distributions to stockholders in any year in which we are not a REIT, nor would we be required to make distributions in such a year. In this situation, to the extent of current and accumulated earnings and profits, distributions to domestic common stockholders that are individuals, trusts and estates will generally be taxable as a qualified dividend eligible for the maximum federal tax rate of 20% provided that the shares have been held for more than 60 days during the 121 day period beginning 60 days before the ex-dividend date. For certain distributions to preferred stockholders, the relevant holding period is at least 91 days out of the 181 day period beginning 90 days before the ex–dividend date. In addition, subject to the limitations of the Internal Revenue Code, corporate distributees may be eligible for the dividends received deduction. Unless we are entitled to relief under specific statutory provisions, we would also be disqualified from re-electing to be taxed as a REIT for the four taxable years following the year during which we lost qualification. It is not possible to state whether, in all circumstances, we would be entitled to this statutory relief.
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

From time to time, the Fed may engage in large scale purchases of agency MBS and U.S. Treasury securities in the private market through a competitive process, with the goal of supporting mortgage markets and promoting its monetary policy objectives. We cannot predict the impact of the Fed's actions on the prices and liquidity of agency MBS. During periods in which the Federal Reserve purchases significant volumes of agency MBS, yields on agency MBS will likely be lower, refinancing volumes will likely be higher, and market volatility will likely be considerably higher than would have been absent its large scale purchases. Further, there is also a risk that when the Fed reduces its purchases of agency MBS, or sells some or all of its holdings of agency MBS, the pricing of our agency MBS portfolio and our net book value could be adversely affected.

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
We use debt financing as a strategy to increase our return on equity. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including the following:

•	our lenders do not make repurchase or other financing agreements available to us at acceptable rates;

•	lenders with whom we enter into repurchase or other financing agreements subsequently exit the market;

•	our lenders require that we pledge additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Consequently, we cannot assure you that any, or sufficient, financing will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common and preferred stock and our ability to make distributions on our common and preferred stock.
An increase in our borrowing costs would adversely affect our financial condition and results of operations.
Our borrowing costs may increase for any of the following reasons:
•short-term interest rates increase;
•the market value of our investments decreases;
•the "haircut" applied to our assets under our repurchase agreements increases;
•interest rate volatility increases; or
•the availability of financing in the market decreases.
An increase in our borrowing costs will reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. Moreover, due to the short-term nature of our repurchase agreements used to finance our investments, our borrowing costs are particularly sensitive to increases in short-term interest rates. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect the returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
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
The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a "flattening" of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio.

Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve "inversion"), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be hindered.
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
We use our investments as collateral for our financings. A decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Any fixed-rate securities we invest in generally will be more negatively affected by increases in interest rates than adjustable-rate securities. Our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in other comprehensive income (a component of equity). As a result, a decline in the fair value of our mortgage-related securities could reduce both our comprehensive income and stockholders' equity. If market conditions result in a decline in the fair value of our assets it will decrease the amounts we may borrow to purchase additional mortgage-related investments, which may restrict our ability to increase our net income, and our financial condition and results of operations could be adversely affected.
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
There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of interest rate, mortgage spread, prepayment, extension and liquidity risks and other exposures and thus some risks will generally not be hedged. Alternatively, our Manager may fail to properly assess a risk to our investment portfolio or may fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related liability;

•
the amount of income that a REIT may earn from hedging transactions, other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS, is limited by federal tax provisions governing REITs;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of our interest rate hedges declines due interest rate fluctuations, lapse of time or other factors, reducing our stockholders' equity.
Furthermore, our hedging strategies may adversely affect us because hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity. Those costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Consequently, we could incur significant hedging-related costs without any corresponding economic benefits, especially if our hedging strategies are not effective.
Our hedging strategies are generally not designed to mitigate spread risk.
When the market spread widens between the yield on our agency securities and benchmark interest rates, our net book value could decline if the value of our agency securities falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.
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
We may purchase securities that have a higher interest rate than the then prevailing market interest rate. In exchange for this higher interest rate, we may pay a premium to par value to acquire the security. In accordance with GAAP, we amortize this premium over the expected term of the security based on our prepayment assumptions. If a security is prepaid in whole or in part at a faster than expected rate, however, we must expense all or a part of the remaining unamortized portion of the premium that was paid at the time of the purchase, which would adversely affect our profitability.
We also may purchase securities that have a lower interest rate than the then prevailing market interest rate. In exchange for this lower interest rate, we may receive a discount to par value to acquire the security. We accrete this discount over the expected term of the security based on our prepayment assumptions. If a security is prepaid at a slower than expected rate, however, we must accrete the remaining portion of the discount at a slower than expected rate, which would result in a lower than expected yield on securities purchased at a discount to par.
Moreover, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of our hybrid ARMs and other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our agency securities collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains.  In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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
In addition, the introduction of new government programs could increase the availability of mortgage credit to a large number of homeowners in the United States, which could impact the prepayment rates for the entire mortgage securities market, and in particular for Fannie Mae and Freddie Mac agency securities. These new programs or changes to existing programs could cause substantial uncertainty around the magnitude of changes in prepayment speeds. To the extent that actual prepayment speeds differ from our expectations, it could adversely affect our operating results.
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
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies may adversely affect our business.
U.S. Government actions may not have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended they could have broad adverse market implications and could negatively impact our financial condition and results of operations.
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
Furthermore, our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values.
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
Title VII of the Dodd-Frank Act and the rules and regulations adopted and to be adopted by the U.S. Commodity Futures Trading Commission (the "CFTC") introduce a comprehensive regulatory regime for swaps (as defined in the Commodity Exchange Act, as amended). The new laws and regulations subject certain swaps to clearing and exchange trading requirements, and subject us to new burdens, including but not limited to, margin requirements, reporting, record keeping and business conduct rules. The final rules under Title VII, including those rules that have already been adopted, for both cleared and non-cleared swap transactions impose increased margin requirements and require additional operational and compliance costs that will likely affect our business and results of operations.

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
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency securities purchased for a forward settlement date under the TBA contract are priced at a premium to agency securities for settlement in the current month. Additionally, a decline in the Fed's purchases of agency MBS or sales of some or all of its holdings of agency MBS could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the Fixed Income Clearing Corporation we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
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
Certain hedging instruments are not traded on regulated exchanges or guaranteed by an exchange or its clearinghouse and involves risks and costs that could result in material losses. Consequently, there may not be requirements with respect to record keeping, financial responsibility or segregation of customer funds and positions. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory and commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.
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
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2015 and beyond. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the assets in which we invest.
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
A decrease in the volume of newly issued, or an increase in investor demand for, mortgages, could adversely affect our ability to acquire assets that satisfy our investment objectives and to generate income and pay dividends, whereas an increase in the volume of newly issued, or a decrease in investor demand for, mortgages, could negatively affect the valuations for our investments and may adversely affect our liquidity.
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
We may change our targeted investments and investment guidelines at any time, including a change that would permit us to invest in other mortgage related investments, without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines and other operational policies may increase our exposure to interest rate, spread, default, credit, prepayment, extension, liquidity and other risks as well as exposure to real estate market fluctuations, all of which could adversely affect the market price of our common stock and our ability to make distributions to our common and preferred stockholders.
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
Our Manager's determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different from the values that we ultimately realize upon their disposal.
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
Although the U.S. Government has committed to support the positive net worth of Fannie Mae and Freddie Mac, the two GSEs could default on their guarantee obligations, which would materially and adversely affect the value of our agency securities. Accordingly, if these government actions are inadequate and the GSEs suffer additional losses or cease to exist, our business, operations and financial condition could be materially and adversely affected.
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
Because we have no employees, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager's officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager's Investment Committee consists of Messrs. Wilkus, Erickson, Flax, Kain and McHale, each of whom is an officer of American Capital or the parent company of our Manager and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Mr. Kain is our President and Chief Investment Officer and also serves as the President of our Manager and its parent company. Mr. Kain is also the President and Chief Investment Officer of American Capital Mortgage Investment Corp. and the President of its manager. Thus, he has, and may in the future have, significant responsibilities for other funds that are managed by the parent company of our Manager or entities affiliated therewith. In addition, because certain of our and our Manager's officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.
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
Neither we nor our Manager have any employees or separate facilities. Our day-to-day operations are conducted by employees of American Capital or the parent company of our Manager pursuant to an administrative services agreement among our Manager, its parent company and American Capital. Under the administrative services agreement, our Manager is also provided with the services and other resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital and the parent company of our Manager may assign their rights and obligations thereunder to any of their affiliates, including American Capital Asset Management, LLC, which owns the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital or the parent company of our Manager if they do not fulfill their obligations under the administrative services agreement or if they elect to assign the agreement to one of their affiliates. Also, our Manager only has nominal assets and we will have limited recourse against our Manager under the Management Agreement to remedy any liability to us from a breach of contract or fiduciary duties.
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
Our Manager's management fee is based on the amount of our Equity and is payable regardless of our performance, which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and the realization of gains and losses on our investment portfolio.
Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our "Equity" (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net unrealized loss during the same period. The amount of the monthly management fee is equal to one-twelfth of 1.25% of our Equity and, therefore, is only increased or decreased by changes in our Equity. Increases to our Equity, and a corresponding increase to our management fee, will primarily result from equity issuances and realization of gains from our investment portfolio, whereas decreases to our Equity, and a corresponding decrease to our management fee, will primarily result from repurchases of our common stock and realization of losses on our investment portfolio, each of which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and realization of gains and losses on our investment portfolio. Thus, while our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Similarly, even though the value of our common stock could potentially increase if we repurchase shares at a discount to our net book value per common share, the compensation payable to our Manager would be reduced if we execute share repurchases, creating a conflict of interest. Furthermore, our Manager may have limited incentive to devote sufficient time and effort to seeking investments that provide attractive risk-adjusted returns for our investment portfolio. This in turn could harm our ability to make distributions to our stockholders and the market price of our common stock.

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
In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities, if any, preferred stock and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
We intend to pay monthly dividends to our common stockholders and to distribute all or substantially all of our taxable income within the limits prescribed by the Internal Revenue Code. However, we have not established a minimum dividend payment level and the amount of our dividend will fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, the requirements for REIT qualification and such other factors as our Board of Directors may deem relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy in the future. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for federal income tax purposes. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.
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
Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Pursuant to our amended and restated certificate of incorporation, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock, as the case may be, is in excess of such decreased stock ownership limit until that person's percentage ownership of our common or capital stock, as the case may be, equals or falls below the decreased stock ownership limit. Until such a person's percentage ownership of our common or capital stock, as the case may be, falls below such decreased stock ownership limit, any further acquisition of our common or capital stock will be in violation of the decreased stock ownership limit.
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

Item 3. Legal Proceedings
From time to time, we may be involved in various claims and legal actions arising in the ordinary course of business. As of December 31, 2014, we had no legal proceedings.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on the NASDAQ Global Select Market under the symbol "AGNC." As of January 31, 2015, we had 1,072 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and quarterly dividends declared on our common stock for fiscal years 2014 and 2013:

	Common Stock
	Sales Prices		Dividends Declared [1]
	High	Low
2014
Fourth Quarter	$22.76	$20.27	$0.66
Third Quarter	$22.37	$20.27	$0.65
Second Quarter	$21.92	$19.33	$0.65
First Quarter	$20.12	$16.99	$0.65
2013
Fourth Quarter	$24.30	$18.84	$0.65
Third Quarter	$24.58	$20.20	$0.80
Second Quarter	$33.31	$22.22	$1.05
First Quarter	$33.28	$29.40	$1.25
 _______________________

1.
During the fourth quarter of 2014, we commenced declaring cash dividends on our common stock on a monthly basis. Amount represents total cash dividends per share of common stock declared during each quarterly period.

We intend to pay monthly dividends to our common stockholders and to distribute all of our annual taxable income in a timely manner. This will enable us to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors."

In addition, holders of our 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and our 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") (each underlying depositary share representing a 1/1000th interest in a share of our Series B Preferred Stock) are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their aggregate liquidation preference of $173 million and $175 million, respectively, before holders of our common stock are entitled to receive any dividends. Under certain circumstances upon a change of control, the Series A and Series B Preferred Stock are convertible to shares of our common stock. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings, our financial condition, maintenance of our REIT status and such other factors as our Board of Directors may deem relevant from time to time.

The following table summarizes dividends declared on our common stock for fiscal years 2014 and 2013 and their related tax characterization:

		Tax Characterization
Dividends Declared per Share of Common Stock	Dividends Declared Per Share	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share
Fiscal Year 2014	$2.61	$2.610000	$—	$—
Fiscal Year 2013	$3.75	$3.750000	$0.029963	$—

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

The following table provides information as of December 31, 2014 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders [1]	32,060	$—	29,440
Equity compensation plans not approved by security holders	—	—	—
Total	32,060	$—	29,440
_________________________________________________________

1.	Represents unvested restricted stock units and unvested shares of restricted stock awarded to our independent directors.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2009, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our Agency REIT Peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Hatteras Financial Corporation, CYS Investments, Inc. and Armour Residential REIT, Inc. ("Agency REIT Peer Group").

	December 31,
	2014	2013	2012	2011	2010
American Capital Agency	$185.95	$146.24	$188.25	$156.74	$132.14
S&P 500	$205.14	$180.44	$136.30	$117.49	$115.06
FTSE NAREIT Mortgage REITs	$165.76	$140.61	$143.43	$119.63	$122.60
Agency REIT Peer Group	$120.81	$99.84	$125.08	$123.33	$118.70

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data

The following selected financial data is derived from our audited financial statements for the five fiscal years ended December 31, 2014. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in millions, except per share amounts)
	December 31,
Balance Sheet Data	2014	2013	2012	2011	2010

Investment portfolio, at fair value	$56,748	$65,941	$85,245	$54,683	$13,510
Total assets	$67,766	$76,255	$100,453	$57,972	$14,476
Repurchase agreements and other debt	$51,057	$64,443	$75,415	$47,735	$11,753
Total liabilities	$58,338	$67,558	$89,557	$51,760	$12,904
Total stockholders' equity	$9,428	$8,697	$10,896	$6,212	$1,572
Net asset value per common share as of period end [1]	$25.74	$23.93	$31.64	$27.71	$24.24

	Fiscal Year
Statement of Comprehensive Income Data (unaudited)	2014	2013	2012	2011	2010
Interest income	$1,472	$2,193	$2,109	$1,109	$253
Interest expense [2]	372	536	512	285	76
Net interest income	1,100	1,657	1,597	824	177
Other (loss) income, net [2]	(1,192)	(217)	(157)	26	130
Expenses	141	168	144	74	19
(Loss) income before income tax	(233)	1,272	1,296	776	288
Provision for income tax, net	—	13	19	6	—
Net (loss) income	(233)	1,259	1,277	770	288
Dividend on preferred stock	23	14	10	—	—
Net (loss) income (attributable) available to common shareholders	$(256)	$1,245	$1,267	$770	$288

Net (loss) income	$(233)	$1,259	$1,277	$770	$288
Other comprehensive income (loss) [2]	1,813	(2,938)	1,244	379	(88)
Comprehensive income (loss)	1,580	(1,679)	2,521	1,149	200
Dividend on preferred stock	23	14	10	—	—
Comprehensive income (loss) available (attributable) to common shareholders	$1,557	$(1,693)	$2,511	$1,149	$200

Weighted average number of common shares outstanding - basic and diluted	353.3	379.1	303.9	153.3	36.5
Net (loss) income per common share - basic and diluted	$(0.72)	$3.28	$4.17	$5.02	$7.89
Comprehensive income (loss) per common share - basic and diluted	$4.41	$(4.47)	$8.26	$7.50	$5.49
Dividends declared per common share	$2.61	$3.75	$5.00	$5.60	$5.60

	Fiscal Year
Other Data (unaudited)	2014	2013	2012	2011	2010
Average agency securities, at par	$53,578	$75,263	$71,002	$33,243	$6,992
Average agency securities, at cost	$56,051	$79,056	$74,588	$34,726	$7,335
Average total assets, at fair value	$67,007	$96,956	$86,172	$38,548	$8,100
Net TBA dollar roll position - at par, (as of period end)	$14,412	$2,119	$12,477	NM	NM
Net TBA dollar roll position - at cost, (as of period end)	$14,576	$2,276	$12,775	NM	NM
Net TBA dollar roll position - at market value, (as of period end)	$14,768	$2,271	$12,870	NM	NM
Net TBA dollar roll position - at carrying value, (as of period end) [3]	$192	$(5)	$95	NM	NM
Average net TBA dollar roll position, at cost	$13,212	$11,383	$3,294	NM	NM
Average repurchase agreements and other debt [4]	$50,015	$71,753	$68,810	$31,840	$6,865
Average stockholders' equity [5]	$9,295	$10,394	$9,473	$4,169	$859
Average coupon [6]	3.63%	3.59%	3.90%	4.42%	5.03%
Average asset yield [7]	2.63%	2.77%	2.82%	3.19%	3.44%
Average cost of funds [8]	(1.40)%	(1.34)%	(1.11)%	(1.00)%	(1.11)%
Average net interest rate spread	1.23%	1.43%	1.71%	2.19%	2.33%
Average net interest rate spread, including estimated TBA dollar roll income [9]	1.75%	1.63%	1.77%	NM	NM
Average coupon (as of period end)	3.65%	3.58%	3.69%	4.23%	4.70%
Average asset yield (as of period end)	2.74%	2.70%	2.61%	3.07%	3.31%
Average cost of funds (as of period end) [10]	(1.40)%	(1.31)%	(1.22)%	(1.13)%	(1.03)%
Average net interest rate spread (as of period end)	1.34%	1.39%	1.39%	1.94%	2.28%
Net comprehensive income (loss) return on average common equity [11]	17.3%	(16.6)%	26.9%	27.6%	23.3%
Economic return (loss) on common equity [12]	18.5%	(12.5)%	32.2%	37.4%	32.7%
Leverage (average during the period) [13]	5.5:1	6.9:1	7.3:1	7.6:1	8.0:1
Leverage, including net TBA dollar roll position (average during the period) [14]	7.0:1	8.0:1	7.6:1	NM	NM
Leverage (as of period end) [15]	5.3:1	7.3:1	7.0:1	7.9:1	7.8:1
Leverage, including net TBA dollar roll position (as of period end) [16]	6.9:1	7.5:1	8.2:1	NM	NM
Expenses % of average total assets	0.21%	0.17%	0.17%	0.19%	0.23%
Expenses % of average assets, including average net TBA dollar roll position - annualized	0.18%	0.15%	0.16%	NM	NM
Expenses % of average stockholders' equity	1.52%	1.61%	1.52%	1.77%	2.19%
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

3.
The carrying value of our net TBA position represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value on our accompanying consolidated balance sheets

4.	Excludes U.S. Treasury repo agreements.

5.	Average stockholders' equity calculated as our average month-end stockholders' equity during the period.

6.	Average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

7.
Average asset yield for the period was calculated by dividing our total cash interest income on agency securities, adjusted for amortization of premiums and discounts, by our average amortized cost of agency securities held.

8.
Average cost of funds includes agency MBS repurchase agreements, debt of consolidated variable interest entities ("VIEs") and interest rate swaps currently in effect, but excludes interest rate swap termination fees, forward starting swaps and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Average cost of funds for the period was calculated by dividing our total cost of funds by our average repurchase agreements and debt of consolidated VIEs outstanding for the period.

9.
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

11.
Net comprehensive income (loss) return on average common equity for the period was calculated by dividing our comprehensive income/(loss) available /(attributable) to common shareholders by our average stockholders' equity, net of the Series A and Series B Preferred Stock aggregate liquidation preference.

12.
Economic return (loss) on common equity represents the sum of the change in our net asset value per common share and our dividends declared on common stock during the period over our beginning net asset value per common share.

13.
Average leverage during the period was calculated by dividing our daily weighted average agency MBS repurchase agreements and debt of consolidated VIEs outstanding for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

14.
Average leverage, including net TBA dollar roll position, during the period includes the components of "leverage (average during the period)" plus our daily weighted average net TBA dollar position (at cost) during the period.

15.
Leverage at period end is calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

16.	Leverage at period end, including net TBA dollar roll position, includes the components of "leverage (as of period end)" plus our net TBA position outstanding as of period end, at cost.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of American Capital Agency Corp.'s consolidated financial statements with a narrative from the perspective of management. Our MD&A is presented in eight sections:

•	Executive Overview

•	Financial Condition

•	Summary of Critical Accounting Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Aggregate Contractual Obligations

•	Forward-Looking Statements

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
Trends and Recent Market Impacts
The fixed income markets performed well during 2014, a sharp contrast to the extreme interest rate volatility and price deterioration experienced in 2013. The consensus view at the start of 2014 was that interest rates would continue to increase and that spreads on agency MBS versus comparable benchmark indices would widen as the Fed exited its third quantitative easing program ("QE3") and began to tighten monetary policy in response to improving economic conditions. Quantitative easing refers to the recent buying by the Fed of U.S. government bonds and agency MBS in the open market, an aggressive and historically unusual method of expanding the U.S. money supply. However, despite generally strong U.S. economic data, the global economic weakness and declining inflation expectations both domestically and abroad led to a significant decline in interest rates across the globe. In addition, the shape of the U.S. Treasury yield curve changed significantly during the year, as the yield on the 10 year U.S. Treasury note fell 84 basis points while the yield on the 2 year U.S. Treasury note increased 29 basis points.
Also, in contrast to consensus expectations, agency MBS generally outperformed many other fixed income products, despite the gradual reduction in the Fed’s MBS purchases and the significant flattening of the yield curve. The strong performance of agency MBS was driven by a historically low volume of newly originated mortgages and by fixed income investors generally being underweight or underinvested in agency MBS. In addition, agency MBS benefited from the Fed's ownership of approximately one-third, or nearly $1.7 trillion, of the agency MBS market as of December 31, 2014, which has materially reduced the outstanding tradable supply of agency MBS.

The relative outperformance of agency MBS helped drive our economic return of 18.5% in 2014. Our economic return was comprised of $2.61 dividends per common share and a $1.81increase in our net book value per common share. Our active approach to portfolio management, which included repositioning our asset portfolio, modifying the composition of our hedge portfolio and operating with a somewhat larger duration gap (the estimated difference between the interest rate sensitivity of our assets and our liabilities and hedges), benefited our financial results during the year despite operating with relatively low leverage.
Asset Composition:
By the start of 2014, we had increased our 15 year fixed rate mortgage position to slightly over 50% of our portfolio, which positioned us well for the strong performance of 15 year agency MBS early in 2014. Following the relative outperformance of 15 year MBS earlier in the year, combined with the flattening yield curve and our more favorable outlook for 30 year MBS, we gradually reduced our 15 year position in favor of 30 year MBS, benefiting our performance as 30 year MBS subsequently outperformed 15 year MBS throughout much of the rest of 2014.
Our performance also benefited from favorable financing terms available in the TBA dollar roll market. TBA dollar rolls represent forward purchases or sales of agency MBS in the “to-be-announced” market. TBA dollar rolls are an off-balance sheet means of financing the purchase of a mortgage-backed security. Due to a combination of factors including the Fed’s sizable holdings of agency MBS and the relatively benign prepayment environment for agency MBS, implied financing rates available in the dollar roll market were significantly less than (or more favorable than) financing available in the repo market throughout most of 2014. Given the attractiveness of TBA investments, we allocated a significant portion of our portfolio to TBA securities, rather than holding these investments in pool form funded by repurchase agreements. As of December 31, 2014, our TBA dollar roll position was $14.8 billion, or approximately 21% of our investment portfolio, compared to $2.3 billion, or approximately 3% of our investment portfolio, as of December 31, 2013.
Towards the end of the fourth quarter of 2014, following the relative outperformance of 30 year MBS throughout much of the year and the comparative cheapening of 15 year MBS as well as a growing risk of faster prepayment rates (due to mortgage refinance activity that generally accelerates when rates fall), we reduced our 30 year holdings and increased our allocation to 15 year MBS. In lower, more volatile, interest rate environments, 15 year MBS tend to provide greater protection than 30 year MBS against both prepayment and extension risks and are thus easier to hedge. At the end of the third quarter of 2014, our holdings of 30 year MBS peaked at 65%, a significant increase from 43% as of December 31, 2013, whereas by December 31, 2014 our 30 year MBS decreased to 58% of our portfolio.
We believe our investment portfolio is well positioned for lower interest rates given our limited exposure to the areas of the mortgage market that are most likely to experience a significant increase in prepayment rates. As of December 31, 2014, our TBA position was comprised primarily of lower coupon 30 year 3.0% and 3.5% TBAs and 15 year 2.5% and 3.0% TBAs, while we had a net short position in higher coupon 30 year 4.0% TBAs and 15 year 3.5% TBAs. Additionally, as of December 31, 2014, approximately 67% of our on balance sheet fixed rate agency MBS holdings were backed by loans with original loan balances of up to $150,000 and an average loan balance of $97,000, or by loans that were refinanced through the U.S. Government sponsored Home Affordable Refinance Program (“HARP”), which provided certain homeowners with a one-time option to refinance their mortgage, with original loan-to-value ("LTV") ratios of at least 80% and an average LTV of 116%, which have more favorable prepayment attributes in lower interest rate environments than generic agency MBS.
For a complete listing of our investment portfolio as of December 31, 2014 and 2013, please see "Financial Condition" below and Notes 3 and 5 to our consolidated financial statements included under Item 8 of this Annual Report on Form 10-K.
Risk Management:
On a continuous basis we assess and manage our exposure to interest rate fluctuations in both directions. When we believe extension risk is high if rates should rise, particularly from an exceptionally low interest rate environment, we tend to operate with a smaller or negative duration gap. Conversely, when we believe prepayment risk is the more pronounced risk if rates should fall from current levels, we tend to operate with a larger duration gap.
Our view on the correlation between agency MBS spreads and interest rates is another important factor in our duration gap analysis and management. In 2013, agency MBS spreads were positively correlated with interest rates (i.e., agency MBS spreads generally widened as interest rates rose and tightened as interest rates fell). Conversely, in the second half of 2014, spreads were generally inversely correlated with interest rates (i.e., agency MBS spreads often tightened as interest rates increased and widened as interest rates fell). Generally, when we believe agency MBS spreads will be inversely correlated with interest rates, we tend to operate with a larger positive duration gap. When we believe agency MBS spreads are positively correlated with interest rates, we tend to operate with a smaller or negative duration gap. (For further discussion of our interest rate sensitivity, please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 7A of this Annual Report on Form 10-K.)
Throughout 2014, we operated with a positive duration gap. Our duration gap was slightly larger earlier in the year than what we operated with during much of the prior year and subsequent periods during 2014, which was consistent with our moderate leverage profile and our assessment of the correlation between mortgage spreads and interest rates. Despite the somewhat larger duration gap during the first half of 2014, the aggregate amount of extension risk within our portfolio was consistent with historical levels.
Looking Ahead:
Entering 2015, we believe that our portfolio is well positioned for a wide range of interest rate scenarios. There is considerable uncertainty regarding when the Fed will begin to normalize short term interest rates given the apparent divergence between the favorable U.S. economic outlook and the deteriorating global economic picture. In addition, while the employment picture in the U.S. has improved substantially, inflation data and expectations remain well below the Fed’s mandate, and global deflationary pressure appears to be gaining strength in part due to declining oil prices.
If interest rates continue to decline, we would expect prepayment speeds to accelerate substantially and mortgage spreads to widen somewhat, possibly adversely impacting our net book value in the near term. However, in this falling rate scenario, we also believe that our portfolio should perform relatively well given our sizable portfolio allocation to assets with favorable prepayment characteristics and the relatively low coupon profile of our portfolio, which should help mitigate potential book value declines. In addition, our current low leverage level and conservative interest rate risk profile provide us the capacity and flexibility to grow our portfolio quickly if MBS weaken and expected returns improve, thereby improving our future earnings profile. Conversely, if interest rates increase, we would expect MBS spreads to perform well in response to favorable supply and demand forces and slower prepayment dynamics.
For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 7A of this Annual Report on Form 10-K. Since we employ an active management strategy, the size and composition of our assets, liabilities and hedges will evolve based on our view of the current market environment and relative risks and rewards and, consequently, the actual impact of changes in interest rates and mortgage spreads could differ materially from our estimates.

Market Information:
The following table summarizes interest rates and prices of generic fixed rate agency mortgage-backed securities as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2013	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Dec. 31, 2014 vs. Dec. 31, 2013
LIBOR:
1-Month	0.17%	0.15%	0.16%	0.16%	0.17%	—	bps
3-Month	0.25%	0.23%	0.23%	0.24%	0.26%	+0.01	bps
6-Month	0.35%	0.33%	0.33%	0.33%	0.36%	+0.01	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.38%	0.43%	0.46%	0.58%	0.67%	+0.29	bps
3-Year U.S. Treasury	0.76%	0.88%	0.86%	1.06%	1.08%	+0.32	bps
5-Year U.S. Treasury	1.74%	1.73%	1.62%	1.78%	1.65%	-0.09	bps
10-Year U.S. Treasury	3.01%	2.72%	2.52%	2.51%	2.17%	-0.84	bps
30-Year U.S. Treasury	3.94%	3.56%	3.34%	3.21%	2.75%	-1.19	bps
Interest Rate Swap Rate:
2-Year Swap	0.49%	0.55%	0.58%	0.83%	0.89%	+0.40	bps
3-Year Swap	0.87%	1.01%	0.99%	1.31%	1.29%	+0.42	bps
5-Year Swap	1.78%	1.81%	1.70%	1.95%	1.77%	-0.01	bps
10-Year Swap	3.07%	2.85%	2.61%	2.65%	2.29%	-0.78	bps
30-Year Swap	3.91%	3.54%	3.31%	3.20%	2.70%	-1.21	bps
30-Year Fixed Rate MBS Price:
3.0%	$95.11	$96.53	$98.77	$98.59	$101.22	+$6.11
3.5%	$99.48	$100.59	$102.92	$102.23	$104.28	+$4.80
4.0%	$103.11	$103.94	$106.11	$105.41	$106.75	+$3.64
4.5%	$106.06	$106.69	$108.30	$107.91	$108.56	+$2.50
15-Year Fixed Rate MBS Price:
2.5%	$99.00	$99.92	$101.59	$100.55	$101.81	+$2.81
3.0%	$102.05	$102.72	$103.88	$102.98	$103.91	+$1.86
3.5%	$104.58	$104.83	$105.98	$105.11	$105.61	+$1.03
4.0%	$105.94	$105.78	$106.17	$105.69	$106.06	+$0.12
 ________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes recent prepayment trends for our portfolio:

Annualized Monthly Constant Prepayment Rates [1]	Dec. 2013	Jan. 2014	Feb. 2014	Mar. 2014	Apr. 2014	May 2014	June 2014	July 2014	Aug. 2014	Sept. 2014	Oct. 2014	Nov. 2014	Dec. 2014
AGNC portfolio	8%	8%	7%	6%	8%	9%	9%	10%	11%	10%	10%	10%	8%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of December 31, 2014 and 2013, our investment portfolio consisted of $56.7 billion and $65.9 billion of agency MBS, respectively, and a $14.8 billion and $2.3 billion net long TBA position, at fair value, respectively.
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2014 and 2013, our TBA position had a net carrying value of $192 million and $(5) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.
The following tables summarize certain characteristics of our agency MBS investment portfolio and our net TBA position as of December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014
Agency MBS Classified as Available-for-Sale ("AFS")	Par Value	Amortized Cost	Amortized Cost Basis	Fair Value	% Lower Loan Balance & HARP [2,3]	Weighted Average			Projected Life CPR [5]
						WAC [4]	Yield [5]	Age (Months)
Investments By Coupon: [1]
Fixed Rate
≤ 15-Year
≤ 2.5%	$6,866	$7,005	102.0%	$7,010	34%	2.96%	2.03%	26	8%
3.0%	4,856	5,008	103.1%	5,063	75%	3.50%	2.25%	31	9%
3.5%	5,194	5,383	103.6%	5,512	90%	3.95%	2.56%	41	10%
4.0%	4,582	4,790	104.5%	4,920	89%	4.40%	2.72%	49	12%
4.5%	478	501	105.0%	509	97%	4.87%	3.06%	52	12%
≥ 5.0%	6	7	104.2%	7	26%	6.46%	4.44%	84	14%
Total ≤ 15-Year	21,982	22,694	103.2%	23,021	70%	3.66%	2.37%	36	10%
20-Year
≤ 3.0%	324	322	99.3%	334	28%	3.55%	3.11%	19	7%
3.5%	698	713	102.2%	736	63%	4.05%	3.05%	22	10%
4.0%	80	84	104.5%	86	47%	4.53%	2.98%	40	11%
4.5%	101	108	106.8%	111	99%	4.89%	3.05%	49	11%
≥ 5.0%	5	5	106.0%	5	—%	5.91%	3.34%	79	20%
Total 20-Year:	1,208	1,232	102.0%	1,272	55%	4.04%	3.06%	25	9%
30-Year:
≤ 3.0%	1,634	1,615	98.9%	1,656	10%	3.58%	3.14%	19	6%
3.5%	10,068	10,597	105.2%	10,533	87%	3.98%	2.78%	27	7%
4.0%	14,497	15,418	106.4%	15,525	54%	4.43%	3.00%	20	9%
4.5%	1,849	1,970	106.5%	2,031	88%	4.96%	3.41%	43	10%
5.0%	183	194	106.2%	203	65%	5.45%	3.74%	80	12%
≥ 5.5%	207	225	108.9%	232	36%	6.23%	3.40%	96	18%
Total 30-Year	28,438	30,019	105.6%	30,180	65%	4.28%	2.96%	25	8%
Total Fixed Rate	51,628	53,945	104.5%	54,473	67%	4.01%	2.72%	29	9%
Adjustable Rate	652	659	101.3%	678	—%	3.73%	2.42%	44	23%
CMO	1,144	1,172	102.5%	1,195	—%	4.27%	2.85%	33	8%
Total / Weighted Average	$53,424	$55,776	104.4%	$56,346	65%	4.02%	2.72%	30	9%

	December 31, 2014
Agency MBS Remeasured at Fair Value Through Earnings	Underlying Unamortized Principal Balance	Amortized Cost	Fair Value	Weighted Average			Projected Life CPR [5]
				Coupon [1]	Yield [5]	Age (Months)
Interest-Only Strips	$1,182	$179	$203	5.46%	10.79%	55	12%
Principal-Only Strips	242	193	199	—%	3.07%	36	8%
Total / Weighted Average	$1,424	$372	$402	4.53%	6.77%	45	10%
_______________________

1.
The weighted average coupon on our agency MBS classified as "AFS" was 3.54% and the weighted average coupon on our total agency MBS portfolio, including agency MBS remeasured at fair value through earnings, was 3.65% as of December 31, 2014.

2.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $96,000 for 15-year and 30-year securities, respectively, as of December 31, 2014.

3.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 109% and 118% for 15-year and 30-year securities, respectively, as of December 31, 2014. Includes $934 million and $3.1 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

4.	WAC represents the weighted average coupon of the underlying collateral.

5.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2014.

	December 31, 2014
TBA Securities	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$962	$968	$980	$12
3.0%	2,779	2,889	2,888	(1)
3.5%	(468)	(495)	(494)	1
4.0%	(13)	(14)	(14)	—
Total 15-Year TBAs	3,260	3,348	3,360	12
30-Year TBA securities:
3.0%	5,254	5,259	5,313	54
3.5%	7,902	8,151	8,232	81
4.0%	(1,853)	(2,019)	(1,974)	45
4.5%	(151)	(163)	(163)	—
Total 30-Year TBAs	11,152	11,228	11,408	180
Total net TBA securities	$14,412	$14,576	$14,768	$192
 ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

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

As of December 31, 2014 and 2013, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.74% and 2.70%, respectively.
The stated contractual final maturity of the mortgage loans underlying our agency MBS portfolio ranges up to 40 years. As of December 31, 2014 and 2013, the weighted average final contractual maturity of our agency MBS portfolio was 22 and 19 years, respectively.
The actual maturities of agency MBS are generally shorter than their stated contractual maturities primarily as a result of prepayments of principal of the underlying mortgages. The weighted average expected maturity of our agency MBS portfolio was 6.4 and 6.5 years as of December 31, 2014 and 2013, respectively. In determining the estimated weighted average years to maturity of our agency MBS and the yield on our agency MBS, we have assumed a weighted average CPR over the remaining life of our agency MBS portfolio of 9% and 7% as of December 31, 2014 and 2013, respectively. We amortize or accrete premiums and discounts associated with purchases of our agency MBS into interest income over the estimated life of our securities based on actual and projected CPRs, using the effective yield method. Since the weighted average cost basis of our agency MBS portfolio, including principal and interest-only strips, was 104.6% of par value as of December 31, 2014, slower actual and projected prepayments can have a meaningful positive impact on our asset yields, while faster actual or projected prepayments can have a meaningful negative impact on our asset yields.

The following table summarizes our agency MBS classified as available-for-sale, at fair value, according to their estimated weighted average life classifications as of December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014				December 31, 2013
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$—	$—	—%	—%	$129	$129	3.07%	2.53%
> 1 year and ≤ 3 years	289	280	4.08%	2.62%	498	491	4.08%	2.25%
> 3 years and ≤ 5 years	22,153	21,820	3.26%	2.40%	24,471	24,342	3.59%	2.57%
> 5 years and ≤10 years	33,271	33,055	3.73%	2.92%	38,522	39,635	3.39%	2.73%
> 10 years	633	621	3.28%	3.15%	1,884	1,996	3.66%	2.96%
Total	$56,346	$55,776	3.54%	2.72%	$65,504	$66,593	3.47%	2.68%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.0 and 6.3 years as of December 31, 2014 and 2013, respectively, and the weighted average life of our principal-only strips was 8.1 and 8.6 years as of December 31, 2014 and 2013, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of December 31, 2014 and 2013, our ARM securities had a weighted average next reset date of 51 months and 64 months, respectively.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2014	$778	$(2)	$11,679	$(186)	$12,457	$(188)
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)

As of December 31, 2014 and 2013, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE credit guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for fiscal years 2014 and 2013. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

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
Interest Income
The effective yield on our agency securities is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount of our investment securities and their contractual terms and we amortize or accrete premiums and discounts associated with the purchase of investment securities into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2014 was 104.6% of par value; therefore, faster actual or projected prepayments can have a meaningful negative impact, while slower actual or projected prepayments can have a meaningful positive impact, on our asset yields.
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
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage as part of a physical relocation. In addition, changes to the GSE's underwriting standards, further modifications to existing U.S. Government sponsored programs such as HARP, or the implementation of new programs can have a significant impact on the rate of prepayments. Further, GSE buyouts of loans that have defaulted, loans in imminent risk of default or loans that have been modified will generally be reflected as prepayments on agency securities and also increase the uncertainty around our estimates. Consequently, under different conditions, we could report materially different amounts. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K includes the estimated change in our net interest income should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.
Fair Value of Investment Securities
We estimate the fair value of our agency securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and ask prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We generally obtain 3 to 6 quotes or prices (referred to as "marks") per agency security. We attempt to validate marks obtained from pricing services and broker dealers by comparing them to our recent completed transactions involving the same or similar securities on or near the reporting date. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently estimated.
We also evaluate our agency securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. However, with respect to the first condition, since the liquidity of the agency securities market allows us to obtain competitive bids and execute on a sale transaction typically within a day of making the decision to sell a security, we generally do not make decisions to sell specific agency securities until shortly prior to initiating a sell order. In some instances, we may sell specific agency securities by delivering the securities into existing short to-be-announced ("TBA") contracts. TBA market conventions require the identification of the specific securities to be delivered no later than 48 hours prior to settlement. If we settle a short TBA contract through the delivery of securities, we will generally identify the specific securities to be delivered within one to two days before the 48-hour deadline.
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
Derivative Financial Instruments/Hedging Activity

We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. Our risk management objective is to reduce fluctuations in net book value over a range of interest rate scenarios. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize TBA contracts for the forward purchase or sale of agency MBS securities on a generic pool basis and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as principal-only or interest-only securities.

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
We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective clearing exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price.
We estimate the fair value of our "non-centrally cleared" swaps using a combination of inputs from counterparty and third-party pricing models to estimate the net present value of the future cash flows using the forward interest rate yield curve in effect as of the end of the measurement period, adjusted for non-performance risk, if any.
We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that neither our own nor our counterparty risk is significant to the overall valuation of these agreements.

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

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013

Interest Income and Asset Yield
The following table summarizes our interest income for the fiscal years 2014 and 2013 (dollars in millions):

	Fiscal Year 2014		Fiscal Year 2013
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$1,945	3.63%	$2,710	3.59%
Premium amortization	(473)	(1.00)%	(517)	(0.82)%
Interest income	$1,472	2.63%	$2,193	2.77%
Actual portfolio CPR	9%		10%
Projected life CPR as of period end	9%		7%
Average 30-year fixed rate mortgage rate as of period end [1]	3.87%		4.48%
10-year U.S. Treasury rate as of period end	2.17%		3.01%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are our average agency MBS portfolio size and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the decline in interest income between fiscal years 2014 and 2013 (in millions):

Impact of Changes in Principal Elements Impacting Interest Income
Fiscal Year 2014 vs. 2013
		Due to Change in Average [1]
	Net Decrease	Portfolio Size	Asset Yield
Interest Income	$(721)	$(638)	$(83)
______________________

1.
Variances that are the combined effect of changes in portfolio size and asset yield, but cannot be separately identified, are allocated to the portfolio size and asset yield variances based on their respective relative amounts.

The average par value of our agency MBS portfolio decreased by 29% for fiscal year 2014, reflective of a shift from agency MBS repo funded assets to TBA dollar roll funded assets and a smaller average capital base due to common stock share repurchases and realized losses on our portfolio during 2013. Because we recognize TBA dollar rolls as derivative instruments under GAAP, our reported interest income does not include our TBA dollar roll income, which we report in gain/loss on derivative instruments and other securities, net in our accompanying consolidated financial statements in this Annual Report on Form 10-K.
Our average asset yield for fiscal year 2014 was also impacted by changes in our asset composition and fluctuations in "catch-up" premium amortization adjustments recognized due to changes in our projected life CPR forecasts. Excluding "catch-up" premium amortization adjustments, our average asset yield for fiscal year 2014 was 2.72%, compared to 2.64% for fiscal year 2013.

Leverage
Our leverage was 5.3 times and 7.3 times our stockholders' equity as of December 31, 2014 and 2013, respectively, measured as the sum of our agency MBS repo agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 6.9 times and 7.5 times our stockholders' equity as of December 31, 2014 and 2013, respectively. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repo and other debt leverage calculations; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet repo agreements. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet repurchase commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we commonly refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our average and quarter-end repo and other debt balance, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Agency MBS Repurchase Agreements and Other Debt [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2014	$45,554	$49,170	$49,150	$18,492	$14,576	4.9:1	6.9:1	5.3:1	6.9:1
September 30, 2014	$46,694	$50,989	$44,368	$15,680	$17,769	5.0:1	6.7:1	4.8:1	6.7:1
June 30, 2014	$50,448	$52,945	$48,362	$13,963	$18,184	5.6:1	7.1:1	5.0:1	6.9:1
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	6.7:1	7.2:1	5.9:1	7.6:1
December 31, 2013	$71,260	$80,706	$62,124	$(486)	$2,276	7.6:1	7.5:1	7.3:1	7.5:1
September 30, 2013	$78,845	$83,859	$79,117	$131	$(7,060)	7.8:1	7.8:1	7.9:1	7.2:1
June 30, 2013	$66,060	$71,102	$71,102	$28,904	$15,285	5.9:1	8.4:1	7.0:1	8.5:1
March 31, 2013	$70,591	$75,580	$67,122	$17,892	$27,294	6.5:1	8.2:1	5.7:1	8.1:1
_______________________

1.	Excludes U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average leverage during the period was calculated by dividing the sum of our daily weighted average agency repurchase agreements and debt of consolidated VIEs outstanding for the period by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

4.	Average "at risk" leverage during the period includes the components of "average leverage during the period," plus our daily weighted average net TBA position (at cost) during the period.

5.
Leverage as of period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net payables and receivables for unsettled agency MBS securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

6.	"At risk" leverage as of period end includes the components of "leverage as of period end," plus the cost basis (or contract price) of our net TBA position.

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
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees, forward starting swaps and costs associated with our other supplemental hedges, such as swaptions and short U.S. Treasury positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position, but does however include interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, our cost of funds measured as a percentage of our outstanding repurchase agreement and other debt is higher than if we allocated swap hedge costs to our TBA dollar roll funded assets.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for fiscal years 2014 and 2013 (dollars in millions):

	Fiscal Year 2014		Fiscal Year 2013
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Repurchase agreement and other debt interest expense	$216	0.43%	$347	0.48%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	156	0.31%	189	0.26%
Total interest expense	372	0.74%	536	0.74%
Other periodic interest costs of interest rate swaps, net	330	0.66%	424	0.60%
Total adjusted net interest expense and cost of funds	$702	1.40%	$960	1.34%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the average repurchase agreements and interest rate swaps in effect, or "current pay" interest rate swaps, outstanding during the period as well as our cost of funds. As discussed below, during fiscal years 2014 and 2013, a portion of our swap portfolio consisted of forward starting swaps, which do not impact our cost of funds until their forward start dates. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense for fiscal years 2014 and 2013 (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Fiscal Year 2014 vs. 2013
		Due to Change in Average [1]
	Decrease	Repo / Swap Balance	Repo / Swap Rate
Repurchase agreements and other debt expense	$(131)	$(105)	$(26)
Periodic interest rate swap costs [2]	(127)	(170)	43
Total change in adjusted net interest expense	$(258)	$(275)	$17
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

The decline in our adjusted net interest expense was primarily a function of a smaller average swap portfolio in effect during 2014, due to a larger number of forward starting swaps held during the year, and a function of a decline in our average repo and other debt outstanding, due to a smaller agency MBS portfolio and shift towards TBA dollar roll funded assets during the year. Our cost of funds also benefited from a decline in our average repo rate of 5 bps during the year, which was more than offset by an increase in the average fixed rate we pay on our interest rate swaps. The table below presents a summary of our average repo outstanding and interest rates swaps in effect for fiscal years 2014 and 2013 (dollars in millions):

	Fiscal Year
Average Debt and Current Pay Interest Rate Swaps Outstanding [1]	2014	2013
Average repurchase agreements and other debt	$50,015	$71,753
Average notional amount of current pay interest rate swaps	$33,988	$47,007
Average ratio of current pay interest rate swaps to repurchase agreements and other debt outstanding	68%	66%

Weighted average pay rate on current pay interest rate swaps	1.64%	1.55%
Weighted average receive rate on current pay interest rate swaps	0.21%	0.25%
Weighted average net pay rate on current pay interest rate swaps	1.43%	1.30%

 _______________________

1.	Excludes forward starting swaps not in effect during the periods presented.
Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our Manager's view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve. As of December 31, 2014, we had $12.4 billion of forward starting interest rate swaps outstanding with a weighted average forward start date of 1.1 years through April 2019 and a weighted average fixed pay rate of 3.01%. As of December 31, 2013, we had $4.0 billion of forward starting interest rate swaps outstanding with a weighted average forward start date of 1.9 years through November 2016 and a weighted average fixed pay rate of 2.94%.

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization(non-GAAP financial measures) for the fiscal years 2014 and 2013 (dollars in millions):

	Fiscal Year
	2014	2013
Net interest income	$1,100	$1,657
Other periodic interest costs of interest rate swaps, net [1]	(330)	(424)
Dividend from REIT equity securities	20	5
TBA dollar roll income [1]	505	320
Adjusted net interest income	1,295	1,558
Operating expenses	141	168
Net spread and dollar roll income	1,154	1,390
Dividend on preferred stock	23	14
Net spread and dollar roll income available to common shareholders	1,131	1,376
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	53	(103)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common shareholders	$1,184	$1,273

Weighted average number of common shares outstanding - basic and diluted	353.3	379.1
Net spread and dollar roll income per common share - basic and diluted	$3.20	$3.63
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$3.35	$3.36
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income

Net spread and dollar roll income, excluding "catch-up" premium amortization cost (benefit), for fiscal year 2014 was largely unchanged at $3.35 per common share, compared to $3.36 per common share for fiscal year 2013, despite a 12.5% decline in our average "at risk" leverage. Our smaller investment portfolio was largely offset by improved financing in the TBA dollar roll market, our relative shift from repo funded assets towards dollar roll funded assets and lower swap costs. Our average net interest rate spread and dollar roll income (the difference between the average yield on our assets and our average cost of funds), excluding catch-up amortization, was approximately 1.83% for fiscal year 2014, compared to 1.51% for fiscal year 2013. Including catch-up amortization, our net interest rate spread and dollar roll income was 1.75% for fiscal year 2014, compared to 1.63% for fiscal year 2013.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for fiscal years 2014 and 2013 (in millions):

	Fiscal Year
	2014	2013
Agency MBS sold, at cost	$(30,123)	$(81,516)
Proceeds from agency MBS sold [1]	30,174	80,108
Net gain (loss) on sale of agency MBS	$51	$(1,408)

Gross gain on sale of agency MBS	$172	$217
Gross loss on sale of agency MBS	(121)	(1,625)
Net gain (loss) on sale of agency MBS	$51	$(1,408)
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales were primarily a function of shifting our portfolio to TBA dollar roll funded assets, reducing leverage and repositioning our investment portfolio. The decline in gross loss on sale of agency MBS was a function of higher asset prices in 2014, compared to price declines experienced during 2013.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2014 and 2013 (in millions):

	Fiscal Year
	2014	2013
Periodic interest costs of interest rate swaps, net [1]	$(330)	$(424)
Realized gain on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	505	320
TBA securities - mark-to-market net gain/(loss)	416	(946)
Payer swaptions	(171)	233
Receiver swaptions	(1)	—
U.S. Treasury securities - long position	7	13
U.S. Treasury securities - short position	(378)	412
U.S. Treasury futures - short position	(34)	9
Interest rate swap termination fees	(127)	29
REIT equity securities	71	5
Other	(10)	(6)
Total realized gain on derivative instruments and other securities, net	278	69
Unrealized (loss) gain on derivative instruments and other securities, net: [2]
TBA securities - mark-to-market net gain/(loss)	196	(100)
Interest rate swaps	(1,381)	1,540
Payer swaptions	(22)	25
Receiver swaptions	12	—
Interest and principal-only strips	32	—
U.S. Treasury securities - long position	59	(55)
U.S. Treasury securities - short position	(42)	60
U.S. Treasury futures - short position	(42)	40
Debt of consolidated VIEs	(10)	39
REIT equity securities	4	(3)
Other	3	—
Total unrealized (loss) gain on derivative instruments and other securities, net	(1,191)	1,546
Total (loss) gain on derivative instruments and other securities, net	$(1,243)	$1,191

_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our consolidated financial statements in this Annual Report on Form 10-K.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $119 million and $136 million for fiscal years 2014 and 2013, respectively. The decline in our management fees was a function of our smaller capital base due to the combination of share repurchases and net realized losses on our portfolio during the second half of fiscal year 2013.
General and administrative expenses were $22 million and $32 million for fiscal years 2014 and 2013, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. The decline in our general and administrative expenses was largely due to a smaller average portfolio size.
Our total operating expense as a percentage of our average stockholders' equity was 1.52% and 1.61% as of December 31, 2014 and 2013, respectively.

Dividends and Income Taxes
For fiscal years 2014 and 2013, we had estimated taxable income available to common shareholders of $441 million and $940 million (or $1.25 and $2.48 per common share), respectively.
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

The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2014 and 2013 (dollars in millions):

	Fiscal Year
	2014	2013
Net (loss) income	$(233)	$1,259
Estimated book to tax differences:
Premium amortization, net	34	(137)
Realized losses (gains), net	495	(414)
Capital loss (carryforward) / in excess of capital gain	(1,022)	1,785
Unrealized losses (gains), net	1,191	(1,546)
Other	(1)	7
Total book to tax differences	697	(305)
Estimated REIT taxable income	464	954
Dividend on preferred stock	23	14
Estimated REIT taxable income available to common shareholders	$441	$940
Weighted average number of common shares outstanding - basic and diluted	353.3	379.1
Estimated REIT taxable income per common share - basic and diluted	$1.25	$2.48

Beginning cumulative non-deductible capital losses	$1,785	$—
Non-deductible capital losses in excess of capital gains	—	1,785
Utilization of capital loss carryforward	(1,022)	—
Ending cumulative non-deductible capital losses	$763	$1,785
Ending cumulative non-deductible capital losses per common share	$2.16	$5.01
Taxable income for fiscal year 2014 excludes $1.0 billion of estimated net capital gains, which were applied against our prior year net capital loss carryforward. Taxable income for fiscal year 2013 excludes $1.8 billion of non-deductible net capital losses. Net capital losses can be carried forward and applied against future net capital gains for up to five years.
As of December 31, 2014, we had distributed all of our estimated taxable income through fiscal year 2014. Accordingly, we do not expect to incur an income tax liability or excise tax liability on our 2014 taxable income.
For fiscal year 2013, we distributed all of our taxable income within the limits prescribed by the Internal Revenue Code, which extended into fiscal year 2014. Accordingly, we did not incur an income tax liability on our 2013 taxable income. We did not, however, distribute the required minimum amount of taxable income during fiscal year 2013 pursuant to federal excise tax requirements and we recognized an excise tax provision of $3 million for fiscal year 2013. Additionally, for fiscal year 2013, we recorded an income tax provision of $10 million attributable to our TRS.
The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during fiscal years 2014 and 2013:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
December 31, 2014 [1]	$0.50000	$0.484375	$0.66
September 30, 2014	0.50000	0.484375	0.65
June 30, 2014 [2]	0.50000	0.360590	0.65
March 31, 2014	0.50000	—	0.65
Total	$2.00000	$1.329340	$2.61

December 31, 2013 [3]	$0.50000	$—	$0.65
September 30, 2013	0.50000	—	0.80
June 30, 2013	0.50000	—	1.05
March 31, 2013	0.50000	—	1.25
Total	$2.00000	$—	$3.75
_______________________

1.	The Series A and Series B Preferred Stock dividend held a record date of January 1, 2015 and is included in fiscal year 2015 for federal income tax purposes.

2.	Series B Preferred Stock depositary share dividend amount includes dividends payable for a partial dividend period.

3.	The Series A Preferred Stock dividend held a record date of January 1, 2014 and is included in fiscal year 2014 for federal income tax purposes.

Other Comprehensive Income (Loss)
The following table summarizes the components of our other comprehensive income (loss) for fiscal years 2014 and 2013 (in millions):

	Fiscal Year
	2014	2013
Unrealized gain (loss) on AFS securities, net:
Unrealized gain (loss), net	$1,708	$(4,535)
Reversal of prior period unrealized (gain) loss, net, upon realization	(51)	1,408
Unrealized gain (loss) on AFS securities, net:	1,657	(3,127)
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	156	189
Total other comprehensive income (loss)	$1,813	$(2,938)

FISCAL YEAR 2013 COMPARED TO FISCAL YEAR 2012:

Interest Income and Asset Yield
The following table summarizes our interest income for fiscal years 2013 and 2012 (dollars in millions):

	Fiscal Year 2013		Fiscal Year 2012
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$2,710	3.59%	$2,776	3.90%
Premium amortization	(517)	(0.82)%	(667)	(1.08)%
Interest income	$2,193	2.77%	$2,109	2.82%
Actual portfolio CPR	10%		10%
Projected life CPR as of period end	7%		11%
Average 30-year fixed rate mortgage rate as of period end [1]	4.48%		3.35%
10-year U.S. Treasury rate as of period end	3.01%		1.75%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are our average agency MBS portfolio size and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the increase in interest income between fiscal year 2013 and 2012 (in millions):

Impact of Changes in Principal Elements Impacting Interest Income
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

Leverage
Our leverage was 7.3 times and 7.0 times our stockholders' equity as of December 31, 2013 and 2012, respectively, measured as the sum of our agency MBS repo agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 7.5 times and 8.2 times our stockholders' equity as of December 31, 2013 and 2012, respectively.
The table below presents our average and quarter-end repo and other debt balance, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Agency MBS Repurchase Agreements and Other Debt [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2013	$71,260	$80,706	$62,124	$(486)	$2,276	7.6:1	7.5:1	7.3:1	7.5:1
September 30, 2013	$78,845	$83,859	$79,117	$131	$(7,060)	7.8:1	7.8:1	7.9:1	7.2:1
June 30, 2013	$66,060	$71,102	$71,102	$28,904	$15,285	5.9:1	8.4:1	7.0:1	8.5:1
March 31, 2013	$70,591	$75,580	$67,122	$17,892	$27,294	6.5:1	8.2:1	5.7:1	8.1:1
December 31, 2012	$74,649	$80,262	$75,415	$13,069	$12,775	6.7:1	7.8:1	7.0:1	8.2:1
September 30, 2012	$75,106	$81,227	$80,262	NM	NM	7.1:1	NM	7.0:1	NM
June 30, 2012	$67,997	$70,354	$70,290	NM	NM	7.5:1	NM	7.6:1	NM
March 31, 2012	$57,480	$69,867	$69,866	NM	NM	8.2:1	NM	8.4:1	NM
_______________________

1.	Excludes U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average leverage during the period was calculated by dividing the sum of our daily weighted average agency repurchase agreements and debt of consolidated VIEs outstanding for the period by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

4.	Average "at risk" leverage during the period includes the components of "average leverage during the period," plus our daily weighted average net TBA position (at cost) during the period.

5.
Leverage as of period end was calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net payables and receivables for unsettled agency MBS securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

6.	"At risk" leverage as of period end includes the components of "leverage as of period end," plus the cost basis (or contract price) of our net TBA position.

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

The principal elements impacting our adjusted net interest expense are the average amount of repurchase agreements and interest rate swaps outstanding and our cost of funds. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense for fiscal years 2013 and 2012 (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Fiscal Year 2013 vs. 2012
		Due to Change in Average [1]
	Decrease	Repo / Swap Balance	Repo / Swap Rate
Repurchase agreements and other debt expense	$40	$13	$27
Periodic interest rate swap costs [2]	156	95	61
Total change in adjusted net interest expense	$196	$108	$88
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

The increase in our adjusted net interest expense was primarily a function of maintaining a higher ratio of interest rate swaps to repurchase agreements and other debt during fiscal year 2013 compared to 2012. Adjusted net interest expense was also impacted by an increase in our average repo balance attributable to a larger investment portfolio and moderately higher repo and swap rates during fiscal year 2013. The table below presents a summary of our average repo and interest rates swaps outstanding for fiscal years 2013 and 2012 (dollars in millions):

	Fiscal Year
Average Debt and Interest Rate Swaps Outstanding	2013	2012
Average repurchase agreements and other debt	$71,753	$68,810
Average notional amount of interest rate swaps [1]	$47,007	$38,885
Average ratio of interest rate swaps to repurchase agreements and other debt outstanding	66%	57%

Weighted average pay rate on interest rate swaps	1.55%	1.50%
Weighted average receive rate on interest rate swaps	0.25%	0.32%
Weighted average net pay rate on interest rate swaps	1.30%	1.18%
 _______________________

1.	Average notional amount of interest rate swaps excludes forward starting swaps not in effect during the periods presented.
Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. As of December 31, 2013, we had $4.0 billion of forward starting interest rate swaps outstanding with a weighted average forward start date of 1.9 years through November 2016 and a weighted average fixed pay rate of 2.94%. As of December 31, 2012, we had $2.8 billion of forward starting interest rate swaps outstanding with a weighted average forward start date of 0.2 years through April 2013 and a weighted average fixed pay rate of 2.18%.

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization(non-GAAP financial measures) for the fiscal years 2013 and 2012 (dollars in millions):

	Fiscal Year
	2013	2012
Net interest income	$1,657	$1,597
Other periodic interest costs of interest rate swaps, net [1]	(424)	(252)
Dividend from REIT equity securities	5	—
TBA dollar roll income [1]	320	98
Adjusted net interest income	1,558	1,443
Operating expenses	168	144
Net spread and dollar roll income	1,390	1,299
Dividend on preferred stock	14	10
Net spread and dollar roll income available to common shareholders	1,376	1,289
Estimated "catch-up" premium amortization benefit due to change in CPR forecast	(103)	(9)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common shareholders	$1,273	$1,280

Weighted average number of common shares outstanding - basic and diluted	379.1	303.9
Net spread and dollar roll income per common share - basic and diluted	$3.63	$4.24
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$3.36	$4.21
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income

Net spread and dollar roll income, excluding "catch-up" premium amortization, for fiscal year 2013 decreased by $0.85 per common share due to higher swap and repo funding costs. TBA dollar roll income increased to $320 million for fiscal year 2013 from $98 million for the prior year period as a function of our relative shift from repo funded assets towards dollar roll funded assets and improved financing available in the TBA dollar roll market. Our average net interest rate spread and dollar roll income, excluding the "catch-up" amortization, was approximately 1.51% for fiscal year 2013, compared to 1.76% for fiscal year 2012 (or 1.63% and 1.77%, respectively, including "catch-up" amortization).

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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2013 and 2012 (in millions):

	Fiscal Year
	2013	2012
Periodic interest costs of interest rate swaps, net [1]	$(424)	$(252)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income	320	98
TBA securities - mark-to-market net loss	(946)	(148)
Payer swaptions	233	(42)
U.S. Treasury securities - long position	13	(1)
U.S. Treasury securities - short position	412	(144)
U.S. Treasury futures - short position	9	(104)
Interest rate swap termination fee income (expense)	29	(180)
REIT equity securities	5	—
Other	(6)	—
Total realized gain (loss) on derivative instruments and other securities, net	69	(521)
Unrealized (loss) gain on derivative instruments and other securities, net: [2]
TBA securities - mark-to-market net (loss)/gain	(100)	81
Interest rate swaps	1,540	(602)
Payer swaptions	25	(64)
Interest and principal-only strips	—	17
U.S. Treasury securities - long position	(55)	—
U.S. Treasury securities - short position	60	2
U.S. Treasury futures - short position	40	14
Debt of consolidated VIEs	39	(28)
REIT equity securities	(3)	—
Total unrealized gain (loss) on derivative instruments and other securities, net	1,546	(580)
Total gain (loss) on derivative instruments and other securities, net	$1,191	$(1,353)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our consolidated financial statements in this Annual Report on Form 10-K.

Management Fees and General and Administrative Expenses
We incurred management fees of $136 million and $113 million for fiscal years 2013 and 2012, respectively. The year-over-year increase was primarily due to follow-on-equity raises during fiscal year 2012, partially offset by share repurchases and realized losses on sales of agency securities during fiscal year 2013.
General and administrative expenses were $32 million and $31 million for fiscal years 2013 and 2012, respectively, primarily consisting of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense.
Our total operating expense as a percentage of our average stockholders' equity was 1.61% and 1.52% as of December 31, 2013 and 2012, respectively.

Dividends and Income Taxes
For fiscal years 2013 and 2012, we had estimated taxable income available to common shareholders of $940 million and $2.1 billion (or $2.48 and $6.87 per common share), respectively.

The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2013 and 2012 (dollars in millions):

	Fiscal Year
	2013	2012
Net income (loss)	$1,259	$1,277
Estimated book to tax differences:
Premium amortization, net	(137)	51
Realized (gains) losses, net	(414)	159
Capital loss in excess of capital gain	1,785	—
Unrealized (gains) losses, net	(1,546)	574
Other	7	38
Total book to tax differences	(305)	822
Estimated REIT taxable income	954	2,099
Dividend on preferred stock	14	10
Estimated REIT taxable income available to common shareholders	$940	$2,089
Weighted average number of common shares outstanding - basic and diluted	379.1	303.9
Estimated REIT taxable income per common share - basic and diluted	$2.48	$6.87
Taxable income for fiscal year 2013 excludes $1.8 billion of estimated net capital losses, which are not deductible from our ordinary taxable income. Net capital losses can be carried forward and applied against future net capital gains for up five years.
The decrease in our estimated taxable income was a function of lower net interest spreads during fiscal year 2013 and lower capital gains on our investments and hedging instruments compared to fiscal year 2012.
For fiscal years 2013 and 2012, we distributed all of our taxable income within the limits prescribed by the Internal Revenue Code.
For fiscal years 2013 and 2012, we distributed all of our taxable income within the limits prescribed by the IRS, which extended into the subsequent tax year. Accordingly, we did not incur an income tax liability on our 2013 or 2012 taxable income. We did not, however, distribute the required minimum amount of taxable income during fiscal years 2013 and 2012 pursuant to federal excise tax requirements and we recognized an excise tax provision of $3 million and $25 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income.
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
The following table summarizes dividends declared on our Series A Preferred Stock and common stock during fiscal years 2013 and 2012:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Common Stock
December 31, 2013 [1]	$0.50000	$0.65
September 30, 2013	0.50000	0.80
June 30, 2013	0.50000	1.05
March 31, 2013	0.50000	1.25
Total	$2.00000	$3.75

December 31, 2012 [2]	$0.50000	$1.25
September 30, 2012	0.50000	1.25
June 30, 2012	0.55600	1.25
March 31, 2012	—	1.25
Total	$1.55600	$5.00
_______________________

1.	The Series A Preferred Stock record date was January 1, 2014 and is included in fiscal year 2014 for federal income tax purposes

2.	The Series A Preferred Stock record date was January 1, 2013 and is included in fiscal year 2013 for federal income tax purposes

Other Comprehensive (Loss) Income
The following table summarizes the components of our other comprehensive (loss) income for fiscal years 2013 and 2012 (in millions):

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
Debt Capital
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that our borrowings under such master repurchase agreements will generally have maturities ranging up to one year, but may have maturities up to five years or longer. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time. Our leverage as of December 31, 2014 was 5.3 times our stockholders' equity, measured as the sum of our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
As of December 31, 2014, our agency MBS repurchase agreements had a weighted average cost of funds of 0.41% and a weighted average remaining days-to-maturity of 143 days, excluding amounts borrowed under U.S. Treasury repurchase agreements.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2014, we had master repurchase agreements with 34 financial institutions located throughout North America, Europe and Asia. As of December 31, 2014, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 12% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2014. For further details regarding our borrowings under repurchase agreements and other debt as of December 31, 2014, please refer to Note 4 to our consolidated financial statements in this Annual Report on Form 10-K.

	December 31, 2014
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	18	60%
Asia	5	12%
Europe	11	28%
	34	100%

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

Throughout the fiscal year 2014, haircuts on our pledged collateral remained stable and as of December 31, 2014, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of December 31, 2014, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $3.3 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
Excluding centrally cleared interest rate swaps, as of December 31, 2014, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts. (See Notes 2 and 5 in the accompanying consolidated financial statements in this Annual Report on Form 10-K). Inclusive of our net TBA position, as of December 31, 2014, our total "at risk" leverage was 6.9 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2014, we had a net long TBA position with a market value and a total contract price of $14.8 billion and $14.6 billion, respectively, and a total net carrying value of $192 million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Annual Report on Form 10-K.

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
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of December 31, 2014, approximately 92% of our fixed rate agency MBS portfolio was eligible for TBA delivery.
Equity Capital
To the extent we raise additional equity capital through follow-on equity offerings, through our at-the-market offering program or under our dividend reinvestment and direct stock purchase plan, we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our repurchase agreements and for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms.
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of December 31, 2014 we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share, for proceeds, net of offering expenses, of approximately $167 million. In May 2014, we completed a public offering in which 7.0 million depositary shares were sold to the underwriters at a price of $24.2125 per depositary share, for proceeds, net of offering expenses, of approximately $169 million. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock. Holders of our Series A and Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their aggregate liquidation preference of $173 million and $175 million, respectively, before holders of our common stock are entitled to receive any dividends. For further details regarding our Series A and Series B Preferred Stock, please refer to Note 10 of our consolidated financial statements in this Annual Report on Form 10-K.
Common Stock
Our decision to issue shares of our common stock is based on a variety of factors, but we generally only intend to issue shares of our common stock when it is trading above our estimate of our current net asset value per common share. During fiscal year 2014, we did not complete any follow-on public offerings of shares of our common stock. During fiscal years 2013 and 2012, we completed follow-on public offerings of shares of our common stock for total net proceeds of $1.8 billion and $3.3 billion, respectively, summarized in the table below (in millions, except per share amounts).

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
We have also have sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During fiscal years 2014 and 2013, there were no shares issued under this program. During fiscal year 2012, we issued shares under this program for total net proceeds of $298 million. As of December 31, 2014, 16.7 million shares remain available for issuance under this program.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provided for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. In January 2014, our Board of Directors increased the authorized amount by an additional $1 billion of our outstanding shares of common stock through December 31, 2014. In October 2014, our Board of Directors extended its authorization through December 31, 2015. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During fiscal year 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. During fiscal year 2013, we repurchased approximately 40.3 million shares of our common stock at an average repurchase price of $21.25 per share, including expenses, totaling $856 million. During fiscal year 2012, we repurchased 2.7 million shares of our common stock at an average repurchase price of $29.00 per share, including expenses, totaling $77 million. As of December 31, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2014, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2014, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and interest expense on repurchase agreements (in millions):

	Fiscal Year
	2015	2016	2017	2018	2019	Total
Repurchase agreements	$47,194	$600	$952	$650	$900	$50,296
Interest expense on repurchase agreements [1]	61	18	14	8	1	102
Total	$47,255	$618	$966	$658	$901	$50,398
________________________

1.	Interest expense on repurchase agreements is calculated based on the weighted average interest rates as of December 31, 2014.

FORWARD-LOOKING STATEMENTS
All statements contained herein that are not historical facts including, but not limited to, statements regarding anticipated activity are forward looking in nature and involve a number of risks and uncertainties. Actual results may differ materially. Among the factors that could cause actual results to differ materially are the following: (i) changes in the market value of our assets; (ii) changes in net interest rate spreads; (iii) changes in prepayment rates of the mortgage loans underlying our agency securities; (iv) risks associated with our hedging activities; (v) availability and terms of financing arrangements; (vi) further actions by the U.S. government to stabilize the economy; (vii) changes in our business or investment strategy; (viii) legislative and regulatory changes (including changes to laws governing the taxation of REITs); (ix) our ability to meet the requirements of a REIT (including income and asset requirements); and (x) our ability to remain exempt from registration under the Investment Company Act of 1940. For a discussion of the risks and uncertainties which could cause actual results to differ from those contained in the forward-looking statements, please see the information under the caption "Risk Factors" described in this Annual Report on Form 10-K. We caution readers not to place undue reliance on any such forward-looking statements, which statements are made pursuant to the Private Securities Litigation Reform Act of 1995 and, as such, speak only as of the date made.

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
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and swaptions. We also utilize TBA contracts as well as U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
We also have limited transparency into the underlying investment and hedge portfolios of other agency mortgage REITs in which we may invest. Therefore, our Manager must make certain assumptions to estimate the duration and convexity of the underlying portfolios and their sensitivity to changes in interest rates. Such estimates do not include the potential impact of other factors which may affect the fair value of our investments in other REITs, such as stock market volatility. Accordingly, actual results could differ from our estimates.
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of December 31, 2014 and 2013 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2014 and 2013. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
Actual results could differ materially from estimates, especially in the current market environment. To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high price volatility, actual results will likely differ materially from projections and could be larger or smaller than the estimates in the table below. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate changes on a static portfolio, we actively manage our portfolio and we continuously make adjustments to the size and composition of our asset and hedge portfolio.

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of December 31, 2014
-100 Basis Points	-14.5%	-0.6%	-4.7%
-50 Basis Points	-3.3%	+0.1%	+0.5%
+50 Basis Points	+0.9%	-0.5%	-3.8%
+100 Basis Points	-0.4%	-1.2%	-9.6%

As of December 31, 2013
-100 Basis Points	+1.8%	+1.1%	+9.0%
-50 Basis Points	+6.8%	+0.8%	+6.1%
+50 Basis Points	-3.6%	-0.8%	-6.4%
+100 Basis Points	-7.2%	-1.7%	-13.1%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our current pay interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury securities. Also excludes costs associated with our TBA position and TBA dollar roll income/loss. Base case scenario assumes interest rates and forecasted CPR of 9% and 7% as of December 31, 2014 and 2013, respectively. As of December 31, 2014, rate shock scenarios assume a forecasted CPR of 14%, 11%, 8% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2013, rate shock scenarios assume a forecasted CPR of 10%, 8%, 7% and 6% for such scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to a decrease/increase in the forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The change in our interest rate sensitivity as of December 31, 2014 compared to December 31, 2013 was a function of lower 5 and 10 year interest rates and a flatter yield curve, partially mitigated by changes in the size and composition of our asset and hedge portfolio.
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
We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets. We also amortize or accrete premiums and discounts associated with the purchase of agency MBS into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar agency securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Spread Risk

When the market spread widens between the yield on our agency securities and benchmark interest rates, our net book value could decline if the value of our agency securities fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of December 31, 2014 and 2013 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.3 years and 5.5 years based on interest rates and MBS prices as of December 31, 2014 and 2013, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of December 31, 2014
-25 Basis Points	+1.3%	+9.8%
-10 Basis Points	+0.5%	+3.9%
+10 Basis Points	-0.5%	-3.9%
+25 Basis Points	-1.3%	-9.8%

As of December 31, 2013
-25 Basis Points	+1.3%	+10.1%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.1%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, U.S. Treasury securities and cash. As of December 31, 2014, we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $3.3 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed rate assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our fixed rate agency securities to decline by more than otherwise would be the case while most of our hedging instruments (with the exception of short TBA mortgage positions, interest-only securities and certain other supplemental hedging instruments) would not receive any incremental offsetting gains. In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2014 and 2013 and fiscal years 2014, 2013 and 2012. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2014, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2014. The effectiveness of our internal control over financial reporting as of December 31, 2014 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited American Capital Agency Corp.’s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Capital Agency Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Capital Agency Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2014, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Agency Corp. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2014 of American Capital Agency Corp., and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2015

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited the accompanying consolidated balance sheets of American Capital Agency Corp. as of December 31, 2014 and 2013, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2014. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Agency Corp. at December 31, 2014 and 2013, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2014, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Agency Corp.'s internal control over financial reporting as of December 31, 2014, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2015 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 25, 2015

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2014	2013
Assets:
Agency securities, at fair value (including pledged securities of $51,629 and $62,205, respectively)	$55,482	$64,482
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,266	1,459
U.S. Treasury securities, at fair value (including pledged securities of $2,375 and $3,778, respectively)	2,427	3,822
REIT equity securities, at fair value	68	237
Cash and cash equivalents	1,720	2,143
Restricted cash	713	101
Derivative assets, at fair value	408	1,194
Receivable for securities sold (including pledged securities of $79 and $622, respectively)	239	652
Receivable under reverse repurchase agreements	5,218	1,881
Other assets	225	284
Total assets	$67,766	$76,255
Liabilities:
Repurchase agreements	$50,296	$63,533
Debt of consolidated variable interest entities, at fair value	761	910
Payable for securities purchased	843	118
Derivative liabilities, at fair value	890	422
Dividends payable	85	235
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	5,363	1,848
Accounts payable and other accrued liabilities	100	492
Total liabilities	58,338	67,558
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348 and $173, respectively)	336	167
Common stock - $0.01 par value; 600.0 shares authorized;
352.8 and 356.2 shares issued and outstanding, respectively	4	4
Additional paid-in capital	10,332	10,406
Retained deficit	(1,674)	(497)
Accumulated other comprehensive income (loss)	430	(1,383)
Total stockholders' equity	9,428	8,697
Total liabilities and stockholders' equity	$67,766	$76,255
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2014	2013	2012
Interest income:
Interest income	$1,472	$2,193	$2,109
Interest expense	372	536	512
Net interest income	1,100	1,657	1,597
Other loss, net:
Gain (loss) on sale of agency securities, net	51	(1,408)	1,196
(Loss) gain on derivative instruments and other securities, net	(1,243)	1,191	(1,353)
Total other loss, net	(1,192)	(217)	(157)
Expenses:
Management fees	119	136	113
General and administrative expenses	22	32	31
Total expenses	141	168	144
(Loss) income before income tax	(233)	1,272	1,296
Provision for income tax, net	—	13	19
Net (loss) income	(233)	1,259	1,277
Dividend on preferred stock	23	14	10
Net (loss) income (attributable) available to common shareholders	$(256)	$1,245	$1,267

Net (loss) income	$(233)	$1,259	$1,277
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	1,657	(3,127)	1,039
Unrealized gain on derivative instruments, net	156	189	205
Other comprehensive income (loss)	1,813	(2,938)	1,244
Comprehensive income (loss)	1,580	(1,679)	2,521
Dividend on preferred stock	23	14	10
Comprehensive income (loss) available (attributable) to common shareholders	$1,557	$(1,693)	$2,511

Weighted average number of common shares outstanding - basic and diluted	353.3	379.1	303.9
Net (loss) income per common share - basic and diluted	$(0.72)	$3.28	$4.17
Comprehensive income (loss) per common share - basic and diluted	$4.41	$(4.47)	$8.26
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31 2011	—	$—	224.2	$2	$5,937	$(38)	$311	$6,212
Net income	—	—	—	—	—	1,277	—	1,277
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,039	1,039
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	205	205
Issuance of preferred stock	6.9	167	—	—	—	—	—	167
Issuance of common stock	—	—	117.4	1	3,600	—	—	3,601
Repurchase of common stock	—	—	(2.7)	—	(77)	—	—	(77)
Preferred dividends declared	—	—	—	—	—	(10)	—	(10)
Common dividends declared	—	—	—	—	—	(1,518)	—	(1,518)
Balance, December 31, 2012	6.9	167	338.9	3	9,460	(289)	1,555	10,896
Net income	—	—	—	—	—	1,259	—	1,259
Other comprehensive income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(3,127)	(3,127)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	189	189
Issuance of common stock	—	—	57.5	1	1,802	—	—	1,803
Repurchase of common stock	—	—	(40.2)	—	(856)	—	—	(856)
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Common dividends declared	—	—	—	—	—	(1,453)	—	(1,453)
Balance, December 31, 2013	6.9	167	356.2	4	10,406	(497)	(1,383)	8,697
Net loss	—	—	—	—	—	(233)	—	(233)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,657	1,657
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	156	156
Issuance of preferred stock	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(23)	—	(23)
Common dividends declared	—	—	—	—	—	(921)	—	(921)
Balance, December 31, 2014	6.9	$336	352.8	$4	$10,332	$(1,674)	$430	$9,428
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2014	2013	2012
Operating activities:
Net income	$(233)	$1,259	$1,277
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	472	517	667
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	156	189	205
(Gain) loss on sale of agency securities, net	(51)	1,408	(1,196)
Loss (gain) on derivative instruments and other securities, net	1,243	(1,191)	1,353
Decrease (increase) in other assets	55	(24)	(76)
Increase (decrease) in accounts payable and other accrued liabilities	(18)	325	86
Accretion of discounts on debt of consolidated variable interest entities	(2)	18	5
Net cash provided by operating activities	1,622	2,501	2,321
Investing activities:
Purchases of agency securities	(26,349)	(76,892)	(104,703)
Proceeds from sale of agency securities	30,587	79,456	65,249
Principal collections on agency securities	7,358	10,589	9,576
Purchases of U.S. Treasury securities	(51,511)	(68,261)	(28,196)
Proceeds from sale of U.S. Treasury securities	56,068	54,952	39,012
Net (payments on) proceeds from reverse repurchase agreements	(3,337)	9,937	(11,055)
Net proceeds from (payments on) other derivative instruments	313	(1,007)	(1,001)
Purchases of REIT equity securities	(234)	(197)	—
Proceeds from sale of REIT equity securities	416	—	—
(Increase) decrease in restricted cash	(612)	298	(63)
Other investing cash flows, net	(350)	—	—
Net cash provided by (used in) investing activities	12,349	8,875	(31,181)
Financing activities:
Proceeds from repurchase arrangements	291,736	564,971	404,853
Repayments on repurchase agreements	(304,973)	(575,916)	(378,056)
Proceeds from debt of consolidated variable interest entities	—	203	1,000
Repayments on debt of consolidated variable interest entities	(158)	(209)	(150)
Net proceeds from preferred stock issuance	169	—	167
Net proceeds from common stock issuance	—	1,803	3,601
Payments for common stock repurchases	(74)	(856)	(77)
Cash dividends paid	(1,094)	(1,659)	(1,415)
Net cash (used in) provided by financing activities	(14,394)	(11,663)	29,923
Net change in cash and cash equivalents	(423)	(287)	1,063
Cash and cash equivalents at beginning of period	2,143	2,430	1,367
Cash and cash equivalents at end of period	$1,720	$2,143	$2,430

Supplemental disclosure to cash flow information:
Interest paid	$217	$347	$256
Taxes paid	$3	$25	$10
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
Our principal objective is to preserve our net asset value (also referred to as "net book value," "NAV" and "stockholders' equity") while generating attractive risk-adjusted returns for distribution to our stockholders through regular monthly dividends from the combination of our net interest income and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through short-term borrowings structured as repurchase agreements.

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
Accumulated Other Comprehensive Income (Loss)
Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income ("ASC 220"), divides comprehensive income into net income and other comprehensive income (loss) ("OCI"), which includes unrealized gains and losses on securities classified as available-for-sale and unrealized gains and losses on derivative financial instruments that are designated and qualify for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging ("ASC 815"). During fiscal year 2011, we discontinued

designating our derivative financial instruments, principally interest rate swaps, as cash flow hedges. For further information regarding our discontinuation of cash flow hedge accounting, see Derivatives Instruments below and Note 5.
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
We evaluate our agency securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. However, with respect to the first condition, since the liquidity of the agency securities market allows us to obtain competitive bids and execute on a sale transaction typically within a day of making the decision to sell a security, we generally do not make decisions to sell specific agency securities until shortly prior to initiating a sell order. In some instances, we may sell specific agency securities by delivering the securities into existing short to-be-announced ("TBA") contracts. TBA market conventions require the identification of the specific securities to be delivered no later than 48 hours prior to settlement. If we settle a short TBA contract through the delivery of securities, we will generally identify the specific securities to be delivered within one to two days before the 48-hour deadline.

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
We did not recognize any OTTI charges on our investment securities for fiscal years 2014, 2013 or 2012.
Interest Income
Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums or discounts associated with the purchase of investment securities are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs ("ASC 310-20").
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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing ("ASC 860"), we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest, as specified in the respective transactions. Our repurchase agreements typically have maturities of less than one year, but may extend up to five years or more. Interest rates under our repurchase agreements generally correspond to one, three or six month LIBOR plus or minus a fixed spread. The fair value of our repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
We from time to time borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivatives Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements generally mature daily. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are generally reset daily.
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool basis, or a TBA contract, and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities.
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
The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. We attempt to minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 20 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market, with swap agreements entered into subsequent to May 2013 subject to central clearing through a registered commodities exchange ("centrally cleared swaps").
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
Interest rate swaptions
We purchase interest rate swaptions generally to help mitigate the potential impact of larger, more rapid changes in interest rates on the performance of our investment portfolio. Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our swaption agreements typically provide us the option to enter into a pay fixed rate interest rate swap, which we refer as "payer swaptions." We may also enter into swaption agreements that provide us the option to enter into a receive fixed interest rate swap, which we refer to as "receiver swaptions." The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
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
We estimate the fair value of the consolidated debt based on the fair value of the agency MBS transferred to consolidated VIEs, less the fair value of our retained interests, which are measured on a market approach using "Level 2" inputs from third-party pricing services and dealer quotes.
Manager Compensation
Our management agreement provides for the payment to our Manager of a management fee and reimbursement of certain operating expenses, which are accrued and expensed during the period for which they are earned or incurred. Refer to Note 8 for the terms of our management agreement and the administrative services agreement between American Capital and our Manager.
Income Taxes
We elected to be taxed as a REIT under the provisions of the Internal Revenue Code and the corresponding provisions of state law, commencing with our initial tax year ended December 31, 2008. In order to continue to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income, amongst other conditions. A REIT is not subject to tax on its earnings to the extent that it distributes its annual taxable income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Internal Revenue Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT's federal income tax return and paid to stockholders by the last day of the subsequent year.
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

Note 3. Investment Securities
As of December 31, 2014 and 2013, our investment portfolio consisted of $56.7 billion and $65.9 billion of agency MBS, respectively, and a $14.8 billion and $2.3 billion net long TBA position, at fair value, respectively.
Our TBA positions are reported at their net carrying value of $192 million and $(5) million as of December 31, 2014 and 2013, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Note 5 for further details of our net TBA position as of December 31, 2014 and 2013.)
As of December 31, 2014 and 2013, the net unamortized premium balance on our agency MBS was $2.5 billion and $3.0 billion, respectively, including interest and principal-only strips.
The following tables summarize our investments in agency MBS as of December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$53,945	$715	$(187)	$54,473
Adjustable rate	659	19	—	678
CMO	1,172	24	(1)	1,195
Interest-only and principal-only strips	372	33	(3)	402
Total agency MBS	$56,148	$791	$(191)	$56,748

	December 31, 2013
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$64,057	$242	$(1,338)	$62,961
Adjustable rate	1,223	15	(3)	1,235
CMO	1,313	3	(8)	1,308
Interest-only and principal-only strips	432	16	(11)	437
Total agency MBS	$67,025	$276	$(1,360)	$65,941

	December 31, 2014
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$42,749	$10,566	$107	$53,422
Unamortized discount	(37)	(5)	—	(42)
Unamortized premium	1,880	514	2	2,396
Amortized cost	44,592	11,075	109	55,776
Gross unrealized gains	610	145	3	758
Gross unrealized losses	(127)	(61)	—	(188)
Total available-for-sale agency MBS, at fair value	45,075	11,159	112	56,346
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	348	24	—	372
Gross unrealized gains	30	3	—	33
Gross unrealized losses	(2)	(1)	—	(3)
Total agency MBS remeasured at fair value through earnings	376	26	—	402
Total agency MBS, at fair value	$45,451	$11,185	$112	$56,748
Weighted average coupon as of December 31, 2014 [2]	3.63%	3.70%	3.52%	3.65%
Weighted average yield as of December 31, 2014 [3]	2.75%	2.73%	1.87%	2.74%
Weighted average yield for the year ended December 31, 2014 [3]	2.62%	2.64%	1.66%	2.63%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.2 billion and the weighted average contractual interest we are entitled to receive was 5.46% of this amount as of December 31, 2014. The par value of our principal-only agency MBS strips was $242 million as of December 31, 2014.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of December 31, 2014.

3.	Incorporates a weighted average future constant prepayment rate assumption of 9% based on forward rates as of December 31, 2014.

	December 31, 2013
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$50,914	$12,640	$223	$63,777
Unamortized discount	(25)	(7)	—	(32)
Unamortized premium	2,210	631	7	2,848
Amortized cost	53,099	13,264	230	66,593
Gross unrealized gains	181	74	5	260
Gross unrealized losses	(991)	(358)	—	(1,349)
Total available-for-sale agency MBS, at fair value	52,289	12,980	235	65,504
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	400	32	—	432
Gross unrealized gains	13	3	—	16
Gross unrealized losses	(9)	(2)	—	(11)
Total agency MBS remeasured at fair value through earnings	404	33	—	437
Total agency MBS, at fair value	$52,693	$13,013	$235	$65,941
Weighted average coupon as of December 31, 2013 [2]	3.53%	3.78%	3.56%	3.58%
Weighted average yield as of December 31, 2013 [3]	2.66%	2.87%	1.66%	2.70%
Weighted average yield for the year ended December 31, 2013 [3]	2.74%	2.87%	1.79%	2.77%
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

The actual maturities of our agency MBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of December 31, 2014 and 2013, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 9% and 7%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. We estimate long-term prepayment assumptions for different securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate reasonableness. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.

The following table summarizes our agency MBS classified as available-for-sale as of December 31, 2014 and 2013 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2014				December 31, 2013
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 1 year	$—	$—	—%	—%	$129	$129	3.07%	2.53%
> 1 year and ≤ 3 years	289	280	4.08%	2.62%	498	491	4.08%	2.25%
> 3 years and ≤ 5 years	22,153	21,820	3.26%	2.40%	24,471	24,342	3.59%	2.57%
> 5 years and ≤10 years	33,271	33,055	3.73%	2.92%	38,522	39,635	3.39%	2.73%
> 10 years	633	621	3.28%	3.15%	1,884	1,996	3.66%	2.96%
Total	$56,346	$55,776	3.54%	2.72%	$65,504	$66,593	3.47%	2.68%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.0 and 6.3 years as of December 31, 2014 and 2013, respectively. The weighted average life of our principal-only strips was 8.1 and 8.6 years as of December 31, 2014 and 2013, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders' equity, for our available-for-sale securities for fiscal years 2014, 2013 and 2012 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Fiscal year 2014	$(1,087)	1,708	(51)	$570
Fiscal year 2013	$2,040	(4,535)	1,408	$(1,087)
Fiscal year 2012	$1,001	2,235	(1,196)	$2,040

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2014 and 2013 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2014	$778	$(2)	$11,679	$(186)	$12,457	$(188)
December 31, 2013	$42,853	$(1,248)	$1,586	$(101)	$44,439	$(1,349)

As of the end of each respective reporting period, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. Accordingly, we did not recognize any OTTI charges on our investment securities for fiscal years 2014 and 2013. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.
Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency securities classified as available-for-sale for fiscal years 2014, 2013 and 2012 (in millions):

	Fiscal Year
Agency Securities Classified as Available-for-Sale	2014	2013	2012
Agency MBS sold, at cost	$(30,123)	$(81,516)	$(63,610)
Proceeds from agency MBS sold [1]	30,174	80,108	64,806
Net gain (loss) on sale of agency MBS	$51	$(1,408)	$1,196

Gross gain on sale of agency MBS	$172	$217	$1,209
Gross loss on sale of agency MBS	(121)	(1,625)	(13)
Net gain (loss) on sale of agency MBS	$51	$(1,408)	$1,196
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For fiscal years 2014 and 2012, we recognized a net unrealized gain of $32 million and $17 million, respectively, for the change in value of investments in interest and principal-only strips in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For fiscal year 2013, we did not recognize a net unrealized gain or loss on our interest and principal-only securities. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of December 31, 2014 and 2013, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.3 billion and $1.5 billion as of December 31, 2014 and 2013, respectively, and debt, at fair value, of $761 million and $910 million, respectively, in our accompanying consolidated balance sheets. As of December 31, 2014 and 2013, the agency securities had an aggregate unpaid principal balance of $1.2 billion and $1.4 billion, respectively, and the debt had an aggregate unpaid principal balance of $742 million and $900 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For fiscal years 2014, 2013 and 2012, we recognized a net loss of $10 million, a net gain of $39 million and a net loss of $28 million, respectively, associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of December 31, 2014 and 2013, the fair value of our CMO securities and interest and principal-only securities was $1.6 billion and $1.7 billion, respectively, excluding the consolidated CMO trusts discussed above, or $2.1 billion and $2.3 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $274 million and $246 million as of December 31, 2014 and 2013, respectively.

Note 4. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. For additional information regarding our pledged assets please refer to Note 6. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2014 and 2013, we had met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014			December 31, 2013
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$14,157	0.37%	15	$23,577	0.42%	15
> 1 to ≤ 3 months	20,223	0.38%	61	20,490	0.43%	61
> 3 to ≤ 6 months	6,654	0.42%	120	6,946	0.45%	140
> 6 to ≤ 9 months	1,575	0.50%	225	2,232	0.53%	230
> 9 to ≤ 12 months	2,678	0.54%	313	3,607	0.54%	323
> 12 to ≤ 24 months	600	0.57%	551	3,261	0.60%	603
> 24 to ≤ 36 months	952	0.60%	999	500	0.62%	930
> 36 to ≤ 48 months	650	0.64%	1,266	202	0.71%	1,257
> 48 to < 60 months	900	0.68%	1,542	400	0.66%	1,574
Total agency MBS	48,389	0.41%	143	61,215	0.45%	124
U.S. Treasury securities:
1 day	1,907	0.09%	1	2,318	0.02%	1
Total / Weighted Average	$50,296	0.40%	138	$63,533	0.44%	119
As of December 31, 2014 and 2013, debt of consolidated VIEs, at fair value ("other debt") was $761 million and $910 million, respectively. As of December 31, 2014 and 2013, our other debt had a weighted average interest rate of LIBOR plus 43 and 42 basis points and a principal balance of $742 million and $900 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of December 31, 2014 and 2013 was 5.8 and 7.1 years, respectively.
As of December 31, 2014 and 2013, we also had outstanding forward commitments to purchase and sell agency securities through the TBA market (see Notes 2 and 5). These transactions, also referred to as TBA dollar roll transactions, represent a form of "off-balance sheet" financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our total "at risk" leverage. However, pursuant to ASC 815, we account for such transactions as one or more series of derivative transactions and, consequently, they are not recognized as debt on our consolidated balance sheet and are excluded from commensurate measurements of our balance sheet debt to equity leverage ratios.

Note 5. Derivative and Other Hedging Instruments
In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We typically enter into agreements for interest rate swaps and interest rate swaptions and purchase or short TBA and U.S. Treasury securities. We may also purchase or write put or call options on TBA securities or we may invest in other types of mortgage derivative securities, such as interest and principal-only securities. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 2.
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For fiscal years 2014, 2013 and 2012, we reclassified $156 million, $189 million and $205 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio for those periods were $486 million, $613 million and $457 million, respectively. The difference of $330 million, $424 million and $252 million for these periods, respectively, is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of December 31, 2014, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $140 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 1.4 years. As of December 31, 2014, the net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months was $101 million.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative assets and liabilities as of December 31, 2014 and 2013 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	December 31, 2014	December 31, 2013
Interest rate swaps	Derivative assets, at fair value	$136	$880
Swaptions	Derivative assets, at fair value	75	258
TBA securities	Derivative assets, at fair value	197	17
U.S. Treasury futures - short	Derivative assets, at fair value	—	39
Total		$408	$1,194

Interest rate swaps	Derivative liabilities, at fair value	$(880)	$(400)
TBA securities	Derivative liabilities, at fair value	(5)	(22)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(5)	—
Total		$(890)	$(422)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$2,427	$3,822
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value [1]	(5,363)	(1,848)
Total - (short)/long, net		$(2,936)	$1,974
 ________________________

1.
Our obligation to return securities borrowed under reverse repurchase agreements as of December 31, 2014 and 2013 relates to securities borrowed to cover short sales of U.S. Treasury securities from which we received total sale proceeds of $5.4 billion and $1.9 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$12,300	1.33%	0.21%	$(87)	2.0
> 3 to ≤ 5 years	8,975	1.63%	0.24%	(4)	4.2
> 5 to ≤ 7 years	7,250	2.47%	0.23%	(139)	6.1
> 7 to ≤ 10 years	10,775	2.48%	0.24%	(223)	8.3
> 10 years	4,400	3.19%	0.23%	(291)	12.6
Total Payer Interest Rate Swaps	$43,700	2.05%	0.23%	$(744)	5.8
   ________________________

1.	Notional amount includes forward starting swaps of $12.4 billion with an average forward start date of 1.1 years and an average maturity of 7.9 years from December 31, 2014.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.68% as of December 31, 2014.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from December 31, 2014 through stated maturity date.

	December 31, 2013
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$16,750	1.57%	0.19%	$(382)	1.6
> 3 to ≤ 5 years	10,225	1.07%	0.24%	81	3.9
> 5 to ≤ 7 years	5,700	1.97%	0.26%	113	6.0
> 7 to ≤ 10 years	8,825	2.28%	0.24%	499	8.8
> 10 years	1,750	2.79%	0.24%	169	14.7
Total Payer Interest Rate Swaps	$43,250	1.70%	0.22%	$480	4.7
   ________________________

1.	Notional amount includes forward starting swaps of $4.0 billion with an average forward start date of 1.9 years from December 31, 2013.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.57% as of December 31, 2013.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from December 31, 2013 through stated maturity date.

The following tables summarize our interest rate swaption agreements outstanding as of December 31, 2014 and 2013 (dollars in millions):

	December 31, 2014
	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
Payer Swaptions:
≤ 1 year	$113	$36	6	$5,600	3.15%	3M	6.4
> 1 to ≤ 2 years	32	10	16	1,200	3.87%	3M	5.1
Total Payer Swaptions	$145	$46	8	$6,800	3.28%	3M	6.2

	December 31, 2014
	Option			Underlying Receiver Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Receive Rate	Average Pay Rate (LIBOR)	Average Term (Years)
Receiver Swaptions:
≤ 1 year	$18	$29	5	$4,250	1.78%	3M	6.4

	December 31, 2013
	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
Payer Swaptions:
≤ 1 year	$193	$117	4	$9,400	2.87%	3M	7.8
> 1 to ≤ 2 years	105	92	19	3,600	3.40%	3M	5.6
> 2 to ≤ 3 years	35	45	30	1,150	3.81%	3M	5.8
> 3 to ≤ 5 years	2	4	52	100	4.80%	3M	7.0
Total Payer Swaptions	$335	$258	10	$14,250	3.09%	3M	7.0
We did not have any receiver swaptions outstanding as of December 31, 2013.
The following table summarizes our U.S. Treasury securities as of December 31, 2014 and 2013 (in millions):

	December 31, 2014			December 31, 2013
Maturity	Face Amount Net Long / (Short)	Cost Basis	Market Value	Face Amount Net Long / (Short)	Cost Basis	Market Value
5 years	$(4,674)	$(4,650)	$(4,645)	$1,225	$1,211	$1,201
7 years	(717)	(717)	(718)	60	57	56
10 years	2,410	2,422	2,427	635	717	717
Total U.S. Treasury securities	$(2,981)	$(2,945)	$(2,936)	$1,920	$1,985	$1,974

The following table summarizes our contracts to purchase and sell TBA contracts as of December 31, 2014 and 2013 (in millions):

	December 31, 2014				December 31, 2013
Purchase and Sale Contracts for TBAs	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
TBA securities:
Purchase contracts	$17,388	$17,769	$17,916	$147	$6,660	$6,882	$6,864	$(18)
Sale contracts	(2,976)	(3,193)	(3,148)	45	(4,541)	(4,606)	(4,593)	13
TBA securities, net [5]	$14,412	$14,576	$14,768	$192	$2,119	$2,276	$2,271	$(5)
  ________________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

5.	Includes 15-year and 30-year TBA securities of varying coupons
Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2014, 2013 and 2012 (in millions):

	Fiscal year 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) December 31, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA securities	$2,119	213,627	(201,334)	$14,412	$1,117
Interest rate swaps	$(43,250)	(20,550)	20,100	$(43,700)	(1,838)
Payer swaptions	$(14,250)	(5,250)	12,700	$(6,800)	(193)
Receiver swaptions	$—	5,500	(1,250)	$4,250	11
U.S. Treasury securities - short position	$(2,007)	(36,489)	33,104	$(5,392)	(420)
U.S. Treasury securities - long position	$3,927	18,549	(20,065)	$2,411	66
U.S. Treasury futures contracts - short position	$(1,730)	(2,920)	3,920	$(730)	(76)
TBA put option	$—	(150)	150	$—	—
					$(1,333)
  ________________________________

1.
Excludes a net gain of $75 million from investments in REIT equity securities, a net loss of $10 million from debt of consolidated VIEs, a net gain of $32 million from interest and principal-only securities and other miscellaneous net losses of $7 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Fiscal year 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) December 31, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
Net TBA and forward settling agency securities	$12,477	42,707	(53,065)	$2,119	$(726)
Interest rate swaps	$(46,850)	(20,750)	24,350	$(43,250)	1,145
Payer swaptions	$(14,450)	(23,800)	24,000	$(14,250)	258
U.S. Treasury securities - short position	$(11,835)	(31,941)	41,769	$(2,007)	472
U.S. Treasury securities - long position	$—	27,805	(23,878)	$3,927	(42)
U.S. Treasury futures contracts - short position	$—	(9,239)	7,509	$(1,730)	49
TBA put option	$—	(50)	50	$—	—
					$1,156

  ______________________

1.
Excludes a net gain of $2 million from investments in REIT equity securities, a net gain of $39 million from debt of consolidated VIEs and other miscellaneous net losses of $6 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
					$(1,342)
  ______________________

1.
Excludes a net gain of $17 million from interest and principal-only securities, a net loss of $28 million from debt of consolidated VIEs recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 6. Pledged Assets
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
Consequently, the use of repurchase agreements and derivative instruments exposes us to credit risk relating to potential losses that could be recognized in the event that our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our repurchase agreement and derivative counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses, and we monitor our positions with individual counterparties. In the event of a default by a counterparty we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of December 31, 2014, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.

As of December 31, 2014, our amount at risk with any counterparty related to our repurchase agreements was less than 4% of our stockholders' equity and our amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2014 and 2013 (in millions):

	December 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$50,858	$1,266	$69	$702	$52,895
U.S. Treasury securities - fair value	1,904	—	550	—	2,454
Accrued interest on pledged securities	147	4	2	—	153
Restricted cash	6	—	698	9	713
Total	$52,915	$1,270	$1,319	$711	$56,215

	December 31, 2013
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$62,708	$1,459	$28	$91	$64,286
U.S. Treasury securities - fair value	3,708	—	70	—	3,778
Accrued interest on pledged securities	189	5	1	—	195
Restricted cash	3	—	41	57	101
Total	$66,608	$1,464	$140	$148	$68,360

The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under repurchase agreements and other debt of consolidated VIEs by remaining maturity of the repurchase agreement and other debt liability, including securities pledged related to sold but not yet settled securities, as of December 31, 2014 and 2013 (in millions). For the corresponding repurchase agreement and other debt liability associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2014			December 31, 2013
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
≤ 30 days	$14,605	$14,453	$41	$27,694	$28,125	$76
> 30 and ≤ 60 days	10,912	10,789	30	14,955	15,210	42
> 60 and ≤ 90 days	10,205	10,109	28	10,117	10,290	28
> 90 days	16,402	16,227	47	11,401	11,623	32
Total agency MBS	52,124	51,578	146	64,167	65,248	178
U.S. Treasury securities:
1 day	1,904	1,899	5	3,708	3,760	16
Total	$54,028	$53,477	$151	$67,875	$69,008	$194
As of December 31, 2014 and 2013, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.

Assets Pledged from Counterparties
As of December 31, 2014 and 2013, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2014			December 31, 2013
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$43	$43	$—	$82	$82
U.S. Treasury securities - fair value	5,363	47	5,410	1,848	164	2,012
Cash	—	28	28	—	366	366
Total	$5,363	$118	$5,481	$1,848	$612	$2,460
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
The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2014 and 2013 (in millions):

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2014
Interest rate swap and swaption agreements, at fair value [1]	$211	$—	$211	$(94)	$(83)	$34
Receivable under reverse repurchase agreements	5,218	—	5,218	(4,690)	(528)	—
Total derivative, other hedging instruments and other assets	$5,429	$—	$5,429	$(4,784)	$(611)	$34

December 31, 2013
Interest rate swap and swaption agreements, at fair value [1]	$1,138	$—	$1,138	$(331)	$(610)	$197
Receivable under reverse repurchase agreements	1,881	—	1,881	(1,881)	—	—
Total derivative, other hedging instruments and other assets	$3,019	$—	$3,019	$(2,212)	$(610)	$197

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2014
Interest rate swap agreements, at fair value [1]	$880	$—	$880	$(94)	$(782)	$4
Repurchase agreements	50,296	—	50,296	(4,690)	(45,606)	—
Total derivative, other hedging instruments and other liabilities	$51,176	$—	$51,176	$(4,784)	$(46,388)	$4

December 31, 2013
Interest rate swap agreements, at fair value [1]	$400	$—	$400	$(331)	$(69)	$—
Repurchase agreements	63,533	—	63,533	(1,881)	(61,652)	—
Total derivative, other hedging instruments and other liabilities	$63,933	$—	$63,933	$(2,212)	$(61,721)	$—
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

We review the various third party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range of third party estimates for each position, comparison to recent trade activity for similar securities, and management review for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from third party pricing sources, we will exclude third party prices for securities from our determination of fair value if we determine (based on our validation procedures and our market knowledge and expertise) that the price is significantly different from observable market data would indicate and we cannot obtain an understanding from the third party source as to the significant inputs used to determine the price.

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during fiscal years 2014 and 2013. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2014 and 2013 (dollars in millions):

	Fair Value Hierarchy
	Level 1	Level 2	Level 3
December 31, 2014
Assets:
Agency securities	$—	$55,482	$—
Agency securities transferred to consolidated VIEs	—	1,266	—
U.S. Treasury securities	2,427	—	—
Interest rate swaps	—	136	—
Swaptions	—	75	—
REIT equity securities	68	—
TBA securities	—	197	—
Total	$2,495	$57,156	$—
Liabilities:
Debt of consolidated VIEs	$—	$761	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	5,363	—	—
Interest rate swaps	—	880	—
U.S. Treasury futures	5	—	—
TBA securities	—	5	—
Total	$5,368	$1,646	$—

December 31, 2013
Assets:
Agency securities	$—	$64,482	$—
Agency securities transferred to consolidated VIEs	—	1,459	—
U.S. Treasury securities	3,822	—	—
Interest rate swaps	—	880	—
Swaptions	—	258	—
REIT equity securities	237	—	—
U.S. Treasury futures	39	—	—
TBA securities	—	17	—
Total	$4,098	$67,096	$—
Liabilities:
Debt of consolidated VIEs	$—	$910	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,848	—	—
Interest rate swaps	—	400	—
TBA securities	—	22	—
Total	$1,848	$1,332	$—
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

Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash, receivables, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost, which is determined to approximate fair value, primarily due to the short duration of these instruments. The cost basis of repo borrowings with initial terms of greater than one year is determined to approximate fair value, primarily as such agreements have floating rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market.    We estimate the fair value of these instruments using Level 2 inputs.

Note 8. Management Agreement and Related Party Transactions
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. The management agreement has been renewed through May 20, 2015 and provides for automatic one-year extension options thereafter. The management agreement may only be terminated by us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of each subsequent automatic annual renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were to not renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of the majority of our independent directors. We pay our Manager a management fee payable monthly in arrears in amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP.
There is no incentive compensation payable to our Manager pursuant to the management agreement. For fiscal years 2014, 2013 and 2012, we recorded an expense for management fees of $119 million, $136 million and $113 million, respectively.
We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For fiscal years 2014, 2013 and 2012, we recorded expense reimbursements to our Manager of $8 million, $10 million and $9 million, respectively, primarily consisting of costs related to information technology systems. As of December 31, 2014 and 2013, $10 million and $13 million was payable to our Manager, respectively.

Note 9. Income Taxes
The following table summarizes dividends for federal income tax purposes declared for fiscal tax years 2014, 2013 and 2012 and their related tax characterization (in millions, except per share amounts):

			Tax Characterization
Fiscal Tax Year	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share
8.000 % Series A Cumulative Redeemable Preferred Stock
Fiscal year 2014	$2.000000	$14	$2.000000	$—	$—
Fiscal year 2013	$2.000000	$14	$2.000000	$0.015980	$—
Fiscal year 2012 [1]	$1.056000	$7	$0.952300	$—	$0.103700
7.750% Series B Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2014 [2]	$0.844965	$6	$0.844965	$—	$—
Common Stock
Fiscal year 2014	$2.610000	$921	$2.610000	$—	$—
Fiscal year 2013	$3.750000	$1,453	$3.750000	$0.029963	$—
Fiscal year 2012	$5.000000	$1,518	$4.509200	$—	$0.490800
  ______________________

1.
Excludes Series A Preferred Stock dividend of $0.500000 per share declared on December 17, 2012 having a record date of January 1, 2013, which for federal income tax purposes is a fiscal year 2013 dividend.

2.
Excludes Series B Preferred Stock dividend of $0.484375 per depositary share declared on December 18, 2014 having a record date of January 1, 2015, which for federal income tax purposes is a fiscal year 2015 dividend.

As of December 31, 2014, we had distributed all of our estimated taxable income through fiscal year 2014. Accordingly, we do not expect to incur an income tax liability on our 2014 taxable income. For fiscal years 2013 and 2012, we distributed all of our taxable income within the limits prescribed by the Internal Revenue Code, which extended into the subsequent tax year. Accordingly, we did not incur an income tax liability on our 2013 and 2012 taxable income.
For fiscal years 2013 and 2012, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2, and consequently we accrued an excise tax of $3 million and $25 million, respectively, which is included in our net income tax provision on our accompanying consolidated statements of operations and comprehensive income.
For fiscal years 2013 and 2012, we recorded an income tax provision of $10 million and an income tax benefit of $6 million, respectively, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income. The statutory combined federal and state corporate tax rate for our TRS was 39.5% for fiscal years 2013 and 2012. For fiscal year 2014, we did not record an income tax provision attributable to our TRS.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2014, 2013 and 2012. Our tax returns for tax years 2011 and forward are open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of December 31, 2014 we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share.  Upon completion of the offering we received proceeds, net of offering expenses, of approximately $167 million. Our Series A Preferred Stock has no stated maturity and is not subject to any sinking fund or mandatory redemption. Under certain circumstances upon a change of control, our Series A Preferred Stock is convertible to shares of our common stock. Holders of Series A Preferred Stock have no voting rights, except under limited conditions, and holders are entitled to receive cumulative cash dividends at a rate of 8.000% per annum of the $25.00 per share liquidation preference before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock are redeemable at $25.00 per share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2014, we had declared all required quarterly dividends on our Series A Preferred Stock.
In May 2014, we completed a public offering in which 7.0 million depositary shares were sold to the underwriters at a price of $24.2125 per depositary share for proceeds, net of offering expenses, of approximately $169 million. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock. Our Series B Preferred Stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with our Series A Preferred Stock. Under certain circumstances upon a change of control, our Series B Preferred Stock is convertible to shares of our common stock. Holders of depositary shares have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of the $25.00 per depositary share liquidation preference before holders of our common stock are entitled to receive any dividends. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. Depositary shares are redeemable at $25.00 per depositary share plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on May 8, 2019 or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. As of December 31, 2014, we had declared all required quarterly dividends on the Series B Preferred Stock underlying our depositary shares.

Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provided for stock repurchases of up to $500 million of our outstanding shares of common stock through December 31, 2013.  In September 2013, our Board of Directors increased the authorized amount to $1 billion of our outstanding shares of common stock and extended its authorization through December 31, 2014. In January 2014, our Board of Directors increased the authorized amount by an additional $1 billion of our outstanding shares of common stock through December 31, 2014. In October 2014, our Board of Directors extended its authorization through December 31, 2015. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  We intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During fiscal year 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. During fiscal year 2013, we repurchased approximately 40.3 million shares of our common stock at an average repurchase price of $21.25 per share, including expenses, totaling $856 million. During fiscal year 2012, we repurchased 2.7 million shares of our common stock at an average repurchase price of $29.00 per share, including expenses, totaling $77 million. As of December 31, 2014, the total remaining amount authorized for repurchases of our common stock was $992 million.

Follow-On Equity Offerings

During fiscal years 2013 and 2012, we completed follow-on public offerings of shares of our common stock summarized in the table below (in millions, except per share amounts). During fiscal year 2014, we did not complete any follow-on public offerings of shares of our common stock.

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

At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. The table below summarizes sales our common stock under such sales agreements during fiscal year 2012 (in millions, except per share amounts):

At-the-Market Offering	Price Received Per Share	Shares	Net Proceeds
Fiscal year 2012	$31.41	9.5	$298

During fiscal years 2014 and 2013, there were no shares issued under this program. As of December 31, 2014, 16.7 million shares remain available for issuance under this program.

Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal years 2014, 2013 and 2012, there were no shares issued under the plan. As of December 31, 2014, 21.7 million shares remain available for issuance under the plan.
Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes to accumulated OCI for fiscal years 2014, 2013 and 2012 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Twelve Months Ended December 31, 2014
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	1,708	—	1,708
Amounts reclassified from accumulated OCI	(51)	156	105
Balance as of December 31, 2014	$570	$(140)	$430

Twelve Months Ended December 31, 2013
Balance as of December 31, 2012	$2,040	$(485)	$1,555
OCI before reclassifications	(4,535)	—	(4,535)
Amounts reclassified from accumulated OCI	1,408	189	1,597
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)

Twelve Months Ended December 31, 2012
Balance as of December 31, 2011	$1,001	$(690)	$311
OCI before reclassifications	2,235	—	2,235
Amounts reclassified from accumulated OCI	(1,196)	205	(991)
Balance as of December 31, 2012	$2,040	$(485)	$1,555

The following tables summarize reclassifications out of accumulated OCI for fiscal years 2014, 2013 and 2012 (in millions):

	Fiscal Year			Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2014	2013	2012
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS	$(51)	$1,408	$(1,196)	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	156	189	205	Interest expense
Total reclassifications	$105	$1,597	$(991)
Long-term Incentive Plan
We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors.
During fiscal year 2014, we granted restricted stock unit ("RSU") awards under the plan totaling of $375,000, or $75,000 to each independent director. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus any equivalent RSUs for dividends declared on our common stock, and vest over a 13 month period, subject to the terms and conditions of the plan. As of December 31, 2014, we had unvested RSU common stock equivalents totaling 18,060 shares, or 3,612 shares for each independent director, based on a closing share price of $22.36 on the grant date and including accrued dividend equivalent RSUs.
During fiscal years 2013 and 2012, we granted restricted common stock awards under the plan. The restricted stock awards had a grant date fair value equal to the closing price of our common stock on such date and vest annually over three years. During fiscal year 2013, we granted 15,000 shares of restricted common stock, or 3,000 shares to each independent director, with a weighted average grant date fair value of $31.20 per share. During fiscal year 2012, we granted 12,000 shares of restricted common stock, or 3,000 shares to each independent director, with a grant date fair value of $29.48 per share. As of December 31, 2014, we had 14,000 shares of unvested restricted common stock outstanding under the plan.
During fiscal years 2014, 2013 and 2012, a total of 13,000, 9,500 and 7,000 shares of restricted common stock vested under the plan, respectively. The total fair value of restricted stock awards that vested during fiscal years 2014, 2013 and 2012 was approximately $286,000, $290,000 and $222,000, respectively, based upon the fair market value of our common stock on the vesting date.
During fiscal years 2014, 2013 and 2012, we recognized approximately $540,000, $383,000 and $282,000 of compensation expense under the plan, respectively. As of December 31, 2014, we had unrecognized compensation costs related to awards granted under the plan of approximately $317,000. As of December 31, 2014, approximately 29,000 shares of common stock remained available for future issuance under the plan, net of unissued shares reserved for unvested RSU awards and dividend equivalent RSUs outstanding as of December 31, 2014.

Note 11. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income for fiscal years 2014 and 2013 (in millions, except per share data).

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest income:
Interest income	$399	$385	$357	$331
Interest expense	108	95	88	81
Net interest income	291	290	269	250
Other loss:
(Loss) gain on sale of agency securities, net	(19)	22	14	34
Loss on derivative instruments and other securities, net	(378)	(244)	(51)	(572)
Total other loss, net	(397)	(222)	(37)	(538)
Expenses:
Management fees	29	30	30	30
General and administrative expenses	6	6	5	5
Total expenses	35	36	35	35
Net (loss) income	(141)	32	197	(323)
Dividend on preferred stock	3	5	7	7
Net (loss) income (attributable) available to common shareholders	$(144)	$27	$190	$(330)

Net (loss) income	$(141)	$32	$197	$(323)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	521	790	(253)	599
Unrealized gain on derivative instruments, net	43	40	38	35
Other comprehensive income (loss)	564	830	(215)	634
Comprehensive income (loss)	423	862	(18)	311
Dividend on preferred stock	3	5	7	7
Comprehensive income (loss) available (attributable) to common shareholders	$420	$857	$(25)	$304
Weighted average number of common shares outstanding-basic and diluted	354.8	352.8	352.8	352.8
Net (loss) income per common share - basic and diluted	$(0.41)	$0.08	$0.54	$(0.94)
Comprehensive income (loss) per common share - basic and diluted	$1.18	$2.43	$(0.07)	$0.86
Dividends declared per common share	$0.65	$0.65	$0.65	$0.66

	Quarter Ended
	March 31, 2013	June 30, 2013	September 30, 2013	December 31, 2013
Interest income:
Interest income	$547	$545	$558	$542
Interest expense	140	131	145	120
Net interest income	407	414	413	422
Other (loss) income:
(Loss) gain on sale of agency securities, net	(26)	17	(733)	(667)
(Loss) gain on derivative instruments and other securities, net	(98)	1,444	(339)	184
Total other (loss) income, net	(124)	1,461	(1,072)	(483)
Expenses:
Management fees	33	37	35	31
General and administrative expenses	9	9	7	6
Total expenses	42	46	42	37
Income (loss) before income tax	241	1,829	(701)	(98)
Provision for income tax, net	10	—	—	3
Net income (loss)	231	1,829	(701)	(101)
Dividend on preferred stock	3	3	3	3
Net income (loss) available (attributable) to common shareholders	$228	$1,826	$(704)	$(104)

Net income (loss)	$231	$1,829	$(701)	$(101)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(837)	(2,813)	833	(311)
Unrealized gain on derivative instruments, net	49	48	47	46
Other comprehensive (loss) income	(788)	(2,765)	880	(265)
Comprehensive (loss) income	(557)	(936)	179	(366)
Dividend on preferred stock	3	3	3	3
Comprehensive (loss) income (attributable) available to common shareholders	$(560)	$(939)	$176	$(369)
Weighted average number of common shares outstanding-basic and diluted	356.2	396.4	390.6	373.0
Net income (loss) per common share - basic and diluted	$0.64	$4.61	$(1.80)	$(0.28)
Comprehensive (loss) income per common share - basic and diluted	$(1.57)	$(2.37)	$0.45	$(0.99)
Dividends declared per common share	$1.25	$1.05	$0.80	$0.65

Note 12. Subsequent Event

On January 15, 2015, we declared a cash dividend of $0.22 per share of common stock to common shareholders of record as of January 30, 2015, paid on February 6, 2015. On February 12, 2015, we declared a cash dividend of $0.22 per share of common stock to common shareholders of record as of February 27, 2015, payable on March 6, 2015.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2014. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management's Report on Internal Control over Financial Reporting is included in "Item 8. Financial Statements and Supplementary Data."
Changes in Internal Controls over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2015 Annual Meeting of Stockholders (the "2015 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE" and "CODE OF ETHICS AND CONDUCT."

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2015 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION" and "REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2015 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2015 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2015 Proxy Statement under the heading "PROPOSAL 2: RATIFICATION OF SELECTION OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.

Item 15.     Exhibits and Financial Statement Schedules

(a)    List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2014 and 2013

Consolidated Statements of Comprehensive Income for fiscal years 2014, 2013 and 2012
Consolidated Statements of Stockholders' Equity for fiscal years 2014, 2013 and 2012

Consolidated Statements of Cash Flows for fiscal years 2014, 2013 and 2012

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

*3.3	Certificate of Designations of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed April 3, 2012.

*3.4	Certificate of Designations of 7.750% Series B Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-34057), filed May 7, 2014.

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

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.1 to Amendment No. 4 to the Registration Statement on Form S-11 (Registration No. 333-149167), filed May 9, 2008.

*4.4	Specimen 8.000% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-K (File No. 001-34057), filed April 3, 2012.

*4.5	Specimen 7.750% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed May 7, 2014.

*4.6
Deposit Agreement, dated May 8, 2014, among American Capital Agency Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34067), filed May 8, 2014.

*4.7	Form of Depositary Receipt, incorporated herein by reference to Exhibit 4.3 of Form 8-K (File No. 001-34067), filed May 8, 2014.

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

†*10.6
Form of Restricted Stock Unit Agreement for independent directors, incorporated herein by reference to Exhibit 10.1 of Form 10-Q for the quarter ended June 30, 2014 (File No. 001-34057), filed August 7, 2014.

*10.7
Sales Agreement, dated December 1, 2011, among American Capital Agency Corp., American Capital AGNC Management, LLC and Cantor Fitzgerald & Co., incorporated herein by reference to Exhibit 10.10 of Form 10-K for the year ended December 31, 2011 (File No. 001-34057), filed February 23, 2012.

*10.8
Sales Agreement, dated December 1, 2011, among American Capital Agency Corp., American Capital AGNC Management, LLC and Mitsubishi UFJ Securities (USA), Inc., incorporated herein by reference to Exhibit 10.11 of Form 10-K for the year ended December 31, 2011 (File No. 001-34057), filed February 23, 2012.

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends, filed herewith.

*14
American Capital Agency Corp. Code of Ethics and Conduct, adopted May 12, 2008, incorporated herein by reference to Exhibit 14.1 of Form 10-K for the year ended December 31, 2010 (File No. 001-34057), filed February 25, 2011.

21	Subsidiaries of the Company and jurisdiction of incorporation:
1) American Capital Agency TRS, LLC, a Delaware limited liability company
2) Old Georgetown Insurance Co. LLC, a Missouri limited liability company

23	Consent of Ernst & Young LLP, filed herewith.

24	Powers of Attorneys of directors and officers, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
______________________
*    Previously filed

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

†	Management contract or compensatory plan or arrangement

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	February 25, 2015

  Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	*	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 25, 2015
Malon Wilkus

	/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial and Accounting Officer)	February 25, 2015
John R. Erickson

	*	Director	February 25, 2015
Robert M. Couch

	*	Director	February 25, 2015
Morris A. Davis

	*	Director	February 25, 2015
Randy E. Dobbs

	*	Director	February 25, 2015
Samuel A. Flax

	*	Director	February 25, 2015
Larry K. Harvey

	*	Director	February 25, 2015
Prue B. Larocca

	*	Director	February 25, 2015
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson
Attorney-in-fact