Form 10-Q
period 2015-03-31
American Capital Agency Corp
filed 2015-05-06
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2015 was 352,788,707.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2015	December 31, 2014
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $56,836 and $51,629, respectively)	$60,131	$55,482
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,221	1,266
U.S. Treasury securities, at fair value (including pledged securities of $4,328 and $2,375, respectively)	4,328	2,427
REIT equity securities, at fair value	68	68
Cash and cash equivalents	1,708	1,720
Restricted cash	1,108	713
Derivative assets, at fair value	229	408
Receivable for securities sold (including pledged securities of $721 and $79, respectively)	908	239
Receivable under reverse repurchase agreements	3,175	5,218
Other assets	229	225
Total assets	$73,105	$67,766
Liabilities:
Repurchase agreements	$58,112	$50,296
Debt of consolidated variable interest entities, at fair value	725	761
Payable for securities purchased	50	843
Derivative liabilities, at fair value	1,352	890
Dividends payable	85	85
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	3,363	5,363
Accounts payable and other accrued liabilities	62	100
Total liabilities	63,749	58,338
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600.0 shares authorized;
352.8 shares issued and outstanding	4	4
Additional paid-in capital	10,332	10,332
Retained deficit	(2,166)	(1,674)
Accumulated other comprehensive income	850	430
Total stockholders' equity	9,356	9,428
Total liabilities and stockholders' equity	$73,105	$67,766
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended March 31,
	2015	2014
Interest income:
Interest income	$383	$399
Interest expense	86	108
Net interest income	297	291
Other loss, net:
Gain (loss) on sale of agency securities, net	36	(19)
Loss on derivative instruments and other securities, net	(549)	(378)
Total other loss, net	(513)	(397)
Expenses:
Management fees	30	29
General and administrative expenses	6	6
Total expenses	36	35
Net loss	(252)	(141)
Dividend on preferred stock	7	3
Net loss attributable to common stockholders	$(259)	$(144)

Net loss	$(252)	$(141)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	391	521
Unrealized gain on derivative instruments, net	29	43
Other comprehensive income	420	564
Comprehensive income	168	423
Dividend on preferred stock	7	3
Comprehensive income available to common stockholders	$161	$420

Weighted average number of common shares outstanding - basic and diluted	352.8	354.8
Net loss per common share - basic and diluted	$(0.73)	$(0.41)
Comprehensive income per common share - basic and diluted	$0.46	$1.18
Dividends declared per common share	$0.66	$0.65
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	6.9	$167	356.2	$4	$10,406	$(497)	$(1,383)	$8,697
Net loss	—	—	—	—	—	(141)	—	(141)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	521	521
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	43	43
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(3)	—	(3)
Common dividends declared	—	—	—	—	—	(229)	—	(229)
Balance, March 31, 2014	6.9	$167	352.8	$4	$10,332	$(870)	$(819)	$8,814

Balance, December 31, 2014	6.9	$336	352.8	$4	$10,332	$(1,674)	$430	$9,428
Net loss	—	—	—	—	—	(252)	—	(252)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	391	391
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	29	29
Preferred dividends declared	—	—	—	—	—	(7)	—	(7)
Common dividends declared	—	—	—	—	—	(233)	—	(233)
Balance, March 31, 2015	6.9	$336	352.8	$4	$10,332	$(2,166)	$850	$9,356

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three months ended March 31,
	2015	2014
Operating activities:
Net loss	$(252)	$(141)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	133	142
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	29	43
(Gain) loss on sale of agency securities, net	(36)	19
Loss on derivative instruments and other securities, net	549	378
(Increase) decrease in other assets	(4)	60
Increase (decrease) in accounts payable and other accrued liabilities	1	(13)
Net cash provided by operating activities	420	488
Investing activities:
Purchases of agency securities	(14,672)	(1,403)
Proceeds from sale of agency securities	7,099	9,545
Principal collections on agency securities	1,811	1,853
Purchases of U.S. Treasury securities	(21,929)	(4,343)
Proceeds from sale of U.S. Treasury securities	17,999	12,807
Net proceeds from (payments on) reverse repurchase agreements	2,043	(4,804)
Net proceeds from other derivative instruments	99	58
Purchases of REIT equity securities	(11)	(204)
Proceeds from sale of REIT equity securities	11	86
Increase in restricted cash	(395)	(168)
Other investing cash flows, net	(28)	(183)
Net cash (used in) provided by investing activities	(7,973)	13,244
Financing activities:
Proceeds from repurchase arrangements	120,104	79,314
Repayments on repurchase agreements	(112,288)	(93,118)
Repayments on debt of consolidated variable interest entities	(35)	(36)
Payments for common stock repurchases	—	(74)
Cash dividends paid	(240)	(235)
Net cash provided by (used in) financing activities	7,541	(14,149)
Net change in cash and cash equivalents	(12)	(417)
Cash and cash equivalents at beginning of period	1,720	2,143
Cash and cash equivalents at end of period	$1,708	$1,726
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
Our unaudited interim consolidated financial statements include the accounts of our wholly-owned subsidiaries, American Capital Agency TRS, LLC and Old Georgetown Insurance Co., LLC, and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

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
Our principal objective is to generate attractive risk-adjusted returns for distribution to our stockholders through regular monthly dividends from the combination of our net interest income and net realized gains and losses on our investments and hedging activities while preserving our net asset value (also referred to as "net book value," "NAV" and "stockholders' equity"). We fund our investments primarily through short-term borrowings structured as repurchase agreements.

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
We estimate the fair value of our agency securities based on valuations obtained from third-party pricing services and non-binding dealer quotes derived from common market pricing methods using observable (or "Level 2") inputs. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We estimate the fair value of our REIT equity securities based on a market approach using quoted market prices (or "Level 1" inputs). Refer to Note 8 for further discussion of fair value measurements.
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
We estimate long-term prepayment speeds of our agency securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.
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
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities in the "to-be-announced" market on a generic pool basis ("TBA securities") and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in other types of mortgage derivatives, such as interest and principal-only securities.
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
We estimate the fair value of our "non-centrally cleared" interest rate swaps based on valuations obtained from third-party pricing services and the swap counterparty (collectively, “third-party valuations”). The third-party valuations are model-driven using observable inputs consisting of LIBOR and the forward yield curve. We also consider the creditworthiness of both us and our counterparties and the impact of netting and credit enhancement provisions contained in each derivative agreement, such as collateral postings. All of our "non-centrally cleared" interest rate swaps are subject to bilateral collateral arrangements. Consequently, no credit valuation adjustment was made in determining the fair value of such instruments.

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
Our interest rate swaption agreements are privately negotiated in the OTC market and are not subject to central clearing. We estimate the fair value of our interest rate swaption agreements based on model-driven valuations obtained from third-party pricing services and the swaption counterparty using observable inputs, taking into account the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any.
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

Note 4. Investment Securities
As of March 31, 2015 and December 31, 2014, our investment portfolio consisted of $61.4 billion and $56.7 billion of agency MBS, respectively, and a $4.9 billion and $14.8 billion net long TBA position, at fair value, respectively.
Our TBA positions are reported at their net carrying value of $79 million and $192 million as of March 31, 2015 and December 31, 2014, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Note 6 for further details of our net TBA position as of March 31, 2015 and December 31, 2014.)
As of March 31, 2015 and December 31, 2014, the net unamortized premium balance on our agency MBS was $2.6 billion and $2.5 billion, respectively, including interest and principal-only strips.
The following tables summarize our investments in agency MBS as of March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$58,235	$977	$(72)	$59,140
Adjustable rate	622	20	—	642
CMO	1,138	35	—	1,173
Interest-only and principal-only strips	354	46	(3)	397
Total agency MBS	$60,349	$1,078	$(75)	$61,352

	December 31, 2014
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$53,945	$715	$(187)	$54,473
Adjustable rate	659	19	—	678
CMO	1,172	24	(1)	1,195
Interest-only and principal-only strips	372	33	(3)	402
Total agency MBS	$56,148	$791	$(191)	$56,748

	March 31, 2015
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$44,954	$12,231	$289	$57,474
Unamortized discount	(36)	(5)	—	(41)
Unamortized premium	1,944	606	12	2,562
Amortized cost	46,862	12,832	301	59,995
Gross unrealized gains	823	205	4	1,032
Gross unrealized losses	(49)	(23)	—	(72)
Total available-for-sale agency MBS, at fair value	47,636	13,014	305	60,955
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	331	23	—	354
Gross unrealized gains	43	3	—	46
Gross unrealized losses	(2)	(1)	—	(3)
Total agency MBS remeasured at fair value through earnings	372	25	—	397
Total agency MBS, at fair value	$48,008	$13,039	$305	$61,352
Weighted average coupon as of March 31, 2015 [2]	3.55%	3.70%	3.16%	3.58%
Weighted average yield as of March 31, 2015 [3]	2.63%	2.71%	1.61%	2.64%
Weighted average yield for the quarter ended March 31, 2015 [3]	2.56%	2.58%	1.63%	2.57%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.1 billion and the weighted average contractual interest we are entitled to receive was 5.45% of this amount as of March 31, 2015. The par value of our principal-only agency MBS strips was $235 million as of March 31, 2015.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of March 31, 2015.

3.	Incorporates a weighted average future constant prepayment rate assumption of 10% based on forward rates as of March 31, 2015.

	December 31, 2014
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$42,749	$10,566	$107	$53,422
Unamortized discount	(37)	(5)	—	(42)
Unamortized premium	1,880	514	2	2,396
Amortized cost	44,592	11,075	109	55,776
Gross unrealized gains	610	145	3	758
Gross unrealized losses	(127)	(61)	—	(188)
Total available-for-sale agency MBS, at fair value	45,075	11,159	112	56,346
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	348	24	—	372
Gross unrealized gains	30	3	—	33
Gross unrealized losses	(2)	(1)	—	(3)
Total agency MBS remeasured at fair value through earnings	376	26	—	402
Total agency MBS, at fair value	$45,451	$11,185	$112	$56,748
Weighted average coupon as of December 31, 2014 [2]	3.63%	3.70%	3.52%	3.65%
Weighted average yield as of December 31, 2014 [3]	2.75%	2.73%	1.87%	2.74%
Weighted average yield for the year ended December 31, 2014 [3]	2.62%	2.64%	1.66%	2.63%
 ________________________

1.
The underlying UPB of our interest-only agency MBS strips was $1.2 billion and the weighted average contractual interest we are entitled to receive was 5.46% of this amount as of December 31, 2014. The par value of our principal-only agency MBS strips was $242 million as of December 31, 2014.

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

The actual maturities of our agency MBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of March 31, 2015 and December 31, 2014, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 10% and 9%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our agency MBS classified as available-for-sale as of March 31, 2015 and December 31, 2014 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2015				December 31, 2014
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	1,049	1,032	3.36%	1.64%	289	280	4.08%	2.62%
> 3 years and ≤ 5 years	23,885	23,373	3.27%	2.37%	22,153	21,820	3.26%	2.40%
> 5 years and ≤10 years	35,898	35,471	3.64%	2.80%	33,271	33,055	3.73%	2.92%
> 10 years	123	119	3.75%	3.28%	633	621	3.28%	3.15%
Total	$60,955	$59,995	3.49%	2.61%	$56,346	$55,776	3.54%	2.72%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 5.7 and 6.0 years as of March 31, 2015 and December 31, 2014, respectively. The weighted average life of our principal-only strips was 7.6 and 8.1 years as of March 31, 2015 and December 31, 2014, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI. The following table summarizes changes in accumulated OCI, a separate component of stockholders' equity, for our available-for-sale securities for the three months ended March 31, 2015 and 2014 (in millions):

Agency Securities Classified as Available-for-Sale	Beginning Accumulated OCI Balance	Unrealized Gains and (Losses), Net	Reversal of Unrealized (Gains) and Losses, Net on Realization	Ending Accumulated OCI Balance
Three months ended March 31, 2015	$570	427	(36)	$961
Three months ended March 31, 2014	$(1,087)	502	19	$(566)

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2015 and December 31, 2014 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2015	$542	$(3)	$7,942	$(69)	$8,484	$(72)
December 31, 2014	$778	$(2)	$11,679	$(186)	$12,457	$(188)

As of the end of each respective reporting period, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. We did not recognize any OTTI charges on our investment securities for the three months ended March 31, 2015 and 2014. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.
Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency securities classified as available-for-sale for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
Agency Securities Classified as Available-for-Sale	2015	2014
Agency MBS sold, at cost	$(7,732)	$(9,711)
Proceeds from agency MBS sold [1]	7,768	9,692
Net gain (loss) on sale of agency MBS	$36	$(19)

Gross gain on sale of agency MBS	$57	$42
Gross loss on sale of agency MBS	(21)	(61)
Net gain (loss) on sale of agency MBS	$36	$(19)
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three months ended March 31, 2015 and 2014, we recognized a net unrealized gain of $11 million and $12 million, respectively, for the change in value of investments in interest and principal-only strips in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of March 31, 2015 and December 31, 2014, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.2 billion and $1.3 billion as of March 31, 2015 and December 31, 2014, respectively, and debt, at fair value, of $725 million and $761 million, respectively, in our accompanying consolidated balance sheets. As of March 31, 2015 and December 31, 2014, the agency securities had an aggregate unpaid principal balance of $1.1 billion and $1.2 billion, respectively, and the debt had an aggregate unpaid principal balance of $707 million and $742 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three months ended March 31, 2015, we recorded no gain or loss associated with our consolidated debt. For the three months ended March 31, 2014, we recognized a net loss of $(3) million associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of both March 31, 2015 and December 31, 2014, the fair value of our CMO securities and interest and principal-only securities was $1.6 billion, excluding the consolidated CMO trusts discussed above, or $2.1 billion including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $289 million and $274 million as of March 31, 2015 and December 31, 2014, respectively.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase arrangements with financial institutions, the terms and conditions of which are negotiated on a transaction-by-transaction basis. For additional information regarding our pledged assets please refer to Note 7. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2015, we had met all margin call requirements.
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015			December 31, 2014
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$24,680	0.36%	16	$14,157	0.37%	15
> 1 to ≤ 3 months	15,100	0.38%	52	20,223	0.38%	61
> 3 to ≤ 6 months	5,455	0.43%	132	6,654	0.42%	120
> 6 to ≤ 9 months	2,668	0.56%	222	1,575	0.50%	225
> 9 to ≤ 12 months	1,826	0.47%	330	2,678	0.54%	313
> 12 to ≤ 24 months	700	0.61%	491	600	0.57%	551
> 24 to ≤ 36 months	852	0.61%	937	952	0.60%	999
> 36 to ≤ 48 months	1,150	0.68%	1,268	650	0.64%	1,266
> 48 to < 60 months	1,900	0.70%	1,706	900	0.68%	1,542
Total agency MBS	54,331	0.41%	164	48,389	0.41%	143
U.S. Treasury securities:
1 day	3,781	0.21%	1	1,907	0.09%	1
Total / Weighted Average	$58,112	0.33%	142	$50,296	0.40%	138
As of March 31, 2015 and December 31, 2014, debt of consolidated VIEs, at fair value ("other debt") was $725 million and $761 million, respectively. As of March 31, 2015 and December 31, 2014, our other debt had a weighted average interest rate of LIBOR plus 43 basis points and a principal balance of $707 million and $742 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of March 31, 2015 and December 31, 2014 was 5.6 and 5.8 years, respectively.
As of March 31, 2015 and December 31, 2014, we also had outstanding forward commitments to purchase and sell agency securities through the TBA market (see Notes 3 and 6). These transactions, also referred to as TBA dollar roll transactions, represent a form of "off-balance sheet" financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our total "at risk" leverage. However, pursuant to ASC 815, we account for such transactions as one or more series of derivative transactions and, consequently, they are not recognized as debt on our consolidated balance sheet and are excluded from commensurate measurements of our balance sheet debt to equity leverage ratios.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three months ended March 31, 2015 and 2014, we reclassified $29 million and $43 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio for these periods was $113 million and $126 million, respectively. The difference of $84 million and $83 million for these periods, respectively, is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net. As of March 31, 2015, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $111 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 1.2 years. As of March 31, 2015, the net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months was $91 million.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of March 31, 2015 and December 31, 2014 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2015	December 31, 2014
Interest rate swaps	Derivative assets, at fair value	$70	$136
Swaptions	Derivative assets, at fair value	50	75
TBA securities	Derivative assets, at fair value	109	197
Total		$229	$408

Interest rate swaps	Derivative liabilities, at fair value	$(1,308)	$(880)
TBA securities	Derivative liabilities, at fair value	(30)	(5)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(14)	(5)
Total		$(1,352)	$(890)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$4,328	$2,427
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value [1]	(3,363)	(5,363)
Total - (short)/long, net		$965	$(2,936)
 ________________________

1.
Our obligation to return securities borrowed under reverse repurchase agreements as of March 31, 2015 and December 31, 2014 relates to securities borrowed to cover short sales of U.S. Treasury securities from which we received total sale proceeds of $3.3 billion and $5.4 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$14,850	1.21%	0.24%	$(110)	1.9
> 3 to ≤ 5 years	10,475	1.74%	0.26%	(149)	4.3
> 5 to ≤ 7 years	7,050	2.61%	0.26%	(309)	6.2
> 7 to ≤ 10 years	9,825	2.45%	0.26%	(405)	8.2
> 10 years	2,725	3.15%	0.26%	(265)	12.5
Total Payer Interest Rate Swaps	$44,925	1.94%	0.25%	$(1,238)	5.2
   ________________________

1.	Notional amount includes forward starting swaps of $10.1 billion with an average forward start date of 0.9 years and an average maturity of 7.3 years from March 31, 2015.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.64% as of March 31, 2015.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from March 31, 2015 through stated maturity date.

	December 31, 2014
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years) [4]
≤ 3 years	$12,300	1.33%	0.21%	$(87)	2.0
> 3 to ≤ 5 years	8,975	1.63%	0.24%	(4)	4.2
> 5 to ≤ 7 years	7,250	2.47%	0.23%	(139)	6.1
> 7 to ≤ 10 years	10,775	2.48%	0.24%	(223)	8.3
> 10 years	4,400	3.19%	0.23%	(291)	12.6
Total Payer Interest Rate Swaps	$43,700	2.05%	0.23%	$(744)	5.8
   ________________________

1.	Notional amount includes forward starting swaps of $12.4 billion with an average forward start date of 1.1 years and an average maturity of 7.9 years from December 31, 2014.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.68% as of December 31, 2014.

3.	Average receive rate excludes forward starting swaps.

4.	Average maturity measured from December 31, 2014 through stated maturity date.
The following table summarizes our interest rate payer swaption agreements outstanding as of March 31, 2015 and December 31, 2014 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
March 31, 2015
≤ 1 year	$117	$28	7	$4,650	3.33%	3M	7.1
> 1 to ≤ 2 years	13	1	16	550	4.01%	3M	5.7
Total Payer Swaptions	$130	$29	8	$5,200	3.40%	3M	7.0

December 31, 2014
≤ 1 year	$113	$36	6	$5,600	3.15%	3M	6.4
> 1 to ≤ 2 years	32	10	16	1,200	3.87%	3M	5.1
Total Payer Swaptions	$145	$46	8	$6,800	3.28%	3M	6.2
The following table summarizes our interest rate receiver swaption agreements outstanding as of March 31, 2015 and December 31, 2014 (dollars in millions):

Receiver Swaptions	Option			Underlying Receiver Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Receive Rate	Average Pay Rate (LIBOR)	Average Term (Years)
March 31, 2015
≤ 1 year	$6	$21	2	$750	1.96%	3M	6.7
December 31, 2014
≤ 1 year	$18	$29	5	$4,250	1.78%	3M	6.4

The following table summarizes our U.S. Treasury securities as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015			December 31, 2014
Maturity	Face Amount Net Long / (Short)	Cost Basis	Market Value	Face Amount Net Long / (Short)	Cost Basis	Market Value
3 years	$(900)	$(899)	$(902)	$—	$—	$—
5 years	(2,111)	(2,096)	(2,116)	(4,674)	(4,650)	(4,645)
7 years	(339)	(334)	(341)	(717)	(717)	(718)
10 years	4,258	4,303	4,324	2,410	2,422	2,427
Total U.S. Treasury securities, net	$908	$974	$965	$(2,981)	$(2,945)	$(2,936)
The following tables summarize our TBA securities as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015				December 31, 2014
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$1,632	$1,670	$1,673	$3	$962	$968	$980	$12
3.0%	(2,733)	(2,852)	(2,866)	(14)	2,779	2,889	2,888	(1)
3.5%	(192)	(201)	(203)	(2)	(468)	(495)	(494)	1
4.0%	—	—	—	—	(13)	(14)	(14)	—
Total 15-Year TBAs	(1,293)	(1,383)	(1,396)	(13)	3,260	3,348	3,360	12
30-Year TBA securities:
3.0%	5,432	5,500	5,566	66	5,254	5,259	5,313	54
3.5%	3,423	3,560	3,598	38	7,902	8,151	8,232	81
4.0%	(2,689)	(2,862)	(2,874)	(12)	(1,853)	(2,019)	(1,974)	45
4.5%	—	—	—	—	(151)	(163)	(163)	—
Total 30-Year TBAs	6,166	6,198	6,290	92	11,152	11,228	11,408	180
Total net TBA securities	$4,873	$4,815	$4,894	$79	$14,412	$14,576	$14,768	$192

	March 31, 2015				December 31, 2014
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$2,230	$2,125	$2,178	$53	$15,127	$15,316	$15,509	$193
Freddie Mac	(957)	(1,021)	(1,025)	(4)	(715)	(740)	(741)	(1)
Ginnie Mae	3,600	3,711	3,741	30	—	—	—	—
TBA securities, net	$4,873	$4,815	$4,894	$79	$14,412	$14,576	$14,768	$192
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31, 2015
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) March 31, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$14,412	45,500	(55,039)	$4,873	$234
Interest rate swaps	$(43,700)	(3,500)	2,275	$(44,925)	(746)
Payer swaptions	$(6,800)	—	1,600	$(5,200)	(17)
Receiver swaptions	$4,250	—	(3,500)	$750	17
U.S. Treasury securities - short position	$(5,392)	(4,173)	6,212	$(3,353)	(82)
U.S. Treasury securities - long position	$2,411	15,562	(13,712)	$4,261	52
U.S. Treasury futures contracts - short position	$(730)	(730)	730	$(730)	(20)
					$(562)
  ________________________________

1.
Excludes a net gain of $2 million from investments in REIT equity securities and a net gain of $11 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended March 31, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) March 31, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$2,119	24,376	(12,586)	$13,909	$60
Interest rate swaps	$(43,250)	(5,900)	2,750	$(46,400)	(380)
Payer swaptions	$(14,250)	(1,000)	7,250	$(8,000)	(105)
Receiver swaptions	$—	1,000	—	$1,000	—
U.S. Treasury securities - short position	$(2,007)	(7,241)	2,462	$(6,786)	(45)
U.S. Treasury securities - long position	$3,927	1,900	(5,627)	$200	72
U.S. Treasury futures contracts - short position	$(1,730)	(730)	1,730	$(730)	(36)
TBA put option	$—	(50)	50	$—	—
					$(434)
  ______________________

1.
Excludes a net gain of $49 million from investments in REIT equity securities, a net loss of $3 million from debt of consolidated VIEs, a net gain of $12 million from interest and principal-only securities and other miscellaneous net losses of $2 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of March 31, 2015, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of March 31, 2015, our amount at risk with any counterparty related to our repurchase agreements was less than 4% of our stockholders' equity and our amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our repurchase agreements, debt of consolidated VIEs, derivative agreements and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$57,245	$1,221	$171	$141	$58,778
U.S. Treasury securities - fair value	3,789	—	539	—	4,328
Accrued interest on pledged securities	176	4	2	—	182
Restricted cash	29	—	1,077	2	1,108
Total	$61,239	$1,225	$1,789	$143	$64,396

	December 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$50,858	$1,266	$69	$702	$52,895
U.S. Treasury securities - fair value	1,904	—	550	—	2,454
Accrued interest on pledged securities	147	4	2	—	153
Restricted cash	6	—	698	9	713
Total	$52,915	$1,270	$1,319	$711	$56,215

The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and agency securities, at fair value, respectively, on our consolidated balance sheets.

The following table summarizes our securities pledged as collateral under repurchase agreements and other debt of consolidated VIEs by remaining maturity of the repurchase agreement and other debt liability, including securities pledged related to sold but not yet settled securities, as of March 31, 2015 and December 31, 2014 (in millions). For the corresponding repurchase agreement and other debt liability associated with the following amounts and the interest rates thereon, refer to Note 5.

	March 31, 2015			December 31, 2014
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
≤ 30 days	$25,572	$25,188	$69	$14,605	$14,453	$41
> 30 and ≤ 60 days	11,932	11,731	32	10,912	10,789	30
> 60 and ≤ 90 days	3,937	3,880	11	10,205	10,109	28
> 90 days	17,025	16,728	47	16,402	16,227	47
Total agency MBS	58,466	57,527	159	52,124	51,578	146
U.S. Treasury securities:
1 day	3,789	3,774	21	1,904	1,899	5
Total	$62,255	$61,301	$180	$54,028	$53,477	$151
As of March 31, 2015 and December 31, 2014, none of our repurchase agreement borrowings backed by agency MBS were due on demand or mature overnight.
Assets Pledged from Counterparties
As of March 31, 2015 and December 31, 2014, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2015			December 31, 2014
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$14	$14	$—	$43	$43
U.S. Treasury securities - fair value	3,363	—	3,363	5,363	47	5,410
Cash	—	—	—	—	28	28
Total	$3,363	$14	$3,377	$5,363	$118	$5,481
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

The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2015 and December 31, 2014 (in millions):

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2015
Interest rate swap and swaption agreements, at fair value [1]	$120	$—	$120	$(97)	$(14)	$9
Receivable under reverse repurchase agreements	3,175	—	3,175	(3,175)	—	—
Total derivative, other hedging instruments and other assets	$3,295	$—	$3,295	$(3,272)	$(14)	$9

December 31, 2014
Interest rate swap and swaption agreements, at fair value [1]	$211	$—	$211	$(94)	$(83)	$34
Receivable under reverse repurchase agreements	5,218	—	5,218	(4,690)	(528)	—
Total derivative, other hedging instruments and other assets	$5,429	$—	$5,429	$(4,784)	$(611)	$34

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2015
Interest rate swap agreements, at fair value [1]	$1,308	$—	$1,308	$(97)	$(1,208)	$3
Repurchase agreements	58,112	—	58,112	(3,175)	(54,937)	—
Total derivative, other hedging instruments and other liabilities	$59,420	$—	$59,420	$(3,272)	$(56,145)	$3

December 31, 2014
Interest rate swap agreements, at fair value [1]	$880	$—	$880	$(94)	$(782)	$4
Repurchase agreements	50,296	—	50,296	(4,690)	(45,606)	—
Total derivative, other hedging instruments and other liabilities	$51,176	$—	$51,176	$(4,784)	$(46,388)	$4
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three months ended March 31, 2015. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2015 and December 31, 2014 (in millions):

	March 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$60,131	$—	$—	$55,482	$—
Agency securities transferred to consolidated VIEs	—	1,221	—	—	1,266	—
U.S. Treasury securities	4,328	—	—	2,427	—	—
Interest rate swaps	—	70	—	—	136	—
Swaptions	—	50	—	—	75	—
REIT equity securities	68	—	—	68	—	—
TBA securities	—	109	—	—	197	—
Total	$4,396	$61,581	$—	$2,495	$57,156	$—
Liabilities:
Debt of consolidated VIEs	$—	$725	$—	$—	$761	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	3,363	—	—	5,363	—	—
Interest rate swaps	—	1,308	—	—	880	—
U.S. Treasury futures	14	—	—	5	—	—
TBA securities	—	30	—	—	5	—
Total	$3,377	$2,063	$—	$5,368	$1,646	$—
We elected the option to account for debt of consolidated VIEs at fair value with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated agency securities and consolidated debt are presented in a consistent manner, at fair value, on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on the fair value of the agency MBS transferred to consolidated VIEs, less the fair value of our retained interests, which are based on valuations obtained from third-party pricing services and non-binding dealer quotes derived from common market pricing methods using "Level 2" inputs.
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash, receivables, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost, which is determined to approximate fair value, primarily due to the short duration of these instruments. The cost basis of repo borrowings with initial terms of greater than one year is determined to approximate fair value, primarily as such agreements have floating rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market.    We estimate the fair value of these instruments using "Level 2" inputs.

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of March 31, 2015, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
In April 2012, we completed a public offering in which 6.9 million shares of our Series A Preferred Stock were sold to the underwriters at a price of $24.2125 per share for proceeds, net of offering expenses, of $167 million. In May 2014, we completed a public offering in which 7.0 million depositary shares were sold to the underwriters at a price of $24.2125 per depositary share for proceeds, net of offering expenses, of $169 million. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock.
Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of March 31, 2015, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
Common Stock Repurchase Program
Our Board of Directors adopted a program that authorizes repurchases of our common stock through December 31, 2015, up to a specified amount. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
We did not repurchase any shares of our common stock during the three months ended March 31, 2015. During the three months ended March 31, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. As of March 31, 2015, the total remaining amount authorized for repurchases of our common stock was $992 million.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes to accumulated OCI for the three months ended March 31, 2015 and 2014 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Three Months Ended March 31, 2015
Balance as of December 31, 2014	$570	$(140)	$430
OCI before reclassifications	427	—	427
Amounts reclassified from accumulated OCI	(36)	29	(7)
Balance as of March 31, 2015	$961	$(111)	$850

Three Months Ended March 31, 2014
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	502	—	502
Amounts reclassified from accumulated OCI	19	43	62
Balance as of March 31, 2014	$(566)	$(253)	$(819)

The following tables summarize reclassifications out of accumulated OCI for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2015	2014
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS	$(36)	$19	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	29	43	Interest expense
Total reclassifications	$(7)	$62

Note 10. Subsequent Events

On April 13, 2015, our Board of Directors declared a monthly dividend of $0.22 per common share, which will be paid on May 8, 2015, to common stockholders of record as of April 30, 2015.

On April 27, 2015, our Board of Directors declared a monthly dividend of $0.20 per common share, which will be paid on June 5, 2015, to common stockholders of record as of May 29, 2015.

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
Our principal objective is to generate attractive risk-adjusted returns for distribution to our stockholders through regular monthly dividends from the combination of our net interest income and net realized gains and losses on our investments and hedging activities while preserving our net book value (also referred to as "net asset value", "NAV" and "stockholders' equity"). We fund our investments primarily through borrowings structured as repurchase agreements ("repo").
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
The size and composition of our investment portfolio depends on investment strategies implemented by our Manager, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market and evolving regulations or legal settlements that impact servicing practices or other mortgage related activities.

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

Trends and Recent Market Impacts
U.S. interest rates declined in the first quarter of 2015, consistent with the general decline in interest rates across the globe. The yield on the 10 year U.S. Treasury note fell 24 basis points ("bps") to end the quarter at 1.93%. Despite the modest aggregate decline, the intra-quarter swings in interest rates were extreme by historical standards. The yield on the 10 year U.S. Treasury note fell 50 bps in January, increased 60 bps in February and early March, and ended the quarter with another 30 bps decline.
In the fourth quarter of 2014, we made several changes to the composition of our asset and hedge portfolio that were intended to mitigate the negative impact of volatile interest rate environments, such as what unfolded in the first quarter of 2015. In particular, we reduced our exposure to higher coupon, generic agency MBS; lowered our net duration gap (the difference between the interest rate sensitivity of our assets and that of our liabilities and hedges); and reduced leverage. In the first quarter, we further reduced our “at risk” leverage, inclusive of our net TBA position, to 6.4x as of March 31, 2015, our lowest leverage level in over 6 years. Similarly, we reduced our net duration gap to 0.2 years as of March 31, 2015, compared to 0.5 years as of December 31, 2014 and 1.2 years as of March 31, 2014. Together, these actions muted the month-to-month fluctuations in our net book value and limited our aggregate net book value change to a loss of $(0.21) per common share or (0.8%) over the first quarter, despite the considerable intra-quarter moves in interest rates. As a result, economic return for the first quarter was 1.7%, or 7.1% annualized, based upon $0.66 in dividends per common share and a decline of $(0.21) in our net book value per common share.
We believe that interest rate volatility will likely remain elevated due to the countervailing forces of weak economic growth and deflation risk abroad versus moderate economic growth and stable price inflation in the U.S. Weak economic growth and deflationary forces have led to substantial quantitative easing in Europe, Japan, and China, driving some overseas sovereign yields to historically low levels, and, in some cases, to negative yields. In contrast, the U.S. economic landscape is very different, marked by moderate growth, a strong dollar, low energy prices and improving employment. As a result of these factors, the Federal Reserve appears poised to raise short term rates despite disappointing U.S. gross domestic product, or "GDP", growth in the first quarter of 2015. The divergence between global and domestic economic forces has created significant interest rate uncertainty. In addition, more onerous regulatory requirements and unprecedented central bank intervention appears to have reduced bond market liquidity, further exacerbating interest rate volatility. In light of these factors, we positioned our portfolio in a manner that prioritizes risk management and book value preservation over incremental short term returns.
Looking ahead, if interest rates decline, we would expect prepayment speeds to accelerate substantially and agency MBS spreads relative to benchmark interest rates to widen somewhat, possibly adversely impacting our net book value per share in the near term. In this falling rate scenario, we believe our portfolio performance will benefit somewhat from our sizable position in assets that possess favorable prepayment characteristics and our relatively low coupon profile. If interest rates increase, we would expect agency MBS spreads to tighten in response to reduced supply and prepayments to slow. In this scenario, the benefit to our net book value per share stemming from strong agency MBS performance would be offset somewhat by hedging costs associated with rising interest rate scenarios. For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.
Given our current defensive portfolio positioning, we expect fluctuations in our net book value to be more muted than they would otherwise be and our economic return to be driven primarily by our dividend in the near term. Our conservative risk profile also provides us capacity and flexibility to grow our portfolio quickly through increased leverage if agency MBS weaken and expected returns improve.
On April 27, 2015, our Board of Directors declared a monthly dividend of $0.20 per common share for the month of May, payable on June 5, 2015 to common stockholders of record as of May 29, 2015, a decline of $0.02 per common share, or 9%, from April's monthly dividend of $0.22 per common share. The reduction in our dividend was as a result of our defensive portfolio positioning and corresponding diminished near-term earnings expectations.
Market Information:
The following table summarizes interest rates and prices of generic fixed rate agency mortgage-backed securities as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2014	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	Mar. 31, 2015 vs. Dec. 31, 2014
LIBOR:
1-Month	0.15%	0.16%	0.16%	0.17%	0.18%	+0.01	bps
3-Month	0.23%	0.23%	0.24%	0.26%	0.27%	+0.01	bps
6-Month	0.33%	0.33%	0.33%	0.36%	0.40%	+0.04	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.43%	0.46%	0.58%	0.67%	0.56%	-0.11	bps
3-Year U.S. Treasury	0.88%	0.86%	1.06%	1.08%	0.88%	-0.20	bps
5-Year U.S. Treasury	1.73%	1.62%	1.78%	1.65%	1.37%	-0.28	bps
10-Year U.S. Treasury	2.72%	2.52%	2.51%	2.17%	1.93%	-0.24	bps
30-Year U.S. Treasury	3.56%	3.34%	3.21%	2.75%	2.54%	-0.21	bps
Interest Rate Swap Rate:
2-Year Swap	0.55%	0.58%	0.83%	0.89%	0.81%	-0.08	bps
3-Year Swap	1.01%	0.99%	1.31%	1.29%	1.11%	-0.18	bps
5-Year Swap	1.81%	1.70%	1.95%	1.77%	1.53%	-0.24	bps
10-Year Swap	2.85%	2.61%	2.65%	2.29%	2.03%	-0.26	bps
30-Year Swap	3.54%	3.31%	3.20%	2.70%	2.39%	-0.31	bps
30-Year Fixed Rate MBS Price:
3.0%	$96.53	$98.77	$98.59	$101.22	$102.25	+$1.03
3.5%	$100.59	$102.92	$102.23	$104.28	$105.05	+$0.77
4.0%	$103.94	$106.11	$105.41	$106.75	$106.92	+$0.17
4.5%	$106.69	$108.30	$107.91	$108.56	$109.08	+$0.52
15-Year Fixed Rate MBS Price:
2.5%	$99.92	$101.59	$100.55	$101.81	$102.71	+$0.90
3.0%	$102.72	$103.88	$102.98	$103.91	$104.83	+$0.92
3.5%	$104.83	$105.98	$105.11	$105.61	$106.09	+$0.48
4.0%	$105.78	$106.17	$105.69	$106.06	$105.59	-$0.47
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes recent prepayment trends for our portfolio:

Annualized Monthly Constant Prepayment Rates [1]	Dec. 2014	Jan. 2015	Feb. 2015	Mar. 2015
AGNC portfolio	8%	9%	8%	9%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of March 31, 2015 and December 31, 2014, our investment portfolio consisted of $61.4 billion and $56.7 billion of agency MBS, respectively, and a $4.9 billion and $14.8 billion net long TBA position, at fair value, respectively.

	March 31, 2015				December 31, 2014
Agency MBS and Net TBA Securities	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate:
≤ 15-year
≤ 15-year agency MBS	$25,204	$25,693	3.19%	39%	$22,694	$23,021	3.20%	32%
15-year net (short) / long TBA securities	(1,383)	(1,396)	3.71%	(2)%	3,348	3,360	2.78%	5%
Total ≤ 15-year	23,821	24,297	3.16%	37%	26,042	26,381	3.15%	37%
20-year	1,198	1,247	3.49%	2%	1,232	1,272	3.49%	2%
30-year
30-year agency MBS	31,833	32,200	3.74%	49%	30,019	30,180	3.82%	42%
30-year net long TBA securities	6,198	6,290	2.84%	9%	11,228	11,408	3.17%	16%
Total 30-year	38,031	38,490	3.59%	58%	41,247	41,588	3.63%	58%
Total fixed rate	63,050	64,034	3.42%	97%	68,521	69,241	3.45%	97%

Adjustable rate	622	642	3.24%	1%	659	678	3.29%	1%

CMO:
CMO	1,138	1,173	3.37%	2%	1,172	1,195	3.37%	2%
Interest-only strips	167	198	5.45%	—%	179	203	5.46%	—%
Principal-only strips	187	199	—%	—%	193	199	—%	—%
Total CMO	1,492	1,570	4.00%	2%	1,544	1,597	4.02%	2%

Total	$65,164	$66,246	3.44%	100%	$70,724	$71,516	3.47%	100%
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2015 and December 31, 2014, our TBA position had a net carrying value of $79 million and $192 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The following tables summarize certain characteristics of our agency MBS fixed rate portfolio, inclusive of our net TBA position as of March 31, 2015 and December 31, 2014 (dollars in millions):

	March 31, 2015
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$7,373	$7,522	$7,594	34%	101.9%	2.97%	2.04%	29	8%
3.0%	6,208	6,435	6,533	68%	103.9%	3.51%	2.03%	25	10%
3.5%	4,877	5,052	5,210	94%	103.7%	3.95%	2.54%	43	10%
4.0%	4,146	4,331	4,466	88%	104.5%	4.40%	2.71%	52	12%
4.5%	451	474	487	97%	104.9%	4.87%	3.05%	55	13%
≥ 5.0%	6	7	7	25%	104.2%	6.49%	4.43%	87	14%
Total ≤ 15-year	23,061	23,821	24,297	67%	103.5%	3.66%	2.28%	35	10%
20-year
≤ 3.0%	317	315	330	28%	99.3%	3.55%	3.11%	22	8%
3.5%	680	694	721	63%	102.1%	4.05%	3.04%	24	11%
4.0%	77	80	83	48%	104.4%	4.53%	2.96%	43	12%
4.5%	98	104	108	99%	106.6%	4.89%	3.03%	52	11%
≥ 5.0%	4	5	5	—%	105.8%	5.91%	3.34%	82	21%
Total 20-year:	1,176	1,198	1,247	56%	101.9%	4.03%	3.05%	28	10%
30-year:
≤ 3.0%	8,585	8,671	8,796	2%	100.6%	3.59%	2.91%	22	7%
3.5%	15,413	16,169	16,264	54%	105.2%	4.07%	2.74%	25	8%
4.0%	10,243	10,907	11,052	72%	106.5%	4.53%	2.87%	23	11%
4.5%	1,775	1,888	1,963	89%	106.3%	4.96%	3.36%	46	11%
5.0%	176	187	197	65%	106.0%	5.45%	3.70%	83	13%
≥ 5.5%	193	209	218	37%	108.7%	6.22%	3.37%	100	19%
Total 30-year	36,385	38,031	38,490	49%	105.3%	4.30%	2.86%	26	9%
Total fixed rate	$60,622	$63,050	$64,034	56%	104.5%	4.01%	2.61%	30	10%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 for 15-year and 30-year securities, as of March 31, 2015.

2.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 109% and 119% for 15-year and 30-year securities, respectively, as of March 31, 2015. Includes $1.1 billion and $3.0 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of March 31, 2015.

	December 31, 2014
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$7,828	$7,972	$7,993	30%	102.0%	2.96%	2.03%	26	8%
3.0%	7,635	7,897	7,950	48%	103.1%	3.50%	2.25%	31	9%
3.5%	4,726	4,889	5,017	99%	103.6%	3.95%	2.56%	41	10%
4.0%	4,569	4,776	4,906	89%	104.5%	4.40%	2.72%	49	12%
4.5%	478	501	508	97%	105.0%	4.87%	3.06%	52	12%
≥ 5.0%	6	7	7	26%	104.2%	6.46%	4.44%	84	14%
Total ≤ 15-year	25,242	26,042	26,381	61%	103.2%	3.65%	2.37%	36	10%
20-year
≤ 3.0%	324	322	334	28%	99.3%	3.55%	3.11%	19	7%
3.5%	698	713	736	63%	102.2%	4.05%	3.05%	22	10%
4.0%	80	84	86	47%	104.5%	4.53%	2.98%	40	11%
4.5%	101	108	111	99%	106.8%	4.89%	3.05%	49	11%
≥ 5.0%	5	5	5	—%	106.0%	5.91%	3.34%	79	20%
Total 20-year:	1,208	1,232	1,272	55%	102.0%	4.03%	3.06%	25	9%
30-year:
≤ 3.0%	6,887	6,875	6,969	2%	98.9%	3.58%	3.14%	19	6%
3.5%	17,970	18,748	18,765	49%	105.2%	3.98%	2.78%	27	7%
4.0%	12,644	13,398	13,551	61%	106.4%	4.43%	3.00%	20	9%
4.5%	1,699	1,807	1,868	96%	106.5%	4.96%	3.41%	43	10%
5.0%	183	194	203	65%	106.2%	5.45%	3.74%	80	12%
≥ 5.5%	207	225	232	36%	108.9%	6.23%	3.40%	96	18%
Total 30-year	39,590	41,247	41,588	47%	105.6%	4.28%	2.96%	25	8%
Total fixed rate	$66,040	$68,521	$69,241	53%	104.5%	4.01%	2.72%	29	9%
_______________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $96,000 for 15-year and 30-year securities, respectively, as of December 31, 2014.

2.
HARP securities are defined as pools backed by100% refinance loans with LTVs ≥ 80%. Our HARP securities had a weighted average LTV of 109% and 118% for 15-year and 30-year securities, respectively, as of December 31, 2014. Includes $934 million and $3.1 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2014.
As of March 31, 2015 and December 31, 2014, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.64% and 2.74%, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of March 31, 2015 and December 31, 2014, our ARM securities had a weighted average next reset date of 50 months and 51 months, respectively.

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

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2015 and December 31, 2014 and our condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2015 and 2014 (in millions, except per share amounts):

($ in millions, except per share amounts)
Balance Sheet Data	March 31, 2015	December 31, 2014
	(unaudited)
Investment portfolio, at fair value	$61,352	$56,748
Total assets	$73,105	$67,766
Repurchase agreements and other debt	$58,837	$51,057
Total liabilities	$63,749	$58,338
Total stockholders' equity	$9,356	$9,428
Net asset value per common share as of period end [1]	$25.53	$25.74

	Three Months Ended March 31,
Statement of Comprehensive Income Data (unaudited)	2015	2014
Interest income	$383	$399
Interest expense [2]	86	108
Net interest income	297	291
Other loss, net [2]	(513)	(397)
Expenses	36	35
Net loss	(252)	(141)
Dividend on preferred stock	7	3
Net loss attributable to common stockholders	$(259)	$(144)

Net loss	$(252)	$(141)
Other comprehensive income [2]	420	564
Comprehensive income	168	423
Dividend on preferred stock	7	3
Comprehensive income available to common stockholders	$161	$420

Weighted average number of common shares outstanding - basic and diluted	352.8	354.8
Net loss per common share - basic and diluted	$(0.73)	$(0.41)
Comprehensive income per common share - basic and diluted	$0.46	$1.18
Dividends declared per common share	$0.66	$0.65

	Three Months Ended March 31,
Other Data (unaudited)	2015	2014
Average agency securities - at par	$56,874	$60,103
Average agency securities - at cost	$59,479	$62,920
Average net TBA portfolio - at cost	$6,957	$4,534
Average total assets - at fair value	$72,688	$73,422
Average repurchase agreements and other debt [3]	$53,963	$57,544
Average stockholders' equity [4]	$9,401	$8,975
Average coupon - agency securities [5]	3.63%	3.60%
Average asset yield - agency securities [6]	2.57%	2.54%
Average cost of funds [7]	(1.28)%	(1.35)%
Average net interest rate spread	1.29%	1.19%
Average net interest rate spread, including estimated TBA dollar roll income [8]	1.53%	1.43%
Average coupon - agency securities (as of period end)	3.58%	3.65%
Average asset yield - agency securities (as of period end)	2.64%	2.72%
Average cost of funds (as of period end) [9]	(1.34)%	(1.45)%
Average net interest rate spread (as of period end)	1.30%	1.27%
Net comprehensive income return on average common equity - annualized [10]	7.2%	19.4%
Economic return on common equity - annualized [11]	7.1%	20.5%
Average leverage [12]	5.8:1	6.7:1
Average "at risk" leverage, inclusive of the net TBA position [13]	6.5:1	7.2:1
Leverage (as of period end) [14]	5.8:1	5.9:1
"At risk" leverage, inclusive of net TBA position (as of period end) [15]	6.4:1	7.6:1
Expenses % of average total assets - annualized	0.20%	0.19%
Expenses % of average assets, including average net TBA portfolio - annualized	0.18%	0.18%
Expenses % of average stockholders' equity - annualized	1.55%	1.58%

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

2.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion further below and Notes 3 and 6 of our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding our discontinuance of hedge accounting.

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

10.
Net comprehensive income (loss) return on average common equity for the period was calculated by dividing our comprehensive income/(loss) available /(attributable) to common stockholders by our average stockholders' equity, net of the Series A and Series B Preferred Stock aggregate liquidation preference.

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

13.
Average "at risk" leverage, inclusive of net TBA portfolio, during the period includes the components of "leverage (average during the period)" plus our daily weighted average net TBA dollar position (at cost) during the period.

14.
Leverage at period end is calculated by dividing the sum of the amount outstanding under our agency MBS repurchase agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

15.	"At risk" leverage at period end, inclusive of net TBA position, includes the components of "leverage (as of period end)" plus our net TBA dollar roll position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015		2014
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$516	3.63%	$541	3.60%
Premium amortization	(133)	(1.06)%	(142)	(1.06)%
Interest income	$383	2.57%	$399	2.54%
Actual portfolio CPR	8%		7%
Projected life CPR as of period end	10%		8%
Average 30-year fixed rate mortgage rate as of period end [1]	3.70%		4.40%
10-year U.S. Treasury rate as of period end	1.93%		2.72%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average agency MBS portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the decline in interest income between the current and prior year periods ended March 31, 2015 and 2014 (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Three Months Ended March 31, 2015 vs. March 31, 2014
		Due to Change in Average
	Net Decrease	Portfolio Size	Asset Yield
Interest Income	$(16)	$(22)	$6

The average par value of our agency MBS portfolio decreased by 5% for the three months ended March 31, 2015, compared to the prior year period, reflective of lower "at risk" leverage and a shift from agency MBS repo funded assets to TBA dollar roll funded assets. Because we recognize TBA securities as derivative instruments under GAAP, our reported interest income does not include our TBA dollar roll income, which we report in gain/loss on derivative instruments and other securities, net in our accompanying consolidated financial statements in this Form 10-Q.
Our average asset yield for the three months ended March 31, 2015 was impacted by changes in our asset composition and fluctuations in "catch-up" premium amortization adjustments recognized due to changes in our projected life CPR forecasts. Excluding "catch-up" premium amortization adjustments, our average asset yield was 2.70% for the three months ended March 31, 2015, unchanged from the prior year period.

Leverage
Our leverage was 5.8x our stockholders' equity as of March 31, 2015, compared to 5.3x and 5.9x as of December 31, 2014 and March 31, 2014, respectively, measured as the sum of our agency MBS repo agreements, net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 6.4x our stockholders' equity as of March 31, 2015, compared to 6.9x and 7.6x as of December 31, 2014 and March 31, 2014, respectively. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repo and other debt leverage calculations as measured from our consolidated balance sheets; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet repo agreements. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet repurchase commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we commonly refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our average and quarter-end repo and other debt balance, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Agency MBS Repurchase Agreements and Other Debt [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	5.8:1	6.5:1	5.8:1	6.4:1
December 31, 2014	$45,554	$49,170	$49,150	$18,492	$14,576	4.9:1	6.9:1	5.3:1	6.9:1
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	6.7:1	7.2:1	5.9:1	7.6:1
_______________________

1.	Excludes U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average leverage during the period was calculated by dividing the sum of our daily weighted average agency repurchase agreements and debt of consolidated VIEs outstanding by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

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
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our outstanding repurchase agreements and other debt balance, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees, forward starting swaps and costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position, but does however include interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, our cost of funds measured as a percentage of our outstanding repurchase agreement and other debt is higher than if we allocated a portion of our swap hedge costs to our TBA dollar roll funded assets.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015		2014
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Repurchase agreement and other debt interest expense	$57	0.43%	$65	0.46%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	29	0.22%	43	0.30%
Total interest expense	86	0.65%	108	0.76%
Other periodic interest costs of interest rate swaps, net	84	0.63%	83	0.59%
Total adjusted net interest expense and cost of funds	$170	1.28%	$191	1.35%
 _______________________

1.	Percent of our average repurchase agreements and other debt outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the average repurchase agreements and interest rate swaps in effect, or "current pay" interest rate swaps, outstanding during the period as well as our cost of funds. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense for the three months ended March 31, 2015 and 2014 (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Three Months Ended March 31, 2015 vs. March 31, 2014
		Due to Change in Average
	Decrease	Repo / Swap Balance	Repo / Swap Rate
Repurchase agreements and other debt expense	$(8)	$(4)	$(4)
Periodic interest rate swap costs [1]	(13)	(14)	1
Total change in adjusted net interest expense	$(21)	$(18)	$(3)
_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The decline in our adjusted net interest expense was primarily a function of maintaining a smaller portfolio of current pay interest rate swaps (i.e., excluding forward starting swaps) during the three months ended March 31, 2015, in both absolute terms and relative to our average repurchase agreements and other debt outstanding during the period, compared to the prior year period. The table below presents a summary of our average repurchase agreement and other debt outstanding and our average current pay interest rates swaps in effect for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
Average Ratio of Current Pay Interest Rate Swaps Outstanding to Repo and Other Debt [1]	2015	2014
Average repurchase agreements and other debt	$53,963	$57,544
Average notional amount of current pay interest rate swaps	$32,924	$37,201
Average ratio of current pay interest rate swaps to repurchase agreements and other debt outstanding	61%	65%

Weighted average pay rate on current pay interest rate swaps	1.62%	1.58%
Weighted average receive rate on current pay interest rate swaps	0.23%	0.21%
Weighted average net pay rate on current pay interest rate swaps	1.39%	1.37%
 _______________________

1.	Excludes forward starting swaps not in effect during the periods presented.
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
Our average ratio of interest rate swaps outstanding, inclusive of forward starting swaps, to our average repurchase agreement, other debt and net TBA position (at cost) was 75% and 69% for the three months ended March 31, 2015 and 2014, respectively.

	Three Months Ended March 31,
Average Ratio of all Interest Rate Swaps Outstanding to Repo, Other Debt and Net TBA Position	2015	2014
Average repurchase agreements and other debt	$53,963	$57,544
Average net TBA portfolio - at cost	6,957	4,534
Total average repurchase agreement, other debt and net TBA position	$60,920	$62,078
Average notional amount of interest rate swaps (inclusive of forward starting swaps)	$45,880	$42,716
Average ratio of interest rate swaps to repurchase agreements, other debt and net TBA position outstanding	75%	69%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost (non-GAAP financial measures) for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Net interest income	$297	$291
Other periodic interest costs of interest rate swaps, net [1]	(84)	(83)
Dividend from REIT equity securities	2	10
TBA dollar roll income [1]	57	48
Adjusted net interest income	272	266
Operating expenses	36	35
Net spread and dollar roll income	236	231
Dividend on preferred stock	7	3
Net spread and dollar roll income available to common stockholders	229	228
Estimated "catch-up" premium amortization cost due to change in CPR forecast	19	25
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$248	$253

Weighted average number of common shares outstanding - basic and diluted	352.8	354.8
Net spread and dollar roll income per common share - basic and diluted	$0.65	$0.64
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.70	$0.71
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income

Net spread and dollar roll income, excluding "catch-up" premium amortization cost, for the three months ended March 31, 2015 was largely unchanged at $0.70 per common share, compared to $0.71 per common share for the three months ended March 31, 2014, despite a decline in our average "at risk" leverage. Our smaller investment portfolio was largely offset by the combination of favorable financing in the TBA dollar roll market and a moderate shift from repo funded assets towards dollar roll funded assets and lower swap costs. Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds), excluding catch-up premium amortization cost, was approximately 1.64% for the three months ended March 31, 2015, compared to 1.59% for the three months ended March 31, 2014. Including catch-up premium amortization cost, our net interest rate spread and dollar roll income was 1.53% for the three months ended March 31, 2015, compared to 1.43% for the three months ended March 31, 2014.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Agency MBS sold, at cost	$(7,732)	$(9,711)
Proceeds from agency MBS sold [1]	7,768	9,692
Net gain (loss) on sale of agency MBS	$36	$(19)

Gross gain on sale of agency MBS	$57	$42
Gross loss on sale of agency MBS	(21)	(61)
Net gain (loss) on sale of agency MBS	$36	$(19)
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales were primarily a function of shifting our portfolio to TBA dollar roll funded assets, reducing leverage and repositioning our investment portfolio.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Periodic interest costs of interest rate swaps, net [1]	$(84)	$(83)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	57	48
TBA securities - mark-to-market net gain	289	31
Payer swaptions	(15)	(81)
Receiver swaptions	13	—
U.S. Treasury securities - long position	36	17
U.S. Treasury securities - short position	(47)	(11)
U.S. Treasury futures - short position	(11)	(3)
Interest rate swap termination fees	(162)	33
REIT equity securities	2	19
Other	—	(2)
Total realized gain on derivative instruments and other securities, net	162	51
Unrealized gain (loss) on derivative instruments and other securities, net: [2]
TBA securities - mark-to-market net loss	(112)	(19)
Interest rate swaps	(500)	(330)
Payer swaptions	(2)	(24)
Receiver swaptions	4	—
Interest and principal-only strips	11	12
U.S. Treasury securities - long position	16	55
U.S. Treasury securities - short position	(35)	(34)
U.S. Treasury futures - short position	(9)	(33)
Debt of consolidated VIEs	—	(3)
REIT equity securities	—	30
Total unrealized loss on derivative instruments and other securities, net	(627)	(346)
Total loss on derivative instruments and other securities, net	$(549)	$(378)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our consolidated financial statements in this Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $30 million and $29 million for the three months ended March 31, 2015 and 2014, respectively.
General and administrative expenses were $6 million for each of the three months ended March 31, 2015 and 2014. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense.

Our total operating expense as a percentage of our average stockholders' equity was 1.55% and 1.58% for the three months ended March 31, 2015 and 2014, respectively.

Dividends and Income Taxes
For the three months ended March 31, 2015, we had estimated taxable income available to common stockholders of $166 million (or $0.47 per common share), largely unchanged from $167 million (or $0.47 per common share) for the prior year period.
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
The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2015 and 2014 (dollars in millions):

	Three Months Ended March 31,
	2015	2014
Net loss	$(252)	$(141)
Estimated book to tax differences:
Premium amortization, net	26	31
Realized (gains) losses, net	(113)	36
Capital loss carryforward	(115)	(102)
Unrealized losses, net	627	346
Total book to tax differences	425	311
Estimated REIT taxable income	173	170
Dividend on preferred stock	7	3
Estimated REIT taxable income available to common stockholders	$166	$167
Weighted average number of common shares outstanding - basic and diluted	352.8	354.8
Estimated REIT taxable income per common share - basic and diluted	$0.47	$0.47

Beginning cumulative non-deductible capital losses	$763	$1,785
Utilization of capital loss carryforward	(115)	(102)
Ending cumulative non-deductible capital losses	$648	$1,683
Ending cumulative non-deductible capital losses per common share	$1.84	$4.77
Our estimated taxable income for the three months ended March 31, 2015 and 2014 excludes $115 million and $102 million, respectively, of estimated net capital gains, which were applied against our prior year net capital loss carryforward. As of March 31, 2015, we had $648 million (or $1.84 per common share) of remaining net capital loss carryforwards, which can be carried forward and applied against future net capital gains through fiscal year 2018.

The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during the three months ended March 31, 2015 and 2014:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
March 31, 2015	$0.50000	$0.484375	$0.66
March 31, 2014	0.50000	—	0.65
The final tax characterization of our fiscal year 2015 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three months ended March 31, 2015 and 2014 (in millions):

	Three Months Ended March 31,
	2015	2014
Unrealized gain on available-for-sale securities, net:
Unrealized gain, net	$427	$502
Reversal of prior period unrealized (gain) loss, net, upon realization	(36)	19
Unrealized gain on available-for-sale securities, net:	391	521
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	29	43
Total other comprehensive income	$420	$564

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
Repurchase Agreements
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
As of March 31, 2015, we had $54.3 billion of repurchase agreements outstanding used to fund acquisitions of agency securities and we had an additional $3.8 billion of repurchase agreements outstanding used to fund temporary holdings of U.S. Treasury securities, which we exclude from our leverage measurements due to the highly liquid and temporary nature of these investments. Inclusive of our net TBA position, our "at risk" leverage ratio was 6.4x as of March 31, 2015, compared to 6.9x as of December 31, 2014, measured as the sum of our agency repurchase agreements, net TBA position (at cost), net receivable / payable for unsettled agency securities and debt of consolidated VIEs divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Excluding our net TBA position, our leverage ratio was 5.8x our stockholders' equity as of March 31, 2015, compared to 5.3x as of December 31, 2014.
As of March 31, 2015, our agency repurchase agreements had a weighted average cost of funds of 0.41% and a weighted average remaining days-to-maturity of 164 days, excluding amounts borrowed under U.S. Treasury repurchase agreements, compared 0.41% and 143 days, respectively, as of December 31, 2014.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2015, we had master repurchase agreements with 34 financial institutions located throughout North America, Europe and Asia. As of March 31, 2015, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 15% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2015. For further details regarding our borrowings under repurchase agreements and other debt as of March 31, 2015, please refer to Note 5 to our consolidated financial statements in this Quarterly Report on Form 10-Q.

	March 31, 2015
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	18	65%
Asia	5	12%
Europe	11	23%
	34	100%

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

This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2015, haircuts on our pledged collateral remained stable and as of March 31, 2015, our weighted average haircut was less than 5% of the value of our collateral.
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
As of March 31, 2015, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $3.4 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
Excluding centrally cleared interest rate swaps, as of March 31, 2015, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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

TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts. (See Notes 3 and 6 in the accompanying consolidated financial statements in this Quarterly Report on Form 10-Q). Inclusive of our net TBA position, as of March 31, 2015, our total "at risk" leverage was 6.4 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2015, we had a net long TBA position with a market value and a total contract price of $4.9 billion and $4.8 billion, respectively, and a total net carrying value of $79 million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Quarterly Report on Form 10-Q.

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
Federal Home Loan Bank Membership

In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("AGNC Captive"), was approved as a member of the Federal Home Loan Bank ("FHLB") of Des Moines. The 12 regional FHLBs provide a variety of products and services to their members, including long-term and short-term secured loans, called "advances." FHLB members may use a variety of real estate related assets, including agency MBS, as collateral for such advances. Membership in the FHLB obligates AGNC Captive to purchase membership stock and activity-based stock in the FHLB, the latter dependent upon the aggregate amount of advances obtained from the FHLB.

FHLB advances collateralized by agency MBS typically require higher effective "haircuts" than those required under our current repurchase agreements as a result of the slightly higher haircuts implemented by the FHLB, coupled with the requirement to acquire activity-based stock in the FHLB concurrent with such borrowings. Consequently, we do not currently anticipate FHLB advances to serve as a primary source of funding for our investment portfolio. In addition, the FHLBs determine the fair value of the securities pledged as collateral and retain the right to adjust collateral haircuts during the term of secured borrowings.

In September 2014, the Federal Housing Financing Authority ("FHFA") issued a Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). If enacted, the Proposed Rule, among other things, would immediately terminate the membership of captive insurance companies that became members of the FHLB system after publication of the Proposed Rule, which would include AGNC Captive. If AGNC Captive's membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that AGNC Captive purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, AGNC Captive could be required to immediately unwind any outstanding debt advances from the FHLB. It is unclear at this point whether the Proposed Rule will be enacted in its current form. The ultimate content of any rule enacted by FHFA with respect to captive insurance company membership in FHLBs, FHLB advance requirements or standards, or similar matters could have a material impact on AGNC Captive’s ability to procure funding through the FHLB, which could cause us to experience losses and may have a material adverse effect on our business to the extent of our reliance on FHLB advances.

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of March 31, 2015, approximately 93% of our fixed rate agency MBS portfolio was eligible for TBA delivery.
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
Common Stock Repurchase Program
Our Board of Directors adopted a program that authorizes repurchases of our common stock through December 31, 2015, up to a specified amount. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three months ended March 31, 2015, we did not repurchase any shares of our common stock. As of March 31, 2015, the total remaining amount authorized for repurchases of our common stock was $992 million.

Off-Balance Sheet Arrangements

As of March 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of March 31, 2015 and December 31, 2014 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of March 31, 2015
-100 Basis Points	-20.2%	-1.0%	-7.1%
-50 Basis Points	-5.7%	-0.1%	-1.0%
+50 Basis Points	+0.5%	-0.4%	-2.6%
+100 Basis Points	-1.2%	-1.0%	-7.6%

As of December 31, 2014
-100 Basis Points	-14.5%	-0.6%	-4.7%
-50 Basis Points	-3.3%	+0.1%	+0.5%
+50 Basis Points	+0.9%	-0.5%	-3.8%
+100 Basis Points	-0.4%	-1.2%	-9.6%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our current pay interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury securities. Also excludes costs associated with our TBA position and TBA dollar roll income/loss. Base case scenario assumes interest rates and forecasted CPR of 10% and 9% as of March 31, 2015 and December 31, 2014, respectively. As of March 31, 2015, rate shock scenarios assume a forecasted CPR of 16%, 12%, 8% and 8% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2014, rate shock scenarios assume a forecasted CPR of 14%, 11%, 8% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the one time impact of retroactive "catch-up" premium amortization benefit/cost due to a decrease/increase in the forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of March 31, 2015 and December 31, 2014 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.6 years and 5.3 years based on interest rates and MBS prices as of March 31, 2015 and December 31, 2014, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of March 31, 2015
-25 Basis Points	+1.3%	+9.3%
-10 Basis Points	+0.5%	+3.7%
+10 Basis Points	-0.5%	-3.7%
+25 Basis Points	-1.3%	-9.3%

As of December 31, 2014
-25 Basis Points	+1.3%	+9.8%
-10 Basis Points	+0.5%	+3.9%
+10 Basis Points	-0.5%	-3.9%
+25 Basis Points	-1.3%	-9.8%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, U.S. Treasury securities and cash. As of March 31, 2015, we had unrestricted cash and cash equivalents of $1.7 billion and unpledged securities of approximately $3.4 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Extension Risk
The projected weighted-average life and estimated duration (or interest rate sensitivity) of our investments is based on our Manager's assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise. These swaps (or swaptions) allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our repurchase agreements.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2014.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6.     Exhibits and Financial Statement Schedules
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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	May 6, 2015