Form 10-Q
period 2015-06-30
American Capital Agency Corp
filed 2015-08-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2015 was 348,802,157.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $48,128 and $51,629, respectively)	$50,976	$55,482
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,142	1,266
U.S. Treasury securities, at fair value (including pledged securities of $4,756 and $2,375, respectively)	5,124	2,427
REIT equity securities, at fair value	60	68
Cash and cash equivalents	1,510	1,720
Restricted cash	778	713
Derivative assets, at fair value	164	408
Receivable for securities sold (including pledged securities of $221 and $79, respectively)	221	239
Receivable under reverse repurchase agreements	2,741	5,218
Other assets	169	225
Total assets	$62,885	$67,766
Liabilities:
Repurchase agreements	$50,178	$50,296
Debt of consolidated variable interest entities, at fair value	674	761
Payable for securities purchased	90	843
Derivative liabilities, at fair value	844	890
Dividends payable	77	85
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	2,230	5,363
Accounts payable and other accrued liabilities	74	100
Total liabilities	54,167	58,338
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600.0 shares authorized;
348.8 and 352.8 shares issued and outstanding, respectively	4	4
Additional paid-in capital	10,253	10,332
Retained deficit	(1,879)	(1,674)
Accumulated other comprehensive income	4	430
Total stockholders' equity	8,718	9,428
Total liabilities and stockholders' equity	$62,885	$67,766
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three months ended June 30,		Six months ended June 30,
	2015	2014	2015	2014
Interest income:
Interest income	$414	$385	$797	$784
Interest expense	81	95	167	203
Net interest income	333	290	630	581
Other gain (loss), net:
(Loss) gain on sale of agency securities, net	(22)	22	14	3
Gain (loss) on derivative instruments and other securities, net	237	(244)	(312)	(621)
Total other gain (loss), net	215	(222)	(298)	(618)
Expenses:
Management fees	29	30	59	59
General and administrative expenses	7	6	13	12
Total expenses	36	36	72	71
Net income (loss)	512	32	260	(108)
Dividend on preferred stock	7	5	14	9
Net income (loss) available (attributable) to common stockholders	$505	$27	$246	$(117)

Net income (loss)	$512	$32	$260	$(108)
Other comprehensive (loss) income:
Unrealized (loss) gain on available-for-sale securities, net	(872)	790	(481)	1,312
Unrealized gain on derivative instruments, net	26	40	55	83
Other comprehensive (loss) income	(846)	830	(426)	1,395
Comprehensive (loss) income	(334)	862	(166)	1,287
Dividend on preferred stock	7	5	14	9
Comprehensive (loss) income (attributable) available to common stockholders	$(341)	$857	$(180)	$1,278

Weighted average number of common shares outstanding - basic and diluted	352.1	352.8	352.5	353.8
Net income (loss) per common share - basic and diluted	$1.43	$0.08	$0.70	$(0.33)
Dividends declared per common share	$0.62	$0.65	$1.28	$1.30
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	6.9	$167	356.2	$4	$10,406	$(497)	$(1,383)	$8,697
Net loss	—	—	—	—	—	(108)	—	(108)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,312	1,312
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	83	83
Issuance of preferred stock	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(9)	—	(9)
Common dividends declared	—	—	—	—	—	(459)	—	(459)
Balance, June 30, 2014	6.9	$336	352.8	$4	$10,332	$(1,073)	$12	$9,611

Balance, December 31, 2014	6.9	$336	352.8	$4	$10,332	$(1,674)	$430	$9,428
Net income	—	—	—	—	—	260	—	260
Other comprehensive (loss) income:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(481)	(481)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	55	55
Repurchase of common stock	—	—	(4.0)	—	(79)	—	—	(79)
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Common dividends declared	—	—	—	—	—	(451)	—	(451)
Balance, June 30, 2015	6.9	$336	348.8	$4	$10,253	$(1,879)	$4	$8,718

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six months ended June 30,
	2015	2014
Operating activities:
Net income (loss)	$260	$(108)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	202	251
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	55	83
Gain on sale of agency securities, net	(14)	(3)
Loss on derivative instruments and other securities, net	312	621
Decrease in other assets	56	64
(Decrease) increase in accounts payable and other accrued liabilities	(3)	24
Accretion of discounts on debt of consolidated variable interest entities	3	—
Net cash provided by operating activities	871	932
Investing activities:
Purchases of agency securities	(18,882)	(6,677)
Proceeds from sale of agency securities	18,006	15,660
Principal collections on agency securities	4,106	3,713
Purchases of U.S. Treasury securities	(36,811)	(16,640)
Proceeds from sale of U.S. Treasury securities	30,854	23,324
Net proceeds from (payments on) reverse repurchase agreements	2,477	(4,740)
Net (payments on) proceeds from other derivative instruments	(3)	225
Purchases of REIT equity securities	(11)	(204)
Proceeds from sale of REIT equity securities	11	238
Increase in restricted cash	(65)	(682)
Other investing cash flows, net	(13)	(277)
Net cash (used in) provided by investing activities	(331)	13,940
Financing activities:
Proceeds from repurchase arrangements	232,533	143,771
Repayments on repurchase agreements	(232,651)	(158,590)
Repayments on debt of consolidated variable interest entities	(80)	(76)
Net proceeds from preferred stock issuance	—	169
Payments for common stock repurchases	(79)	(74)
Cash dividends paid	(473)	(468)
Net cash used in financing activities	(750)	(15,268)
Net change in cash and cash equivalents	(210)	(396)
Cash and cash equivalents at beginning of period	1,720	2,143
Cash and cash equivalents at end of period	$1,510	$1,747
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

Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities in the "to-be-announced" market on a generic pool basis ("TBA securities") and U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in mortgage derivatives, such as interest and principal-only securities, and other types of derivative instruments.
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

Note 4. Investment Securities
As of June 30, 2015 and December 31, 2014, our investment portfolio consisted of $52.1 billion and $56.7 billion of agency MBS, respectively, and a $7.1 billion and $14.8 billion net long TBA position, at fair value, respectively.
Our TBA positions are reported at their net carrying value of $(46) million and $192 million as of June 30, 2015 and December 31, 2014, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Note 6 for further details of our net TBA position as of June 30, 2015 and December 31, 2014.)
As of June 30, 2015 and December 31, 2014, the net unamortized premium balance on our agency MBS was $2.3 billion and $2.5 billion, respectively, including interest and principal-only strips.
The following tables summarize our investments in agency MBS as of June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$50,019	$444	$(393)	$50,070
Adjustable rate	584	15	—	599
CMO	1,056	23	(1)	1,078
Interest-only and principal-only strips	335	38	(2)	371
Total agency MBS	$51,994	$520	$(396)	$52,118

	December 31, 2014
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$53,945	$715	$(187)	$54,473
Adjustable rate	659	19	—	678
CMO	1,172	24	(1)	1,195
Interest-only and principal-only strips	372	33	(3)	402
Total agency MBS	$56,148	$791	$(191)	$56,748

	June 30, 2015
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$38,954	$10,374	$136	$49,464
Unamortized discount	(35)	(4)	—	(39)
Unamortized premium	1,706	525	3	2,234
Amortized cost	40,625	10,895	139	51,659
Gross unrealized gains	371	109	2	482
Gross unrealized losses	(287)	(107)	—	(394)
Total available-for-sale agency MBS, at fair value	40,709	10,897	141	51,747
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	313	22	—	335
Gross unrealized gains	34	4	—	38
Gross unrealized losses	(1)	(1)	—	(2)
Total agency MBS remeasured at fair value through earnings	346	25	—	371
Total agency MBS, at fair value	$41,055	$10,922	$141	$52,118
Weighted average coupon as of June 30, 2015 [2]	3.60%	3.72%	3.28%	3.62%
Weighted average yield as of June 30, 2015 [3]	2.75%	2.77%	1.86%	2.75%
Weighted average yield for the quarter ended June 30, 2015 [3]	2.94%	3.01%	2.26%	2.95%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.1 billion and the weighted average contractual interest we are entitled to receive was 5.43% of this amount as of June 30, 2015. The par value of our principal-only agency MBS strips was $224 million as of June 30, 2015.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of June 30, 2015.

3.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of June 30, 2015.

	December 31, 2014
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$42,749	$10,566	$107	$53,422
Unamortized discount	(37)	(5)	—	(42)
Unamortized premium	1,880	514	2	2,396
Amortized cost	44,592	11,075	109	55,776
Gross unrealized gains	610	145	3	758
Gross unrealized losses	(127)	(61)	—	(188)
Total available-for-sale agency MBS, at fair value	45,075	11,159	112	56,346
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	348	24	—	372
Gross unrealized gains	30	3	—	33
Gross unrealized losses	(2)	(1)	—	(3)
Total agency MBS remeasured at fair value through earnings	376	26	—	402
Total agency MBS, at fair value	$45,451	$11,185	$112	$56,748
Weighted average coupon as of December 31, 2014 [2]	3.63%	3.70%	3.52%	3.65%
Weighted average yield as of December 31, 2014 [3]	2.75%	2.73%	1.87%	2.74%
Weighted average yield for the year ended December 31, 2014 [3]	2.62%	2.64%	1.66%	2.63%
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

The actual maturities of our agency MBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of June 30, 2015 and December 31, 2014, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 8% and 9%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our agency MBS classified as available-for-sale as of June 30, 2015 and December 31, 2014 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2015				December 31, 2014
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	297	295	3.63%	2.10%	289	280	4.08%	2.62%
> 3 years and ≤ 5 years	19,708	19,456	3.27%	2.39%	22,153	21,820	3.26%	2.40%
> 5 years and ≤10 years	30,905	31,073	3.70%	2.93%	33,271	33,055	3.73%	2.92%
> 10 years	837	835	3.11%	3.06%	633	621	3.28%	3.15%
Total	$51,747	$51,659	3.52%	2.72%	$56,346	$55,776	3.54%	2.72%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 6.2 and 6.0 years as of June 30, 2015 and December 31, 2014, respectively. The weighted average life of our principal-only strips was 8.3 and 8.1 years as of June 30, 2015 and December 31, 2014, respectively.

Our agency securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI, a separate component of stockholders' equity. Refer to Note 9 for a summary of changes in accumulated OCI for our available-for-sale securities for the three and six months ended June 30, 2015 and 2014.

The following table presents the gross unrealized loss and fair values of our available-for-sale agency securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2015 and December 31, 2014 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Agency Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2015	$17,613	$(258)	$7,512	$(136)	$25,125	$(394)
December 31, 2014	$778	$(2)	$11,679	$(186)	$12,457	$(188)

As of the end of each respective reporting period, a decision had not been made to sell any of these agency securities and we do not believe it is more likely than not we will be required to sell the agency securities before recovery of their amortized cost basis. The unrealized losses on these agency securities are not due to credit losses given the GSE guarantees, but are rather due to changes in interest rates and prepayment expectations. We did not recognize any OTTI charges on our investment securities for the three and six months ended June 30, 2015 and 2014. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency securities classified as available-for-sale for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Agency Securities Classified as Available-for-Sale	2015	2014	2015	2014
Agency MBS sold, at cost	$(10,241)	$(7,166)	$(17,974)	$(16,877)
Proceeds from agency MBS sold [1]	10,219	7,188	17,988	16,880
Net (loss) gain on sale of agency MBS	$(22)	$22	$14	$3

Gross gain on sale of agency MBS	$22	$49	$79	$91
Gross loss on sale of agency MBS	(44)	(27)	(65)	(88)
Net (loss) gain on sale of agency MBS	$(22)	$22	$14	$3
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

For the three and six months ended June 30, 2015, we recognized an unrealized loss of $7 million and an unrealized gain of $4 million, respectively, and for the three and six months ended June 30, 2014 we recognized an unrealized gain of $15 million and $27 million, respectively, for the change in value of investments in interest and principal-only strips in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of June 30, 2015 and December 31, 2014, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.1 billion and $1.3 billion as of June 30, 2015 and December 31, 2014, respectively, and debt, at fair value, of $674 million and $761 million, respectively, in our accompanying consolidated balance sheets. As of June 30, 2015 and December 31, 2014, the agency securities had an aggregate unpaid principal balance of $1.1 billion and $1.2 billion, respectively, and the debt had an aggregate unpaid principal balance of $662 million and $742 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three and six months ended June 30, 2015, we recorded a gain of $9 million associated with our consolidated debt. For the three and six months ended June 30, 2014, we recognized a loss of $9 million and $12 million associated with our consolidated debt, respectively. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of June 30, 2015 and December 31, 2014, the fair value of our CMO securities and interest and principal-only securities was $1.4 billion and $1.6 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.9 billion and $2.1 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $250 million and $274 million as of June 30, 2015 and December 31, 2014, respectively.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under repurchase and other financing arrangements with financial institutions, the terms and conditions of which are typically negotiated on a transaction-by-transaction basis. For additional information regarding our pledged assets please refer to Note 7. Interest rates on these borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2015, we had met all margin call requirements.
Repurchase Agreements
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015			December 31, 2014
Remaining Maturity	Repurchase Agreements [1]	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency MBS:
≤ 1 month	$22,061	0.40%	15	$14,157	0.37%	15
> 1 to ≤ 3 months	11,879	0.40%	55	20,223	0.38%	61
> 3 to ≤ 6 months	3,084	0.53%	132	6,654	0.42%	120
> 6 to ≤ 9 months	1,829	0.49%	239	1,575	0.50%	225
> 9 to ≤ 12 months	1,763	0.57%	300	2,678	0.54%	313
> 12 to ≤ 24 months	803	0.63%	493	600	0.57%	551
> 24 to ≤ 36 months	717	0.64%	894	952	0.60%	999
> 36 to ≤ 48 months	750	0.70%	1,257	650	0.64%	1,266
> 48 to < 60 months	2,300	0.72%	1,601	900	0.68%	1,542
Total agency MBS	45,186	0.45%	177	48,389	0.41%	143
U.S. Treasury securities:
1 day	4,992	0.17%	2	1,907	0.09%	1
Total / Weighted Average	$50,178	0.42%	160	$50,296	0.40%	138
 ________________________

1.	Includes $20 million of Federal Home Loan Bank advances as of June 30, 2015

Debt of Consolidated Variable Interest Entities
As of June 30, 2015 and December 31, 2014, debt of consolidated VIEs, at fair value ("other debt") was $674 million and $761 million, respectively. As of June 30, 2015 and December 31, 2014, our other debt had a weighted average interest rate of LIBOR plus 43 basis points and a principal balance of $662 million and $742 million, respectively. The actual maturities of our other debt are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing our other debt and periodic principal prepayments of such underlying securities. The estimated weighted average life of our other debt as of June 30, 2015 and December 31, 2014 was 5.2 and 5.8 years, respectively.
TBA Dollar Roll Financing Transactions
As of June 30, 2015 and December 31, 2014, we also had outstanding forward commitments to purchase and sell agency securities through the TBA market of $7.1 billion and $14.6 billion (cost basis), respectively (see Notes 3 and 6). These transactions, also referred to as TBA dollar roll transactions, represent a form of "off-balance sheet" financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our total "at risk" leverage. However, pursuant to ASC 815, we account for such transactions as one or more series of derivative transactions and, consequently, they are not recognized as debt on our consolidated balance sheet and are excluded from commensurate measurements of our balance sheet debt to equity leverage ratios.

Federal Home Loan Bank of Des Moines Advances

In April 2015, our wholly owned subsidiary, Old Georgetown Insurance Co., LLC, was accepted for membership in the Federal Home Loan Bank ("FHLB") of Des Moines. As a member of the FHLB, our subsidiary has access to a variety of products and services offered by the FHLB, including secured advances. As of June 30, 2015, our subsidiary had $20 million in outstanding secured advances, with a weighted average borrowing rate of 0.29% and a weighted average term to maturity of ≤ 1 month. Our outstanding FHLB advances are reported under repurchase agreements on our consolidated balance sheet.

The ability to borrow from the FHLB is subject to our subsidiary's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB.

Note 6. Derivative and Other Hedging Instruments
In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We typically enter into agreements for interest rate swaps and interest rate swaptions and purchase or short TBA and U.S. Treasury securities. We may also purchase or write put or call options on TBA securities or we may invest in mortgage derivatives, such as interest and principal-only securities, and other types of derivative instruments. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 3.
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three and six months ended June 30, 2015, we reclassified $26 million and $55 million, respectively, and for the three and six months ended June 30, 2014, we reclassified, $40 million and $83 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio was $125 million and $238 million for the three and six months ended June 30, 2015, respectively, and $127 million and $253 million for the three and six months ended June 30, 2014, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net (totaling $99 million and $183 million for the three and six months ended June 30, 2015, respectively, and $87 million and $170 million for the three and six months ended June 30, 2014, respectively). As of June 30, 2015, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $85 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 1.0 years. As of June 30, 2015, the net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months was $77 million.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of June 30, 2015 and December 31, 2014 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2015	December 31, 2014
Interest rate swaps	Derivative assets, at fair value	$104	$136
Swaptions	Derivative assets, at fair value	45	75
TBA securities	Derivative assets, at fair value	11	197
U.S. Treasury futures - short	Derivative assets, at fair value	4	—
Total		$164	$408

Interest rate swaps	Derivative liabilities, at fair value	$(784)	$(880)
TBA securities	Derivative liabilities, at fair value	(57)	(5)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(5)
Other	Derivative liabilities, at fair value	(3)	—
Total		$(844)	$(890)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$5,124	$2,427
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value [1]	(2,230)	(5,363)
Total - (short)/long, net		$2,894	$(2,936)
 ________________________

1.
Our obligation to return securities borrowed under reverse repurchase agreements as of June 30, 2015 and December 31, 2014 relates to securities borrowed to cover short sales of U.S. Treasury securities from which we received total sale proceeds of $2.2 billion and $5.4 billion, respectively. The change in fair value of the borrowed securities is recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

The following tables summarize our interest rate swap agreements outstanding as of June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$15,925	1.21%	0.26%	$(91)	1.8
> 3 to ≤ 5 years	10,200	1.84%	0.28%	(107)	4.2
> 5 to ≤ 7 years	7,725	2.51%	0.28%	(168)	6.2
> 7 to ≤ 10 years	9,050	2.60%	0.28%	(226)	8.3
> 10 years	2,025	3.16%	0.28%	(88)	13.1
Total Payer Interest Rate Swaps	$44,925	1.94%	0.27%	$(680)	4.9
   ________________________

1.	Notional amount includes forward starting swaps of $8.8 billion with an average forward start date of 0.8 years and an average maturity of 6.6 years from June 30, 2015.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.69% as of June 30, 2015.

3.	Average receive rate excludes forward starting swaps.

	December 31, 2014
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$12,300	1.33%	0.21%	$(87)	2.0
> 3 to ≤ 5 years	8,975	1.63%	0.24%	(4)	4.2
> 5 to ≤ 7 years	7,250	2.47%	0.23%	(139)	6.1
> 7 to ≤ 10 years	10,775	2.48%	0.24%	(223)	8.3
> 10 years	4,400	3.19%	0.23%	(291)	12.6
Total Payer Interest Rate Swaps	$43,700	2.05%	0.23%	$(744)	5.8
   ________________________

1.	Notional amount includes forward starting swaps of $12.4 billion with an average forward start date of 1.1 years and an average maturity of 7.9 years from December 31, 2014.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.68% as of December 31, 2014.

3.	Average receive rate excludes forward starting swaps.
The following table summarizes our interest rate payer swaption agreements outstanding as of June 30, 2015 and December 31, 2014 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
June 30, 2015
≤ 1 year	$126	$44	5	$5,100	3.35%	3M	7.2
> 1 to ≤ 2 years	10	1	14	350	3.95%	3M	5.0
Total Payer Swaptions	$136	$45	6	$5,450	3.39%	3M	7.1

December 31, 2014
≤ 1 year	$113	$36	6	$5,600	3.15%	3M	6.4
> 1 to ≤ 2 years	32	10	16	1,200	3.87%	3M	5.1
Total Payer Swaptions	$145	$46	8	$6,800	3.28%	3M	6.2
The following table summarizes our interest rate receiver swaption agreements outstanding as of December 31, 2014 (dollars in millions). We had no interest rate receiver swaptions outstanding as of June 30, 2015.

Receiver Swaptions	Option			Underlying Receiver Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Receive Rate	Average Pay Rate (LIBOR)	Average Term (Years)
December 31, 2014
≤ 1 year	$18	$29	5	$4,250	1.78%	3M	6.4

The following table summarizes our U.S. Treasury securities as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015			December 31, 2014
Maturity	Face Amount Net Long / (Short)	Cost Basis	Market Value	Face Amount Net Long / (Short)	Cost Basis	Market Value
3 years	$(900)	$(899)	$(902)	$—	$—	$—
5 years	808	803	804	(4,674)	(4,650)	(4,645)
7 years	2,109	2,084	2,085	(717)	(717)	(718)
10 years	925	913	907	2,410	2,422	2,427
Total U.S. Treasury securities, net	$2,942	$2,901	$2,894	$(2,981)	$(2,945)	$(2,936)
The following tables summarize our TBA securities as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015				December 31, 2014
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$(644)	$(649)	$(651)	$(2)	$962	$968	$980	$12
3.0%	(82)	(84)	(85)	(1)	2,779	2,889	2,888	(1)
3.5%	826	870	871	1	(468)	(495)	(494)	1
4.0%	—	—	—	—	(13)	(14)	(14)	—
Total 15-Year TBAs	100	137	135	(2)	3,260	3,348	3,360	12
30-Year TBA securities:
3.0%	3,794	3,820	3,781	(39)	5,254	5,259	5,313	54
3.5%	3,206	3,309	3,308	(1)	7,902	8,151	8,232	81
4.0%	(159)	(162)	(166)	(4)	(1,853)	(2,019)	(1,974)	45
4.5%	—	—	—	—	(151)	(163)	(163)	—
Total 30-Year TBAs	6,841	6,967	6,923	(44)	11,152	11,228	11,408	180
Total net TBA securities	$6,941	$7,104	$7,058	$(46)	$14,412	$14,576	$14,768	$192

	June 30, 2015				December 31, 2014
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$4,379	$4,473	$4,444	$(29)	$15,127	$15,316	$15,509	$193
Freddie Mac	437	426	423	(3)	(715)	(740)	(741)	(1)
Ginnie Mae	2,125	2,205	2,191	(14)	—	—	—	—
TBA securities, net	$6,941	$7,104	$7,058	$(46)	$14,412	$14,576	$14,768	$192
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30, 2015
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) March 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$4,873	18,367	(16,299)	$6,941	$(110)
Interest rate swaps	$(44,925)	—	—	$(44,925)	434
Payer swaptions	$(5,200)	(500)	250	$(5,450)	13
Receiver swaptions	$750	—	(750)	$—	(13)
U.S. Treasury securities - short position	$(3,353)	(2,224)	3,327	$(2,250)	18
U.S. Treasury securities - long position	$4,261	11,649	(10,718)	$5,192	(116)
U.S. Treasury futures contracts - short position	$(730)	(730)	730	$(730)	15
					$241
  ________________________________

1.
Excludes a net loss of $6 million from investments in REIT equity securities, a net gain of $9 million from debt of consolidated VIEs and a net loss of $7 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended June 30, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) March 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$13,909	65,946	(62,044)	$17,811	$543
Interest rate swaps	$(46,400)	(2,800)	1,300	$(47,900)	(587)
Payer swaptions	$(8,000)	(1,250)	1,600	$(7,650)	(41)
Receiver swaptions	$1,000	750	—	$1,750	—
U.S. Treasury securities - short position	$(6,786)	(8,615)	9,413	$(5,988)	(173)
U.S. Treasury securities - long position	$200	3,035	(1,985)	$1,250	8
U.S. Treasury futures contracts - short position	$(730)	(730)	730	$(730)	(19)
TBA put option	$—	(100)	—	$(100)	—
					$(269)
  ______________________

1.
Excludes a net gain of $24 million from investments in REIT equity securities, a net loss of $9 million from debt of consolidated VIEs, a net gain of $15 million from interest and principal-only securities and other miscellaneous net losses of $5 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Six Months Ended June 30, 2015
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$14,412	63,867	(71,338)	$6,941	$124
Interest rate swaps	$(43,700)	(3,500)	2,275	$(44,925)	(312)
Payer swaptions	$(6,800)	(500)	1,850	$(5,450)	(4)
Receiver swaptions	$4,250	—	(4,250)	$—	4
U.S. Treasury securities - short position	$(5,392)	(6,397)	9,539	$(2,250)	(64)
U.S. Treasury securities - long position	$2,411	27,211	(24,430)	$5,192	(64)
U.S. Treasury futures contracts - short position	$(730)	(1,460)	1,460	$(730)	(5)
					$(321)
  ________________________________

1.
Excludes a net loss of $4 million from investments in REIT equity securities, a net gain of $9 million from debt of consolidated VIEs and a net gain of $4 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Six Months Ended June 30, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$2,119	90,322	(74,630)	$17,811	$604
Interest rate swaps	$(43,250)	(8,700)	4,050	$(47,900)	(967)
Payer swaptions	$(14,250)	(2,250)	8,850	$(7,650)	(146)
Receiver swaptions	$—	1,750	—	$1,750	—
U.S. Treasury securities - short position	$(2,007)	(15,856)	11,875	$(5,988)	(218)
U.S. Treasury securities - long position	$3,927	4,935	(7,612)	$1,250	80
U.S. Treasury futures contracts - short position	$(1,730)	(1,460)	2,460	$(730)	(55)
TBA put option	$—	(150)	50	$(100)	—
					$(702)
  ______________________

1.
Excludes a net gain of $73 million from investments in REIT equity securities, a net loss of $12 million from debt of consolidated VIEs, a net gain of $27 million from interest and principal-only securities and other miscellaneous net losses of $7 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 7. Pledged Assets
Our repurchase agreements, FLHB funding agreement and derivative contracts require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, obligations under our derivative agreements will typically vary over time based on similar factors as well as the remaining term of the derivative contract. We are also typically required to post initial collateral upon execution of derivative transactions, such as interest rate swap agreements and TBA contracts. If we breach any of these provisions, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis.
Consequently, the use of repurchase agreements and derivative instruments exposes us to credit risk relating to potential losses that could be recognized in the event that our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses, and we monitor our positions with individual counterparties. In the event of a default by a counterparty we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of a certain threshold causes an event of default under the agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of June 30, 2015, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of June 30, 2015, our amount at risk with any counterparty related to our repurchase agreements was less than 5% of our stockholders' equity and our amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our financing, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$47,594	$1,142	$57	$477	$49,270
U.S. Treasury securities - fair value [2]	5,023	—	449	—	5,472
Accrued interest on pledged securities	144	3	1	—	148
Restricted cash	5	—	768	5	778
Total	$52,766	$1,145	$1,275	$482	$55,668
_______________________

1.	Includes $21 million of collateral pledged to the FHLB of Des Moines under our secured advance agreement.

2.	Includes $495 million of repledged collateral received from counterparties.

	December 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$50,858	$1,266	$69	$702	$52,895
U.S. Treasury securities - fair value	1,904	—	550	—	2,454
Accrued interest on pledged securities	147	4	2	—	153
Restricted cash	6	—	698	9	713
Total	$52,915	$1,270	$1,319	$711	$56,215

The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our financing agreements by remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2015 and December 31, 2014 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	June 30, 2015			December 31, 2014
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and Debt of Consolidated VIEs	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:
≤ 30 days	$22,449	$22,423	$63	$14,605	$14,453	$41
> 30 and ≤ 60 days	9,436	9,417	27	10,912	10,789	30
> 60 and ≤ 90 days	3,420	3,387	9	10,205	10,109	28
> 90 days	13,431	13,442	38	16,402	16,227	47
Total agency MBS	48,736	48,669	137	52,124	51,578	146
U.S. Treasury securities:
1 day	5,023	5,035	11	1,904	1,899	5
Total	$53,759	$53,704	$148	$54,028	$53,477	$151
As of June 30, 2015 and December 31, 2014, none of our borrowings backed by agency MBS were due on demand or mature overnight.

Assets Pledged from Counterparties
As of June 30, 2015 and December 31, 2014, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2015			December 31, 2014
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$11	$11	$—	$43	$43
U.S. Treasury securities - fair value	2,725	10	2,735	5,363	47	5,410
Cash	—	15	15	—	28	28
Total	$2,725	$36	$2,761	$5,363	$118	$5,481
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
The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2015 and December 31, 2014 (in millions):

	Offsetting of Financial Assets and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2015
Interest rate swap and swaption agreements, at fair value [1]	$149	$—	$149	$(70)	$(36)	$43
Receivable under reverse repurchase agreements	2,741	—	2,741	(2,741)	—	—
Total derivative, other hedging instruments and other assets	$2,890	$—	$2,890	$(2,811)	$(36)	$43

December 31, 2014
Interest rate swap and swaption agreements, at fair value [1]	$211	$—	$211	$(94)	$(83)	$34
Receivable under reverse repurchase agreements	5,218	—	5,218	(4,690)	(528)	—
Total derivative, other hedging instruments and other assets	$5,429	$—	$5,429	$(4,784)	$(611)	$34

	Offsetting of Financial Liabilities and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2015
Interest rate swap agreements, at fair value [1]	$784	$—	$784	$(70)	$(714)	$—
Repurchase agreements	50,178	—	50,178	(2,741)	(47,344)	93
Total derivative, other hedging instruments and other liabilities	$50,962	$—	$50,962	$(2,811)	$(48,058)	$93

December 31, 2014
Interest rate swap agreements, at fair value [1]	$880	$—	$880	$(94)	$(782)	$4
Repurchase agreements	50,296	—	50,296	(4,690)	(45,606)	—
Total derivative, other hedging instruments and other liabilities	$51,176	$—	$51,176	$(4,784)	$(46,388)	$4
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three and six months ended June 30, 2015. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2015 and December 31, 2014 (in millions):

	June 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$50,976	$—	$—	$55,482	$—
Agency securities transferred to consolidated VIEs	—	1,142	—	—	1,266	—
U.S. Treasury securities	5,124	—	—	2,427	—	—
Interest rate swaps	—	104	—	—	136	—
Swaptions	—	45	—	—	75	—
REIT equity securities	60	—	—	68	—	—
TBA securities	—	11	—	—	197	—
U.S. Treasury futures	4	—	—	—	—	—
Total	$5,188	$52,278	$—	$2,495	$57,156	$—
Liabilities:
Debt of consolidated VIEs	$—	$674	$—	$—	$761	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	2,230	—	—	5,363	—	—
Interest rate swaps	—	784	—	—	880	—
TBA securities	—	57	—	—	5	—
U.S. Treasury futures	—	—	—	5	—	—
Other	—	3	—	—	—	—
Total	$2,230	$1,518	$—	$5,368	$1,646	$—
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
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash, receivables, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost, which is determined to approximate fair value, primarily due to the short duration of these instruments. The cost basis of repo borrowings with initial terms of greater than one year is also determined to approximate fair value, primarily since such agreements have floating rates based on an index plus or minus a fixed spread and the fixed spread is generally consistent with those demanded in the market. We estimate the fair value of these instruments using "Level 2" inputs.

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of June 30, 2015, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
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
Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2015, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
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
During the three and six months ended June 30, 2015, we repurchased approximately 4.0 million shares of our common stock at an average repurchase price of $19.86 per share, including expenses, totaling $79 million. During the six months ended June 30, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. We did not repurchase any shares of our common stock during the three months ended June 30, 2014. As of June 30, 2015, the total remaining amount authorized for repurchases of our common stock was $913 million.

Accumulated Other Comprehensive Income (Loss)
The following tables summarize changes to accumulated OCI for the three and six months ended June 30, 2015 and 2014 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Three Months Ended June 30, 2015
Balance as of March 31, 2015	$961	$(111)	$850
OCI before reclassifications	(894)	—	(894)
Amounts reclassified from accumulated OCI	22	26	48
Balance as of June 30, 2015	$89	$(85)	$4

Three Months Ended June 30, 2014
Balance as of March 31, 2014	$(565)	$(253)	$(818)
OCI before reclassifications	812	—	812
Amounts reclassified from accumulated OCI	(22)	40	18
Balance as of June 30, 2014	$225	$(213)	$12

Six Months Ended June 30, 2015
Balance as of December 31, 2014	$570	$(140)	$430
OCI before reclassifications	(467)	—	(467)
Amounts reclassified from accumulated OCI	(14)	55	41
Balance as of June 30, 2015	$89	$(85)	$4

Six Months Ended June 30, 2014
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	1,315	—	1,315
Amounts reclassified from accumulated OCI	(3)	83	80
Balance as of June 30, 2014	$225	$(213)	$12

The following tables summarize reclassifications out of accumulated OCI for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2015	2014
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$22	$(22)	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	26	40	Interest expense
Total reclassifications	$48	$18

	Six months ended June 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2015	2014
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$(14)	$(3)	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	55	83	Interest expense
Total reclassifications	$41	$80

Note 10. Subsequent Events

On July 13, 2015, our Board of Directors declared a monthly dividend of $0.20 per common share, which will be paid on August 7, 2015, to common stockholders of record as of July 31, 2015.

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

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool basis, or a TBA contract, and on a non-generic, specified pool basis, and U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in mortgage derivatives, such as interest and principal-only securities, and other types of derivative instruments.
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
Trends and Recent Market Impacts
The second quarter of 2015 was challenging for the entire fixed income market, including agency MBS. Global economic uncertainty, particularly in Europe and China, continued to clash with moderately strong U.S. economic indicators and the growing probability that the Federal Reserve will soon begin to raise short term interest rates. Unlike the first quarter of 2015, interest rates increased significantly in the second quarter, with the 10-year U.S. Treasury rate increasing 40 bps to 2.33% as of June 30, 2015. The yield curve also steepened appreciably in the second quarter as the spread between 2- and 10-year U.S. Treasury rates increased 32 bps to 169 bps as of June 30, 2015. Year-to-date, the 10-year U.S. Treasury rate increased 16 bps and the spread between 2- to 10-year U.S. Treasury increased 19 bps through June 30, 2015. Option adjusted spreads (“OAS”), or the spread between agency MBS and other benchmark interest rates adjusted for the cost of the embedded prepayment optionality inherent in all agency MBS, also widened significantly during the second quarter despite the steepening of the yield curve.
Although we entered the second quarter with a very conservative portfolio composition and our lowest “at risk” leverage level since 2008, the combination of higher interest rates, a steeper yield curve and wider mortgage spreads during the quarter led to a decline in our net book value of $(1.53) per common share to $24.00 per common share as of June 30, 2015 from $25.53 per common share as of March 31, 2015. During the quarter we paid dividends totaling $0.62 per common share. Taken together, the decline in our net book value per common share and the dividends paid resulted in an economic loss of -3.6% for the second quarter, or -14.3% on an annualized basis. Year-to-date, through the second quarter, we had an economic loss of -1.8%, or -3.6% annualized, consisting of $1.28 in dividends per common share and a decline of $(1.74) in our net book value per common share.
We manage our sensitivity to interest rate and yield curve fluctuations primarily through hedge selection. Changes in the shape of the yield curve affect our overall business in two primary ways. First, when the yield curve steepens, our net interest margin and overall future earnings outlook generally improve. Second, we anticipate that OAS will correlate to the shape of the yield curve. If the yield curve steepens, we would expect OAS to tighten given the improved earnings characteristics of agency MBS in this environment. Conversely, in a scenario where the yield curve flattens materially, we would expect OAS to widen, as investors demand incremental return to offset the deterioration in net interest margin that occurs in a flatter yield curve environment. In the second quarter, however, the opposite occurred, as OAS spreads widened despite the yield curve steepening. We believe this recent pattern is primarily a function of spreads reaching historically tight levels earlier in the year. With spreads now at more reasonable levels following the widening that occurred in the second quarter, we do not believe this recent correlation is indicative of agency MBS performance if the yield curve continues to steepen.
Additionally, since a flattening of the yield curve tends to impact our overall business negatively through lower net interest margins and wider OAS, we generally position our hedges with a bias toward mitigating the impacts of a flatter yield curve. These strategies are intended to provide a book value benefit to offset the corresponding decline in book value attributable to weak MBS performance in a flat yield curve environment. As as result, if the yield curve steepens, our hedges will tend to underperform and our net asset value will be adversely impacted, which is what we experienced during the second quarter.
As we look forward, we continue to prioritize risk management over short term return opportunities given near term risk factors that include continued uncertainty in China and Europe, renewed weakness in oil and other commodities, and continued ambiguity surrounding the timing and market impact of Federal Reserve rate hikes. Following the spread widening that occurred in the second quarter, however, we believe MBS valuations are now more reasonable. If interest rate volatility returns to more normal levels and if the aforementioned macro-risk factors subside, we would expect to opportunistically reposition the portfolio toward more normal risk levels, which would likely mean increasing leverage and/or increasing our “duration gap.” Either of these actions could favorably impact our expected return on equity.
For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.

Recent Activity in Response to Trends and Recent Market Impacts:
During the three and six months ended June 30, 2015, we undertook moderate portfolio rebalancing actions, which included reducing our total "at risk" leverage and, in turn, our agency MBS position. Our total "at risk" leverage declined to 6.1x as of June 30, 2015, compared to 6.4.x as of March 31, 2015 and 6.9x as of December 31, 2014. Our agency MBS holdings, inclusive of our net TBA position, decreased by approximately $7 billion and $12 billion during the three and six months ended June 30, 2015, respectively.
As of June 30, 2015, inclusive of our net TBA position, ≤ 15-year fixed rate securities represented 34% and 30-year fixed rate securities represented 61% of our investment portfolio, compared to 37% and 58%, respectively, as of both March 31, 2015 and December 31, 2014.
As of June 30, 2015, 84% of our outstanding balance of repurchase agreements, other debt and net TBA position was economically hedged through interest rate swaps, swaptions and U.S. Treasury positions, an increase from 78% as of March 31, 2015 and 76% as of December 31, 2014. Our duration gap increased to 1 year as of June 30, 2015 from 0.2 years as of March 31, 2015 and 0.5 years as of December 31, 2014, largely as a result of higher interest rates and a steeper yield curve.
With our stock trading at significant discounts to our net book value during the second quarter, we repurchased 4.0 million shares of our common stock, or 1% of our outstanding shares as of March 31, 2015. We repurchased the shares at an average price of $19.86 per share, including expenses, totaling approximately $79 million. Our decision to repurchase shares of our common stock is based on a variety of factors, including a daily estimate of our price to net book value ratio, an assessment of the overall MBS landscape, our views on interest rates and our overall expectations about the drivers and sustainability of share price weakness among other factors. Since commencing a stock repurchase program in the fourth quarter of 2012, we have repurchased 50.3 million shares of our common stock for total consideration of approximately $1.1 billion, including expenses. As of June 30, 2015, we had $0.9 billion available under our current Board of Director authorization for repurchases of our common stock through December 31, 2015.

Market Information:
The following table summarizes interest rates and prices of generic fixed rate agency mortgage-backed securities as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2014	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	June 30, 2015 vs. Mar. 31, 2015		June 30, 2015 vs Dec. 31, 2014
LIBOR:
1-Month	0.16%	0.16%	0.17%	0.18%	0.19%	+0.01	bps	+0.02	bps
3-Month	0.23%	0.24%	0.26%	0.27%	0.28%	+0.01	bps	+0.02	bps
6-Month	0.33%	0.33%	0.36%	0.40%	0.44%	+0.04	bps	+0.08	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.46%	0.58%	0.67%	0.56%	0.64%	+0.08	bps	-0.03	bps
3-Year U.S. Treasury	0.86%	1.06%	1.08%	0.88%	0.99%	+0.11	bps	-0.09	bps
5-Year U.S. Treasury	1.62%	1.78%	1.65%	1.37%	1.63%	+0.26	bps	-0.02	bps
10-Year U.S. Treasury	2.52%	2.51%	2.17%	1.93%	2.33%	+0.40	bps	+0.16	bps
30-Year U.S. Treasury	3.34%	3.21%	2.75%	2.54%	3.10%	+0.56	bps	+0.35	bps
Interest Rate Swap Rate:
2-Year Swap	0.58%	0.83%	0.89%	0.81%	0.89%	+0.08	bps	—	bps
3-Year Swap	0.99%	1.31%	1.29%	1.11%	1.24%	+0.13	bps	-0.05	bps
5-Year Swap	1.70%	1.95%	1.77%	1.53%	1.77%	+0.24	bps	—	bps
10-Year Swap	2.61%	2.65%	2.29%	2.03%	2.44%	+0.41	bps	+0.15	bps
30-Year Swap	3.31%	3.20%	2.70%	2.39%	2.92%	+0.53	bps	+0.22	bps
30-Year Fixed Rate MBS Price:
3.0%	$98.77	$98.59	$101.22	$102.25	$99.58	-$2.67		-$1.64
3.5%	$102.92	$102.23	$104.28	$105.05	$103.02	-$2.03		-$1.26
4.0%	$106.11	$105.41	$106.75	$106.92	$105.91	-$1.01		-$0.84
4.5%	$108.30	$107.91	$108.56	$109.08	$108.09	-$0.99		-$0.47
15-Year Fixed Rate MBS Price:
2.5%	$101.59	$100.55	$101.81	$102.71	$101.17	-$1.54		-$0.64
3.0%	$103.88	$102.98	$103.91	$104.83	$103.57	-$1.26		-$0.34
3.5%	$105.98	$105.11	$105.61	$106.09	$105.44	-$0.65		-$0.17
4.0%	$106.17	$105.69	$106.06	$105.59	$105.06	-$0.53		-$1.00
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes recent prepayment trends for our portfolio:

Annualized Monthly Constant Prepayment Rates [1]	Dec. 2014	Jan. 2015	Feb. 2015	Mar. 2015	Apr. 2015	May 2015	Jun. 2015
AGNC portfolio	8%	9%	8%	9%	12%	11%	12%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of June 30, 2015 and December 31, 2014, our investment portfolio consisted of $52.1 billion and $56.7 billion of agency MBS, respectively, and a $7.1 billion and $14.8 billion net long TBA position, at fair value, respectively (dollars in millions).

	June 30, 2015				December 31, 2014
Agency MBS and Net TBA Securities	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate:
≤ 15-year
≤ 15-year agency MBS	$19,679	$19,917	3.23%	34%	$22,694	$23,021	3.20%	32%
15-year net long TBA securities	137	135	10.36%	—%	3,348	3,360	2.78%	5%
Total ≤ 15-year	19,816	20,052	3.27%	34%	26,042	26,381	3.15%	37%
20-year	1,150	1,178	3.49%	2%	1,232	1,272	3.49%	2%
30-year
30-year agency MBS	29,190	28,975	3.74%	49%	30,019	30,180	3.82%	42%
30-year net long TBA securities	6,967	6,923	3.21%	12%	11,228	11,408	3.17%	16%
Total 30-year	36,157	35,898	3.63%	61%	41,247	41,588	3.63%	58%
Total fixed rate	57,123	57,128	3.50%	97%	68,521	69,241	3.45%	97%

Adjustable rate	584	599	3.22%	1%	659	678	3.29%	1%

CMO:
CMO	1,056	1,078	3.39%	2%	1,172	1,195	3.37%	2%
Interest-only strips	156	189	5.43%	—%	179	203	5.46%	—%
Principal-only strips	179	182	—%	—%	193	199	—%	—%
Total CMO	1,391	1,449	4.00%	2%	1,544	1,597	4.02%	2%

Total	$59,098	$59,176	3.52%	100%	$70,724	$71,516	3.47%	100%
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of June 30, 2015 and December 31, 2014, our TBA position had a net carrying value of $(46) million and $192 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The following tables summarize certain characteristics of our agency MBS fixed rate portfolio, inclusive of our net TBA position as of June 30, 2015 and December 31, 2014 (dollars in millions):

	June 30, 2015
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,483	$4,575	$4,568	50%	101.9%	2.97%	2.03%	33	8%
3.0%	4,710	4,863	4,896	72%	103.2%	3.50%	2.18%	37	9%
3.5%	5,639	5,859	5,964	77%	103.7%	3.95%	2.55%	46	10%
4.0%	3,891	4,067	4,163	89%	104.5%	4.40%	2.72%	55	11%
4.5%	423	444	455	98%	105.0%	4.87%	3.06%	58	12%
≥ 5.0%	6	6	6	31%	103.9%	6.49%	4.50%	90	14%
Total ≤ 15-year	19,152	19,814	20,052	72%	103.3%	3.69%	2.37%	42	9%
20-year
≤ 3.0%	306	304	312	28%	99.3%	3.55%	3.11%	25	7%
3.5%	652	667	682	64%	102.2%	4.05%	3.05%	28	9%
4.0%	73	76	78	48%	104.6%	4.53%	3.00%	46	10%
4.5%	93	99	101	99%	106.8%	4.89%	3.05%	55	10%
≥ 5.0%	4	4	5	—%	106.1%	5.92%	3.36%	85	18%
Total 20-year:	1,128	1,150	1,178	56%	101.9%	4.03%	3.06%	31	9%
30-year:
≤ 3.0%	6,868	6,912	6,851	2%	100.6%	3.59%	2.92%	25	6%
3.5%	14,301	14,989	14,783	56%	105.3%	4.04%	2.79%	29	7%
4.0%	11,323	12,087	12,043	62%	106.7%	4.53%	3.02%	27	8%
4.5%	1,682	1,797	1,837	89%	106.8%	4.96%	3.43%	49	8%
5.0%	166	176	183	65%	106.5%	5.45%	3.77%	86	11%
≥ 5.5%	179	196	201	37%	109.4%	6.22%	3.44%	102	16%
Total 30-year	34,519	36,157	35,898	50%	105.5%	4.28%	2.95%	30	7%
Total fixed rate	$54,799	$57,121	$57,128	58%	104.5%	4.04%	2.72%	35	8%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,000 and $97,000 for 15-year and 30-year securities, respectively, as of June 30, 2015.

2.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 110% and 120% for 15-year and 30-year securities, respectively, as of June 30, 2015. Includes $1.0 billion and $2.9 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of June 30, 2015.

	December 31, 2014
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$7,828	$7,972	$7,993	30%	102.0%	2.96%	2.03%	26	8%
3.0%	7,635	7,897	7,950	48%	103.1%	3.50%	2.25%	31	9%
3.5%	4,726	4,889	5,017	99%	103.6%	3.95%	2.56%	41	10%
4.0%	4,569	4,776	4,906	89%	104.5%	4.40%	2.72%	49	12%
4.5%	478	501	508	97%	105.0%	4.87%	3.06%	52	12%
≥ 5.0%	6	7	7	26%	104.2%	6.46%	4.44%	84	14%
Total ≤ 15-year	25,242	26,042	26,381	61%	103.2%	3.65%	2.37%	36	10%
20-year
≤ 3.0%	324	322	334	28%	99.3%	3.55%	3.11%	19	7%
3.5%	698	713	736	63%	102.2%	4.05%	3.05%	22	10%
4.0%	80	84	86	47%	104.5%	4.53%	2.98%	40	11%
4.5%	101	108	111	99%	106.8%	4.89%	3.05%	49	11%
≥ 5.0%	5	5	5	—%	106.0%	5.91%	3.34%	79	20%
Total 20-year:	1,208	1,232	1,272	55%	102.0%	4.03%	3.06%	25	9%
30-year:
≤ 3.0%	6,887	6,875	6,969	2%	98.9%	3.58%	3.14%	19	6%
3.5%	17,970	18,748	18,765	49%	105.2%	3.98%	2.78%	27	7%
4.0%	12,644	13,398	13,551	61%	106.4%	4.43%	3.00%	20	9%
4.5%	1,699	1,807	1,868	96%	106.5%	4.96%	3.41%	43	10%
5.0%	183	194	203	65%	106.2%	5.45%	3.74%	80	12%
≥ 5.5%	207	225	232	36%	108.9%	6.23%	3.40%	96	18%
Total 30-year	39,590	41,247	41,588	47%	105.6%	4.28%	2.96%	25	8%
Total fixed rate	$66,040	$68,521	$69,241	53%	104.5%	4.01%	2.72%	29	9%
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
As of June 30, 2015 and December 31, 2014, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.75% and 2.74%, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of June 30, 2015 and December 31, 2014, our ARM securities had a weighted average next reset date of 49 months and 51 months, respectively.

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

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2015 and December 31, 2014 and our condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2015 and 2014 (in millions, except per share amounts):

($ in millions, except per share amounts)
Balance Sheet Data	June 30, 2015	December 31, 2014
	(unaudited)
Investment portfolio, at fair value	$52,118	$56,748
Total assets	$62,885	$67,766
Repurchase agreements and other debt	$50,852	$51,057
Total liabilities	$54,167	$58,338
Total stockholders' equity	$8,718	$9,428
Net asset value per common share as of period end [1]	$24.00	$25.74

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (unaudited)	2015	2014	2015	2014
Interest income	$414	$385	$797	$784
Interest expense [2]	81	95	167	203
Net interest income	333	290	630	581
Other income (loss), net [2]	215	(222)	(298)	(618)
Expenses	36	36	72	71
Net income (loss)	512	32	260	(108)
Dividend on preferred stock	7	5	14	9
Net income (loss) available (attributable) to common stockholders	$505	$27	$246	$(117)

Net income (loss)	$512	$32	$260	$(108)
Other comprehensive (loss) income [2]	(846)	830	(426)	1,395
Comprehensive (loss) income	(334)	862	(166)	1,287
Dividend on preferred stock	7	5	14	9
Comprehensive (loss) income available to common stockholders	$(341)	$857	$(180)	$1,278

Weighted average number of common shares outstanding - basic and diluted	352.1	352.8	352.5	353.8
Net loss per common share - basic and diluted	$1.43	$0.08	$0.70	$(0.33)
Comprehensive (loss) income per common share - basic and diluted	$(0.97)	$2.43	$(0.51)	$3.61
Dividends declared per common share	$0.62	$0.65	$1.28	$1.30

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (unaudited)	2015	2014	2015	2014
Average agency securities - at par	$53,660	$54,365	$55,267	$57,218
Average agency securities - at cost	$56,106	$56,923	$57,779	$59,905
Average net TBA portfolio - at cost	$5,973	$13,963	$6,462	$9,275
Average total assets - at fair value	$68,552	$68,132	$70,225	$70,750
Average agency MBS borrowings outstanding [3]	$50,410	$50,448	$52,177	$53,976
Average stockholders' equity [4]	$9,108	$9,315	$9,240	$9,193
Average coupon - agency securities [5]	3.60%	3.63%	3.62%	3.62%
Average asset yield - agency securities [6]	2.95%	2.71%	2.76%	2.62%
Average cost of funds [7]	(1.43)%	(1.45)%	(1.35)%	(1.40)%
Average net interest rate spread	1.52%	1.26%	1.41%	1.22%
Average net interest rate spread, including estimated TBA dollar roll income [8]	1.74%	1.84%	1.65%	1.64%
Average coupon - agency securities (as of period end)	3.62%	3.63%	3.62%	3.63%
Average asset yield - agency securities (as of period end)	2.75%	2.70%	2.75%	2.70%
Average cost of funds (as of period end) [9]	(1.56)%	(1.53)%	(1.56)%	(1.53)%
Average net interest rate spread (as of period end)	1.19%	1.17%	1.19%	1.17%
Net comprehensive income return on average common equity - annualized [10]	(15.6)%	38.0%	(4.1)%	28.7%
Economic return on common equity - annualized [11]	(14.3)%	39.6%	(3.6)%	30.6%
Average leverage [12]	5.6:1	5.6:1	5.7:1	6.1:1
Average "at risk" leverage, inclusive of the net TBA position [13]	6.2:1	7.1:1	6.4:1	7.1:1
Leverage (as of period end) [14]	5.3:1	5.0:1	5.3:1	5.0:1
"At risk" leverage, inclusive of net TBA position (as of period end) [15]	6.1:1	6.9:1	6.1:1	6.9:1
Expenses % of average total assets - annualized	0.21%	0.21%	0.21%	0.20%
Expenses % of average assets, including average net TBA portfolio - annualized	0.19%	0.18%	0.19%	0.18%
Expenses % of average stockholders' equity - annualized	1.59%	1.55%	1.57%	1.56%

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

3.	Agency MBS borrowings include agency MBS repo, FHLB advances and debt of consolidated VIEs. Excludes U.S. Treasury repo agreements.

4.	Average stockholders' equity calculated as our average month-end stockholders' equity during the period.

5.	Average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

6.
Average asset yield for the period was calculated by dividing our total cash interest income on agency securities, adjusted for amortization of premiums and discounts, by our average amortized cost of agency securities held.

7.
Average cost of funds includes agency MBS borrowings and interest rate swaps currently in effect, but excludes interest rate swap termination fees, forward starting swaps and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Average cost of funds for the period was calculated by dividing our total cost of funds by our average agency MBS borrowings outstanding for the period.

8.
TBA dollar roll income / (loss) is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

9.
Average cost of funds as of period end includes agency MBS borrowings outstanding, plus the impact of interest rate swaps in effect as of each period end and forward starting swaps becoming effective, net of swaps expiring, within three months of each period end, but excludes costs associated with other supplemental hedges such as swaptions, U.S. Treasuries and TBA positions.

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

12.
Average leverage during the period was calculated by dividing our daily weighted average agency MBS borrowings outstanding for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

13.
Average "at risk" leverage, inclusive of net TBA portfolio, during the period includes the components of "average leverage" plus our daily weighted average net TBA dollar position (at cost) during the period.

14.
Leverage at period end is calculated by dividing the sum of our agency MBS borrowings outstanding and our receivable / payable for unsettled agency securities by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

15.	"At risk" leverage at period end, inclusive of net TBA position, includes the components of "leverage (as of period end)" plus our net TBA dollar roll position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$483	3.60%	$494	3.63%	$999	3.62%	$1,035	3.62%
Premium amortization	(69)	(0.65)%	(109)	(0.92)%	(202)	(0.86)%	(251)	(1.00)%
Interest income	$414	2.95%	$385	2.71%	$797	2.76%	$784	2.62%
Actual portfolio CPR	12%		9%		10%		8%
Projected life CPR as of period end	8%		8%		8%		8%
Average 30-year fixed rate mortgage rate as of period end [1]	4.08%		4.14%		4.08%		4.14%
10-year U.S. Treasury rate as of period end	2.33%		2.53%		2.33%		2.53%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average agency MBS portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the increase in interest income for the three and six months ended June 30, 2015 and 2014 (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Periods Ended June 30, 2015 vs. June 30, 2014
		Due to Change in Average
	Net Increase	Portfolio Size	Asset Yield
Three months ended	$29	$(6)	$35
Six months ended	$13	$(28)	$41

Our average agency MBS portfolio decreased in par value by 1% and 3% for the three and six months ended June 30, 2015, respectively, reflective of lower "at risk" leverage, partially offset by a shift from TBA dollar roll funded assets to agency MBS repo funded assets. Our reported interest income does not include our TBA dollar roll income, which we report in gain/loss on derivative instruments and other securities, net in our accompanying consolidated financial statements in this Form 10-Q.
The increase in our average asset yield was primarily due to fluctuations in "catch-up" premium amortization adjustments recognized due to changes in our projected life CPR forecasts. Excluding "catch-up" premium amortization adjustments, our average asset yield was largely unchanged at 2.71% and 2.69% for the three and six months ended June 30, 2015, respectively, versus 2.71% and 2.70% for the three and six months ended June 30, 2014, respectively.

Leverage
Our leverage was 5.3x our stockholders' equity as of June 30, 2015, compared to 5.3x and 5.0x as of December 31, 2014 and June 30, 2014, respectively, measured as the sum of our agency MBS repo agreements, FHLB advances and debt of consolidated VIEs (collectively referred to as "agency MBS borrowings") and our net receivable / payable for unsettled agency securities divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities due to the highly liquid and temporary nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 6.1x our stockholders' equity as of June 30, 2015, compared to 6.9x as of both December 31, 2014 and June 30, 2014. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repo and other debt leverage calculations as measured from our consolidated balance sheets; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet repo agreements. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet repurchase commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we commonly refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The decline in our "at risk" leverage was due to our bias towards prioritizing risk management against the backdrop of global economic uncertainty, particularly in Europe and China, and the growing probability that the Federal Reserve will soon begin to raise short term interest rates. We believe operating with lower leverage in the current environment increases our ability to take advantage of attractive opportunities as they arise, thereby increasing our longer-term earnings potential.
The table below presents our average and quarter-end agency MBS borrowings, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Agency MBS Borrowings [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2015	$50,410	$55,097	$45,860	$5,973	$7,104	5.6:1	6.2:1	5.3:1	6.1:1
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	5.8:1	6.5:1	5.8:1	6.4:1
December 31, 2014	$45,554	$49,170	$49,150	$18,492	$14,576	4.9:1	6.9:1	5.3:1	6.9:1
June 30, 2014	$50,448	$52,945	$48,362	$13,963	$18,184	5.6:1	7.1:1	5.0:1	6.9:1
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	6.7:1	7.2:1	5.9:1	7.6:1
_______________________

1.	Includes agency MBS repo, FHLB advances and debt of consolidated VIEs. Excludes U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average leverage during the period was calculated by dividing the sum of our daily weighted average agency MBS borrowings outstanding by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

4.	Average "at risk" leverage during the period includes the components of "average leverage during the period," plus our daily weighted average net TBA position (at cost) during the period.

5.
Leverage as of period end was calculated by dividing the sum of the amount of agency MBS borrowings outstanding and net payables and receivables for unsettled agency MBS securities by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

6.	"At risk" leverage as of period end includes the components of "leverage as of period end," plus the cost basis (or contract price) of our net TBA position.

Interest Expense and Cost of Funds

Our interest expense is comprised of interest expense on our agency MBS borrowings and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Our agency MBS borrowings primarily consist of agency MBS repurchase agreements. Upon our election to discontinue hedge accounting under GAAP as of September 30, 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap.
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our agency MBS borrowings outstanding, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees, forward starting swaps and costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position, but does however include interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, our cost of funds measured as a percentage of our outstanding agency MBS borrowings is higher than if we allocated a portion of our swap hedge costs to our TBA dollar roll funded assets.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2015		2014		2015		2014
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Agency MBS borrowing interest expense	$55	0.44%	$55	0.44%	$112	0.43%	$120	0.45%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	26	0.21%	40	0.32%	55	0.21%	83	0.31%
Total interest expense	81	0.65%	95	0.76%	167	0.64%	203	0.76%
Other periodic interest costs of interest rate swaps, net	99	0.78%	87	0.69%	183	0.71%	170	0.64%
Total adjusted net interest expense and cost of funds	$180	1.43%	$182	1.45%	$350	1.35%	$373	1.40%
 _______________________

1.	Percent of our average agency MBS borrowing outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are our average agency MBS borrowings outstanding and interest rate swaps currently in effect ("current pay interest rate swaps") during the period as well as our cost of funds. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense for the three and six months ended June 30, 2015 and 2014 (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Periods Ended June 30, 2015 vs. June 30, 2014
		Due to Change in Average
	Decrease	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Agency MBS borrowings interest expense	$—	$—	$—
Periodic interest rate swap costs [1]	(2)	(4)	2
Total change in adjusted net interest expense	$(2)	$(4)	$2

Six months ended:
Agency MBS borrowings interest expense	$(8)	$(4)	$(4)
Periodic interest rate swap costs [1]	(15)	(18)	3
Total change in adjusted net interest expense	$(23)	$(22)	$(1)
_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The modest decline in our adjusted net interest expense was primarily a function of maintaining a smaller portfolio of current pay interest rate swaps during the three and six months ended June 30, 2015. The table below presents a summary of our average agency MBS outstanding and our average current pay interest rates swaps in effect for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Current Pay Interest Rate Swaps Outstanding to Agency MBS Borrowings [1]	2015	2014	2015	2014
Average agency MBS borrowings	$50,410	$50,448	$52,177	$53,976
Average notional amount of current pay interest rate swaps	$35,592	$36,636	$34,265	$36,917
Average ratio of current pay interest rate swaps to agency MBS borrowings	71%	73%	66%	68%

Weighted average pay rate on current pay interest rate swaps	1.67%	1.60%	1.65%	1.59%
Weighted average receive rate on current pay interest rate swaps	0.26%	0.21%	0.25%	0.21%
Weighted average net pay rate on current pay interest rate swaps	1.41%	1.39%	1.40%	1.38%
 _______________________

1.	Excludes forward starting swaps not in effect during the periods presented.
Our average interest rate swaps outstanding in the table above exclude our forward starting swaps not in effect during the periods presented. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest rate swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve.
Our average ratio of interest rate swaps outstanding, inclusive of forward starting swaps, to our average agency MBS borrowings and net TBA position (at cost) was 82% and 78% for the three and six months ended June 30, 2015, respectively, and 74% and 71% for the three and six months ended June 30, 2014, respectively.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of all Interest Rate Swaps Outstanding to Agency MBS Borrowings and Net TBA Position	2015	2014	2015	2014
Average agency MBS borrowings	$50,410	$50,448	$52,177	$53,976
Average net TBA portfolio - at cost	5,973	13,963	6,462	9,275
Total average agency MBS borrowings and net TBA position	$56,383	$64,411	$58,639	$63,251
Average notional amount of interest rate swaps (inclusive of forward starting swaps)	$46,025	$47,662	$45,953	$45,202
Average ratio of interest rate swaps to agency MBS borrowings and net TBA position	82%	74%	78%	71%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net interest income	$333	$290	$630	$581
Other periodic interest costs of interest rate swaps, net [1]	(99)	(87)	(183)	(170)
Dividend from REIT equity securities	2	6	4	16
TBA dollar roll income [1]	54	138	111	186
Adjusted net interest income	290	347	562	613
Operating expenses	36	36	72	70
Net spread and dollar roll income	254	311	490	543
Dividend on preferred stock	7	5	14	9
Net spread and dollar roll income available to common stockholders	247	306	476	534
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(37)	—	(18)	25
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$210	$306	$458	$559

Weighted average number of common shares outstanding - basic and diluted	352.1	352.8	352.5	353.8
Net spread and dollar roll income per common share - basic and diluted	$0.70	$0.87	$1.35	$1.51
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.60	$0.87	$1.30	$1.58
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income

Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three and six months ended June 30, 2015 decreased to $0.60 and $1.30 per common share, respectively, versus $0.87 and $1.58 per common share for the three and six months ended June 30, 2014, respectively. The decline was primarily due to lower average "at risk" leverage and lower TBA dollar roll income. The decline in dollar roll income was a function of a smaller average net TBA dollar roll position, as well as an increase in TBA implied financing rates. Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds), excluding catch-up premium amortization cost, was approximately 1.50% and 1.59% for the three and six months ended June 30, 2015, respectively, compared to 1.84% and 1.71% for the three and six months ended June 30, 2014, respectively. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.74% and 1.65% for the three and six months ended June 30, 2015, respectively, compared to 1.84% and 1.64% for the three and six months ended June 30, 2014, respectively.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Agency MBS sold, at cost	$(10,241)	$(7,166)	$(17,974)	$(16,877)
Proceeds from agency MBS sold [1]	10,219	7,188	17,988	16,880
Net (loss) gain on sale of agency MBS	$(22)	$22	$14	$3

Gross gain on sale of agency MBS	$22	$49	$79	$91
Gross loss on sale of agency MBS	(44)	(27)	(65)	(88)
Net (loss) gain on sale of agency MBS	$(22)	$22	$14	$3
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales primarily resulted from reducing leverage and portfolio repositioning.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Periodic interest costs of interest rate swaps, net [1]	$(99)	$(87)	$(183)	$(170)
Realized (loss) gain on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	54	138	111	186
TBA securities - mark-to-market net (loss) gain	(39)	181	250	214
Payer swaptions	3	(27)	(12)	(108)
Receiver swaptions	2	—	15	—
U.S. Treasury securities - long position	(83)	2	(47)	19
U.S. Treasury securities - short position	(18)	(79)	(65)	(90)
U.S. Treasury futures - short position	(3)	(17)	(14)	(22)
Interest rate swap termination fees	—	5	(162)	38
REIT equity securities	2	29	4	48
Other	1	(5)	1	(7)
Total realized (loss) gain on derivative instruments and other securities, net	(81)	227	81	278
Unrealized gain (loss) on derivative instruments and other securities, net: [2]
TBA securities - mark-to-market net (loss) gain	(125)	224	(237)	204
Interest rate swaps	533	(505)	33	(835)
Payer swaptions	10	(14)	8	(38)
Receiver swaptions	(15)	—	(11)	—
Interest and principal-only strips	(7)	15	4	27
U.S. Treasury securities - long position	(33)	6	(17)	61
U.S. Treasury securities - short position	36	(94)	1	(128)
U.S. Treasury futures - short position	18	(2)	9	(33)
Debt of consolidated VIEs	9	(9)	9	(12)
REIT equity securities	(8)	(5)	(8)	25
Other	(1)	—	(1)	—
Total unrealized gain (loss) on derivative instruments and other securities, net	417	(384)	(210)	(729)
Total gain (loss) on derivative instruments and other securities, net	$237	$(244)	$(312)	$(621)
_______________________

1.	Please refer to Interest Expense and Cost of Funds discussion above for additional information regarding other periodic interest costs of interest rate swaps, net.

2.	Unrealized gain (loss) from derivative instruments and other securities, net includes reversals of prior period amounts for settled, terminated or expired derivative instruments and other securities.
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $29 million and $30 million for the three months ended June 30, 2015 and 2014, respectively, and $59 million for both of the six months ended June 30, 2015 and 2014.
General and administrative expenses were $7 million and $6 million for the three months ended June 30, 2015 and 2014, respectively, and $13 million and $12 million for the six months ended June 30, 2015 and 2014, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense.
Our total annualized operating expense as a percentage of our average stockholders' equity was 1.59% and 1.55% for the three months ended June 30, 2015 and 2014, respectively, and 1.57% and 1.56% for the six months ended June 30, 2015 and 2014, respectively.

Dividends and Income Taxes
For the three months ended June 30, 2015 and 2014, we had estimated taxable income available to common stockholders of $115 million and $100 million (or $0.33 and $0.28 per common share), respectively, and for the six months ended June 30, 2015 and 2014, we had estimated taxable income available to common stockholders of $281 million and $267 million (or $0.80 and $0.75 per common share), respectively.
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
The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2015 and 2014 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Net income (loss)	$512	$32	$260	$(108)
Estimated book to tax differences:
Premium amortization, net	(55)	(5)	(29)	26
Realized (gain) loss, net	(39)	5	(152)	41
Net capital loss/(utilization of net capital loss carryforward)	121	(310)	6	(412)
Unrealized (gain) loss, net	(417)	384	210	729
Other	—	(1)	—	—
Total book to tax differences	(390)	73	35	384
Estimated REIT taxable income	122	105	295	276
Dividend on preferred stock	7	5	14	9
Estimated REIT taxable income available to common stockholders	$115	$100	$281	$267
Weighted average number of common shares outstanding - basic and diluted	352.1	352.8	352.5	353.8
Estimated REIT taxable income per common share - basic and diluted	$0.33	$0.28	$0.80	$0.75

Beginning cumulative non-deductible net capital loss	$648	$1,683	$763	$1,785
Net capital loss/(utilization of net capital loss carryforward)	121	(310)	6	(412)
Ending cumulative non-deductible net capital loss	$769	$1,373	$769	$1,373
Ending cumulative non-deductible net capital loss per ending common share	$2.20	$3.89	$2.20	$3.89
Our estimated taxable income for the three and six months ended June 30, 2015 excludes $121 million and $6 million, respectively, of estimated net capital losses. Our estimated taxable income for the three and six months ended June 30, 2014 excludes $310 million and $412 million, respectively, of estimated net capital gains applied against our net capital loss carryforward. As of June 30, 2015, we had $769 million (or $2.20 per common share) of remaining net capital loss carryforwards, which can be carried forward and applied against future net capital gains through fiscal year 2018.

The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during the six months ended June 30, 2015 and 2014:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
June 30, 2015	$0.50000	$0.484375	$0.62
March 31, 2015	0.50000	0.484375	0.66
Total	$1.00000	$0.968750	$1.28

June 30, 2014	$0.50000	$0.360590	$0.65
March 31, 2014	0.50000	—	0.65
Total	$1.00000	$0.360590	$1.30
The final tax characterization of our fiscal year 2015 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

Other Comprehensive (Loss) Income
The following table summarizes the components of our other comprehensive (loss) income for the three and six months ended June 30, 2015 and 2014 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2015	2014	2015	2014
Unrealized (loss) gain on available-for-sale securities, net:
Unrealized (loss) gain, net	$(894)	$812	$(467)	$1,315
Reversal of prior period unrealized loss (gain), net, upon realization	22	(22)	(14)	(3)
Unrealized (loss) gain on available-for-sale securities, net:	(872)	790	(481)	1,312
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	26	40	55	83
Total other comprehensive (loss) income	$(846)	$830	$(426)	$1,395

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
As of June 30, 2015, we had $45.2 billion of repurchase agreements outstanding used to fund acquisitions of agency securities and we had an additional $5.0 billion of repurchase agreements outstanding used to fund temporary holdings of U.S. Treasury securities, which we exclude from our leverage measurements due to the highly liquid and temporary nature of these investments. Inclusive of our net TBA position, our "at risk" leverage ratio was 6.1x as of June 30, 2015, compared to 6.9x as of December 31, 2014, measured as the sum of our agency MBS borrowings (primarily consisting of our agency MBS repurchase agreements), our net TBA position (at cost) and our net receivable / payable for unsettled agency securities divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Excluding our net TBA position, our leverage ratio was 5.3x our stockholders' equity as of June 30, 2015, unchanged from December 31, 2014.
As of June 30, 2015, our agency MBS repurchase agreements had a weighted average cost of funds of 0.45% and a weighted average remaining days-to-maturity of 177 days, compared 0.41% and 143 days, respectively, as of December 31, 2014.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2015, we had master repurchase agreements with 36 financial institutions located throughout North America, Europe and Asia. As of June 30, 2015, less than 5% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 12% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2015. For further details regarding our borrowings under repurchase agreements and other debt as of June 30, 2015, please refer to Note 5 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	June 30, 2015
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	18	67%
Asia	5	12%
Europe	13	21%
	36	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2015, haircuts on our pledged collateral remained stable and as of June 30, 2015, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of June 30, 2015, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.5 billion and unpledged securities of approximately $3.2 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
Excluding centrally cleared interest rate swaps, as of June 30, 2015, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts. (See Notes 3 and 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q). Inclusive of our net TBA position, as of June 30, 2015, our total "at risk" leverage was 6.1 times our stockholders' equity.

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2015, we had a net long TBA position with a market value and a total contract price of $7.1 billion and a total net carrying value of $(46) million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Quarterly Report on Form 10-Q.

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

The ability to borrow from the FHLB is subject to our subsidiary's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB.

FHLB advances collateralized by agency MBS typically require higher effective "haircuts" than those required under our current repurchase agreements due to the combination of slightly higher haircuts implemented by the FHLB of Des Moines and the requirement to acquire activity-based stock in the FHLB concurrent with such borrowings. The FHLBs also determine the fair value of the securities pledged as collateral and retain the right to adjust collateral haircuts during the term of secured borrowings. Furthermore, there is uncertainty regarding the continued membership eligibility of captive insurance subsidiaries to the FHLBs. Consequently, we do not currently anticipate FHLB advances to serve as a primary source of funding for our investment portfolio.

In September 2014, the Federal Housing Financing Authority ("FHFA") issued a Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). If enacted, the Proposed Rule, among other things, would immediately terminate the membership of captive insurance companies that became members of the FHLB system after publication of the Proposed Rule, which would include AGNC Captive. If AGNC Captive's membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that AGNC Captive purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, AGNC Captive could be required to immediately unwind any outstanding debt advances from the FHLB. It is unclear at this point whether the Proposed Rule will be enacted in its current form. The ultimate content of any rule enacted by FHFA with respect to captive insurance company membership in FHLBs, FHLB advance requirements or standards, or similar matters could have a material impact on AGNC Captive’s ability to procure funding through the FHLB, which could cause us to experience losses and could have a material adverse effect on our business to the extent of our reliance on FHLB advances.

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid agency MBS securities. We may sell our agency MBS securities through the TBA market by delivering securities into TBA contracts for the sale of agency securities, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency MBS securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency MBS securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of June 30, 2015, approximately 92% of our fixed rate agency MBS portfolio was eligible for TBA delivery.
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
Common Stock Repurchase Program
Our Board of Directors adopted a program that authorizes repurchases of our common stock through December 31, 2015, up to a specified amount. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases. During the three and six months ended June 30, 2015, we repurchased approximately 4.0 million shares of our common stock at an average repurchase price of $19.86 per share, including expenses, totaling $79 million. As of June 30, 2015, the total remaining amount authorized for repurchases of our common stock was $913 million.

Off-Balance Sheet Arrangements

As of June 30, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and swaptions. We also utilize TBA contracts as well as U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in mortgage derivatives, such as interest and principal-only securities, and other types of derivative instruments. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of June 30, 2015 and December 31, 2014 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of June 30, 2015
-100 Basis Points	-17.8%	+0.1%	+0.8%
-50 Basis Points	-6.1%	+0.3%	+2.3%
+50 Basis Points	+2.5%	-0.7%	-4.6%
+100 Basis Points	+4.8%	-1.5%	-10.5%

As of December 31, 2014
-100 Basis Points	-14.5%	-0.6%	-4.7%
-50 Basis Points	-3.3%	+0.1%	+0.5%
+50 Basis Points	+0.9%	-0.5%	-3.8%
+100 Basis Points	-0.4%	-1.2%	-9.6%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our current pay interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury securities. Also excludes costs associated with our TBA position and TBA dollar roll income/loss. Base case scenario assumes interest rates and forecasted CPR of 8% and 9% as of June 30, 2015 and December 31, 2014, respectively. As of June 30, 2015, rate shock scenarios assume a forecasted CPR of 11%, 9%, 8% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2014, rate shock scenarios assume a forecasted CPR of 14%, 11%, 8% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of June 30, 2015 and December 31, 2014 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.2 years and 5.3 years based on interest rates and MBS prices as of June 30, 2015 and December 31, 2014, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of June 30, 2015
-25 Basis Points	+1.4%	+9.7%
-10 Basis Points	+0.6%	+3.9%
+10 Basis Points	-0.6%	-3.9%
+25 Basis Points	-1.4%	-9.7%

As of December 31, 2014
-25 Basis Points	+1.3%	+9.8%
-10 Basis Points	+0.5%	+3.9%
+10 Basis Points	-0.5%	-3.9%
+25 Basis Points	-1.3%	-9.8%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency securities, U.S. Treasury securities and cash. As of June 30, 2015, we had unrestricted cash and cash equivalents of $1.5 billion and unpledged securities of approximately $3.2 billion, including securities pledged to us, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes. However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge, against repurchase agreements thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Counterparty Credit Risk

We are exposed to counterparty credit risk relating to potential losses that could be recognized in the event that the counterparties to our repurchase agreements, other debt and derivative contracts fail to perform their obligations under such agreements. The amount of assets we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such assets as well as the value of our derivative contracts. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our agreements and may have difficulty obtaining our assets pledged as collateral under such agreements. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. However, there is no guarantee our efforts to manage counterparty credit risk will be successful and we could suffer significant losses if unsuccessful.

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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2015 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
June 12 - 17, 2015	4.0	$19.86	4.0	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program described in Note 9 of our accompanying Consolidated Financial Statements in this Form 10-Q.

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	August 5, 2015