Form 10-Q
period 2015-09-30
American Capital Agency Corp
filed 2015-11-06
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2015
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2015 was 346,450,083.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2015	December 31, 2014
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $47,319 and $51,629, respectively)	$53,729	$55,482
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,088	1,266
U.S. Treasury securities, at fair value (including pledged securities of $767 and $2,375, respectively)	787	2,427
REIT equity securities, at fair value	34	68
Cash and cash equivalents	1,505	1,720
Restricted cash	1,413	713
Derivative assets, at fair value	143	408
Receivable for securities sold (including pledged securities of $147 and $79, respectively)	147	239
Receivable under reverse repurchase agreements	1,463	5,218
Other assets	300	225
Total assets	$60,609	$67,766
Liabilities:
Repurchase agreements	$41,014	$50,296
Federal Home Loan Bank advances	3,502	—
Debt of consolidated variable interest entities, at fair value	626	761
Payable for securities purchased	4,178	843
Derivative liabilities, at fair value	1,536	890
Dividends payable	76	85
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,309	5,363
Accounts payable and other accrued liabilities	52	100
Total liabilities	52,293	58,338
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600.0 shares authorized;
346.5 and 352.8 shares issued and outstanding, respectively	3	4
Additional paid-in capital	10,209	10,332
Retained deficit	(2,727)	(1,674)
Accumulated other comprehensive income	495	430
Total stockholders' equity	8,316	9,428
Total liabilities and stockholders' equity	$60,609	$67,766
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Interest income:
Interest income	$295	$357	$1,092	$1,141
Interest expense	77	88	244	291
Net interest income	218	269	848	850
Other gain (loss), net:
Gain (loss) on sale of agency securities, net	(39)	14	(25)	17
Loss on derivative instruments and other securities, net	(778)	(51)	(1,090)	(672)
Total other gain (loss), net	(817)	(37)	(1,115)	(655)
Expenses:
Management fees	29	30	88	89
General and administrative expenses	5	5	18	17
Total expenses	34	35	106	106
Net income (loss)	(633)	197	(373)	89
Dividend on preferred stock	7	7	21	16
Net income (loss) available (attributable) to common stockholders	$(640)	$190	$(394)	$73

Net income (loss)	$(633)	$197	$(373)	$89
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	467	(253)	(14)	1,059
Unrealized gain on derivative instruments, net	24	38	79	121
Other comprehensive income (loss)	491	(215)	65	1,180
Comprehensive income (loss)	(142)	(18)	(308)	1,269
Dividend on preferred stock	7	7	21	16
Comprehensive income (loss) available (attributable) to common stockholders	$(149)	$(25)	$(329)	$1,253

Weighted average number of common shares outstanding - basic and diluted	347.8	352.8	350.9	353.5
Net income (loss) per common share - basic and diluted	$(1.84)	$0.54	$(1.12)	$0.21
Dividends declared per common share	$0.60	$0.65	$1.88	$1.95
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2013	6.9	$167	356.2	$4	$10,406	$(497)	$(1,383)	$8,697
Net income	—	—	—	—	—	89	—	89
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,059	1,059
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	121	121
Issuance of preferred stock	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(16)	—	(16)
Common dividends declared	—	—	—	—	—	(688)	—	(688)
Balance, September 30, 2014	6.9	$336	352.8	$4	$10,332	$(1,112)	$(203)	$9,357

Balance, December 31, 2014	6.9	$336	352.8	$4	$10,332	$(1,674)	$430	$9,428
Net loss	—	—	—	—	—	(373)	—	(373)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(14)	(14)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	79	79
Repurchase of common stock	—	—	(6.3)	(1)	(123)	—	—	(124)
Preferred dividends declared	—	—	—	—	—	(21)	—	(21)
Common dividends declared	—	—	—	—	—	(659)	—	(659)
Balance, September 30, 2015	6.9	$336	346.5	$3	$10,209	$(2,727)	$495	$8,316

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2015	2014
Operating activities:
Net income (loss)	$(373)	$89
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of agency securities premiums and discounts, net	330	351
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	79	121
(Gain) loss on sale of agency securities, net	25	(17)
Loss on derivative instruments and other securities, net	1,090	672
(Increase) decrease in other assets	(73)	71
Increase (decrease) in accounts payable and other accrued liabilities	(8)	7
Net cash provided by operating activities	1,070	1,294
Investing activities:
Purchases of agency securities	(23,792)	(15,342)
Proceeds from sale of agency securities	22,615	25,404
Principal collections on agency securities	6,177	5,678
Purchases of U.S. Treasury securities	(46,774)	(28,889)
Proceeds from sale of U.S. Treasury securities	44,237	34,203
Net proceeds from (payments on) reverse repurchase agreements	3,755	(3,377)
Net proceeds from (payments on) other derivative instruments	(85)	282
Purchases of REIT equity securities	(11)	(204)
Proceeds from sale of REIT equity securities	35	386
Increase in restricted cash	(700)	(693)
Other investing cash flows, net	(28)	(244)
Net cash provided by investing activities	5,429	17,204
Financing activities:
Proceeds from repurchase arrangements	317,718	216,945
Repayments on repurchase agreements	(327,000)	(235,151)
Proceeds from Federal Home Loan Bank advances	5,437	—
Repayments on Federal Home Loan Bank advances	(1,935)	—
Repayments on debt of consolidated variable interest entities	(121)	(119)
Net proceeds from preferred stock issuance	—	169
Payments for common stock repurchases	(124)	(74)
Cash dividends paid	(689)	(703)
Net cash used in financing activities	(6,714)	(18,933)
Net change in cash and cash equivalents	(215)	(435)
Cash and cash equivalents at beginning of period	1,720	2,143
Cash and cash equivalents at end of period	$1,505	$1,708
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
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other assets reasonably related to agency securities and up to 10% of our assets in AAA non-agency and commercial mortgage-backed securities (collectively referred to as "AAA non-agency securities").
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

Note 3. Summary of Significant Accounting Policies
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may sell any of our securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency and AAA non-agency securities as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) ("OCI"), a separate component of stockholders' equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
Interest-only securities and inverse interest-only securities (collectively referred to as "interest-only securities") represent our right to receive a specified proportion of the contractual interest cash flows of specific agency CMO securities. Principal-only securities represent our right to receive the contractual principal cash flows of specific agency CMO securities. Interest and principal-only securities are measured at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our investments in interest and principal-only securities are included in agency securities, at fair value on the accompanying consolidated balance sheets.
REIT equity securities represent investments in the common stock of other publicly traded mortgage REITs that invest predominantly in agency MBS. We designate our investments in REIT equity securities as trading securities and report them at fair value on the accompanying consolidated balance sheets.
We estimate the fair value of our agency and AAA non-agency securities based on valuations obtained from third-party pricing services and non-binding dealer quotes derived from common market pricing methods using observable (or "Level 2") inputs. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We estimate the fair value of our REIT equity securities based on a market approach using quoted market prices (or "Level 1" inputs). Refer to Note 8 for further discussion of fair value measurements.
We evaluate our investment securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
The liquidity of the agency and AAA non-agency securities market allows us to obtain competitive bids and execute on a sale transaction typically within one to two days of making the decision to sell a security and, therefore, we generally do not make decisions to sell specific securities until shortly prior to initiating a sell order. In some instances, we may sell specific agency securities by delivering such securities into existing short to-be-announced ("TBA") contracts. TBA market conventions require the identification of the specific agency securities to be delivered no later than 48 hours prior to settlement. If we settle a short TBA contract through the delivery of securities, we will generally identify the specific securities to be delivered within one to two days of the 48-hour deadline.
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
We estimate long-term prepayment speeds of our agency and AAA non-agency securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service. As market conditions may change rapidly, we may make adjustments for different securities based on our Manager's judgment. Various market participants could use materially different assumptions.
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

Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate risk, prepayment risk and extension risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities in the "to-be-announced" market ("TBA securities"), U.S. Treasury securities and U.S. Treasury futures contracts. We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivative instruments, such as interest and principal-only securities.
We may also enter into TBA contracts as a means of investing in and financing agency securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to agency securities (thereby reducing our "at risk" leverage). Pursuant to TBA contracts, we agree to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a "dollar roll." The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income/loss." Consequently, forward purchases of agency securities and dollar roll transactions represent a form of "off-balance sheet" financing.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with borrowings made under our repurchase agreements and Federal Home Loan Bank advance facility. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 20 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our funding agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market, with swap agreements entered into subsequent to May 2013 subject to central clearing through a registered commodities exchange ("centrally cleared swaps").

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
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring or disposing of agency securities and we may utilize TBA dollar roll transactions to finance agency MBS purchases.
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

Note 4. Investment Securities
As of September 30, 2015 and December 31, 2014, our investment portfolio consisted of $54.8 billion and $56.7 billion of agency MBS, respectively, and a $7.4 billion and $14.8 billion net long TBA position, at fair value, respectively.
Our TBA position is reported at its net carrying value of $120 million and $192 million as of September 30, 2015 and December 31, 2014, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Note 6 for further details of our net TBA position as of September 30, 2015 and December 31, 2014.)
As of September 30, 2015 and December 31, 2014, the net unamortized premium balance on our agency MBS was $2.3 billion and $2.5 billion, respectively, including interest and principal-only strips.
The following tables summarize our investments in agency MBS as of September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$52,354	$653	$(145)	$52,862
Adjustable rate	535	16	—	551
CMO	1,010	31	—	1,041
Interest-only and principal-only strips	317	48	(2)	363
Total agency MBS	$54,216	$748	$(147)	$54,817

	December 31, 2014
Agency MBS	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Fixed rate	$53,945	$715	$(187)	$54,473
Adjustable rate	659	19	—	678
CMO	1,172	24	(1)	1,195
Interest-only and principal-only strips	372	33	(3)	402
Total agency MBS	$56,148	$791	$(191)	$56,748

	September 30, 2015
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$39,898	$11,230	$559	$51,687
Unamortized discount	(33)	(4)	—	(37)
Unamortized premium	1,718	523	8	2,249
Amortized cost	41,583	11,749	567	53,899
Gross unrealized gains	555	139	6	700
Gross unrealized losses	(99)	(46)	—	(145)
Total available-for-sale agency MBS, at fair value	42,039	11,842	573	54,454
Agency MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	297	20	—	317
Gross unrealized gains	43	5	—	48
Gross unrealized losses	(1)	(1)	—	(2)
Total agency MBS remeasured at fair value through earnings	339	24	—	363
Total agency MBS, at fair value	$42,378	$11,866	$573	$54,817
Weighted average coupon as of September 30, 2015 [2]	3.60%	3.67%	3.05%	3.61%
Weighted average yield as of September 30, 2015 [3]	2.76%	2.77%	2.66%	2.76%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only agency MBS strips was $1.0 billion and the weighted average contractual interest we are entitled to receive was 5.42% of this amount as of September 30, 2015. The par value of our principal-only agency MBS strips was $216 million as of September 30, 2015.

2.
The weighted average coupon includes the interest cash flows from our interest-only agency MBS strips taken together with the interest cash flows from our fixed rate, adjustable-rate and CMO agency MBS as a percentage of the par value of our agency MBS (excluding the UPB of our interest-only securities) as of September 30, 2015.

3.	Incorporates a weighted average future constant prepayment rate assumption of 9% based on forward rates as of September 30, 2015.

	December 31, 2014
Agency MBS	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale agency MBS:
Agency MBS, par	$42,749	$10,566	$107	$53,422
Unamortized discount	(37)	(5)	—	(42)
Unamortized premium	1,880	514	2	2,396
Amortized cost	44,592	11,075	109	55,776
Gross unrealized gains	610	145	3	758
Gross unrealized losses	(127)	(61)	—	(188)
Total available-for-sale agency MBS, at fair value	45,075	11,159	112	56,346
Agency MBS measured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	348	24	—	372
Gross unrealized gains	30	3	—	33
Gross unrealized losses	(2)	(1)	—	(3)
Total agency MBS measured at fair value through earnings	376	26	—	402
Total agency MBS, at fair value	$45,451	$11,185	$112	$56,748
Weighted average coupon as of December 31, 2014 [2]	3.63%	3.70%	3.52%	3.65%
Weighted average yield as of December 31, 2014 [3]	2.75%	2.73%	1.87%	2.74%
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

The actual maturities of our agency MBS are generally shorter than the stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of September 30, 2015 and December 31, 2014, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate agency MBS portfolio was 9%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our agency MBS classified as available-for-sale as of September 30, 2015 and December 31, 2014 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2015				December 31, 2014
Estimated Weighted Average Life of Agency MBS Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$322	$316	3.67%	2.12%	$289	$280	4.08%	2.62%
> 3 years and ≤ 5 years	19,210	18,870	3.28%	2.40%	22,153	21,820	3.26%	2.40%
> 5 years and ≤10 years	34,856	34,648	3.65%	2.91%	33,271	33,055	3.73%	2.92%
> 10 years	66	65	3.78%	3.37%	633	621	3.28%	3.15%
Total	$54,454	$53,899	3.52%	2.72%	$56,346	$55,776	3.54%	2.72%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only strips was 5.9 and 6.0 years as of September 30, 2015 and December 31, 2014, respectively. The weighted average life of our principal-only strips was 7.8 and 8.1 years as of September 30, 2015 and December 31, 2014, respectively.

Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI, a separate component of stockholders' equity. Refer to Note 9 for a summary of changes in accumulated OCI for our available-for-sale securities for the three and nine months ended September 30, 2015 and 2014.

The following table presents the gross unrealized loss and fair values of our available-for-sale securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2015 and December 31, 2014 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2015	$6,059	$(30)	$7,298	$(115)	$13,357	$(145)
December 31, 2014	$778	$(2)	$11,679	$(186)	$12,457	$(188)

We did not recognize any OTTI charges on our investment securities for the nine months ended September 30, 2015 and 2014. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our agency securities were not due to credit losses given the GSE guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our agency securities upon selecting specific securities to sell.

Gains and Losses
The following table is a summary of our net gain (loss) from the sale of agency securities classified as available-for-sale for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Agency Securities Classified as Available-for-Sale	2015	2014	2015	2014
Agency MBS sold, at cost	$(4,575)	$(8,763)	$(22,548)	$(25,640)
Proceeds from agency MBS sold [1]	4,536	8,777	22,523	25,657
Net gain (loss) on sale of agency MBS	$(39)	$14	$(25)	$17

Gross gain on sale of agency MBS	$2	$41	$81	$132
Gross loss on sale of agency MBS	(41)	(27)	(106)	(115)
Net gain (loss) on sale of agency MBS	$(39)	$14	$(25)	$17
  ________________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.
For the three and nine months ended September 30, 2015, we recognized a net unrealized gain of $10 million and $14 million, respectively, and for the three and nine months ended September 30, 2014 we recognized a net unrealized gain of $4 million and $31 million, respectively, for the change in value of investments in interest and principal-only strips in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of September 30, 2015 and December 31, 2014, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.1 billion and $1.3 billion as of September 30, 2015 and December 31, 2014, respectively, and debt, at fair value, of $626 million and $761 million, respectively, in our accompanying consolidated balance sheets. As of September 30, 2015 and December 31, 2014, the agency securities had an aggregate unpaid principal balance of $1.0 billion and $1.2 billion, respectively, and the debt had an aggregate unpaid principal balance of $621 million and $742 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2015, we recorded a gain of $7 million and $16 million, respectively, associated with our consolidated debt. For the three and nine months ended September 30, 2014, we recognized a net gain of $6 million and a net loss of $6 million, respectively, associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of September 30, 2015 and December 31, 2014, the fair value of our CMO securities and interest and principal-only securities was $1.4 billion and $1.6 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.9 billion and $2.1 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $267 million and $274 million as of September 30, 2015 and December 31, 2014, respectively.

Note 5. Repurchase Agreements and Other Debt
We pledge certain of our securities as collateral under our repurchase and other agreements with financial institutions and secured borrowing facility with the Federal Home Loan Bank ("FHLB") of Des Moines. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as

"margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2015, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
Repurchase Agreements
As of September 30, 2015 and December 31, 2014, we had $41.0 billion and $50.3 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities > 90 days have floating interest rates based on an index plus or minus a fixed spread. As of September 30, 2015 and December 31, 2014, $40.6 billion and $48.4 billion, respectively, of our repurchase agreements were used to fund purchases of agency securities ("agency repo"), with an average borrowing rate of 0.52% and 0.41%, respectively, and a weighted average remaining term to maturity of 201 and 143 days, respectively. The remainder, or $460 million and $1.9 billion, of our repurchase agreements as of September 30, 2015 and December 31, 2014, respectively, were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015			December 31, 2014
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$17,335	0.45%	14	$14,157	0.37%	15
> 1 to ≤ 3 months	10,209	0.52%	59	20,223	0.38%	61
> 3 to ≤ 6 months	5,167	0.54%	135	6,654	0.42%	120
> 6 to ≤ 9 months	1,963	0.59%	208	1,575	0.50%	225
> 9 to ≤ 12 months	500	0.64%	292	2,678	0.54%	313
> 12 to ≤ 24 months	1,078	0.61%	634	600	0.57%	551
> 24 to ≤ 36 months	1,252	0.66%	812	952	0.60%	999
> 36 to ≤ 48 months	1,350	0.75%	1,254	650	0.64%	1,266
> 48 to < 60 months	1,700	0.73%	1,560	900	0.68%	1,542
Total agency repo	40,554	0.52%	201	48,389	0.41%	143
U.S. Treasury repo:
1 day	208	0.38%	1	1,907	0.09%	1
> 1 day to ≤ 1 month	252	0.30%	9	—	—%	—
Total U.S. Treasury repo	460	0.34%	5	1,907	0.09%	1
Total	$41,014	0.52%	199	$50,296	0.40%	138
Federal Home Loan Bank Advances
In April 2015, our wholly-owned subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was accepted for membership in the Federal Home Loan Bank of Des Moines. As a member of the FHLB, OGI has access to a variety of products and services offered by the FHLB, including secured advances. The ability to borrow from the FHLB is subject to OGI's continued creditworthiness, pledging of sufficient eligible collateral to secure advances and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, which may be revised from time to time by the FHLB.
As of September 30, 2015, OGI had $3.5 billion of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.27% and a weighted average remaining term to maturity of 3.5 years, consisting of 30 day advances and longer-term floating rate advances with a one month cancellation feature:

	September 30, 2015
Remaining Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity
≤ 1 month	$753	0.27%	6
> 9 to ≤ 12 months	245	0.35%	322
> 36 to ≤ 48 months	411	0.26%	1,419
> 48 to < 60 months	2,093	0.26%	1,813
Total FHLB advances	$3,502	0.27%	1,274
Debt of Consolidated Variable Interest Entities
As of September 30, 2015 and December 31, 2014, debt of consolidated VIEs, at fair value, was $626 million and $761 million, respectively, and had a weighted average interest rate of LIBOR plus 40 and 43 basis points, respectively, and a principal balance of $621 million and $742 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of September 30, 2015 and December 31, 2014 was 4.6 and 5.8 years, respectively.
TBA Dollar Roll Financing Transactions
As of September 30, 2015 and December 31, 2014, we had outstanding forward commitments to purchase and sell agency securities through the TBA market at a cost of $7.3 billion and $14.6 billion, respectively (see Notes 3 and 6). These transactions, also referred to as "TBA dollar roll transactions," represent a form of "off-balance sheet" financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our total "at risk" leverage. We account for such transactions as one or more series of derivative transactions and report our outstanding TBA commitments at their net carrying value of $120 million and $192 million as of September 30, 2015 and December 31, 2014, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets.

Note 6. Derivative and Other Hedging Instruments
In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. We typically enter into agreements for interest rate swaps and interest rate swaptions and purchase or short TBA and U.S. Treasury securities. We may also purchase or write put or call options on TBA securities or invest in mortgage and other types of derivative instruments, such as interest and principal-only securities. Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in our net book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 3.
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three and nine months ended September 30, 2015, we reclassified $24 million and $79 million, respectively, and for the three and nine months ended September 30, 2014, we reclassified, $38 million and $121 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio was $131 million and $369 million for the three and nine months ended September 30, 2015, respectively, and $120 million and $373 million for the three and nine months ended September 30, 2014, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in our accompanying consolidated statements of comprehensive income in gain (loss) on derivative instruments and other securities, net (totaling $107 million and $290 million for the three and nine months ended September 30, 2015, respectively, and $82 million and $252 million for the three and nine months ended September 30, 2014, respectively). As of September 30, 2015, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $61 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 0.8 years. As of September 30, 2015, the net deferred loss expected to be reclassified from OCI into interest expense over the next twelve months was $58 million.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of September 30, 2015 and December 31, 2014 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2015	December 31, 2014
Interest rate swaps	Derivative assets, at fair value	$—	$136
Swaptions	Derivative assets, at fair value	21	75
TBA securities	Derivative assets, at fair value	122	197
Total derivative assets, at fair value		$143	$408

Interest rate swaps	Derivative liabilities, at fair value	$(1,523)	$(880)
TBA securities	Derivative liabilities, at fair value	(2)	(5)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(9)	(5)
Other	Derivative liabilities, at fair value	(2)	—
Total derivative liabilities, at fair value		$(1,536)	$(890)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$787	$2,427
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(1,309)	(5,363)
Total - U.S. Treasury securities, net at fair value		$(522)	$(2,936)

The following tables summarize our interest rate swap agreements outstanding as of September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$16,725	1.21%	0.29%	$(133)	1.6
> 3 to ≤ 5 years	9,450	1.93%	0.32%	(277)	4.1
> 5 to ≤ 7 years	8,425	2.43%	0.32%	(373)	6.2
> 7 to ≤ 10 years	9,050	2.67%	0.31%	(588)	8.2
> 10 years	1,525	3.21%	0.32%	(152)	13.9
Total Payer Interest Rate Swaps	$45,175	1.95%	0.30%	$(1,523)	4.7
   ________________________

1.	Notional amount includes forward starting swaps of $7.8 billion with an average forward start date of 0.6 years and an average maturity of 6.3 years from September 30, 2015.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.72% as of September 30, 2015.

3.	Average receive rate excludes forward starting swaps.

	December 31, 2014
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$12,300	1.33%	0.21%	$(87)	2.0
> 3 to ≤ 5 years	8,975	1.63%	0.24%	(4)	4.2
> 5 to ≤ 7 years	7,250	2.47%	0.23%	(139)	6.1
> 7 to ≤ 10 years	10,775	2.48%	0.24%	(223)	8.3
> 10 years	4,400	3.19%	0.23%	(291)	12.6
Total Payer Interest Rate Swaps	$43,700	2.05%	0.23%	$(744)	5.8
   ________________________

1.	Notional amount includes forward starting swaps of $12.4 billion with an average forward start date of 1.1 years and an average maturity of 7.9 years from December 31, 2014.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.68% as of December 31, 2014.

3.	Average receive rate excludes forward starting swaps.
The following table summarizes our interest rate payer swaption agreements outstanding as of September 30, 2015 and December 31, 2014 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
September 30, 2015
≤ 1 year	$95	$21	5	$3,650	3.35%	3M	8.2

December 31, 2014
≤ 1 year	$113	$36	6	$5,600	3.15%	3M	6.4
> 1 to ≤ 2 years	32	10	16	1,200	3.87%	3M	5.1
Total Payer Swaptions	$145	$46	8	$6,800	3.28%	3M	6.2
The following table summarizes our interest rate receiver swaption agreements outstanding as of December 31, 2014 (dollars in millions). We had no interest rate receiver swaptions outstanding as of September 30, 2015.

Receiver Swaptions	Option			Underlying Receiver Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Receive Rate	Average Pay Rate (LIBOR)	Average Term (Years)
December 31, 2014
≤ 1 year	$18	$29	5	$4,250	1.78%	3M	6.4
The following table summarizes our U.S. Treasury securities as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015			December 31, 2014
Maturity	Face Amount Net Long / (Short)	Cost Basis	Market Value	Face Amount Net Long / (Short)	Cost Basis	Market Value
5 years	$597	$604	$605	$(4,674)	$(4,650)	$(4,645)
7 years	(90)	(89)	(88)	(717)	(717)	(718)
10 years	(1,033)	(1,028)	(1,039)	2,410	2,422	2,427
Total U.S. Treasury securities, net	$(526)	$(513)	$(522)	$(2,981)	$(2,945)	$(2,936)

The following tables summarize our TBA securities as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015				December 31, 2014
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$(409)	$(414)	$(417)	$(3)	$962	$968	$980	$12
3.0%	143	148	149	1	2,779	2,889	2,888	(1)
3.5%	4	4	4	—	(468)	(495)	(494)	1
4.0%	—	—	—	—	(13)	(14)	(14)	—
Total 15-Year TBAs	(262)	(262)	(264)	(2)	3,260	3,348	3,360	12
30-Year TBA securities:
3.0%	3,441	3,424	3,480	56	5,254	5,259	5,313	54
3.5%	1,873	1,900	1,954	54	7,902	8,151	8,232	81
4.0%	2,076	2,203	2,215	12	(1,853)	(2,019)	(1,974)	45
4.5%	—	—	—	—	(151)	(163)	(163)	—
Total 30-Year TBAs	7,390	7,527	7,649	122	11,152	11,228	11,408	180
Total net TBA securities	$7,128	$7,265	$7,385	$120	$14,412	$14,576	$14,768	$192

	September 30, 2015				December 31, 2014
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$6,572	$6,698	$6,807	$109	$15,127	$15,316	$15,509	$193
Freddie Mac	256	255	264	9	(715)	(740)	(741)	(1)
Ginnie Mae	300	312	314	2	—	—	—	—
TBA securities, net	$7,128	$7,265	$7,385	$120	$14,412	$14,576	$14,768	$192
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30, 2015
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) June 30, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$6,941	33,403	(33,216)	$7,128	$213
Interest rate swaps	$(44,925)	(1,450)	1,200	$(45,175)	(966)
Payer swaptions	$(5,450)	—	1,800	$(3,650)	(23)
U.S. Treasury securities - short position	$(2,250)	(4,335)	5,284	$(1,301)	(25)
U.S. Treasury securities - long position	$5,192	4,704	(9,121)	$775	29
U.S. Treasury futures contracts - short position	$(730)	(730)	730	$(730)	(23)
					$(795)
  ________________________________

1.
Excludes a net gain of $7 million from debt of consolidated VIEs and a net gain of $10 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended September 30, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) June 30, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$17,811	44,438	(44,990)	$17,259	$33
Interest rate swaps	$(47,900)	(3,625)	11,300	$(40,225)	(26)
Payer swaptions	$(7,650)	(1,500)	3,000	$(6,150)	(14)
Receiver swaptions	$1,750	750	—	$2,500	—
U.S. Treasury securities - short position	$(5,988)	(5,974)	7,263	$(4,699)	(44)
U.S. Treasury securities - long position	$1,250	5,028	(5,055)	$1,223	(8)
U.S. Treasury futures contracts - short position	$(730)	(730)	730	$(730)	—
TBA put option	$(100)	—	100	$—	—
					$(59)
  ______________________

1.
Excludes a net loss of $2 million from investments in REIT equity securities, a net gain of $6 million from debt of consolidated VIEs and a net gain of $4 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2015
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$14,412	97,270	(104,554)	$7,128	$337
Interest rate swaps	$(43,700)	(4,950)	3,475	$(45,175)	(1,278)
Payer swaptions	$(6,800)	(500)	3,650	$(3,650)	(27)
Receiver swaptions	$4,250	—	(4,250)	$—	4
U.S. Treasury securities - short position	$(5,392)	(10,732)	14,823	$(1,301)	(89)
U.S. Treasury securities - long position	$2,411	31,915	(33,551)	$775	(35)
U.S. Treasury futures contracts - short position	$(730)	(2,190)	2,190	$(730)	(28)
					$(1,116)
  ________________________________

1.
Excludes a net gain of $16 million from debt of consolidated VIEs, a net gain of $14 million from interest and principal-only securities and other miscellaneous net losses of $4 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$2,119	134,760	(119,620)	$17,259	$637
Interest rate swaps	$(43,250)	(12,325)	15,350	$(40,225)	(993)
Payer swaptions	$(14,250)	(3,750)	11,850	$(6,150)	(160)
Receiver swaptions	$—	2,500	—	$2,500	—
U.S. Treasury securities - short position	$(2,007)	(21,830)	19,138	$(4,699)	(262)
U.S. Treasury securities - long position	$3,927	9,963	(12,667)	$1,223	72
U.S. Treasury futures contracts - short position	$(1,730)	(2,190)	3,190	$(730)	(55)
TBA put option	$—	(150)	150	$—	—
					$(761)
  ______________________

1.
Excludes a net gain of $71 million from investments in REIT equity securities, a net loss of $6 million from debt of consolidated VIEs, a net gain of $31 million from interest and principal-only securities and other miscellaneous net losses of $7 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 7. Pledged Assets
Our funding agreements require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our derivative contracts similarly require us to fully collateralize our obligations under such agreements, which will vary over time based on similar factors as well as our counterparties' determination of the value of the derivative contract. We are typically required to post initial collateral upon execution of derivative transactions, such as interest rate swap agreements and TBA contracts. If we breach our collateral requirements, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis. Additionally, the FHLB of Des Moines may adjust the haircut on our outstanding FHLB advances at any time prior to maturity. As a condition of our membership in the FHLB of Des Moines, we are also obligated to purchase membership and activity-based stock in the FHLB based upon the aggregate amount of advances obtained from the FHLB.
Consequently, our funding agreements and derivative contracts expose us to credit risk relating to potential losses that could be recognized in the event that our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses and U.S. government agencies and we monitor our positions with individual counterparties. In the event of a default by a counterparty we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of September 30, 2015, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of September 30, 2015, our maximum amount at risk with any counterparty related to our repurchase agreements was 6% of our stockholders' equity and our amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity. The following table summarizes certain characteristics of our repurchase agreements outstanding with counterparties representing amounts at risk greater than or equal to 5% of our stockholders' equity as of September 30, 2015 (dollars in millions). As of December 31, 2014, the maximum amount at risk with any counterparty related to our repurchase agreements was less than 5% of our stockholders' equity.

	September 30, 2015
	Amount Outstanding	Net Counterparty Exposure [1]	Percent of Equity	Weighted Average Days to Maturity
J.P. Morgan Securities, LLC	$4,585	$496	6%	1,076
_______________________

1.
Represents the net carrying value of the securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest. Payables due to broker counterparties for unsettled securities purchases are not included in the amounts presented above. As of September 30, 2015, we did not have any such payables.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$46,798	$1,088	$247	$531	$48,664
U.S. Treasury securities - fair value	462	—	452	—	914
Accrued interest on pledged securities	130	3	2	2	137
Restricted cash	26	—	1,356	31	1,413
Total	$47,416	$1,091	$2,057	$564	$51,128
______________________
1. Includes $256 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.

	December 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$51,037	$1,266	$69	$702	$53,074
U.S. Treasury securities - fair value	1,904	—	550	—	2,454
Accrued interest on pledged securities	147	4	2	—	153
Restricted cash	6	—	698	9	713
Total	$53,094	$1,270	$1,319	$711	$56,394
______________________
1. Includes $179 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.
As of September 30, 2015, we held $140 million of membership and activity-based stock in the FHLB of Des Moines. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets. FHLB stock can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2015 and December 31, 2014 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	September 30, 2015			December 31, 2014
Agency Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
Agency MBS:[1]
≤ 30 days	$18,800	$18,548	$51	$14,659	$14,509	$41
> 30 and ≤ 60 days	5,626	5,582	16	10,906	10,784	30
> 60 and ≤ 90 days	4,820	4,774	13	10,205	10,109	28
> 90 days	17,552	17,375	49	15,267	15,096	43
Total agency MBS	46,798	46,279	129	51,037	50,498	142
U.S. Treasury securities:
1 day	209	207	—	1,904	1,899	5
> 1 day ≤ 30 days	253	253	1	—	—	—
Total U.S. Treasury securities	462	460	1	1,904	1,899	5
Total	$47,260	$46,739	$130	$52,941	$52,397	$147
______________________
1. Includes $256 million and $179 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements, as of September 30, 2015 and December 31, 2014, respectively.
As of September 30, 2015 and December 31, 2014, none of our borrowings backed by agency MBS were due on demand or mature overnight.
The table above excludes agency securities transferred to our consolidated VIEs. Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Notes 4 and 5 for additional information regarding our consolidated VIEs.
Assets Pledged from Counterparties
As of September 30, 2015 and December 31, 2014, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2015			December 31, 2014
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$—	$—	$—	$43	$43
U.S. Treasury securities - fair value	1,309	—	1,309	5,363	47	5,410
Cash	—	—	—	—	28	28
Total	$1,309	$—	$1,309	$5,363	$118	$5,481
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

The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2015 and December 31, 2014 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2015
Interest rate swap and swaption agreements, at fair value [1]	$21	$—	$21	$(21)	$—	$—
Receivable under reverse repurchase agreements	1,463	—	1,463	(1,459)	(4)	—
Total	$1,484	$—	$1,484	$(1,480)	$(4)	$—

December 31, 2014
Interest rate swap and swaption agreements, at fair value [1]	$211	$—	$211	$(94)	$(83)	$34
Receivable under reverse repurchase agreements	5,218	—	5,218	(4,690)	(528)	—
Total	$5,429	$—	$5,429	$(4,784)	$(611)	$34

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2015
Interest rate swap agreements, at fair value [1]	$1,523	$—	$1,523	$(21)	$(1,502)	$—
Repurchase agreements and FHLB advances	44,516	—	44,516	(1,459)	(43,057)	—
Total	$46,039	$—	$46,039	$(1,480)	$(44,559)	$—

December 31, 2014
Interest rate swap agreements, at fair value [1]	$880	$—	$880	$(94)	$(782)	$4
Repurchase agreements	50,296	—	50,296	(4,690)	(45,606)	—
Total	$51,176	$—	$51,176	$(4,784)	$(46,388)	$4
_______________________

1.
Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 6 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.

2.
Includes cash and securities pledged / received as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

Note 8. Fair Value Measurements

We determine the fair value of our investment securities and debt of consolidated VIEs based upon fair value estimates obtained from multiple third party pricing services and dealers.  In determining fair value, third party pricing sources use various valuation approaches, including market and income approaches.  Factors used by third party sources in estimating the fair value of an instrument may include observable inputs such as coupons, primary and secondary mortgage rates, pricing information, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument.  Third party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and foreclosures, especially when estimating fair values for securities with lower levels of recent trading activity. We make inquiries of third party pricing sources to understand the significant inputs and assumptions they used to determine their prices. For further information regarding valuation of our derivative instruments, please refer to the discussion of derivative and other hedging instruments in Note 3.

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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three and nine months ended September 30, 2015. The three levels of hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2015 and December 31, 2014 (in millions):

	September 30, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$53,729	$—	$—	$55,482	$—
Agency securities transferred to consolidated VIEs	—	1,088	—	—	1,266	—
U.S. Treasury securities	787	—	—	2,427	—	—
Interest rate swaps	—	—	—	—	136	—
Swaptions	—	21	—	—	75	—
REIT equity securities	34	—	—	68	—	—
TBA securities	—	122	—	—	197	—
Total	$821	$54,960	$—	$2,495	$57,156	$—
Liabilities:
Debt of consolidated VIEs	$—	$626	$—	$—	$761	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,309	—	—	5,363	—	—
Interest rate swaps	—	1,523	—	—	880	—
TBA securities	—	2	—	—	5	—
U.S. Treasury futures	9	—	—	5	—	—
Other	—	2	—	—	—	—
Total	$1,318	$2,153	$—	$5,368	$1,646	$—
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
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash, receivables, payables and borrowings under repurchase agreements and FHLB advances, which are presented in our consolidated financial statements at cost. The cost basis of these instruments is determined to approximate fair value due to their short duration or, in the case of longer-term repo and FHLB advances, due to floating rates of interest based on an index plus or minus a fixed spread which is consistent with fixed spreads demanded in the market. We estimate the fair value of these instruments using "Level 2" inputs.

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of September 30, 2015, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
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

Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2015, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
Common Stock Repurchase Program
Our Board of Directors adopted a program that authorizes repurchases of our common stock up to a specified amount. In October 2015, our Board of Directors extended its authorization through December 31, 2016. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three and nine months ended September 30, 2015, we repurchased approximately 2.4 million and 6.3 million shares, respectively, of our common stock at an average repurchase price of $19.08 and $19.57 per share, respectively, including expenses, totaling $45 million and $124 million, respectively. During the nine months ended September 30, 2014, we repurchased approximately 3.4 million shares of our common stock at an average repurchase price of $22.10 per share, including expenses, totaling $74 million. We did not repurchase any shares of our common stock during the three months ended September 30, 2014. As of September 30, 2015, the total remaining amount authorized for repurchases of our common stock was $868 million.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2015 and 2014 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Three Months Ended September 30, 2015
Balance as of June 30, 2015	$89	$(85)	$4
OCI before reclassifications	428	—	428
Amounts reclassified from accumulated OCI	39	24	63
Balance as of September 30, 2015	$556	$(61)	$495

Three Months Ended September 30, 2014
Balance as of June 30, 2014	$225	$(213)	$12
OCI before reclassifications	(239)	—	(239)
Amounts reclassified from accumulated OCI	(14)	38	24
Balance as of September 30, 2014	$(28)	$(175)	$(203)

Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$570	$(140)	$430
OCI before reclassifications	(39)	—	(39)
Amounts reclassified from accumulated OCI	25	79	104
Balance as of September 30, 2015	$556	$(61)	$495

Nine Months Ended September 30, 2014
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	1,076	—	1,076
Amounts reclassified from accumulated OCI	(17)	121	104
Balance as of September 30, 2014	$(28)	$(175)	$(203)
The following table summarizes reclassifications out of accumulated OCI for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2015	2014	2015	2014
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$39	$(14)	$25	$(17)	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	24	38	79	121	Interest expense
Total reclassifications	$63	$24	$104	$104

Note 10. Subsequent Events

On October 13, 2015, our Board of Directors declared a monthly dividend of $0.20 per common share, which will be paid on November 9, 2015, to common stockholders of record as of October 30, 2015.

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
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other assets reasonably related to agency securities and up to 10% of our assets in AAA non-agency and commercial mortgage-backed securities (collectively referred to as "AAA non-agency securities").
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
Our Investment Strategy
 Our investment strategy is designed to:

•
manage an investment portfolio consisting primarily of agency securities with up to 10% of our portfolio consisting of AAA non-agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency and AAA non-agency securities market;

•	manage financing, interest rate, prepayment and extension risks;

•	preserve our net book value;

•	provide regular quarterly distributions to our stockholders;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
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

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities in the "to-be-announced" market on a generic pool basis ("TBA securities") and U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivative instruments, such as interest and principal-only securities.
Our hedging instruments are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"), which is the risk of an increase of the market spread between the yield on our investment securities and the benchmark yield on U.S. Treasury securities and interest rate swap rates. The inherent spread risk associated with our agency securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve ("Fed"), liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our agency securities and our net book value could decline.

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
Trends and Recent Market Impacts
The first three quarters of 2015 were challenging for the entire fixed income market as global economic weakness, particularly in Europe and China, created uncertainty for the U.S. economic and interest rate outlook. This uncertainty fueled interest rate volatility and wider spreads between most fixed income securities and benchmark interest rates, including agency MBS. Against this backdrop, we prioritized risk management, operating with lower leverage and a smaller net duration gap (the difference between the estimated interest rate sensitivity of our assets and our liabilities and hedges), thereby preserving our ability to take advantage of potential future opportunities that we believe could enhance our longer-term earnings potential.
First Quarter Highlights
During the first quarter, U.S. interest rates declined, consistent with the general decline in interest rates across the globe. The yield on the 10-year U.S. Treasury note fell 24 basis points ("bps") to end the first quarter at 1.93%. Despite the modest aggregate decline in interest rates, intra-quarter swings were extreme by historical standards. The yield on the 10-year U.S. Treasury note fell 50 bps in January, increased 60 bps in February and early March, and ended the quarter with another 30 bps decline.
Prior to the first quarter of 2015, we made several changes to the composition of our asset and hedge portfolios that were intended to mitigate the negative impact of interest rate volatility. In particular, we reduced our exposure to higher coupon, generic agency MBS, reduced leverage and increased our hedges, shortening our net duration gap to less than one year. In the first quarter, we further reduced our “at risk” leverage to 6.4x as of March 31, 2015, compared to 6.9x as of December 31, 2014. Our asset composition, inclusive of our net TBA position, was largely unchanged over the quarter with ≤ 15-year fixed rate securities representing 37% and 30-year fixed rate securities representing 58% of our investment portfolio as of March 31, 2015. Our hedge ratio (defined as the ratio of our interest rate swaps, swaptions and net U.S. Treasury position outstanding to our repurchase agreements, Federal Home Loan Bank advances, other debt and net TBA position outstanding) increased to 78% as of March 31, 2015 from 76% as of December 31, 2014, modestly reducing our net duration gap. Together, these actions muted the month-to-month fluctuations in our net book value and limited our aggregate net book value change to a loss of $(0.21) per common share or -0.8% for the first quarter, despite the considerable intra-quarter moves in interest rates. As a result, economic return for the first quarter was 1.7%, based upon $0.66 in dividends per common share and the $(0.21) decline in our net book value per common share.
Second Quarter Highlights
During the second quarter, interest rates reversed course, more than reversing the decline in the first quarter, with the yield curve steepening appreciably during the quarter. The 10-year U.S. Treasury note ended the quarter at 2.33%, 40 bps higher than March 31, 2015 and 16 bps higher than December 31, 2014. The spread between 2- and 10-year U.S. Treasury rates increased 32 bps to 169 bps as of June 30, 2015. Despite the yield curve steepening, option adjusted spreads (“OAS”), or the spread between agency MBS and other benchmark interest rates adjusted for the cost of the embedded prepayment optionality inherent in agency MBS, widened significantly during the second quarter.
Our "at risk" leverage declined during the second quarter to 6.1x and our hedge ratio increased to 84% as of June 30, 2015, while our net duration gap extended to approximately one year, largely as a result of higher interest rates and a steeper yield curve. Following moderate portfolio rebalancing actions taken during the quarter, inclusive of our net TBA position, ≤ 15-year fixed rate securities decreased to 34% and 30-year fixed rate securities increased to 61% of our investment portfolio as of June 30, 2015.
Although we entered the second quarter with a very conservative portfolio composition and our lowest “at risk” leverage level since 2008, the combination of higher interest rates, a steeper yield curve and wider mortgage spreads led to a decline in our net book value of $(1.53) per common share to $24.00 per common share as of June 30, 2015 from $25.53 per common share as of March 31, 2015. Our economic return for the second quarter was a loss of -3.6%, based on $0.62 in dividends per common share and the decline in our net book value per common share.
Third Quarter Highlights
During the third quarter, interest rates declined and the yield curve flattened moderately. The yield on the 10-year U.S. Treasury note fell 27 bps to 2.06%, while the yield on the 2-year U.S. Treasury remained unchanged during the quarter. More importantly, the spreads on most fixed income instruments, such as corporate, high yield and emerging market debt, widened relative to Treasury and swap benchmark rates. The spread on agency MBS relative to our interest rate swap hedges also widened materially during the quarter, driving a $(1.00) per common share decline in our net book value to $23.00 per common share as of September 30, 2015. Including $0.60 in dividends per common share, economic return for the quarter was a loss of -1.7%.
Given the cumulative spread widening during the second and third quarters, we chose to increase our “at risk” leverage to 6.8x as of September 30, 2015, with the majority of our asset purchases concentrated in 30 year MBS, as we continued to reduce our position in shorter duration, lower yielding ≤ 15 year MBS. Inclusive of our net TBA position, ≤ 15-year fixed rate securities declined to 29% and 30-year fixed rate securities increased to 66% of our investment portfolio as of September 30, 2015. Our net duration gap decreased to less than half a year during the quarter, with an increase in our hedge ratio to 96% of our funding liabilities as of September, 30, 2015 and the significant decline in swap rates and corresponding reduction in our asset duration.
Net spread and dollar roll income during the third quarter (a non-GAAP measure further defined below) decreased to $0.41 per common share for the third quarter, compared to $0.70 and $0.65 per common share for the second and first quarters, respectively. Excluding “catch-up” premium amortization due to changes in forecasted prepayment rates, net spread and dollar roll income decreased to $0.51 per common share for the third quarter from $0.60 and $0.70 per common share for the second and first quarters, respectively. The sequential quarterly decline was due to the combination of lower leverage and higher funding costs, with the latter consisting of higher repo costs, a higher percentage of interest rate swaps outstanding relative to our agency borrowings and weaker funding levels in the dollar roll market.
As we look forward, if spreads on agency MBS continue to widen or if interest rate volatility returns to more normal levels, we would expect to opportunistically reposition our portfolio toward more normal risk levels, which would likely mean increasing leverage and/or increasing our net duration gap, potentially improving our expected return on equity.
For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.
Share Repurchases
During the second and third quarters, we repurchased approximately 4.0 million and 2.4 million shares of our common stock, respectively, at an average price of $19.86 and $19.08, respectively, per common share, including expenses, totaling $79 million and $45 million, respectively. Our decision to repurchase shares of our common stock is based on a variety of factors, including our price to net book value ratio, an assessment of the overall MBS landscape, our views on interest rates and our overall expectations about the drivers and sustainability of share price weakness among other factors. Since commencing a stock repurchase program in the fourth quarter of 2012, we have repurchased 52.7 million shares of our outstanding common stock for total consideration of approximately $1.1 billion, including expenses. As of September 30, 2015, we had $0.9 billion available under our current Board of Director authorization for repurchases of our common stock. In October 2015, our Board of Directors extended its authorization through December 31, 2016.
Modification to Investment Guidelines
In October 2015, our Board of Directors approved limited investments of up to 10% of our assets in AAA non-agency and commercial mortgage-backed securities. We believe this modification to our investment guidelines offers incremental return potential with limited credit exposure, while ensuring that our investment portfolio remains highly liquid.

Market Information
The following table summarizes interest rates and prices of generic fixed rate agency mortgage-backed securities as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2014	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Sept. 30, 2015 vs. June 30, 2015		Sept. 30, 2015 vs Dec. 31, 2014
LIBOR:
1-Month	0.16%	0.17%	0.18%	0.19%	0.19%	—	bps	+0.02	bps
3-Month	0.24%	0.26%	0.27%	0.28%	0.33%	+0.05	bps	+0.07	bps
6-Month	0.33%	0.36%	0.40%	0.44%	0.53%	+0.09	bps	+0.17	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.58%	0.67%	0.56%	0.64%	0.64%	—	bps	-0.03	bps
3-Year U.S. Treasury	1.06%	1.08%	0.88%	0.99%	0.92%	-0.07	bps	-0.16	bps
5-Year U.S. Treasury	1.78%	1.65%	1.37%	1.63%	1.37%	-0.26	bps	-0.28	bps
10-Year U.S. Treasury	2.51%	2.17%	1.93%	2.33%	2.06%	-0.27	bps	-0.11	bps
30-Year U.S. Treasury	3.21%	2.75%	2.54%	3.10%	2.88%	-0.22	bps	+0.13	bps
Interest Rate Swap Rate:
2-Year Swap	0.83%	0.89%	0.81%	0.89%	0.76%	-0.13	bps	-0.13	bps
3-Year Swap	1.31%	1.29%	1.11%	1.24%	0.99%	-0.25	bps	-0.30	bps
5-Year Swap	1.95%	1.77%	1.53%	1.77%	1.40%	-0.37	bps	-0.37	bps
10-Year Swap	2.65%	2.29%	2.03%	2.44%	2.01%	-0.43	bps	-0.28	bps
30-Year Swap	3.20%	2.70%	2.39%	2.92%	2.53%	-0.39	bps	-0.17	bps
30-Year Fixed Rate MBS Price:
3.0%	$98.59	$101.22	$102.25	$99.58	$101.34	+$1.76		+$0.12
3.5%	$102.23	$104.28	$105.05	$103.02	$104.31	+$1.29		+$0.03
4.0%	$105.41	$106.75	$106.92	$105.91	$106.67	+$0.76		-$0.08
4.5%	$107.91	$108.56	$109.08	$108.09	$108.41	+$0.32		-$0.15
15-Year Fixed Rate MBS Price:
2.5%	$100.55	$101.81	$102.71	$101.17	$101.94	+$0.77		+$0.13
3.0%	$102.98	$103.91	$104.83	$103.57	$104.11	+$0.54		+$0.20
3.5%	$105.11	$105.61	$106.09	$105.44	$105.61	+$0.17		$—
4.0%	$105.69	$106.06	$105.59	$105.06	$104.77	-$0.29		-$1.29
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes recent prepayment trends for our portfolio:

Annualized Monthly Constant Prepayment Rates [1]	Dec. 2014	Jan. 2015	Feb. 2015	Mar. 2015	Apr. 2015	May 2015	Jun. 2015	Jul. 2015	Aug. 2015	Sep. 2015
AGNC portfolio	8%	9%	8%	9%	12%	11%	12%	13%	13%	11%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of September 30, 2015 and December 31, 2014, our investment portfolio consisted of $54.8 billion and $56.7 billion of agency MBS, respectively, and a $7.4 billion and $14.8 billion net long TBA position, at fair value, respectively (dollars in millions).

	September 30, 2015				December 31, 2014
Agency MBS and Net TBA Securities	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate:
≤ 15-year
≤ 15-year agency MBS	$18,128	$18,437	3.24%	29%	$22,694	$23,021	3.20%	32%
15-year net (short) long TBA securities	(263)	(264)	2.21%	—%	3,348	3,360	2.78%	5%
Total ≤ 15-year	17,865	18,173	3.25%	29%	26,042	26,381	3.15%	37%
20-year	1,102	1,142	3.48%	2%	1,232	1,272	3.49%	2%
30-year
30-year agency MBS	33,124	33,283	3.69%	54%	30,019	30,180	3.82%	42%
30-year net long TBA securities	7,527	7,650	3.41%	12%	11,228	11,408	3.17%	16%
Total 30-year	40,651	40,933	3.63%	66%	41,247	41,588	3.63%	58%
Total fixed rate	59,618	60,248	3.52%	97%	68,521	69,241	3.45%	97%

Adjustable rate	535	551	3.08%	1%	659	678	3.29%	1%

CMO:
CMO	1,010	1,041	3.39%	2%	1,172	1,195	3.37%	2%
Interest-only strips	145	179	5.42%	—%	179	203	5.46%	—%
Principal-only strips	172	184	—%	—%	193	199	—%	—%
Total CMO	1,327	1,404	3.99%	2%	1,544	1,597	4.02%	2%

Total	$61,480	$62,203	3.53%	100%	$70,724	$71,516	3.47%	100%
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of September 30, 2015 and December 31, 2014, our TBA position had a net carrying value of $120 million and $192 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The following tables summarize certain characteristics of our agency MBS fixed rate portfolio, inclusive of our net TBA position as of September 30, 2015 and December 31, 2014 (dollars in millions):

	September 30, 2015
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,336	$4,421	$4,451	49%	101.9%	2.97%	2.02%	35	9%
3.0%	4,362	4,499	4,558	73%	103.1%	3.50%	2.19%	40	10%
3.5%	4,553	4,716	4,837	90%	103.6%	3.95%	2.53%	49	11%
4.0%	3,650	3,809	3,902	89%	104.4%	4.40%	2.70%	58	12%
4.5%	395	414	419	98%	104.8%	4.87%	3.03%	61	13%
≥ 5.0%	5	6	6	28%	103.8%	6.53%	4.54%	94	14%
Total ≤ 15-year	17,301	17,865	18,173	76%	103.2%	3.70%	2.36%	45	10%
20-year
≤ 3.0%	295	293	306	28%	99.3%	3.55%	3.11%	28	8%
3.5%	625	639	661	64%	102.2%	4.05%	3.04%	30	10%
4.0%	69	72	74	49%	104.4%	4.53%	2.96%	49	12%
4.5%	88	94	97	99%	106.7%	4.89%	3.02%	58	11%
≥ 5.0%	4	4	4	—%	106.0%	5.91%	3.35%	88	19%
Total 20-year:	1,081	1,102	1,142	56%	101.9%	4.03%	3.05%	34	10%
30-year:
≤ 3.0%	6,901	6,908	6,999	2%	100.7%	3.57%	2.90%	25	6%
3.5%	17,119	17,869	17,916	49%	104.7%	4.07%	2.84%	24	7%
4.0%	12,981	13,828	13,908	51%	106.6%	4.53%	2.95%	28	9%
4.5%	1,594	1,699	1,751	89%	106.6%	4.96%	3.37%	52	10%
5.0%	157	166	173	65%	106.2%	5.45%	3.72%	89	12%
≥ 5.5%	165	181	185	38%	109.2%	6.21%	3.39%	106	17%
Total 30-year	38,917	40,651	40,932	44%	105.1%	4.24%	2.92%	28	8%
Total fixed rate	$57,299	$59,618	$60,247	54%	104.3%	4.05%	2.73%	34	9%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,000 and $97,000 for 15-year and 30-year securities, respectively, as of September 30, 2015.

2.
HARP securities are defined as pools backed by100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 110% and 124% for 15-year and 30-year securities, respectively, as of September 30, 2015. Includes $1.0 billion and $3.6 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of September 30, 2015.

	December 31, 2014
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$7,828	$7,972	$7,993	30%	102.0%	2.96%	2.03%	26	8%
3.0%	7,635	7,897	7,950	48%	103.1%	3.50%	2.25%	31	9%
3.5%	4,726	4,889	5,017	99%	103.6%	3.95%	2.56%	41	10%
4.0%	4,569	4,776	4,906	89%	104.5%	4.40%	2.72%	49	12%
4.5%	478	501	508	97%	105.0%	4.87%	3.06%	52	12%
≥ 5.0%	6	7	7	26%	104.2%	6.46%	4.44%	84	14%
Total ≤ 15-year	25,242	26,042	26,381	61%	103.2%	3.65%	2.37%	36	10%
20-year
≤ 3.0%	324	322	334	28%	99.3%	3.55%	3.11%	19	7%
3.5%	698	713	736	63%	102.2%	4.05%	3.05%	22	10%
4.0%	80	84	86	47%	104.5%	4.53%	2.98%	40	11%
4.5%	101	108	111	99%	106.8%	4.89%	3.05%	49	11%
≥ 5.0%	5	5	5	—%	106.0%	5.91%	3.34%	79	20%
Total 20-year:	1,208	1,232	1,272	55%	102.0%	4.03%	3.06%	25	9%
30-year:
≤ 3.0%	6,887	6,875	6,969	2%	98.9%	3.58%	3.14%	19	6%
3.5%	17,970	18,748	18,765	49%	105.2%	3.98%	2.78%	27	7%
4.0%	12,644	13,398	13,551	61%	106.4%	4.43%	3.00%	20	9%
4.5%	1,699	1,807	1,868	96%	106.5%	4.96%	3.41%	43	10%
5.0%	183	194	203	65%	106.2%	5.45%	3.74%	80	12%
≥ 5.5%	207	225	232	36%	108.9%	6.23%	3.40%	96	18%
Total 30-year	39,590	41,247	41,588	47%	105.6%	4.28%	2.96%	25	8%
Total fixed rate	$66,040	$68,521	$69,241	53%	104.5%	4.01%	2.72%	29	9%
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
As of September 30, 2015 and December 31, 2014, the combined weighted average yield of our agency MBS portfolio, inclusive of interest and principal-only strips, was 2.76% and 2.74%, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans ("ARMs") have coupons linked to various indices. As of September 30, 2015 and December 31, 2014, our ARM securities had a weighted average next reset date of 47 months and 51 months, respectively.

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

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2015 and December 31, 2014 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2015 and 2014 (in millions, except per share amounts):

($ in millions, except per share amounts)
Balance Sheet Data	September 30, 2015	December 31, 2014
	(unaudited)
Investment portfolio, at fair value	$54,817	$56,748
Total assets	$60,609	$67,766
Repurchase agreements, Federal Home Loan Bank advances and other debt	$45,142	$51,057
Total liabilities	$52,293	$58,338
Total stockholders' equity	$8,316	$9,428
Net asset value per common share as of period end [1]	$23.00	$25.74

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (unaudited)	2015	2014	2015	2014
Interest income	$295	$357	$1,092	$1,141
Interest expense [2]	77	88	244	291
Net interest income	218	269	848	850
Other gain (loss), net [2]	(817)	(37)	(1,115)	(655)
Expenses	34	35	106	106
Net income (loss)	(633)	197	(373)	89
Dividend on preferred stock	7	7	21	16
Net income (loss) available (attributable) to common stockholders	$(640)	$190	$(394)	$73

Net income (loss)	$(633)	$197	$(373)	$89
Other comprehensive income (loss) [2]	491	(215)	65	1,180
Comprehensive income (loss)	(142)	(18)	(308)	1,269
Dividend on preferred stock	7	7	21	16
Comprehensive income (loss) available (attributable) to common stockholders	$(149)	$(25)	$(329)	$1,253

Weighted average number of common shares outstanding - basic and diluted	347.8	352.8	350.9	353.5
Net income (loss) per common share - basic and diluted	$(1.84)	$0.54	$(1.12)	$0.21
Comprehensive income (loss) per common share - basic and diluted	$(0.43)	$(0.07)	$(0.94)	$3.54
Dividends declared per common share	$0.60	$0.65	$1.88	$1.95

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (unaudited)	2015	2014	2015	2014
Average agency securities - at par	$46,610	$50,498	$52,381	$54,955
Average agency securities - at cost	$48,711	$52,767	$54,682	$57,469
Average net TBA portfolio - at cost	$9,434	$15,680	$7,464	$11,433
Average total assets - at fair value	$54,353	$64,061	$61,439	$68,438
Average agency borrowings outstanding [3]	$43,308	$46,694	$49,188	$51,516
Average stockholders' equity [4]	$8,603	$9,455	$9,037	$9,256
Average coupon - agency securities [5]	3.62%	3.63%	3.62%	3.62%
Average asset yield - agency securities [6]	2.42%	2.71%	2.66%	2.65%
Average cost of funds [7]	(1.70)%	(1.44)%	(1.45)%	(1.41)%
Average net interest rate spread	0.72%	1.27%	1.21%	1.24%
Average net interest rate spread, including estimated TBA dollar roll income [8]	1.14%	1.90%	1.48%	1.73%
Average coupon - agency securities (as of period end)	3.61%	3.65%	3.61%	3.65%
Average asset yield - agency securities (as of period end)	2.76%	2.78%	2.76%	2.78%
Average cost of funds (as of period end) [9]	(1.64)%	(1.42)%	(1.64)%	(1.42)%
Average net interest rate spread (as of period end)	1.12%	1.36%	1.12%	1.36%
Net comprehensive income (loss) return on average common equity - annualized [10]	(7.1)%	(1.1)%	(5.1)%	18.6%
Economic return (loss) on common equity - annualized [11]	(6.6)%	(1.1)%	(4.4)%	19.9%
Average leverage [12]	5.1:1	5.0:1	5.5:1	5.7:1
Average "at risk" leverage, inclusive of the net TBA position [13]	6.2:1	6.7:1	6.3:1	7.0:1
Leverage (as of period end) [14]	5.9:1	4.8:1	5.9:1	4.8:1
"At risk" leverage, inclusive of net TBA position (as of period end) [15]	6.8:1	6.7:1	6.8:1	6.7:1
Expenses % of average total assets - annualized	0.25%	0.22%	0.23%	0.21%
Expenses % of average assets, including average net TBA position - annualized	0.21%	0.17%	0.21%	0.18%
Expenses % of average stockholders' equity - annualized	1.57%	1.47%	1.57%	1.53%

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

3.	Agency borrowings include agency repo, FHLB advances and debt of consolidated VIEs. Excludes U.S. Treasury repo agreements.

4.	Average stockholders' equity calculated as our average month-end stockholders' equity during the period.

5.	Average coupon for the period was calculated by dividing our total coupon (or cash) interest income on agency securities by our average agency securities held at par.

6.
Average asset yield for the period was calculated by dividing our total cash interest income on agency securities, adjusted for amortization of premiums and discounts, by our average amortized cost of agency securities held.

7.
Average cost of funds includes agency borrowings and interest rate swaps currently in effect, but excludes interest rate swap termination fees, forward starting swaps and costs associated with other supplemental hedges such as interest rate swaptions and short U.S. Treasury or TBA positions. Average cost of funds for the period was calculated by dividing our total cost of funds by our average agency borrowings outstanding for the period.

8.
TBA dollar roll income / (loss) is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

9.
Average cost of funds as of period end includes agency borrowings outstanding, plus the impact of interest rate swaps in effect as of each period end and forward starting swaps becoming effective, net of swaps expiring, within three months of each period end, but excludes costs associated with other supplemental hedges such as swaptions, U.S. Treasuries and TBA positions.

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

12.
Average leverage during the period was calculated by dividing our daily weighted average agency borrowings outstanding for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

13.
Average "at risk" leverage, inclusive of net TBA portfolio, during the period includes the components of "average leverage" plus our daily weighted average net TBA dollar position (at cost) during the period.

14.
Leverage at period end is calculated by dividing the sum of our agency borrowings outstanding and our receivable / payable for unsettled agency securities by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

15.	"At risk" leverage at period end, inclusive of net TBA position, includes the components of "leverage (as of period end)" plus our net TBA dollar roll position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$423	3.62%	$458	3.63%	$1,422	3.62%	$1,493	3.62%
Premium amortization	(128)	(1.20)%	(101)	(0.92)%	(330)	(0.96)%	(352)	(0.97)%
Interest income	$295	2.42%	$357	2.71%	$1,092	2.66%	$1,141	2.65%
Actual portfolio CPR	12%		10%		11%		9%
Projected life CPR as of period end	9%		8%		9%		8%
Average 30-year fixed rate mortgage rate as of period end [1]	3.85%		4.19%		3.85%		4.19%
10-year U.S. Treasury rate as of period end	2.06%		2.49%		2.06%		2.49%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average agency MBS portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the increase in interest income for the three and nine months ended September 30, 2015 and 2014 (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Periods Ended September 30, 2015 vs. September 30, 2014
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended	$(62)	$(27)	$(35)
Nine months ended	$(49)	$(55)	$6

Our average agency portfolio decreased in par value over the prior year period by 8% and 5% for the three and nine months ended September 30, 2015, respectively, reflective of lower "at risk" leverage, partially offset by a shift from TBA dollar roll funded assets to agency repo funded assets. Our reported interest income does not include our TBA dollar roll income, which we report in gain/loss on derivative instruments and other securities, net in our accompanying consolidated financial statements in this Form 10-Q.
The primary factor impacting our average asset yield was fluctuations in "catch-up" premium amortization adjustments recognized due to changes in our projected life CPR forecasts. We recognized "catch-up" premium amortization cost of $33 million and $15 million for the three and nine months ended September 30, 2015, respectively, compared to "catch-up" premium amortization cost of $3 million and $28 million for the three and nine months ended September 30, 2014, respectively. Excluding "catch-up" premium amortization adjustments, our average asset yield was 2.69% and 2.70% for the three and nine months ended September 30, 2015, respectively, versus 2.73% and 2.71% for the three and nine months ended September 30, 2014, respectively.

Leverage
Our leverage was 5.9x our stockholders' equity as of September 30, 2015, compared to 5.3x and 4.8x as of December 31, 2014 and September 30, 2014, respectively, measured as the sum of our agency repurchase agreements ("agency repo"), Federal Home Loan Bank ("FHLB") advances and debt of consolidated VIEs (collectively referred to as "agency borrowings") and our net receivable / payable for unsettled agency securities divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") due to the temporary and highly liquid nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 6.8x our stockholders' equity as of September 30, 2015, compared to 6.9x and 6.7x as of December 31, 2014 and September 30, 2014, respectively. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repo and other debt leverage calculations as measured from our consolidated balance sheets; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet funding liabilities. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our average and quarter-end agency borrowings, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Agency Borrowings [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2015	$43,308	$46,049	$44,683	$9,434	$7,265	5.1:1	6.2:1	5.9:1	6.8:1
June 30, 2015	$50,410	$55,097	$45,860	$5,973	$7,104	5.6:1	6.2:1	5.3:1	6.1:1
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	5.8:1	6.5:1	5.8:1	6.4:1
December 31, 2014	$45,554	$49,170	$49,150	$18,492	$14,576	4.9:1	6.9:1	5.3:1	6.9:1
September 30, 2014	$46,694	$50,989	$44,368	$15,680	$17,769	5.0:1	6.7:1	4.8:1	6.7:1
June 30, 2014	$50,448	$52,945	$48,362	$13,963	$18,184	5.6:1	7.1:1	5.0:1	6.9:1
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	6.7:1	7.2:1	5.9:1	7.6:1
_______________________

1.	Includes agency repo, FHLB advances and debt of consolidated VIEs. Excludes U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average leverage during the period was calculated by dividing the sum of our daily weighted average agency borrowings outstanding by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

4.	Average "at risk" leverage during the period includes the components of "average leverage during the period," plus our daily weighted average net TBA position (at cost) during the period.

5.
Leverage as of period end was calculated by dividing the sum of the amount of agency borrowings outstanding and net payables and receivables for unsettled agency securities by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

6.	"At risk" leverage as of period end includes the components of "leverage as of period end," plus the cost basis (or contract price) of our net TBA position.

Interest Expense and Cost of Funds

Our interest expense is comprised of interest expense on our agency borrowings and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Our agency borrowings primarily consist of agency repo agreements and FHLB advances. Upon our election to discontinue hedge accounting under GAAP as of September 30, 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap.
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our agency borrowings outstanding, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees, forward starting swaps and costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position, but does however include interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, our cost of funds measured as a percentage of our outstanding agency borrowings is higher than if we allocated a portion of our swap hedge costs to our TBA dollar roll funded assets.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2015		2014		2015		2014
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Agency borrowing interest expense	$53	0.49%	$50	0.41%	$165	0.45%	$170	0.44%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	24	0.22%	38	0.33%	79	0.21%	121	0.31%
Total interest expense	77	0.71%	88	0.74%	244	0.66%	291	0.75%
Other periodic interest costs of interest rate swaps, net	107	0.99%	82	0.70%	290	0.79%	252	0.66%
Total adjusted net interest expense and cost of funds	$184	1.70%	$170	1.44%	$534	1.45%	$543	1.41%
 _______________________

1.	Percent of our average agency borrowings outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are our average agency borrowings outstanding and interest rate swaps currently in effect ("current pay interest rate swaps") during the period as well as the average interest rate on our borrowings and the weighted average pay and receive rates on our interest rates swaps. The year over year increase in our cost of funds was largely due to higher swap costs as a function of increasing our ratio of interest rate swaps to our average agency borrowings outstanding. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense for the three and nine months ended September 30, 2015 and 2014 (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Periods Ended September 30, 2015 vs. September 30, 2014
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Agency borrowings interest expense	$3	$(4)	$7
Periodic interest rate swap costs [1]	11	16	(5)
Total change in adjusted net interest expense	$14	$12	$2

Nine months ended:
Agency borrowings interest expense	$(6)	$(8)	$2
Periodic interest rate swap costs [1]	(4)	(3)	(1)
Total change in adjusted net interest expense	$(10)	$(11)	$1
_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The table below presents a summary of our average agency borrowings outstanding and our average interest rates swaps in effect for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps Outstanding to Agency Borrowings [1]	2015	2014	2015	2014
Average agency borrowings	$43,308	$46,694	$49,188	$51,516
Average notional amount of current pay interest rate swaps	$36,615	$32,211	$35,057	$35,331
Average ratio of current pay interest rate swaps to agency borrowings	85%	69%	71%	69%

Weighted average pay rate on current pay interest rate swaps	1.72%	1.69%	1.67%	1.62%
Weighted average receive rate on current pay interest rate swaps	0.30%	0.21%	0.26%	0.21%
Weighted average net pay rate on current pay interest rate swaps	1.42%	1.48%	1.41%	1.41%
 _______________________

1.	Excludes forward starting swaps not in effect during the periods presented.
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
Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average agency borrowings and net TBA position (at cost) was 87% and 81% for the three and nine months ended September 30, 2015, respectively, and 54% and 57% for the three and nine months ended September 30, 2014, respectively.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of all Interest Rate Swaps Outstanding to Agency Borrowings and Net TBA Position	2015	2014	2015	2014
Average agency borrowings	$43,308	$46,694	$49,188	$51,516
Average net TBA portfolio - at cost	9,434	15,680	7,464	11,433
Total average agency borrowings and net TBA position	$52,742	$62,374	$56,652	$62,949
Average notional amount of interest rate swaps (inclusive of forward starting swaps)	$45,686	$33,428	$45,863	$35,945
Average ratio of interest rate swaps to agency borrowings and net TBA position	87%	54%	81%	57%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net interest income	$218	$269	$848	$850
Other periodic interest costs of interest rate swaps, net [1]	(107)	(82)	(290)	(252)
Dividend from REIT equity securities [1]	1	2	5	18
TBA dollar roll income [1]	73	152	184	338
Adjusted net interest income	185	341	747	954
Operating expenses	34	35	106	106
Net spread and dollar roll income	151	306	641	848
Dividend on preferred stock	7	7	21	16
Net spread and dollar roll income available to common stockholders	144	299	620	832
Estimated "catch-up" premium amortization cost due to change in CPR forecast	33	3	15	28
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$177	$302	$635	$860

Weighted average number of common shares outstanding - basic and diluted	347.8	352.8	350.9	353.5
Net spread and dollar roll income per common share - basic and diluted	$0.41	$0.85	$1.77	$2.35
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.51	$0.86	$1.81	$2.43
_______________________

1.	Reported in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three and nine months ended September 30, 2015 decreased to $0.51 and $1.81 per common share, respectively, versus $0.86 and $2.43 per common share for the three and nine months ended September 30, 2014, respectively, due to lower "at risk" leverage, a decline in TBA dollar roll income and a higher cost of funds. The decline in dollar roll income was a function of a smaller average net TBA dollar roll position, as well as an increase in implied TBA financing rates.
Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds), excluding catch-up premium amortization cost, was approximately 1.37% and 1.52% for the three and nine months ended September 30, 2015, respectively, compared to 1.89% and 1.83% for the three and nine months ended September 30, 2014, respectively. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.14% and 1.48% for the three and nine months ended September 30, 2015, respectively, compared to 1.90% and 1.73% for the three and nine months ended September 30, 2014, respectively.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Agency MBS sold, at cost	$(4,575)	$(8,763)	$(22,548)	$(25,640)
Proceeds from agency MBS sold [1]	4,536	8,777	22,523	25,657
Net gain (loss) on sale of agency MBS	$(39)	$14	$(25)	$17

Gross gain on sale of agency MBS	$2	$41	$81	$132
Gross loss on sale of agency MBS	(41)	(27)	(106)	(115)
Net gain (loss) on sale of agency MBS	$(39)	$14	$(25)	$17
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales primarily resulted from leverage adjustments and portfolio repositioning.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Periodic interest costs of interest rate swaps, net	$(107)	$(82)	$(290)	$(252)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	73	152	184	338
TBA securities - mark-to-market net gain (loss)	(26)	102	224	316
Payer swaptions	(40)	(53)	(52)	(161)
Receiver swaptions	—	—	15	—
U.S. Treasury securities - long position	12	(3)	(35)	16
U.S. Treasury securities - short position	(5)	(102)	(70)	(192)
U.S. Treasury futures - short position	(10)	(3)	(24)	(25)
Interest rate swap termination fees	(2)	(67)	(164)	(29)
REIT equity securities	—	20	4	68
Other	(1)	(3)	—	(10)
Total realized gain (loss) on derivative instruments and other securities, net	1	43	82	321
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net (loss) gain	166	(221)	(71)	(17)
Interest rate swaps	(857)	123	(824)	(712)
Payer swaptions	17	39	25	1
Receiver swaptions	—	—	(11)	—
Interest and principal-only strips	10	4	14	31
U.S. Treasury securities - long position	17	(5)	—	56
U.S. Treasury securities - short position	(20)	58	(19)	(70)
U.S. Treasury futures - short position	(13)	3	(4)	(30)
Debt of consolidated VIEs	7	6	16	(6)
REIT equity securities	—	(22)	(8)	3
Other	1	3	—	3
Total unrealized gain (loss) on derivative instruments and other securities, net	(672)	(12)	(882)	(741)
Total gain (loss) on derivative instruments and other securities, net	$(778)	$(51)	$(1,090)	$(672)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $29 million and $30 million for the three months ended September 30, 2015 and 2014, respectively, and $88 million and $89 million for the nine months ended September 30, 2015 and 2014, respectively.
General and administrative expenses were $5 million for each of the three months ended September 30, 2015 and 2014 and $18 million and $17 million for the nine months ended September 30, 2015 and 2014, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense.

Our total annualized operating expense as a percentage of our average stockholders' equity was 1.57% and 1.47% for the three months ended September 30, 2015 and 2014, respectively, and 1.57% and 1.53% for the nine months ended September 30, 2015 and 2014, respectively.

Dividends and Income Taxes
For the three months ended September 30, 2015 and 2014, we had estimated taxable income available to common stockholders of $59 million and $85 million (or $0.17 and $0.24 per common share), respectively, and for the nine months ended September 30, 2015 and 2014, we had estimated taxable income available to common stockholders of $340 million and $352 million (or $0.97 and $1.00 per common share), respectively.
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
The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2015 and 2014 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Net income (loss)	$(633)	$197	$(373)	$89
Estimated book to tax differences:
Premium amortization, net	15	(7)	(14)	19
Realized (gain) loss, net	12	136	(140)	177
Net capital loss/(utilization of net capital loss carryforward)	—	(246)	6	(658)
Unrealized (gain) loss, net	672	12	882	741
Other	—	—	—	—
Total book to tax differences	699	(105)	734	279
Estimated REIT taxable income	66	92	361	368
Dividend on preferred stock	7	7	21	16
Estimated REIT taxable income available to common stockholders	$59	$85	$340	$352
Weighted average number of common shares outstanding - basic and diluted	347.8	352.8	350.9	353.5
Estimated REIT taxable income per common share - basic and diluted	$0.17	$0.24	$0.97	$1.00

Beginning cumulative non-deductible net capital loss	$767	$1,373	$761	$1,785
Net capital loss/(utilization of net capital loss carryforward)	—	(246)	6	(658)
Ending cumulative non-deductible net capital loss	$767	$1,127	$767	$1,127
Ending cumulative non-deductible net capital loss per ending common share	$2.21	$3.19	$2.21	$3.19
As of September 30, 2015, we had $767 million (or $2.21 per common share) of net capital loss carryforwards, which can be carried forward and applied against future net capital gains through fiscal year 2018.

The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during the nine months ended September 30, 2015 and 2014:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
September 30, 2015	$0.50000	$0.484375	$0.60
June 30, 2015	0.50000	0.484375	0.62
March 31, 2015	0.50000	0.484375	0.66
Total	$1.50000	$1.453125	$1.88

September 30, 2014	$0.50000	$0.484375	$0.65
June 30, 2014	0.50000	0.360590	0.65
March 31, 2014	0.50000	—	0.65
Total	$1.50000	$0.844965	$1.95
The final tax characterization of our fiscal year 2015 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

Other Comprehensive Income (Loss)
The following table summarizes the components of our other comprehensive income (loss) for the three and nine months ended September 30, 2015 and 2014 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2015	2014	2015	2014
Unrealized gain (loss) on available-for-sale securities, net:
Unrealized gain (loss), net	$428	$(239)	$(39)	$1,076
Reversal of prior period unrealized (gain) loss, net, upon realization	39	(14)	25	(17)
Unrealized gain (loss) on available-for-sale securities, net:	467	(253)	(14)	1,059
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	24	38	79	121
Total other comprehensive income (loss)	$491	$(215)	$65	$1,180

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
Debt Capital
Repurchase Agreements
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that the majority of our borrowings under such master repurchase agreements will have maturities ranging up to one year, but we may have longer-term borrowings ranging up to five years or longer. Borrowings under our master repurchase agreements with maturities greater than 90 days will typically have floating rates of interest based on LIBOR plus or minus a fixed spread.
As of September 30, 2015, we had $40.6 billion of repurchase agreements outstanding used to fund acquisitions of agency securities and we had an additional $460 million of repurchase agreements outstanding used to fund temporary holdings of U.S. Treasury securities, which we exclude from our leverage measurements due to the highly liquid and temporary nature of these investments. Our "at risk" leverage ratio was 6.8x as of September 30, 2015, compared to 6.9x as of December 31, 2014, measured as the sum of our agency borrowings (primarily consisting of our agency repurchase agreements), our net TBA position (at cost) and our net receivable / payable for unsettled agency securities divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Excluding our net TBA position, our leverage ratio was 5.9x our stockholders' equity as of September 30, 2015, compared to 5.3x as of December 31, 2014.
As of September 30, 2015, our agency repo had a weighted average cost of funds of 0.52% and a weighted average remaining days-to-maturity of 201 days, compared 0.41% and 143 days, respectively, as of December 31, 2014.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2015, we had master repurchase agreements with 36 financial institutions located throughout North America, Europe and Asia. As of September 30, 2015, a maximum of 6% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing approximately 12% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of September 30, 2015. For further details regarding our borrowings under repurchase agreements and concentration of credit risk as of September 30, 2015, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	September 30, 2015
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	18	69%
Asia	5	11%
Europe	13	20%
	36	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2015, haircuts on our pledged collateral remained stable and as of September 30, 2015, our weighted average haircut was approximately 5% of the value of our collateral.
Under our repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our agency securities securing our repurchase agreements and prepayments on the mortgages securing such agency securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations of securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances under certain of our repurchase agreements our lenders have the sole discretion to determine their value. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of September 30, 2015, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.5 billion and unpledged securities of approximately $2.6 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and derivative instruments and for other corporate purposes.
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
Similar to repurchase agreements, our use of derivatives exposes us to counterparty credit risk relating to potential losses that could be recognized in the event that our counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties.
Excluding centrally cleared interest rate swaps, as of September 30, 2015, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2015, we had a net long TBA position with a market value and total contract price of $7.4 billion and $7.3 billion, respectively, and a total net carrying value of $120 million recognized in derivative assets/(liabilities), at fair value on our consolidated balance sheets in this Quarterly Report on Form 10-Q.

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
Federal Home Loan Bank Membership

In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was approved as a member of the Federal Home Loan Bank of Des Moines. The FHLBs provide a variety of products and services to their members, including long-term and short-term secured loans, called "advances." FHLB members may use a variety of real estate related assets, including agency MBS and AAA non-agency securities, as collateral for such advances. Membership in the FHLB obligates OGI to purchase membership and activity-based stock in the FHLB, the latter dependent upon the aggregate amount of advances obtained from the FHLB.

The ability to borrow from the FHLB is subject to our subsidiary's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB.

FHLB advances typically require higher effective "haircuts" than those required under our current repurchase agreements due to the combination of slightly higher haircuts implemented by the FHLB of Des Moines and the requirement to acquire activity-based stock in the FHLB concurrent with such borrowings. The FHLBs also determine the fair value of the securities pledged as collateral and retain the right to adjust collateral haircuts over the term of the secured borrowings. Furthermore, there is uncertainty regarding the continued membership eligibility of captive insurance subsidiaries to the FHLBs. Consequently, we do not currently anticipate FHLB advances to serve as a primary source of funding for our investment portfolio.

In September 2014, the Federal Housing Financing Authority ("FHFA") issued a Notice of Proposed Rulemaking and Request for Comments Involving Proposed Changes to Regulations Concerning Federal Home Loan Bank Membership Criteria (the "Proposed Rule"). If enacted, the Proposed Rule, among other things, would immediately terminate the membership of captive insurance companies that became members of the FHLB system after publication of the Proposed Rule, which would include OGI. If OGI's membership in the FHLB were terminated, the FHLB would have up to five years to redeem the FHLB stock that OGI purchased and owns as the result of its membership and level of FHLB activity. In addition, if such membership were terminated, OGI could be required to immediately unwind any outstanding debt advances from the FHLB. It is unclear at this point whether the Proposed Rule will be enacted in its current form. The ultimate content of any rule enacted by FHFA with respect to captive insurance company membership in the FHLB system, advance requirements or standards, or similar matters could have a material impact on OGI’s ability to procure funding through the FHLB, which could cause us to experience losses and could have a material adverse effect on our business to the extent of our reliance on FHLB advances.

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of September 30, 2015, approximately 91% of our fixed rate agency MBS portfolio was eligible for TBA delivery.
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
Common Stock Repurchase Program
Our Board of Directors adopted a program that authorizes repurchases of our common stock up to a specified amount. In October 2015, our Board of Directors extended its authorization through December 31, 2016. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During the three and nine months ended September 30, 2015, we repurchased approximately 2.4 million and 6.3 million shares, respectively, of our common stock at an average repurchase price of $19.08 and $19.57 per share, respectively, including expenses, totaling $45 million and $124 million, respectively. As of September 30, 2015, the total remaining amount authorized for repurchases of our common stock was $868 million.

Off-Balance Sheet Arrangements

As of September 30, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

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
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and swaptions. We also utilize TBA contracts as well as U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivative instruments, such as interest and principal-only securities. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
The table below quantifies the estimated changes in net interest income (including periodic interest costs on our interest rate swaps) and the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of September 30, 2015 and December 31, 2014 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2015 and December 31, 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of September 30, 2015
-100 Basis Points	-20.6%	-0.8%	-5.9%
-50 Basis Points	-8.6%	-0.1%	-0.4%
+50 Basis Points	+7.4%	-0.4%	-3.0%
+100 Basis Points	+13.4%	-1.1%	-8.3%

As of December 31, 2014
-100 Basis Points	-14.5%	-0.6%	-4.7%
-50 Basis Points	-3.3%	+0.1%	+0.5%
+50 Basis Points	+0.9%	-0.5%	-3.8%
+100 Basis Points	-0.4%	-1.2%	-9.6%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our current pay interest rate swaps, but excludes costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury securities. Also excludes costs associated with our TBA position and TBA dollar roll income/loss. Base case scenario assumes interest rates and forecasted CPR of 9% and 9% as of September 30, 2015 and December 31, 2014, respectively. As of September 30, 2015, rate shock scenarios assume a forecasted CPR of 14%, 11%, 8% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2014, rate shock scenarios assume a forecasted CPR of 14%, 11%, 8% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
Prepayment Risk
Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Various factors affect the rate at which mortgage prepayments occur, including changes in the level of and directional trends in housing prices, interest rates, general economic conditions, loan age and size, loan-to-value ratio, the location of the property and social and demographic conditions. Additionally, changes to GSE underwriting practices or other governmental programs could also significantly impact prepayment rates or expectations. Also, the pace at which the loans underlying our securities become seriously delinquent or are modified and the timing of GSE repurchases of such loans from our securities can materially impact the rate of prepayments. Generally, prepayments on residential mortgage-backed securities increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.
We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets. We also amortize or accrete premiums and discounts associated with the purchase of agency and non-agency MBS into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
Spread Risk

When the market spread widens between the yield on our investment securities and benchmark interest rates, our net book value could decline if the value of our investment securities fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of September 30, 2015 and December 31, 2014 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.0 years and 5.3 years based on interest rates and MBS prices as of September 30, 2015 and December 31, 2014, respectively. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of September 30, 2015
-25 Basis Points	+1.3%	+9.7%
-10 Basis Points	+0.5%	+3.9%
+10 Basis Points	-0.5%	-3.9%
+25 Basis Points	-1.3%	-9.7%

As of December 31, 2014
-25 Basis Points	+1.3%	+9.8%
-10 Basis Points	+0.5%	+3.9%
+10 Basis Points	-0.5%	-3.9%
+25 Basis Points	-1.3%	-9.8%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements. Our assets that are pledged to secure repurchase agreements are agency MBS and U.S. Treasury securities. As of September 30, 2015, we had unrestricted cash and cash equivalents of $1.5 billion and unpledged securities of approximately $2.6 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our repurchase and derivative agreements could increase, causing an adverse change in our liquidity position. Further, there is no assurance that we will always be able to renew (or roll) our repurchase agreements. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against repurchase agreements, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll the repurchase agreement. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2015 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
August 3, 2015 - August 27, 2015	1.3	$19.16	1.3	N/A
September 3, 2015 - September 16, 2015	1.1	$18.94	1.1	N/A
Total	2.4	$19.08	2.4	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program described in Note 9 of our accompanying Consolidated Financial Statements in this Form 10-Q.

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	November 6, 2015