Form 10-K
period 2015-12-31
American Capital Agency Corp
filed 2016-02-23
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2015
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
Large accelerated filer     ☒                    Accelerated filer    ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of June 30, 2015, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $5.9 billion based upon the closing price of the Registrant's common stock of $18.37 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2016 was 337,466,421.
DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2016 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
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
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other assets reasonably related to agency securities and up to 10% of our assets in AAA non-agency and commercial mortgage-backed securities (collectively referred to as "AAA non-agency MBS").
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
Our Investment Strategy
 Our investment strategy is designed to:

•	manage an investment portfolio consisting primarily of agency securities that seeks to generate attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency and AAA non-agency securities market;

•	manage financing, interest rate, prepayment and extension risks;

•	preserve our net book value;

•	provide regular monthly distributions to our stockholders;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
 Our Targeted Investments
Agency Mortgage-Backed Securities
The agency MBS in which we invest consist of agency residential pass-through certificates and collateralized mortgage obligations:

•
Agency Residential Pass-Through Certificates. Agency residential pass-through certificates are securities representing interests in "pools" of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans that underlie the securities, which are guaranteed by a GSE to holders of the securities, are in effect "passed through," net of fees paid to the issuer/guarantor and servicers of the securities, to the holders of the securities. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the holders of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools.

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
Fannie Mae and Freddie Mac:
We primarily invest in Fannie Mae and Freddie Mac agency MBS. Fannie Mae and Freddie Mac are stockholder-owned corporations chartered by Congress with a public mission to provide liquidity, stability, and affordability to the U.S. housing market. Fannie Mae and Freddie Mac are currently regulated by the Federal Housing Finance Agency ("FHFA"), the U.S. Department of Housing and Urban Development ("HUD"), the U.S. Securities and Exchange Commission, and the U.S. Department of the Treasury ("U.S. Treasury") and are currently operating under the conservatorship of FHFA. The U.S. Treasury has agreed to support the continuing operations of Fannie Mae and Freddie Mac with any necessary capital contributions while in conservatorship. However, the U.S. government does not guarantee the securities, or other obligations, of Fannie Mae or Freddie Mac.
Fannie Mae and Freddie Mac operate in the secondary mortgage market. They purchase residential mortgage loans and mortgage-related securities from primary mortgage market institutions, such as commercial banks, savings and loan associations, mortgage banking companies, seller/servicers, securities dealers and other investors. Through the mortgage securitization process, they package mortgage loans into guaranteed MBS for sale to investors, such as us, in the form of pass-through certificates and guarantee the payment of principal and interest on the securities, in exchange for guarantee fees. The underlying loans must meet certain underwriting standards established by Fannie Mae and Freddie Mac (referred to as "conforming loans") and may be fixed or adjustable rate loans with original terms to maturity generally up to 40 years.

Ginnie Mae:
Ginnie Mae is a wholly-owned corporate instrumentality of the United States within HUD. Ginnie Mae guarantees the timely payment of the principal and interest on certificates that represent an interest in a pool of mortgages insured by the Federal Housing Administration ("FHA"), partially guaranteed by the Department of Veterans Affairs or otherwise eligible for inclusion in mortgage pools underlying Ginnie Mae certificates. Section 306(g) of the Housing Act provides that the full faith and credit of the United States is pledged to the payment of all amounts that may be required to be paid under any guaranty by Ginnie Mae. Ginnie Mae certificates are primarily backed by single-family mortgage loans.
Non-Agency Mortgage-Backed Securities
Non-agency mortgage investments in which we may invest consist of investment grade, AAA rated MBS backed by residential or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential or commercial mortgage loans and securitize them through the issuance of MBS. Non-agency MBS backed by residential loans are often referred to as private label MBS and MBS backed by commercial loans as CMBS. Investment grade, AAA rated non-agency MBS benefit from credit enhancements derived from structural elements, such as subordination, overcollateralization or insurance; however, they carry a higher level of credit exposure relative to agency MBS.
Investment Methods
We purchase mortgage securities either in initial offerings or on the secondary market through broker-dealers or similar entities. We may also utilize to-be-announced forward contracts ("TBA securities") in order to invest in agency MBS or to hedge our investments. A TBA security is a forward contract for the purchase or the sale of agency securities at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date, which is commonly collectively referred to as a "dollar roll" transaction.
 Our Active Portfolio Management Strategy
Our Manager employs on our behalf an active management strategy to achieve our principal objectives of generating attractive risk-adjusted returns and preservation of our net book value. Our active management strategy primarily involves buying and selling securities in all sectors of the agency securities market, including fixed-rate agency securities, adjustable-rate agency securities, agency CMOs and options on agency securities. We may also invest in other assets reasonably related to agency securities and up to 10% of our investment portfolio in AAA non-agency securities. The specific securities in which we invest are based on our Manager's continual assessment of the relative risk-return profile of these securities and our ability to hedge a portion of our exposure to market risks. Therefore, the composition of our portfolio and hedging strategies will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience investment gains or losses when we sell securities that our Manager no longer believes will provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available elsewhere in the agency or AAA non-agency securities market. We may also experience gains or losses as a result of our hedging strategies. Our leverage may also fluctuate as we pursue our active management strategy, but we generally would expect our leverage to be six to eleven times our stockholders' equity.
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

Our Board of Directors has approved the following investment guidelines:

•
all of our investments (other than for hedging purposes and investments in approved broker-dealers) shall be in agency securities or in assets reasonably related to agency securities, with up to 10% of our portfolio consisting of AAA non-agency securities;

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
The investment committee may change these investment guidelines at any time, including a change that would permit us to invest in other mortgage related investments, with the approval of our Board of Directors (which must include a majority of our independent directors). Changes to our investment guidelines do not require stockholder approval.
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
Our leverage may vary periodically depending on market conditions, our Manager's assessment of risk and returns and our ability to continue to borrow funds sufficient to fund acquisitions of mortgage securities. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
We had master repurchase agreements with 36 financial institutions as of December 31, 2015. The terms of the repurchase transaction borrowings under our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities we have initially sold under the repurchase transaction. In addition, each lender typically requires that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, required "haircuts," purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions differ for each of our lenders and certain of these terms are not determined until we engage in a specific repurchase transaction.
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

In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was approved as a member of the Federal Home Loan Bank ("FHLB") of Des Moines. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans, called "advances." FHLB members may use a variety of real estate related assets, including agency MBS and AAA non-agency securities, as collateral for such advances. Membership in the FHLB obligates OGI to purchase membership and activity-based stock in the FHLB, the latter dependent upon the aggregate amount of advances obtained from the FHLB. On January 12, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria previously issued in September 2014. The final rule terminates OGI's FHLB membership and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017).

During 2015, we formed a wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES is currently in the regulatory application process and expects to be operational in mid-2016. BES intends to become a member of the Fixed Income Clearing Corporation ("FICC"), thereby providing us with access to additional repurchase agreement funding and TBA trade clearing capabilities. There can be no assurances that BES will be successful in receiving the regulatory approvals required to become operational or that BES will be successful in becoming a member of the FICC.
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment and extension risks, to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net book value from "spread risk" (also referred to as "basis risk"). Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, we may not hedge certain interest rate, prepayment or extension risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status. Furthermore, such instruments typically will not protect our net book value against spread risk and, therefore, the value of our investment securities and our net book value could decline.

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

•
Spread Risk. Because the market spread between the yield on our investments and the yield on benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may increase, we are exposed to spread risk. The inherent spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve ("Fed"), liquidity, or changes in required rates of return on different assets.

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities in the TBA market on a generic pool basis and U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivative instruments, such as interest and principal-only securities.
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
Our Manager
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. Our Manager is an indirect subsidiary of American Capital Asset Management, LLC, which is a portfolio company of American Capital, Ltd., a publicly-traded private equity firm and global asset manager (NASDAQ: ACAS). American Capital both directly and through its asset management business, originates, underwrites and manages investments in middle market private equity, leveraged finance, real estate, energy & infrastructure and structured products. American Capital, founded in 1986, manages $21 billion of assets, including assets on its balance sheet and fee earning assets under management by affiliated managers, with $73 billion of total assets under management (including levered assets) as of December 31, 2015. American Capital and its affiliates operate out of seven offices in the United States and Europe.
On January 7, 2016, American Capital announced that its Board of Directors authorized American Capital to solicit offers to purchase American Capital or its various business lines, in whole or in part. American Capital has issued no further information on the status of the solicitation or the nature of any possible transaction that may result from it. Thus, while it is possible that a transaction could have an impact on us or our Manager, it is impractical to provide information on the nature of any impacts. Moreover, there is no assurance that the solicitation will result in a transaction that will have an impact on us or our Manager.
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
Our Manager is responsible for administering our business activities and day-to-day operations, subject to the supervision and oversight of our Board of Directors. All of our officers and the members of our mortgage investment team and other support personnel, other than employees of BES, are employees of either the parent company of our Manager or American Capital. Our Manager has entered into an administrative services agreement with American Capital and the parent company of our Manager, pursuant to which our Manager has access to their employees, infrastructure, business relationships, management expertise, information technologies, capital raising capabilities, legal and compliance functions, and accounting, treasury and investor relations capabilities, to enable our Manager to fulfill all of its responsibilities under the management agreement. We are not a party to the administrative services agreement.
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
The Management Agreement
We have entered into a management agreement with our Manager with a current term through May 20, 2016, and automatic one-year extension options thereafter. The management agreement may only be terminated by either us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term or the expiration of any automatic subsequent renewal term, provided that either party provides 180-days prior written notice of non-renewal of the management agreement. If we were not to renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of a majority of our independent directors. Our Manager is responsible for, among other things, performing all of our day-to-day functions, determining investment criteria in conjunction with our Board of Directors, sourcing, analyzing and executing investments, asset sales and financings and performing asset management duties.
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
Exemption from Regulation under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff, we treat agency MBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We currently treat agency MBS in which we hold less than all of the certificates issued by the pool ("partial pool" securities) as real estate-related assets. We treat CMO securities and AAA non-agency securities as real-estate related assets.
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
We jointly elected to treat our wholly-owned subsidiary American Capital Agency TRS, LLC as a TRS.
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
 Disregarded Entities
Our wholly-owned subsidiaries Bethesda Securities, LLC and Old Georgetown Insurance Co., LLC are disregarded entities for federal income tax purposes. As such, their assets, liabilities and income would generally be treated as our assets, liabilities and income for purposes of each of the below REIT qualification tests.

Income Tests
In order to continue to qualify as a REIT, we must satisfy two gross income requirements on an annual basis.

1.
At least 75% of our gross income for each taxable year, excluding gross income from sales of inventory or dealer property in "prohibited transactions" and certain hedging transactions, generally must be derived from investments relating to real property or mortgages on real property, including interest income derived from mortgage loans secured by real property (including, generally, agency MBS and certain other types of mortgage-backed securities), "rents from real property," dividends received from other REITs, and gains from the sale of real estate assets (excluding nonqualified debt instruments from publically offered REITs), as well as specified income from temporary investments.

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

Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test described above to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. If we receive interest income with respect to a mortgage loan that is secured by both real property and other property that has an aggregate value in excess of 15% of the combined value of the real and other property, and the highest principal amount of the loan outstanding during a taxable year exceeds the fair market value of the real property on the date that we acquired or originated the mortgage loan, the interest income will be apportioned between the real property and the other collateral, and our income from the arrangement will qualify for purposes of the 75% gross income test only to the extent that the interest is allocable to the real property. Even if a loan is not secured by real property, or is under secured, the income that it generates may nonetheless qualify for purposes of the 95% gross income test.
We treat our investments in agency and AAA non-agency MBS either as interests in a grantor trust or as interests in a real estate mortgage investment conduit ("REMIC") for federal income tax purposes and, therefore, treat all interest income from such investments as qualifying income for the 95% gross income test. In the case of agency MBS treated as interests in grantor trusts, we treat these as owning an undivided beneficial ownership interest in the mortgage loans held by the grantor trust. Such mortgage loans generally qualify as real estate assets to the extent that they are secured by real property. The interest on such mortgage loans is qualifying income for purposes of the 75% gross income test to the extent that the obligation is secured by real property, as discussed above. In the case of agency and AAA non-agency MBS treated as interests in a REMIC, income derived from REMIC interests is generally treated as qualifying income for purposes of the 75% gross income tests. If less than 95% of the assets of the REMIC are real estate assets, however, then only a proportionate part of our interest in the REMIC and income derived from the interest qualifies for purposes of the 75% gross income test. In addition, some REMIC securitizations include embedded interest rate swap or cap contracts or other derivative instruments that potentially could produce non-qualifying income for the holder of the related REMIC securities. We expect that substantially all of our income from our agency and AAA non-agency MBS will continue to be qualifying income for purposes of the REIT gross income tests.
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

Any income or gain that we derive from instruments that hedge the risk of changes in interest rates will generally be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income test, provided that specified requirements are met, including the requirement that: the instrument is entered into during the ordinary course of our business; the instrument hedges risks associated with indebtedness issued by us that is incurred to acquire or carry "real estate assets" (as described below under "Asset Tests") or that the instrument is entered into to offset the hedging effect achieved by the original hedge upon a disposition of all or a portion of the real estate indebtedness being hedged; and the instrument is properly identified as a hedge along with the risk that it hedges within prescribed time periods. Income and gain from all other hedging transactions will not be qualifying income for either the 95% or 75% gross income test.
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

1.
At least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. Government securities, and, under some circumstances, temporary investments in stock or debt instruments purchased with new capital. For this purpose, real estate assets include some kinds of MBS and mortgage loans, as well as interests in real property, stock of other corporations that qualify as REITs and debt instruments of publically offered REITs (limited to 25% of the value of our total assets). Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

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

4.
For tax years beginning on or before December 31, 2017, the aggregate value of all securities of all TRSs that we hold may not exceed 25% of the value of our total assets. For tax years beginning after December 31, 2017, the aggregate value of all securities of all TRSs that we hold may not exceed 20% of the value of our total assets.

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
To the extent that we may have available net operating losses carried forward from prior tax years, such losses may reduce the amount of distributions that we must make in order to comply with the REIT distribution requirements. Such losses, however, will generally not affect the character, in the hands of our stockholders, of any distributions that are actually made as ordinary or capital gain dividends.
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
Derivatives and Hedging Transactions
We maintain a risk management strategy, under which we may use a variety of derivative instruments to hedge some of our exposure to market risks, including interest rate, prepayment and extension risk. To the extent that we enter into a hedging transaction to manage interest rate risk on indebtedness incurred to acquire or carry real estate assets, or to offset the hedging effect achieved by the original hedging transaction, and the instrument is properly identified as a hedge along with the risk it hedges within prescribed time periods, any periodic income from the instrument, or gain from the disposition of such instrument, would be excluded altogether from the 75% and 95% gross income test.
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
Competition
Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring mortgage assets, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. These entities and others that may be organized in the future may have similar asset acquisition objectives and increase competition for the available supply of mortgage assets suitable for purchase. Additionally, our investment strategy is dependent on the amount of financing available to us in the repurchase agreement market, which may also be impacted by competing borrowers. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all.
Employees
We are managed by our Manager pursuant to the management agreement between our Manager and us. Prior to the formation of BES, we did not have any employees. As of December 31, 2015, BES had three employees.

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
Our Manager employs an active management strategy on our behalf to achieve our principal objective of preserving our net book value while generating attractive risk-adjusted returns. Our active management strategy involves buying and selling financial instruments in all sectors of the agency securities market, including fixed-rate and adjustable-rate agency securities, CMOs, mortgage-related derivatives, and other assets similar or reasonably or related to agency securities, such as AAA non-agency securities and marketable equity securities of other agency focused mortgage REITs, based on our Manager's continual assessment of the relative risk/return of those investments. Therefore, the composition of our investment portfolio will vary as our Manager believes changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that our Manager no longer believes provide attractive risk-adjusted returns or when our Manager believes more attractive alternatives are available. With an active management strategy, our Manager may be incorrect in its assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors are less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.

Purchases and sales of agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with agency securities.

From time to time, the Federal Reserve may engage in large scale purchases of agency MBS and U.S. Treasury securities in the private market through a competitive process, with the goal of supporting mortgage markets and promoting its monetary policy objectives. We cannot predict the impact of the Fed's actions on the prices and liquidity of agency MBS. During periods in which the Federal Reserve purchases significant volumes of agency MBS, yields on agency MBS will likely be lower, refinancing volumes will likely be higher, and market volatility will likely be considerably higher than would have been absent its large scale purchases. Further, there is also a risk that when the Fed reduces its purchases of agency MBS, or sells some or all of its holdings of agency MBS, the pricing of our agency MBS portfolio and our net book value could be adversely affected.

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
Failure to procure adequate repurchase agreement and other financing or to renew or replace existing repurchase agreement and other financing as it matures (to which risk we are specifically exposed due to the short-term nature of our financing arrangements we employ) would adversely affect our financial condition and results of operations.
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
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. Additionally, on January 12, 2016, the FHFA released its final rule on changes to regulations concerning FHLB membership criteria. The final rule terminates OGI's FHLB membership and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017).
If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our repurchase agreement lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Consequently, we cannot assure you that any, or sufficient, financing will be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common and preferred stock and our ability to make distributions on our common and preferred stock.
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
An increase in our borrowing costs will reduce the difference, or spread, that we may earn between the yield on the investments we make and the cost of the leverage we employ to finance such investments. Moreover, due to the short-term or adjustable rate nature of the majority of our repurchase agreements used to finance our investments, our borrowing costs are particularly sensitive to increases in short-term interest rates. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced. This would adversely affect the returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
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
We use our investments as collateral for our financings. A decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Any fixed-rate securities we invest in generally will be more negatively affected by increases in interest rates than adjustable-rate securities. Our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in net income or other comprehensive income (a component of equity). As a result, a decline in the fair value of our mortgage-related securities could reduce both our comprehensive income and stockholders' equity. If market conditions result in a decline in the fair value of our assets it will decrease the amounts we may borrow to purchase additional mortgage-related investments, which may restrict our ability to increase our net income, and our financial condition and results of operations could be adversely affected.
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
When the market spread widens between the yield on our mortgage assets and benchmark interest rates, our net book value could decline if the value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities is an inherent risk to our business and can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk, which could adversely affect our financial condition and results of operations.
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
Moreover, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of our hybrid ARMs and other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our assets collateralized by fixed rate mortgages or hybrid ARMs to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains.  In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
Although prepayment rates generally increase when interest rates fall and decrease when interest rates rise, changes in prepayment rates are difficult to predict. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally, among other conditions, purchase mortgages that are 120 days or more delinquent from mortgage-backed securities trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates also may be affected by conditions in the housing and financial markets, which may result in increased delinquencies on mortgage loans, the government-sponsored entities cost of capital, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could lead to an acceleration of the payment of the related principal. Additionally, changes in the government-sponsored entities' decisions as to when to repurchase delinquent loans can materially impact prepayment rates.
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
Investments in non-agency MBS are subject to delinquency, foreclosure and related losses on the underlying mortgage loans.
We may invest in non-agency mortgage securities for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential or commercial mortgage loans and securitize them through the issuance of residential MBS ("RMBS") or commercial MBS ("CMBS") (collectively referred to as "non-agency MBS"). Accordingly, these securities may be subject to all of the risks of the respective underlying mortgage loans as described below. Non-agency MBS may benefit from credit enhancements derived from structural elements, such as subordination, overcollateralization or insurance, but they carry a higher level of credit exposure relative to the credit exposure of agency MBS, which could negatively impact our results from operations and financial condition.
Residential mortgage loans are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. A number of factors may impair a borrower's ability to repay its loan, including: loss of employment; divorce; illness; acts of God; acts of war or terrorism; adverse changes in national and local economic and market conditions; changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, fiscal policies and ordinances; costs of remediation and liabilities associated with environmental conditions such as mold; and the potential for uninsured or under-insured property losses.
Commercial mortgage loans are generally secured by multifamily or commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God, acts of war or terrorism, social unrest and civil disturbances.

Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury and other governmental and regulatory bodies may adversely affect our business.

U.S. Government actions may not have a beneficial impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended they could have broad adverse market implications and could negatively impact our financial condition and results of operations. New regulatory requirements, when implemented, could adversely affect the availability or terms of financing from our lender counterparties, could impose more stringent capital rules on large financial institutions, could restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and could limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually these new regulatory requirements could materially affect on our financial condition or the results of our operations in an adverse way.
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

As the CFTC and regulators of other countries continue to promulgate new rules and regulations on derivatives, our derivative agreements and ability to engage in derivative transactions with certain counterparties may be adversely affected. Derivative agreements with non-U.S. counterparties are subject to increasingly restrictive local regulations similar to the Dodd-Frank Act. We are required to follow some of these local regulations or help the non-U.S. counterparties comply with these local regulations. It is possible that such regulatory requirements will result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of collateral, which may have an adverse impact on our business and results of operations.
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
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the agency securities purchased for a forward settlement date under the TBA contract are priced at a premium to agency securities for settlement in the current month. Additionally, sales of some or all of the Fed's holdings of agency MBS or declines in purchases of agency MBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the FICC we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
Defaults by lenders to our repurchase transactions on their obligations to resell the underlying collateral back to us at the end of the transaction term, declines in the value of our collateral by the end of the term or defaults by us on our obligations under the transaction will cause us to lose money on repurchase transactions.
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
Since 2008, the residential mortgage market in the United States has experienced a variety of unprecedented difficulties and changed economic conditions, including defaults, credit losses and liquidity concerns. Many of these conditions are expected to continue in 2016 and beyond. These factors have impacted investor perception of the risk associated with real estate related assets, including mortgage-related investments. As a result, values for these assets have experienced a certain amount of volatility. Further increased volatility and deterioration in the broader residential mortgage and MBS markets may adversely affect the performance and market value of the assets in which we invest.
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
A decrease in the volume of newly issued mortgages or an increase in investor demand for mortgages could adversely affect our ability to acquire assets that satisfy our investment objectives and generate income and pay dividends, whereas an increase in the volume of newly issued mortgages or a decrease in investor demand for mortgages could negatively affect the valuations for our investments and may adversely affect our liquidity.
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
We may change our targeted investments, investment guidelines and other operational policies without stockholder approval, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.
We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies and may amend or revise such policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions, or approve transactions that deviate from these policies, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines or other operational policies may increase our exposure to interest rate, spread, default, credit, prepayment, extension, liquidity and other risks as well as exposure to real estate market fluctuations, all of which could adversely affect our financial condition and our ability to make distributions to our common and preferred stockholders.
Investments in the common stock of other publicly traded mortgage REITs expose us to incremental risks and costs and may adversely affect our financial condition and results of operations.
We may invest in other mortgage REITs that primarily invest in agency MBS on a leveraged basis, utilizing short-term repurchase agreements as their primary source of funding, and such mortgage REITs are, therefore, exposed to similar risk factors as those described herein.  In addition, our investments in other mortgage REITs expose us to incremental risks and costs due to our lack of control, lack of transparency into their underlying investment portfolios and business operations, stock market volatility and additional management fees, which could adversely affect our financial condition and results of operations.
Our investments are recorded at fair value and quoted prices or observable inputs may not be readily available to determine such value, resulting in the use of unobservable inputs to determine value, and the fair value of our investments may be materially different from the value that we ultimately realize upon their disposal.
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
The payments of principal and interest we receive on the agency securities in which we invest are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae, collectively referred to as Government Sponsored Enterprises or GSEs. The guarantees on agency securities created by Fannie Mae and Freddie Mac are not backed by the full faith and credit of the United States, whereas the guarantee on securities created by Ginnie Mae are backed by the full faith and credit of the United States.
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
The U.S. Government has implemented a number of federal programs designed to assist homeowners, including the Home Affordable Modification Program, or HAMP, which provides homeowners with assistance in avoiding residential mortgage loan foreclosures, the Hope for Homeowners Program, or H4H Program, which allows certain distressed borrowers to refinance their mortgages into FHA-insured loans in order to avoid residential mortgage loan foreclosures, and the Home Affordable Refinance Program, or HARP, which for loans sold or guaranteed by the GSEs on or prior to May 31, 2009, allows borrowers who are current on their mortgage payments to refinance and reduce their monthly mortgage payments, with no current loan-to-value ratio upper limit and without requiring new mortgage insurance. HAMP, the H4H Program and other loss mitigation programs may involve, among other things, the modification of mortgage loans to reduce the principal amount of the loans (through forbearance and/or forgiveness) and/or the rate of interest payable on the loans, or the extension of payment terms of the loans. These loan modification programs, future legislative or regulatory actions, including possible amendments to the bankruptcy laws, which result in the modification of outstanding residential mortgage loans, as well as changes in the requirements necessary to qualify for refinancing mortgage loans with Fannie Mae, Freddie Mac or Ginnie Mae, may adversely affect the value of, and the returns on, agency mortgage-backed securities that we may purchase.

Risks Related to Our Relationship with Our Manager and American Capital
There are conflicts of interest in our relationship with our Manager and American Capital.
Because we have no employees, except for employees of our wholly-owned subsidiary Bethesda Securities, LLC, or BES, our Manager is responsible for making all of our investment decisions. Certain of our and our Manager's officers are employees of American Capital or its affiliates and these persons do not devote their time exclusively to us. Our Manager's Investment Committee consists of Messrs. Wilkus, Erickson, Flax, Kain and McHale, each of whom is an officer of American Capital or the parent company of our Manager and has significant responsibilities to American Capital and certain of its portfolio companies, affiliated entities or managed funds. Mr. Kain is our President and Chief Investment Officer and also serves as the President of our Manager and its parent company. Mr. Kain is also the President and Chief Investment Officer of American Capital Mortgage Investment Corp. and the President of its manager. Thus, he has, and may in the future have, significant responsibilities for other funds that are managed by the parent company of our Manager or entities affiliated therewith. In addition, because certain of our and our Manager's officers are also responsible for providing services to American Capital and/or certain of its portfolio companies, affiliated entities or managed funds, they may not devote sufficient time to the management of our business operations.
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
American Capital has announced that it is soliciting offers to purchase American Capital or its various business lines.
On January 7, 2016, American Capital announced that its Board of Directors authorized American Capital to solicit offers to purchase American Capital or its various business lines, in whole or in part. American Capital has issued no information on the status of the solicitation or the nature of any possible transaction that may result from it. Thus, while it is possible that a transaction could have an impact on us or our Manager, it is impractical to provide information on the nature of any impacts. Moreover, there is no assurance that the solicitation will result in a transaction that will have an impact on us or our Manager.
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
Because we have no employees or separate facilities, except for employees and facilities of BES, we are completely dependent on our Manager and its affiliates to conduct our operations pursuant to the management agreement. Our Manager does not have any employees and relies upon certain employees of its parent company and American Capital to conduct our day-to-day operations pursuant to an administrative services agreement. Under the administrative services agreement, our Manager is provided services and resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Neither the administrative services agreement nor the management agreement requires our Manager or its parent company or American Capital to dedicate specific personnel to our operations. It also does not require any specific personnel of our Manager or its parent company or American Capital to dedicate a specific amount of time to our business. Additionally, because our Manager is relying upon American Capital, we may be negatively impacted by events or factors that negatively impact American Capital's business, financial condition or results of operations. American Capital or the parent company of our Manager has entered into employment agreements with certain of their employees who are officers of our Manager and AGNC. However, none of these individuals' continued service is guaranteed. Furthermore, if the management agreement is terminated or these individuals leave the parent company of our Manager or American Capital, we may be unable to execute our business plan.
If we elect not to renew our management agreement without cause, we would be required to pay our Manager a substantial termination fee. We would also be restricted from employing employees of our Manager and any of its affiliates, including American Capital. These and other provisions in our management agreement make non-renewal of our management agreement difficult and costly.
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
Furthermore, if we terminate the management agreement without cause, we may not, without the consent of our Manager, employ any employee of the Manager or any of its affiliates, including American Capital, or any person who has been employed by our Manager or any of its affiliates at any time within the two-year period immediately preceding the date on which the person commences employment with us for two years after such termination of the management agreement. We believe that the successful implementation of our investment, financing and hedging strategies depends upon the experience of certain of American Capital and our Manager's officers; therefore, if the management agreement is terminated without cause we may be unable to execute our business plan.
We have no recourse to American Capital if it does not fulfill its obligations under the administrative services agreement.
Neither we nor our Manager have any employees or separate facilities, except for employees and facilities of BES. Our day-to-day operations are conducted by employees of American Capital or the parent company of our Manager pursuant to an administrative services agreement among our Manager, its parent company and American Capital. Under the administrative services agreement, our Manager is also provided with the services and other resources necessary for our Manager to perform its obligations and responsibilities under the management agreement in exchange for certain fees payable by our Manager. Although the administrative services agreement may not be terminated unless the management agreement has been terminated pursuant to its terms, American Capital and the parent company of our Manager may assign their rights and obligations thereunder to any of their affiliates, including American Capital Asset Management, LLC, which owns the parent company of our Manager. In addition, because we are not a party to the administrative services agreement, we do not have any recourse to American Capital or the parent company of our Manager if they do not fulfill their obligations under the administrative services agreement or if they elect to assign the agreement to one of their affiliates. Also, our Manager only has nominal assets and we will have limited recourse against our Manager under the Management Agreement to remedy any liability to us from a breach of contract or fiduciary duties.
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
Our Manager is entitled to receive a monthly management fee from us that is based on the amount of our "Equity" (as defined in our management agreement), regardless of the performance of our investment portfolio. For example, we would pay our Manager a management fee for a specific period even if we experienced a net unrealized loss during the same period. The amount of the monthly management fee is equal to one-twelfth of 1.25% of our Equity and, therefore, is only increased or decreased by changes in our Equity. Increases to our Equity, and a corresponding increase to our management fee, will primarily result from equity issuances and realization of gains from our investment portfolio, whereas decreases to our Equity, and a corresponding decrease to our management fee, will primarily result from repurchases of our common stock and realization of losses on our investment portfolio, each of which could result in a conflict of interest between our Manager and our stockholders with respect to the timing and terms of our equity issuances, share repurchases and realization of gains and losses on our investment portfolio. Thus, while our stockholders bear the risk of our future equity issuances reducing the price of our common stock and diluting the value of their stock holdings in us, the compensation payable to our Manager will increase as a result of future issuances of our equity securities. Similarly, even though the value of our common stock could potentially increase if we repurchase shares at a discount to our net book value per common share, the compensation payable to our Manager would be reduced if we execute share repurchases, creating a conflict of interest. This conflict of interest could harm the market price of our common stock.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase mortgage securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. Such net capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT, or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
To remain qualified as a REIT, we must ensure that at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investment in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and, for tax years beginning on or before December 31, 2017, no more than 25% of the value of our total assets can be represented by securities of one or more TRSs. For tax years beginning after December 31, 2017, no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to liquidate from our investment portfolio otherwise attractive investments. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
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

In addition, the price of our common stock may be below our reported net book value per common share. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
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

Item 3. Legal Proceedings
Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation nor, to our knowledge, is any material litigation threatened against us or any consolidated subsidiary, other than routine litigation and administrative proceedings arising in the ordinary course of business. Such proceedings are not expected to have a material adverse effect on the business, financial conditions, or results of our operations.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on the NASDAQ Global Select Market under the symbol "AGNC." As of January 31, 2016, we had 1,063 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and dividends declared on our common stock for fiscal years 2015 and 2014:

	Common Stock
	Sales Prices		Dividends Declared
	High	Low
Fiscal Year 2015
Fourth Quarter	$19.54	$16.89	$0.60
Third Quarter	$20.08	$18.21	$0.60
Second Quarter	$21.83	$18.31	$0.62
First Quarter	$22.36	$20.74	$0.66
Fiscal Year 2014
Fourth Quarter	$23.44	$21.25	$0.66
Third Quarter	$23.97	$21.08	$0.65
Second Quarter	$24.06	$21.29	$0.65
First Quarter	$22.84	$19.29	$0.65

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

The following table summarizes the tax characterization of dividends declared on our common stock for fiscal years 2015 and 2014:

		Tax Characterization
Dividends Declared per Share of Common Stock	Dividends Declared Per Share	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share
Fiscal Year 2015	$2.48	$2.480000	$—	$—
Fiscal Year 2014	$2.61	$2.610000	$—	$—

Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the fourth quarter ended December 31, 2015 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts.

Settlement Date	Total Number of Shares Purchased	Average Price Paid Per Share [1]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
November 3 - 24, 2015	8.7	$17.91	8.7	N/A
December 17 - 18, 2015	0.3	17.03	0.3	N/A
Fourth quarter 2015	9.0	$17.88	9.0	N/A
_________________________________________________________

1.	Average price paid per share includes transaction costs.

2.	All shares were purchased by us pursuant to the stock repurchase program adopted by our Board of Directors described in Note 10 of our accompanying Consolidated Financial Statements in this Form 10-K.
 Equity Compensation Plan Information

We have adopted a long term stock incentive plan, or Incentive Plan, to provide for the issuance of equity-based awards, including stock options, restricted stock units and unrestricted stock awards to our independent directors.

The following table provides information as of December 31, 2015 concerning shares of our common stock authorized for issuance under our existing Incentive Plan.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders [1]	31,431	$—	1,850
Equity compensation plans not approved by security holders	—	—	—
Total	31,431	$—	1,850
_________________________________________________________

1.
Represents unvested restricted stock units granted to our independent directors, including accrued dividend equivalent shares.  Table excludes 5,000 shares of unvested restricted common stock granted to our independent directors, which were issued and outstanding on the date of grant.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2010 , with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our Agency REIT Peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Hatteras Financial Corporation, CYS Investments, Inc. and Armour Residential REIT, Inc. ("Agency REIT Peer Group").

_______________________
*$100 invested on 12/31/10 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

Copyright © 2016 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	2015	2014	2013	2012	2011
American Capital Agency	$126.80	$140.72	$110.67	$142.46	$118.62
S&P 500	$180.75	$178.29	$156.82	$118.45	$102.11
FTSE NAREIT Mortgage REITs	$123.21	$135.21	$114.70	$116.99	$97.58
Agency REIT Peer Group	$95.00	$101.77	$84.11	$105.37	$103.89

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.

Item 6. Selected Financial Data

The following selected financial data is derived from our audited financial statements for the five fiscal years ended December 31, 2015. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in millions, except per share amounts)
	December 31,
Balance Sheet Data	2015	2014	2013	2012	2011

Investment portfolio, at fair value	$52,473	$56,748	$65,941	$85,245	$54,683
Total assets	$57,021	$67,766	$76,255	$100,453	$57,972
Repurchase agreements, Federal Home Loan Bank advances and other debt	$46,102	$51,057	$64,443	$75,415	$47,735
Total liabilities	$49,050	$58,338	$67,558	$89,557	$51,760
Total stockholders' equity	$7,971	$9,428	$8,697	$10,896	$6,212
Net asset value per common share as of period end [1]	$22.59	$25.74	$23.93	$31.64	$27.71

	Fiscal Year
Statement of Comprehensive Income Data (unaudited)	2015	2014	2013	2012	2011
Interest income	$1,466	$1,472	$2,193	$2,109	$1,109
Interest expense [2]	330	372	536	512	285
Net interest income	1,136	1,100	1,657	1,597	824
Other gain (loss), net [2]	(782)	(1,192)	(217)	(157)	26
Expenses	139	141	168	144	74
Income (loss) before income tax	215	(233)	1,272	1,296	776
Provision for income tax, net	—	—	13	19	6
Net income (loss)	215	(233)	1,259	1,277	770
Dividend on preferred stock	28	23	14	10	—
Net income (loss) available (attributable) to common stockholders	$187	$(256)	$1,245	$1,267	$770

Net income (loss)	$215	$(233)	$1,259	$1,277	$770
Other comprehensive income (loss) [2]	(496)	1,813	(2,938)	1,244	379
Comprehensive income (loss)	(281)	1,580	(1,679)	2,521	1,149
Dividend on preferred stock	28	23	14	10	—
Comprehensive income (loss) available (attributable) to common stockholders	$(309)	$1,557	$(1,693)	$2,511	$1,149

Weighted average number of common shares outstanding - basic and diluted	348.6	353.3	379.1	303.9	153.3
Net income (loss) per common share - basic and diluted	$0.54	$(0.72)	$3.28	$4.17	$5.02
Comprehensive income (loss) per common share - basic and diluted	$(0.89)	$4.41	$(4.47)	$8.26	$7.50
Dividends declared per common share	$2.48	$2.61	$3.75	$5.00	$5.60

	Fiscal Year
Other Data (unaudited)	2015	2014	2013	2012	2011
Average investment securities - at par	$51,759	$53,578	$75,263	$71,002	$33,243
Average investment securities - at cost	$54,019	$56,051	$79,056	$74,588	$34,726
Average total assets - at fair value	$63,674	$67,007	$96,956	$86,172	$38,548
Net TBA dollar roll position - at par (as of period end)	$7,295	$14,412	$2,119	$12,477	NM
Net TBA dollar roll position - at cost (as of period end)	$7,430	$14,576	$2,276	$12,775	NM
Net TBA dollar roll position - at market value (as of period end)	$7,444	$14,768	$2,271	$12,870	NM
Net TBA dollar roll position - at carrying value (as of period end) [3]	$14	$192	$(5)	$95	NM
Average net TBA portfolio - at cost	$7,547	$13,212	$11,383	$3,294	NM
Average mortgage borrowings outstanding [4]	$48,641	$50,015	$71,753	$68,810	$31,840
Average stockholders' equity [5]	$8,817	$9,295	$10,394	$9,473	$4,169
Average coupon [6]	3.62%	3.63%	3.59%	3.90%	4.42%
Average asset yield [7]	2.71%	2.63%	2.77%	2.82%	3.19%
Average cost of funds [8]	(1.49)%	(1.40)%	(1.34)%	(1.11)%	(1.00)%
Average net interest rate spread	1.22%	1.23%	1.43%	1.71%	2.19%
Average net interest rate spread, including estimated TBA dollar roll income [9]	1.48%	1.75%	1.63%	1.77%	NM
Average coupon (as of period end)	3.63%	3.65%	3.58%	3.69%	4.23%
Average asset yield (as of period end)	2.78%	2.74%	2.70%	2.61%	3.07%
Average cost of funds (as of period end) [10]	(1.65)%	(1.40)%	(1.31)%	(1.22)%	(1.13)%
Average net interest rate spread (as of period end)	1.13%	1.34%	1.39%	1.39%	1.94%
Net comprehensive income (loss) return on average common equity[11]	(3.6)%	17.3%	(16.6)%	26.9%	27.6%
Economic return (loss) on common equity [12]	(2.6)%	18.5%	(12.5)%	32.2%	37.4%
Average leverage [13]	5.6:1	5.5:1	6.9:1	7.3:1	7.6:1
Average "at risk" leverage, inclusive of the net TBA position [14]	6.4:1	7.0:1	8.0:1	7.6:1	NM
Leverage (as of period end) [15]	5.8:1	5.3:1	7.3:1	7.0:1	7.9:1
"At risk" leverage, inclusive of net TBA position (as of period end) [16]	6.8:1	6.9:1	7.5:1	8.2:1	NM
Expenses % of average total assets	0.22%	0.21%	0.17%	0.17%	0.19%
Expenses % of average assets, including average net TBA position	0.20%	0.18%	0.15%	0.16%	NM
Expenses % of average stockholders' equity	1.58%	1.52%	1.61%	1.52%	1.77%
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

2.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 2 and 5 of our Consolidated Financial Statements in this Annual Report on Form 10-K for additional information regarding our discontinuance of hedge accounting.

3.
The carrying value of our net TBA position represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value on our accompanying consolidated balance sheets.

4.	Average mortgage borrowings include agency repo, FHLB advances and debt of consolidated VIEs. Amount excludes U.S. Treasury repo agreements and TBA contracts.

5.	Average stockholders' equity calculated as our average month-end stockholders' equity during the period.

6.	Average coupon for the period was calculated by dividing our total coupon (or cash) interest income on investment securities by our average investment securities held at par.

7.
Average asset yield for the period was calculated by dividing our total cash interest income on investment securities, adjusted for amortization of premiums and discounts, by our average amortized cost of investment securities held.

8.
Average cost of funds includes mortgage borrowings and interest rate swap periodic costs. Amount excludes interest rate swap termination fees, forward starting swaps and costs associated with other supplemental hedges, such as interest rate swaptions and U.S. Treasury positions. Average cost of funds for the period was calculated by dividing our total cost of funds by our average mortgage borrowings outstanding for the period.

9.
TBA dollar roll income / (loss) is net of short TBAs used for hedging purposes. Dollar roll income excludes the impact of other supplemental hedges, and is recognized in gain (loss) on derivative instruments and other securities, net.

10.
Average cost of funds as of period end includes mortgage borrowings outstanding, plus the impact of interest rate swaps. Amount excludes costs associated with other supplemental hedges such as swaptions, U.S. Treasuries and TBA positions.

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

13.
Average leverage during the period was calculated by dividing our daily weighted average mortgage borrowings outstanding for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

14.
Average "at risk" leverage, inclusive of net TBA portfolio, during the period includes the components of "average leverage" plus our daily weighted average net TBA dollar position (at cost) during the period.

15.
Leverage at period end is calculated by dividing the sum of our mortgage borrowings outstanding and our receivable / payable for unsettled investment securities by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

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
Trends and Recent Market Impacts
Fiscal year 2015 was a challenging year for the fixed income markets as global economic weakness, particularly in Europe, Japan and China, created uncertainty for the U.S. economic and interest rate outlook. This uncertainty, in turn, fueled greater interest rate volatility throughout the year and substantially wider spreads between benchmark interest rates and most fixed income securities.
As we entered the year, we positioned our portfolio for a wide range of interest rate scenarios. There was considerable uncertainty with respect to the timing of Federal Reserve short term interest rate hikes, and global deflationary pressures appeared to be gaining strength in part due to declining oil prices. As a result, we prioritized risk management over current period earnings by operating with historically low leverage and a relatively conservative interest rate risk profile. This conservative risk position proved beneficial in light of the significant interest rate volatility and wider spreads the space experienced in 2015.
However, despite these actions, for the year, we incurred an economic loss of 2.6%, comprised of a loss in net book value of $3.15 per common share, or 12%, to $22.59 per common share as of December 31, 2015 and dividends declared per common share of $2.48. The increase in spreads on agency MBS relative to benchmark interest rates, particularly interest rate swap rates, was a significant factor in driving our net book value loss. The widening in agency MBS spreads was, however, less than the corresponding spread widening that occurred in most other fixed income markets, including the corporate, emerging and high yield debt markets.
In December, the Federal Reserve raised the overnight Federal Funds rate for the first time in almost ten years and indicated its intent to increase short term rates further in 2016. As we look ahead into 2016, however, we believe it has become increasingly likely that continued slow global economic growth, persistently low commodity prices, adverse currency moves and the reversal of the flow of foreign funds will negatively impact the U.S. economic growth and inflation outlook. Against this backdrop, we believe the Federal Reserve's ability to raise short term interest rates has been materially reduced. This potentially more favorable interest rate outlook, when combined with the enhanced earnings power of our portfolio stemming from wider MBS spreads, could enhance future earnings, which provides us a reason to be optimistic about 2016. Portfolio returns could be further supported by either higher leverage or a reduction in aggregate hedge cost. Further spread widening on agency MBS, however, would likely have a negative impact on our net book value over the near term. For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 7A of this Annual Report on Form 10-K.
The funding landscape for agency MBS remained favorable over the course of 2015. Despite the reduction in market capacity stemming from new regulatory requirements for large financial intermediaries, we have been able to add new repo counterparties and maintain a significant amount of excess capacity. Moreover, our repo funding was diversified across 36 active repo counterparties as of December 31, 2015. The average rate on our agency repo borrowings increased 20 basis points over the year to 0.61% as of December 31, 2015, reflective of higher funding costs due to implementation of the new regulatory requirements for large financial intermediaries as well as the increase in the target Federal Funds rate implemented by the Federal Reserve in December.
In April 2015, our wholly-owned captive insurance subsidiary, OGI, was approved as a member of the FHLB of Des Moines, which provides an alternative source of funding for agency and certain other non-agency securities. Subsequently, on January 12, 2016, the FHFA released its final rule on proposed changes to regulations concerning FHLB membership criteria previously issued in September 2014. The final rule requires the termination of OGI's FHLB membership in February 2017 and requires repayment of all FHLB advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). Although we are disappointed in the FHFA’s ruling, we do not believe that the loss of OGI’s FHLB membership will have a material adverse impact on our business.
During 2015, we also formed a wholly-owned captive broker-dealer subsidiary, BES. BES is currently in the regulatory application process and expects to be operational in mid-2016. BES intends to become a member of the FICC, thereby providing us with access to additional repo agreement funding and TBA trade clearing capabilities. We view the development of such capabilities as being favorable to our business, but there can be no assurances that BES will be successful in receiving the regulatory approvals required to become operational or that BES will be successful in becoming a member of the FICC.
In October 2015, our Board of Directors approved a modification to our investment guidelines and approved limited investments of up to 10% of our assets in AAA non-agency and commercial mortgage-backed securities, which we refer collectively to as AAA non-agency MBS. We believe this modification to our investment guidelines offers incremental return potential with limited credit exposure, while ensuring that our investment portfolio remains highly liquid.
Share Repurchases
During the fiscal year 2015, we repurchased approximately 15.3 million shares, or 4.3%, of our common stock at an average repurchase price of $18.58 per share, including expenses, totaling $285 million. Our decision to repurchase shares of our common stock is based on a variety of factors, including our price to net book value ratio, an assessment of the overall investment landscape for relevant assets, our views on interest rates and our overall expectations about the drivers and sustainability of share price weakness, among other factors. Since commencing a stock repurchase program in the fourth quarter of 2012, we have repurchased 61.7 million shares, or 15.5%, of our outstanding common stock for total consideration of approximately $1.3 billion, including expenses. As of December 31, 2015, we had $707 million available under our current Board of Directors’ authorization for repurchases of our common stock through December 31, 2016.

Market Information
The following table summarizes interest rates and prices of generic fixed rate agency MBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2014	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Dec. 31, 2015 vs Dec. 31, 2014
LIBOR:
1-Month	0.17%	0.18%	0.19%	0.19%	0.43%	+0.26	bps
3-Month	0.26%	0.27%	0.28%	0.33%	0.61%	+0.35	bps
6-Month	0.36%	0.40%	0.44%	0.53%	0.85%	+0.49	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.67%	0.56%	0.64%	0.64%	1.06%	+0.39	bps
3-Year U.S. Treasury	1.08%	0.88%	0.99%	0.92%	1.32%	+0.24	bps
5-Year U.S. Treasury	1.65%	1.37%	1.63%	1.37%	1.77%	+0.12	bps
10-Year U.S. Treasury	2.17%	1.93%	2.33%	2.06%	2.27%	+0.10	bps
30-Year U.S. Treasury	2.75%	2.54%	3.10%	2.88%	3.01%	+0.26	bps
Interest Rate Swap Rate:
2-Year Swap	0.89%	0.81%	0.89%	0.76%	1.17%	+0.28	bps
3-Year Swap	1.29%	1.11%	1.24%	0.99%	1.41%	+0.12	bps
5-Year Swap	1.77%	1.53%	1.77%	1.40%	1.73%	-0.04	bps
10-Year Swap	2.29%	2.03%	2.44%	2.01%	2.19%	-0.10	bps
30-Year Swap	2.70%	2.39%	2.92%	2.53%	2.62%	-0.08	bps
30-Year Fixed Rate MBS Price:
3.0%	$101.22	$102.25	$99.58	$101.34	$100.01	-$1.21
3.5%	$104.28	$105.05	$103.02	$104.31	$103.18	-$1.10
4.0%	$106.75	$106.92	$105.91	$106.67	$105.83	-$0.92
4.5%	$108.56	$109.08	$108.09	$108.41	$108.00	-$0.56
15-Year Fixed Rate MBS Price:
2.5%	$101.81	$102.71	$101.17	$101.94	$100.80	-$1.01
3.0%	$103.91	$104.83	$103.57	$104.11	$103.02	-$0.89
3.5%	$105.61	$106.09	$105.44	$105.61	$104.72	-$0.89
4.0%	$106.06	$105.59	$105.06	$104.77	$104.41	-$1.65
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes recent prepayment trends for our investment portfolio during fiscal year 2015:

Annualized Monthly Constant Prepayment Rates [1]	Jan. 2015	Feb. 2015	Mar. 2015	Apr. 2015	May 2015	Jun. 2015	Jul. 2015	Aug. 2015	Sep. 2015	Oct. 2015	Nov. 2015	Dec. 2015
AGNC portfolio	9%	8%	9%	12%	11%	12%	13%	13%	11%	11%	9%	9%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of December 31, 2015 and 2014, our investment portfolio consisted of $52.5 billion and $56.7 billion of MBS, respectively, and a $7.4 billion and $14.8 billion net long TBA position, at fair value, respectively. The following table is a summary of our investment portfolio as of December 31, 2015 and 2014 (dollars in millions):

	December 31, 2015				December 31, 2014
MBS and TBA Securities	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate agency securities:
≤ 15-year
≤ 15-year	$16,725	$16,865	3.25%	28%	$22,694	$23,021	3.20%	32%
15-year TBA securities	295	293	3.38%	1%	3,348	3,360	2.78%	5%
Total ≤ 15-year	17,020	17,158	3.25%	29%	26,042	26,381	3.15%	37%
20-year	1,061	1,088	3.48%	2%	1,232	1,272	3.49%	2%
30-year
30-year	32,790	32,570	3.70%	54%	30,019	30,180	3.82%	42%
30-year TBA securities	7,135	7,150	3.34%	12%	11,228	11,408	3.17%	16%
Total 30-year	39,925	39,720	3.63%	66%	41,247	41,588	3.63%	58%
Total fixed rate agency securities	58,006	57,966	3.52%	97%	68,521	69,241	3.45%	97%

Adjustable rate agency securities	484	495	3.05%	1%	659	678	3.29%	1%

AAA non-agency securities	114	113	3.50%	—%	—	—	—%	—%

CMO agency securities:
CMO	973	990	3.40%	2%	1,172	1,195	3.37%	2%
Interest-only strips	152	179	5.28%	—%	179	203	5.46%	—%
Principal-only strips	165	174	—%	—%	193	199	—%	—%
Total CMO agency securities	1,290	1,343	3.97%	2%	1,544	1,597	4.02%	2%

Total MBS and TBA securities	$59,894	$59,917	3.53%	100%	$70,724	$71,516	3.47%	100%
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2015 and 2014, our TBA position had a net carrying value of $14 million and $192 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The following tables summarize certain characteristics of our agency MBS fixed rate portfolio, inclusive of our net TBA position as of December 31, 2015 and 2014 (dollars in millions):

	December 31, 2015
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,162	$4,238	$4,221	47%	101.8%	2.97%	2.04%	38	8%
3.0%	4,178	4,307	4,319	73%	103.1%	3.50%	2.22%	43	9%
3.5%	4,332	4,489	4,557	88%	103.6%	3.95%	2.53%	51	10%
4.0%	3,439	3,591	3,662	89%	104.4%	4.40%	2.71%	60	11%
4.5%	372	390	394	98%	104.9%	4.87%	3.04%	64	12%
≥ 5.0%	5	5	5	28%	103.8%	6.51%	4.54%	97	13%
Total ≤ 15-year	16,488	17,020	17,158	75%	103.2%	3.71%	2.38%	48	10%
20-year
≤ 3.0%	287	285	294	28%	99.3%	3.55%	3.11%	31	8%
3.5%	600	613	628	64%	102.2%	4.05%	3.04%	33	10%
4.0%	66	69	70	48%	104.5%	4.54%	2.97%	52	11%
4.5%	84	90	92	99%	106.7%	4.90%	3.03%	61	10%
≥ 5.0%	4	4	4	—%	106.1%	5.92%	3.35%	92	18%
Total 20-year:	1,041	1,061	1,088	56%	101.9%	4.03%	3.06%	37	9%
30-year:
≤ 3.0%	6,837	6,852	6,845	2%	100.6%	3.59%	2.92%	31	6%
3.5%	16,627	17,383	17,188	51%	104.7%	4.09%	2.84%	26	7%
4.0%	12,888	13,733	13,687	57%	106.7%	4.54%	2.99%	29	8%
4.5%	1,524	1,629	1,664	87%	106.8%	4.96%	3.39%	55	9%
5.0%	148	158	163	66%	106.4%	5.45%	3.74%	92	11%
≥ 5.5%	155	170	173	38%	109.5%	6.20%	3.40%	109	16%
Total 30-year	38,179	39,925	39,720	46%	105.2%	4.27%	2.93%	30	8%
Total fixed rate	$55,708	$58,006	$57,966	55%	104.5%	4.08%	2.75%	36	8%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $98,000 for 15-year and 30-year securities, respectively, as of December 31, 2015.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 110% and 127% for 15-year and 30-year securities, respectively, as of December 31, 2015. Includes $0.9 billion and $4.0 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2015.

	December 31, 2014
	Includes Net TBA Position				Excludes Net TBA Position
Agency Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$7,828	$7,972	$7,993	30%	102.0%	2.96%	2.03%	26	8%
3.0%	7,635	7,897	7,950	48%	103.1%	3.50%	2.25%	31	9%
3.5%	4,726	4,889	5,017	99%	103.6%	3.95%	2.56%	41	10%
4.0%	4,569	4,776	4,906	89%	104.5%	4.40%	2.72%	49	12%
4.5%	478	501	508	97%	105.0%	4.87%	3.06%	52	12%
≥ 5.0%	6	7	7	26%	104.2%	6.46%	4.44%	84	14%
Total ≤ 15-year	25,242	26,042	26,381	61%	103.2%	3.65%	2.37%	36	10%
20-year
≤ 3.0%	324	322	334	28%	99.3%	3.55%	3.11%	19	7%
3.5%	698	713	736	63%	102.2%	4.05%	3.05%	22	10%
4.0%	80	84	86	47%	104.5%	4.53%	2.98%	40	11%
4.5%	101	108	111	99%	106.8%	4.89%	3.05%	49	11%
≥ 5.0%	5	5	5	—%	106.0%	5.91%	3.34%	79	20%
Total 20-year:	1,208	1,232	1,272	55%	102.0%	4.03%	3.06%	25	9%
30-year:
≤ 3.0%	6,887	6,875	6,969	2%	98.9%	3.58%	3.14%	19	6%
3.5%	17,970	18,748	18,765	49%	105.2%	3.98%	2.78%	27	7%
4.0%	12,644	13,398	13,551	61%	106.4%	4.43%	3.00%	20	9%
4.5%	1,699	1,807	1,868	96%	106.5%	4.96%	3.41%	43	10%
5.0%	183	194	203	65%	106.2%	5.45%	3.74%	80	12%
≥ 5.5%	207	225	232	36%	108.9%	6.23%	3.40%	96	18%
Total 30-year	39,590	41,247	41,588	47%	105.6%	4.28%	2.96%	25	8%
Total fixed rate	$66,040	$68,521	$69,241	53%	104.5%	4.01%	2.72%	29	9%
_______________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $96,000 for 15-year and 30-year securities, respectively, as of December 31, 2014.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTVs ≥ 80%. Our HARP securities had a weighted average LTV of 109% and 118% for 15-year and 30-year securities, respectively, as of December 31, 2014. Includes $0.9 billion and $3.1 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2014.
As of December 31, 2015 and 2014, the combined weighted average yield of our MBS portfolio, inclusive of interest and principal-only securities and AAA non-agency securities, was 2.78% and 2.74%, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans, or ARMs, have coupons linked to various indices. As of December 31, 2015 and 2014, our ARM securities had a weighted average next reset date of 46 months and 51 months, respectively.

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

Interest Income
The effective yield on our investment securities is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount of our investment securities and their contractual terms and we amortize or accrete premiums and discounts associated with the purchase of investment securities into interest income over the projected lives of our securities, including contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2015 was 104.6% of par value; therefore, faster actual or projected prepayments can have a meaningful negative impact, while slower actual or projected prepayments can have a meaningful positive impact, on our asset yields.
Future prepayment rates are difficult to predict and we rely on a third-party service provider and our Manager's experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. We use a third-party service to provide estimates for prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our Manager's judgment, we may make adjustments to their estimates.
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
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Prepayments can also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage. In addition, changes to underwriting standards, changes in house prices, further modifications to existing U.S. Government sponsored programs such as HARP, or the implementation of new programs can have a significant impact on the rate of prepayments. Further, GSE buyouts of loans that have defaulted, loans in imminent risk of default or loans that have been modified will generally be reflected as prepayments on agency securities and also increase the uncertainty around our estimates. Consequently, under different conditions, we could report materially different amounts. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Annual Report on Form 10-K includes the estimated change in our net interest income should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.
Fair Value of Investment Securities
We estimate the fair value of our mortgage securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and ask prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We generally obtain 3 to 6 quotes or prices (referred to as "marks") per security. We attempt to validate marks obtained from pricing services and broker dealers by comparing them to our recent completed transactions involving the same or similar securities on or near the reporting date. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently estimated.
We also evaluate our securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. However, with respect to the first condition, since the liquidity of the agency securities market, and to a somewhat lesser extent the AAA non-agency securities market, allows us to obtain competitive bids and execute on a sale transaction typically within a day of making the decision to sell a security, we generally do not make decisions to sell specific securities until shortly prior to initiating a sell order. In some instances, we may sell specific agency securities by delivering the securities into existing short to-be-announced ("TBA") contracts. TBA market conventions require the identification of the specific securities to be delivered no later than 48 hours prior to settlement. If we settle a short TBA contract through the delivery of securities, we will generally identify the specific securities to be delivered within one to two days before the 48-hour deadline.
If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. However, in evaluating if the third condition exists, our investments in agency securities typically would not have a credit component since the principal and interest are guaranteed by a GSE and, therefore, any unrealized loss is not the result of a credit loss. In addition, since we designate our mortgage securities as available-for-sale securities with unrealized gains and losses recognized in OCI, any impairment loss for non-credit components is already recognized in OCI.
Derivative Financial Instruments/Hedging Activity

We maintain a risk management strategy, under which we may use a variety of derivative instruments to economically hedge some of our exposure to market risks, including interest rate, prepayment and extension risks. Our risk management objective is to reduce fluctuations in net book value over a range of interest rate scenarios. The principal instruments that we use are interest rate swaps and swaptions. We also utilize TBA contracts for the forward purchase or sale of agency MBS securities on a generic pool basis and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and we may invest in mortgage and other types of derivatives, such as principal or interest-only securities.

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

FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014

Interest Income and Asset Yield
The following table summarizes our interest income for fiscal years 2015 and 2014 (dollars in millions):

	Fiscal Year 2015		Fiscal Year 2014
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$1,874	3.62%	$1,945	3.63%
Net premium amortization	(408)	(0.91)%	(473)	(1.00)%
Interest income	$1,466	2.71%	$1,472	2.63%
Actual portfolio CPR	10%		9%
Projected life CPR as of period end	8%		9%
Average 30-year fixed rate mortgage rate as of period end [1]	4.01%		3.87%
10-year U.S. Treasury rate as of period end	2.27%		2.17%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the decrease in interest income from fiscal year 2014 to 2015 (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Fiscal Year 2015 vs. 2014
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income	$(6)	$(53)	$47

The size of our average investment portfolio decreased in par value by 3% during fiscal year 2015, reflective of lower "at risk" leverage, partially offset by a relative shift from TBA dollar roll funded assets to repo funded assets. In accordance with

GAAP, we report TBA dollar roll income in gain/loss on derivative instruments and other securities, net in our accompanying consolidated financial statements and, therefore, our reported interest income excludes such amounts.
Our average asset yield increased by 8 bps during fiscal year 2015, primarily due to fluctuations in "catch-up" premium amortization cost recognized due to changes in our projected life CPR forecasts. We recognized "catch-up" premium amortization cost of $1 million for fiscal year 2015, compared to $53 million for fiscal year 2014. Excluding "catch-up" premium amortization adjustments, our average asset yield was 2.72% for fiscal year 2015, unchanged from fiscal year 2014.

Leverage
Our leverage was 5.8x and 5.3x our stockholders' equity as of December 31, 2015 and 2014, respectively, measured as the sum of our agency repurchase agreements ("agency repo"), FHLB advances and debt of consolidated VIEs (collectively referred to as "mortgage borrowings") and our net receivable / payable for unsettled agency securities divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") due to the temporary and highly liquid nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 6.8x and 6.9x our stockholders' equity as of December 31, 2015 and 2014, respectively. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repurchase agreement and other debt leverage calculations as measured from our consolidated balance sheets; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet funding liabilities. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our average and quarter-end mortgage borrowings, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2015	$47,018	$50,078	$46,077	$7,796	$7,430	5.8:1	6.8:1	5.8:1	6.8:1
September 30, 2015	$43,308	$46,049	$44,683	$9,434	$7,265	5.1:1	6.2:1	5.9:1	6.8:1
June 30, 2015	$50,410	$55,097	$45,860	$5,973	$7,104	5.6:1	6.2:1	5.3:1	6.1:1
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	5.8:1	6.5:1	5.8:1	6.4:1
December 31, 2014	$45,554	$49,170	$49,150	$18,492	$14,576	4.9:1	6.9:1	5.3:1	6.9:1
September 30, 2014	$46,694	$50,989	$44,368	$15,680	$17,769	5.0:1	6.7:1	4.8:1	6.7:1
June 30, 2014	$50,448	$52,945	$48,362	$13,963	$18,184	5.6:1	7.1:1	5.0:1	6.9:1
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	6.7:1	7.2:1	5.9:1	7.6:1
_______________________

1.	Mortgage borrowings includes agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average leverage during the period was calculated by dividing the sum of our daily weighted average mortgage borrowings outstanding by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

4.	Average "at risk" leverage during the period includes the components of "average leverage during the period," plus our daily weighted average net TBA position (at cost) during the period.

5.
Leverage as of period end was calculated by dividing the sum of the amount of mortgage borrowings outstanding and net payables and receivables for unsettled agency securities by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

6.	"At risk" leverage as of period end includes the components of "leverage as of period end," plus the cost basis (or contract price) of our net TBA position.

Interest Expense and Cost of Funds

Our interest expense is comprised of interest expense on our mortgage borrowings and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Our mortgage borrowings primarily consist of agency repurchase agreements and FHLB advances. Upon our election to discontinue hedge accounting under GAAP as of

September 30, 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap.
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our mortgage borrowings outstanding, includes periodic interest costs on our interest rate swaps reported in gain/loss on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees, forward starting swaps and costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position, but does, however, include interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, our cost of funds measured as a percentage of our outstanding mortgage borrowings is higher than if we allocated a portion of our swap hedge costs to our TBA dollar roll funded assets.
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for fiscal years 2015 and 2014 (dollars in millions):

	Fiscal Year 2015		Fiscal Year 2014
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Interest expense on mortgage borrowings	$229	0.47%	$216	0.43%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	101	0.21%	156	0.31%
Total interest expense	330	0.68%	372	0.74%
Other periodic interest costs of interest rate swaps, net	393	0.81%	330	0.66%
Total adjusted net interest expense and cost of funds	$723	1.49%	$702	1.40%
 _______________________

1.	Percent of our average mortgage borrowings outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our average mortgage borrowings and the size of our average interest rate swap balance outstanding during the period (excluding forward starting swaps), and the average interest rate on our borrowings and the average net pay rate on our interest rates swaps. The 9 bps increase in our average cost of funds during fiscal year 2015 was largely due to higher interest rates on our borrowings and a higher ratio of interest rate swaps outstanding to our average mortgage borrowings. The following is a summary of the estimated impact of these elements on changes in our adjusted net interest expense from fiscal year 2014 to 2015 (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Fiscal Year 2015 vs. 2014
		Due to Change in Average
	Total Increase	Borrowing / Swap Balance	Borrowing / Swap Rate
Interest expense on mortgage borrowings	$13	$(6)	$19
Periodic interest rate swap costs [1]	8	18	(10)
Total change in adjusted net interest expense	$21	$12	$9
_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The table below presents a summary of our average mortgage borrowings outstanding and our average interest rates swaps outstanding, excluding forward starting swaps, for fiscal years 2015 and 2014 (dollars in millions):

	Fiscal Year
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2015	2014
Average mortgage borrowings	$48,641	$50,015
Average notional amount of interest rate swaps (excluding forward starting swaps)	$35,220	$33,988
Average ratio of interest rate swaps to mortgage borrowings	72%	68%

Weighted average pay rate on interest rate swaps	1.68%	1.64%
Weighted average receive rate on interest rate swaps	0.28%	0.21%
Weighted average net pay rate on interest rate swaps	1.40%	1.43%

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
Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 81% for fiscal year 2015, compared to 58% for fiscal year 2014.

	Fiscal Year
Average Ratio of Interest Rate Swaps Outstanding (Including Forward Starting Swaps) to Mortgage Borrowings and Net TBA Position	2015	2014
Average mortgage borrowings	$48,641	$50,015
Average net TBA position - at cost	7,547	13,212
Total average mortgage borrowings and net TBA position	$56,188	$63,227
Average notional amount of interest rate swaps (including of forward starting swaps)	$45,446	$36,408
Average ratio of interest rate swaps to mortgage borrowings and net TBA position	81%	58%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for fiscal years 2015 and 2014 (dollars in millions):

	Fiscal Year
	2015	2014
Net interest income	$1,136	$1,100
Other periodic interest costs of interest rate swaps, net [1]	(393)	(330)
Dividend from REIT equity securities [1]	6	20
TBA dollar roll income [1]	237	505
Adjusted net interest income	986	1,295
Operating expenses	139	141
Net spread and dollar roll income	847	1,154
Dividend on preferred stock	28	23
Net spread and dollar roll income available to common stockholders	819	1,131
Estimated "catch-up" premium amortization cost due to change in CPR forecast	1	53
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$820	$1,184

Weighted average number of common shares outstanding - basic and diluted	348.6	353.3
Net spread and dollar roll income per common share - basic and diluted	$2.35	$3.20
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$2.35	$3.35
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for fiscal year 2015 decreased to $2.35 per common share from $3.35 per common share for fiscal year 2014, due to the combination of lower "at risk" leverage, a decline in TBA dollar roll income and a higher cost of funds. The decline in dollar roll income was a function of a smaller average net TBA dollar roll position, as well as an increase in implied TBA financing rates.
Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds), excluding catch-up premium amortization cost, was approximately 1.48% for fiscal year 2015, compared to 1.83% for fiscal year 2014. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.48% for fiscal year 2015, compared to 1.75% for fiscal year 2014.

Gain (Loss) on Sale of Agency Securities, Net
The following table is a summary of our net gain (loss) on sale of agency MBS for fiscal years 2015 and 2014 (in millions):

	Fiscal Year
	2015	2014
Agency MBS sold, at cost	$(27,578)	$(30,123)
Proceeds from agency MBS sold [1]	27,555	30,174
Net gain (loss) on sale of agency MBS	$(23)	$51

Gross gain on sale of agency MBS	$98	$172
Gross loss on sale of agency MBS	(121)	(121)
Net gain (loss) on sale of agency MBS	$(23)	$51
 _______________________

1.	Proceeds include cash received during the period, plus receivable for agency MBS sold during the period as of period end.

Asset sales primarily resulted from leverage adjustments and portfolio repositioning. We did not have any sales of non-agency securities during either of the periods presented.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2015 and 2014 (in millions):

	Fiscal Year
	2015	2014
Periodic interest costs of interest rate swaps, net	$(393)	$(330)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	237	505
TBA securities - mark-to-market net gain	246	416
Payer swaptions	(77)	(171)
Receiver swaptions	15	(1)
U.S. Treasury securities - long position	(33)	7
U.S. Treasury securities - short position	(72)	(378)
U.S. Treasury futures - short position	(21)	(34)
Interest rate swap termination fees	(327)	(127)
REIT equity securities	4	71
Other	1	(10)
Total realized gain (loss) on derivative instruments and other securities, net	(27)	278
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net (loss) gain	(178)	196
Interest rate swaps	(212)	(1,381)
Payer swaptions	42	(22)
Receiver swaptions	(11)	12
Interest and principal-only strips	5	32
U.S. Treasury securities - long position	(5)	59
U.S. Treasury securities - short position	4	(42)
U.S. Treasury futures - short position	9	(42)
Debt of consolidated VIEs	16	(10)
REIT equity securities	(9)	4
Other	—	3
Total unrealized gain (loss) on derivative instruments and other securities, net	(339)	(1,191)
Total gain (loss) on derivative instruments and other securities, net	$(759)	$(1,243)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $116 million and $119 million for fiscal year 2015 and 2014, respectively. The decline in our management fees was a function of our smaller capital base due to the combination of share repurchases and net losses realized on our portfolio.
General and administrative expenses were $23 million and $22 million for fiscal year 2015 and 2014, respectively. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense.
Our total annualized operating expense as a percentage of our average stockholders' equity was 1.58% and 1.52% for fiscal years 2015 and 2014, respectively.

Dividends and Income Taxes
For fiscal years 2015 and 2014, we had estimated taxable income available to common stockholders of $431 million and $439 million (or $1.24 and $1.24 per common share), respectively.
As a REIT, we are required to distribute annually 90% of our ordinary taxable income to maintain our status as a REIT and all of our taxable income to avoid federal and state corporate income taxes. We can treat dividends declared by September 15 and paid by December 31 as having been a distribution of our taxable income for our prior tax year ("spill-back provision"). Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses associated with interest rate swaps and other derivatives and securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.
The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2015 and 2014 (dollars in millions):

	Fiscal Year
	2015	2014
Net income (loss)	$215	$(233)
Estimated book to tax differences:
Premium amortization, net	(32)	34
Realized gain/loss, net	14	495
Net capital loss/(utilization of net capital loss carryforward)	(77)	(1,024)
Unrealized gain/loss, net	339	1,191
Other	—	(1)
Total book to tax differences	244	695
Estimated REIT taxable income	459	462
Dividend on preferred stock	28	23
Estimated REIT taxable income available to common stockholders	$431	$439
Weighted average number of common shares outstanding - basic and diluted	348.6	353.3
Estimated REIT taxable income per common share - basic and diluted	$1.24	$1.24

Beginning cumulative non-deductible net capital loss	$761	$1,785
Utilization of net capital loss carryforward	(77)	(1,024)
Ending cumulative non-deductible net capital loss	$684	$761
Ending cumulative non-deductible net capital loss per ending common share	$2.03	$2.16
As of December 31, 2015, we had $684 million (or $2.03 per common share) of net capital loss carryforwards, which can be carried forward and applied against future net capital gains through fiscal year 2018.
As of December 31, 2015 and 2014, we had distributed all of our estimated taxable income for fiscal years 2015 and 2014, respectively. Accordingly, we do not expect to incur an income tax or excise tax liability on our 2015 taxable income, nor did we incur such liabilities on our 2014 taxable income.

The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during fiscal years 2015 and 2014:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
December 31, 2015	$0.50000	$0.484375	$0.60
September 30, 2015	0.50000	0.484375	0.60
June 30, 2015	0.50000	0.484375	0.62
March 31, 2015	0.50000	0.484375	0.66
Total	$2.00000	$1.937500	$2.48

December 31, 2014	$0.50000	$0.484375	$0.66
September 30, 2014	0.50000	0.484375	0.65
June 30, 2014	0.50000	0.360590	0.65
March 31, 2014	0.50000	—	0.65
Total	$2.00000	$1.329340	$2.61

Other Comprehensive Income (Loss)
The following table summarizes the components of our other comprehensive income (loss) for fiscal years 2015 and 2014 (in millions):

	Fiscal Year
	2015	2014
Unrealized gain (loss) on available-for-sale securities, net:
Unrealized gain (loss), net	$(620)	$1,708
Reversal of prior period unrealized (gain) loss, net, upon realization	23	(51)
Unrealized gain (loss) on available-for-sale securities, net:	(597)	1,657
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	101	156
Total other comprehensive income (loss)	$(496)	$1,813

FISCAL YEAR 2014 COMPARED TO FISCAL YEAR 2013:

Interest Income and Asset Yield
The following table summarizes our interest income for the fiscal years 2014 and 2013 (dollars in millions):

	Fiscal Year 2014		Fiscal Year 2013
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$1,945	3.63%	$2,710	3.59%
Net premium amortization	(473)	(1.00)%	(517)	(0.82)%
Interest income	$1,472	2.63%	$2,193	2.77%
Actual portfolio CPR	9%		10%
Projected life CPR as of period end	9%		7%
Average 30-year fixed rate mortgage rate as of period end [1]	3.87%		4.48%
10-year U.S. Treasury rate as of period end	2.17%		3.01%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The following is a summary of the estimated impact of the principal elements impacting our interest income on the decline in interest income from fiscal year 2013 to 2014 (in millions):

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

Leverage
Our leverage was 5.3x and 7.3x our stockholders' equity as of December 31, 2014 and 2013, respectively. Inclusive of our net TBA position, our total "at risk" leverage was 6.9x and 7.5x our stockholders' equity as of December 31, 2014 and 2013, respectively.

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

The following is a summary of the estimated impact of the principal elements impacting our adjusted net interest expense on changes in our adjusted net interest expense for from fiscal year 2013 to 2014 (in millions):

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

2.
Includes amounts recognized in interest expense and in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

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
General and administrative expenses were $22 million and $32 million for fiscal years 2014 and 2013, respectively. Our general and administrative expenses for such periods primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. The decline in our general and administrative expenses was largely due to a smaller average portfolio size.
Our total operating expense as a percentage of our average stockholders' equity was 1.52% and 1.61% as of December 31, 2014 and 2013, respectively.

Dividends and Income Taxes
For fiscal years 2014 and 2013, we had estimated taxable income available to common shareholders of $439 million and $940 million (or $1.24 and $2.48 per common share), respectively.
The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2014 and 2013 (dollars in millions):

	Fiscal Year
	2014	2013
Net (loss) income	$(233)	$1,259
Estimated book to tax differences:
Premium amortization, net	34	(137)
Realized losses (gains), net	495	(414)
Capital loss (carryforward) / in excess of capital gain	(1,024)	1,785
Unrealized losses (gains), net	1,191	(1,546)
Other	(1)	7
Total book to tax differences	695	(305)
Estimated REIT taxable income	462	954
Dividend on preferred stock	23	14
Estimated REIT taxable income available to common shareholders	$439	$940
Weighted average number of common shares outstanding - basic and diluted	353.3	379.1
Estimated REIT taxable income per common share - basic and diluted	$1.24	$2.48

Beginning cumulative non-deductible capital losses	$1,785	$—
Non-deductible capital losses in excess of capital gains	—	1,785
Utilization of capital loss carryforward	(1,024)	—
Ending cumulative non-deductible capital losses	$761	$1,785
Ending cumulative non-deductible capital losses per common share	$2.16	$5.01
Taxable income for fiscal year 2014 excludes $1.0 billion of estimated net capital gains, which were applied against our prior year net capital loss carryforward. Taxable income for fiscal year 2013 excludes $1.8 billion of non-deductible net capital losses. Net capital losses can be carried forward and applied against future net capital gains for up to five years.
For fiscal years 2014 and 2013, we distributed all of our taxable income within the limits prescribed by the Internal Revenue Code. Accordingly, we did not incur an income tax liability on our 2014 and 2013 taxable income. However, we did not distribute the required minimum amount of taxable income during fiscal year 2013 pursuant to federal excise tax requirements and we recognized an excise tax provision of $3 million for fiscal year 2013. Additionally, for fiscal year 2013, we recorded an income tax provision of $10 million attributable to our TRS.

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

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, asset sales, receipts of monthly principal and interest payments on our investment portfolio and equity offerings. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. Our leverage may vary periodically depending on market conditions and our Manager's assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
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
As of December 31, 2015, we had $41.7 billion of repurchase agreements outstanding used to fund acquisitions of agency securities and we had an additional $25 million of repurchase agreements outstanding used to fund temporary holdings of U.S. Treasury securities, which we exclude from our leverage measurements due to the highly liquid and temporary nature of these investments. Our "at risk" leverage ratio was 6.8x as of December 31, 2015, compared to 6.9x as of December 31, 2014, measured as the sum of our mortgage borrowings (primarily consisting of our agency repurchase agreements), our net TBA position (at cost) and our net receivable / payable for unsettled mortgage securities divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Excluding our net TBA position, our leverage ratio was 5.8x our stockholders' equity as of December 31, 2015, compared to 5.3x as of December 31, 2014.
As of December 31, 2015, our agency repurchase agreements had a weighted average cost of funds of 0.61% and a weighted average remaining days-to-maturity of 173 days, compared 0.41% and 143 days, respectively, as of December 31, 2014.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2015, we had master repurchase agreements with 36 financial institutions located throughout North America, Europe and Asia. As of December 31, 2015, less than 5% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 12% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2015. For further details regarding our borrowings under repurchase agreements and concentration of credit risk as of December 31, 2015, please refer to Notes 4 and 6 to our Consolidated Financial Statements in this Annual Report on Form 10-K.

	December 31, 2015
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	18	61%
Europe	13	25%
Asia	5	14%
	36	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout fiscal year 2015, haircuts on our pledged collateral remained stable and as of December 31, 2015, our weighted average haircut was approximately 5% of the value of our collateral.
Under our repurchase agreements, we may be required to pledge additional assets to the repurchase agreement counterparties in the event the estimated fair value of the existing pledged collateral under such agreements declines and such counterparties demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the value of our securities securing our repurchase agreements and prepayments on the mortgages securing such securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations of securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. However, in certain circumstances under certain of our repurchase agreements our lenders have the sole discretion to determine their value. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of December 31, 2015, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $3.0 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
During 2015, we formed a wholly-owned captive broker-dealer subsidiary, BES. BES is currently in the regulatory application process and expects to be operational in mid-2016. BES intends to become a member of the FICC, thereby providing us with additional repurchase agreement funding and TBA trade clearing capabilities. There can be no assurances that BES will be successful in receiving the regulatory approvals required to become operational or that BES will be successful in becoming a member of the FICC.
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
Excluding centrally cleared interest rate swaps, as of December 31, 2015, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts. (See Notes 2 and 5 to our Consolidated Financial Statements in this Annual Report on Form 10-K).

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2015, we had a net long TBA position with a market value and total contract price of $7.4 billion and a total net carrying value of $14 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Annual Report on Form 10-K.

Our TBA dollar roll contracts are also subject to margin requirements governed by the MBSD of the FICC and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing, we believe that we will have adequate sources of liquidity to meet such obligations.
Federal Home Loan Bank Membership

In April 2015, our wholly-owned captive insurance subsidiary, OGI, was approved as a member of the FHLB of Des Moines. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans, called "advances." In January 2016, the FHFA released its final rule on changes to regulations concerning FHLB membership criteria. The final rule terminates OGI's FHLB membership and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). As of December 31, 2015, we had $3.8 billion of FHLB advances outstanding with a weighted average interest rate of 0.53% and a weighted average remaining days to maturity of 141 days up to February 2017. Termination of our FHLB membership could negatively impact our liquidity position, however, since FHLB advances do not represent our primary source of funding, we believe that we will have adequate alternative sources of funding upon such termination.

FHLB members may use a variety of real estate related assets, including agency MBS and AAA non-agency securities, as collateral for advances. The ability to borrow from the FHLB during the duration of our FHLB membership is subject to our subsidiary's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. Each advance requires approval by the FHLB and is secured by collateral in accordance with the FHLB’s credit and collateral guidelines, as may be revised from time to time by the FHLB. In addition, membership in the FHLB obligates OGI to purchase membership and activity-based stock in the FHLB, the latter dependent upon the aggregate amount of advances obtained from the FHLB.

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

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by SIFMA. We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of December 31, 2015, approximately 90% of our fixed rate agency MBS portfolio was eligible for TBA delivery.
Equity Capital
To the extent we raise additional equity capital through follow-on equity offerings, our at-the-market offering program or under our dividend reinvestment and direct stock purchase plan, we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our funding liabilities and for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current net asset value per common share, among other conditions, we may repurchase shares of our common stock.

Common Stock Repurchase Program
Our Board of Directors adopted a program that authorizes repurchases of our common stock up to $2 billion. In October 2015, our Board of Directors extended its authorization through December 31, 2016. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During fiscal year 2015, we repurchased 15.3 million shares of our common stock at an average repurchase price of $18.58 per share, including expenses, totaling $285 million. As of December 31, 2015, the total remaining amount authorized for repurchases of our common stock was $707 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2015, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of December 31, 2015, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, FHLB advances and related interest expense (in millions):

	Fiscal Year
	2016	2017	2018	2019	2020	Total
Repurchase agreements and FHLB advances	$39,464	$2,593	$650	$1,300	$1,500	$45,507
Interest expense[1]	80	35	25	16	1	157
Total	$39,544	$2,628	$675	$1,316	$1,501	$45,664
________________________

1.	Interest expense is calculated based on the weighted average interest rates on our repurchase agreements and FHLB advances as of December 31, 2015.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk and credit risk.
Interest Rate Risk
Interest rate risk is highly sensitive to many factors, including governmental monetary and tax policies, domestic and international economic and political considerations and other factors beyond our control.
Changes in the general level of interest rates can affect our net interest income, which is the difference between the interest income earned on interest-earning assets and the interest expense incurred in connection with our interest-bearing liabilities, by affecting the spread between our interest-earning assets and interest-bearing liabilities. Changes in the level of interest rates can also affect the rate of prepayments of our securities and the value of the mortgage securities that constitute our investment portfolio, which affects our net income and ability to realize gains from the sale of these assets and impacts our ability and the amount that we can borrow against these securities.
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
Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the estimated percentage change in market value of our mortgage assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. The duration of our investment portfolio changes with interest rates and tends to increase when rates rise and decrease when rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.
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
The table below quantifies the estimated changes in: net interest income (including periodic interest costs on our interest rate swaps); the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and our net asset value as of December 31, 2015 and 2014 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2015 and 2014. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of December 31, 2015
-100 Basis Points	-17.3%	-0.4%	-2.8%
-50 Basis Points	-4.2%	+0.1%	+0.6%
+50 Basis Points	+2.0%	-0.5%	-3.7%
+100 Basis Points	+2.5%	-1.2%	-9.4%

As of December 31, 2014
-100 Basis Points	-14.5%	-0.6%	-4.7%
-50 Basis Points	-3.3%	+0.1%	+0.5%
+50 Basis Points	+0.9%	-0.5%	-3.8%
+100 Basis Points	-0.4%	-1.2%	-9.6%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 8% and 9% as of December 31, 2015 and 2014, respectively. As of December 31, 2015, rate shock scenarios assume a forecasted CPR of 12%, 10%, 8% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2014, rate shock scenarios assume a forecasted CPR of 14%, 11%, 8% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR and does not include dividend income from investments in other REITs. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
We may reinvest principal repayments at a yield that is lower or higher than the yield on the repaid investment, thus affecting our net interest income by altering the average yield on our assets. We also amortize or accrete premiums and discounts associated with the purchase of mortgage securities into interest income over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. Our policy for estimating prepayment speeds for calculating the effective yield is to evaluate published prepayment data for similar securities, market consensus and current market conditions. If the actual prepayment experienced differs from our estimate of prepayments, we will be required to make an adjustment to the amortization or accretion of premiums and discounts that would have an impact on future income.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of December 31, 2015 and 2014 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.2 years and 5.3 years as of December 31, 2015 and 2014, respectively, based on interest rates and MBS prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of December 31, 2015
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements, FHLB advances and other short-term funding agreements.  As of December 31, 2015, we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $3.0 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll such funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Extension Risk
The projected weighted-average life and estimated duration, or interest rate sensitivity, of our investments is based on our Manager's assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise.  These swaps (or swaptions) allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our funding liabilities.
However, if prepayment rates decrease in a rising interest rate environment, the average life or duration of our fixed rate assets generally extends. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our fixed rate securities to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains.  In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
Credit Risk

We are exposed to credit risk relating to potential losses that could be recognized on our non-agency securities due to delinquency, foreclosure and related losses on the underlying mortgage loans, and to counterparty credit risk relating to potential losses on our repurchase agreements, other debt and derivative contracts in the event that the counterparties fail to perform their obligations under such agreements. The amount of assets we pledge as collateral in accordance with our agreements varies over time based on the market value and notional amount of such assets as well as the value of our derivative contracts. In the event of a default by a counterparty, we may not receive payments provided for under the terms of our agreements and may have difficulty obtaining our assets pledged as collateral under such agreements. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. We seek to manage credit risk related to investments in non-agency securities through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to limit our non-agency mortgage investments to investment grade, AAA rated securities and to up to 10% of our portfolio. However, there is no guarantee our efforts to manage credit risk will be successful and we could suffer significant losses if unsuccessful.

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

The consolidated financial statements have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States) as of December 31, 2015 and 2014 and fiscal years 2015, 2014 and 2013. The independent registered public accounting firm's responsibility is to express an opinion as to the fairness with which such consolidated financial statements present our financial position, results of operations and cash flows in accordance with accounting principles generally accepted in the United States.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2015, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2015. The effectiveness of our internal control over financial reporting as of December 31, 2015 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Annual Report on Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited American Capital Agency Corp.’s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). American Capital Agency Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, American Capital Agency Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2015, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of American Capital Agency Corp. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2015 of American Capital Agency Corp., and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2016

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of American Capital Agency Corp.

We have audited the accompanying consolidated balance sheets of American Capital Agency Corp. as of December 31, 2015 and 2014, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2015. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of American Capital Agency Corp. at December 31, 2015 and 2014, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2015, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), American Capital Agency Corp.'s internal control over financial reporting as of December 31, 2015, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2016 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 23, 2016

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2015	2014
Assets:
Agency securities, at fair value (including pledged securities of $48,380 and $51,629, respectively)	$51,331	$55,482
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	1,029	1,266
Non-agency securities, at fair value (including pledged securities of $113 and $0, respectively)	113	—
U.S. Treasury securities, at fair value (including pledged securities of $25 and $2,375, respectively)	25	2,427
REIT equity securities, at fair value	33	68
Cash and cash equivalents	1,110	1,720
Restricted cash and cash equivalents	1,281	713
Derivative assets, at fair value	81	408
Receivable for securities sold (including pledged securities of $0 and $79, respectively)	—	239
Receivable under reverse repurchase agreements	1,713	5,218
Other assets	305	225
Total assets	$57,021	$67,766
Liabilities:
Repurchase agreements	$41,754	$50,296
Federal Home Loan Bank advances	3,753	—
Debt of consolidated variable interest entities, at fair value	595	761
Payable for securities purchased	182	843
Derivative liabilities, at fair value	935	890
Dividends payable	74	85
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	1,696	5,363
Accounts payable and other accrued liabilities	61	100
Total liabilities	49,050	58,338
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600.0 shares authorized;
337.5 and 352.8 shares issued and outstanding, respectively	3	4
Additional paid-in capital	10,048	10,332
Retained deficit	(2,350)	(1,674)
Accumulated other comprehensive (loss) income	(66)	430
Total stockholders' equity	7,971	9,428
Total liabilities and stockholders' equity	$57,021	$67,766
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2015	2014	2013
Interest income:
Interest income	$1,466	$1,472	$2,193
Interest expense	330	372	536
Net interest income	1,136	1,100	1,657
Other gain (loss), net:
Gain (loss) on sale of agency securities, net	(23)	51	(1,408)
Gain (loss) on derivative instruments and other securities, net	(759)	(1,243)	1,191
Total other loss, net	(782)	(1,192)	(217)
Expenses:
Management fees	116	119	136
General and administrative expenses	23	22	32
Total expenses	139	141	168
Income (loss) before income tax	215	(233)	1,272
Provision for income tax, net	—	—	13
Net income (loss)	215	(233)	1,259
Dividend on preferred stock	28	23	14
Net income (loss) available (attributable) to common stockholders	$187	$(256)	$1,245

Net income (loss)	$215	$(233)	$1,259
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(597)	1,657	(3,127)
Unrealized gain on derivative instruments, net	101	156	189
Other comprehensive income (loss)	(496)	1,813	(2,938)
Comprehensive income (loss)	(281)	1,580	(1,679)
Dividend on preferred stock	28	23	14
Comprehensive income (loss) available (attributable) to common stockholders	$(309)	$1,557	$(1,693)

Weighted average number of common shares outstanding - basic and diluted	348.6	353.3	379.1
Net income (loss) per common share - basic and diluted	$0.54	$(0.72)	$3.28
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31 2012	6.9	$167	338.9	$3	$9,460	$(289)	$1,555	$10,896
Net income	—	—	—	—	—	1,259	—	1,259
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(3,127)	(3,127)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	189	189
Issuance of common stock	—	—	57.5	1	1,802	—	—	1,803
Repurchase of common stock	—	—	(40.2)	—	(856)	—	—	(856)
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Common dividends declared	—	—	—	—	—	(1,453)	—	(1,453)
Balance, December 31, 2013	6.9	167	356.2	4	10,406	(497)	(1,383)	8,697
Net loss	—	—	—	—	—	(233)	—	(233)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,657	1,657
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	156	156
Issuance of preferred stock	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(23)	—	(23)
Common dividends declared	—	—	—	—	—	(921)	—	(921)
Balance, December 31, 2014	6.9	336	352.8	4	10,332	(1,674)	430	9,428
Net income	—	—	—	—	—	215	—	215
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(597)	(597)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	101	101
Repurchase of common stock	—	—	(15.3)	(1)	(284)	—	—	(285)
Preferred dividends declared	—	—	—	—	—	(28)	—	(28)
Common dividends declared	—	—	—	—	—	(863)	—	(863)
Balance, December 31, 2015	6.9	$336	337.5	$3	$10,048	$(2,350)	$(66)	$7,971

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2015	2014	2013
Operating activities:
Net income (loss)	$215	$(233)	$1,259
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on securities, net	408	472	517
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	101	156	189
(Gain) loss on sale of agency securities, net	23	(51)	1,408
(Gain) loss on derivative instruments and other securities, net	759	1,243	(1,191)
(Increase) decrease in other assets	(83)	55	(24)
Increase (decrease) in accounts payable and other accrued liabilities	1	(18)	325
Accretion of discounts on debt of consolidated variable interest entities	4	(2)	18
Net cash provided by operating activities	1,428	1,622	2,501
Investing activities:
Purchases of agency securities	(32,770)	(26,349)	(76,892)
Purchases of non-agency securities	(116)	—	—
Proceeds from sale of agency securities	27,794	30,587	79,456
Principal collections on securities	7,922	7,358	10,589
Purchases of U.S. Treasury securities	(49,724)	(51,511)	(68,261)
Proceeds from sale of U.S. Treasury securities	48,354	56,068	54,952
Net proceeds from (payments on) reverse repurchase agreements	3,505	(3,337)	9,937
Net proceeds from (payments on) other derivative instruments	(300)	313	(1,007)
Purchases of REIT equity securities	(11)	(234)	(197)
Proceeds from sale of REIT equity securities	35	416	—
(Increase) decrease in restricted cash and cash equivalents	(568)	(612)	298
Other investing cash flows, net	(28)	(350)	—
Net cash provided by investing activities	4,093	12,349	8,875
Financing activities:
Proceeds from repurchase arrangements	380,580	291,736	564,971
Repayments on repurchase agreements	(389,122)	(304,973)	(575,916)
Proceeds from Federal Home Loan Bank advances	12,957	—	—
Repayments on Federal Home Loan Bank advances	(9,204)	—	—
Proceeds from debt of consolidated variable interest entities	—	—	203
Repayments on debt of consolidated variable interest entities	(155)	(158)	(209)
Net proceeds from preferred stock issuance	—	169	—
Net proceeds from common stock issuance	—	—	1,803
Payments for common stock repurchases	(285)	(74)	(856)
Cash dividends paid	(902)	(1,094)	(1,659)
Net cash used in financing activities	(6,131)	(14,394)	(11,663)
Net change in cash and cash equivalents	(610)	(423)	(287)
Cash and cash equivalents at beginning of period	1,720	2,143	2,430
Cash and cash equivalents at end of period	$1,110	$1,720	$2,143

Supplemental disclosure to cash flow information:
Interest paid	$215	$217	$347
Taxes paid	$1	$3	$25
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
We earn income primarily from investing on a leveraged basis in agency mortgage-backed securities ("agency MBS"). These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other assets reasonably related to agency securities and up to 10% of our assets in AAA non-agency and commercial mortgage-backed securities (collectively referred to as "AAA non-agency MBS").
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation and Consolidation
Our consolidated financial statements are prepared in accordance with accounting principles generally accepted in the United States ("GAAP").  Our consolidated financial statements include the accounts of all subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated.
Use of Estimates
The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities, disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the period reported. Actual results could differ from those estimates.
Earnings per Share
Basic earnings per share ("EPS") is computed by dividing net income (loss) available (attributable) to common stockholders by the weighted average number of common shares outstanding during the period. Diluted EPS assumes the conversion, exercise or issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per share.
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
Restricted Cash and Cash Equivalents
Restricted cash and cash equivalents includes cash and cash equivalents pledged as collateral for clearing and executing trades, repurchase agreements and other borrowings, and interest rate swaps and other derivative instruments. Restricted cash and cash equivalents are carried at cost, which approximates fair value.
Investment Securities
ASC Topic 320, Investments—Debt and Equity Securities ("ASC 320"), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may sell any of our mortgage investment securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our agency and non-agency securities (collectively referred to as "mortgage securities" or "investment securities") as available-for-sale. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated OCI, a separate component of stockholders' equity. Upon the sale of a security, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
Non-agency securities in which we may invest consist of investment grade, AAA rated MBS backed by residential or commercial mortgages, for which the payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential or commercial mortgage loans and securitize them through the issuance of MBS. Investment grade, AAA rated non-agency MBS benefit from credit enhancements derived from structural elements, such as subordination, overcollateralization or insurance, but nonetheless carry a higher level of credit exposure than agency MBS.
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
We estimate the fair value of our mortgage securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We estimate the fair value of our REIT equity securities on a market approach using "Level 1" inputs based on quoted market prices. Refer to Note 7 for further discussion of fair value measurements.
We evaluate our mortgage securities for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. However, with respect to the first condition, since the liquidity of the agency and AAA non-agency securities market allows us to obtain competitive bids and execute on a sale transaction typically within a day of making the decision to sell a security, we generally do not make decisions to sell specific mortgage securities until shortly prior to initiating a sell order. In some instances, we may sell specific agency securities by delivering the securities into existing short "to-be-announced" ("TBA") contracts. TBA market conventions require the identification of the specific securities to be delivered no later than 48 hours prior to settlement. If we settle a short TBA contract through the delivery of securities, we will generally identify the specific securities to be delivered within one to two days before the 48-hour deadline.
If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. However, in evaluating if the third condition exists, our investments in agency securities typically would not have a credit component since the principal and interest are guaranteed by a GSE and, therefore, any unrealized loss is not the result of a credit loss. In addition, since we designate our mortgage securities as available-for-sale securities with unrealized gains and losses recognized in OCI, any impairment loss for non-credit components is already recognized in OCI.
We did not recognize any OTTI charges on our investment securities for fiscal years 2015, 2014 or 2013.
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our Manager's judgment, we may make adjustments to its estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) the actual prepayments to date plus our currently estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
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
Federal Home Loan Bank Advances
Federal Home Loan Bank ("FHLB") advances are secured loans from the FHLB of Des Moines used to finance the acquisitions of investment securities. We account for FHLB advances as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest, as specified in the respective transactions. In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was approved as a member of the FHLB of Des Moines. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans. In January 2016, the Federal Housing Finance Agency released its final rule on changes to regulations concerning FHLB membership criteria. The final rule terminates OGI's FHLB membership and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). Interest rates under our FHLB advances generally correspond to the FHLB's Member Option Variable Rate or to one or three month LIBOR plus or minus a fixed spread. The fair value of our FHLB advances is assumed to equal cost as the interest rates are considered to be at market.

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
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment and extension risks. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize forward contracts for the purchase or sale of agency MBS securities on a generic pool basis in the TBA market and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivatives, such as interest and principal-only securities.
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
Discontinuation of hedge accounting for interest rate swap agreements
Prior to fiscal year 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, during fiscal year 2011 we elected to discontinue hedge accounting for our interest rate swaps. Upon discontinuation of hedge accounting, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap.

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
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of agency MBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific agency MBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring or disposing of agency securities and utilize TBA dollar roll transactions to finance agency MBS purchases.
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
We estimate the fair value of the consolidated debt based on the fair value of the agency MBS transferred to consolidated VIEs, less the fair value of our retained interests, which are measured on a market approach using "Level 2" inputs from third-party pricing services and dealer quotes. The fair value of the agency MBS transferred to the consolidated VIEs and the fair value of our retained interests are based on more observable inputs than inputs used to independently determine the value of our consolidated debt.
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
We and our wholly-owned subsidiary, American Capital Agency TRS, LLC ("AGNC TRS"), have made a joint election to treat AGNC TRS as a taxable REIT subsidiary. As such, AGNC TRS is subject to federal and state income tax. All other subsidiaries are disregarded entities for federal income tax purposes. As such, their assets, liabilities and income would generally be treated as our assets, liabilities and income for purposes of federal and state income taxes.
We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes ("ASC 740"). To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.

Note 3. Investment Securities
As of December 31, 2015 and 2014, our investment portfolio consisted of $52.5 billion and $56.7 billion of MBS, respectively, and a $7.4 billion and $14.8 billion net long TBA position, at fair value, respectively.
Our TBA position is reported at its net carrying value of $14 million and $192 million as of December 31, 2015 and 2014, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Note 5 for further details of our net TBA position as of December 31, 2015 and 2014.)
As of December 31, 2015 and 2014, the net unamortized premium balance on our MBS was $2.3 billion and $2.5 billion, respectively, including interest and principal-only securities.
The following tables summarize our investments in MBS as of December 31, 2015 and 2014 (dollars in millions):

	December 31, 2015
Investments in Mortgage-Backed Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency MBS:
Fixed rate	$50,576	$339	$(393)	$50,522
Adjustable rate	484	11	—	495
CMO	973	18	(1)	990
Interest-only and principal-only strips	317	39	(3)	353
Total agency MBS	52,350	407	(397)	52,360
Non-agency MBS:
AAA non-agency	114	—	(1)	113
Total MBS	$52,464	$407	$(398)	$52,473

	December 31, 2014
Investments in Mortgage-Backed Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency MBS:
Fixed rate	$53,945	$715	$(187)	$54,473
Adjustable rate	659	19	—	678
CMO	1,172	24	(1)	1,195
Interest-only and principal-only strips	372	33	(3)	402
Total MBS	$56,148	$791	$(191)	$56,748

	December 31, 2015
Investments in Mortgage-Backed Securities	Fannie Mae	Freddie Mac	Ginnie Mae	Non-Agency	Total
Available-for-sale MBS:
MBS, par value	$39,205	$10,575	$62	$113	$49,955
Unamortized discount	(32)	(4)	—	—	(36)
Unamortized premium	1,707	519	1	1	2,228
Amortized cost	40,880	11,090	63	114	52,147
Gross unrealized gains	286	80	2	—	368
Gross unrealized losses	(283)	(111)	—	(1)	(395)
Total available-for-sale MBS, at fair value	40,883	11,059	65	113	52,120
MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	298	19	—	—	317
Gross unrealized gains	35	4	—	—	39
Gross unrealized losses	(2)	(1)	—	—	(3)
Total MBS remeasured at fair value through earnings	331	22	—	—	353
Total MBS, at fair value	$41,214	$11,081	$65	$113	$52,473
Weighted average coupon as of December 31, 2015 [2]	3.62%	3.69%	3.18%	3.50%	3.63%
Weighted average yield as of December 31, 2015 [3]	2.79%	2.77%	1.97%	3.33%	2.78%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only securities was $1.0 billion and the weighted average contractual interest we are entitled to receive was 5.28% of this amount as of December 31, 2015. The par value of our principal-only securities was $207 million as of December 31, 2015.

2.
The weighted average coupon includes the interest cash flows from our interest-only securities and is stated as a percentage of par value (excluding the UPB of our interest-only securities) as of December 31, 2015.

3.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2015.

	December 31, 2014
Investments in Mortgage-Backed Securities	Fannie Mae	Freddie Mac	Ginnie Mae	Total
Available-for-sale MBS:
MBS, par value	$42,749	$10,566	$107	$53,422
Unamortized discount	(37)	(5)	—	(42)
Unamortized premium	1,880	514	2	2,396
Amortized cost	44,592	11,075	109	55,776
Gross unrealized gains	610	145	3	758
Gross unrealized losses	(127)	(61)	—	(188)
Total available-for-sale MBS, at fair value	45,075	11,159	112	56,346
MBS measured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	348	24	—	372
Gross unrealized gains	30	3	—	33
Gross unrealized losses	(2)	(1)	—	(3)
Total MBS measured at fair value through earnings	376	26	—	402
Total MBS, at fair value	$45,451	$11,185	$112	$56,748
Weighted average coupon as of December 31, 2014 [2]	3.63%	3.70%	3.52%	3.65%
Weighted average yield as of December 31, 2014 [3]	2.75%	2.73%	1.87%	2.74%
 ________________________

1.
The underlying UPB of our interest-only securities was $1.2 billion and the weighted average contractual interest we are entitled to receive was 5.46% of this amount as of December 31, 2014. The par value of our principal-only securities was $242 million as of December 31, 2014.

2.
The weighted average coupon includes the interest cash flows from our interest-only securities and is stated as a percentage of par value (excluding the UPB of our interest-only securities) as of December 31, 2014.

3.	Incorporates a weighted average future constant prepayment rate assumption of 9% based on forward rates as of December 31, 2014.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of December 31, 2015 and 2014, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 8% and 9%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our investments classified as available-for-sale as of December 31, 2015 and 2014 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2015				December 31, 2014
Estimated Weighted Average Life of Securities Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$167	$163	4.02%	2.66%	$289	$280	4.08%	2.62%
> 3 years and ≤ 5 years	17,497	17,343	3.27%	2.40%	22,153	21,820	3.26%	2.40%
> 5 years and ≤10 years	34,206	34,391	3.67%	2.93%	33,271	33,055	3.73%	2.92%
> 10 years	250	250	3.56%	3.08%	633	621	3.28%	3.15%
Total	$52,120	$52,147	3.54%	2.75%	$56,346	$55,776	3.54%	2.72%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only securities was 6.1 and 6.0 years as of December 31, 2015 and 2014, respectively. The weighted average life of our principal-only securities was 8.0 and 8.1 years as of December 31, 2015 and 2014, respectively.

Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI, a separate component of stockholders' equity. Refer to Note 10 for a summary of changes in accumulated OCI for our available-for-sale securities for fiscal years 2015 and 2014.

The following table presents the gross unrealized loss and fair values of our available-for-sale securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2015 and 2014 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2015	$24,035	$(200)	$6,793	$(195)	$30,828	$(395)
December 31, 2014	$778	$(2)	$11,679	$(186)	$12,457	$(188)

We did not recognize any OTTI charges on our investment securities for fiscal years 2015, 2014 and 2013. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE guarantees and credit enhancements on our AAA non-agency securities, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses
The following table is a summary of our net gain (loss) from the sale of securities classified as available-for-sale for fiscal years 2015, 2014 and 2013 (in millions):

	Fiscal Year
Securities Classified as Available-for-Sale	2015	2014	2013
MBS sold, at cost	$(27,578)	$(30,123)	$(81,516)
Proceeds from agency MBS sold [1]	27,555	30,174	80,108
Net gain (loss) on sale of MBS	$(23)	$51	$(1,408)

Gross gain on sale of MBS	$98	$172	$217
Gross loss on sale of MBS	(121)	(121)	(1,625)
Net gain (loss) on sale of MBS	$(23)	$51	$(1,408)
  ________________________

1.	Proceeds include cash received during the period, plus receivable for MBS sold during the period as of period end.
For fiscal years 2015 and 2014, we recognized a net unrealized gain of $5 million and $32 million, respectively, for the change in value of investments in interest and principal-only securities in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For fiscal year 2013, we did not recognize a net unrealized gain or loss on our interest and principal-only securities. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of December 31, 2015 and 2014, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.0 billion and $1.3 billion as of December 31, 2015 and 2014, respectively, and debt, at fair value, of $595 million and $761 million, respectively, in our accompanying consolidated balance sheets. As of December 31, 2015 and 2014, the agency securities had an aggregate unpaid principal balance of $1.0 billion and $1.2 billion, respectively, and the debt had an aggregate unpaid principal balance of $587 million and $742 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For fiscal years 2015 and 2014, we recorded a gain of $16 million and a loss of $10 million, respectively, associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of December 31, 2015 and 2014, the fair value of our CMO securities and interest and principal-only securities was $1.3 billion and $1.6 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.8 billion and $2.1 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $238 million and $274 million as of December 31, 2015 and 2014, respectively.

Note 4. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our repurchase agreements with financial institutions and under our secured borrowing facility with the FHLB of Des Moines. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2015 and 2014, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.

Repurchase Agreements
As of December 31, 2015 and 2014, we had $41.8 billion and $50.3 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities > 90 days have floating interest rates based on an index plus or minus a fixed spread. As of December 31, 2015 and 2014, $41.7 billion and $48.4 billion, respectively, of our repurchase agreements were used to fund purchases of agency securities ("agency repo"), with an average borrowing rate of 0.61% and 0.41%, respectively, and a weighted average remaining term to maturity of 173 and 143 days, respectively. The remainder, or $25 million and $1.9 billion, of our repurchase agreements as of December 31, 2015 and 2014, respectively, were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of December 31, 2015 and 2014 (dollars in millions):

	December 31, 2015			December 31, 2014
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$17,579	0.54%	14	$14,157	0.37%	15
> 1 to ≤ 3 months	14,283	0.64%	58	20,223	0.38%	61
> 3 to ≤ 6 months	3,154	0.61%	121	6,654	0.42%	120
> 6 to ≤ 9 months	589	0.65%	199	1,575	0.50%	225
> 9 to ≤ 12 months	1,201	0.65%	307	2,678	0.54%	313
> 12 to ≤ 24 months	1,473	0.73%	600	600	0.57%	551
> 24 to ≤ 36 months	650	0.81%	901	952	0.60%	999
> 36 to ≤ 48 months	1,300	0.86%	1,231	650	0.64%	1,266
> 48 to < 60 months	1,500	0.76%	1,477	900	0.68%	1,542
Total agency repo	41,729	0.61%	173	48,389	0.41%	143
U.S. Treasury repo:
1 day	25	—%	1	1,907	0.09%	1
Total	$41,754	0.61%	173	$50,296	0.40%	138
Federal Home Loan Bank Advances
As of December 31, 2015, we had $3.8 billion of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.53% and a weighted average remaining term to maturity of 141 days through February 2017 (the termination date of our FHLB membership), consisting of 30 day and longer-term floating rate advances:

	December 31, 2015
Remaining Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity
≤ 1 month	$1,952	0.47%	14
> 1 to ≤ 3 months	681	0.60%	84
13 months [1]	1,120	0.58%	397
Total FHLB advances	$3,753	0.53%	141
 ________________________

1.	The maturity date of our FHLB advances as of December 31, 2015 has been adjusted to reflect the termination of our FHLB membership in February 2017 (see Note 2 for further information).

Debt of Consolidated Variable Interest Entities
As of December 31, 2015 and 2014, debt of consolidated VIEs, at fair value, was $595 million and $761 million, respectively, and had a weighted average interest rate of LIBOR plus 34 and 43 basis points, respectively, and a principal balance of $587 million and $742 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of December 31, 2015 and 2014 was 4.9 and 5.8 years, respectively.
TBA Dollar Roll Financing Transactions
As of December 31, 2015 and 2014, we had outstanding forward commitments to purchase and sell agency securities through the TBA market at a cost of $7.4 billion and $14.6 billion, respectively (see Notes 2 and 5). These transactions, also referred to as "TBA dollar roll transactions," represent a form of "off-balance sheet" financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our total "at risk" leverage. We account for such transactions as one or more series of derivative transactions and report our outstanding TBA commitments at their net carrying value of $14 million and $192 million as of December 31, 2015 and 2014, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For fiscal years 2015, 2014 and 2013, we reclassified $101 million, $156 million and $189 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio for those periods were $494 million, $486 million and $613 million, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in gain (loss) on derivative instruments and other securities, net in our accompanying consolidated statements of comprehensive income (totaling $393 million, $330 million and $424 million for fiscal years 2015, 2014 and 2013, respectively). As of December 31, 2015, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $39 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 0.6 years.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of December 31, 2015 and 2014 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2015	2014
Interest rate swaps	Derivative assets, at fair value	$31	$136
Swaptions	Derivative assets, at fair value	17	75
TBA securities	Derivative assets, at fair value	29	197
U.S. Treasury futures - short	Derivative assets, at fair value	4	—
Total derivative assets, at fair value		$81	$408

Interest rate swaps	Derivative liabilities, at fair value	$(920)	$(880)
TBA securities	Derivative liabilities, at fair value	(15)	(5)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(5)
Total derivative liabilities, at fair value		$(935)	$(890)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$25	$2,427
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(1,696)	(5,363)
Total - U.S. Treasury securities, net at fair value		$(1,671)	$(2,936)

The following tables summarize our interest rate swap agreements outstanding as of December 31, 2015 and 2014 (dollars in millions):

	December 31, 2015
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate 2	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$14,775	1.06%	0.40%	$(23)	1.6
> 3 to ≤ 5 years	9,950	2.03%	0.40%	(203)	4.0
> 5 to ≤ 7 years	7,175	2.47%	0.44%	(230)	6.1
> 7 to ≤ 10 years	7,450	2.57%	0.39%	(342)	8.3
> 10 years	1,175	3.20%	0.39%	(91)	14.7
Total payer interest rate swaps	$40,525	1.89%	0.40%	$(889)	4.6
   ________________________

1.	Notional amount includes forward starting swaps of $4.5 billion with an average forward start date of 0.7 years and an average maturity of 5.5 years from December 31, 2015.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.75% as of December 31, 2015.

3.	Average receive rate excludes forward starting swaps.

	December 31, 2014
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$12,300	1.33%	0.21%	$(87)	2.0
> 3 to ≤ 5 years	8,975	1.63%	0.24%	(4)	4.2
> 5 to ≤ 7 years	7,250	2.47%	0.23%	(139)	6.1
> 7 to ≤ 10 years	10,775	2.48%	0.24%	(223)	8.3
> 10 years	4,400	3.19%	0.23%	(291)	12.6
Total payer interest rate swaps	$43,700	2.05%	0.23%	$(744)	5.8
   ________________________

1.	Notional amount includes forward starting swaps of $12.4 billion with an average forward start date of 1.1 years and an average maturity of 7.9 years from December 31, 2014.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.68% as of December 31, 2014.

3.	Average receive rate excludes forward starting swaps.
The following table summarizes our interest rate payer swaption agreements outstanding as of December 31, 2015 and 2014 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
December 31, 2015
Total ≤ 1 year	$74	$17	4	$2,150	3.51%	3M	7.0

December 31, 2014
≤ 1 year	$113	$36	6	$5,600	3.15%	3M	6.4
> 1 to ≤ 2 years	32	10	16	1,200	3.87%	3M	5.1
Total	$145	$46	8	$6,800	3.28%	3M	6.2
The following table summarizes our interest rate receiver swaption agreements outstanding as of 2014 (dollars in millions). We did not have any interest rate receiver swaptions outstanding as of December 31, 2015.

Receiver Swaptions	Option			Underlying Receiver Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Receive Rate	Average Pay Rate (LIBOR)	Average Term (Years)
December 31, 2014
≤ 1 year	$18	$29	5	$4,250	1.78%	3M	6.4
The following table summarizes our U.S. Treasury securities as of December 31, 2015 and 2014 (in millions):

	December 31, 2015			December 31, 2014
Maturity	Face Amount Net Long / (Short)	Cost Basis	Market Value	Face Amount Net Long / (Short)	Cost Basis	Market Value
5 years	$(250)	$(249)	$(249)	$(4,674)	$(4,650)	$(4,645)
7 years	(354)	(353)	(352)	(717)	(717)	(718)
10 years	(1,085)	(1,078)	(1,070)	2,410	2,422	2,427
Total U.S. Treasury securities, net	$(1,689)	$(1,680)	$(1,671)	$(2,981)	$(2,945)	$(2,936)

The following table summarizes our U.S. Treasury futures as of December 31, 2015 and 2014 (in millions):

	December 31, 2015				December 31, 2014
Maturity	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
5 years	$(730)	$(866)	$(864)	$2	$—	$—	$—	$—
10 years	(1,130)	(1,424)	(1,422)	2	(730)	(920)	(925)	(5)
Total U.S. Treasury futures	$(1,860)	$(2,290)	$(2,286)	$4	$(730)	$(920)	$(925)	$(5)
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying U.S. Treasury security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying U.S. Treasury security.

3.	Market value represents the current market value of U.S. Treasury futures as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of U.S. Treasury futures as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

The following tables summarize our TBA securities as of December 31, 2015 and 2014 (in millions):

	December 31, 2015				December 31, 2014
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$(80)	$(81)	$(80)	$1	$962	$968	$980	$12
3.0%	225	233	232	(1)	2,779	2,889	2,888	(1)
3.5%	136	143	142	(1)	(468)	(495)	(494)	1
4.0%	—	—	—	—	(13)	(14)	(14)	—
Total 15-Year TBAs	281	295	294	(1)	3,260	3,348	3,360	12
30-Year TBA securities:
3.0%	3,914	3,911	3,916	5	5,254	5,259	5,313	54
3.5%	1,497	1,536	1,539	3	7,902	8,151	8,232	81
4.0%	1,575	1,658	1,665	7	(1,853)	(2,019)	(1,974)	45
4.5%	28	30	30	—	(151)	(163)	(163)	—
Total 30-Year TBAs	7,014	7,135	7,150	15	11,152	11,228	11,408	180
Total net TBA securities	$7,295	$7,430	$7,444	$14	$14,412	$14,576	$14,768	$192

	December 31, 2015				December 31, 2014
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$6,033	$6,145	$6,159	$14	$15,127	$15,316	$15,509	$193
Freddie Mac	689	703	703	—	(715)	(740)	(741)	(1)
Ginnie Mae	573	582	582	—	—	—	—	—
TBA securities, net	$7,295	$7,430	$7,444	$14	$14,412	$14,576	$14,768	$192
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2015, 2014 and 2013 (in millions):

	Fiscal year 2015
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) December 31, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$14,412	119,922	(127,039)	$7,295	$305
Interest rate swaps	$(43,700)	(4,950)	8,125	$(40,525)	(932)
Payer swaptions	$(6,800)	(1,500)	6,150	$(2,150)	(35)
Receiver swaptions	$4,250	—	(4,250)	$—	4
U.S. Treasury securities - short position	$(5,392)	(12,503)	16,181	$(1,714)	(68)
U.S. Treasury securities - long position	$2,411	33,525	(35,911)	$25	(38)
U.S. Treasury futures contracts - short position	$(730)	(4,480)	3,350	$(1,860)	(12)
					$(776)
  ________________________________

1.
Excludes a net gain of $16 million from debt of consolidated VIEs, a net gain of $5 million from interest and principal-only securities and other miscellaneous net losses of $4 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Fiscal year 2014
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) December 31, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$2,119	213,627	(201,334)	$14,412	$1,117
Interest rate swaps	$(43,250)	(20,550)	20,100	$(43,700)	(1,838)
Payer swaptions	$(14,250)	(5,250)	12,700	$(6,800)	(193)
Receiver swaptions	$—	5,500	(1,250)	$4,250	11
U.S. Treasury securities - short position	$(2,007)	(36,489)	33,104	$(5,392)	(420)
U.S. Treasury securities - long position	$3,927	18,549	(20,065)	$2,411	66
U.S. Treasury futures contracts - short position	$(1,730)	(2,920)	3,920	$(730)	(76)
TBA put option	$—	(150)	150	$—	—
					$(1,333)
  ______________________

1.
Excludes a net gain of $75 million from investments in REIT equity securities, a net loss of $10 million from debt of consolidated VIEs, a net gain of $32 million from interest and principal-only securities and other miscellaneous net losses of $7 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Fiscal year 2013
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2012	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) December 31, 2013	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$12,477	42,707	(53,065)	$2,119	$(726)
Interest rate swaps	$(46,850)	(20,750)	24,350	$(43,250)	1,145
Payer swaptions	$(14,450)	(23,800)	24,000	$(14,250)	258
U.S. Treasury securities - short position	$(11,835)	(31,941)	41,769	$(2,007)	472
U.S. Treasury securities - long position	$—	27,805	(23,878)	$3,927	(42)
U.S. Treasury futures contracts - short position	$—	(9,239)	7,509	$(1,730)	49
TBA put option	$—	(50)	50	$—	—
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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of December 31, 2015, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of December 31, 2015, our amount at risk with any counterparty related to our repurchase agreements was less than 5% of our stockholders' equity and our amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2015 and 2014 (in millions):

	December 31, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$47,992	$1,029	$148	$485	$49,654
AAA non-agency MBS - fair value	113	—	—	—	113
U.S. Treasury securities - fair value	25	—	—	—	25
Accrued interest on pledged securities	135	3	—	2	140
Restricted cash and cash equivalents	23	—	1,226	32	1,281
Total	$48,288	$1,032	$1,374	$519	$51,213
______________________
1. Includes $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.

	December 31, 2014
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$51,037	$1,266	$69	$702	$53,074
U.S. Treasury securities - fair value	1,904	—	550	—	2,454
Accrued interest on pledged securities	147	4	2	—	153
Restricted cash and cash equivalents	6	—	698	9	713
Total	$53,094	$1,270	$1,319	$711	$56,394
______________________
1. Includes $179 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.
As of December 31, 2015, we held $150 million of membership and activity-based stock in the FHLB of Des Moines. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets. FHLB stock can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2015 and 2014 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2015			December 31, 2014
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
MBS:[1]
≤ 30 days	$20,053	$20,075	$57	$14,659	$14,509	$41
> 30 and ≤ 60 days	8,311	8,340	23	10,906	10,784	30
> 60 and ≤ 90 days	7,534	7,525	21	10,205	10,109	28
> 90 days	12,207	12,187	34	15,267	15,096	43
Total MBS	48,105	48,127	135	51,037	50,498	142
U.S. Treasury securities:
1 day	25	25	—	1,904	1,899	5
Total	$48,130	$48,152	$135	$52,941	$52,397	$147

______________________

1.	Includes $245 million and $179 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements, as of December 31, 2015 and 2014, respectively.
As of December 31, 2015 and 2014, none of our borrowings backed by MBS were due on demand or mature overnight.
The table above excludes agency securities transferred to our consolidated VIEs. Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Notes 3 and 4 for additional information regarding our consolidated VIEs.
Assets Pledged from Counterparties
As of December 31, 2015 and 2014, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2015			December 31, 2014
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Total
Agency MBS - fair value	$—	$—	$—	$—	$43	$43
U.S. Treasury securities - fair value	1,702	—	1,702	5,363	47	5,410
Cash	—	—	—	—	28	28
Total	$1,702	$—	$1,702	$5,363	$118	$5,481
U.S Treasury securities received as collateral under our reverse repurchase agreements that are used to cover short sales of the same securities are accounted for as securities borrowing transactions. We recognize a corresponding obligation to return the borrowed securities at fair value on the accompanying consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.
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

The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2015 and 2014 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2015
Interest rate swap and swaption agreements, at fair value [1]	$48	$—	$48	$(31)	$—	$17
Receivable under reverse repurchase agreements	1,713	—	1,713	(1,356)	(357)	—
Total	$1,761	$—	$1,761	$(1,387)	$(357)	$17

December 31, 2014
Interest rate swap and swaption agreements, at fair value [1]	$211	$—	$211	$(94)	$(83)	$34
Receivable under reverse repurchase agreements	5,218	—	5,218	(4,690)	(528)	—
Total	$5,429	$—	$5,429	$(4,784)	$(611)	$34

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2015
Interest rate swap agreements, at fair value [1]	$920	$—	$920	$(31)	$(889)	$—
Repurchase agreements and FHLB advances	45,507	—	45,507	(1,356)	(44,151)	—
Total	$46,427	$—	$46,427	$(1,387)	$(45,040)	$—

December 31, 2014
Interest rate swap agreements, at fair value [1]	$880	$—	$880	$(94)	$(782)	$4
Repurchase agreements	50,296	—	50,296	(4,690)	(45,606)	—
Total	$51,176	$—	$51,176	$(4,784)	$(46,388)	$4
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during fiscal years December 31, 2015 and 2014. The three levels of hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2015 and 2014 (in millions):

	December 31, 2015			December 31, 2014
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$51,331	$—	$—	$55,482	$—
Agency securities transferred to consolidated VIEs	—	1,029	—	—	1,266	—
Non-agency securities	—	113	—	—	—	—
U.S. Treasury securities	25	—	—	2,427	—	—
Interest rate swaps	—	31	—	—	136	—
Swaptions	—	17	—	—	75	—
REIT equity securities	33	—	—	68	—	—
TBA securities	—	29	—	—	197	—
U.S. Treasury futures	4	—	—	—	—	—
Total	$62	$52,550	$—	$2,495	$57,156	$—
Liabilities:
Debt of consolidated VIEs	$—	$595	$—	$—	$761	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	1,696	—	—	5,363	—	—
Interest rate swaps	—	920	—	—	880	—
TBA securities	—	15	—	—	5	—
U.S. Treasury futures	—	—	—	5	—	—
Total	$1,696	$1,530	$—	$5,368	$1,646	$—
We elected the option to account for debt of consolidated VIEs at fair value with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated agency securities and consolidated debt are presented in a consistent manner, at fair value, on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on the fair value of the MBS transferred to consolidated VIEs, less the fair value of our retained interests, which are based on valuations obtained from third-party pricing services and non-binding dealer quotes derived from common market pricing methods using "Level 2" inputs.
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables and borrowings under repurchase agreements and FHLB advances, which are presented in our consolidated financial statements at cost. The cost basis of these instruments is determined to approximate fair value due to their short duration or, in the case of longer-term repo and FHLB advances, due to floating rates of interest based on an index plus or minus a fixed spread which is consistent with fixed spreads demanded in the market. We estimate the fair value of these instruments using "Level 2" inputs.

Note 8. Management Agreement and Related Party Transactions
We are externally managed and advised by our Manager pursuant to the terms of a management agreement. The management agreement has been renewed through May 20, 2016 and provides for automatic one-year extension options thereafter. The management agreement may only be terminated by us or our Manager without cause, as defined in the management agreement, after the completion of the current renewal term, or the expiration of each subsequent automatic annual renewal term, provided that either party provide 180-days prior written notice of non-renewal of the management agreement. If we were to not renew the management agreement without cause, we must pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We may only not renew the management agreement with or without cause with the consent of the majority of our independent directors. We pay our Manager a management fee payable monthly in arrears in amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or OCI, each as computed in accordance with GAAP.

There is no incentive compensation payable to our Manager pursuant to the management agreement. For fiscal years 2015, 2014 and 2013, we recorded an expense for management fees of $116 million, $119 million and $136 million, respectively.
We are obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provide services to us pursuant to the management agreement. Our Manager has entered into an administrative services agreement with American Capital, pursuant to which American Capital will provide personnel, services and resources necessary for our Manager to perform its obligations under the management agreement. For fiscal years 2015, 2014 and 2013, we recorded expense reimbursements to our Manager of $8 million, $8 million and $10 million, respectively, primarily consisting of costs related to information technology systems. As of December 31, 2015 and 2014, $9 million and $10 million was payable to our Manager, respectively.

Note 9. Income Taxes
The following table summarizes dividends for federal income tax purposes declared for fiscal tax years 2015, 2014 and 2013 and their related tax characterization (in millions, except per share amounts):

			Tax Characterization
Fiscal Tax Year	Dividends Declared Per Share	Dividends Declared	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share
8.000 % Series A Cumulative Redeemable Preferred Stock
Fiscal year 2015	$2.000000	$14	$2.000000	$—	$—
Fiscal year 2014	$2.000000	$14	$2.000000	$—	$—
Fiscal year 2013	$2.000000	$14	$2.000000	$0.015980	$—
7.750% Series B Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2015	$1.937500	$14	$1.937500	$—	$—
Fiscal year 2014	$0.844965	$6	$0.844965	$—	$—
Common Stock
Fiscal year 2015	$2.480000	$863	$2.480000	$—	$—
Fiscal year 2014	$2.610000	$921	$2.610000	$—	$—
Fiscal year 2013	$3.750000	$1,453	$3.750000	$0.029963	$—

As of December 31, 2015, we had distributed all of our estimated taxable income for fiscal year 2015. Accordingly, we do not expect to incur an income tax liability on our 2015 taxable income. For fiscal years 2014 and 2013, we distributed all of our taxable income within the limits prescribed by the Internal Revenue Code. Accordingly, we did not incur an income tax liability on our taxable income for such periods.
For fiscal year 2013, we did not distribute the required minimum amount of taxable income pursuant to federal excise tax requirements, as described in Note 2, and consequently we accrued an excise tax of $3 million, which is included in our net income tax provision on our accompanying consolidated statements of operations and comprehensive income. Additionally, for fiscal year 2013, we recorded an income tax provision of $10 million, attributable to our TRS, which is included in our net income tax provision on our accompanying consolidated statements of comprehensive income. The statutory combined federal and state corporate tax rate for our TRS was 39.5% for fiscal year 2013. For fiscal years 2015 and 2014, we did not record an income tax provision attributable to our TRS.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2015, 2014 and 2013. Our tax returns for tax years 2012 and forward are open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of December 31, 2015, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
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
Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2015, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
Common Stock Repurchase Program
Our Board of Directors adopted a program that authorizes repurchases of our common stock up to $2 billion. In October 2015, our Board of Directors extended its authorization through December 31, 2016. Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current net asset value per common share. Generally, when we repurchase our common stock at a discount to our net asset value, the net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
During fiscal years 2015, 2014 and 2013, we repurchased approximately 15.3 million, 3.4 million and 40.2 million shares, of our common stock, respectively, at an average repurchase price of $18.58, $22.10 and $21.25 per share, respectively, including expenses, totaling $285 million, $74 million and $856 million, respectively. As of December 31, 2015, the total remaining amount authorized for repurchases of our common stock was $707 million.

Follow-On Equity Offerings

During fiscal year 2013, we completed a follow-on public offering of 57.5 million at an average price of $31.34 per share, for total proceeds of $1,803 million, net of offering costs. During fiscal years 2015 and 2014, we did not complete any follow-on public offerings of shares of our common stock.

At-the-Market Offering Program
We have entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time to time. During fiscal years 2015, 2014 and 2013, there were no shares issued under this program. As of December 31, 2015, 16.7 million shares remain available for issuance under this program.

Dividend Reinvestment and Direct Stock Purchase Plan
We sponsor a dividend reinvestment and direct stock purchase plan through which stockholders may purchase additional shares of our common stock by reinvesting some or all of the cash dividends received on shares of our common stock. Stockholders may also make optional cash purchases of shares of our common stock subject to certain limitations detailed in the plan prospectus. During fiscal years 2015, 2014 and 2013, there were no shares issued under the plan. As of December 31, 2015, 21.7 million shares remain available for issuance under the plan.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2015, 2014 and 2013 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Fiscal Year 2015
Balance as of December 31, 2014	$570	$(140)	$430
OCI before reclassifications	(620)	—	(620)
Amounts reclassified from accumulated OCI	23	101	124
Balance as of December 31, 2015	$(27)	$(39)	$(66)

Fiscal Year 2014
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	1,708	—	1,708
Amounts reclassified from accumulated OCI	(51)	156	105
Balance as of December 31, 2014	$570	$(140)	$430

Fiscal Year 2013
Balance as of December 31, 2012	$2,040	$(485)	$1,555
OCI before reclassifications	(4,535)	—	(4,535)
Amounts reclassified from accumulated OCI	1,408	189	1,597
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
The following table summarizes reclassifications out of accumulated OCI for fiscal years 2015, 2014 and 2013 (in millions):

	Fiscal Year			Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2015	2014	2013
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$23	$(51)	$1,408	Gain (loss) on sale of agency securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	101	156	189	Interest expense
Total reclassifications	$124	$105	$1,597
Long-Term Incentive Plan
We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors. During fiscal years 2015 and 2014, we granted restricted stock unit ("RSU") awards under the plan totaling $625,000 and $375,000, respectively. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus any equivalent shares for dividends declared on our common stock, and vest over a 13 month period, subject to the terms and conditions of the plan. During fiscal year 2013, we granted restricted common stock awards under the plan totaling $468,000. The restricted stock awards had a grant date fair value equal to the closing price of our common stock on such date and vest annually over three years. The following table summarizes restricted stock and RSU transactions for fiscal years 2015, 2014 and 2013:

	Shares of Restricted Stock	Restricted Stock Units	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value [2]
Fiscal Year 2015
Unvested balance as of December 31, 2014	14,000	18,239	$25.11	$—
Granted	—	28,880	$21.64	$—
Accrued RSU dividend equivalents	—	3,319	$—	$—
Vested	9,000	19,007	$23.17	$21.03
Unvested balance as of December 31, 2015	5,000	31,431	$21.44	$—

Fiscal Year 2014
Unvested balance as of December 31, 2013	27,000	—	$30.37	$—
Granted	—	16,770	$22.36	$—
Accrued RSU dividend equivalents	—	1,469	$—	$—
Vested	13,000	—	$30.01	$22.01
Unvested balance as of December 31, 2014	14,000	18,239	$25.11	$—

Fiscal Year 2013
Unvested balance as of December 31, 2012	21,500	—	$29.06	$—
Granted	15,000	—	$31.20	$—
Vested	9,500	—	$28.71	$30.56
Unvested balance as of December 31, 2013	27,000	—	$30.37	$—
_______________________

1.	Accrued RSU dividend equivalents have a weighted average grant date fair value of $0.

2.	Weighted average vest date fair value is based on the closing price of our common stock on the vest date.
During fiscal years 2015, 2014 and 2013, we recognized $704,000, $540,000 and $383,000 of compensation expense under the plan, respectively. As of December 31, 2015, we had unrecognized compensation costs related to awards granted under the plan of approximately $238,000. As of December 31, 2015, 1,850 shares of common stock remained available for future issuance under the plan, net of unissued shares reserved for unvested RSU awards outstanding as of December 31, 2015.

Note 11. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income for fiscal years 2015 and 2014 (in millions, except per share data).

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Interest income:
Interest income	$383	$414	$295	$374
Interest expense	86	81	77	86
Net interest income	297	333	218	288
Other gain (loss):
Gain (loss) on sale of agency securities, net	36	(22)	(39)	2
Gain (loss) on derivative instruments and other securities, net	(549)	237	(778)	331
Total other gain (loss), net	(513)	215	(817)	333
Expenses:
Management fees	30	29	29	28
General and administrative expenses	6	7	5	5
Total expenses	36	36	34	33
Net income (loss)	(252)	512	(633)	588
Dividend on preferred stock	7	7	7	7
Net income (loss) available (attributable) to common shareholders	$(259)	$505	$(640)	$581

Net income (loss)	$(252)	$512	$(633)	$588
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	391	(872)	467	(583)
Unrealized gain on derivative instruments, net	29	26	24	22
Other comprehensive income (loss)	420	(846)	491	(561)
Comprehensive income (loss)	168	(334)	(142)	27
Dividend on preferred stock	7	7	7	7
Comprehensive income (loss) available (attributable) to common shareholders	$161	$(341)	$(149)	$20
Weighted average number of common shares outstanding-basic and diluted	352.8	352.1	347.8	341.6
Net income (loss) per common share - basic and diluted	$(0.73)	$1.43	$(1.84)	$1.70
Comprehensive income (loss) per common share - basic and diluted	$0.46	$(0.97)	$(0.43)	$0.06
Dividends declared per common share	$0.66	$0.62	$0.60	$0.60

	Quarter Ended
	March 31, 2014	June 30, 2014	September 30, 2014	December 31, 2014
Interest income:
Interest income	$399	$385	$357	$331
Interest expense	108	95	88	81
Net interest income	291	290	269	250
Other loss:
Gain (loss) on sale of agency securities, net	(19)	22	14	34
Loss on derivative instruments and other securities, net	(378)	(244)	(51)	(572)
Total other loss, net	(397)	(222)	(37)	(538)
Expenses:
Management fees	29	30	30	30
General and administrative expenses	6	6	5	5
Total expenses	35	36	35	35
Net income (loss)	(141)	32	197	(323)
Dividend on preferred stock	3	5	7	7
Net income (loss) available (attributable) to common shareholders	$(144)	$27	$190	$(330)

Net income (loss)	$(141)	$32	$197	$(323)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	521	790	(253)	599
Unrealized gain on derivative instruments, net	43	40	38	35
Other comprehensive income (loss)	564	830	(215)	634
Comprehensive income (loss)	423	862	(18)	311
Dividend on preferred stock	3	5	7	7
Comprehensive income (loss) available (attributable) to common shareholders	$420	$857	$(25)	$304
Weighted average number of common shares outstanding-basic and diluted	354.8	352.8	352.8	352.8
Net income (loss) per common share - basic and diluted	$(0.41)	$0.08	$0.54	$(0.94)
Comprehensive income (loss) per common share - basic and diluted	$1.18	$2.43	$(0.07)	$0.86
Dividends declared per common share	$0.65	$0.65	$0.65	$0.66

Note 12. Subsequent Events

On January 14, 2016, our Board of Directors declared a monthly dividend of $0.20 per common share, which will be paid on February 8, 2016, to common stockholders of record as of January 29, 2016. On February 11, 2016, our Board of Directors declared a monthly dividend of $0.20 per common share, which will be paid on March 8, 2016, to common stockholders of record as of February 29, 2016.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2015. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Management's Report on Internal Control over Financial Reporting
Management Report on Internal Control over Financial Reporting is included in "Item 8. Financial Statements and Supplementary Data."
Attestation Report of Registered Public Accounting Firm
The attestation report of our registered public accounting firm is included in "Item 8. Financial Statements and Supplementary Data."
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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2016 Annual Meeting of Stockholders (the "2016 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "BOARD AND GOVERNANCE MATTERS", and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND GOVERNANCE COMMITTEE", and "COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2016 Proxy Statement under the heading "PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.

Item 15.     Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2015 and 2014

Consolidated Statements of Comprehensive Income for fiscal years 2015, 2014 and 2013
Consolidated Statements of Stockholders' Equity for fiscal years 2015, 2014 and 2013

Consolidated Statements of Cash Flows for fiscal years 2015, 2014 and 2013

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
3) Bethesda Securities, LLC, a Delaware limited liability company

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ MALON WILKUS
Malon Wilkus Chair of the Board of Directors and Chief Executive Officer
Date:	February 23, 2016

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ MALON WILKUS	Chair of the Board of Directors and Chief Executive Officer (Principal Executive Officer)	February 23, 2016
Malon Wilkus

	/s/ JOHN R. ERICKSON	Director, Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 23, 2016
John R. Erickson

	/s/ BERNICE E. BELL	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 23, 2016
Bernice E. Bell

	*	Director	February 23, 2016
Robert M. Couch

	*	Director	February 23, 2016
Morris A. Davis

	*	Director	February 23, 2016
Randolph E. Dobbs

	*	Director	February 23, 2016
Samuel A. Flax

	*	Director	February 23, 2016
Larry K. Harvey

	*	Director	February 23, 2016
Prue B. Larocca

	*	Director	February 23, 2016
Alvin N. Puryear

*By:	/s/ JOHN R. ERICKSON
John R. Erickson
Attorney-in-fact