Form 10-Q
period 2016-03-31
American Capital Agency Corp
filed 2016-05-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2016
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2016 was 330,999,538.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2016	December 31, 2015
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $51,786 and $48,380, respectively)	$54,950	$51,331
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	993	1,029
Non-agency securities, at fair value (pledged securities)	112	113
U.S. Treasury securities, at fair value (pledged securities)	—	25
REIT equity securities, at fair value	38	33
Cash and cash equivalents	1,109	1,110
Restricted cash and cash equivalents	1,686	1,281
Derivative assets, at fair value	55	81
Receivable under reverse repurchase agreements	3,163	1,713
Other assets	290	305
Total assets	$62,396	$57,021
Liabilities:
Repurchase agreements	$45,276	$41,754
Federal Home Loan Bank advances	3,037	3,753
Debt of consolidated variable interest entities, at fair value	562	595
Payable for securities purchased	889	182
Derivative liabilities, at fair value	1,652	935
Dividends payable	73	74
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	3,175	1,696
Accounts payable and other accrued liabilities	72	61
Total liabilities	54,736	49,050
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600.0 shares authorized;
331.0 and 337.5 shares issued and outstanding, respectively	3	3
Additional paid-in capital	9,932	10,048
Retained deficit	(3,329)	(2,350)
Accumulated other comprehensive income (loss)	718	(66)
Total stockholders' equity	7,660	7,971
Total liabilities and stockholders' equity	$62,396	$57,021
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2016	2015
Interest income:
Interest income	$295	$383
Interest expense	99	86
Net interest income	196	297
Other loss, net:
Gain (loss) on sale of mortgage-backed securities, net	(2)	36
Loss on derivative instruments and other securities, net	(933)	(549)
Total other loss, net	(935)	(513)
Expenses:
Management fees	27	30
General and administrative expenses	6	6
Total expenses	33	36
Net loss	(772)	(252)
Dividend on preferred stock	7	7
Net loss attributable to common stockholders	$(779)	$(259)

Net loss	$(772)	$(252)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	765	391
Unrealized gain on derivative instruments, net	19	29
Other comprehensive income	784	420
Comprehensive income	12	168
Dividend on preferred stock	7	7
Comprehensive income available to common stockholders	$5	$161

Weighted average number of common shares outstanding - basic and diluted	334.4	352.8
Net loss per common share - basic and diluted	$(2.33)	$(0.73)
Dividends declared per common share	$0.60	$0.66
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	6.9	$336	352.8	$4	$10,332	$(1,674)	$430	$9,428
Net loss	—	—	—	—	—	(252)	—	(252)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	391	391
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	29	29
Preferred dividends declared	—	—	—	—	—	(7)	—	(7)
Common dividends declared	—	—	—	—	—	(233)	—	(233)
Balance, March 31, 2015	6.9	$336	352.8	$4	$10,332	$(2,166)	$850	$9,356

Balance, December 31, 2015	6.9	$336	337.5	$3	$10,048	$(2,350)	$(66)	$7,971
Net loss	—	—	—	—	—	(772)	—	(772)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	765	765
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	19	19
Repurchase of common stock	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared	—	—	—	—	—	(7)	—	(7)
Common dividends declared	—	—	—	—	—	(200)	—	(200)
Balance, March 31, 2016	6.9	$336	331.0	$3	$9,932	$(3,329)	$718	$7,660

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2016	2015
Operating activities:
Net loss	$(772)	$(252)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	150	133
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	19	29
(Gain) loss on sale of mortgage-backed securities, net	2	(36)
Loss on derivative instruments and other securities, net	933	549
(Increase) decrease in other assets	18	(4)
Increase in accounts payable and other accrued liabilities	12	1
Net cash provided by operating activities	362	420
Investing activities:
Purchases of mortgage-backed securities	(7,370)	(14,672)
Proceeds from sale of mortgage-backed securities	3,513	7,099
Principal collections on mortgage-backed securities	1,604	1,811
Purchases of U.S. Treasury securities	(739)	(21,929)
Proceeds from sale of U.S. Treasury securities	2,164	17,999
Net proceeds from (payments on) reverse repurchase agreements	(1,450)	2,043
Net proceeds from (payments on) other derivative instruments	(131)	99
Purchases of REIT equity securities	—	(11)
Proceeds from sale of REIT equity securities	—	11
Increase in restricted cash and cash equivalents	(424)	(395)
Other investing cash flows, net	—	(28)
Net cash used in investing activities	(2,833)	(7,973)
Financing activities:
Proceeds from repurchase arrangements	62,155	120,104
Payments on repurchase agreements	(58,614)	(112,288)
Proceeds from Federal Home Loan Bank advances	2,098	—
Payments on Federal Home Loan Bank advances	(2,814)	—
Payments on debt of consolidated variable interest entities	(31)	(35)
Payments for common stock repurchases	(116)	—
Cash dividends paid	(208)	(240)
Net cash provided by financing activities	2,470	7,541
Net change in cash and cash equivalents	(1)	(12)
Cash and cash equivalents at beginning of period	1,110	1,720
Cash and cash equivalents at end of period	$1,109	$1,708
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
Our unaudited interim consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and variable interest entities for which the Company is the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

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
We estimate the fair value of our mortgage securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We estimate the fair value of our REIT equity securities based on a market approach using "Level 1" inputs based on quoted market prices. Refer to Note 8 for further discussion of fair value measurements.
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
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment and extension risks. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales, and forward contracts for the purchase or sale of agency MBS securities on a generic pool basis in the "to-be-announced" market ("TBA securities"). We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivatives, such as interest and principal-only securities.
We also enter into TBA contracts as a means of investing in and financing agency securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to agency securities (thereby reducing our "at risk" leverage). Under TBA contracts, we agree to purchase or sell, for future delivery, agency securities with certain principal and interest terms and certain types of collateral, but the particular agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting short or long position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a "dollar roll." The agency securities purchased or sold for a forward settlement date are typically priced at a discount to agency securities for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income/loss." Consequently, forward purchases of agency securities and dollar roll transactions represent a form of off-balance sheet financing.
We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in our accompanying consolidated balance sheets and to measure those instruments at fair value.
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
U.S. Treasury securities
We purchase or sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our accompanying consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Gains and losses associated with purchases and short sales of U.S. Treasury securities and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 4. Investment Securities
As of March 31, 2016 and December 31, 2015, our investment portfolio consisted of $56.1 billion and $52.5 billion of MBS, respectively, and a $6.0 billion and $7.4 billion net long TBA position, at fair value, respectively.
Our TBA position is reported at its net carrying value of $41 million and $14 million as of March 31, 2016 and December 31, 2015, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Note 6 for further details of our net TBA position as of March 31, 2016 and December 31, 2015.)
As of March 31, 2016 and December 31, 2015, the net unamortized premium balance on our MBS was $2.4 billion and $2.3 billion, respectively, including interest and principal-only securities.
The following tables summarize our investments in MBS as of March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016
Investments in Mortgage-Backed Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency MBS:
Fixed rate	$53,462	$759	$(66)	$54,155
Adjustable rate	458	13	—	471
CMO	937	29	—	966
Interest-only and principal-only strips	303	51	(3)	351
Total agency MBS	55,160	852	(69)	55,943
Non-agency MBS:
AAA non-agency	111	1	—	112
Total MBS	$55,271	$853	$(69)	$56,055

	December 31, 2015
Investments in Mortgage-Backed Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency MBS:
Fixed rate	$50,576	$339	$(393)	$50,522
Adjustable rate	484	11	—	495
CMO	973	18	(1)	990
Interest-only and principal-only strips	317	39	(3)	353
Total agency MBS	52,350	407	(397)	52,360
Non-agency MBS:
AAA non-agency	114	—	(1)	113
Total MBS	$52,464	$407	$(398)	$52,473

	March 31, 2016
Investments in Mortgage-Backed Securities	Fannie Mae	Freddie Mac	Ginnie Mae	Non-Agency	Total
Available-for-sale MBS:
MBS, par value	$42,376	$10,120	$58	$110	$52,664
Unamortized discount	(31)	(4)	—	—	(35)
Unamortized premium	1,845	492	1	1	2,339
Amortized cost	44,190	10,608	59	111	54,968
Gross unrealized gains	654	146	1	1	802
Gross unrealized losses	(40)	(26)	—	—	(66)
Total available-for-sale MBS, at fair value	44,804	10,728	60	112	55,704
MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	285	18	—	—	303
Gross unrealized gains	47	4	—	—	51
Gross unrealized losses	(2)	(1)	—	—	(3)
Total MBS remeasured at fair value through earnings	330	21	—	—	351
Total MBS, at fair value	$45,134	$10,749	$60	$112	$56,055
Weighted average coupon as of March 31, 2016 [2]	3.61%	3.69%	3.13%	3.50%	3.63%
Weighted average yield as of March 31, 2016 [3]	2.72%	2.72%	1.96%	3.12%	2.72%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only securities was $1.0 billion and the weighted average contractual interest we are entitled to receive was 5.26% of this amount as of March 31, 2016. The par value of our principal-only securities was $201 million as of March 31, 2016.

2.
The weighted average coupon includes the interest cash flows from our interest-only securities and is stated as a percentage of par value (excluding the UPB of our interest-only securities) as of March 31, 2016.

3.	Incorporates a weighted average future constant prepayment rate assumption of 10% based on forward rates as of March 31, 2016.

	December 31, 2015
Investments in Mortgage-Backed Securities	Fannie Mae	Freddie Mac	Ginnie Mae	Non-Agency	Total
Available-for-sale MBS:
MBS, par value	$39,205	$10,575	$62	$113	$49,955
Unamortized discount	(32)	(4)	—	—	(36)
Unamortized premium	1,707	519	1	1	2,228
Amortized cost	40,880	11,090	63	114	52,147
Gross unrealized gains	286	80	2	—	368
Gross unrealized losses	(283)	(111)	—	(1)	(395)
Total available-for-sale MBS, at fair value	40,883	11,059	65	113	52,120
MBS measured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	298	19	—	—	317
Gross unrealized gains	35	4	—	—	39
Gross unrealized losses	(2)	(1)	—	—	(3)
Total MBS measured at fair value through earnings	331	22	—	—	353
Total MBS, at fair value	$41,214	$11,081	$65	$113	$52,473
Weighted average coupon as of December 31, 2015 [2]	3.62%	3.69%	3.18%	3.50%	3.63%
Weighted average yield as of December 31, 2015 [3]	2.79%	2.77%	1.97%	3.33%	2.78%
 ________________________

1.
The underlying UPB of our interest-only securities was $1.0 billion and the weighted average contractual interest we are entitled to receive was 5.28% of this amount as of December 31, 2015. The par value of our principal-only securities was $207 million as of December 31, 2015.

2.
The weighted average coupon includes the interest cash flows from our interest-only securities and is stated as a percentage of par value (excluding the UPB of our interest-only securities) as of December 31, 2015.

3.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2015.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of March 31, 2016 and December 31, 2015, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 10% and 8%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our investments classified as available-for-sale as of March 31, 2016 and December 31, 2015 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2016				December 31, 2015
Estimated Weighted Average Life of Securities Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$462	$457	3.99%	2.45%	$167	$163	4.02%	2.66%
> 3 years and ≤ 5 years	18,447	18,061	3.30%	2.43%	17,497	17,343	3.27%	2.40%
> 5 years and ≤10 years	36,757	36,414	3.65%	2.82%	34,206	34,391	3.67%	2.93%
> 10 years	38	36	4.22%	3.60%	250	250	3.56%	3.08%
Total	$55,704	$54,968	3.54%	2.69%	$52,120	$52,147	3.54%	2.75%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only securities was 5.4 and 6.1 years as of March 31, 2016 and December 31, 2015, respectively. The weighted average life of our principal-only securities was 6.8 and 8.0 years as of March 31, 2016 and December 31, 2015, respectively.

Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI, a separate component of stockholders' equity. Refer to Note 9 for a summary of changes in accumulated OCI for our available-for-sale securities for the three months ended March 31, 2016 and 2015.

The following table presents the gross unrealized loss and fair values of our available-for-sale securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2016 and December 31, 2015 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2016	$1,578	$(6)	$7,312	$(60)	$8,890	$(66)
December 31, 2015	$24,035	$(200)	$6,793	$(195)	$30,828	$(395)

We did not recognize any OTTI charges on our investment securities for the three months ended March 31, 2016 and 2015. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE guarantees and credit enhancements on our AAA non-agency securities, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses on Sale of Mortgage-Backed Securities
The following table is a summary of our net gain (loss) from the sale of securities classified as available-for-sale for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
Securities Classified as Available-for-Sale	2016	2015
MBS sold, at cost	$(3,515)	$(7,732)
Proceeds from MBS sold [1]	3,513	7,768
Net gain (loss) on sale of MBS	$(2)	$36

Gross gain on sale of MBS	$5	$57
Gross loss on sale of MBS	(7)	(21)
Net gain (loss) on sale of MBS	$(2)	$36
  ________________________

1.	Proceeds include cash received during the period, plus receivable for MBS sold during the period as of period end.
For the three months ended March 31, 2016 and 2015, we recognized a net unrealized gain of $11 million and $11 million, respectively, for the change in value of investments in interest and principal-only securities in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of March 31, 2016 and December 31, 2015, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $1.0 billion as of March 31, 2016 and December 31, 2015, and debt with a total fair value of $562 million and $595 million, respectively, in our accompanying consolidated balance sheets. As of March 31, 2016 and December 31, 2015, the agency securities had an aggregate unpaid principal balance of $0.9 billion and $1.0 billion, respectively, and the debt had an aggregate unpaid principal balance of $556 million and $587 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three months ended March 31, 2016, we recorded a loss of $5 million associated with our consolidated debt. For the three months ended March 31, 2015, we did not recognize a gain or loss associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of March 31, 2016 and December 31, 2015, the fair value of our CMO securities and interest and principal-only securities was $1.3 billion, excluding the consolidated CMO trusts discussed above, or $1.7 billion and $1.8 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $236 million and $238 million as of March 31, 2016 and December 31, 2015, respectively.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our repurchase agreements with financial institutions and under our secured borrowing facility with the Federal Home Loan Bank ("FHLB") of Des Moines. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2016, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.

Repurchase Agreements
As of March 31, 2016 and December 31, 2015, we had $45.3 billion and $41.8 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than 90 days have floating interest rates based on an index plus or minus a fixed spread. As of March 31, 2016, all of our repurchase agreements and, as of December 31, 2015, $41.7 billion of our repurchase agreements, were used to fund purchases of agency securities ("agency repo"), with an average borrowing rate of 0.76% and 0.61%, respectively, and a weighted average remaining term to maturity of 184 and 173 days, respectively. The remainder, or $25 million, of our repurchase agreements as of December 31, 2015, were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase arrangements and weighted average interest rates classified by remaining maturities as of March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016			December 31, 2015
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$24,531	0.68%	12	$17,579	0.54%	14
> 1 to ≤ 3 months	8,941	0.70%	49	14,283	0.64%	58
> 3 to ≤ 6 months	2,158	0.83%	122	3,154	0.61%	121
> 6 to ≤ 9 months	920	0.83%	222	589	0.65%	199
> 9 to ≤ 12 months	2,497	0.92%	315	1,201	0.65%	307
> 12 to ≤ 24 months	2,154	0.95%	537	1,473	0.73%	600
> 24 to ≤ 36 months	1,150	1.04%	902	650	0.81%	901
> 36 to ≤ 48 months	2,300	1.07%	1,326	1,300	0.86%	1,231
> 48 to < 60 months	625	1.10%	1,781	1,500	0.76%	1,477
Total agency repo	45,276	0.76%	184	41,729	0.61%	173
U.S. Treasury repo:
1 day	—	—%	—	25	—%	1
Total	$45,276	0.76%	184	$41,754	0.61%	173
Federal Home Loan Bank Advances

On January 12, 2016, the Federal Housing Finance Agency ("FHFA") released its final rule on FHLB membership, which requires the termination of our wholly-owned captive insurance subsidiary's FHLB membership and repayment of all FHLB advances after a one year period ending in February 2017. As of March 31, 2016 and December 31, 2015, we had $3.0 billion and $3.8 billion, respectively, of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.56% and 0.53%, respectively, and a weighted average remaining term to maturity of 306 and 141 days, respectively, through February 2017, consisting of 30 day and longer-term floating rate advances:

	March 31, 2016			December 31, 2015
Remaining Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity
≤ 1 month	$—	—%	—	$1,952	0.47%	14
> 1 to ≤ 3 months	—	—%	—	681	0.60%	84
> 9 to ≤ 12 months	3,037	0.56%	306	—	—%	—
13 months	—	—%	—	1,120	0.58%	397
Total FHLB advances	$3,037	0.56%	306	$3,753	0.53%	141

Debt of Consolidated Variable Interest Entities
As of March 31, 2016 and December 31, 2015, debt of consolidated VIEs, at fair value, was $562 million and $595 million, respectively, and had a weighted average interest rate of LIBOR plus 38 and 34 basis points, respectively, and a principal balance of $556 million and $587 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of March 31, 2016 and December 31, 2015 was 4.5 and 4.9 years, respectively.
TBA Dollar Roll Financing Transactions
As of March 31, 2016 and December 31, 2015, we had outstanding forward commitments to purchase and sell agency securities through the TBA market at a cost of $6.0 billion and $7.4 billion, respectively (see Notes 3 and 6). These transactions, also referred to as "TBA dollar roll transactions," represent a form of "off-balance sheet" financing and serve to either increase, in the case of forward purchases, or decrease, in the case of forward sales, our total "at risk" leverage. We account for such transactions as one or more series of derivative transactions and report our outstanding TBA commitments at their net carrying value of $41 million and $14 million as of March 31, 2016 and December 31, 2015, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets.

Note 6. Derivative and Other Hedging Instruments
In connection with our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. The principal instruments that we use are interest rate swaps and interest rate swaptions and U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also utilize TBA securities, purchase or write put or call options on TBA securities or invest in mortgage and other types of derivatives, such as interest and principal-only securities. We also enter into TBA contracts as a means of investing in and financing agency securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to agency securities (thereby reducing our "at risk" leverage). Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in our net book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 3.
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three months ended March 31, 2016 and 2015, we reclassified $19 million and $29 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio for those periods were $108 million and $113 million, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in gain (loss) on derivative instruments and other securities, net in our accompanying consolidated statements of comprehensive income (totaling $89 million and $84 million for the three months ended March 31, 2016 and 2015, respectively). As of March 31, 2016, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $20 million and will be reclassified from OCI into interest expense over a remaining weighted average period of 0.4 years.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of March 31, 2016 and December 31, 2015 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2016	December 31, 2015
Interest rate swaps	Derivative assets, at fair value	$2	$31
Swaptions	Derivative assets, at fair value	10	17
TBA securities	Derivative assets, at fair value	42	29
U.S. Treasury futures - short	Derivative assets, at fair value	1	4
Total derivative assets, at fair value		$55	$81

Interest rate swaps	Derivative liabilities, at fair value	$(1,651)	$(920)
TBA securities	Derivative liabilities, at fair value	(1)	(15)
Total derivative liabilities, at fair value		$(1,652)	$(935)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$—	$25
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(3,175)	(1,696)
Total U.S. Treasury securities, net at fair value		$(3,175)	$(1,671)

The following tables summarize our interest rate swap agreements outstanding as of March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate 2	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$15,125	1.05%	0.62%	$(89)	1.5
> 3 to ≤ 5 years	7,750	1.94%	0.63%	(303)	3.9
> 5 to ≤ 7 years	7,275	2.37%	0.62%	(443)	6.0
> 7 to ≤ 10 years	6,850	2.63%	0.62%	(636)	8.2
> 10 years	1,175	3.20%	0.63%	(178)	14.5
Total payer interest rate swaps	$38,175	1.83%	0.62%	$(1,649)	4.5
   ________________________

1.	Notional amount includes forward starting swaps of $2.7 billion with an average forward start date of 0.9 years and an average maturity of 7.3 years from March 31, 2016.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.73% as of March 31, 2016.

3.	Average receive rate excludes forward starting swaps.

	December 31, 2015
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$14,775	1.06%	0.40%	$(23)	1.6
> 3 to ≤ 5 years	9,950	2.03%	0.40%	(203)	4.0
> 5 to ≤ 7 years	7,175	2.47%	0.44%	(230)	6.1
> 7 to ≤ 10 years	7,450	2.57%	0.39%	(342)	8.3
> 10 years	1,175	3.20%	0.39%	(91)	14.7
Total payer interest rate swaps	$40,525	1.89%	0.40%	$(889)	4.6
   ________________________

1.	Notional amount includes forward starting swaps of $4.5 billion with an average forward start date of 0.7 years and an average maturity of 5.5 years from December 31, 2015.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.75% as of December 31, 2015.

3.	Average receive rate excludes forward starting swaps.
The following table summarizes our interest rate payer swaption agreements outstanding as of March 31, 2016 and December 31, 2015 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
March 31, 2016
Total ≤ 1 year	$68	$10	4	$1,750	3.37%	3M	7.7

December 31, 2015
Total ≤ 1 year	$74	$17	4	$2,150	3.51%	3M	7.0
The following table summarizes our U.S. Treasury securities as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016			December 31, 2015
Maturity	Face Amount Net Long / (Short)	Cost Basis	Market Value	Face Amount Net Long / (Short)	Cost Basis	Market Value
5 years	$(500)	$(501)	$(507)	$(250)	$(249)	$(249)
7 years	(1,730)	(1,723)	(1,735)	(354)	(353)	(352)
10 years	(905)	(901)	(933)	(1,085)	(1,078)	(1,070)
Total U.S. Treasury securities, net	$(3,135)	$(3,125)	$(3,175)	$(1,689)	$(1,680)	$(1,671)
The following table summarizes our U.S. Treasury futures as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016				December 31, 2015
Maturity	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
5 years	$(730)	$(884)	$(884)	$—	$(730)	$(866)	$(864)	$2
10 years	(1,130)	(1,474)	(1,473)	1	(1,130)	(1,424)	(1,422)	2
Total U.S. Treasury futures	$(1,860)	$(2,358)	$(2,357)	$1	$(1,860)	$(2,290)	$(2,286)	$4
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying U.S. Treasury security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying U.S. Treasury security.

3.	Market value represents the current market value of U.S. Treasury futures as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of U.S. Treasury futures as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

The following tables summarize our TBA securities as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016				December 31, 2015
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$18	$19	$19	$—	$(80)	$(81)	$(80)	$1
3.0%	62	64	64	—	225	233	232	(1)
3.5%	33	35	35	—	136	143	142	(1)
Total 15-Year TBAs	113	118	118	—	281	295	294	(1)
30-Year TBA securities:
3.0%	3,914	3,990	4,015	25	3,914	3,911	3,916	5
3.5%	759	781	793	12	1,497	1,536	1,539	3
4.0%	1,000	1,064	1,068	4	1,575	1,658	1,665	7
4.5%	27	30	30	—	28	30	30	—
Total 30-Year TBAs	5,700	5,865	5,906	41	7,014	7,135	7,150	15
Total net TBA securities	$5,813	$5,983	$6,024	$41	$7,295	$7,430	$7,444	$14

	March 31, 2016				December 31, 2015
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$4,172	$4,278	$4,312	$34	$6,033	$6,145	$6,159	$14
Freddie Mac	1,168	1,217	1,222	5	689	703	703	—
Ginnie Mae	473	488	490	2	573	582	582	—
TBA securities, net	$5,813	$5,983	$6,024	$41	$7,295	$7,430	$7,444	$14
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31, 2016
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) March 31, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$7,295	17,959	(19,441)	$5,813	$216
Interest rate swaps	$(40,525)	(1,000)	3,350	$(38,175)	(1,005)
Payer swaptions	$(2,150)	—	400	$(1,750)	(7)
U.S. Treasury securities - short position	$(1,714)	(1,980)	559	$(3,135)	(83)
U.S. Treasury securities - long position	$25	180	(205)	$—	5
U.S. Treasury futures contracts - short position	$(1,860)	(1,860)	1,860	$(1,860)	(77)
					$(951)
  ________________________________

1.
Excludes a net loss of $5 million from debt of consolidated VIEs, a net gain of $11 million from interest and principal-only securities and other miscellaneous net gains of $12 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage above certain specified levels. As of March 31, 2016, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of March 31, 2016, our maximum amount at risk with any counterparty related to our repurchase agreements was 5% of our stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$51,276	$993	$348	$405	$53,022
AAA non-agency MBS - fair value	112	—	—	—	112
Accrued interest on pledged securities	143	3	1	1	148
Restricted cash and cash equivalents	4	—	1,681	1	1,686
Total	$51,535	$996	$2,030	$407	$54,968
______________________
1. Includes $243 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.

	December 31, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$47,992	$1,029	$148	$485	$49,654
AAA non-agency MBS - fair value	113	—	—	—	113
U.S. Treasury securities - fair value	25	—	—	—	25
Accrued interest on pledged securities	135	3	—	2	140
Restricted cash and cash equivalents	23	—	1,226	32	1,281
Total	$48,288	$1,032	$1,374	$519	$51,213
______________________
1. Includes $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.
As of March 31, 2016 and December 31, 2015, we held $126 million and $150 million, respectively, of membership and activity-based stock in the FHLB of Des Moines. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets. FHLB stock can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2016 and December 31, 2015 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	March 31, 2016			December 31, 2015
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
MBS:[1]
≤ 30 days	$25,578	$25,250	$71	$20,053	$20,075	$57
> 30 and ≤ 60 days	7,375	7,279	21	8,311	8,340	23
> 60 and ≤ 90 days	2,091	2,064	6	7,534	7,525	21
> 90 days	16,344	16,094	45	12,207	12,187	34
Total MBS	51,388	50,687	143	48,105	48,127	135
U.S. Treasury securities:
1 day	—	—	—	25	25	—
Total	$51,388	$50,687	$143	$48,130	$48,152	$135
______________________

1.	Includes $243 million and $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements, as of March 31, 2016 and December 31, 2015, respectively.
As of March 31, 2016 and December 31, 2015, none of our borrowings backed by MBS were due on demand or mature overnight.
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
Assets Pledged from Counterparties
As of March 31, 2016 and December 31, 2015, we had U.S. Treasury securities pledged to us from counterparties as collateral under our reverse repurchase agreements of $3.2 billion and $1.7 billion, respectively. U.S Treasury securities received as collateral under our reverse repurchase agreements that we use to cover short sales of U.S. Treasury securities are accounted for as securities borrowing transactions. We recognize a corresponding obligation to return the borrowed securities at fair value on the accompanying consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.
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

The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2016 and December 31, 2015 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2016
Interest rate swap and swaption agreements, at fair value [1]	$12	$—	$12	$(12)	$—	$—
Receivable under reverse repurchase agreements	3,163	—	3,163	(2,659)	(504)	—
Total	$3,175	$—	$3,175	$(2,671)	$(504)	$—

December 31, 2015
Interest rate swap and swaption agreements, at fair value [1]	$48	$—	$48	$(31)	$—	$17
Receivable under reverse repurchase agreements	1,713	—	1,713	(1,356)	(357)	—
Total	$1,761	$—	$1,761	$(1,387)	$(357)	$17

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2016
Interest rate swap agreements, at fair value [1]	$1,651	$—	$1,651	$(12)	$(1,628)	$11
Repurchase agreements and FHLB advances	48,313	—	48,313	(2,659)	(45,654)	—
Total	$49,964	$—	$49,964	$(2,671)	$(47,282)	$11

December 31, 2015
Interest rate swap agreements, at fair value [1]	$920	$—	$920	$(31)	$(889)	$—
Repurchase agreements	45,507	—	45,507	(1,356)	(44,151)	—
Total	$46,427	$—	$46,427	$(1,387)	$(45,040)	$—
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three months ended March 31, 2016. The three levels of hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2016 and December 31, 2015 (in millions):

	March 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$54,950	$—	$—	$51,331	$—
Agency securities transferred to consolidated VIEs	—	993	—	—	1,029	—
Non-agency securities	—	112	—	—	113	—
U.S. Treasury securities	—	—	—	25	—	—
Interest rate swaps	—	2	—	—	31	—
Swaptions	—	10	—	—	17	—
REIT equity securities	38	—	—	33	—	—
TBA securities	—	42	—	—	29	—
U.S. Treasury futures	1	—	—	4	—	—
Total	$39	$56,109	$—	$62	$52,550	$—
Liabilities:
Debt of consolidated VIEs	$—	$562	$—	$—	$595	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	3,175	—	—	1,696	—	—
Interest rate swaps	—	1,651	—	—	920	—
TBA securities	—	1	—	—	15	—
Total	$3,175	$2,214	$—	$1,696	$1,530	$—
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

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of March 31, 2016, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
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

Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of March 31, 2016, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
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
During the three months ended March 31, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89 per share, including expenses, totaling $116 million. We did not repurchase any shares of our common stock during the three months ended March 31, 2015. As of March 31, 2016, the total remaining amount authorized for repurchases of our common stock was $0.6 billion.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2016 and 2015 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Three Months Ended March 31, 2016
Balance as of December 31, 2015	$(27)	$(39)	$(66)
OCI before reclassifications	763	—	763
Amounts reclassified from accumulated OCI	2	19	21
Balance as of March 31, 2016	$738	$(20)	$718

Three Months Ended March 31, 2015
Balance as of December 31, 2014	$570	$(140)	$430
OCI before reclassifications	427	—	427
Amounts reclassified from accumulated OCI	(36)	29	(7)
Balance as of March 31, 2015	$961	$(111)	$850

The following table summarizes reclassifications out of accumulated OCI for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2016	2015
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$2	$(36)	Gain (loss) on sale of mortgage-backed securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	19	29	Interest expense
Total reclassifications	$21	$(7)

Note 10. Subsequent Events

On April 12, 2016, our Board of Directors declared a monthly dividend of $0.20 per common share, which will be paid on May 9, 2016, to common stockholders of record as of April 29, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of American Capital Agency Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended March 31, 2016. Our MD&A is presented in six sections:

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
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment and extension risks, to the extent that our Manager believes is prudent, taking into account our investment strategy, the cost of the hedging transactions and our intention to qualify as a REIT. Consequently, while we use interest rate swaps and other hedges to attempt to protect our net book value against moves in interest rates, we may not hedge certain interest rate, prepayment or extension risks if our Manager believes that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status.
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can also be no certainty that our Manager's projections of our exposures to interest rates, prepayments, extension or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially. Furthermore, since our hedging strategies are generally not designed to protect our net book value from spread risk, wider spreads between the market yield on our investment securities and benchmark interests underlying our interest rate hedges will typically cause our net book value to decline and can occur independent of changes in benchmark interest rates. For further discussion of our market risks and risk management strategy, please refer to “Quantitative and Qualitative Disclosures about Market Risk” under Item 3 of this Quarterly Report on Form 10-Q.
Trends and Recent Market Impacts
Following the Federal Reserve's (the "Fed") first Federal Funds Rate increase in nearly ten years in December 2015, interest rates across much of the yield curve fell materially during the first quarter of 2016 as concerns regarding global economic weakness dampened the market’s expectations with respect to U.S. economic growth, inflation and the pace of monetary policy normalization. Consistent with this weaker outlook, at its March meeting, the Fed significantly reduced its expectations for short term interest rate increases and explicitly acknowledged the potential downside risk to the U.S. economy associated with the deteriorating global landscape. This weaker global growth also led to significant additional easing measures by the European Central Bank and the Bank of Japan, with the latter instituting negative interest rates for the first time.
Against this backdrop, the 10 year swap rate in the U.S. moved significantly during the first quarter, declining 70 basis points from 2.19% at the beginning of the quarter to a low of 1.49% in early February, ultimately closing the quarter at 1.64%, a 55 basis point decline for the quarter. The 10 year U.S. Treasury rate performed slightly better, closing the quarter down 49 basis points. The aggregate spread differential between the market yield on agency MBS and benchmark interest rates underlying our interest rate hedges widened modestly during the quarter and was the primary driver of the -2.2% decline in our net book value per common share to $22.09 per common share as of March 31, 2016, from $22.59 per common share as of December 31, 2015. Taking into account the $0.60 per common share of dividends declared during the first quarter, our economic return was 0.4% for the quarter, or 1.8% on an annualized basis.
We continue to believe that rates in the U.S. will remain "lower for longer." This more benign interest rate environment, when coupled with increasingly attractive investment opportunities in agency MBS, should be supportive of improved economic returns for our stockholders. Given this view, we chose to increase our "at risk" leverage level again during the first quarter to 7.3x as of March 31, 2016, compared to 6.8x as of December 31, 2015 and a low of 6.1x as of June 30, 2015. We also repurchased 6.5 million shares, or 1.9%, of our common stock during the quarter.
Our weighted average net interest margin declined during the first quarter due to the combination of (i) lower asset yields, due to higher prepayment expectations following the decline in interest rates and the resultant "catch-up" premium amortization expense recognized during the quarter, and (ii) an increase in our average funding costs, largely due to higher repo costs following the Fed's December rate increase and timing differences between the rate reset on our repo positions and the rate reset on the receive-floating rate leg of our pay-fixed interest rate swaps.
The outstanding balance of our hedge portfolio declined to 83% from 87% of our repo, FHLB advances, other debt and net TBA position as of March 31, 2016 and December 31, 2015, respectively. In addition, the composition of our hedges shifted slightly toward a greater portion of U.S. Treasury hedges in our overall hedge mix, as we favored using a greater share of U.S. Treasury-based hedges in the current environment given the heightened risk associated with swap spreads. The significant drop in interest rates during the quarter also led to a reduction in our net duration gap from 0.8 years as of December 31, 2015 to a zero net duration gap as of the end of the first quarter. During periods of low interest rate levels where the risk is skewed towards higher interest rates, we will generally operate with a smaller, or even negative, net duration gap. For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.
Market Information
The following table summarizes interest rates and prices of generic fixed rate agency MBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2015	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	Mar. 31, 2016 vs Dec. 31, 2015
LIBOR:
1-Month	0.18%	0.19%	0.19%	0.43%	0.44%	+0.01	bps
3-Month	0.27%	0.28%	0.33%	0.61%	0.63%	+0.02	bps
6-Month	0.40%	0.44%	0.53%	0.85%	0.90%	+0.05	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.56%	0.64%	0.64%	1.06%	0.73%	-0.33	bps
3-Year U.S. Treasury	0.88%	0.99%	0.92%	1.32%	0.86%	-0.46	bps
5-Year U.S. Treasury	1.37%	1.63%	1.37%	1.77%	1.22%	-0.55	bps
10-Year U.S. Treasury	1.93%	2.33%	2.06%	2.27%	1.78%	-0.49	bps
30-Year U.S. Treasury	2.54%	3.10%	2.88%	3.01%	2.62%	-0.39	bps
Interest Rate Swap Rate:
2-Year Swap	0.81%	0.89%	0.76%	1.17%	0.85%	-0.32	bps
3-Year Swap	1.11%	1.24%	0.99%	1.41%	0.96%	-0.45	bps
5-Year Swap	1.53%	1.77%	1.40%	1.73%	1.18%	-0.55	bps
10-Year Swap	2.03%	2.44%	2.01%	2.19%	1.64%	-0.55	bps
30-Year Swap	2.39%	2.92%	2.53%	2.62%	2.13%	-0.49	bps
30-Year Fixed Rate MBS Price:
3.0%	$102.25	$99.58	$101.34	$100.01	$102.59	+$2.58
3.5%	$105.05	$103.02	$104.31	$103.18	$104.86	+$1.68
4.0%	$106.92	$105.91	$106.67	$105.83	$106.86	+$1.03
4.5%	$109.08	$108.09	$108.41	$108.00	$108.82	+$0.82
15-Year Fixed Rate MBS Price:
2.5%	$102.71	$101.17	$101.94	$100.80	$102.66	+$1.86
3.0%	$104.83	$103.57	$104.11	$103.02	$104.47	+$1.45
3.5%	$106.09	$105.44	$105.61	$104.72	$105.59	+$0.87
4.0%	$105.59	$105.06	$104.77	$104.41	$104.31	-$0.10
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes the weighted average actual one-month annualized constant prepayment rates on our investment portfolio for the three months ended March 31, 2016. The weighted average projected CPR for the remaining life of our investment securities held as of March 31, 2016 was 10.2%, an increase from 8.4% as of December 31, 2015.

Annualized Monthly Constant Prepayment Rates [1]	Jan. 2016	Feb. 2016	Mar. 2016
AGNC portfolio	10%	8%	9%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of March 31, 2016 and December 31, 2015, our investment portfolio consisted of $56.1 billion and $52.5 billion of MBS, respectively, and a $6.0 billion and $7.4 billion net long TBA position, at fair value, respectively. The following table is a summary of our investment portfolio as of March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016				December 31, 2015
MBS and TBA Securities	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate agency securities:
≤ 15-year
≤ 15-year	$16,124	$16,447	3.25%	26%	$16,725	$16,865	3.25%	28%
15-year TBA securities	118	118	3.07%	—%	295	293	3.38%	1%
Total ≤ 15-year	16,242	16,565	3.24%	26%	17,020	17,158	3.25%	29%
20-year	1,026	1,066	3.48%	2%	1,061	1,088	3.48%	2%
30-year
30-year	36,312	36,642	3.69%	59%	32,790	32,570	3.70%	54%
30-year TBA securities	5,865	5,906	3.25%	10%	7,135	7,150	3.34%	12%
Total 30-year	42,177	42,548	3.62%	69%	39,925	39,720	3.63%	66%
Total fixed rate agency securities	59,445	60,179	3.52%	97%	58,006	57,966	3.52%	97%

Adjustable rate agency securities	458	471	3.03%	1%	484	495	3.05%	1%

AAA non-agency securities	111	112	3.50%	—%	114	113	3.50%	—%

CMO agency securities:
CMO	937	966	3.40%	2%	973	990	3.40%	2%
Interest-only strips	143	176	5.26%	—%	152	179	5.28%	—%
Principal-only strips	160	175	—%	—%	165	174	—%	—%
Total CMO agency securities	1,240	1,317	3.95%	2%	1,290	1,343	3.97%	2%

Total MBS and TBA securities	$61,254	$62,079	3.53%	100%	$59,894	$59,917	3.53%	100%
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2016 and December 31, 2015, our TBA position had a net carrying value of $41 million and $14 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The following tables summarize certain characteristics of our agency MBS fixed rate portfolio, inclusive of our net TBA position as of March 31, 2016 and December 31, 2015 (dollars in millions):

	March 31, 2016
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,002	$4,073	$4,129	44%	101.8%	2.97%	2.04%	42	9%
3.0%	4,010	4,133	4,203	73%	103.0%	3.50%	2.19%	44	10%
3.5%	4,136	4,282	4,392	89%	103.5%	3.95%	2.50%	54	11%
4.0%	3,247	3,383	3,469	89%	104.2%	4.40%	2.69%	63	13%
4.5%	350	366	367	98%	104.6%	4.87%	3.02%	67	13%
≥ 5.0%	5	5	5	25%	103.6%	6.56%	4.57%	101	14%
Total ≤ 15-year	15,750	16,242	16,565	74%	103.1%	3.71%	2.36%	51	11%
20-year
≤ 3.0%	280	278	291	28%	99.3%	3.55%	3.12%	34	10%
3.5%	581	594	615	64%	102.1%	4.05%	3.03%	36	12%
4.0%	63	65	68	49%	104.2%	4.54%	2.93%	55	13%
4.5%	81	86	88	99%	106.5%	4.90%	2.99%	64	12%
≥ 5.0%	3	3	4	—%	105.8%	5.89%	3.34%	93	19%
Total 20-year:	1,008	1,026	1,066	56%	101.8%	4.02%	3.04%	40	11%
30-year:
≤ 3.0%	6,776	6,869	6,957	2%	100.6%	3.59%	2.91%	34	7%
3.5%	19,007	19,906	20,005	52%	104.8%	4.09%	2.74%	26	9%
4.0%	12,700	13,530	13,649	62%	106.5%	4.53%	2.85%	31	11%
4.5%	1,470	1,564	1,617	87%	106.3%	4.96%	3.31%	58	11%
5.0%	140	148	155	65%	106.2%	5.45%	3.69%	94	13%
≥ 5.5%	147	160	165	38%	109.2%	6.21%	3.37%	112	17%
Total 30-year	40,240	42,177	42,548	48%	105.1%	4.25%	2.82%	30	10%
Total fixed rate	$56,998	$59,445	$60,179	55%	104.5%	4.08%	2.69%	37	10%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 for 15-year and 30-year securities, respectively, as of March 31, 2016.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 111% and 131% for 15-year and 30-year securities, respectively, as of March 31, 2016. Includes $0.9 billion and $5.2 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of March 31, 2016.

	December 31, 2015
	Includes Net TBA Position				Excludes Net TBA Position
Agency Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,162	$4,238	$4,221	47%	101.8%	2.97%	2.04%	38	8%
3.0%	4,178	4,307	4,319	73%	103.1%	3.50%	2.22%	43	9%
3.5%	4,332	4,489	4,557	88%	103.6%	3.95%	2.53%	51	10%
4.0%	3,439	3,591	3,662	89%	104.4%	4.40%	2.71%	60	11%
4.5%	372	390	394	98%	104.9%	4.87%	3.04%	64	12%
≥ 5.0%	5	5	5	28%	103.8%	6.51%	4.54%	97	13%
Total ≤ 15-year	16,488	17,020	17,158	75%	103.2%	3.71%	2.38%	48	10%
20-year
≤ 3.0%	287	285	294	28%	99.3%	3.55%	3.11%	31	8%
3.5%	600	613	628	64%	102.2%	4.05%	3.04%	33	10%
4.0%	66	69	70	48%	104.5%	4.54%	2.97%	52	11%
4.5%	84	90	92	99%	106.7%	4.90%	3.03%	61	10%
≥ 5.0%	4	4	4	—%	106.1%	5.92%	3.35%	92	18%
Total 20-year:	1,041	1,061	1,088	56%	101.9%	4.03%	3.06%	37	9%
30-year:
≤ 3.0%	6,837	6,852	6,845	2%	100.6%	3.59%	2.92%	31	6%
3.5%	16,627	17,383	17,188	51%	104.7%	4.09%	2.84%	26	7%
4.0%	12,888	13,733	13,687	57%	106.7%	4.54%	2.99%	29	8%
4.5%	1,524	1,629	1,664	87%	106.8%	4.96%	3.39%	55	9%
5.0%	148	158	163	66%	106.4%	5.45%	3.74%	92	11%
≥ 5.5%	155	170	173	38%	109.5%	6.20%	3.40%	109	16%
Total 30-year	38,179	39,925	39,720	46%	105.2%	4.27%	2.93%	30	8%
Total fixed rate	$55,708	$58,006	$57,966	55%	104.5%	4.08%	2.75%	36	8%
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
As of March 31, 2016 and December 31, 2015, the combined weighted average yield of our MBS portfolio, inclusive of interest and principal-only securities and AAA non-agency securities, was 2.72% and 2.78%, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans, or ARMs, have coupons linked to various indices. As of March 31, 2016 and December 31, 2015, our ARM securities had a weighted average next reset date of 44 months and 46 months, respectively.

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

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2016 and December 31, 2015 and our condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2016 and 2015 (in millions, except per share amounts):

($ in millions, except per share amounts)
Balance Sheet Data	March 31, 2016	December 31, 2015
	(unaudited)
Investment portfolio, at fair value	$56,055	$52,473
Total assets	$62,396	$57,021
Repurchase agreements, Federal Home Loan Bank advances and other debt	$48,875	$46,102
Total liabilities	$54,736	$49,050
Total stockholders' equity	$7,660	$7,971
Net asset value per common share as of period end [1]	$22.09	$22.59

	Three Months Ended March 31,
Statement of Comprehensive Income Data (unaudited)	2016	2015
Interest income	$295	$383
Interest expense [2]	99	86
Net interest income	196	297
Other loss, net [2]	(935)	(513)
Expenses	33	36
Net loss	(772)	(252)
Dividend on preferred stock	7	7
Net loss attributable to common stockholders	$(779)	$(259)

Net loss	$(772)	$(252)
Other comprehensive income [2]	784	420
Comprehensive income	12	168
Dividend on preferred stock	7	7
Comprehensive income available to common stockholders	$5	$161

Weighted average number of common shares outstanding - basic and diluted	334.4	352.8
Net loss per common share - basic and diluted	$(2.33)	$(0.73)
Comprehensive loss per common share - basic and diluted	$0.01	$0.46
Dividends declared per common share	$0.60	$0.66

	Three Months Ended March 31,
Other Data (unaudited)	2016	2015
Average investment securities - at par	$48,687	$56,874
Average investment securities - at cost	$50,897	$59,479
Average net TBA portfolio - at cost	$8,144	$6,957
Average total assets - at fair value	$56,763	$72,688
Average mortgage borrowings outstanding [3]	$45,926	$53,963
Average stockholders' equity [4]	$7,776	$9,401
Average coupon [5]	3.63%	3.63%
Average asset yield [6]	2.32%	2.57%
Average cost of funds [7]	(1.64)%	(1.28)%
Average net interest rate spread	0.68%	1.29%
Average net interest rate spread, including estimated TBA dollar roll income [8]	0.94%	1.53%
Average coupon (as of period end)	3.63%	3.58%
Average asset yield (as of period end)	2.72%	2.64%
Average cost of funds (as of period end) [9]	(1.49)%	(1.34)%
Average net interest rate spread (as of period end)	1.23%	1.30%
Net comprehensive income return on average common equity - annualized [10]	0.3%	7.2%
Economic return on common equity [11]	1.8%	7.1%
Average leverage [12]	5.9:1	5.8:1
Average "at risk" leverage, inclusive of the net TBA position [13]	7.0:1	6.5:1
Leverage (as of period end) [14]	6.5:1	5.8:1
"At risk" leverage, inclusive of net TBA position (as of period end) [15]	7.3:1	6.4:1
Expenses % of average total assets	0.23%	0.20%
Expenses % of average assets, including average net TBA position	0.20%	0.18%
Expenses % of average stockholders' equity	1.70%	1.55%

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

2.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 3 and 6 of our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional information regarding our discontinuance of hedge accounting.

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

7.
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

15.	"At risk" leverage at period end, inclusive of net TBA position, includes the components of "leverage (as of period end)" plus our net TBA dollar roll position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016		2015
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$445	3.63%	$516	3.63%
Net premium amortization	(150)	(1.31)%	(133)	(1.06)%
Interest income	$295	2.32%	$383	2.57%
Weighted average actual portfolio CPR for securities held during the period	9%		8%
Weighted average projected CPR for the remaining life of securities held as of period end	10%		10%
Average 30-year fixed rate mortgage rate as of period end [1]	3.71%		3.70%
10-year U.S. Treasury rate as of period end	1.78%		1.93%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the decline in interest income for the three months ended March 31, 2016, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Three Months Ended March 31, 2016 vs. March 31, 2015
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income	$(88)	$(55)	$(33)

The size of our average investment portfolio decreased in par value by 14% for the three months ended March 31, 2016, compared to the prior year period, largely as a function of the decline in our stockholders' equity due to share repurchase activity as our average leverage during the period was largely unchanged at 5.9x our stockholders' equity for the three months ended March 31, 2016, compared to 5.8x for the prior year period (see "Leverage" below).
Our average asset yield decreased for the three months ended March 31, 2016, compared to the prior year period, due to fluctuations in "catch-up" premium amortization cost recognized due to changes in our projected CPR estimates. We recognized "catch-up" premium amortization cost of $55 million for the three months ended March 31, 2016, compared to $19 million for the prior year period. Excluding "catch-up" premium amortization adjustments, our average asset yield was 2.75% for the three months ended March 31, 2016, up slightly from 2.70% for the prior year period.

Leverage
Our leverage was 6.5x and 5.8x our stockholders' equity as of March 31, 2016 and December 31, 2015, respectively, measured as the sum of our agency repurchase agreements ("agency repo"), FHLB advances and debt of consolidated VIEs (collectively referred to as "mortgage borrowings") and our net receivable / payable for unsettled agency securities divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") due to the temporary and highly liquid nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 7.3x and 6.8x our stockholders' equity as of March 31, 2016 and December 31, 2015, respectively. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repurchase agreement and other debt leverage calculations as measured from our consolidated balance sheets; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet funding liabilities. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our average and quarter-end mortgage borrowings, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	5.9:1	7.0:1	6.5:1	7.3:1
December 31, 2015	$47,018	$50,078	$46,077	$7,796	$7,430	5.8:1	6.8:1	5.8:1	6.8:1
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	5.8:1	6.5:1	5.8:1	6.4:1
_______________________

1.	Mortgage borrowings includes agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

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

Interest Expense and Cost of Funds

Our interest expense is comprised of interest expense on our mortgage borrowings and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Our mortgage borrowings primarily consist of agency repurchase agreements. Upon our election to discontinue hedge accounting under GAAP as of September 30, 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap.
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
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016		2015
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Interest expense on mortgage borrowings	$80	0.70%	$57	0.43%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	19	0.17%	29	0.22%
Total interest expense	99	0.87%	86	0.65%
Other periodic interest costs of interest rate swaps, net	89	0.77%	84	0.63%
Total adjusted net interest expense and cost of funds	$188	1.64%	$170	1.28%
 _______________________

1.	Percent of our average mortgage borrowings outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our average mortgage borrowings outstanding during the period, the size of our average interest rate swap balance outstanding (excluding forward starting swaps), the average interest rate on our borrowings and the average net pay rate on our pay-fixed receive-floating interest rate swaps. The size of our average borrowings declined 15% for the three months ended March 31, 2016, compared to the prior year period, while our average cost of funds increased 36 basis points due to the net effect of (i) higher average interest rates on our mortgage borrowings, (ii) a higher ratio of interest rate swaps outstanding to our average mortgage borrowings (excluding forward starting swaps) and (iii) an increase in the floating rate received on our interest rate swaps more than offsetting an increase in the average fixed rate paid.

The following is a summary of the estimated impact of the principal elements impacting the increase in our adjusted net interest expense for the three months ended March 31, 2016, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Three Months Ended March 31, 2016 and March 31, 2015
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Interest expense on mortgage borrowings	$23	$(8)	$31
Periodic interest rate swap costs [1]	(5)	10	(15)
Total change in adjusted net interest expense	$18	$2	$16

_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The table below presents a summary of our average mortgage borrowings outstanding and our average interest rates swaps outstanding, excluding forward starting swaps, for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2016	2015
Average mortgage borrowings	$45,926	$53,963
Average notional amount of interest rate swaps (excluding forward starting swaps)	$35,811	$32,924
Average ratio of interest rate swaps to mortgage borrowings	78%	61%

Weighted average pay rate on interest rate swaps	1.75%	1.62%
Weighted average receive rate on interest rate swaps	(0.54)%	(0.23)%
Weighted average net pay rate on interest rate swaps	1.21%	1.39%

For the three months ended March 31, 2016 and 2015, we had an average of $4.0 billion and $13.0 billion, respectively, of forward starting interest rate swaps outstanding. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest rate swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve.
Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 74% for the three months ended March 31, 2016, compared to 75% for the three months ended March 31, 2015.

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps Outstanding (Including Forward Starting Swaps) to Mortgage Borrowings and Net TBA Position	2016	2015
Average mortgage borrowings	$45,926	$53,963
Average net TBA position - at cost	8,144	6,957
Total average mortgage borrowings and net TBA position	$54,070	$60,920
Average notional amount of interest rate swaps (including of forward starting swaps)	$39,767	$45,880
Average ratio of interest rate swaps to mortgage borrowings and net TBA position	74%	75%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Net interest income	$196	$297
Other periodic interest costs of interest rate swaps, net [1]	(89)	(84)
Dividend from REIT equity securities [1]	1	2
TBA dollar roll income [1]	50	57
Adjusted net interest income	158	272
Operating expenses	33	36
Net spread and dollar roll income	125	236
Dividend on preferred stock	7	7
Net spread and dollar roll income available to common stockholders	118	229
Estimated "catch-up" premium amortization cost due to change in CPR forecast	55	19
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$173	$248

Weighted average number of common shares outstanding - basic and diluted	334.4	352.8
Net spread and dollar roll income per common share - basic and diluted	$0.36	$0.65
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.52	$0.70
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three months ended March 31, 2016 decreased to $0.52 per common share from $0.70 per common share for the prior year period, reflective of the increase in our average cost of funds, which was partially offset by the increase in our average "at risk" leverage.
Excluding catch-up premium amortization cost, our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds inclusive of TBAs) was 1.31% for the three months ended March 31, 2016, compared to 1.64% for the prior year period. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 0.94% for the three months ended March 31, 2016, compared to 1.53% for the prior year period.

Gain (Loss) on Sale of Mortgage-Backed Securities, Net
The following table is a summary of our net gain (loss) on sale of MBS for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
MBS sold, at cost	$(3,515)	$(7,732)
Proceeds from MBS sold [1]	3,513	7,768
Net gain (loss) on sale of MBS	$(2)	$36

Gross gain on sale of MBS	$5	$57
Gross loss on sale of MBS	(7)	(21)
Net gain (loss) on sale of MBS	$(2)	$36
 _______________________

1.	Proceeds include cash received during the period, plus receivable for MBS sold during the period as of period end.

Asset sales primarily resulted from leverage adjustments and portfolio repositioning.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Periodic interest costs of interest rate swaps, net	$(89)	$(84)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	50	57
TBA securities - mark-to-market net gain	138	289
Payer swaptions	(7)	(15)
Receiver swaptions	—	13
U.S. Treasury securities - long position	5	36
U.S. Treasury securities - short position	(24)	(47)
U.S. Treasury futures - short position	(74)	(11)
Interest rate swap termination fees	(136)	(162)
REIT equity securities	—	2
Other	7	—
Total realized gain (loss) on derivative instruments and other securities, net	(41)	162
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	28	(112)
Interest rate swaps	(780)	(500)
Payer swaptions	—	(2)
Receiver swaptions	—	4
Interest and principal-only strips	11	11
U.S. Treasury securities - long position	—	16
U.S. Treasury securities - short position	(59)	(35)
U.S. Treasury futures - short position	(3)	(9)
Debt of consolidated VIEs	(5)	—
REIT equity securities	5	—
Total unrealized gain (loss) on derivative instruments and other securities, net	(803)	(627)
Total gain (loss) on derivative instruments and other securities, net	$(933)	$(549)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.

Management Fees and General and Administrative Expenses
We pay our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There is no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $27 million and $30 million for the three months ended March 31, 2016 and 2015, respectively.
General and administrative expenses were $6 million for the three months ended March 31, 2016 and 2015. Our general and administrative expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. For the three months ended March 31, 2016, our general and administrative expenses also included compensation costs of our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC.
Our total annualized operating expense as a percentage of our average stockholders' equity was 1.70% and 1.55% for the three months ended March 31, 2016 and 2015, respectively.

Dividends and Income Taxes
For the three months ended March 31, 2016 and 2015, we had estimated taxable income available to common stockholders of $74 million and $166 million (or $0.22 and $0.47 per common share), respectively.
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
The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2016 and 2015 (dollars in millions):

	Three Months Ended March 31,
	2016	2015
Net loss	$(772)	$(252)
Estimated book to tax differences:
Premium amortization, net	55	26
Realized gain/loss, net	93	(113)
Net capital loss/(utilization of net capital loss carryforward)	(99)	(115)
Unrealized gain/loss, net	804	627
Other	—	—
Total book to tax differences	853	425
Estimated REIT taxable income	81	173
Dividend on preferred stock	7	7
Estimated REIT taxable income available to common stockholders	$74	$166
Weighted average number of common shares outstanding - basic and diluted	334.4	352.8
Estimated REIT taxable income per common share - basic and diluted	$0.22	$0.47

Beginning cumulative non-deductible net capital loss	$684	$761
Utilization of net capital loss carryforward	(99)	(115)
Ending cumulative non-deductible net capital loss	$585	$646
Ending cumulative non-deductible net capital loss per ending common share	$1.77	$1.83
As of March 31, 2016, we had $0.6 billion (or $1.77 per common share) of net capital loss carryforwards, which can be carried forward and applied against future net capital gains through fiscal year 2018.
The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during the three months ended March 31, 2016 and 2015:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
March 31, 2016	$0.50000	$0.484375	$0.60
March 31, 2015	$0.50000	$0.484375	$0.66
The final tax characterization of our fiscal year 2016 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

Other Comprehensive Income
The following table summarizes the components of our other comprehensive income for the three months ended March 31, 2016 and 2015 (in millions):

	Three Months Ended March 31,
	2016	2015
Unrealized gain (loss) on available-for-sale securities, net:
Unrealized gain, net	$763	$427
Reversal of prior period unrealized (gain) loss, net, upon realization	2	(36)
Unrealized gain on available-for-sale securities, net:	765	391
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	19	29
Total other comprehensive income	$784	$420

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
As of March 31, 2016, we had $45.3 billion of repurchase agreements outstanding used to fund acquisitions of agency securities. Our "at risk" leverage ratio was 7.3x as of March 31, 2016, compared to 6.8x as of December 31, 2015, measured as the sum of our mortgage borrowings (primarily consisting of our agency repurchase agreements), our net TBA position (at cost) and our net receivable / payable for unsettled mortgage securities divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Excluding our net TBA position, our leverage ratio was 6.5x our stockholders' equity as of March 31, 2016, compared to 5.8x as of December 31, 2015.
As of March 31, 2016, our agency repurchase agreements had a weighted average cost of funds of 0.76% and a weighted average remaining days-to-maturity of 184 days, compared 0.61% and 173 days, respectively, as of December 31, 2015.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2016, we had master repurchase agreements with 36 financial institutions located throughout North America, Europe and Asia. As of March 31, 2016, a maximum of 5% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 15% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2016. For further details regarding our borrowings under repurchase agreements and concentration of credit risk as of March 31, 2016, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	March 31, 2016
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	18	64%
Europe	13	24%
Asia	5	12%
	36	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2016, haircuts on our pledged collateral remained stable and as of March 31, 2016, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of March 31, 2016, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $2.5 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
Our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"), was formed in 2015 and is currently in the regulatory application process. BES expects to become operational during 2016 and intends to become a member of the Fixed Income Clearing Corporation ("FICC"), thereby providing us with additional repurchase agreement funding and TBA trade clearing capabilities. There can be no assurances that BES will be successful in receiving the regulatory approvals required to become operational or that BES will be successful in becoming a member of the FICC.
To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we utilize an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed rate assets during a period of rising interest rates. The principal derivative instruments that we use are interest rate swaps, supplemented with the use of interest rate swaptions, U.S. Treasury securities, U.S. Treasury futures contracts, TBA securities and other instruments. Please refer to Notes 3 and 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for further details regarding our use of derivative instruments.
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
Excluding centrally cleared interest rate swaps, as of March 31, 2016, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity.
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

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2016, we had a net long TBA position with a market value and total contract price of $6.0 billion and a net carrying value of $41 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Quarterly Report on Form 10-Q.

Our TBA dollar roll contracts are also subject to margin requirements governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC and by our prime brokerage agreements, which may establish margin levels in excess of the MBSD. Such provisions require that we establish an initial margin based on the notional value of the TBA contract, which is subject to increase if the estimated fair value of our TBA contract or the estimated fair value of our pledged collateral declines. The MBSD has the sole discretion to determine the value of our TBA contracts and of the pledged collateral securing such contracts. In the event of a margin call, we must generally provide additional collateral on the same business day.

Settlement of our TBA obligations by taking delivery of the underlying securities as well as satisfying margin requirements could negatively impact our liquidity position. However, since we do not use TBA dollar roll transactions as our primary source of financing, we believe that we will have adequate sources of liquidity to meet such obligations.
Federal Home Loan Bank Membership

In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was approved as a member of the FHLB of Des Moines. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans, called "advances." In January 2016, the FHFA released its final rule on changes to regulations concerning FHLB membership criteria. The final rule terminates OGI's FHLB membership and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). As of March 31, 2016, we had $3.0 billion of FHLB advances outstanding with a weighted average interest rate of 0.56% and a weighted average remaining days to maturity of 306 days up to February 2017. Termination of our FHLB membership could negatively impact our liquidity position; however, since FHLB advances do not represent our primary source of funding, we believe that we will have adequate alternative sources of funding upon such termination.

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

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of March 31, 2016, approximately 89% of our fixed rate agency MBS portfolio was eligible for TBA delivery.
Equity Capital
To the extent we raise additional equity capital through follow-on equity offerings or under our dividend reinvestment and direct stock purchase plan, we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our funding liabilities and for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current net asset value per common share, among other conditions, we may repurchase shares of our common stock.
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
During the three months ended March 31, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89 per share, including expenses, totaling $116 million. As of March 31, 2016, the total remaining amount authorized for repurchases of our common stock was $0.6 billion.

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of March 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate risk, prepayment risk, spread risk, liquidity risk, extension risk, credit risk and inflation risk.
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
We may utilize a variety of financial instruments in order to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and swaptions. We also utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales, as well as TBA contracts. We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivative instruments, such as interest and principal-only securities. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
Our profitability and the value of our investment portfolio (including derivatives used for hedging purposes) may be adversely affected during any period as a result of changing interest rates including changes in the forward yield curve.
Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the estimated percentage change in market value of our mortgage assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. The duration of our investment portfolio changes with interest rates and tends to increase when interest rates rise and decrease when interest rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.
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
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our net asset value as of March 31, 2016 and December 31, 2015 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2016 and December 31, 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of March 31, 2016
-100 Basis Points	-24.1%	-1.1%	-9.2%
-50 Basis Points	-7.1%	-0.3%	-2.1%
+50 Basis Points	+3.4%	-0.2%	-2.0%
+100 Basis Points	+4.1%	-0.9%	-7.5%

As of December 31, 2015
-100 Basis Points	-17.3%	-0.4%	-2.8%
-50 Basis Points	-4.2%	+0.1%	+0.6%
+50 Basis Points	+2.0%	-0.5%	-3.7%
+100 Basis Points	+2.5%	-1.2%	-9.4%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties as well as by our Manager, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 10% and 8% as of March 31, 2016 and December 31, 2015, respectively. As of March 31, 2016, rate shock scenarios assume a forecasted CPR of 17%, 13%, 9% and 8% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2015, rate shock scenarios assume a forecasted CPR of 12%, 10%, 8% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
Spread Risk

When the market spread between the yield on our investment securities and benchmark interest rates widens, our net book value could decline if the value of our investment securities fall by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of March 31, 2016 and December 31, 2015 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.8 years and 5.2 years as of March 31, 2016 and December 31, 2015, respectively, based on interest rates and MBS prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of March 31, 2016
-25 Basis Points	+1.2%	+10.1%
-10 Basis Points	+0.5%	+4.0%
+10 Basis Points	-0.5%	-4.0%
+25 Basis Points	-1.2%	-10.1%

As of December 31, 2015
-25 Basis Points	+1.3%	+10.2%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.2%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements, FHLB advances and other short-term funding agreements.  As of March 31, 2016, we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $2.5 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll such funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Inflation Risk
Virtually all of our assets and liabilities are interest rate sensitive in nature. As a result, interest rates and other factors influence our performance more so than does inflation. Changes in interest rates do not necessarily correlate with inflation rates or changes in inflation rates. Further, our consolidated financial statements are prepared in accordance with GAAP and our distributions are determined by our Board of Directors based in part on our net income as calculated for income tax purposes. In each case, our activities and consolidated balance sheets are measured with reference to historical cost and/or fair market value without considering inflation.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Item 1A. Risk Factors

There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2015.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2016 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
February 8, 2016 - February 29, 2016	5.4	$17.85	5.4	N/A
March 1, 2016 - March 21, 2016	1.1	$18.08	1.1	N/A
Total	6.5	$17.89	6.5	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program described in Note 9 of our accompanying Consolidated Financial Statements in this Form 10-Q.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6.     Exhibits and Financial Statement Schedules
(a)    Exhibit Index

Exhibit No.	Description

3.1	American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended April 20, 2016, filed herewith.

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

*10.1
Form of American Capital Agency Corp. Amended and Restated Equity Incentive Plan for Independent Directors, incorporated herein by reference to Appendix 1 of the Definitive Proxy Statement for the 2016 Annual Meeting (File No. 001-34057), filed March 11, 2016.

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ GARY KAIN
Gary Kain Chief Executive Officer, President and Chief Investment Officer
Date:	May 5, 2016