Form 10-Q
period 2016-06-30
American Capital Agency Corp
filed 2016-08-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2016
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
2 Bethesda Metro Center, 12th Floor
Bethesda, Maryland 20814
(Address of principal executive offices)
(301) 968-9315
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2016 was 331,046,077.

AMERICAN CAPITAL AGENCY CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $48,344 and $48,380, respectively)	$53,418	$51,331
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	945	1,029
Non-agency securities, at fair value (pledged securities)	107	113
U.S. Treasury securities, at fair value (pledged securities)	62	25
REIT equity securities, at fair value	19	33
Cash and cash equivalents	1,131	1,110
Restricted cash and cash equivalents	1,399	1,281
Derivative assets, at fair value	111	81
Receivable under reverse repurchase agreements	2,982	1,713
Other assets	301	305
Total assets	$60,475	$57,021
Liabilities:
Repurchase agreements	$41,947	$41,754
Federal Home Loan Bank advances	3,037	3,753
Debt of consolidated variable interest entities, at fair value	528	595
Payable for securities purchased	2,581	182
Derivative liabilities, at fair value	1,519	935
Dividends payable	73	74
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	3,017	1,696
Accounts payable and other accrued liabilities	71	61
Total liabilities	52,773	49,050
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600.0 shares authorized;
331.0 and 337.5 shares issued and outstanding, respectively	3	3
Additional paid-in capital	9,932	10,048
Retained deficit	(3,669)	(2,350)
Accumulated other comprehensive income (loss)	1,100	(66)
Total stockholders' equity	7,702	7,971
Total liabilities and stockholders' equity	$60,475	$57,021
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Interest income:
Interest income	$318	$414	$613	$797
Interest expense	101	81	200	167
Net interest income	217	333	413	630
Other gain (loss), net:
Gain (loss) on sale of mortgage-backed securities, net	55	(22)	53	14
Gain (loss) on derivative instruments and other securities, net	(367)	237	(1,300)	(312)
Total other gain (loss), net	(312)	215	(1,247)	(298)
Expenses:
Management fees	25	29	52	59
General, administrative and other expenses	15	7	21	13
Total expenses	40	36	73	72
Net income (loss)	(135)	512	(907)	260
Dividend on preferred stock	7	7	14	14
Net income (loss) available (attributable) to common stockholders	$(142)	$505	$(921)	$246

Net income (loss)	$(135)	$512	$(907)	$260
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	370	(872)	1,135	(481)
Unrealized gain on derivative instruments, net	12	26	31	55
Other comprehensive income (loss)	382	(846)	1,166	(426)
Comprehensive income (loss)	247	(334)	259	(166)
Dividend on preferred stock	7	7	14	14
Comprehensive income (loss) available (attributable) to common stockholders	$240	$(341)	$245	$(180)

Weighted average number of common shares outstanding - basic and diluted	331.0	352.1	332.7	352.5
Net income (loss) per common share - basic and diluted	$(0.43)	$1.43	$(2.77)	$0.70
Dividends declared per common share	$0.60	$0.62	$1.20	$1.28
See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	6.9	$336	352.8	$4	$10,332	$(1,674)	$430	$9,428
Net income	—	—	—	—	—	260	—	260
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(481)	(481)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	55	55
Repurchase of common stock	—	—	(4.0)	—	(79)	—	—	(79)
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Common dividends declared	—	—	—	—	—	(451)	—	(451)
Balance, June 30, 2015	6.9	$336	348.8	$4	$10,253	$(1,879)	$4	$8,718

Balance, December 31, 2015	6.9	$336	337.5	$3	$10,048	$(2,350)	$(66)	$7,971
Net loss	—	—	—	—	—	(907)	—	(907)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,135	1,135
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	31	31
Repurchase of common stock	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Common dividends declared	—	—	—	—	—	(398)	—	(398)
Balance, June 30, 2016	6.9	$336	331.0	$3	$9,932	$(3,669)	$1,100	$7,702

See accompanying notes to consolidated financial statements.

AMERICAN CAPITAL AGENCY CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2016	2015
Operating activities:
Net income (loss)	$(907)	$260
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	284	202
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	31	55
Stock based compensation	1	—
Gain on sale of mortgage-backed securities, net	(53)	(14)
Loss on derivative instruments and other securities, net	1,300	312
Decrease in other assets	23	56
Increase in accounts payable and other accrued liabilities	9	—
Net cash provided by operating activities	688	871
Investing activities:
Purchases of mortgage-backed securities	(13,453)	(18,882)
Proceeds from sale of mortgage-backed securities	11,076	18,006
Principal collections on mortgage-backed securities	3,690	4,106
Purchases of U.S. Treasury securities	(1,819)	(36,811)
Proceeds from sale of U.S. Treasury securities	2,947	30,854
Net proceeds from (payments on) reverse repurchase agreements	(1,269)	2,477
Net payments on other derivative instruments	(609)	(3)
Purchases of REIT equity securities	—	(11)
Proceeds from sale of REIT equity securities	4	11
Increase in restricted cash and cash equivalents	(141)	(65)
Other investing cash flows, net	—	(13)
Net cash provided by (used in) investing activities	426	(331)
Financing activities:
Proceeds from repurchase arrangements	134,605	232,533
Payments on repurchase agreements	(134,389)	(232,651)
Proceeds from Federal Home Loan Bank advances	2,098	—
Payments on Federal Home Loan Bank advances	(2,814)	—
Payments on debt of consolidated variable interest entities	(64)	(80)
Payments for common stock repurchases	(116)	(79)
Cash dividends paid	(413)	(473)
Net cash used in financing activities	(1,093)	(750)
Net change in cash and cash equivalents	21	(210)
Cash and cash equivalents at beginning of period	1,110	1,720
Cash and cash equivalents at end of period	$1,131	$1,510
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
We operate so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a REIT, we are required to distribute annually 90% of our taxable net income. As long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute our annual taxable net income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We earn income primarily from investing in agency mortgage-backed securities ("agency MBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other assets reasonably related to agency securities and up to 10% of our assets in AAA non-agency and commercial mortgage-backed securities (collectively referred to as "AAA non-agency MBS").
Our principal objective is to generate attractive risk-adjusted returns for distribution to our stockholders through regular monthly dividends from our net interest income and net realized gains and losses on our investments and hedging activities, while preserving our net asset value (also referred to as "net book value," "NAV" and "stockholders' equity"). We fund our investments primarily through short-term borrowings structured as repurchase agreements.
Prior to July 1, 2016, we were externally managed by American Capital AGNC Management, LLC (our "Manager"), an affiliate of American Capital, Ltd. ("ACAS"). On July 1, 2016, we completed the acquisition of all of the outstanding membership interests of American Capital Mortgage Management, LLC (“ACMM”), the parent company of our Manager, from American Capital Asset Management, LLC (“ACAM”), a wholly owned portfolio company of ACAS. ACMM is also the parent company of American Capital MTGE Management, LLC (“MTGE Manager”), the external manager of American Capital Mortgage Investment Corp. (“MTGE”). Following the closing of the acquisition of ACMM (the “Internalization”), we became internally managed and are no longer affiliated with ACAS. (See Note 10 for further details.)

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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our judgment, we may make adjustments to its estimates. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) the actual prepayments to date plus our currently estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.

Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales, and forward contracts for the purchase or sale of agency MBS securities on a generic pool basis in the "to-be-announced" market ("TBA securities"). We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivatives, such as interest and principal-only securities.
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

Note 4. Investment Securities
As of June 30, 2016 and December 31, 2015, our investment portfolio consisted of $54.5 billion and $52.5 billion of MBS, at fair value, respectively, and a $7.1 billion and $7.4 billion net long TBA position, at fair value, respectively.
Our TBA position is reported at its net carrying value of $97 million and $14 million as of June 30, 2016 and December 31, 2015, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Note 6 for further details of our net TBA position as of June 30, 2016 and December 31, 2015.)
As of June 30, 2016 and December 31, 2015, the net unamortized premium balance on our MBS was $2.4 billion and $2.3 billion, respectively, including interest and principal-only securities.
The following tables summarize our investments in MBS as of June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016
Investments in Mortgage-Backed Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency MBS:
Fixed rate	$51,590	$1,068	$(10)	$52,648
Adjustable rate	429	14	—	443
CMO	888	32	—	920
Interest-only and principal-only strips	305	50	(3)	352
Total agency MBS	53,212	1,164	(13)	54,363
Non-agency MBS:
AAA non-agency	105	2	—	107
Total MBS	$53,317	$1,166	$(13)	$54,470

	December 31, 2015
Investments in Mortgage-Backed Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency MBS:
Fixed rate	$50,576	$339	$(393)	$50,522
Adjustable rate	484	11	—	495
CMO	973	18	(1)	990
Interest-only and principal-only strips	317	39	(3)	353
Total agency MBS	52,350	407	(397)	52,360
Non-agency MBS:
AAA non-agency	114	—	(1)	113
Total MBS	$52,464	$407	$(398)	$52,473

	June 30, 2016
Investments in Mortgage-Backed Securities	Fannie Mae	Freddie Mac	Ginnie Mae	Non-Agency	Total
Available-for-sale MBS:
MBS, par value	$40,245	$10,356	$53	$104	$50,758
Unamortized discount	(30)	(3)	—	—	(33)
Unamortized premium	1,766	519	1	1	2,287
Amortized cost	41,981	10,872	54	105	53,012
Gross unrealized gains	897	215	2	2	1,116
Gross unrealized losses	(7)	(3)	—	—	(10)
Total available-for-sale MBS, at fair value	42,871	11,084	56	107	54,118
MBS remeasured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	288	17	—	—	305
Gross unrealized gains	47	3	—	—	50
Gross unrealized losses	(2)	(1)	—	—	(3)
Total MBS remeasured at fair value through earnings	333	19	—	—	352
Total MBS, at fair value	$43,204	$11,103	$56	$107	$54,470
Weighted average coupon as of June 30, 2016 [2]	3.61%	3.70%	3.08%	3.50%	3.63%
Weighted average yield as of June 30, 2016 [3]	2.67%	2.68%	1.95%	3.00%	2.68%
 ________________________

1.
The underlying unamortized principal balance ("UPB" or "par value") of our interest-only securities was $1.0 billion and the weighted average contractual interest we are entitled to receive was 5.29% of this amount as of June 30, 2016. The par value of our principal-only securities was $192 million as of June 30, 2016.

2.
The weighted average coupon includes the interest cash flows from our interest-only securities and is stated as a percentage of par value (excluding the UPB of our interest-only securities) as of June 30, 2016.

3.	Incorporates a weighted average future constant prepayment rate assumption of 11% based on forward rates as of June 30, 2016.

	December 31, 2015
Investments in Mortgage-Backed Securities	Fannie Mae	Freddie Mac	Ginnie Mae	Non-Agency	Total
Available-for-sale MBS:
MBS, par value	$39,205	$10,575	$62	$113	$49,955
Unamortized discount	(32)	(4)	—	—	(36)
Unamortized premium	1,707	519	1	1	2,228
Amortized cost	40,880	11,090	63	114	52,147
Gross unrealized gains	286	80	2	—	368
Gross unrealized losses	(283)	(111)	—	(1)	(395)
Total available-for-sale MBS, at fair value	40,883	11,059	65	113	52,120
MBS measured at fair value through earnings:
Interest-only and principal-only strips, amortized cost [1]	298	19	—	—	317
Gross unrealized gains	35	4	—	—	39
Gross unrealized losses	(2)	(1)	—	—	(3)
Total MBS measured at fair value through earnings	331	22	—	—	353
Total MBS, at fair value	$41,214	$11,081	$65	$113	$52,473
Weighted average coupon as of December 31, 2015 [2]	3.62%	3.69%	3.18%	3.50%	3.63%
Weighted average yield as of December 31, 2015 [3]	2.79%	2.77%	1.97%	3.33%	2.78%
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

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of June 30, 2016 and December 31, 2015, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 11% and 8%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our investments classified as available-for-sale as of June 30, 2016 and December 31, 2015 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2016				December 31, 2015
Estimated Weighted Average Life of Securities Classified as Available-for-Sale [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$1,155	$1,134	3.89%	2.45%	$167	$163	4.02%	2.66%
> 3 years and ≤ 5 years	19,190	18,698	3.36%	2.45%	17,497	17,343	3.27%	2.40%
> 5 years and ≤10 years	31,934	31,349	3.65%	2.77%	34,206	34,391	3.67%	2.93%
> 10 years	1,839	1,831	3.02%	2.64%	250	250	3.56%	3.08%
Total	$54,118	$53,012	3.53%	2.64%	$52,120	$52,147	3.54%	2.75%
 _______________________

1.	Excludes interest and principal-only strips.

The weighted average life of our interest-only securities was 5.1 and 6.1 years as of June 30, 2016 and December 31, 2015, respectively. The weighted average life of our principal-only securities was 6.0 and 8.0 years as of June 30, 2016 and December 31, 2015, respectively.

Securities classified as available-for-sale are reported at fair value, with unrealized gains and losses excluded from earnings and reported in accumulated OCI, a separate component of stockholders' equity. Refer to Note 9 for a summary of changes in accumulated OCI for our available-for-sale securities for the three and six months ended June 30, 2016 and 2015.

The following table presents the gross unrealized loss and fair values of our available-for-sale securities by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2016 and December 31, 2015 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2016	$730	$(1)	$2,072	$(9)	$2,802	$(10)
December 31, 2015	$24,035	$(200)	$6,793	$(195)	$30,828	$(395)

We did not recognize any OTTI charges on our investment securities for the six months ended June 30, 2016 and 2015. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE guarantees and credit enhancements on our AAA non-agency securities, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses on Sale of Mortgage-Backed Securities
The following table is a summary of our net gain (loss) from the sale of securities classified as available-for-sale for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Securities Classified as Available-for-Sale	2016	2015	2016	2015
MBS sold, at cost	$(7,508)	$(10,241)	$(11,023)	$(17,974)
Proceeds from MBS sold [1]	7,563	10,219	11,076	17,988
Net gain (loss) on sale of MBS	$55	$(22)	$53	$14

Gross gain on sale of MBS	$55	$22	$60	$79
Gross loss on sale of MBS	—	(44)	(7)	(65)
Net gain (loss) on sale of MBS	$55	$(22)	$53	$14
  ________________________

1.	Proceeds include cash received during the period, plus receivable for MBS sold during the period as of period end.
For the three and six months ended June 30, 2016, we recognized a net unrealized gain of zero and $11 million, respectively, and for the three and six months ended June 30, 2015 we recognized a net unrealized loss of $7 million and an unrealized gain of $4 million, respectively, for the change in value of investments in interest and principal-only securities in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of June 30, 2016 and December 31, 2015, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $0.9 billion and 1.0 billion as of June 30, 2016 and December 31, 2015, respectively, and debt with a total fair value of $528 million and $595 million, respectively, in our accompanying consolidated balance sheets. As of June 30, 2016 and December 31, 2015, the agency securities had an aggregate unpaid principal balance of $0.9 billion and $1.0 billion, respectively, and the debt had an aggregate unpaid principal balance of $523 million and $587 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three and six months ended June 30, 2016, we recorded a gain of $1 million and a loss of $6 million, respectively, associated with our consolidated debt. For the three and six months ended June 30, 2015, we recorded a gain of $9 million associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of June 30, 2016 and December 31, 2015, the fair value of our CMO securities and interest and principal-only securities was $1.3 billion, excluding the consolidated CMO trusts discussed above, or $1.7 billion and $1.8 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $241 million and $238 million as of June 30, 2016 and December 31, 2015, respectively.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our repurchase agreements with financial institutions and under our secured borrowing facility with the Federal Home Loan Bank ("FHLB") of Des Moines. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of

June 30, 2016, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
Repurchase Agreements
As of June 30, 2016 and December 31, 2015, we had $41.9 billion and $41.8 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than 90 days have floating interest rates based on an index plus or minus a fixed spread. Substantially all of our repurchase agreements were used to fund purchases of agency securities ("agency repo"). The remainder of our repurchase agreements were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016			December 31, 2015
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$18,710	0.69%	12	$17,579	0.54%	14
> 1 to ≤ 3 months	10,043	0.71%	56	14,283	0.64%	58
> 3 to ≤ 6 months	2,479	0.82%	117	3,154	0.61%	121
> 6 to ≤ 9 months	3,185	0.92%	224	589	0.65%	199
> 9 to ≤ 12 months	1,269	0.90%	328	1,201	0.65%	307
> 12 to ≤ 24 months	2,176	0.99%	521	1,473	0.73%	600
> 24 to ≤ 36 months	1,150	1.08%	955	650	0.81%	901
> 36 to ≤ 48 months	2,300	1.07%	1,292	1,300	0.86%	1,231
> 48 to < 60 months	625	1.10%	1,690	1,500	0.76%	1,477
Total agency repo	41,937	0.78%	202	41,729	0.61%	173
U.S. Treasury repo:
1 day	10	0.60%	1	25	—%	1
Total	$41,947	0.78%	202	$41,754	0.61%	173
Federal Home Loan Bank Advances

On January 12, 2016, the Federal Housing Finance Agency ("FHFA") released its final rule on FHLB membership, which requires the termination of our wholly-owned captive insurance subsidiary's FHLB membership and repayment of all FHLB advances after a one year period ending in February 2017. As of June 30, 2016 and December 31, 2015, we had $3.0 billion and $3.8 billion, respectively, of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.61% and 0.53%, respectively, and a weighted average remaining term to maturity of 215 and 141 days, respectively, consisting of 30 day and longer-term floating rate advances:

	June 30, 2016			December 31, 2015
Remaining Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity
≤ 1 month	$—	—%	—	$1,952	0.47%	14
> 1 to ≤ 3 months	—	—%	—	681	0.60%	84
> 7 to ≤ 9 months	3,037	0.61%	215	—	—%	—
13 months	—	—%	—	1,120	0.58%	397
Total FHLB advances	$3,037	0.61%	215	$3,753	0.53%	141

Debt of Consolidated Variable Interest Entities
As of June 30, 2016 and December 31, 2015, debt of consolidated VIEs, at fair value, was $528 million and $595 million, respectively, and had a weighted average interest rate of LIBOR plus 36 and 34 basis points, respectively, and a principal balance of $523 million and $587 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of June 30, 2016 and December 31, 2015 was 4.8 and 4.9 years, respectively.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three and six months ended June 30, 2016, we reclassified $12 million and $31 million, respectively, and for the three and six months ended June 30, 2015 $26 million and $55 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio were $81 million and $189 million for the three and six months ended June 30, 2016, respectively, and $125 million and $238 million for the three and six months ended June 30, 2015, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in gain (loss) on derivative instruments and other securities, net in our accompanying consolidated statements of comprehensive income (totaling $69 million and $158 million for the three and six months ended June 30, 2016, respectively, and $99 million and $183 million for the three and six months ended June 30, 2015, respectively). As of June 30, 2016, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $8 million.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of June 30, 2016 and December 31, 2015 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2016	December 31, 2015
Interest rate swaps	Derivative assets, at fair value	$1	$31
Swaptions	Derivative assets, at fair value	7	17
TBA securities	Derivative assets, at fair value	103	29
U.S. Treasury futures - short	Derivative assets, at fair value	—	4
Total derivative assets, at fair value		$111	$81

Interest rate swaps	Derivative liabilities, at fair value	$(1,455)	$(920)
TBA securities	Derivative liabilities, at fair value	(6)	(15)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(58)	—
Total derivative liabilities, at fair value		$(1,519)	$(935)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$62	$25
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(3,017)	(1,696)
Total U.S. Treasury securities, net at fair value		$(2,955)	$(1,671)

The following tables summarize our interest rate swap agreements outstanding as of June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate 2	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$17,225	1.04%	0.64%	$(113)	1.4
> 3 to ≤ 5 years	5,200	1.58%	0.64%	(148)	3.6
> 5 to ≤ 7 years	6,975	2.22%	0.64%	(448)	5.9
> 7 to ≤ 10 years	4,550	2.67%	0.64%	(526)	8.2
> 10 years	1,175	3.20%	0.66%	(219)	14.2
Total payer interest rate swaps	$35,125	1.64%	0.64%	$(1,454)	4.0
   ________________________

1.	Notional amount includes forward starting swaps of $2.7 billion with an average forward start date of 0.7 years and an average maturity of 7.1 years from June 30, 2016.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.51% as of June 30, 2016.

3.	Average receive rate excludes forward starting swaps.

	December 31, 2015
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$14,775	1.06%	0.40%	$(23)	1.6
> 3 to ≤ 5 years	9,950	2.03%	0.40%	(203)	4.0
> 5 to ≤ 7 years	7,175	2.47%	0.44%	(230)	6.1
> 7 to ≤ 10 years	7,450	2.57%	0.39%	(342)	8.3
> 10 years	1,175	3.20%	0.39%	(91)	14.7
Total payer interest rate swaps	$40,525	1.89%	0.40%	$(889)	4.6

   ________________________

1.	Notional amount includes forward starting swaps of $4.5 billion with an average forward start date of 0.7 years and an average maturity of 5.5 years from December 31, 2015.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.75% as of December 31, 2015.

3.	Average receive rate excludes forward starting swaps.
The following table summarizes our interest rate payer swaption agreements outstanding as of June 30, 2016 and December 31, 2015 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
June 30, 2016
Total ≤ 1 year	$55	$7	2	$1,050	3.38%	3M	6.7

December 31, 2015
Total ≤ 1 year	$74	$17	4	$2,150	3.51%	3M	7.0
The following table summarizes our U.S. Treasury securities as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016			December 31, 2015
Maturity	Face Amount Net Long / (Short)	Cost Basis	Market Value	Face Amount Net Long / (Short)	Cost Basis	Market Value
5 years	$(500)	$(501)	$(512)	$(250)	$(249)	$(249)
7 years	(1,668)	(1,662)	(1,703)	(354)	(353)	(352)
10 years	(700)	(697)	(740)	(1,085)	(1,078)	(1,070)
Total U.S. Treasury securities, net	$(2,868)	$(2,860)	$(2,955)	$(1,689)	$(1,680)	$(1,671)
The following table summarizes our U.S. Treasury futures as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016				December 31, 2015
Maturity	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
5 years	$(730)	$(876)	$(892)	$(16)	$(730)	$(866)	$(864)	$2
10 years	(1,230)	(1,592)	(1,634)	(42)	(1,130)	(1,424)	(1,422)	2
Total U.S. Treasury futures	$(1,960)	$(2,468)	$(2,526)	$(58)	$(1,860)	$(2,290)	$(2,286)	$4
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying U.S. Treasury security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying U.S. Treasury security.

3.	Market value represents the current market value of U.S. Treasury futures as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of U.S. Treasury futures as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

The following tables summarize our TBA securities as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016				December 31, 2015
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$793	$817	$820	$3	$(80)	$(81)	$(80)	$1
3.0%	292	305	307	2	225	233	232	(1)
3.5%	189	199	200	1	136	143	142	(1)
Total 15-Year TBAs	1,274	1,321	1,327	6	281	295	294	(1)
30-Year TBA securities:
3.0%	3,361	3,438	3,492	54	3,914	3,911	3,916	5
3.5%	1,063	1,089	1,119	30	1,497	1,536	1,539	3
4.0%	1,030	1,097	1,104	7	1,575	1,658	1,665	7
4.5%	28	30	30	—	28	30	30	—
Total 30-Year TBAs	5,482	5,654	5,745	91	7,014	7,135	7,150	15
Total net TBA securities	$6,756	$6,975	$7,072	$97	$7,295	$7,430	$7,444	$14

	June 30, 2016				December 31, 2015
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$5,256	$5,424	$5,502	$78	$6,033	$6,145	$6,159	$14
Freddie Mac	1,027	1,070	1,081	11	689	703	703	—
Ginnie Mae	473	481	489	8	573	582	582	—
TBA securities, net	$6,756	$6,975	$7,072	$97	$7,295	$7,430	$7,444	$14
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30, 2016
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) March 31, 2016	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$5,813	20,066	(19,123)	$6,756	$108
Interest rate swaps	$(38,175)	(2,550)	5,600	$(35,125)	(356)
Payer swaptions	$(1,750)	—	700	$(1,050)	(4)
U.S. Treasury securities - short position	$(3,135)	(653)	858	$(2,930)	(73)
U.S. Treasury securities - long position	$—	225	(163)	$62	1
U.S. Treasury futures contracts - short position	$(1,860)	(2,060)	1,960	$(1,960)	(44)
					$(368)
  ________________________________

1.
Excludes a net loss of $1 million from debt of consolidated VIEs and other miscellaneous net gains of $2 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
  ______________________

1.
Excludes a net loss of $6 million from investments in REIT equity securities, a net gain of $9 million from debt of consolidated VIEs and a net loss of $7 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Six Months Ended June 30, 2016
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) June 30, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$7,295	38,025	(38,564)	$6,756	$324
Interest rate swaps	$(40,525)	(3,550)	8,950	$(35,125)	(1,361)
Payer swaptions	$(2,150)	—	1,100	$(1,050)	(11)
U.S. Treasury securities - short position	$(1,714)	(2,633)	1,417	$(2,930)	(156)
U.S. Treasury securities - long position	$25	405	(368)	$62	6
U.S. Treasury futures contracts - short position	$(1,860)	(3,920)	3,820	$(1,960)	(121)
					$(1,319)
  ________________________________

1.
Excludes a net loss of $6 million from debt of consolidated VIEs, a net gain of $11 million from interest and principal-only securities and other miscellaneous net gains of $14 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
					$(321)
  ______________________

1.
Excludes a net loss of $4 million from investments in REIT equity securities, a net gain of $9 million from debt of consolidate VIEs and a net gain of $4 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 7. Pledged Assets
Our funding agreements require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our derivative contracts similarly require us to fully collateralize our obligations under such agreements, which will vary over time based on similar factors as well as our counterparties' determination of the value of the derivative contract. We are typically required to post initial collateral upon execution of derivative transactions, such as under our interest rate swap agreements and TBA contracts. If we breach our collateral requirements, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis. Additionally, the FHLB of Des Moines may adjust the haircut on our outstanding FHLB advances at any time prior to maturity. As a condition of our membership in the FHLB of Des Moines, we are also obligated to purchase membership stock in the FHLB based upon the total assets of our wholly-owned captive insurance company and activity-based stock in the FHLB based upon the aggregate amount of advances obtained from the FHLB.
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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of June 30, 2016, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of June 30, 2016, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 4% of our stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$47,555	$945	$520	$472	$49,492
AAA non-agency MBS - fair value	107	—	—	—	107
U.S. Treasury securities - fair value	10	—	52	—	62
Accrued interest on pledged securities	132	3	1	1	137
Restricted cash and cash equivalents	—	—	1,393	6	1,399
Total	$47,804	$948	$1,966	$479	$51,197
______________________
1. Includes $203 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.

	December 31, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$47,992	$1,029	$148	$485	$49,654
AAA non-agency MBS - fair value	113	—	—	—	113
U.S. Treasury securities - fair value	25	—	—	—	25
Accrued interest on pledged securities	135	3	—	2	140
Restricted cash and cash equivalents	23	—	1,226	32	1,281
Total	$48,288	$1,032	$1,374	$519	$51,213
______________________
1. Includes $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.
As of June 30, 2016 and December 31, 2015, we held $126 million and $150 million, respectively, of membership and activity-based stock in the FHLB of Des Moines. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets. FHLB stock can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2016 and December 31, 2015 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	June 30, 2016			December 31, 2015
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
MBS:[1]
≤ 30 days	$19,428	$18,990	$53	$20,053	$20,075	$57
> 30 and ≤ 60 days	6,114	6,000	17	8,311	8,340	23
> 60 and ≤ 90 days	4,491	4,408	13	7,534	7,525	21
> 90 days	17,629	17,231	49	12,207	12,187	34
Total MBS	47,662	46,629	132	48,105	48,127	135
U.S. Treasury securities:
1 day	10	10	—	25	25	—
Total	$47,672	$46,639	$132	$48,130	$48,152	$135
______________________

1.	Includes $203 million and $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements, as of June 30, 2016 and December 31, 2015, respectively.
As of June 30, 2016 and December 31, 2015, none of our borrowings backed by MBS were due on demand or mature overnight.
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
Assets Pledged from Counterparties
As of June 30, 2016 and December 31, 2015, we had U.S. Treasury securities pledged to us from counterparties as collateral under our reverse repurchase agreements of $3.0 billion and $1.7 billion, respectively. U.S Treasury securities received as collateral under our reverse repurchase agreements that we use to cover short sales of U.S. Treasury securities are accounted for as securities borrowing transactions. We recognize a corresponding obligation to return the borrowed securities at fair value on the accompanying consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.
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

The following tables present information about our assets and liabilities that are subject to such arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2016 and December 31, 2015 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2016
Interest rate swap and swaption agreements, at fair value [1]	$8	$—	$8	$(8)	$—	$—
Receivable under reverse repurchase agreements	2,982	—	2,982	(2,576)	(406)	—
Total	$2,990	$—	$2,990	$(2,584)	$(406)	$—

December 31, 2015
Interest rate swap and swaption agreements, at fair value [1]	$48	$—	$48	$(31)	$—	$17
Receivable under reverse repurchase agreements	1,713	—	1,713	(1,356)	(357)	—
Total	$1,761	$—	$1,761	$(1,387)	$(357)	$17

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2016
Interest rate swap agreements, at fair value [1]	$1,455	$—	$1,455	$(8)	$(1,447)	$—
Repurchase agreements and FHLB advances	44,984	—	44,984	(2,576)	(42,408)	—
Total	$46,439	$—	$46,439	$(2,584)	$(43,855)	$—

December 31, 2015
Interest rate swap agreements, at fair value [1]	$920	$—	$920	$(31)	$(889)	$—
Repurchase agreements	45,507	—	45,507	(1,356)	(44,151)	—
Total	$46,427	$—	$46,427	$(1,387)	$(45,040)	$—
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three and six months ended June 30, 2016. The three levels of hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2016 and December 31, 2015 (in millions):

	June 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$53,418	$—	$—	$51,331	$—
Agency securities transferred to consolidated VIEs	—	945	—	—	1,029	—
Non-agency securities	—	107	—	—	113	—
U.S. Treasury securities	62	—	—	25	—	—
Interest rate swaps	—	1	—	—	31	—
Swaptions	—	7	—	—	17	—
REIT equity securities	19	—	—	33	—	—
TBA securities	—	103	—	—	29	—
U.S. Treasury futures	—	—	—	4	—	—
Total	$81	$54,581	$—	$62	$52,550	$—
Liabilities:
Debt of consolidated VIEs	$—	$528	$—	$—	$595	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	3,017	—	—	1,696	—	—
Interest rate swaps	—	1,455	—	—	920	—
TBA securities	—	6	—	—	15	—
U.S. Treasury futures	58	—	—	—	—	—
Total	$3,075	$1,989	$—	$1,696	$1,530	$—
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

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of June 30, 2016, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
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
Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2016, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
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
We did not repurchase any shares of our common stock during the three months ended June 30, 2016. During the six months ended June 30, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89 per share, including expenses, totaling $116 million. During the three and six months ended June 30, 2015 we repurchased 4.0 million shares of our common stock at an average repurchase price of $19.86 per share, including expenses, totaling $79 million. As of June 30, 2016, the total remaining amount authorized for repurchases of our common stock was $0.6 billion.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2016 and 2015 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Three Months Ended June 30, 2016
Balance as of March 31, 2016	$738	$(20)	$718
OCI before reclassifications	425	—	425
Amounts reclassified from accumulated OCI	(55)	12	(43)
Balance as of June 30, 2016	$1,108	$(8)	$1,100

Three Months Ended June 30, 2015
Balance as of March 31, 2015	$961	$(111)	$850
OCI before reclassifications	(894)	—	(894)
Amounts reclassified from accumulated OCI	22	26	48
Balance as of June 30, 2015	$89	$(85)	$4

Six Months Ended June 30, 2016
Balance as of December 31, 2015	$(27)	$(39)	$(66)
OCI before reclassifications	1,188	—	1,188
Amounts reclassified from accumulated OCI	(53)	31	(22)
Balance as of June 30, 2016	$1,108	$(8)	$1,100

Six Months Ended June 30, 2015
Balance as of December 31, 2014	$570	$(140)	$430
OCI before reclassifications	(467)	—	(467)
Amounts reclassified from accumulated OCI	(14)	55	41
Balance as of June 30, 2015	$89	$(85)	$4
The following table summarizes reclassifications out of accumulated OCI for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2016	2015
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$(55)	$22	Gain (loss) on sale of mortgage-backed securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	12	26	Interest expense
Total reclassifications	$(43)	$48

	Six Months Ended June 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2016	2015
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$(53)	$(14)	Gain (loss) on sale of mortgage-backed securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	31	55	Interest expense
Total reclassifications	$(22)	$41

Note 10. Subsequent Events
Acquisition of American Capital Mortgage Management, LLC
On July 1, 2016, we completed our acquisition of all of the outstanding membership interests of ACMM from ACAM, a wholly owned portfolio company of ACAS, for a purchase price of $562 million in cash. ACMM is the parent company of our Manager and the manager of MTGE. Following the closing of the acquisition, we became internally managed and are no longer affiliated with ACAS. We believe internalizing our management function will result in lower operating costs as well as management fee income from MTGE.
We will account for our acquisition of ACMM as a business combination using the acquisition method of accounting in accordance with applicable U.S. GAAP, whereby the total purchase price will be allocated to tangible and intangible assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the net assets recognized and represents the estimated future economic benefits arising from other assets acquired that could not be individually identified and separately recognized. The principal assets of ACMM at the acquisition date were our management agreement, the MTGE management agreement, an assembled workforce, cash of $7 million, certain non-compete agreements with executive officers and other miscellaneous assets. ACMM did not have any significant liabilities as of the acquisition date.
We are still in the process of completing our purchase price allocation and other items. We do not expect to recognize a gain or loss associated with the effective settlement of our pre-existing management agreement with our Manager on the acquisition date, and we expect that the substantial majority of the acquisition price will be recognized as goodwill attributable to intangible assets that do not qualify for separate recognition, largely consisting of our management agreement and assembled workforce. Goodwill is expected to be deductible for income tax purposes over a 15 year amortization period.
We recognized $9 million of transaction related costs that were expensed during the three and six months ended June 30, 2016. These costs are included in general, administrative and other expenses in our consolidated statements of comprehensive income.
Dividends
On July 14, 2016, our Board of Directors declared a monthly dividend of $0.20 per common share, which will be paid on August 8, 2016, to common stockholders of record as of July 29, 2016. On July 27, 2016, our Board of Directors declared a monthly dividend of $0.18 per common share, which will be paid on September 9, 2016, to common stockholders of record as of August 31, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of American Capital Agency Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for the three months ended June 30, 2016. Our MD&A is presented in six sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
American Capital Agency Corp. ("AGNC," the "Company," "we," "us" and "our") was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The NASDAQ Global Select Market ("NASDAQ") under the symbol "AGNC."
We operate so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute our annual taxable net income to our stockholders in a timely manner. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We earn income primarily from investing in agency mortgage-backed securities ("agency MBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other assets reasonably related to agency securities and up to 10% of our assets in AAA non-agency and commercial mortgage-backed securities (collectively referred to as "AAA non-agency MBS").
Our principal objective is to generate attractive risk-adjusted returns for distribution to our stockholders through regular monthly dividends from our net interest income and net realized gains and losses on our investments and hedging activities, while preserving our net book value (also referred to as "net asset value", "NAV" and "stockholders' equity"). We fund our investments primarily through borrowings structured as repurchase agreements ("repo").

Our Internalization

On July 1, 2016, we completed the acquisition of American Capital Mortgage Management, LLC ("ACMM") from American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, Ltd. ("ACAS") for a purchase price of $562 million in cash. ACMM is the parent company of our Manager and of American Capital MTGE Management, LLC ("MTGE Manager"), the external manager of American Capital Mortgage Investment Corp. ("MTGE"). Following the closing of the acquisition of ACMM (the "Internalization"), we became internally managed and are no longer affiliated with ACAS. We believe that the acquisition represents an important milestone for the Company, and we expect that it will result in lower operating costs for AGNC and management fee income from MTGE. As of July 31, 2016, we had 52 full-time employees, and all of our significant business functions are fully staffed. As part of the Internalization, the Company and ACMM entered into a Transition Services Agreement with ACAS and ACAM, pursuant to which ACAS and ACAM will provide certain transition services for a limited period of time following the Internalization.

Our Investment Strategy

Our investment strategy is designed to:

•	manage an investment portfolio consisting primarily of agency securities with the objective of generating attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations in the agency and AAA non-agency securities market;

•	manage a wide range of risks including financing, interest rate, prepayment and extension risks;

•	preserve our net book value;

•	provide regular monthly distributions to our stockholders;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
The size and composition of our investment portfolio depends on investment strategies we implement, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market and evolving regulations or legal settlements that impact servicing practices or other mortgage related activities.
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risk. Our investment and risk management strategy incorporates the cost of hedging transactions and our intention to qualify as a REIT. Consequently, while we use interest rate swaps and other hedges to attempt to protect our net book value against moves in interest rates, we may not hedge certain interest rate, prepayment or extension risks if we believe that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status.
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can also be no certainty that our projections of our exposures to interest rates, prepayments, extension or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially. Furthermore, since our hedging strategies are generally not designed to protect our net book value from spread risk, wider spreads between the market yield on our investment securities and benchmark interests underlying our interest rate hedges will typically cause our net book value to decline and can occur independent of changes in benchmark interest rates. For further discussion of our market risks and risk management strategy, please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.
Trends and Recent Market Impacts
First and Second Quarter Highlights
Following the Federal Reserve's (the "Fed") first Federal Funds Rate increase in nearly ten years in December 2015, interest rates across much of the yield curve fell materially during the first quarter of 2016, as concerns regarding global economic weakness dampened the market’s expectations with respect to U.S. economic growth, inflation and the pace of monetary policy normalization. Consistent with this weaker outlook, at its March meeting, the Fed significantly reduced its expectations for future short term interest rate increases and explicitly acknowledged the potential downside risk to the U.S. economy associated with the deteriorating global landscape. The weaker global growth outlook also led to significant additional easing measures by the European Central Bank and the Bank of Japan, with the latter instituting negative interest rates for the first time during the first quarter.
Early in the second quarter as the U.S. economy showed signs of improvement, communication from the Fed became decidedly more "hawkish" with respect to its stance on monetary policy. The Fed’s more upbeat assessment of the U.S. economy led the market to believe there was an increased likelihood of additional Fed rate hikes, thus causing interest rates more broadly to rise and retrace some of the rate decline experienced in the first quarter. This trend was subsequently reversed later in the second quarter, as the combination of weaker economic data in the U.S. and the surprise vote by the United Kingdom to withdraw from the European Union drove interest rates to historically low levels.
Against this backdrop, the 10 year swap rate in the U.S. declined significantly during the first two quarters of the year, falling 55 basis points during the first quarter to 1.64% as of March 31, 2016 and another 26 basis point during the second quarter, ending the second quarter near its all-time record low at 1.38% as of June 30, 2016. The 10 year U.S. Treasury rate experienced a similar decline, falling a total of 78 basis points during the first two quarters of the year to 1.49% as of June 30, 2016.

The aggregate spread differential between the market yield on agency MBS and the benchmark interest rates underlying our interest rate hedges widened modestly during the first quarter and was the primary driver of the 2.2% decline in our NAV per common share during the quarter to $22.09 as of March 31, 2016. Our NAV per common share improved slightly during the second quarter due to modest tightening of this spread, resulting in a 0.6% increase in our NAV per common share to $22.22 as of June 30, 2016. Taking into account quarterly dividends of $0.60 per common share, our economic returns were 0.4% and 3.3% for the first and second quarters, respectively.
The average projected CPR on our portfolio increased to 10.8% as of June 30, 2016, from 10.2% as of March 31, 2016 and 8.4% as of December 31, 2015, as prepayment expectations increased consistent with the decline in long-term interest rates. Although prepayment risk is elevated following the significant decline in rates, we do not presently expect a major increase in mortgage refinance activity comparable to 2012 due to a number of factors, including a reduced benefit of refinancing to borrowers relative to 2012 and borrower refinance "burnout," which refers to mortgage borrowers' declining likelihood of refinancing mortgages with continued availability of similar rate incentives. Nevertheless, given the current environment of elevated prepayment risk, careful asset selection will likely be an important determinant of actual prepayment speeds. As such, during the second quarter we increased our concentration in securities backed by loans with favorable prepayment characteristics and positioned our TBA securities in lower coupon holdings, which provide better protection against prepayments. As of June 30, 2016, 68% of our fixed-rate securities, excluding our net TBA position, consisted of securities backed by loans with favorable prepayment characteristics, which we categorize as lower loan balance mortgages with original loan balances of up to $150,000 and loans originated under the U.S. Government sponsored Home Affordable Refinance Program ("HARP") backed by 100% refinance loans with original loan-to-values of ≥ 80%. This compares to 62% and 63% of our fixed-rate securities, excluding our net TBA position, as of March 31, 2016 and December 31, 2015, respectively.
Given our view that rates in the U.S. will remain relatively range bound, during the first two quarters of the year, we adjusted the composition of our hedge portfolio and lowered our hedge ratio to 79% of our funding liabilities and net TBA position as of June 30, 2016, compared to 83% and 87% as of March 31, 2016 and December 31, 2015, respectively. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between our assets and liabilities, inclusive of hedges, caused by an instantaneous parallel shift in interest rates, also declined from 0.8 years as of December 31, 2015 to a net duration gap of zero as of the end of the first and second quarters. Coupled with attractive investment opportunities in agency MBS, we also chose to increase our "at risk" leverage to an average of 7.2x during the first two quarters, compared to 6.8x as of December 31, 2015 and a low of 6.1x as of June 30, 2015.
For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.

Market Information
The following table summarizes interest rates and prices of generic fixed rate agency MBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2015	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	June 30, 2016 vs Mar. 31, 2016		June 30, 2016 vs Dec. 31, 2015
LIBOR:
1-Month	0.19%	0.19%	0.43%	0.44%	0.47%	+0.03	bps	+0.04	bps
3-Month	0.28%	0.33%	0.61%	0.63%	0.65%	+0.02	bps	+0.04	bps
6-Month	0.44%	0.53%	0.85%	0.90%	0.92%	+0.02	bps	+0.07	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.64%	0.64%	1.06%	0.73%	0.59%	-0.14	bps	-0.47	bps
3-Year U.S. Treasury	0.99%	0.92%	1.32%	0.86%	0.70%	-0.16	bps	-0.62	bps
5-Year U.S. Treasury	1.63%	1.37%	1.77%	1.22%	1.01%	-0.21	bps	-0.76	bps
10-Year U.S. Treasury	2.33%	2.06%	2.27%	1.78%	1.49%	-0.29	bps	-0.78	bps
30-Year U.S. Treasury	3.10%	2.88%	3.01%	2.62%	2.31%	-0.31	bps	-0.70	bps
Interest Rate Swap Rate:
2-Year Swap	0.89%	0.76%	1.17%	0.85%	0.74%	-0.11	bps	-0.43	bps
3-Year Swap	1.24%	0.99%	1.41%	0.96%	0.81%	-0.15	bps	-0.60	bps
5-Year Swap	1.77%	1.40%	1.73%	1.18%	0.99%	-0.19	bps	-0.74	bps
10-Year Swap	2.44%	2.01%	2.19%	1.64%	1.38%	-0.26	bps	-0.81	bps
30-Year Swap	2.92%	2.53%	2.62%	2.13%	1.84%	-0.29	bps	-0.78	bps
30-Year Fixed Rate MBS Price:
3.0%	$99.58	$101.34	$100.01	$102.59	$103.75	+$1.16		+$3.74
3.5%	$103.02	$104.31	$103.18	$104.86	$105.50	+$0.64		+$2.32
4.0%	$105.91	$106.67	$105.83	$106.86	$107.23	+$0.37		+$1.40
4.5%	$108.09	$108.41	$108.00	$108.82	$109.17	+$0.35		+$1.17
15-Year Fixed Rate MBS Price:
2.5%	$101.17	$101.94	$100.80	$102.66	$103.48	+$0.82		+$2.68
3.0%	$103.57	$104.11	$103.02	$104.47	$104.84	+$0.37		+$1.82
3.5%	$105.44	$105.61	$104.72	$105.59	$105.97	+$0.38		+$1.25
4.0%	$105.06	$104.77	$104.41	$104.31	$103.81	-$0.50		-$0.60
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes the weighted average actual one-month annualized constant prepayment rates on our investment portfolio for the six months ended June 30, 2016.

Annualized Monthly Constant Prepayment Rates [1]	Jan. 2016	Feb. 2016	Mar. 2016	Apr. 2016	May 2016	June 2016
AGNC portfolio	10%	8%	9%	12%	11%	13%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of June 30, 2016 and December 31, 2015, our investment portfolio consisted of $54.5 billion and $52.5 billion of MBS, at fair value, respectively, and a $7.1 billion and $7.4 billion net long TBA position, at fair value, respectively. The following table is a summary of our investment portfolio as of June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016				December 31, 2015
MBS and TBA Securities	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate agency securities:
≤ 15-year
≤ 15-year	$14,602	$14,981	3.26%	24%	$16,725	$16,865	3.25%	28%
15-year TBA securities	1,321	1,327	2.76%	2%	295	293	3.38%	1%
Total ≤ 15-year	15,923	16,308	3.22%	26%	17,020	17,158	3.25%	29%
20-year	961	1,007	3.49%	2%	1,061	1,088	3.48%	2%
30-year
30-year	36,028	36,660	3.65%	60%	32,790	32,570	3.70%	54%
30-year TBA securities	5,654	5,745	3.29%	9%	7,135	7,150	3.34%	12%
Total 30-year	41,682	42,405	3.60%	69%	39,925	39,720	3.63%	66%
Total fixed rate agency securities	58,566	59,720	3.50%	97%	58,006	57,966	3.52%	97%

Adjustable rate agency securities	429	443	3.02%	1%	484	495	3.05%	1%

AAA non-agency securities	105	107	3.50%	—%	114	113	3.50%	—%

CMO agency securities:
CMO	888	920	3.41%	1%	973	990	3.40%	2%
Interest-only strips	151	180	5.29%	—%	152	179	5.28%	—%
Principal-only strips	154	172	—%	—%	165	174	—%	—%
Total CMO agency securities	1,193	1,272	4.02%	2%	1,290	1,343	3.97%	2%

Total MBS and TBA securities	$60,293	$61,542	3.51%	100%	$59,894	$59,917	3.53%	100%
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of June 30, 2016 and December 31, 2015, our TBA position had a net carrying value of $97 million and $14 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The following tables summarize certain characteristics of our agency MBS fixed rate portfolio, inclusive of our net TBA position as of June 30, 2016 and December 31, 2015 (dollars in millions):

	June 30, 2016
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,324	$4,409	$4,486	36%	101.7%	2.96%	2.03%	44	10%
3.0%	3,829	3,945	4,033	73%	102.9%	3.50%	2.19%	49	11%
3.5%	3,918	4,056	4,178	86%	103.4%	3.95%	2.50%	57	12%
4.0%	3,042	3,166	3,255	89%	104.1%	4.40%	2.68%	66	13%
4.5%	327	342	351	98%	104.5%	4.87%	3.02%	70	13%
≥ 5.0%	5	5	5	25%	103.5%	6.57%	4.58%	104	14%
Total ≤ 15-year	15,445	15,923	16,308	70%	103.0%	3.72%	2.36%	54	11%
20-year
≤ 3.0%	246	244	259	31%	99.4%	3.55%	3.12%	37	11%
3.5%	558	570	596	65%	102.0%	4.05%	3.01%	39	13%
4.0%	60	63	65	49%	104.0%	4.54%	2.91%	58	15%
4.5%	76	81	84	99%	106.4%	4.90%	2.95%	67	13%
≥ 5.0%	3	3	3	—%	105.8%	5.91%	3.34%	97	20%
Total 20-year:	943	961	1,007	58%	101.8%	4.03%	3.03%	43	13%
30-year:
≤ 3.0%	7,889	8,034	8,188	2%	101.5%	3.49%	2.79%	23	7%
3.5%	17,757	18,625	18,898	64%	105.0%	4.08%	2.66%	31	10%
4.0%	12,412	13,246	13,466	74%	106.7%	4.51%	2.77%	36	12%
4.5%	1,399	1,485	1,548	87%	106.1%	4.96%	3.27%	61	13%
5.0%	133	141	149	65%	106.0%	5.45%	3.66%	97	14%
≥ 5.5%	138	151	156	38%	108.9%	6.20%	3.35%	115	18%
Total 30-year	39,728	41,682	42,405	56%	105.2%	4.20%	2.75%	33	10%
Total fixed rate	$56,116	$58,566	$59,720	60%	104.5%	4.06%	2.64%	40	11%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $100,000 for 15-year and 30-year securities, respectively, as of June 30, 2016.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 112% and 133% for 15-year and 30-year securities, respectively, as of June 30, 2016. Includes $0.9 billion and $5.4 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of June 30, 2016.

	December 31, 2015
	Includes Net TBA Position				Excludes Net TBA Position
Agency Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,162	$4,238	$4,221	47%	101.8%	2.97%	2.04%	38	8%
3.0%	4,178	4,307	4,319	73%	103.1%	3.50%	2.22%	43	9%
3.5%	4,332	4,489	4,557	88%	103.6%	3.95%	2.53%	51	10%
4.0%	3,439	3,591	3,662	89%	104.4%	4.40%	2.71%	60	11%
4.5%	372	390	394	98%	104.9%	4.87%	3.04%	64	12%
≥ 5.0%	5	5	5	28%	103.8%	6.51%	4.54%	97	13%
Total ≤ 15-year	16,488	17,020	17,158	75%	103.2%	3.71%	2.38%	48	10%
20-year
≤ 3.0%	287	285	294	28%	99.3%	3.55%	3.11%	31	8%
3.5%	600	613	628	64%	102.2%	4.05%	3.04%	33	10%
4.0%	66	69	70	48%	104.5%	4.54%	2.97%	52	11%
4.5%	84	90	92	99%	106.7%	4.90%	3.03%	61	10%
≥ 5.0%	4	4	4	—%	106.1%	5.92%	3.35%	92	18%
Total 20-year:	1,041	1,061	1,088	56%	101.9%	4.03%	3.06%	37	9%
30-year:
≤ 3.0%	6,837	6,852	6,845	2%	100.6%	3.59%	2.92%	31	6%
3.5%	16,627	17,383	17,188	51%	104.7%	4.09%	2.84%	26	7%
4.0%	12,888	13,733	13,687	57%	106.7%	4.54%	2.99%	29	8%
4.5%	1,524	1,629	1,664	87%	106.8%	4.96%	3.39%	55	9%
5.0%	148	158	163	66%	106.4%	5.45%	3.74%	92	11%
≥ 5.5%	155	170	173	38%	109.5%	6.20%	3.40%	109	16%
Total 30-year	38,179	39,925	39,720	46%	105.2%	4.27%	2.93%	30	8%
Total fixed rate	$55,708	$58,006	$57,966	55%	104.5%	4.08%	2.75%	36	8%
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
As of June 30, 2016 and December 31, 2015, the combined weighted average yield of our MBS portfolio, inclusive of interest and principal-only securities and AAA non-agency securities, was 2.68% and 2.78%, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans, or ARMs, have coupons linked to various indices. As of June 30, 2016 and December 31, 2015, our ARM securities had a weighted average next reset date of 42 months and 46 months, respectively.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures

In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "adjusted net interest expense," "net spread and dollar roll income," "net spread and dollar roll income, excluding 'catch-up' premium amortization," "estimated taxable income" and the related per common share measures and certain financial metrics derived from such non-GAAP information, such as "cost of funds" and "net interest rate spread."

"Adjusted net interest expense" is measured as interest expense (GAAP measure) adjusted to include other interest rate swap periodic costs. "Net spread and dollar roll income" is measured as (i) net interest income (GAAP measure) adjusted to include other interest rate swap periodic costs, TBA dollar roll income and dividends on REIT equity securities (referred to as "adjusted net interest and dollar roll income") less (ii) total operating expenses (GAAP measure) adjusted to exclude non-recurring transaction costs (referred to as "adjusted operating expenses"). "Net spread and dollar roll income, excluding 'catch-up' premium amortization," further excludes retrospective "catch-up" adjustments to premium amortization cost or benefit due to changes in projected CPR estimates.

By providing such measures, in addition to the related GAAP measures, we believe we give greater transparency into the information used by our management in its financial and operational decision-making. We also believe it is important for users of our financial information to consider information related to our current financial performance without the effects of certain measures that are not necessarily indicative of our current investment portfolio performance and operations.

Specifically, in the case of "adjusted net interest and dollar roll income," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our statement of operations, are economically equivalent to holding and financing generic agency MBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements in such measure and in "adjusted net interest expense," which are recognized under GAAP in other gain (loss), is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and inclusion of all periodic interest rate swap settlement costs is more indicative of our total cost of funds than interest expense alone. In the case of "net spread and dollar roll income, excluding 'catch-up' premium amortization," we believe the exclusion of "catch-up" adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. We also believe the exclusion of non-recurring transactions costs reported in general, administrative and other expense under GAAP is meaningful as they represent non-recurring transaction costs associated with our acquisition of ACMM and are not representative of ongoing operating costs. In the case of estimated taxable income, we believe it is meaningful information as it is directly related to the amount of dividends we are required to distribute in order to maintain our REIT qualification status.

However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly-titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2016 and December 31, 2015 and our condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2016 and 2015 (in millions, except per share amounts):

($ in millions, except per share amounts)
Balance Sheet Data	June 30, 2016	December 31, 2015
	(unaudited)
Investment portfolio, at fair value	$54,470	$52,473
Total assets	$60,475	$57,021
Repurchase agreements, Federal Home Loan Bank advances and other debt	$45,512	$46,102
Total liabilities	$52,773	$49,050
Total stockholders' equity	$7,702	$7,971
Net asset value per common share as of period end [1]	$22.22	$22.59

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (unaudited)	2016	2015	2016	2015
Interest income	$318	$414	$613	$797
Interest expense [2]	101	81	200	167
Net interest income	217	333	413	630
Other gain (loss), net [2]	(312)	215	(1,247)	(298)
Expenses	40	36	73	72
Net income (loss)	(135)	512	(907)	260
Dividend on preferred stock	7	7	14	14
Net income (loss) available (attributable) to common stockholders	$(142)	$505	$(921)	$246

Net income (loss)	$(135)	$512	$(907)	$260
Other comprehensive income (loss) [2]	382	(846)	1,166	(426)
Comprehensive income (loss)	247	(334)	259	(166)
Dividend on preferred stock	7	7	14	14
Comprehensive income (loss) available (attributable) to common stockholders	$240	$(341)	$245	$(180)

Weighted average number of common shares outstanding - basic and diluted	331.0	352.1	332.7	352.5
Net income (loss) per common share - basic and diluted	$(0.43)	$1.43	$(2.77)	$0.70
Comprehensive income (loss) per common share - basic and diluted	$0.73	$(0.97)	$0.74	$(0.51)
Dividends declared per common share	$0.60	$0.62	$1.20	$1.28

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (unaudited)	2016	2015	2016	2015
Average investment securities - at par	$49,544	$53,660	$49,116	$55,267
Average investment securities - at cost	$51,810	$56,106	$51,340	$57,779
Average net TBA portfolio - at cost	$8,238	$5,973	$8,191	$6,462
Average total assets - at fair value	$59,119	$68,552	$57,928	$70,225
Average mortgage borrowings outstanding [3]	$46,948	$50,410	$46,437	$52,177
Average stockholders' equity [4]	$7,722	$9,108	$7,762	$9,240
Average coupon [5]	3.63%	3.60%	3.63%	3.62%
Average asset yield [6]	2.46%	2.95%	2.39%	2.76%
Average cost of funds [7]	(1.46)%	(1.43)%	(1.55)%	(1.35)%
Average net interest rate spread	1.00%	1.52%	0.84%	1.41%
Average net interest rate spread, including estimated TBA dollar roll income [8]	1.16%	1.74%	1.05%	1.65%
Average coupon (as of period end)	3.63%	3.62%	3.63%	3.62%
Average asset yield (as of period end)	2.68%	2.75%	2.68%	2.75%
Average cost of funds (as of period end) [9]	(1.35)%	(1.56)%	(1.35)%	(1.56)%
Average net interest rate spread (as of period end)	1.33%	1.19%	1.33%	1.19%
Net comprehensive income return on average common equity - annualized [10]	13.0%	(15.6)%	6.6%	(4.1)%
Economic return on common equity [11]	13.3%	(14.3)%	7.4%	(3.6)%
Average leverage [12]	6.1:1	5.6:1	6.0:1	5.7:1
Average "at risk" leverage, inclusive of the net TBA position [13]	7.2:1	6.2:1	7.1:1	6.4:1
Leverage (as of period end) [14]	6.3:1	5.3:1	6.3:1	5.3:1
"At risk" leverage, inclusive of net TBA position (as of period end) [15]	7.2:1	6.1:1	7.2:1	6.1:1
Expenses % of average total assets	0.27%	0.21%	0.25%	0.21%
Expenses % of average assets, including average net TBA position	0.24%	0.19%	0.22%	0.19%
Expenses % of average stockholders' equity	2.08%	1.59%	1.89%	1.57%

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

15.	"At risk" leverage at period end, inclusive of net TBA position, includes the components of "leverage (as of period end)" plus our net TBA dollar roll position outstanding as of period end, at cost.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$452	3.63%	$483	3.60%	$897	3.63%	$999	3.62%
Net premium amortization	(134)	(1.17)%	(69)	(0.65)%	(284)	(1.24)%	(202)	(0.86)%
Interest income	$318	2.46%	$414	2.95%	$613	2.39%	$797	2.76%
Weighted average actual portfolio CPR for securities held during the period	12%		12%		10%		10%
Weighted average projected CPR for the remaining life of securities held as of period end	11%		8%		11%		8%
Average 30-year fixed rate mortgage rate as of period end [1]	3.48%		4.08%		3.48%		4.08%
10-year U.S. Treasury rate as of period end	1.49%		2.33%		1.49%		2.33%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the decline in interest income compared to the prior year period for the three and six months ended June 30, 2016 (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Periods Ended June 30, 2016 vs. June 30, 2015
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended	$(96)	$(32)	$(64)
Six months ended	$(184)	$(89)	$(95)

The size of our average investment portfolio decreased in par value, compared to the prior year period, by 8% and 11% for the three and six months ended June 30, 2016, respectively. The decline was largely due to a relative shift from on-balance sheet MBS holdings to TBA holdings as well as due to a decrease in our investment base due share repurchase activity, which was partially offset by an increase in our average leverage (see "Leverage" below).
Our average asset yield decreased for the three and six months ended June 30, 2016, compared to the prior year period, largely due to fluctuations in "catch-up" premium amortization cost recognized due to changes in our projected CPR estimates. We recognized "catch-up" premium amortization cost of $32 million and $87 million for the three and six months ended June 30, 2016, respectively, compared to a benefit of $37 million and $18 million for the prior year period, respectively. Excluding "catch-up" premium amortization adjustments, our average asset yield was 2.70% and 2.73% for the three and six months ended June 30, 2016, respectively, largely unchanged from 2.71% and 2.69%, respectively, for the prior year period.

Leverage
Our leverage was 6.3x and 5.8x our stockholders' equity as of June 30, 2016 and December 31, 2015, respectively, measured as the sum of our agency repurchase agreements ("agency repo"), FHLB advances and debt of consolidated VIEs (collectively referred to as "mortgage borrowings") and our net receivable / payable for unsettled agency securities divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities as of period end. Since the individual agency mortgage REITs in which we invest employ similar leverage as within our agency portfolio, we acquire these securities on an unlevered basis and, therefore, exclude from our leverage measurements the portion of our stockholders' equity allocated to investments in other mortgage REITs. In addition, our measurement of leverage excludes repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") due to the temporary and highly liquid nature of these investments.
Inclusive of our net TBA position, our total "at risk" leverage was 7.2x and 6.8x our stockholders' equity as of June 30, 2016 and December 31, 2015, respectively. Since we recognize our TBA commitments as derivatives under GAAP, they are not included in our repurchase agreement and other debt leverage calculations as measured from our consolidated balance sheets; however, a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded such purchases with on-balance sheet funding liabilities. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Therefore, we refer to our leverage adjusted for TBA positions as our "at risk" leverage.
The table below presents our average and quarter-end mortgage borrowings, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long / (Short) [2]		Average Leverage during the Period [1,3]	Average Total "At Risk" Leverage during the Period [1,4]	Leverage as of Period End [1,5]	"At Risk" Leverage as of Period End [1,6]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2016	$46,948	$48,875	$45,502	$8,238	$6,975	6.1:1	7.2:1	6.3:1	7.2:1
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	5.9:1	7.0:1	6.5:1	7.3:1
December 31, 2015	$47,018	$50,078	$46,077	$7,796	$7,430	5.8:1	6.8:1	5.8:1	6.8:1
September 30, 2015	$43,308	$46,049	$44,683	$9,434	$7,265	5.1:1	6.2:1	5.9:1	6.8:1
June 30, 2015	$50,410	$55,097	$45,860	$5,973	$7,104	5.6:1	6.2:1	5.3:1	6.1:1
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	5.8:1	6.5:1	5.8:1	6.4:1
_______________________

1.	Mortgage borrowings includes agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

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
The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2016		2015		2016		2015
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Interest expense on mortgage borrowings	$89	0.76%	$55	0.44%	$169	0.73%	$112	0.43%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	12	0.10%	26	0.21%	31	0.13%	55	0.21%
Total interest expense	101	0.86%	81	0.65%	200	0.86%	167	0.64%
Other periodic interest costs of interest rate swaps, net	69	0.60%	99	0.78%	158	0.67%	183	0.71%
Total adjusted net interest expense and cost of funds	$170	1.46%	$180	1.43%	$358	1.55%	$350	1.35%
 _______________________

1.	Percent of our average mortgage borrowings outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our average mortgage borrowings outstanding during the period, the size of our average interest rate swap balance outstanding (excluding forward starting swaps), the average interest rate on our borrowings and the average net pay rate on our pay-fixed receive-floating interest rate swaps. The size of our average borrowings declined 7% and 11% for the three and six months ended June 30, 2016, respectively, compared to the prior year period, commensurate with the decline in our average investment portfolio.

Our average cost of funds was 1.46% for the three months ended June 30, 2016, largely unchanged from the prior year period, as the increase in repo costs was largely offset by a decline in interest rate swap costs. Our average cost of funds was 1.55% for the six months ended June 30, 2016, an increase of 20 basis points from the prior year period due to the combination of (i) timing differences between the rate resets on our variable rate borrowings and rate resets on the receive-floating rate leg of our interest rate swaps after the December 2015 increase in the Federal Funds Rate and (ii) a larger relative swap position during the first quarter of 2016, compared to the prior year period.

The following is a summary of the estimated impact of the principal elements impacting the increase in our adjusted net interest expense for the three and six months ended June 30, 2016, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Periods Ended June 30, 2016 and June 30, 2015
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Interest expense on mortgage borrowings	$34	$(4)	$38
Periodic interest rate swap costs [1]	(44)	(6)	(38)
Total change in adjusted net interest expense	$(10)	$(10)	$—

Six months ended:
Interest expense on mortgage borrowings	$57	$(12)	$69
Periodic interest rate swap costs [1]	(49)	4	(53)
Total change in adjusted net interest expense	$8	$(8)	$16
_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The table below presents a summary of our average mortgage borrowings outstanding and our average interest rates swaps outstanding, excluding forward starting swaps, for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2016	2015	2016	2015
Average mortgage borrowings	$46,948	$50,410	$46,437	$52,177
Average notional amount of interest rate swaps (excluding forward starting swaps)	$33,742	$35,592	$34,776	$34,265
Average ratio of interest rate swaps to mortgage borrowings	72%	71%	75%	66%

Weighted average pay rate on interest rate swaps	1.60%	1.67%	1.68%	1.65%
Weighted average receive rate on interest rate swaps	(0.64)%	(0.26)%	(0.59)%	(0.25)%
Weighted average net pay rate on interest rate swaps	0.96%	1.41%	1.09%	1.40%

For the three and six months ended June 30, 2016, we had an average balance of $3.4 billion and $3.6 billion, respectively, of forward starting interest rate swaps outstanding, compared to $10.4 billion and $11.7 billion, respectively, for the prior year period. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest rate swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve.
Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 67% and 70% for the three and six months ended June 30, 2016, compared to 82% and 78%, respectively, for the prior year period.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps Outstanding (Including Forward Starting Swaps) to Mortgage Borrowings and Net TBA Position	2016	2015	2016	2015
Average mortgage borrowings	$46,948	$50,410	$46,437	$52,177
Average net TBA position - at cost	8,238	5,973	8,191	6,462
Total average mortgage borrowings and net TBA position	$55,186	$56,383	$54,628	$58,639
Average notional amount of interest rate swaps (including of forward starting swaps)	$37,105	$46,025	$38,418	$45,953
Average ratio of interest rate swaps to mortgage borrowings and net TBA position	67%	82%	70%	78%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net interest income	$217	$333	$413	$630
Other periodic interest costs of interest rate swaps, net [1]	(69)	(99)	(158)	(183)
Dividend from REIT equity securities [1]	1	2	2	4
TBA dollar roll income [1]	44	54	94	111
Adjusted net interest and dollar roll income	193	290	351	562
Operating expenses:
Total operating expenses	40	36	73	72
Non-recurring transaction costs	9	—	9	—
Adjusted operating expenses	31	36	64	72
Net spread and dollar roll income	162	254	287	490
Dividend on preferred stock	7	7	14	14
Net spread and dollar roll income available to common stockholders	155	247	273	476
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	32	(37)	87	(18)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$187	$210	$360	$458

Weighted average number of common shares outstanding - basic and diluted	331.0	352.1	332.7	352.5
Net spread and dollar roll income per common share - basic and diluted	$0.46	$0.70	$0.82	$1.35
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.56	$0.60	$1.08	$1.30
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three and six months ended June 30, 2016 decreased to $0.56 and $1.08, respectively, per common share from $0.60 and $1.30, respectively, per common share for the prior year period, reflective of the increase in our average cost of funds and a decline in dollar roll income relative to our average TBA position, which was partially offset by an increase in our average "at risk" leverage.
Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds inclusive of TBAs), excluding catch-up premium amortization cost, was 1.38% and 1.35% for the three and six months ended June 30, 2016, compared to 1.50% and 1.59% for the prior year period. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.16% and 1.05% for the three and six months ended June 30, 2016, compared to 1.74% and 1.65%, respectively, for the prior year period.

Gain (Loss) on Sale of Mortgage-Backed Securities, Net
The following table is a summary of our net gain (loss) on sale of MBS for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
MBS sold, at cost	$(7,508)	$(10,241)	$(11,023)	$(17,974)
Proceeds from MBS sold [1]	7,563	10,219	11,076	17,988
Net gain (loss) on sale of MBS	$55	$(22)	$53	$14

Gross gain on sale of MBS	$55	$22	$60	$79
Gross loss on sale of MBS	—	(44)	(7)	(65)
Net gain (loss) on sale of MBS	$55	$(22)	$53	$14

 _______________________

1.	Proceeds include cash received during the period, plus receivable for MBS sold during the period as of period end.

Asset sales primarily resulted from leverage adjustments and portfolio repositioning.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Periodic interest costs of interest rate swaps, net	$(69)	$(99)	$(158)	$(183)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	44	54	94	111
TBA securities - mark-to-market net gain (loss)	9	(39)	147	250
Payer swaptions	(13)	3	(20)	(12)
Receiver swaptions	—	2	—	15
U.S. Treasury securities - long position	1	(83)	6	(47)
U.S. Treasury securities - short position	(29)	(18)	(53)	(65)
U.S. Treasury futures - short position	15	(3)	(59)	(14)
Interest rate swap termination fees	(430)	—	(566)	(162)
REIT equity securities	—	2	—	4
Other	1	1	8	1
Total realized gain (loss) on derivative instruments and other securities, net	(402)	(81)	(443)	81
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	55	(125)	83	(237)
Interest rate swaps	143	533	(637)	33
Payer swaptions	9	10	9	8
Receiver swaptions	—	(15)	—	(11)
Interest and principal-only strips	—	(7)	11	4
U.S. Treasury securities - long position	—	(33)	—	(17)
U.S. Treasury securities - short position	(44)	36	(103)	1
U.S. Treasury futures - short position	(59)	18	(62)	9
Debt of consolidated VIEs	(1)	9	(6)	9
REIT equity securities	2	(8)	7	(8)
Other	(1)	(1)	(1)	(1)
Total unrealized gain (loss) on derivative instruments and other securities, net	104	417	(699)	(210)
Total gain (loss) on derivative instruments and other securities, net	$(367)	$237	$(1,300)	$(312)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.

Management Fees and General, Administrative and Other Expenses
Prior to July 1, 2016, we paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There was no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $25 million and $29 million for the three months ended June 30, 2016 and 2015, respectively, and $52 million and $59 million for the six months ended June 30, 2016 and 2015, respectively. Following the Internalization, we will no longer incur a management fee, but we will incur expenses associated with an internally managed organization, including compensation expense previously borne by our Manager
General, administrative and other expenses were $15 million and $7 million for the three months ended June 30, 2016 and 2015, respectively, and $21 million and $13 million for the six months ended June 30, 2016 and 2015, respectively. Our general, administrative and other expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expense. For the three and six months ended June 30, 2016, our general and administrative expenses also included compensation costs of our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC, and $9 million of non-recurring transaction costs associated with our acquisition of ACMM.
Our total annualized operating expense as a percentage of our average stockholders' equity was 2.08% and 1.59% for the three months ended June 30, 2016 and 2015, respectively, and 1.89% and 1.57% for the six months ended June 30, 2016 and 2015, respectively. Excluding non-recurring transaction costs, our total annualized operating expense as a percentage of our average stockholders equity was 1.61% and 1.65% for the three and six months ended June 30, 2016, respectively. We expect our total annualized operating expenses to be reduced for subsequent fiscal periods as a result of the Internalization.

Dividends and Income Taxes
For the three months ended June 30, 2016 and 2015, we had estimated taxable income available to common stockholders of $73 million and $115 million (or $0.22 and $0.33 per common share), respectively, and for the six months ended June 30, 2016 and 2015, we had estimated taxable income available to common stockholders of $147 million and $281 million (or $0.44 and $0.80 per common share), respectively.
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
The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2016 and 2015 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Net income (loss)	$(135)	$512	$(907)	$260
Estimated book to tax differences:
Premium amortization, net	20	(55)	75	(29)
Realized gain/loss, net	391	(39)	484	(152)
Net capital loss/(utilization of net capital loss carryforward)	(99)	121	(198)	6
Unrealized gain/loss, net	(106)	(417)	698	210
Other	9	—	9	—
Total book to tax differences	215	(390)	1,068	35
Estimated REIT taxable income	80	122	161	295
Dividend on preferred stock	7	7	14	14
Estimated REIT taxable income available to common stockholders	$73	$115	$147	$281
Weighted average number of common shares outstanding - basic and diluted	331.0	352.1	332.7	352.5
Estimated REIT taxable income per common share - basic and diluted	$0.22	$0.33	$0.44	$0.80

Beginning cumulative non-deductible net capital loss	$585	$646	$684	$761
Utilization of net capital loss carryforward	(99)	121	(198)	6
Ending cumulative non-deductible net capital loss	$486	$767	$486	$767
Ending cumulative non-deductible net capital loss per ending common share	$1.47	$2.20	$1.47	$2.20
As of June 30, 2016, we had $0.5 billion (or $1.47 per common share) of net capital loss carryforwards, which can be carried forward and applied against future net capital gains through fiscal year 2018.

The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during the six months ended June 30, 2016 and 2015:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
June 30, 2016	$0.50000	$0.484375	$0.60
March 31, 2016	$0.50000	$0.484375	$0.60
Total	$1.00000	$0.968750	$1.20

June 30, 2015	$0.50000	$0.484375	$0.62
March 31, 2015	$0.50000	$0.484375	$0.66
Total	$1.00000	$0.968750	$1.28
The tax characterization of our fiscal year 2016 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

Other Comprehensive Income (Loss)
The following table summarizes the components of our other comprehensive income (loss) for the three and six months ended June 30, 2016 and 2015 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2016	2015	2016	2015
Unrealized gain (loss) on available-for-sale securities, net:
Unrealized gain (loss), net	$425	$(894)	$1,188	$(467)
Reversal of prior period unrealized (gain) loss, net, upon realization	(55)	22	(53)	(14)
Unrealized gain (loss) on available-for-sale securities, net:	370	(872)	1,135	(481)
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	12	26	31	55
Total other comprehensive income (loss)	$382	$(846)	$1,166	$(426)

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, asset sales, receipts of monthly principal and interest payments on our investment portfolio and equity offerings. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. Our leverage may vary periodically depending on market conditions and our assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. To qualify as a REIT, we must distribute annually at least 90% of our taxable income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute our annual taxable net income to our stockholders in a timely manner. We currently expect to distribute 100% of our taxable income so that we are not subject to federal and state income taxes. This distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
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
As of June 30, 2016, we had $41.9 billion of repurchase agreements outstanding used to fund acquisitions of agency securities. Our "at risk" leverage ratio was 7.2x as of June 30, 2016, compared to 6.8x as of December 31, 2015, measured as the sum of our mortgage borrowings (primarily consisting of our agency repurchase agreements), our net TBA position (at cost) and our net receivable / payable for unsettled mortgage securities divided by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities as of period end. Excluding our net TBA position, our leverage ratio was 6.3x our stockholders' equity as of June 30, 2016, compared to 5.8x as of December 31, 2015.
As of June 30, 2016, our agency repurchase agreements had a weighted average cost of funds of 0.78% and a weighted average remaining days-to-maturity of 202 days, compared 0.61% and 173 days, respectively, as of December 31, 2015.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2016, we had master repurchase agreements with 37 financial institutions located throughout North America, Europe and Asia. As of June 30, 2016, less than 4% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 13% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2016. For further details regarding our borrowings under repurchase agreements and concentration of credit risk as of June 30, 2016, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	June 30, 2016
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	19	64%
Europe	13	24%
Asia	5	12%
	37	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2016, haircuts on our pledged collateral remained stable and as of June 30, 2016, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of June 30, 2016, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $2.7 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
Our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"), was formed in 2015, has completed its regulatory application process and is in the final stages of building its clearing infrastructure. BES expects to become operational during 2016 and intends to become a member of the Fixed Income Clearing Corporation ("FICC"), thereby providing us with additional repurchase agreement funding and TBA trade clearing capabilities. However, there can be no assurances that BES will become operational or that it will be successful in becoming a member of the FICC.
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
Similar to repurchase agreements, our use of derivatives exposes us to counterparty credit risk relating to potential losses that could be recognized in the event that our counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared interest rate swaps, as of June 30, 2016, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared interest rate swap contracts, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchange's initial and daily mark to market margin requirements and a clearinghouse guarantee fund and other resources that are available in the event of a clearing member default.

TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts. (See Notes 3 and 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2016, we had a net long TBA position with a total market value and a total cost basis of $7.1 billion and $7.0 billion, respectively, and a net carrying value of $97 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Quarterly Report on Form 10-Q.

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
Federal Home Loan Bank Membership

In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was approved as a member of the FHLB of Des Moines. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans, called "advances." In January 2016, the FHFA released its final rule on changes to regulations concerning FHLB membership criteria. The final rule terminates OGI's FHLB membership and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). As of June 30, 2016, we had $3.0 billion of FHLB advances outstanding with a weighted average interest rate of 0.61% and a weighted average remaining days to maturity of 215 days up to February 2017. Termination of our FHLB membership could negatively impact our liquidity position; however, since FHLB advances do not represent our primary source of funding, we believe that we will have adequate alternative sources of funding upon such termination.

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

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of June 30, 2016, approximately 88% of our fixed rate agency MBS portfolio was eligible for TBA delivery.
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
During the six months ended June 30, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89 per share, including expenses, totaling $116 million. As of June 30, 2016, the total remaining amount authorized for repurchases of our common stock was $0.6 billion.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of June 30, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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

Item 3. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate, prepayment, spread, liquidity, extension, credit and inflation risk.
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
We estimate the duration and convexity of our portfolio using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our judgment. These adjustments are intended to better reflect the unique characteristics and market trading conventions associated with certain types of securities.
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our net asset value as of June 30, 2016 and December 31, 2015 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2016 and December 31, 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of June 30, 2016
-100 Basis Points	-22.9%	-1.1%	-8.8%
-50 Basis Points	-8.2%	-0.3%	-2.1%
+50 Basis Points	+4.5%	-0.2%	-2.0%
+100 Basis Points	+7.3%	-0.9%	-7.7%

As of December 31, 2015
-100 Basis Points	-17.3%	-0.4%	-2.8%
-50 Basis Points	-4.2%	+0.1%	+0.6%
+50 Basis Points	+2.0%	-0.5%	-3.7%
+100 Basis Points	+2.5%	-1.2%	-9.4%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 11% and 8% as of June 30, 2016 and December 31, 2015, respectively. As of June 30, 2016, rate shock scenarios assume a forecasted CPR of 18%, 14%, 9% and 8% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2015, rate shock scenarios assume a forecasted CPR of 12%, 10%, 8% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of June 30, 2016 and December 31, 2015 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.5 years and 5.2 years as of June 30, 2016 and December 31, 2015, respectively, based on interest rates and MBS prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of June 30, 2016
-25 Basis Points	+1.1%	+9.3%
-10 Basis Points	+0.4%	+3.7%
+10 Basis Points	-0.4%	-3.7%
+25 Basis Points	-1.1%	-9.3%

As of December 31, 2015
-25 Basis Points	+1.3%	+10.2%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.2%
________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements, FHLB advances and other short-term funding agreements.  As of June 30, 2016, we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $2.7 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll such funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
In addition, we often utilize TBA dollar roll transactions as a means of investing in and financing agency mortgage-backed securities. Under certain economic conditions it may be uneconomical to roll our TBA dollar roll transactions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position, result in defaults or force us to sell assets under adverse conditions.
Extension Risk
The projected weighted-average life and estimated duration, or interest rate sensitivity, of our investments is based on our assumptions regarding the rate at which the borrowers will prepay the underlying mortgage loans. In general, we use interest rate swaps and swaptions to help manage our funding cost on our investments in the event that interest rates rise.  These swaps (or swaptions) allow us to reduce our funding exposure on the notional amount of the swap for a specified period of time by establishing a fixed rate to pay in exchange for receiving a floating rate that generally tracks our financing costs under our funding liabilities.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

*2.1
Purchase and Sale Agreement, dated May 23, 2016, by and among American Capital Asset Management, LLC, American Capital Mortgage Management, LLC, American Capital, Ltd. and American Capital Agency Corp., incorporated herein by reference to Exhibit 2.1 of Form 8-K (File No. 001-34057), filed May 25, 2016.

*2.2
Transition Services Agreement, dated July 1, 2016, by and among American Capital Agency Corp., American Capital, Ltd., American Capital Asset Management, LLC and American Capital Mortgage Management, LLC, incorporated herein by reference to Exhibit 2.1 of Form 8-K (File No. 001-34057), filed July 8, 2016.

*3.1
American Capital Agency Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2016 (File No.001-34057), filed May 5, 2016.

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

*10.2
Employment Agreement, dated September 22, 2014, as amended on July 1, 2016, by and between American Capital Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed July 8, 2016.

*10.3
Employment Agreement, dated March 30, 2012, as amended on July 1, 2016, by and between American Capital Mortgage Management, LLC and Peter J. Federico, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed July 8, 2016.

*10.4
Employment Agreement, dated March 30, 2012, as amended on July 1, 2016, by and between American Capital Mortgage Management, LLC and Christopher J. Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed July 8, 2016.

*10.5
Letter Agreement, dated December 1, 2015, as amended on July 1, 2016, by and between American Capital Mortgage Management, LLC and Bernice E. Bell, incorporated herein by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed July 8, 2016.

*10.6
Retention Bonus Grant Letter, dated July 1, 2016, by and between American Capital Mortgage Management, LLC and Bernice E. Bell, incorporated herein by reference to Exhibit 10.5 of Form 8-K (File No. 001-34057), filed July 8, 2016.

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

AMERICAN CAPITAL AGENCY CORP.

		By:	/s/ GARY KAIN
Gary Kain Chief Executive Officer, President and Chief Investment Officer
Date:	August 5, 2016