Form 10-Q
period 2016-09-30
AGNC Investment Corp.
filed 2016-11-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2016
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34057
__________________________________________________
AGNC INVESTMENT CORP.
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2016 was 331,046,077.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2016	December 31, 2015
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $44,089 and $48,380, respectively)	$46,328	$51,331
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	890	1,029
Non-agency securities, at fair value (pledged securities)	102	113
Credit risk transfer securities, at fair value	36	—
U.S. Treasury securities, at fair value (pledged securities)	45	25
REIT equity securities, at fair value	—	33
Cash and cash equivalents	1,254	1,110
Restricted cash and cash equivalents	681	1,281
Derivative assets, at fair value	61	81
Receivable for securities sold (pledged securities)	228	—
Receivable under reverse repurchase agreements	5,441	1,713
Goodwill and other intangible assets, net	555	—
Other assets	268	305
Total assets	$55,889	$57,021
Liabilities:
Repurchase agreements	$37,668	$41,754
Federal Home Loan Bank advances	3,037	3,753
Debt of consolidated variable interest entities, at fair value	494	595
Payable for securities purchased	251	182
Derivative liabilities, at fair value	947	935
Dividends payable	66	74
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	5,424	1,696
Accounts payable and other accrued liabilities	71	61
Total liabilities	47,958	49,050
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600.0 shares authorized;
331.0 and 337.5 shares issued and outstanding, respectively	3	3
Additional paid-in capital	9,932	10,048
Retained deficit	(3,350)	(2,350)
Accumulated other comprehensive income (loss)	1,010	(66)
Total stockholders' equity	7,931	7,971
Total liabilities and stockholders' equity	$55,889	$57,021
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Interest income:
Interest income	$315	$295	$928	$1,092
Interest expense	96	77	296	244
Net interest income	219	218	632	848
Other gain (loss), net:
Gain (loss) on sale of mortgage-backed securities, net	61	(39)	114	(25)
Gain (loss) on derivative instruments and other securities, net	242	(778)	(1,058)	(1,090)
Management fee income	4	—	4	—
Total other gain (loss), net	307	(817)	(940)	(1,115)
Expenses:
Management fee expense	—	29	52	88
Compensation and benefits	9	—	9	—
Other operating expenses	6	5	27	18
Total operating expenses	15	34	88	106
Net income (loss)	511	(633)	(396)	(373)
Dividend on preferred stock	7	7	21	21
Net income (loss) available (attributable) to common stockholders	$504	$(640)	$(417)	$(394)

Net income (loss)	$511	$(633)	$(396)	$(373)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(97)	467	1,038	(14)
Unrealized gain on derivative instruments, net	7	24	38	79
Other comprehensive income (loss)	(90)	491	1,076	65
Comprehensive income (loss)	421	(142)	680	(308)
Dividend on preferred stock	7	7	21	21
Comprehensive income (loss) available (attributable) to common stockholders	$414	$(149)	$659	$(329)

Weighted average number of common shares outstanding - basic and diluted	331.0	347.8	332.1	350.9
Net income (loss) per common share - basic and diluted	$1.52	$(1.84)	$(1.26)	$(1.12)
Dividends declared per common share	$0.56	$0.60	$1.76	$1.88
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2014	6.9	$336	352.8	$4	$10,332	$(1,674)	$430	$9,428
Net loss	—	—	—	—	—	(373)	—	(373)
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(14)	(14)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	79	79
Repurchase of common stock	—	—	(6.3)	(1)	(123)	—	—	(124)
Preferred dividends declared	—	—	—	—	—	(21)	—	(21)
Common dividends declared	—	—	—	—	—	(659)	—	(659)
Balance, September 30, 2015	6.9	$336	346.5	$3	$10,209	$(2,727)	$495	$8,316

Balance, December 31, 2015	6.9	$336	337.5	$3	$10,048	$(2,350)	$(66)	$7,971
Net loss	—	—	—	—	—	(396)	—	(396)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,038	1,038
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	38	38
Repurchase of common stock	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared	—	—	—	—	—	(21)	—	(21)
Common dividends declared	—	—	—	—	—	(583)	—	(583)
Balance, September 30, 2016	6.9	$336	331.0	$3	$9,932	$(3,350)	$1,010	$7,931

See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2016	2015
Operating activities:
Net loss	$(396)	$(373)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	394	330
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	38	79
Amortization of intangible assets	1	—
Stock based compensation	1	—
(Gain) loss on sale of mortgage-backed securities, net	(114)	25
Loss on derivative instruments and other securities, net	1,058	1,090
(Increase) decrease in other assets	37	(73)
Increase (decrease) in accounts payable and other accrued liabilities	10	(8)
Net cash provided by operating activities	1,029	1,070
Investing activities:
Purchases of mortgage-backed securities	(17,275)	(23,792)
Proceeds from sale of mortgage-backed securities	17,032	22,615
Principal collections on mortgage-backed securities	5,997	6,177
Purchases of credit risk transfer securities	(36)	—
Purchases of U.S. Treasury securities	(2,178)	(46,774)
Proceeds from sale of U.S. Treasury securities	5,741	44,237
Net proceeds from (payments on) reverse repurchase agreements	(3,728)	3,755
Net payments on other derivative instruments	(892)	(85)
Purchases of REIT equity securities	—	(11)
Proceeds from sale of REIT equity securities	39	35
Purchase of AGNC Mortgage Management, LLC, net of cash acquired	(555)	—
(Increase) decrease in restricted cash and cash equivalents	577	(700)
Other investing cash flows, net	—	(28)
Net cash provided by investing activities	4,722	5,429
Financing activities:
Proceeds from repurchase arrangements	196,015	317,718
Payments on repurchase agreements	(200,078)	(327,000)
Proceeds from Federal Home Loan Bank advances	2,098	5,437
Payments on Federal Home Loan Bank advances	(2,814)	(1,935)
Payments on debt of consolidated variable interest entities	(100)	(121)
Payments for common stock repurchases	(116)	(124)
Cash dividends paid	(612)	(689)
Net cash used in financing activities	(5,607)	(6,714)
Net change in cash and cash equivalents	144	(215)
Cash and cash equivalents at beginning of period	1,110	1,720
Cash and cash equivalents at end of period	$1,254	$1,505
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements of AGNC Investment Corp. (referred throughout this report as the "Company", "we", "us" and "our") are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
Our unaudited interim consolidated financial statements include the accounts of all of our wholly-owned subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.

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
We invest primarily in agency mortgage-backed securities ("agency MBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-agency residential and commercial mortgage-backed securities, where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency.
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and net asset value (also referred to as "net book value," "NAV" and "stockholders' equity") accretion. We generate income from the interest earned on our investment assets, net of associated borrowing and hedging activities, and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through short-term borrowings structured as repurchase agreements.
Prior to July 1, 2016, we were externally managed by AGNC Management, LLC, (formerly known as American Capital AGNC Management, LLC) (our "Manager"). On July 1, 2016, we completed the acquisition of all of the outstanding membership interests of AGNC Mortgage Management, LLC ("AMM," formerly known as American Capital Mortgage Management, LLC ), the parent company of our Manager, from American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, Ltd. ("ACAS"). AMM is also the parent company of MTGE Management, LLC ("MTGE Manager," formerly known as American Capital MTGE Management, LLC), the external manager of MTGE Investment Corp. ("MTGE," formerly known as American Capital Mortgage Investment Corp.). Following the closing of the acquisition of AMM, we became internally managed and are no longer affiliated with ACAS. (See Note 10 for further details.)

Note 3. Summary of Significant Accounting Policies
Investment Securities
Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities ("ASC 320"), requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Securities classified as trading and available-for-sale are reported at fair value, while securities classified as held-to-maturity are reported at amortized cost. We may sell any of our securities as part of our overall management of our investment portfolio. Accordingly, we typically designate our investment securities as available-for-sale, unless we have elected the fair value option for such securities under ASC Topic 825, Financial Instruments. All securities classified as available-for-sale are reported at fair value, with unrealized gains and losses reported in accumulated other comprehensive income (loss) ("OCI"), a separate component of stockholders' equity. Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
If we designate a security as trading or if we elect the fair value option for a security, changes in the fair value of such security are reflected in net income through other gain (loss) during the period in which they occur. We have elected the fair value option to account for CRT securities, interest-only securities and inverse interest-only securities (together referred to as "interest-only securities") and principal-only securities as this election simplifies the accounting for such securities.
CRT securities are risk sharing instruments issued by the GSEs, and similarly structured transactions issued by third party market participants, that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third parties to private investors. Unlike agency MBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or government agency; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on a related pool of loans exceed certain thresholds. By reducing the amount that they are obligated to repay to holders of CRT securities, the GSEs and/or other third parties are able to offset credit losses on the related loans.
Non-agency MBS are backed by residential or commercial mortgage loans packaged and securitized by a private institution, such as a commercial bank. Non-agency MBS typically benefit from credit enhancements derived from structural elements, such as subordination, overcollateralization or insurance, but nonetheless carry a higher level of credit exposure than agency MBS.
Interest-only securities represent the right to receive a specified proportion of the contractual interest flows of specific agency CMO securities. Principal-only securities represent the right to receive the contractual principal flows of specific agency CMO securities. Our investments in interest and principal-only securities are included in agency securities, at fair value on the accompanying consolidated balance sheets.
REIT equity securities represent investments in the common stock of other publicly traded mortgage REITs that invest predominantly in agency MBS. We designate our investments in REIT equity securities as trading securities and report them at fair value on the accompanying consolidated balance sheets.
We estimate the fair value of agency and non-agency MBS and CRT securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We estimate the fair value of our REIT equity securities based on a market approach using "Level 1" inputs based on quoted market prices. Refer to Note 8 for further discussion of fair value measurements.
We evaluate our investments designated as available-for-sale for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.

Interest Income
Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums or discounts associated with the purchase of agency and non-agency MBS are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs ("ASC 310-20").
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

At the time we purchase CRT securities, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the impact of default and severity rates on the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on inputs and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales, and forward contracts for the purchase or sale of agency MBS securities on a generic pool basis in the "to-be-announced" market ("TBA securities") and on a specified pool basis. We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivatives, such as interest and principal-only securities.
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
Discontinuation of hedge accounting for interest rate swap agreements
Prior to fiscal year 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, during fiscal year 2011, we elected to discontinue hedge accounting for our interest rate swaps. Upon discontinuation of hedge accounting, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap through October 2016.
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
Goodwill and Other Intangible Assets, Net
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recorded as an asset on our balance sheet. Acquired intangible assets that do not meet the criteria for recognition as a separate asset are included in goodwill, which represents the estimated future economic benefit arising from these assets. Goodwill is not subject to amortization but must be tested for impairment at least annually. Intangible assets meeting the criteria for recognition as separate assets are recorded at their respective fair market values at the date of acquisition. Intangible assets with an estimated useful life are amortized over their expected useful life. As of September 30, 2016, we had $526 million of goodwill and $29 million of other intangible assets, net of accumulated amortization, reported in goodwill and other intangible assets, net in our accompanying consolidated balance sheets related to our acquisition of AMM on July 1, 2016 (see Note 10 for further details).
We test goodwill for impairment on an annual basis and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach whereby we compare the carrying value of each identified reporting unit to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is compared to its carrying value. An impairment charge is recognized to the extent the carrying amount of goodwill exceeds its fair value.

Note 4. Investment Securities
As of September 30, 2016 and December 31, 2015, our investment portfolio consisted of $47.4 billion and $52.5 billion of investment securities, at fair value, respectively, and a $15.6 billion and $7.4 billion net long TBA position, at fair value, respectively.
Our TBA position is reported at its net carrying value of $46 million and $14 million as of September 30, 2016 and December 31, 2015, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security. (See Note 6 for further details of our net TBA position as of September 30, 2016 and December 31, 2015.)
As of September 30, 2016 and December 31, 2015, the net unamortized premium balance on our MBS was $2.1 billion and $2.3 billion, respectively, including interest and principal-only securities.

The following tables summarize our investment securities as of September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016
Investment Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency MBS:
Fixed rate	$44,641	$980	$(10)	$45,611
Adjustable rate	401	14	—	415
CMO	840	25	—	865
Interest-only and principal-only strips	286	44	(3)	327
Total agency MBS	46,168	1,063	(13)	47,218
Non-agency MBS	100	2	—	102
CRT securities	36	—	—	36
Total investment securities	$46,304	$1,065	$(13)	$47,356

	December 31, 2015
Investments Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency MBS:
Fixed rate	$50,576	$339	$(393)	$50,522
Adjustable rate	484	11	—	495
CMO	973	18	(1)	990
Interest-only and principal-only strips	317	39	(3)	353
Total agency MBS	52,350	407	(397)	52,360
Non-agency MBS	114	—	(1)	113
Total investment securities	$52,464	$407	$(398)	$52,473

	September 30, 2016
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	Non-Agency	CRT	Total
Available-for-sale securities:
Par value	$33,919	$9,930	$48	$99	$—	$43,996
Unamortized discount	(27)	(3)	—	—	—	(30)
Unamortized premium	1,494	520	1	1	—	2,016
Amortized cost	35,386	10,447	49	100	—	45,982
Gross unrealized gains	817	201	1	2	—	1,021
Gross unrealized losses	(6)	(4)	—	—	—	(10)
Total available-for-sale securities, at fair value	36,197	10,644	50	102	—	46,993
Securities remeasured at fair value through earnings: [1]
Par value [2]	181	—	—	—	35	216
Unamortized discount	(37)	—	—	—	—	(37)
Unamortized premium	126	16	—	—	1	143
Amortized cost	270	16	—	—	36	322
Gross unrealized gains	41	3	—	—	—	44
Gross unrealized losses	(2)	(1)	—	—	—	(3)
Total securities remeasured at fair value through earnings	309	18	—	—	36	363
Total securities, at fair value	$36,506	$10,662	$50	$102	$36	$47,356
Weighted average coupon as of September 30, 2016	3.63%	3.69%	2.81%	3.50%	4.91%	3.64%
Weighted average yield as of September 30, 2016 [3]	2.68%	2.67%	1.96%	3.00%	4.85%	2.68%
 ________________________

1.	Securities measured at fair value through earnings includes agency interest-only and principal-only securities.

2.	Par value amount excludes the underlying unamortized principal balance ("UPB") of interest-only securities of $1.0 billion as of September 30, 2016.

3.	Incorporates a weighted average future constant prepayment rate assumption of 11% based on forward rates as of September 30, 2016.

	December 31, 2015
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	Non-Agency	Total
Available-for-sale securities:
Par value	$39,205	$10,575	$62	$113	$49,955
Unamortized discount	(32)	(4)	—	—	(36)
Unamortized premium	1,707	519	1	1	2,228
Amortized cost	40,880	11,090	63	114	52,147
Gross unrealized gains	286	80	2	—	368
Gross unrealized losses	(283)	(111)	—	(1)	(395)
Total available-for-sale securities, at fair value	40,883	11,059	65	113	52,120
Securities remeasured at fair value through earnings: [1]
Par value [2]	208	—	—	—	208
Unamortized discount	(42)	—	—	—	(42)
Unamortized premium	132	19	—	—	151
Amortized cost	298	19	—	—	317
Gross unrealized gains	35	4	—	—	39
Gross unrealized losses	(2)	(1)	—	—	(3)
Total securities remeasured at fair value through earnings	331	22	—	—	353
Total securities, at fair value	$41,214	$11,081	$65	$113	$52,473
Weighted average coupon as of December 31, 2015	3.62%	3.69%	3.18%	3.50%	3.63%
Weighted average yield as of December 31, 2015 [3]	2.79%	2.77%	1.97%	3.33%	2.78%
 ________________________

1.	Securities measured at fair value through earnings includes agency interest-only and principal-only securities.

2.	Par value amount excludes the underlying unamortized principal balance ("UPB") of interest-only securities of $1.0 billion as of December 31, 2015.

3.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2015.

As of September 30, 2016 and December 31, 2015, our investments in non-agency MBS carried a credit rating of AAA. As of September 30, 2016, all of our investments in CRT securities were issued by Fannie Mae or Freddie Mac.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of September 30, 2016 and December 31, 2015, our weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 11% and 8%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our investments classified as available-for-sale as of September 30, 2016 and December 31, 2015 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2016				December 31, 2015
Estimated Weighted Average Life of Securities Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$1,493	$1,467	3.92%	2.48%	$167	$163	4.02%	2.66%
> 3 years and ≤ 5 years	15,984	15,556	3.30%	2.44%	17,497	17,343	3.27%	2.40%
> 5 years and ≤10 years	29,490	28,936	3.65%	2.76%	34,206	34,391	3.67%	2.93%
> 10 years	26	23	4.67%	3.86%	250	250	3.56%	3.08%
Total	$46,993	$45,982	3.54%	2.64%	$52,120	$52,147	3.54%	2.75%

The following table presents the gross unrealized loss and fair values of our available-for-sale securities by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2016 and December 31, 2015 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2016	$602	$(2)	$1,851	$(8)	$2,453	$(10)
December 31, 2015	$24,035	$(200)	$6,793	$(195)	$30,828	$(395)

We did not recognize any OTTI charges on our investment securities for the nine months ended September 30, 2016 and 2015. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE guarantees and credit enhancements on our non-agency securities, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.
Gains and Losses on Sale of Mortgage-Backed Securities
The following table is a summary of our net gain (loss) from the sale of securities classified as available-for-sale for the three and nine months ended September 30, 2016 and 2015 (in millions). Please refer to Note 9 for a summary of changes in accumulated OCI for the same periods.

	Three Months Ended September 30,		Nine Months Ended September 30,
Securities Classified as Available-for-Sale	2016	2015	2016	2015
MBS sold, at cost	$(6,123)	$(4,575)	$(17,146)	$(22,548)
Proceeds from MBS sold [1]	6,184	4,536	17,260	22,523
Net gain (loss) on sale of MBS	$61	$(39)	$114	$(25)

Gross gain on sale of MBS	$62	$2	$122	$81
Gross loss on sale of MBS	(1)	(41)	(8)	(106)
Net gain (loss) on sale of MBS	$61	$(39)	$114	$(25)
  ________________________

1.	Proceeds include cash received during the period, plus receivable for MBS sold during the period as of period end.
For the three and nine months ended September 30, 2016, we recognized a net unrealized loss of $6 million and an unrealized gain of $5 million, respectively, and for the three and nine months ended September 30, 2015 we recognized a net unrealized gain of $10 million and $14 million, respectively, for the change in value of investments in interest and principal-only securities in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Over the same periods, we did not recognize any realized gains or losses on our interest or principal-only securities.
Securitizations and Variable Interest Entities
As of September 30, 2016 and December 31, 2015, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate agency MBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized agency securities with a total fair value of $0.9 billion and $1.0 billion as of September 30, 2016 and December 31, 2015, respectively, and debt with a total fair value of $494 million and $595 million, respectively, in our accompanying consolidated balance sheets. As of September 30, 2016 and December 31, 2015, the agency securities had an aggregate unpaid principal balance of $0.8 billion and $1.0 billion, respectively, and the debt had an aggregate unpaid principal balance of $488 million and $587 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three and nine months ended September 30, 2016, we recorded a loss of $2 million and $8 million, respectively, associated with our consolidated debt. For the three and nine months ended September 30, 2015, we recorded a gain of $7 million and $16 million, respectively, associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of September 30, 2016 and December 31, 2015, the fair value of our CMO securities and interest and principal-only securities was $1.2 billion and $1.3 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.6 billion and $1.8 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $222 million and $238 million as of September 30, 2016 and December 31, 2015, respectively.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our repurchase agreements with financial institutions and under our secured borrowing facility with the Federal Home Loan Bank ("FHLB") of Des Moines. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2016, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
Repurchase Agreements
As of September 30, 2016 and December 31, 2015, we had $37.7 billion and $41.8 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than 90 days have floating interest rates based on an index plus or minus a fixed spread. Substantially all of our repurchase agreements were used to fund purchases of agency securities ("agency repo"). The remainder of our repurchase agreements were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016			December 31, 2015
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$17,198	0.72%	11	$17,579	0.54%	14
> 1 to ≤ 3 months	9,318	0.79%	50	14,283	0.64%	58
> 3 to ≤ 6 months	3,617	0.90%	126	3,154	0.61%	121
> 6 to ≤ 9 months	765	0.85%	221	589	0.65%	199
> 9 to ≤ 12 months	615	0.95%	309	1,201	0.65%	307
> 12 to ≤ 24 months	1,985	1.09%	495	1,473	0.73%	600
> 24 to ≤ 36 months	1,100	1.21%	926	650	0.81%	901
> 36 to ≤ 48 months	2,100	1.15%	1,216	1,300	0.86%	1,231
> 48 to < 60 months	925	1.23%	1,559	1,500	0.76%	1,477
Total agency repo	37,623	0.83%	199	41,729	0.61%	173
U.S. Treasury repo:
1 day	45	0.85%	3	25	—%	1
Total	$37,668	0.83%	198	$41,754	0.61%	173

Federal Home Loan Bank Advances

On January 12, 2016, the Federal Housing Finance Agency ("FHFA") released its final rule on FHLB membership, which requires the termination of our wholly-owned captive insurance subsidiary's FHLB membership and repayment of all FHLB advances after a one year period ending in February 2017. As of September 30, 2016 and December 31, 2015, we had $3.0 billion and $3.8 billion, respectively, of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.63% and 0.53%, respectively, and a weighted average remaining term to maturity of 123 and 141 days, respectively, consisting of 30 day and longer-term floating rate advances:

	September 30, 2016			December 31, 2015
Remaining Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity
≤ 1 month	$—	—%	—	$1,952	0.47%	14
> 1 to ≤ 3 months	—	—%	—	681	0.60%	84
> 4 to ≤ 6 months	3,037	0.63%	123	—	—%	—
13 months	—	—%	—	1,120	0.58%	397
Total FHLB advances	$3,037	0.63%	123	$3,753	0.53%	141
Debt of Consolidated Variable Interest Entities
As of September 30, 2016 and December 31, 2015, debt of consolidated VIEs, at fair value, was $494 million and $595 million, respectively, and had a weighted average interest rate of LIBOR plus 39 and 34 basis points, respectively, and a principal balance of $488 million and $587 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying agency MBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of September 30, 2016 and December 31, 2015 was 5.1 and 4.9 years, respectively.

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
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For the three and nine months ended September 30, 2016, we reclassified $7 million and $38 million, respectively, and for the three and nine months ended September 30, 2015 $24 million and $79 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio were $58 million and $247 million for the three and nine months ended September 30, 2016, respectively, and $131 million and $369 million for the three and nine months ended September 30, 2015, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in gain (loss) on derivative instruments and other securities, net in our accompanying consolidated statements of comprehensive income (totaling $51 million and $209 million for the three and nine months ended September 30, 2016, respectively, and $107 million and $290 million for the three and nine months ended September 30, 2015, respectively). As of September 30, 2016, the remaining net deferred loss in accumulated OCI related to de-designated interest rate swaps was $1 million.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instrument assets and liabilities as of September 30, 2016 and December 31, 2015 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2016	December 31, 2015
Interest rate swaps	Derivative assets, at fair value	$5	$31
Swaptions	Derivative assets, at fair value	6	17
TBA securities	Derivative assets, at fair value	50	29
U.S. Treasury futures - short	Derivative assets, at fair value	—	4
Total derivative assets, at fair value		$61	$81

Interest rate swaps	Derivative liabilities, at fair value	$(942)	$(920)
TBA securities	Derivative liabilities, at fair value	(4)	(15)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(1)	—
Total derivative liabilities, at fair value		$(947)	$(935)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$45	$25
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(5,424)	(1,696)
Total U.S. Treasury securities, net at fair value		$(5,379)	$(1,671)

The following tables summarize our interest rate swap agreements outstanding as of September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate 2	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$19,025	1.05%	0.79%	$(64)	1.4
> 3 to ≤ 5 years	5,050	1.55%	0.76%	(89)	3.5
> 5 to ≤ 7 years	7,075	2.23%	0.76%	(405)	5.8
> 7 to ≤ 10 years	1,825	2.46%	0.83%	(158)	8.6
> 10 years	1,175	3.20%	0.80%	(221)	14.0
Total payer interest rate swaps	$34,150	1.52%	0.78%	$(937)	3.5
   ________________________

1.	Notional amount includes forward starting swaps of $2.2 billion with an average forward start date of 0.5 years and an average maturity of 6.8 years from September 30, 2016.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.40% as of September 30, 2016.

3.	Average receive rate excludes forward starting swaps.

	December 31, 2015
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Estimated Fair Value	Average Maturity (Years)
≤ 3 years	$14,775	1.06%	0.40%	$(23)	1.6
> 3 to ≤ 5 years	9,950	2.03%	0.40%	(203)	4.0
> 5 to ≤ 7 years	7,175	2.47%	0.44%	(230)	6.1
> 7 to ≤ 10 years	7,450	2.57%	0.39%	(342)	8.3
> 10 years	1,175	3.20%	0.39%	(91)	14.7
Total payer interest rate swaps	$40,525	1.89%	0.40%	$(889)	4.6
   ________________________

1.	Notional amount includes forward starting swaps of $4.5 billion with an average forward start date of 0.7 years and an average maturity of 5.5 years from December 31, 2015.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.75% as of December 31, 2015.

3.	Average receive rate excludes forward starting swaps.
The following table summarizes our interest rate payer swaption agreements outstanding as of September 30, 2016 and December 31, 2015 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
September 30, 2016
Total ≤ 1 year	$44	$6	5	$700	3.10%	3M	7.0

December 31, 2015
Total ≤ 1 year	$74	$17	4	$2,150	3.51%	3M	7.0
The following table summarizes our U.S. Treasury securities as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016			December 31, 2015
Maturity	Face Amount Net Long / (Short)	Cost Basis	Market Value	Face Amount Net Long / (Short)	Cost Basis	Market Value
5 years	$(1,670)	$(1,683)	$(1,688)	$(250)	$(249)	$(249)
7 years	(2,941)	(2,930)	(2,959)	(354)	(353)	(352)
10 years	(700)	(697)	(732)	(1,085)	(1,078)	(1,070)
Total U.S. Treasury securities, net	$(5,311)	$(5,310)	$(5,379)	$(1,689)	$(1,680)	$(1,671)
The following table summarizes our U.S. Treasury futures as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016				December 31, 2015
Maturity	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
5 years	$(730)	$(886)	$(887)	$(1)	$(730)	$(866)	$(864)	$2
10 years	(1,230)	(1,612)	(1,612)	—	(1,130)	(1,424)	(1,422)	2
Total U.S. Treasury futures	$(1,960)	$(2,498)	$(2,499)	$(1)	$(1,860)	$(2,290)	$(2,286)	$4
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying U.S. Treasury security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying U.S. Treasury security.

3.	Market value represents the current market value of U.S. Treasury futures as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of U.S. Treasury futures as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

The following tables summarize our TBA securities as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016				December 31, 2015
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$1,839	$1,891	$1,899	$8	$(80)	$(81)	$(80)	$1
3.0%	293	306	307	1	225	233	232	(1)
3.5%	95	100	100	—	136	143	142	(1)
Total 15-Year TBAs	2,227	2,297	2,306	9	281	295	294	(1)
30-Year TBA securities:
3.0% [5]	7,031	7,276	7,303	27	3,914	3,911	3,916	5
3.5%	3,156	3,322	3,327	5	1,497	1,536	1,539	3
4.0%	2,368	2,537	2,542	5	1,575	1,658	1,665	7
4.5%	99	108	108	—	28	30	30	—
Total 30-Year TBAs	12,654	13,243	13,280	37	7,014	7,135	7,150	15
Total net TBA securities	$14,881	$15,540	$15,586	$46	$7,295	$7,430	$7,444	$14

	September 30, 2016				December 31, 2015
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$12,760	$13,328	$13,365	$37	$6,033	$6,145	$6,159	$14
Freddie Mac	1,648	1,723	1,729	6	689	703	703	—
Ginnie Mae	473	489	492	3	573	582	582	—
TBA securities, net	$14,881	$15,540	$15,586	$46	$7,295	$7,430	$7,444	$14
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying agency security.

2.	Cost basis represents the forward price to be paid / (received) for the underlying agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets / (liabilities), at fair value in our consolidated balance sheets.

5.	Includes $2.6 billion of forward purchases of agency MBS specified pools as of September 30, 2016.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30, 2016
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) June 30, 2016	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$6,756	37,881	(29,756)	$14,881	$67
Interest rate swaps	$(35,125)	(2,400)	3,375	$(34,150)	153
Payer swaptions	$(1,050)	—	350	$(700)	(1)
U.S. Treasury securities - short position	$(2,930)	(2,696)	270	$(5,356)	14
U.S. Treasury securities - long position	$62	90	(107)	$45	1
U.S. Treasury futures contracts - short position	$(1,960)	(1,960)	1,960	$(1,960)	15
					$249
  ________________________________

1.
Excludes a net loss of $2 million from debt of consolidated VIEs, a net loss of $6 million from interest and principal-only securities and other miscellaneous net gain of $1 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
  ______________________

1.
Excludes a net gain of $7 million from debt of consolidated VIEs and a net gain of $10 million from interest and principal-only securities recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Nine Months Ended September 30, 2016
Derivative and Other Hedging Instruments	Notional Amount Long/(Short) December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount Long/(Short) September 30, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$7,295	75,906	(68,320)	$14,881	$391
Interest rate swaps	$(40,525)	(5,950)	12,325	$(34,150)	(1,208)
Payer swaptions	$(2,150)	—	1,450	$(700)	(12)
U.S. Treasury securities - short position	$(1,714)	(5,329)	1,687	$(5,356)	(142)
U.S. Treasury securities - long position	$25	495	(475)	$45	7
U.S. Treasury futures contracts - short position	$(1,860)	(5,880)	5,780	$(1,960)	(106)
					$(1,070)
  ________________________________

1.
Excludes a net loss of $8 million from debt of consolidated VIEs, a net gain of $5 million from interest and principal-only securities and other miscellaneous net gains of $15 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
					$(1,116)
  ______________________

1.
Excludes a net gain of $16 million from debt of consolidate VIEs, a net gain of $14 million from interest and principal-only securities and other miscellaneous net losses of $4 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of September 30, 2016, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of September 30, 2016, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 5% of our stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$42,997	$890	$684	$830	$45,401
Non-agency MBS - fair value	102	—	—	—	102
U.S. Treasury securities - fair value	45	—	—	—	45
Accrued interest on pledged securities	118	3	2	2	125
Restricted cash and cash equivalents	15	—	666	—	681
Total	$43,277	$893	$1,352	$832	$46,354
______________________
1. Includes $194 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.

	December 31, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency MBS - fair value	$47,992	$1,029	$148	$485	$49,654
Non-agency MBS - fair value	113	—	—	—	113
U.S. Treasury securities - fair value	25	—	—	—	25
Accrued interest on pledged securities	135	3	—	2	140
Restricted cash and cash equivalents	23	—	1,226	32	1,281
Total	$48,288	$1,032	$1,374	$519	$51,213
______________________
1. Includes $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.
As of September 30, 2016 and December 31, 2015, we held $126 million and $150 million, respectively, of membership and activity-based stock in the FHLB of Des Moines. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets. FHLB stock can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
The cash and cash equivalents and agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2016 and December 31, 2015 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	September 30, 2016			December 31, 2015
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
MBS:[1]
≤ 30 days	$18,604	$18,204	$51	$20,053	$20,075	$57
> 30 and ≤ 60 days	7,404	7,258	20	8,311	8,340	23
> 60 and ≤ 90 days	2,078	2,026	6	7,534	7,525	21
> 90 days	15,014	14,668	41	12,207	12,187	34
Total MBS	43,100	42,156	118	48,105	48,127	135
U.S. Treasury securities:
1 day	45	45	—	25	25	—
Total	$43,145	$42,201	$118	$48,130	$48,152	$135
______________________

1.	Includes $194 million and $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements, as of September 30, 2016 and December 31, 2015, respectively.
As of September 30, 2016 and December 31, 2015, none of our borrowings backed by MBS were due on demand or mature overnight.
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
Assets Pledged from Counterparties
As of September 30, 2016 and December 31, 2015, we had U.S. Treasury securities pledged to us from counterparties as collateral under our reverse repurchase agreements of $5.4 billion and $1.7 billion, respectively. U.S Treasury securities received as collateral under our reverse repurchase agreements that we use to cover short sales of U.S. Treasury securities are accounted for as securities borrowing transactions. We recognize a corresponding obligation to return the borrowed securities at fair value on the accompanying consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. Repurchase agreements and reverse repurchase agreements with the same counterparty and the same maturity date are presented net in our consolidated balance sheets when the terms of the agreements permit netting. All other assets and liabilities subject to master netting arrangements are presented on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and have either been offset or can potentially be offset on our consolidated balance sheets as of September 30, 2016 and December 31, 2015 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2016
Interest rate swap and swaption agreements, at fair value [1]	$11	$—	$11	$(11)	$—	$—
Receivable under reverse repurchase agreements	5,616	(175)	5,441	(4,797)	(644)	—
Total	$5,627	$(175)	$5,452	$(4,808)	$(644)	$—

December 31, 2015
Interest rate swap and swaption agreements, at fair value [1]	$48	$—	$48	$(31)	$—	$17
Receivable under reverse repurchase agreements	1,713	—	1,713	(1,356)	(357)	—
Total	$1,761	$—	$1,761	$(1,387)	$(357)	$17

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2016
Interest rate swap agreements, at fair value [1]	$942	$—	$942	$(11)	$(931)	$—
Repurchase agreements and FHLB advances	40,880	(175)	40,705	(4,797)	(35,908)	—
Total	$41,822	$(175)	$41,647	$(4,808)	$(36,839)	$—

December 31, 2015
Interest rate swap agreements, at fair value [1]	$920	$—	$920	$(31)	$(889)	$—
Repurchase agreements	45,507	—	45,507	(1,356)	(44,151)	—
Total	$46,427	$—	$46,427	$(1,387)	$(45,040)	$—
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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during the three and nine months ended September 30, 2016. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2016 and December 31, 2015 (in millions):

	September 30, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$46,328	$—	$—	$51,331	$—
Agency securities transferred to consolidated VIEs	—	890	—	—	1,029	—
Non-agency securities	—	102	—	—	113	—
Credit risk transfer securities	—	36	—	—	—	—
U.S. Treasury securities	45	—	—	25	—	—
Interest rate swaps	—	5	—	—	31	—
Swaptions	—	6	—	—	17	—
REIT equity securities	—	—	—	33	—	—
TBA securities	—	50	—	—	29	—
U.S. Treasury futures	—	—	—	4	—	—
Total	$45	$47,417	$—	$62	$52,550	$—
Liabilities:
Debt of consolidated VIEs	$—	$494	$—	$—	$595	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	5,424	—	—	1,696	—	—
Interest rate swaps	—	942	—	—	920	—
TBA securities	—	4	—	—	15	—
U.S. Treasury futures	1	—	—	—	—	—
Total	$5,425	$1,440	$—	$1,696	$1,530	$—
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

Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables and borrowings under repurchase agreements and FHLB advances, which are presented in our consolidated financial statements at cost. The cost basis of these instruments is determined to approximate fair value due to their short duration or, in the case of longer-term repo and FHLB advances, due to floating rates of interest based on an index plus or minus a fixed spread which is consistent with fixed spreads demanded in the market. We estimate the fair value of these instruments using "Level 1" or "Level 2" inputs.

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of September 30, 2016, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
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
Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2016, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provided for stock repurchases, which, as amended, authorized repurchases of our common stock up to $2 billion through December 31, 2016. As of September 30, 2016, the total remaining amount authorized for repurchases of our common stock was $0.6 billion. In October 2016, our Board of Directors terminated the existing stock repurchase program and replaced it with a new stock repurchase authorization. Under the new stock repurchase program, we are authorized to repurchase up to $1 billion of our outstanding shares of common stock through December 31, 2017.
Shares of our common stock may be purchased in the open market, including through block purchases, or through privately negotiated transactions, or pursuant to any trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended.  The timing, manner, price and amount of any repurchases will be determined at our discretion and the program may be suspended, terminated or modified at any time for any reason.  Among other factors, we intend to only consider repurchasing shares of our common stock when the purchase price is less than our estimate of our current tangible net asset value per common share. Generally, when we repurchase our common stock at a discount to our tangible net asset value, the tangible net asset value of our remaining shares of common stock outstanding increases. In addition, we do not intend to repurchase any shares from directors, officers or other affiliates. The program does not obligate us to acquire any specific number of shares, and all repurchases will be made in accordance with Rule 10b-18, which sets certain restrictions on the method, timing, price and volume of stock repurchases.
We did not repurchase any shares of our common stock during the three months ended September 30, 2016. During the nine months ended September 30, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89 per share, including expenses, totaling $116 million. During the three and nine months ended September 30, 2015 we repurchased 2.4 million and 6.3 million shares, respectively, of our common stock at an average repurchase price of $19.08 and $19.57 per share, respectively, including expenses, totaling $45 million and $124 million, respectively.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2016 and 2015 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Three Months Ended September 30, 2016
Balance as of June 30, 2016	$1,108	$(8)	$1,100
OCI before reclassifications	(36)	—	(36)
Amounts reclassified from accumulated OCI	(61)	7	(54)
Balance as of September 30, 2016	$1,011	$(1)	$1,010

Three Months Ended September 30, 2015
Balance as of June 30, 2015	$89	$(85)	$4
OCI before reclassifications	428	—	428
Amounts reclassified from accumulated OCI	39	24	63
Balance as of September 30, 2015	$556	$(61)	$495

Nine Months Ended September 30, 2016
Balance as of December 31, 2015	$(27)	$(39)	$(66)
OCI before reclassifications	1,152	—	1,152
Amounts reclassified from accumulated OCI	(114)	38	(76)
Balance as of September 30, 2016	$1,011	$(1)	$1,010

Nine Months Ended September 30, 2015
Balance as of December 31, 2014	$570	$(140)	$430
OCI before reclassifications	(39)	—	(39)
Amounts reclassified from accumulated OCI	25	79	104
Balance as of September 30, 2015	$556	$(61)	$495
The following table summarizes reclassifications out of accumulated OCI for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2016	2015
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$(61)	$39	Gain (loss) on sale of mortgage-backed securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	7	24	Interest expense
Total reclassifications	$(54)	$63

	Nine Months Ended September 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2016	2015
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$(114)	$25	Gain (loss) on sale of mortgage-backed securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	38	79	Interest expense
Total reclassifications	$(76)	$104

Note 10. Business Combination - Acquisition of AGNC Mortgage Management, LLC
On July 1, 2016, we completed our acquisition of all of the outstanding membership interests of AMM from ACAM, a wholly owned portfolio company of ACAS, for a purchase price of $562 million in cash. Following the closing of the acquisition, we became internally managed and are no longer affiliated with ACAS. The results of AMM's operations have been included in our consolidated financial statements since that date. We believe internalizing our management function will result in lower operating costs as well as provide management fee income from MTGE.
Our acquisition of AMM is accounted for as a business combination using the acquisition method of accounting, whereby the total purchase price has been allocated to identifiable assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. A large majority of the acquisition price has been recognized as goodwill, which is attributable to our management agreement that does not qualify for separate recognition. Goodwill is expected to be deductible for income tax purposes over a 15 year amortization period. We did not recognize a gain or loss associated with the effective settlement of our pre-existing management agreement with our Manager on the acquisition date based on comparable agreements available in the market.
The fair values of intangible assets acquired were determined using a market-based measurement under the income approach based on primarily unobservable market data that cannot be corroborated and, thus, represent a level 3 measurement (see Note 8). The primary market-based inputs include forecasted revenues and expenses, discount rate and corporate income tax rate.
The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date (in millions).

July 1, 2016(Acquisition Date)
Cash	$7
MTGE management agreement	29
Other intangible asset	1
Total identifiable assets	37
Accounts payable and other liabilities	(1)
Identifiable net assets acquired	36
Goodwill	526
Net assets acquired	$562
We recognized $9 million of transaction related costs that were expensed during the nine months ended September 30, 2016. These costs are included in other operating expenses in our consolidated statements of comprehensive income.
AMM's revenue and net income (loss) included in our consolidated statements of comprehensive income from the acquisition date to September 30, 2016 are $4 million and $(6) million, respectively, after elimination of AGNC's management fee and other intercompany transactions. The following table represents our pro forma consolidated revenue and net loss as if AMM had been included in our consolidated results for the nine months ended September 30, 2015 and for the entire nine months ended September 30, 2016 (in millions). Revenue includes interest income and management fee income from MTGE. Amounts have been calculated after applying our accounting policies and adjusting AMM's results to reflect amortization expense that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2015. All AGNC management fees and all other actual and pro forma intercompany transactions have been eliminated. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the AMM acquisition occurred on January 1, 2015 and may not be indicative of future operating results.

	Pro Forma Consolidated Revenue and Net Loss
	Nine Months Ended September 30,
	2016	2015
Revenue	$940	$1,105
Net loss	$(358)	$(307)

Note 11. Subsequent Events
On October 12, 2016, our Board of Directors declared a monthly dividend of $0.18 per common share, which will be paid on November 8, 2016, to common stockholders of record as of October 31, 2016.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2016. Our MD&A is presented in six sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
AGNC Investment Corp. ("AGNC," the "Company," "we," "us" and "our") was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The NASDAQ Global Select Market ("NASDAQ") under the symbol "AGNC."
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
We invest primarily in agency mortgage-backed securities ("agency MBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-agency residential and commercial mortgage-backed securities, where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency.
During the third quarter of 2016, we revised our investment guidelines to permit our acquisition of credit-sensitive assets and subsequently made our first investments in CRT securities. In our view the GSE's programmatic sales of a significant portion of their credit risk underlying conforming mortgage loans represents an appealing long-term opportunity for AGNC. Furthermore, we believe that AGNC is particularly well suited to benefit from these assets as a result of our substantial experience with conforming mortgage assets and the correlation between agency prepayments and associated credit exposure. We expect the focus of our credit-sensitive investments to be in CRT or similar securities; however, we will opportunistically invest in other non-agency securities backed by either residential or commercial real estate.
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and net asset value (also referred to as "net book value," "NAV" and "stockholders' equity") accretion. We generate income from the interest earned on our investment assets, net of associated borrowing and hedging activities, and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements ("repo").

Our Management Internalization

On July 1, 2016, we completed the acquisition of AGNC Mortgage Management, LLC ("AMM," formerly known as American Capital Mortgage Management, LLC) from American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, Ltd. ("ACAS"), for a purchase price of $562 million in cash. AMM is the parent company of our Manager and of MTGE Management, LLC ("MTGE Manager," formerly known as American Capital MTGE Management, LLC), the external manager of MTGE Investment Corp. ("MTGE," formerly known as American Capital Mortgage Investment Corp.). Following the closing of the acquisition of AMM, we became internally managed and are no longer affiliated with ACAS. We believe that the acquisition represents an important milestone for the Company, and we expect that it will result in lower operating costs for AGNC and generate management fee income from MTGE. As of October 31, 2016, we had approximately 53 full-time employees, and all of our significant business functions were fully staffed. As part of the internalization, the Company and AMM entered into a Transition Services Agreement with ACAS and ACAM, pursuant to which ACAS and ACAM will provide certain transition services for a limited period of time following the Internalization.

Our Investment Strategy

Our investment strategy is designed to:

•	manage an investment portfolio consisting primarily of agency securities with the objective of generating attractive risk-adjusted returns;

•	capitalize on discrepancies in the relative valuations and return potential in the agency and non-agency securities market;

•	manage a wide range of risks including financing, interest rate, credit, prepayment and extension risks;

•	preserve our net book value;

•	provide regular monthly distributions to our stockholders;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940, as amended (the "Investment Company Act").
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
Our Risk Management Strategy
We use a variety of strategies to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risk. Our investment and risk management strategy incorporates the cost of hedging transactions and our intention to qualify as a REIT. Consequently, while we use interest rate swaps and other hedges to attempt to protect our net book value against moves in interest rates, we may not hedge certain interest rate, prepayment or extension risks if we believe that bearing such risks enhances our return relative to our risk/return profile, or the hedging transaction would negatively impact our REIT status. We also generally do not hedge the credit exposure embedded in our purchases of CRT securities or other non-agency securities.
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
Quarterly Highlights
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
During the third quarter, both long-term and short-term rates moved somewhat higher, reversing the overall trend of the first half of the year, as the market's expectations regarding a fourth quarter rate hike increased following modest improvements in economic data. In the aggregate, the 10 year U.S. Treasury rate declined 66 bps to 1.61% over the three quarters ended September 30, 2016. The 10 year U.S. swap rate declined 73 bps to 1.46% as of September 30, 2016.
In addition to absolute changes in interest rates, changes in the aggregate spread differential between the market yield on our agency MBS and the benchmark interest rates underlying our interest rate hedges is also a key driver of fluctuations in our total comprehensive income and our NAV per common share. During the first quarter, modest widening in this differential led to a 2.2% decline in our NAV per common share to $22.09 as of March 31, 2016. Conversely, a modest tightening in this spread differential during the second and third quarters helped drive a 0.6% and 3.1% increase, respectively, in our NAV per common share to $22.22 as of June 30, 2016 and $22.91 as of September 30, 2016. Taking into account quarterly dividends of $0.60, $0.60 and $0.56 per common share, our quarterly economic return was 0.4%, 3.3% and 5.6% for the first three quarters, respectively. (For the estimated impact of changes in interests rates and mortgage spreads on our net book value please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.)
Funding for agency repo was favorably impacted during the third quarter by the recent implementation of money market reform requirements, which took effect in October of 2016 and caused a sizable reallocation of assets from prime funds to U.S. Government bond money market funds. This shift of capital to U.S. Government money market funds has been supportive of repo backed by agency MBS, reducing our funding costs relative to LIBOR. As we receive a floating LIBOR rate on our pay fixed / receive floating interest rate swaps, the resultant decline in the spread between our repo borrowing costs and LIBOR has the effect of lowering our all-in cost of funds on the portion of our debt that we have hedged with pay fixed swaps.
The average projected life CPR on our portfolio increased to 10.6% as of September 30, 2016 from 8.4% as of December 31, 2015, as prepayment expectations increased consistent with the overall decline in long-term interest rates. The actual monthly CPR on our portfolio increased to annualized rate of 16% for September of 2016. Despite elevated prepayments in September, we expect actual monthly speeds to decline for the remainder of the year as a result of the seasonality of housing turnover and modestly higher primary mortgage rates.
Given our view that rates in the U.S. will remain relatively range bound, we adjusted the composition of our hedge portfolio and lowered our hedge ratio to 75% of our funding liabilities and net TBA position as of September 30, 2016, compared to 87% as of December 31, 2015. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between our assets and liabilities, inclusive of hedges, caused by an instantaneous parallel shift in interest rates, also declined from 0.8 years as of December 31, 2015 to a net duration gap of 0.3 years as of the end of the third quarter. Coupled with attractive investment opportunities in agency MBS, we also chose to increase our "at risk" leverage to an average of 7.1x during the first three quarters of the year, compared to 6.8x as of December 31, 2015 and a low of 6.1x as of June 30, 2015.

Market Information
The following table summarizes interest rates and prices of generic fixed rate agency MBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2015	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Sept. 30, 2016 vs June 30, 2016		Sept. 30, 2016 vs Dec. 31, 2015
LIBOR:
1-Month	0.19%	0.43%	0.44%	0.47%	0.53%	+0.06	bps	+0.10	bps
3-Month	0.33%	0.61%	0.63%	0.65%	0.85%	+0.20	bps	+0.24	bps
6-Month	0.53%	0.85%	0.90%	0.92%	1.24%	+0.32	bps	+0.39	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.64%	1.06%	0.73%	0.59%	0.76%	+0.17	bps	-0.30	bps
3-Year U.S. Treasury	0.92%	1.32%	0.86%	0.70%	0.87%	+0.17	bps	-0.45	bps
5-Year U.S. Treasury	1.37%	1.77%	1.22%	1.01%	1.15%	+0.14	bps	-0.62	bps
10-Year U.S. Treasury	2.06%	2.27%	1.78%	1.49%	1.61%	+0.12	bps	-0.66	bps
30-Year U.S. Treasury	2.88%	3.01%	2.62%	2.31%	2.33%	+0.02	bps	-0.68	bps
Interest Rate Swap Rate:
2-Year Swap	0.76%	1.17%	0.85%	0.74%	1.01%	+0.27	bps	-0.16	bps
3-Year Swap	0.99%	1.41%	0.96%	0.81%	1.07%	+0.26	bps	-0.34	bps
5-Year Swap	1.40%	1.73%	1.18%	0.99%	1.18%	+0.19	bps	-0.55	bps
10-Year Swap	2.01%	2.19%	1.64%	1.38%	1.46%	+0.08	bps	-0.73	bps
30-Year Swap	2.53%	2.62%	2.13%	1.84%	1.78%	-0.06	bps	-0.84	bps
30-Year Fixed Rate MBS Price:
3.0%	$101.34	$100.01	$102.59	$103.75	$103.95	+$0.20		+$3.94
3.5%	$104.31	$103.18	$104.86	$105.50	$105.53	+$0.03		+$2.35
4.0%	$106.67	$105.83	$106.86	$107.23	$107.41	+$0.18		+$1.58
4.5%	$108.41	$108.00	$108.82	$109.17	$109.52	+$0.35		+$1.52
15-Year Fixed Rate MBS Price:
2.5%	$101.94	$100.80	$102.66	$103.48	$103.56	+$0.08		+$2.76
3.0%	$104.11	$103.02	$104.47	$104.84	$104.99	+$0.15		+$1.97
3.5%	$105.61	$104.72	$105.59	$105.97	$105.41	-$0.56		+$0.69
4.0%	$104.77	$104.41	$104.31	$103.81	$103.73	-$0.08		-$0.68
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes the weighted average actual one-month annualized constant prepayment rates on our investment portfolio for the nine months ended September 30, 2016.

Annualized Monthly Constant Prepayment Rates [1]	Jan. 2016	Feb. 2016	Mar. 2016	Apr. 2016	May 2016	June 2016	July 2016	Aug. 2016	Sep. 2016
AGNC portfolio	10%	8%	9%	12%	11%	13%	14%	13%	16%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of September 30, 2016 and December 31, 2015, our investment portfolio consisted of $47.4 billion and $52.5 billion of investment securities, at fair value, respectively, and a $15.6 billion and $7.4 billion net long TBA position, at fair value, respectively. The following table is a summary of our investment portfolio as of September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016				December 31, 2015
Investment Portfolio	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate agency MBS and TBA securities:
≤ 15-year
≤ 15-year	$13,599	$13,942	3.26%	22%	$16,725	$16,865	3.25%	28%
15-year TBA securities	2,297	2,306	2.61%	4%	295	293	3.38%	1%
Total ≤ 15-year	15,896	16,248	3.17%	26%	17,020	17,158	3.25%	29%
20-year	839	881	3.49%	1%	1,061	1,088	3.48%	2%
30-year
30-year	30,205	30,788	3.68%	49%	32,790	32,570	3.70%	54%
30-year TBA securities [1]	13,243	13,280	3.32%	21%	7,135	7,150	3.34%	12%
Total 30-year	43,448	44,068	3.57%	70%	39,925	39,720	3.63%	66%
Total fixed rate agency MBS and TBA securities	60,183	61,197	3.46%	97%	58,006	57,966	3.52%	97%
Adjustable rate agency securities	401	415	2.98%	1%	484	495	3.05%	1%
CMO agency securities:
CMO	840	865	3.41%	1%	973	990	3.40%	2%
Interest-only strips	142	166	5.22%	—%	152	179	5.28%	—%
Principal-only strips	144	161	—%	—%	165	174	—%	—%
Total CMO agency securities	1,126	1,192	3.99%	2%	1,290	1,343	3.97%	2%
Total agency MBS and TBA securities	61,710	62,804	3.48%	100%	59,780	59,804	3.53%	100%
AAA non-agency securities	100	102	3.50%	—%	114	113	3.50%	—%
GSE credit risk transfer securities	36	36	4.91%	—%	—	—	—%	—%
Total investment portfolio	$61,846	$62,942	3.48%	100%	$59,894	$59,917	3.53%	100%
_______________________

1.	Includes $2.6 billion of forward purchases of agency MBS specified pools as of September 30, 2016
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of September 30, 2016 and December 31, 2015, our TBA position had a net carrying value of $46 million and $14 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying agency security.

The following tables summarize certain characteristics of our agency MBS fixed rate portfolio, inclusive of our net TBA position, as of September 30, 2016 and December 31, 2015 (dollars in millions):

	September 30, 2016
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$5,041	$5,145	$5,222	26%	101.6%	2.96%	2.05%	47	10%
3.0%	3,639	3,749	3,834	73%	102.9%	3.50%	2.19%	52	11%
3.5%	3,597	3,721	3,825	88%	103.4%	3.95%	2.49%	60	12%
4.0%	2,843	2,957	3,034	89%	104.0%	4.40%	2.67%	69	13%
4.5%	306	320	328	98%	104.5%	4.87%	3.01%	73	13%
≥ 5.0%	4	4	5	25%	103.4%	6.57%	4.58%	107	14%
Total ≤ 15-year	15,430	15,896	16,248	65%	103.0%	3.72%	2.36%	57	11%
20-year
≤ 3.0%	234	233	247	31%	99.4%	3.55%	3.12%	40	12%
3.5%	458	468	489	75%	102.1%	4.06%	2.98%	43	13%
4.0%	57	59	62	49%	103.9%	4.54%	2.91%	61	15%
4.5%	72	76	80	99%	106.3%	4.90%	2.94%	70	13%
≥ 5.0%	3	3	3	—%	105.8%	5.92%	3.33%	100	19%
Total 20-year:	824	839	881	63%	101.8%	4.03%	3.01%	46	13%
30-year:
3.0%	9,702	9,963	10,086	1%	100.6%	3.59%	2.90%	40	8%
3.5%	18,127	19,082	19,305	67%	105.3%	4.07%	2.67%	36	9%
4.0%	11,900	12,723	12,926	73%	106.9%	4.51%	2.79%	42	11%
4.5%	1,320	1,407	1,465	87%	106.3%	4.97%	3.24%	64	13%
5.0%	126	133	141	65%	106.0%	5.45%	3.66%	101	13%
≥ 5.5%	128	140	145	38%	109.1%	6.20%	3.35%	119	17%
Total 30-year	41,303	43,448	44,068	54%	105.4%	4.23%	2.76%	40	10%
Total fixed rate	$57,557	$60,183	$61,197	57%	104.6%	4.07%	2.64%	46	10%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $100,000 for 15-year and 30-year securities, respectively, as of September 30, 2016.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 113% and 135% for 15-year and 30-year securities, respectively, as of September 30, 2016. Includes $0.8 billion and $5.4 billion of 15-year and 30-year securities, respectively, with >105 LTV pools, which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of September 30, 2016.

	December 31, 2015
	Includes Net TBA Position				Excludes Net TBA Position
Agency Fixed Rate Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,162	$4,238	$4,221	47%	101.8%	2.97%	2.04%	38	8%
3.0%	4,178	4,307	4,319	73%	103.1%	3.50%	2.22%	43	9%
3.5%	4,332	4,489	4,557	88%	103.6%	3.95%	2.53%	51	10%
4.0%	3,439	3,591	3,662	89%	104.4%	4.40%	2.71%	60	11%
4.5%	372	390	394	98%	104.9%	4.87%	3.04%	64	12%
≥ 5.0%	5	5	5	28%	103.8%	6.51%	4.54%	97	13%
Total ≤ 15-year	16,488	17,020	17,158	75%	103.2%	3.71%	2.38%	48	10%
20-year
≤ 3.0%	287	285	294	28%	99.3%	3.55%	3.11%	31	8%
3.5%	600	613	628	64%	102.2%	4.05%	3.04%	33	10%
4.0%	66	69	70	48%	104.5%	4.54%	2.97%	52	11%
4.5%	84	90	92	99%	106.7%	4.90%	3.03%	61	10%
≥ 5.0%	4	4	4	—%	106.1%	5.92%	3.35%	92	18%
Total 20-year:	1,041	1,061	1,088	56%	101.9%	4.03%	3.06%	37	9%
30-year:
≤ 3.0%	6,837	6,852	6,845	2%	100.6%	3.59%	2.92%	31	6%
3.5%	16,627	17,383	17,188	51%	104.7%	4.09%	2.84%	26	7%
4.0%	12,888	13,733	13,687	57%	106.7%	4.54%	2.99%	29	8%
4.5%	1,524	1,629	1,664	87%	106.8%	4.96%	3.39%	55	9%
5.0%	148	158	163	66%	106.4%	5.45%	3.74%	92	11%
≥ 5.5%	155	170	173	38%	109.5%	6.20%	3.40%	109	16%
Total 30-year	38,179	39,925	39,720	46%	105.2%	4.27%	2.93%	30	8%
Total fixed rate	$55,708	$58,006	$57,966	55%	104.5%	4.08%	2.75%	36	8%
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
As of September 30, 2016 and December 31, 2015, the combined weighted average yield on our investment securities (excluding TBAs) was 2.68% and 2.78%, respectively.
Our pass-through agency MBS collateralized by adjustable rate mortgage loans, or ARMs, have coupons linked to various indices. As of September 30, 2016 and December 31, 2015, our ARM securities had a weighted average next reset date of 40 months and 46 months, respectively.
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

"Adjusted net interest expense" is measured as interest expense (GAAP measure) adjusted to include other interest rate swap periodic costs. "Net spread and dollar roll income" is measured as (i) net interest income (GAAP measure) adjusted to include other interest rate swap periodic costs, TBA dollar roll income, management fee income and dividends on REIT equity securities

(referred to as "adjusted net interest and dollar roll income") less (ii) total operating expenses (GAAP measure) adjusted to exclude non-recurring transaction costs (referred to as "adjusted operating expenses"). "Net spread and dollar roll income, excluding 'catch-up' premium amortization," further excludes retrospective "catch-up" adjustments to premium amortization cost or benefit due to changes in projected CPR estimates.

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

Specifically, in the case of "adjusted net interest and dollar roll income," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our statement of operations, are economically equivalent to holding and financing generic agency MBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements in such measure and in "adjusted net interest expense," which are recognized under GAAP in other gain (loss), is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and inclusion of all periodic interest rate swap settlement costs is more indicative of our total cost of funds than interest expense alone. In the case of "net spread and dollar roll income, excluding 'catch-up' premium amortization," we believe the exclusion of "catch-up" adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. We also believe the exclusion of non-recurring transactions costs reported in general, administrative and other expense under GAAP is meaningful as they represent non-recurring transaction costs associated with our acquisition of AMM and are not representative of ongoing operating costs. In the case of estimated taxable income, we believe it is meaningful information because it directly relates to the amount of dividends we are required to distribute in order to maintain our REIT qualification status.

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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2016 and December 31, 2015 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2016 and 2015 (in millions, except per share amounts):

($ in millions, except per share amounts)
Balance Sheet Data	September 30, 2016	December 31, 2015
	(unaudited)
Investment securities, at fair value	$47,356	$52,473
Total assets	$55,889	$57,021
Repurchase agreements, Federal Home Loan Bank advances and other debt	$41,199	$46,102
Total liabilities	$47,958	$49,050
Total stockholders' equity	$7,931	$7,971
Net asset value per common share as of period end [1]	$22.91	$22.59
Tangible net asset value per common share as of period end [2]	$21.23	N/A

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (unaudited)	2016	2015	2016	2015
Interest income	$315	$295	$928	$1,092
Interest expense [3]	96	77	296	244
Net interest income	219	218	632	848
Other gain (loss), net [3]	307	(817)	(940)	(1,115)
Operating Expenses	15	34	88	106
Net income (loss)	511	(633)	(396)	(373)
Dividend on preferred stock	7	7	21	21
Net income (loss) available (attributable) to common stockholders	$504	$(640)	$(417)	$(394)

Net income (loss)	$511	$(633)	$(396)	$(373)
Other comprehensive income (loss) [3]	(90)	491	1,076	65
Comprehensive income (loss)	421	(142)	680	(308)
Dividend on preferred stock	7	7	21	21
Comprehensive income (loss) available (attributable) to common stockholders	$414	$(149)	$659	$(329)

Weighted average number of common shares outstanding - basic and diluted	331.0	347.8	332.1	350.9
Net income (loss) per common share - basic and diluted	$1.52	$(1.84)	$(1.26)	$(1.12)
Comprehensive income (loss) per common share - basic and diluted	$1.25	$(0.43)	$1.98	$(0.94)
Dividends declared per common share	$0.56	$0.60	$1.76	$1.88

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (unaudited)	2016	2015	2016	2015
Average investment securities - at par	$46,372	$46,610	$48,201	$52,381
Average investment securities - at cost	$48,548	$48,711	$50,388	$54,682
Average net TBA portfolio - at cost	$10,748	$9,434	$9,050	$7,464
Average total assets - at fair value	$57,088	$54,353	$57,361	$61,439
Average mortgage borrowings outstanding [4]	$44,401	$43,308	$45,753	$49,188
Average stockholders' equity [5]	$7,803	$8,603	$7,785	$9,037
Average coupon [6]	3.65%	3.62%	3.64%	3.62%
Average asset yield [7]	2.60%	2.42%	2.46%	2.66%
Average cost of funds [8]	(1.32)%	(1.70)%	(1.47)%	(1.45)%
Average net interest rate spread	1.28%	0.72%	0.99%	1.21%
Average net interest rate spread, including TBA dollar roll income [9]	1.42%	1.14%	1.18%	1.48%
Average coupon (as of period end)	3.64%	3.61%	3.64%	3.61%
Average asset yield (as of period end)	2.68%	2.76%	2.68%	2.76%
Average cost of funds (as of period end) [10]	(1.30)%	(1.64)%	(1.30)%	(1.64)%
Average net interest rate spread (as of period end)	1.38%	1.12%	1.38%	1.12%
Net comprehensive income return on average common equity - annualized [11]	22.0%	(7.1)%	11.8%	(5.1)%
Economic return on common equity [12]	22.4%	(6.6)%	12.3%	(4.4)%
Average "at risk" leverage [13]	7.1:1	6.2:1	7.1:1	6.3:1
Average tangible net book value "at risk" leverage [15]	7.6:1	N/A	7.3:1	N/A
"At risk" leverage (as of period end) [14]	7.2:1	6.8:1	7.2:1	6.8:1
Tangible net book value "at risk" leverage (as of period end) [15]	7.7:1	N/A	7.7:1	N/A
Expenses % of average total assets	0.10%	0.25%	0.20%	0.23%
Expenses % of average assets, including average net TBA position	0.09%	0.21%	0.18%	0.21%
Expenses % of average stockholders' equity	0.76%	1.57%	1.51%	1.57%

_______________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records. All percentages are annualized.
N/A - Not applicable

1.
Net asset value per common share is calculated as our total stockholders' equity, less our Series A and Series B Preferred Stock aggregate liquidation preference, divided by our number of common shares outstanding as of period end.

2.	Tangible net asset value per common share excludes goodwill and other intangible assets, net.

3.
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

10.
Average cost of funds as of period end includes mortgage borrowings outstanding and interest rate swap hedges. Amount excludes costs associated with other supplemental hedges such as swaptions, U.S. Treasuries and TBA positions.

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

13.
Average "at risk" leverage is calculated by dividing the sum of our daily weighted average mortgage borrowings outstanding and our weighted average net TBA dollar position (at cost) for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

14.
"At risk" leverage as of period end is calculated by dividing the sum of our mortgage borrowings outstanding, our receivable / payable for unsettled investment securities and our net TBA dollar roll position outstanding as of period end (at cost) by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

15.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage, with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$425	3.65%	$423	3.62%	$1,322	3.64%	$1,422	3.62%
Net premium amortization	(110)	(1.05)%	(128)	(1.20)%	(394)	(1.18)%	(330)	(0.96)%
Interest income	$315	2.60%	$295	2.42%	$928	2.46%	$1,092	2.66%
Weighted average actual portfolio CPR for securities held during the period	14%		12%		12%		11%
Weighted average projected CPR for the remaining life of securities held as of period end	11%		8%		11%		9%
Average 30-year fixed rate mortgage rate as of period end [1]	3.42%		3.85%		3.42%		3.85%
10-year U.S. Treasury rate as of period end	1.61%		2.06%		1.61%		2.06%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements for the three and nine months ended September 30, 2016 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Periods Ended September 30, 2016 vs. September 30, 2015
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended	$20	$(1)	$21
Nine months ended	$(164)	$(86)	$(78)

The size of our average investment portfolio decreased in par value, compared to the prior year period, by 1% and 8% for the three and nine months ended September 30, 2016, respectively. The decline was largely due to a relative shift from investments recognized as securities on our consolidated financial statements to investments in TBA securities recognized as derivative assets / liabilities on our consolidated financial statements. The size of our investment portfolio was also impacted by share repurchase activity and changes in our "at risk" leverage ratio (see "Leverage" below).
Our average asset yield differed from the prior year period largely due to fluctuations in "catch-up" premium amortization cost recognized due to changes in our projected CPR estimates. We recognized "catch-up" premium amortization cost of $8 million and $95 million for the three and nine months ended September 30, 2016, respectively, compared to a cost of $33 million and $15 million for the prior year period, respectively. Excluding "catch-up" premium amortization cost, our average asset yield was 2.66% and 2.70% for the three and nine months ended September 30, 2016, respectively, largely unchanged from 2.69% and 2.70%, respectively, for the prior year period.

Leverage
Our primary measures of leverage are our "at risk" leverage and our tangible net book value "at risk" leverage ratio. "At risk" leverage is measured as the sum of our mortgage borrowings (consisting of repurchase agreements used to fund our investment securities ("agency repo"), FHLB advances and debt of consolidated VIEs), net TBA position (at cost) and our net receivable / payable for unsettled investment securities divided by the sum of our total stockholders' equity less the fair value of our investments in REIT equity securities. Tangible net book value "at risk" leverage includes adjustments to exclude goodwill and other intangible assets, net of accumulated amortization, related to our acquisition of AMM from stockholders' equity.
We include our net TBA position in our measures of leverage because a long TBA position carries similar risks as if we had purchased the underlying MBS assets and funded the purchases with on-balance sheet funding liabilities. Similarly, a short TBA position has substantially the same effect as selling the underlying MBS assets and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") are excluded from our measures of leverage due to the temporary and highly liquid nature of these investments.
Our total "at risk" leverage was 7.2x and 6.8x our stockholders' equity as of September 30, 2016 and December 31, 2015, respectively. Our tangible net book value "at risk" leverage was 7.7x our tangible stockholders' equity as of September 30, 2016. The table below presents our average and quarter-end mortgage borrowings, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long / (Short) [2]		Average Total "At Risk" Leverage during the Period [3]	Tangible Net Book Value Average Total "At Risk" Leverage during the Period [4]	"At Risk" Leverage as of Period End [5]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2016	$44,401	$46,555	$41,154	$10,748	$15,540	7.1:1	7.6:1	7.2:1	7.7:1
June 30, 2016	$46,948	$48,875	$45,502	$8,238	$6,975	7.2:1	N/A	7.2:1	N/A
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	7.0:1	N/A	7.3:1	N/A
December 31, 2015	$47,018	$50,078	$46,077	$7,796	$7,430	6.8:1	N/A	6.8:1	N/A
September 30, 2015	$43,308	$46,049	$44,683	$9,434	$7,265	6.2:1	N/A	6.8:1	N/A
June 30, 2015	$50,410	$55,097	$45,860	$5,973	$7,104	6.2:1	N/A	6.1:1	N/A
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	6.5:1	N/A	6.4:1	N/A
_______________________

1.	Mortgage borrowings includes agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average "at risk" leverage during the period was calculated by dividing the sum of our daily weighted average mortgage borrowings outstanding and our daily weighted average net TBA position (at cost) during the period by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

4.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

5.
"At risk" leverage as of period end was calculated by dividing the sum of the amount of mortgage borrowings outstanding, net payables and receivables for unsettled agency securities and the cost basis (or contract price) of our net TBA position by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

Interest Expense and Cost of Funds

Our interest expense is comprised of interest expense on our mortgage borrowings and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Our mortgage borrowings primarily consist of repurchase agreements used to finance our agency MBS. Upon our election to discontinue hedge accounting under GAAP as of September 30, 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and is being reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap through October 2016.
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our mortgage borrowings outstanding, includes periodic interest costs on our interest rate swaps reported in gain/loss on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees, forward starting swaps and costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury positions. Our cost of funds also does not include the implied financing cost/benefit of our net TBA dollar roll position, but includes interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, our cost of funds measured as a percentage of our outstanding mortgage borrowings is higher than if we allocated a portion of our swap hedge costs to our TBA dollar roll funded assets.

Our average cost of funds declined to 1.32% of our average mortgage borrowings outstanding for the three months ended September 30, 2016, compared to 1.70% for the prior year period, while our average cost of funds for the nine months ended September 30, 2016 was 1.47%, compared to 1.45% for the prior year period. The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2016		2015		2016		2015
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Interest expense on mortgage borrowings	$89	0.80%	$53	0.49%	$258	0.75%	$165	0.45%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	7	0.06%	24	0.22%	38	0.11%	79	0.21%
Total interest expense	96	0.86%	77	0.71%	296	0.86%	244	0.66%
Other periodic interest costs of interest rate swaps, net	51	0.47%	107	0.99%	209	0.60%	290	0.79%
Total adjusted net interest expense and cost of funds	$147	1.32%	$184	1.70%	$505	1.47%	$534	1.45%
 _______________________

1.	Percent of our average mortgage borrowings outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our average mortgage borrowings outstanding during the period, the size of our average interest rate swap balance outstanding (excluding forward starting swaps), the average interest rate on our borrowings and the average net pay rate on our pay-fixed receive-floating interest rate swaps. The following is a summary of the estimated impact of the principal elements impacting the increase in our adjusted net interest expense for the three and nine months ended September 30, 2016, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Periods Ended September 30, 2016 and September 30, 2015
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Interest expense on mortgage borrowings	$36	$1	$35
Periodic interest rate swap costs [1]	(73)	(17)	(56)
Total change in adjusted net interest expense	$(37)	$(16)	$(21)

Nine months ended:
Interest expense on mortgage borrowings	$93	$(11)	$104
Periodic interest rate swap costs [1]	(122)	(13)	(109)
Total change in adjusted net interest expense	$(29)	$(24)	$(5)
_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The average interest rate on our borrowings increased for the current year periods largely due to the Fed Funds rate increase in December of 2015. The size of our average borrowings outstanding increased 3% for the current three month period and decreased 7% for the current nine month period due to shifts in asset composition, adjustments to our leverage ratios and share repurchases. The size of our interest rate swap portfolio in absolute dollar terms decreased during the current year periods due to changes in the size and composition of our mortgage borrowings and net TBA position outstanding and hedge repositioning. The decline in the average net pay rate on our pay-fixed receive-floating interest rate swaps was a function of both a lower average pay-fixed rate and a higher average receive-floating rate.

The table below presents a summary of our average mortgage borrowings and our average interest rates swaps outstanding, excluding forward starting swaps, for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2016	2015	2016	2015
Average mortgage borrowings	$44,401	$43,308	$45,753	$49,188
Average notional amount of interest rate swaps (excluding forward starting swaps)	$31,839	$36,615	$33,790	$35,057
Average ratio of interest rate swaps to mortgage borrowings	72%	85%	74%	71%

Weighted average pay rate on interest rate swaps	1.45%	1.72%	1.60%	1.67%
Weighted average receive rate on interest rate swaps	(0.73)%	(0.30)%	(0.63)%	(0.26)%
Weighted average net pay rate on interest rate swaps	0.72%	1.42%	0.97%	1.41%

For the three and nine months ended September 30, 2016, we had an average balance of $4.4 billion and $5.8 billion, respectively, of forward starting interest rate swaps outstanding, compared to $9.1 billion and $10.8 billion, respectively, for the prior year period. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest rate swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve.
Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 66% and 72% for the three and nine months ended September 30, 2016, compared to 87% and 81%, respectively, for the prior year period.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps Outstanding (Including Forward Starting Swaps) to Mortgage Borrowings and Net TBA Position	2016	2015	2016	2015
Average mortgage borrowings	$44,401	$43,308	$45,753	$49,188
Average net TBA position - at cost	10,748	9,434	9,050	7,464
Total average mortgage borrowings and net TBA position	$55,149	$52,742	$54,803	$56,652
Average notional amount of interest rate swaps (including of forward starting swaps)	$36,270	$45,686	$39,575	$45,863
Average ratio of interest rate swaps to mortgage borrowings and net TBA position	66%	87%	72%	81%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for the three and nine months ended September 30, 2016 and 2015 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net interest income	$219	$218	$632	$848
Other periodic interest costs of interest rate swaps, net [1]	(51)	(107)	(209)	(290)
TBA dollar roll income [1]	54	73	148	184
Management fee income	4	—	4	—
Dividend from REIT equity securities [1]	—	1	2	5
Adjusted net interest and dollar roll income	226	185	577	747
Operating expenses:
Total operating expenses	15	34	88	106
Non-recurring transaction costs	—	—	(9)	—
Adjusted operating expenses	15	34	79	106
Net spread and dollar roll income	211	151	498	641
Dividend on preferred stock	7	7	21	21
Net spread and dollar roll income available to common stockholders	204	144	477	620
Estimated "catch-up" premium amortization cost due to change in CPR forecast	8	33	95	15
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$212	$177	$572	$635

Weighted average number of common shares outstanding - basic and diluted	331.0	347.8	332.1	350.9
Net spread and dollar roll income per common share - basic and diluted	$0.62	$0.41	$1.44	$1.77
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.64	$0.51	$1.72	$1.81
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three months ended September 30, 2016 increased to $0.64 from $0.51 per common share for the prior year period, driven by higher "at risk" leverage, lower total cost of funds and lower operating costs. Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the nine months September 30, 2016 decreased to $1.72 from $1.81 per common share for the prior year period, largely due to higher repo costs and a decline in TBA dollar roll income relative to our average TBA position, partially offset by higher "at risk" leverage and lower operating costs.
Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds inclusive of TBAs), excluding catch-up premium amortization cost, was 1.47% and 1.39% for the three and nine months ended September 30, 2016, compared to 1.37% and 1.52% for the prior year period. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.42% and 1.18% for the three and nine months ended September 30, 2016, compared to 1.14% and 1.48%, respectively, for the prior year period.

Gain (Loss) on Sale of Mortgage-Backed Securities, Net
The following table is a summary of our net gain (loss) on sale of MBS for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
MBS sold, at cost	$(6,123)	$(4,575)	$(17,146)	$(22,548)
Proceeds from MBS sold [1]	6,184	4,536	17,260	22,523
Net gain (loss) on sale of MBS	$61	$(39)	$114	$(25)

Gross gain on sale of MBS	$62	$2	$122	$81
Gross loss on sale of MBS	(1)	(41)	(8)	(106)
Net gain (loss) on sale of MBS	$61	$(39)	$114	$(25)
 _______________________

1.	Proceeds include cash received during the period, plus receivable for MBS sold during the period as of period end.

Asset sales primarily resulted from leverage adjustments and portfolio repositioning.

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Periodic interest costs of interest rate swaps, net	$(51)	$(107)	$(209)	$(290)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	54	73	148	184
TBA securities - mark-to-market net gain (loss)	63	(26)	210	224
Payer swaptions	(10)	(40)	(30)	(52)
Receiver swaptions	—	—	—	15
U.S. Treasury securities - long position	1	12	7	(35)
U.S. Treasury securities - short position	(11)	(5)	(64)	(70)
U.S. Treasury futures - short position	(43)	(10)	(102)	(24)
Interest rate swap termination fees	(299)	(2)	(865)	(164)
REIT equity securities	(1)	—	(1)	4
Other	(1)	(1)	7	—
Total realized gain (loss) on derivative instruments and other securities, net	(247)	1	(690)	82
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(50)	166	33	(71)
Interest rate swaps	503	(857)	(134)	(824)
Payer swaptions	9	17	18	25
Receiver swaptions	—	—	—	(11)
Interest and principal-only strips	(6)	10	5	14
U.S. Treasury securities - long position	—	17	—	—
U.S. Treasury securities - short position	25	(20)	(78)	(19)
U.S. Treasury futures - short position	58	(13)	(4)	(4)
Debt of consolidated VIEs	(2)	7	(8)	16
REIT equity securities	2	—	9	(8)
Other	1	1	—	—
Total unrealized gain (loss) on derivative instruments and other securities, net	540	(672)	(159)	(882)
Total gain (loss) on derivative instruments and other securities, net	$242	$(778)	$(1,058)	$(1,090)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.

Operating Expenses
Prior to our acquisition of AMM and related management internalization on July 1, 2016, we paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There was no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $52 million for the six months ended June 30, 2016 and $29 million and $88 million for the three and nine months ended September 30, 2015, respectively. Following our management internalization, we no longer incur a management fee, but we incur expenses associated with an internally managed organization, including compensation expense previously borne by our Manager. For the three months ended September 30, 2016, we had compensation and benefits expense of $9 million, consisting of base salary, bonus accruals and benefits expense. As of September 30, 2016, we had not granted stock-based long-term incentive compensation awards to our employees, and, as a result, third quarter compensation and benefits expense does not include long-term compensation expense for our employees. On November 4, 2016, we filed a proxy statement soliciting stockholder approval for our 2016 equity plan, and we intend to make grants thereunder to both attract, motivate and retain high quality employees and directors and align our employees and directors with the interests of our stockholders. We would expect these grants to, in turn, be recognized as compensation and benefits expense in subsequent periods.

Other operating expenses were $6 million and $5 million for the three months ended September 30, 2016 and 2015, respectively, and $27 million and $18 million for the nine months ended September 30, 2016 and 2015, respectively. Other operating expenses primarily consist of prime broker fees, amortization of intangible assets associated with our acquisition of AMM, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expenses. For the nine months ended September 30, 2016, our other operating expenses included $9 million of non-recurring transaction costs associated with our acquisition of AMM.
Our total annualized operating expense as a percentage of our average stockholders' equity was 0.76% and 1.57% for the three months ended September 30, 2016 and 2015, respectively, and 1.51% and 1.57% for the nine months ended September 30, 2016 and 2015, respectively. Excluding non-recurring transaction costs, our total annualized operating expense as a percentage of our average stockholders' equity was 1.35% for the nine months ended September 30, 2016.

Dividends and Income Taxes
For the three months ended September 30, 2016 and 2015, we had estimated taxable income available to common stockholders of $63 million and $59 million (or $0.19 and $0.17 per common share), respectively, and for the nine months ended September 30, 2016 and 2015, we had estimated taxable income available to common stockholders of $210 million and $340 million (or $0.63 and $0.97 per common share), respectively.
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
The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2016 and 2015 (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Net income (loss)	$511	$(633)	$(396)	$(373)
Estimated book to tax differences:
Premium amortization, net	(15)	15	60	(14)
Realized gain/loss, net	249	12	733	(140)
Net capital loss/(utilization of net capital loss carryforward)	(127)	—	(325)	6
Unrealized gain/loss, net	(540)	672	158	882
Other	(8)	—	1	—
Total book to tax differences	(441)	699	627	734
Estimated REIT taxable income	70	66	231	361
Dividend on preferred stock	7	7	21	21
Estimated REIT taxable income available to common stockholders	$63	$59	$210	$340
Weighted average number of common shares outstanding - basic and diluted	331.0	347.8	332.1	350.9
Estimated REIT taxable income per common share - basic and diluted	$0.19	$0.17	$0.63	$0.97

Beginning cumulative non-deductible net capital loss	$486	$767	$684	$761
Utilization of net capital loss carryforward	(127)	—	(325)	6
Ending cumulative non-deductible net capital loss	$359	$767	$359	$767
Ending cumulative non-deductible net capital loss per ending common share	$1.08	$2.21	$1.08	$2.21
As of September 30, 2016, we had $0.4 billion (or $1.08 per common share) of net capital loss carryforwards, which can be carried forward and applied against future net capital gains through fiscal year 2018.

The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during the nine months ended September 30, 2016 and 2015:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
September 30, 2016	$0.50000	$0.484375	$0.56
June 30, 2016	$0.50000	$0.484375	$0.60
March 31, 2016	$0.50000	$0.484375	$0.60
Total	$1.50000	$1.453125	$1.76

September 30, 2015	$0.50000	$0.484375	$0.60
June 30, 2015	$0.50000	$0.484375	$0.62
March 31, 2015	$0.50000	$0.484375	$0.66
Total	$1.50000	$1.453125	$1.88
The tax characterization of our fiscal year 2016 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.

Other Comprehensive Income (Loss)
The following table summarizes the components of our other comprehensive income (loss) for the three and nine months ended September 30, 2016 and 2015 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2016	2015	2016	2015
Unrealized gain (loss) on available-for-sale securities, net:
Unrealized gain (loss), net	$(36)	$428	$1,152	$(39)
Reversal of prior period unrealized (gain) loss, net, upon realization	(61)	39	(114)	25
Unrealized gain (loss) on available-for-sale securities, net:	(97)	467	1,038	(14)
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	7	24	38	79
Total other comprehensive income (loss)	$(90)	$491	$1,076	$65

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, asset sales, receipts of monthly principal and interest payments on our investment portfolio and equity offerings. We also enter into TBA contracts as a means of acquiring or disposing of agency securities and utilize TBA dollar roll transactions to finance agency MBS purchases. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. Our leverage may vary periodically depending on market conditions and our assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
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
Debt Capital
As of September 30, 2016 and December 31, 2015, our mortgage borrowings and net TBA position consisted of the following ($ in millions):

	September 30, 2016		December 31, 2015
Mortgage Funding [1,2]	Amount	%	Amount	%
Repurchase agreements used to fund agency MBS	$37,623	66%	$41,729	78%
FHLB advances	3,037	5%	3,753	7%
Debt of consolidated variable interest entities, at fair value	494	1%	595	1%
Total mortgage borrowings	41,154	73%	46,077	86%
Net TBA position, at cost	15,540	27%	7,430	14%
Total mortgage funding	$56,694	100%	$53,507	100%
______________________
1. Excludes repurchase agreements used to fund U.S. Treasury securities of $45 million and $25 million as of September 30, 2016 and December 31, 2015, respectively.
2. Excludes net payable for unsettled purchases and sales of investment securities of $23 million and $182 million as of September 30, 2016 and December 31, 2015, respectively.
Our "at risk" leverage ratio was 7.2x as of September 30, 2016, compared to 6.8x as of December 31, 2015, measured as the sum of our total mortgage borrowings, net TBA position (at cost) and net payable for unsettled investment securities divided by the sum of our total stockholders' equity less our investments in REIT equity securities. Our tangible net book value "at risk" leverage was 7.7x our tangible stockholders' equity as of September 30, 2016.
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
As of September 30, 2016 , we had $37.6 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average cost of funds of 0.83% and a weighted average remaining days-to-maturity of 199 days, compared $41.7 billion, 0.61% and 173 days, respectively, as of December 31, 2015.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2016, we had master repurchase agreements with 38 financial institutions located throughout North America, Europe and Asia. As of September 30, 2016, less than 5% of our stockholders' equity was at risk with any one repo counterparty, with the top five repo counterparties representing less than 12% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of September 30,

2016. For further details regarding our borrowings under repurchase agreements and concentration of credit risk as of September 30, 2016, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q.

	September 30, 2016
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	20	63%
Europe	13	25%
Asia	5	12%
	38	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2016, haircuts on our pledged collateral remained stable and, as of September 30, 2016, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of September 30, 2016, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.3 billion and unpledged securities of approximately $2.2 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
Our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"), formed in 2015, became operational and received final membership approval to the Fixed Income Clearing Corporation ("FICC") during the third quarter of 2016, thereby providing us with access to additional repurchase agreement funding capabilities in the wholesale market. As of September 30, 2016, we had entered into $1.2 billion of repurchase agreement funding through BES and expect to continue to expand our financing activity through BES over the next several quarters.
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
Similar to repurchase agreements, our use of derivatives exposes us to counterparty credit risk relating to potential losses that could be recognized in the event that our counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared interest rate swaps, as of September 30, 2016, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared interest rate swap contracts, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchange's initial and daily mark to market margin requirements and a clearinghouse guarantee fund and other resources that are available in the event of a clearing member default.
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts. (See Notes 3 and 6 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q).

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2016, we had a net long TBA position with a total market value and a total cost basis of $15.6 billion and $15.5 billion, respectively, and a net carrying value of $46 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Quarterly Report on Form 10-Q.

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
Federal Home Loan Bank Membership

In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was approved as a member of the FHLB of Des Moines. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans, called "advances." In January 2016, the FHFA released its final rule on changes to regulations concerning FHLB membership criteria. The final rule terminates OGI's FHLB membership and requires repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule (February 2017). As of September 30, 2016, we had $3.0 billion of FHLB advances outstanding with a weighted average interest rate of 0.63% and a weighted average remaining days to maturity of 123 days up to February 2017. Termination of our FHLB membership could negatively impact our liquidity position; however, since FHLB advances do not represent our primary source of funding, we believe that we will have adequate alternative sources of funding upon such termination.

FHLB members may use a variety of real estate related assets, including agency MBS and non-agency securities, as collateral for advances. The ability to borrow from the FHLB during the duration of our FHLB membership is subject to our subsidiary's continued creditworthiness, pledging of sufficient eligible collateral to secure advances, and compliance with certain agreements with the FHLB. FHLB advances typically require higher effective "haircuts" than those required under our current repurchase agreements due to the combination of slightly higher haircuts implemented by the FHLB of Des Moines and the requirement to acquire activity-based stock in the FHLB concurrent with such borrowings. The FHLBs also determine the fair value of the securities pledged as collateral and retain the right to adjust collateral haircuts over the term of the secured borrowings.

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of September 30, 2016, approximately 86% of our fixed rate agency MBS portfolio was eligible for TBA delivery.
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
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provided for stock repurchases, which, as amended, authorized repurchases of our common stock up to $2 billion through December 31, 2016. As of September 30, 2016, the total remaining amount authorized for repurchases of our common stock was $0.6 billion. In October 2016, our Board of Directors terminated our existing stock repurchase program and replaced it with a new stock repurchase authorization. Under the new stock repurchase program, we are authorized to repurchase up to $1 billion of our outstanding shares of common stock through December 31, 2017. (See Note 9 to our Consolidated Financial Statements in this Quarterly Report on Form 10-Q for additional details). During the nine months ended September 30, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89 per share, including expenses, totaling $116 million.

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Further, as of September 30, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our net asset value as of September 30, 2016 and December 31, 2015 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2016 and December 31, 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of September 30, 2016
-100 Basis Points	-21.0%	-0.6%	-5.3%
-50 Basis Points	-5.8%	-0.1%	-0.8%
+50 Basis Points	+3.7%	-0.4%	-3.4%
+100 Basis Points	+4.9%	-1.3%	-10.5%

As of December 31, 2015
-100 Basis Points	-17.3%	-0.4%	-2.8%
-50 Basis Points	-4.2%	+0.1%	+0.6%
+50 Basis Points	+2.0%	-0.5%	-3.7%
+100 Basis Points	+2.5%	-1.2%	-9.4%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 11% and 8% as of September 30, 2016 and December 31, 2015, respectively. As of September 30, 2016, rate shock scenarios assume a forecasted CPR of 16%, 13%, 9% and 8% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2015, rate shock scenarios assume a forecasted CPR of 12%, 10%, 8% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of September 30, 2016 and December 31, 2015 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.5 years and 5.2 years as of September 30, 2016 and December 31, 2015, respectively, based on interest rates and MBS prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency MBS Portfolio [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of September 30, 2016
-25 Basis Points	+1.1%	+9.3%
-10 Basis Points	+0.5%	+3.7%
+10 Basis Points	-0.5%	-3.7%
+25 Basis Points	-1.1%	-9.3%

As of December 31, 2015
-25 Basis Points	+1.3%	+10.2%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.2%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements, FHLB advances and other short-term funding agreements.  As of September 30, 2016, we had unrestricted cash and cash equivalents of $1.3 billion and unpledged securities of approximately $2.2 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll such funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Credit Risk
We are exposed to credit risk related to our CRT and non-agency investments, certain derivative transactions, and our collateral held by funding and derivative counterparties. We accept credit exposure at levels we deem prudent as an integral part of our investment and hedging strategy. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we intend to vary the percentage mix of our investments in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio. Our credit risk related to certain derivative transactions is largely mitigated through daily adjustments to collateral pledged based on changes in market value and we limit our counterparties to major financial institutions with acceptable credit ratings. There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or if economic conditions worsen.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting. As previously disclosed, we completed the acquisition of AMM on July 1, 2016.  Where appropriate, we are reviewing related internal controls and making changes to align and integrate AMM into our financial control environment. This initiative is being done as a part of our integration plan and is not in response to any identified deficiency or weakness in the Company’s or AMM’s internal control over financial reporting.

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

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.

Item 5. Other Information

None.

Item 6.     Exhibits and Financial Statement Schedules
(a)    Exhibit Index

Exhibit No.	Description

3.1	AGNC Investment Corp. Amended and Restated Certificate of Incorporation, effective September 30, 2016, filed herewith.

3.2	AGNC Investment Corp. Third Amended and Restated Bylaws, effective September 30, 2016, filed herewith.

*3.3	Certificate of Designations of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed April 3, 2012.

*3.4	Certificate of Designations of 7.750% Series B Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-34057), filed May 7, 2014.

4.1	Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, filed herewith.

4.2	Instruments defining the rights of holders of securities: See Article VI of our Third Amended and Restated Bylaws, filed herewith.

4.3	Form of Certificate for Common Stock, filed herewith.

*4.4	Specimen 8.000% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-K (File No. 001-34057), filed April 3, 2012.

*4.5	Specimen 7.750% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed May 7, 2014.

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

*10.2
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

*10.4
Letter Agreement, dated December 1, 2015, as amended on July 1, 2016, by and between American Capital Mortgage Management, LLC and Bernice E. Bell, incorporated herein by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed July 8, 2016.

*10.5
Retention Bonus Grant Letter, dated July 1, 2016, by and between American Capital Mortgage Management, LLC and Bernice E. Bell, incorporated herein by reference to Exhibit 10.5 of Form 8-K (File No. 001-34057), filed July 8, 2016.

*10.6
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER FEDERICO
Peter Federico Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Date:	November 7, 2016

/s/ GARY KAIN
Gary Kain Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)
Date:	November 7, 2016