Form 10-K
period 2016-12-31
AGNC Investment Corp.
filed 2017-02-27
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2016
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
Large accelerated filer     ☒                    Accelerated filer    ☐
     Non-accelerated filer   ☐ (Do not check if a smaller reporting company)    Smaller Reporting Company    ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).   Yes ☐  No ☒
As of June 30, 2016, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $5.5 billion based upon the closing price of the Registrant's common stock of $19.82 per share as reported on The NASDAQ Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock outstanding as of January 31, 2017 was 331,046,077.
DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2017 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AGNC INVESTMENT CORP.

PART I.

Item 1. Business
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
We earn income primarily from investing in Agency residential mortgage-backed securities on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other types of mortgage and mortgage-related residential and commercial mortgage-backed securities where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency.
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividend distributions and net asset value (also referred to as "net book value," "NAV" and "stockholders' equity") accretion. We fund our investments primarily through short-term borrowings structured as repurchase agreements.
Investment Strategy
Our investment strategy is designed to:

•	generate attractive risk-adjusted returns for our stockholders comprised of monthly dividend distributions and NAV accretion;

•	manage an investment portfolio consisting primarily of Agency securities;

•	invest a subset of the portfolio in mortgage credit risk oriented assets;

•	capitalize on discrepancies in the relative valuations in the Agency and non-Agency securities market;

•	manage financing, interest rate, prepayment, extension and credit risks;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
 Targeted Investments
Agency Securities

•
Agency Residential Mortgage-Backed Securities ("Agency RMBS"). Our primary investments consist of Agency pass-through certificates representing interests in "pools" of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans that underlie the securities, which are guaranteed by a GSE to holders of the securities, are in effect "passed through," net of fees paid to the issuer/guarantor and servicers of the securities, to the holders of the securities. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the holders of the securities. Holders of the securities also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. We also invest in Agency collateralized mortgage obligations ("CMOs"), which are structured instruments representing interests in Agency residential pass-through certificates, and interest-only, inverse interest-only and principal-only securities, which represent the right to receive a specified proportion of the contractual interest or principal flows of specific Agency CMO securities.

•
To-Be-Announced Forward Contracts ("TBAs"). TBAs are forward contracts to purchase or sell Agency RMBS. TBA contracts specify the coupon rate, issuer, term and face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.

Non-Agency Securities

•
Credit Risk Transfer Securities ("CRT"). CRT securities are risk sharing instruments that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third parties to private investors, such as us. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or other third party; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on the related pool of loans exceed certain thresholds. By reducing the amount that issuers are obligated to repay to holders of CRT securities, the issuers of CRT securities are able to offset credit losses on the related pool of loans.

•
Non-Agency Residential Mortgage-Backed Securities ("Non-Agency RMBS"). Non-Agency RMBS are securities backed by residential mortgages, for which payment of principal and interest is not guaranteed by a GSE or government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of RMBS. Non-Agency RMBS are often referred to as private label RMBS. Non-Agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. We may purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on non-Agency securities where the underlying mortgages are secured by residential properties within the United States. Residential non-Agency securities are backed by residential mortgages that can be comprised of prime mortgage or nonprime mortgage loans. We may also purchase Agency or non-Agency multifamily securities where the collateral backing the securitization consists in whole or in part of loans to properties housing multiple tenants.

•
Commercial Mortgage-Backed Securities ("CMBS"). CMBS are securities that are structured utilizing collateral pools comprised of commercial mortgage loans. CMBS can be structured as pass-through securities, where the cash flows generated by the collateral pool are passed on pro rata to investors after netting servicer or other fees, or where cash flows are distributed to numerous classes of securities following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities, and we intend to focus on CMBS where the underlying collateral is secured by commercial properties located within the United States.

 Active Portfolio Management Strategy
We employ an active management strategy designed to achieve our principal objectives of generating attractive risk-adjusted returns and managing our net asset value within reasonable bands. We invest in securities based on our assessment of the relative risk-return profile of the securities and our ability to effectively hedge a portion of the securities' exposure to market risks. The composition of our portfolio and strategies that we use will vary based on our view of prevailing market conditions and the availability of suitable investment, hedging and funding opportunities. We may experience investment gains or losses when we sell securities that we believe no longer provide attractive risk-adjusted returns or when we believe more attractive alternatives are available elsewhere in the mortgage or mortgage-related securities market, or when we believe it is prudent to reduce aggregate exposure or a particular type of risk embedded in the portfolio. We may also experience gains or losses as a result of our hedging strategies or due to credit losses on our non-Agency securities.
 Financing Strategy
 As part of our investment strategy, we leverage our investment portfolio to increase potential returns to our stockholders. Our primary source of financing is through repurchase agreements. A repurchase agreement transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our borrowings pursuant to these repurchase transactions generally have maturities ranging from 30 days to one year, but may have maturities less than 30 days or up to five or more years. Under our repurchase agreements, our financing rate typically tracks short term rates such as one, three or six month London Interbank Offered Rate ("LIBOR"), plus or minus a fixed spread.
Our leverage varies depending on market conditions, our assessment of risk and returns and our ability to continue to borrow funds sufficient to fund acquisitions of mortgage securities. We generally expect our leverage to be within six to eleven times the amount of our tangible stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
We seek to diversify our funding exposure by entering into repurchase agreements with multiple counterparties. We had master repurchase agreements with 38 financial institutions as of December 31, 2016. The terms of our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement. Typical supplemental terms and conditions include changes to the margin maintenance requirements, purchase price maintenance requirements, requirements that all controversies related to the repurchase agreement be litigated in a particular jurisdiction and cross default provisions. These provisions may differ for each lender and certain of these terms may not be determined until we engage in a specific repurchase transaction.
We may also obtain other sources of financing depending on market conditions. We may finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position out to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. In such transactions, the TBA contract purchased for a forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance sheet and off-balance sheet financing.
During 2015, we formed a wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES became operational and received final membership approval to the Fixed Income Clearing Corporation ("FICC") during the third quarter of 2016. BES has direct access to bilateral and triparty funding as a Financial Industry Regulatory Authority ("FINRA") member broker-dealer. As an eligible institution, BES also raises funds through the General Collateral Finance Repo service offered by the FICC, with the FICC acting as the central counterparty, and thus provides us greater depth and diversity of repurchase agreement funding while also lowering our funding cost and limiting our counterparty exposure.
Risk Management Strategy
We use a variety of strategies to reduce our exposure to market risks, including interest rate, prepayment, extension and credit risks. Our investment strategies take into account our assessment of these risks, the cost of the hedging transactions and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net asset value from "spread risk" (also referred to as "basis risk"), which is the risk that the yield differential between our investments and our hedges fluctuates. In addition, while we use interest rate swaps and other supplemental hedges to attempt to protect our net asset value against moves in interest rates, we may not hedge certain interest rate, prepayment or extension risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge a portion of our exposure to interest rate mismatches between the interest we earn on our longer term investments and the interest we pay on our shorter term borrowings. Because a majority of our funding is in the form of repurchase agreements, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Because our investments are assets that primarily have fixed rates of interest and could mature in up to 40 years, the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements; therefore, we may experience reduced income or losses due to adverse interest rate movements. In order to attempt to mitigate a portion of such risk, we utilize certain hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs.

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

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, rather than prepay their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities because the rate at which borrowers refinance their mortgages, sell the property collateralizing the mortgage, or otherwise pay incremental principal payments occurs at a slower pace than was originally expected.

•
Spread Risk. Because the market spread between the yield on our investments and the yield on benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk. The inherent spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve (the "Fed"), liquidity, or changes in required rates of return on different assets. Our strategies are generally not designed to protect our net asset value from spread risk.

•
Credit Risk. We accept mortgage credit exposure related to our non-Agency securities at levels we deem to be prudent within the context of our overall investment strategy. Therefore, we may retain all or a portion of the credit risk on the loans underlying our non-Agency securities. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the percentage mix of our Agency and non-Agency mortgage investments or our duration gap, when we believe credit performance is inversely correlated with changes in interest rates, in an effort to actively adjust our credit exposure and/or to improve the return profile of our investment portfolio.

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps and options to enter into interest rate swaps ("interest rate swaptions"). We also utilize forward contracts for the purchase or sale of Agency RMBS securities in the TBA market on a generic pool basis and U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and invest in mortgage and other types of derivative instruments, such as interest and principal-only securities.
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can be no certainty that our projections of our exposures to interest rates, prepayments, extension or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially.
Income from hedging transactions that we enter into to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs (see "Real Estate Investment Trust Requirements"). Therefore, we may have to limit our use of certain hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedging techniques through a taxable REIT subsidiary ("TRS"). Implementing our hedges through a TRS could increase the cost of our hedging activities because a TRS would be subject to tax on income and gains.

Management Internalization
Prior to July 1, 2016, we were externally managed by AGNC Management, LLC (our "Manager," formerly known as American Capital AGNC Management, LLC). On July 1, 2016, we completed the acquisition of AGNC Mortgage Management, LLC ("AMM," formerly known as American Capital Mortgage Management, LLC), the parent company of our Manager, from American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, Ltd. ("ACAS"), for a purchase price of $562 million in cash. AMM is also the parent company of MTGE Management, LLC ("MTGE Manager," formerly known as American Capital MTGE Management, LLC), the external manager of MTGE Investment Corp. ("MTGE," formerly known as American Capital Mortgage Investment Corp.).
Prior to our management internalization, we paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP, and were obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provided services to us pursuant to the management agreement. There was no incentive compensation payable to our Manager pursuant to the management agreement. Following the internalization of our manager, we no longer incur a management fee, but we incur expenses associated with being an internally managed organization, including compensation expense previously borne by our Manager. If we had elected to cancel the management contract without cause, we would have been obligated to pay management fees through our existing renewal term (plus an additional one year period if we had not provided notice of non-renewal at least 180-days prior to the completion of the then current renewal term) and a termination fee equal to three times our average annual management during the preceding 24-month period. We would have also been precluded from hiring any of the employees for a two year period following termination who had worked for ACAS or any of its affiliates, including our Manager, at any point over the prior two year period.
Employees
As of December 31, 2016, we had 54 full-time employees.
Exemption from Regulation under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. As long as we qualify for this exemption, we will not be subject to leverage and other restrictions imposed on regulated investment companies, which would significantly reduce our ability to use leverage. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff and in certain instances our own judgment, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We typically treat "partial pool" and other mortgage securities where we hold less than all of the certificates issued by the pool as real estate-related assets.
Real Estate Investment Trust Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code. As long as we qualify as a REIT, we generally will not be subject to U.S. federal or state corporate income tax on our taxable net income to the extent that we annually distribute all of our taxable net income to stockholders within the time limits prescribed by the Internal Revenue Code. Qualification and taxation as a REIT depends on our ability to meet on a continuing basis various qualification requirements imposed upon REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement and quarterly asset and annual income tests. The REIT asset and income tests are of particular significance as they restrict the extent to which we can invest in certain types of securities and conduct certain hedging activities within the REIT. Consequently, we may be required to limit these activities or conduct them through a TRS. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.
Income Tests
In order to continue to qualify as a REIT, we must satisfy two gross income requirements on an annual basis.

1.	At least 75% of our gross income for each taxable year generally must be derived from investments in real property or mortgages on real property.

2.
At least 95% of our gross income in each taxable year generally must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gains from the sale or disposition of stock or securities, which need not have any relation to real property.

Interest income constitutes qualifying mortgage interest for purposes of the 75% gross income test described above to the extent that the obligation upon which such interest is paid is secured by a mortgage on real property. We expect that substantially all of our income from our Agency and non-Agency MBS will continue to be qualifying income for purposes of the 75% gross income test. Income from CRT securities is treated as non-qualifying income for the 75% gross income test, which potentially limits our ability to invest in CRT securities. There is no direct authority with respect to the qualification of income or gains from TBAs as gains from the sale of real estate assets or other qualifying income for purposes of the 75% gross income test. We treat gains from TBAs as qualifying income for purposes of the 75% gross income test and we treat TBAs as qualifying assets for purposes of the 75% asset test described below based on an opinion of legal counsel. Income and gains that we derive from instruments that we use to hedge the interest rate risk associated with our borrowings incurred to acquire real estate assets will generally be excluded from both the numerator and the denominator for purposes of the 75% and 95% gross income test, provided that specified requirements are met.
Asset Tests
At the close of each calendar quarter, we must satisfy four tests relating to the nature of our assets.

1.
At least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. Government securities, and, under some circumstances, temporary investments in stock or debt instruments purchased with new capital. For this purpose, mortgage-backed securities and mortgage loans are generally treated as "real estate assets." Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.

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

4.
The aggregate value of all securities of all TRSs that we hold may not exceed 25% of the value of our total assets. (For tax years beginning after December 31, 2017, the limit is reduced to 20% of the value of total assets.)

If we should fail to satisfy the income or asset tests, such a failure would not cause us to lose our REIT qualification if we were able to eliminate the discrepancy within a 30 day cure period, in the case of the asset test, or satisfy certain relief provisions and pay any applicable penalty taxes and other fines. Please also refer to the "Risks Related to Our Taxation as a REIT" in "Item 1A. Risk Factors" of this Form 10-K for further discussion of REIT qualification requirements and related items.
Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 12th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9315.
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
Our borrowing costs may increase for a number of reasons, including increases in short-term interest rates, the "haircut" applied to our assets under repurchase agreements, interest rate volatility, decreases in the value of our assets or availability of financing generally. An increase in our borrowing costs will reduce the difference, or spread, that we may earn between the yields on the investments we make and the borrowings we use to finance such investments. Moreover, due to the short-term or adjustable rate nature of the majority of our repurchase agreements used to finance our investments, our borrowing costs are particularly sensitive to increases in short-term interest rates as well as other factors. It is possible that due to higher borrowing costs, the spread on investments could be reduced to a point at which the profitability from investments would be significantly reduced or eliminated. This would adversely affect the returns on our assets, financial condition and results of operations and could require us to liquidate certain or all of our assets.
Changes to the pace of reinvestment of paydowns or sales of Agency mortgage-backed securities by the Federal Reserve may adversely affect the price and return associated with Agency securities.
In October 2014, the Federal Reserve ended its large scale asset purchases under quantitative easing programs designed to support the mortgage markets and stimulate the economy. The Federal Reserve currently reinvests all principal payments from its U.S. Treasury, Agency debt and Agency RMBS portfolios acquired as a function of its quantitative easing programs, thereby holding the nominal size of the securities it holds in each of these portfolios largely unchanged. In previous statements, members of the Federal Open Market Committee (FOMC) of the Federal Reserve have indicated that full reinvestment of the securities portfolio would continue until "normalization of the level of the federal funds rate is well under way"; therefore, it is difficult to predict when and at what pace the Federal Reserve will end reinvestments of principal payments. We also cannot predict the impact that this or other actions could have on the prices and liquidity of Agency RMBS or on mortgage spreads relative to interest rate hedges tied to benchmark interest rates. During periods in which the Federal Reserve reduces or ceases reinvestment of principal or undertakes outright sales of its securities portfolio, the price of Agency RMBS and U.S. Treasury securities will likely decline, mortgage spreads will likely widen, refinancing volumes will likely be lower and market volatility will likely be considerably higher than would have been the case absent such actions and our net book value could be adversely affected.
Our Board of Directors may change our investment guidelines without notice or stockholder consent, which may result in riskier investments, and does not approve each investment we make.
Our Board of Directors has approved the following investment guidelines:

•
our investment portfolio shall consist primarily of Agency securities, but may include other types of mortgage and mortgage-related residential and commercial mortgage-backed securities where repayment of principal and interest is not guaranteed by a GSE;

•	no investment shall be made that would cause us to fail to qualify as a REIT for federal income tax purposes; and

•	no investment shall be made that would cause us to be regulated as an investment company under the Investment Company Act.
Our Board of Directors periodically reviews our investment guidelines, investment portfolio, and potential investment strategies. However, our Board of Directors does not pre-approve individual investments leaving management with day to day discretion over the portfolio composition within the investment guidelines. Within those guidelines, management has discretion to significantly change the composition of the portfolio. In addition, in conducting periodic reviews, our Board of Directors may rely primarily on information provided to them by our management. Our Board of Directors has the authority to change our investment guidelines at any time without notice to or consent from our stockholders. In 2015, our Board of Directors amended our investment guidelines permitting us to invest in high credit quality non-Agency MBS. In 2016, our Board of Directors, expanded such authorization to include CRT securities and other mortgage or mortgage-related investments with no restriction on the credit rating of those securities. To the extent that our investment guidelines change in the future, we may make investments that are different from, and possibly riskier than, the investments described in this Annual Report on Form 10-K. A change in our investment guidelines may increase our exposure to interest rate and real estate market fluctuations.
We may experience significant gains or losses and, consequently, greater earnings volatility as a result of our active portfolio management strategy.
We employ an active management strategy to achieve our principal objective of preserving our net asset value while generating attractive risk-adjusted returns. The composition of our investment portfolio will vary as we believe changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that we no longer believe provide attractive risk-adjusted returns or when we believe more attractive alternatives are available. We may be incorrect in our assessment of our investment portfolio and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors may be less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. We may also experience fluctuations in leverage as we pursue our active management strategy.
Our strategy involves significant leverage, which increases the risk that we may incur substantial losses.
We expect our leverage to vary with market conditions and our assessment of risk/return on investments. We incur this leverage by borrowing against a substantial portion of the market value of our assets. By incurring this leverage, we could enhance our returns. Nevertheless, this leverage, which is fundamental to our investment strategy, also creates significant risks. For example, because of our significant leverage, we may incur substantial losses or lose our ability to maintain the outstanding balance of our borrowings if our borrowing costs increase substantially or if the value of our investments declines substantially.
Failure to procure adequate repurchase agreement and other financing or to renew or replace existing repurchase agreement and other financing as it matures (to which risk we are specifically exposed due to the short-term nature of our financing arrangements we employ) would adversely affect our financial condition and results of operations.
We use debt financing as a strategy to increase our return on equity. However, we may not be able to achieve our desired leverage ratio for a number of reasons, including if:

•	our lenders do not make repurchase or other financing agreements available to us at acceptable terms;

•	lenders with whom we enter into repurchase or other financing agreements subsequently exit the market;

•	our lenders require additional collateral to cover our borrowings, which we may be unable to do; or

•	we determine that the leverage would expose us to excessive risk.
Furthermore, because we rely primarily on short-term borrowings, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace on a continuous basis our maturing short-term borrowings. Additionally, our wholly-owned captive broker-dealer subsidiary's (or BES's) ability to access bilateral and triparty repo funding and to raise funds through the General Collateral Finance Repo service offered by the FICC, requires that it meet on a continuous basis the regulatory and membership requirements of FINRA and the FICC, which may change over time. If BES fails to meet these requirements and is unable to access such funding, we would be required to find alternative funding, which we may be unable to do, and our funding costs, "haircuts" and/or counterparty exposure could increase. Additionally, on January 12, 2016, the Federal Housing Finance Agency ("FHFA") released its final rule on changes to regulations concerning Federal Home Loan Bank ("FHLB") membership criteria. The final rule terminated our captive insurance subsidiary's FHLB membership and required repayment of all advances at the earlier of their contractual maturity dates or one year after the effective date of the final rule in February 2017.
If we are not able to renew or replace maturing borrowings, we may have to sell some or all of our assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Consequently, financing may not be available to us in the future on terms that are acceptable to us. In the event that we cannot obtain sufficient funding on acceptable terms, there may be a negative impact on the value of our common and preferred stock and our ability to make distributions on our common and preferred stock.
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
The relationship between short-term and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates. If short-term interest rates rise disproportionately relative to longer-term interest rates (a "flattening" of the yield curve), our borrowing costs may increase more rapidly than the interest income earned on our assets. Because our investments generally bear interest at longer-term rates than we pay on our borrowings, a flattening of the yield curve would tend to decrease our net interest income and the market value of our investment portfolio. Additionally, to the extent cash flows from investments that return scheduled and unscheduled principal are reinvested, the spread between the yields on the new investments and available borrowing rates may decline, which would likely decrease our net income. It is also possible that short-term interest rates may exceed longer-term interest rates (a yield curve "inversion"), in which event, our borrowing costs may exceed our interest income and we could incur operating losses and our ability to make distributions to our stockholders could be adversely affected.
Declines in value of the assets in which we invest will adversely affect our financial condition and results of operations, and make it more costly to finance these assets.
We use our investments as collateral for our financings. A decline in their value, or perceived market uncertainty about their value, could make it difficult for us to obtain financing on favorable terms or at all, or maintain our compliance with terms of any financing arrangements already in place. Any fixed-rate securities we invest in generally will be more negatively affected by increases in interest rates than adjustable-rate securities. Most of our investments in mortgage-related securities are recorded at fair value with changes in fair value reported in net income or other comprehensive income (a component of equity). As a result, a decline in the fair value of our mortgage-related securities could reduce both our comprehensive income and stockholders' equity. If market conditions result in a decline in the fair value of our assets it will decrease the amounts we may borrow to purchase additional mortgage-related investments, which may restrict our ability to increase our net income, and our financial condition and results of operations could be adversely affected.
Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.
Subject to complying with REIT tax requirements, we employ techniques that are intended to limit, or "hedge," the adverse effects of changes in interest rates on our repurchase agreements and our net asset value. In general, our hedging strategy depends on our management's view of our entire investment portfolio, consisting of assets, liabilities and derivative instruments, in light of prevailing market conditions. Our hedging activities are generally designed to limit certain exposures and not to eliminate them. In addition, these strategies may be unsuccessful and we could misjudge the condition of our investment portfolio or the market. Our hedging activity will vary in scope based on the level and volatility of interest rates and principal repayments, credit market conditions, the type of assets held and other changing market conditions. Our hedging decisions will be determined in light of the facts and circumstances existing at the time and may differ from our current hedging strategy. Our hedging strategies may include entering into interest rate swap agreements, interest rate swaptions, TBAs, short sales, caps, collars, floors, forward contracts, options, futures or other types of hedging transactions. We may conduct certain hedging transactions through a TRS, which may subject those transactions to federal, state and, if applicable, local income tax.
There are no perfect hedging strategies, and interest rate hedging may fail to protect us from loss. Additionally, our business model calls for accepting certain amounts of interest rate, mortgage spread, prepayment, extension, liquidity and credit risks and other exposures and thus some risks will generally not be hedged. We could also fail to properly assess a risk to our investment portfolio or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedging activities. The derivative financial instruments we select may not have the effect of reducing our risk. The nature and timing of hedging transactions may influence the effectiveness of these strategies. Poorly designed hedging strategies or improperly executed transactions could actually increase our risk and losses. In addition, hedging activities could result in losses if the event against which we hedge does not occur. For example, interest rate hedging could fail to protect us or adversely affect us because, among other things:

•	interest rate hedging can be expensive, particularly during periods of rising and volatile interest rates;

•	available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought;

•	the duration of the hedge may not match the duration of the related asset or liability;

•
the amount of income that a REIT may earn from hedging transactions, other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS, is limited by federal tax provisions governing REITs;

•	the party owing money in the hedging transaction may default on its obligation to pay;

•	the credit quality of the party owing money on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of our interest rate hedges declines due to interest rate fluctuations, lapse of time or other factors, reducing our stockholders' equity.
Furthermore, our hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity. These costs may be higher in periods of market volatility, both because the counterparties to our derivative agreements may demand a higher payment for taking risks, and because repeated adjustments of our hedges during periods of interest rate changes also may increase costs. Consequently, we could incur significant hedging-related costs without any corresponding economic benefits.
Our hedging strategies are generally not designed to mitigate spread risk.
When the market spread between the yield on our mortgage assets and benchmark interest rates widens, our net asset value could decline if the value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates. We refer to this as "spread risk" or "basis risk." The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities is an inherent risk to our business and can occur independent of changes in benchmark interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other supplemental hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net asset value against spread risk, which could adversely affect our financial condition and results of operations.
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
Moreover, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets or the fixed-rate portion of our hybrid ARMs and other assets will generally extend. This could have a negative impact on our results from operations, as our interest rate swap maturities are fixed and will, therefore, cover a smaller percentage of our funding exposure on our mortgage assets to the extent that their average lives increase due to slower prepayments. This situation may also cause the market value of our assets to decline by more than otherwise would be the case while most of our hedging instruments would not receive any incremental offsetting gains.  In extreme situations, we may be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses.
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
Market conditions may disrupt the historical relationship between interest rate changes and prepayment trends, which may make it more difficult to analyze our investment portfolio.
Our success depends, in part, on our ability to analyze the relationship of changing interest rates on prepayments of the mortgage loans that underlie securities we may own. Changes in interest rates and prepayments affect the market price of the assets that we purchase and any assets that we may hold at a given time. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. In conducting our analysis, we depend on certain assumptions based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our ability to (i) assess the market value of our investment portfolio, (ii) implement our hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial condition and results of operations.
Investments in non-Agency securities potentially subject us to delinquency, foreclosure and related losses on the underlying mortgage loans.
Investments in mortgage and mortgage-related securities, such as CRT securities, non-Agency RMBS and CMBS, where repayment of principal and interest is not guaranteed by a GSE subject us to the potential risk of loss of principal and/or interest due to delinquency, foreclosure and related losses on the underlying mortgage loans.
CRT securities are risk sharing instruments issued by Fannie Mae (CAS) and Freddie Mac (STACR), and similarly structured transactions arranged by third party market participants. The securities issued in the CRT sector are designed to synthetically transfer mortgage credit risk from Fannie Mae and Freddie Mac to private investors. Currently, CAS and STACR transactions are structured as unsecured and unguaranteed bonds issued by Fannie Mae or Freddie Mac, respectively, whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by Fannie Mae or Freddie Mac in a particular quarter. Transactions arranged by third party market participants in the CRT sector are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and synthetically transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of CRT securities bears the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The return of the principal invested in CRT securities is dependent on the level of borrower defaults on the underlying pool of mortgages. An investor in CRT securities bears the risk that the borrowers in the reference pool of loans may default on their obligations to make full and timely payments of principal and interest.
Residential mortgage loans underlying non-Agency RMBS are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. A number of factors may impair a borrower's ability to repay its loan, including: loss of employment; divorce; illness; acts of God; acts of war or terrorism; adverse changes in national and local economic and market conditions; changes in governmental laws and regulations, fiscal policies and zoning ordinances and the related costs of complying with such laws and regulations, fiscal policies and ordinances; costs of remediation and liabilities associated with environmental conditions such as mold; and the potential for uninsured or under-insured property losses.
Commercial mortgage loans underlying CMBS are generally secured by multifamily or other commercial property and are subject to risks of delinquency and foreclosure, and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by, among other things: tenant mix; success of tenant businesses; property management decisions; property location and condition; competition from comparable types of properties; changes in laws that increase operating expense or limit rents that may be charged; any need to address environmental contamination at the property; the occurrence of any uninsured casualty at the property; changes in national, regional or local economic conditions or specific industry segments; declines in regional or local real estate values; declines in regional or local rental or occupancy rates; increases in interest rates; real estate tax rates and other operating expenses; changes in governmental rules, regulations and fiscal policies, including environmental legislation; acts of God, acts of war or terrorism, social unrest and civil disturbances.
Investments in non-Agency securities could cause us to incur losses of income from, and/or losses in market value relating to, these assets if there are defaults of principal and/or interest on the underlying or referenced pool of mortgages in the transaction.
Actions of the U.S. Government, including the U.S. Congress, U.S. Federal Reserve, U.S. Treasury, Federal Housing Finance Administration, and other governmental and regulatory bodies may adversely affect our business.
U.S. Government actions may have an adverse impact on the financial and housing markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations. New regulatory requirements could adversely affect the availability or terms of financing from our lender counterparties, could impose more stringent capital rules on large financial institutions, could restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and could limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually these new regulatory requirements could materially affect our financial condition or the results of our operations in an adverse way.
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
Our derivative agreements typically require that we pledge collateral on such agreements to our counterparties in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day. Our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness in excess of a certain threshold amount causes an event of default under the agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. The threat of or occurrence of margin calls or the forced settlement of our obligations under our derivative agreements at their termination values could force us to sell, either directly or through a foreclosure, our investments under adverse market conditions. Because of the leverage we have, we may incur substantial losses upon the threat or occurrence of either of these events.
Regulations adopted by the U.S. Commodity Futures Trading Commission and regulators of other countries could impose increased margin requirements and require additional operational and compliance costs, which could negatively affect our financial condition and results of operations.
The U.S. Commodity Futures Trading Commission (the "CFTC") subjects certain swaps to clearing and exchange trading requirements, margin requirements, reporting, record keeping and business conduct rules. The rules and regulations promulgated by the CFTC and regulators of other countries may adversely affect our ability to engage in derivative transactions or may increase the cost of our hedging activity. We are required to follow some of these local regulations or help the non-U.S. counterparties comply with these local regulations. It is possible that such regulatory requirements will result in increased costs for OTC derivative counterparties and also lead to an increase in the costs of collateral, which may have an adverse impact on our business and results of operations.

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
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency securities purchased for a forward settlement date under the TBA contract are priced at a premium to Agency securities for settlement in the current month. Additionally, sales of some or all of the Fed's holdings of Agency RMBS or declines in purchases of Agency RMBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the FICC we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
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
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations. As a result, we may not be able to leverage our assets as fully as we would choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly. Additionally, our counterparties can unilaterally choose to cease entering into any further repurchase transactions with us.
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
The values of our investments may not be readily determinable or ultimately realizable. We measure the fair value of our investments quarterly, in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Ultimate realization of the value of an asset depends to a great extent on economic and other conditions that are beyond our control. Further, fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. If we were to liquidate a particular asset, the realized value may be more than or less than the amount at which such asset is valued. Accordingly, the value of our common stock could be adversely affected by our determinations regarding the fair value of our investments, whether in the applicable period or in the future. Additionally, such valuations may fluctuate over short periods of time.
Our determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations. Dealers may claim to furnish valuations only as an accommodation and without special compensation, and so they may disclaim any and all liability for any direct, incidental, or consequential damages arising out of any inaccuracy or incompleteness in valuations, including any act of negligence or breach of any warranty. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Therefore, our results of operations for a given period could be adversely affected if our determinations regarding the fair market value of these investments are materially different from the values that we ultimately realize upon their disposal.
Investments in the common stock of other publicly traded mortgage REITs expose us to incremental risks and costs and may adversely affect our financial condition and results of operations.
We may invest in other mortgage REITs that primarily invest in Agency securities, non-Agency securities and other mortgage related instruments on a leveraged basis, utilizing short-term borrowings as their primary source of funding. Such mortgage REITs are, therefore, exposed to similar risk factors as those described herein and other risks inherent to investment strategies that they may pursue that diverge from our own.  In addition, our investments in other mortgage REITs may expose us to incremental risks and costs due to our lack of control, lack of transparency into their underlying investment portfolios and business operations, stock market volatility and management fees, each of which could adversely affect our financial condition and results of operations.

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
In response to general market instability and, more specifically, the financial conditions of Fannie Mae and Freddie Mac, in July 2008, the Housing and Economic Recovery Act of 2008, or "HERA", established FHFA as the new regulator for Fannie Mae and Freddie Mac. In September 2008, the U.S. Treasury, the FHFA and the U.S. Federal Reserve announced a comprehensive action plan to help stabilize the financial markets, support the availability of mortgage financing and protect taxpayers. Under this plan, among other things, the FHFA was appointed as conservator of both Fannie Mae and Freddie Mac. The future roles of Fannie Mae and Freddie Mac could be significantly reduced and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could re-define what constitutes an Agency security and could have broad adverse implications for the market and our business, operations and financial condition.
Future changes to Fannie Mae or Freddie Mac may create market uncertainty and may reduce the actual or perceived credit quality of securities issued or guaranteed by these agencies. Moreover, if the guarantee obligations of Fannie Mae or Freddie Mac were repudiated by FHFA, payments of principal and/or interest to holders of Agency securities issued by Fannie Mae or Freddie Mac would be reduced in the event of any borrower's late payments or failure to pay or a servicer's failure to remit borrower payments to the trust. In that case, trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency securities. Any actual direct compensatory damages owed due to the repudiation of Fannie Mae or Freddie Mac's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency securities. As a result, such laws or changes could increase the risk of loss on our investments in Agency mortgage investments guaranteed by Fannie Mae and/or Freddie Mac or adversely impact the market for such securities and spreads at which they trade and could materially and adversely affect our financial condition and results of operations.
There are conflicts of interest with other funds that we manage.
Through our wholly-owned subsidiary, MTGE Management, LLC, we manage MTGE Investment Corp., which is also a mortgage REIT that invests in securities and instruments of the type invested by us. Although we have policies in place to seek to mitigate the effects of conflicts of interest, these policies will not eliminate the conflicts of interest that our officers and employees, who provide services to both us and MTGE, will face in making investment decisions on behalf of us or MTGE. Further, we do not have any agreement or understanding with MTGE that would give us any priority over it in opportunities to invest in overlapping investments. Accordingly, we may compete for access to investments with MTGE.
Our executive officers and other key personnel are critical to our success and the loss of any executive officer or key employee may materially adversely affect our business.
We operate in a highly specialized industry and our success is dependent upon the efforts, experience, diligence, skill and network of business contacts of our executive officers and key personnel. The departure of any of our executive officers and/or key personnel could have a material adverse effect on our operations and performance.
Risks Related to Our Taxation as a REIT
Our failure to qualify as a REIT would have adverse tax consequences.
We believe that we operate in a manner that allows us to qualify as a REIT for federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and Treasury Regulations promulgated thereunder (or the Code).  We plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control and our compliance with the annual REIT income and quarterly asset requirements depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws.  Additionally, our ability to satisfy the REIT asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Furthermore, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).

If we fail to qualify as a REIT in any tax year, we would be subject to U.S. federal and state corporate income tax on our taxable net income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income.  Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to qualify as a REIT, we would have to pay significant income taxes and would, therefore, have less money available for investments or for distributions to our stockholders.  This would likely have a significant adverse effect on the value of our equity.  In addition, the tax law would no longer require us to make distributions to our stockholders.
If we should fail to satisfy one or more requirements for REIT qualification, we may still qualify as a REIT if there is reasonable cause for the failure and not due to willful neglect and other applicable requirements are met, including completion of applicable IRS filings. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable to a particular set of circumstances, we will not qualify as a REIT. Furthermore, if we satisfy the relief provisions and maintain our qualification as a REIT, we may be still subject to a penalty tax. The amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest U.S. federal corporate tax rate (currently 35%) if that amount exceeds $50,000 per failure, and, in case of income test failures, will be a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.
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
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT or it could reduce the favorable tax attributes of REITs to stockholders.
The present federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Furthermore, changes in corporate and individual tax rates may reduce or eliminate the favorable tax attributes of REITs to stockholders relative to alternative investment vehicles. Revisions in federal tax laws and interpretations thereof could affect or cause us to change our investments and commitments and affect the tax considerations of an investment in us.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, in order for U.S. federal and state corporate income tax not to apply to earnings that we distribute. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. We may also elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains if required. In this case, we could elect for our stockholders to include their proportionate shares of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase their adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code.
To the extent that we satisfy this distribution requirement, but distribute less than 100% of our taxable income, we will be subject to U.S. federal and state corporate income tax on our undistributed taxable income. Furthermore, if we should fail to distribute during each calendar year at least the sum of (a) 85% of our REIT ordinary income for such year, (b) 95% of our REIT capital gain net income for such year, and (c) any undistributed taxable income from prior periods, we would be subject to a non-deductible 4% excise tax on the excess of such required distribution over the sum of (x) the amounts actually distributed, (y) the amounts of income we retained and on which we have paid corporate income tax and (z) any excess distributions from prior periods.
From time-to-time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash may occur. For example, if we purchase mortgage securities at a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds of the accreted discount at maturity. Additionally, if we incur capital losses in excess of capital gains, such net capital losses are not allowed to reduce our taxable income for purposes of determining our distribution requirement. They may be carried forward for a period of up to five years and applied against future capital gains subject to the limitation of our ability to generate sufficient capital gains, which cannot be assured. If we do not have other funds available in these situations we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT, or avoid corporate income tax and the 4% excise tax in a particular year. These alternatives could increase our costs or reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
Even if we remain qualified for taxation as a REIT, we may nonetheless be subject to certain federal, state and local taxes on our income and assets, including, but not limited to, the following items. Any of these or other taxes we may incur would decrease cash available for distribution to our stockholders.

•	Regular U.S. federal and state corporate income taxes on any undistributed taxable income, including undistributed net capital gains.

•	A non-deductible 4% excise tax if the actual amount distributed to our stockholders in a calendar year is less than a minimum amount specified under federal tax laws.

•
Corporate income taxes on the earnings of subsidiaries, to the extent that such subsidiaries are subchapter C corporations and are not qualified REIT subsidiaries or other disregarded entity for federal income tax purposes.

•	A 100% tax on transactions between us and our TRSs, that do not reflect arm's-length terms.

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

•	A 100% tax on net income and gains from "prohibited transactions"

•	Penalty taxes and other fines for failure to satisfy one or more requirements for REIT qualification.
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
The specific real estate related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. In satisfying the 55% requirement we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all of the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests based on pronouncements of the SEC staff. We treat partial pool securities, CRT and other mortgage related securities as real estate-related assets. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. Our compliance with these requirements may at times lead us to adopt less efficient methods of financing certain of our investments, and we may be precluded from acquiring higher yielding securities. Furthermore, if we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we currently conduct it, which could materially and adversely affect our business.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price of our common stock may be highly volatile and be subject to wide fluctuations. In addition, the trading volume in our common stock may fluctuate and cause significant price variations to occur. Price variations may be unrelated to our operating performance. If the market price of our common stock declines significantly, you may be unable to resell your shares at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and, in the event that we seek to raise capital through future equity financings, our ability to raise such equity capital.
Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	issuance of additional equity securities;

•	our repurchases of shares of our common stock;

•	actions by institutional stockholders;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to the operating performance of particular companies;

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

In addition, the price of our common stock may be below our reported net asset value per common share. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.

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
One of the factors that investors may consider in deciding whether to buy or sell shares of our common stock is our distribution rate as a percentage of our share price relative to market interest rates. If the market price of our common stock is based primarily on the earnings and return that we derive from our investments and income with respect to our investments and our related distributions to stockholders, and not from the market value of the investments themselves, then interest rate fluctuations and capital market conditions are likely to affect adversely the market price of our common stock. For instance, if market rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution rate on our common stock or seek other securities paying higher distributions or interest. In addition, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions.
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
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties

We do not own any property. Our executive offices are located in Bethesda, Maryland.
Item 3. Legal Proceedings
Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any consolidated subsidiary, in each case, that is expected to have a material adverse effect on our business, financial condition or operations. See also "Loss Contingencies" in Note 2 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II. FINANCIAL INFORMATION

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on the NASDAQ Global Select Market under the symbol "AGNC." As of January 31, 2017, we had 1,084 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on the NASDAQ Global Select Market and dividends declared on our common stock for fiscal years 2016 and 2015:

	Common Stock
	Sales Prices		Dividends Declared [1]
	High	Low
Fiscal Year 2016
Fourth Quarter	$20.43	$17.30	$0.54
Third Quarter	$20.10	$18.88	$0.56
Second Quarter	$19.85	$18.00	$0.60
First Quarter	$18.80	$15.69	$0.60
Fiscal Year 2015
Fourth Quarter	$19.54	$16.89	$0.60
Third Quarter	$20.08	$18.21	$0.60
Second Quarter	$21.83	$18.31	$0.62
First Quarter	$22.36	$20.74	$0.66
_______________________
1.Represents the sum of monthly dividends declared during each period presented.

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

The following table summarizes the tax characterization of dividends declared on our common stock for fiscal years 2016 and 2015:

		Tax Characterization
	Dividends Declared Per Share of Common Stock	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share	Non-Dividend Distributions [2]
Fiscal Year 2016 [1]	$2.12	$1.689674	$—	$—	$0.430326
Fiscal Year 2015	$2.48	$2.480000	$—	$—	$—
_________________________________________________________

1.
Includes dividends declared through November 30, 2016. The dividend of $0.18 per common share declared on December 14, 2016, which was payable on January 9, 2017, will be reported to stockholders as a fiscal year 2017 distribution for federal income tax purposes.

2.
Also referred to as a "return of capital." Represents dividends paid in excess of our current and accumulated earnings and profit, or "E&P," which is a tax-based measure calculated by making adjustments to taxable income for items that are treated differently for E&P purposes, such as net capital losses and utilization of net capital loss carryforwards. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.
 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2016, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, including stock options, restricted stock units and unrestricted stock awards may be granted from time to time. See "Item 8. Financial Statements" for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table)
Equity compensation plans approved by security holders [1]	122,841	$—	9,898,593
Equity compensation plans not approved by security holders	—	—	—
Total	122,841	$—	9,898,593
_________________________________________________________

1.	Represents unvested restricted stock units and accrued dividend equivalent units.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2011, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, CYS Investments, Inc. and Armour Residential REIT, Inc. (collectively, the "Agency REIT Peer Group").

_______________________
*$100 invested on 12/31/11 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright © 2017 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	2016	2015	2014	2013	2012
AGNC Investment Corp.	$126.34	$106.90	$118.63	$93.30	$120.10
S&P 500	$198.18	$177.01	$174.60	$153.58	$116.00
FTSE NAREIT Mortgage REITs	$155.11	$126.26	$138.56	$117.54	$119.89
Agency REIT Peer Group [1]	$112.01	$93.07	$98.05	$81.35	$100.95
_______________________
1.Agency REIT Peer Group annual return is calculated on a weighted basis by market cap at the end of the previous year.

The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. Selected Financial Data

The following selected financial data is derived from our audited financial statements for the five fiscal years ended December 31, 2016. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in millions, except per share amounts)
	December 31,
Balance Sheet Data	2016	2015	2014	2013	2012
Investment securities, at fair value	$46,499	$52,473	$56,748	$65,941	$85,245
Total assets	$56,880	$57,021	$67,766	$76,255	$100,453
Repurchase agreements, Federal Home Loan Bank advances and other debt	$41,355	$46,102	$51,057	$64,443	$75,415
Total liabilities	$49,524	$49,050	$58,338	$67,558	$89,557
Total stockholders' equity	$7,356	$7,971	$9,428	$8,697	$10,896
Net asset value per common share as of period end [1]	$21.17	$22.59	$25.74	$23.93	$31.64
Tangible net asset value per common share as of period end [2]	$19.50	N/A	N/A	N/A	N/A

	Fiscal Year
Statement of Comprehensive Income Data	2016	2015	2014	2013	2012
Interest income	$1,321	$1,466	$1,472	$2,193	$2,109
Interest expense [3]	394	330	372	536	512
Net interest income	927	1,136	1,100	1,657	1,597
Other gain (loss), net [3]	(199)	(782)	(1,192)	(217)	(157)
Operating Expenses	105	139	141	168	144
Income (loss) before income tax	623	215	(233)	1,272	1,296
Provision for income tax, net	—	—	—	13	19
Net income (loss)	623	215	(233)	1,259	1,277
Dividend on preferred stock	28	28	23	14	10
Net income (loss) available (attributable) to common stockholders	$595	$187	$(256)	$1,245	$1,267

Net income (loss)	$623	$215	$(233)	$1,259	$1,277
Other comprehensive income (loss) [3]	(331)	(496)	1,813	(2,938)	1,244
Comprehensive income (loss) available (attributable) to common stockholders	292	(281)	1,580	(1,679)	2,521
Dividend on preferred stock	28	28	23	14	10
Comprehensive income (loss) available (attributable) to common stockholders	$264	$(309)	$1,557	$(1,693)	$2,511

Weighted average number of common shares outstanding - basic and diluted	331.9	348.6	353.3	379.1	303.9
Net income (loss) per common share - basic and diluted	$1.79	$0.54	$(0.72)	$3.28	$4.17
Comprehensive income (loss) per common share - basic and diluted	$0.80	$(0.89)	$4.41	$(4.47)	$8.26
Dividends declared per common share	$2.30	$2.48	$2.61	$3.75	$5.00
	Fiscal Year
Other Data (unaudited)	2016	2015	2014	2013	2012
Average investment securities - at par	$47,101	$51,759	$53,578	$75,263	$71,002
Average investment securities - at cost	$49,268	$54,019	$56,051	$79,056	$74,588
Average total assets - at fair value	$56,931	$63,674	$67,007	$96,956	$86,172
Net TBA dollar roll position - at par (as of period end)	$10,916	$7,295	$14,412	$2,119	$12,477
Net TBA dollar roll position - at cost (as of period end)	$11,312	$7,430	$14,576	$2,276	$12,775
Net TBA dollar roll position - at market value (as of period end)	$11,165	$7,444	$14,768	$2,271	$12,870
Net TBA dollar roll position - at carrying value (as of period end) [4]	$(147)	$14	$192	$(5)	$95
Average net TBA portfolio - at cost	$10,329	$7,547	$13,212	$11,383	$3,294
Average mortgage borrowings outstanding [5]	$44,566	$48,641	$50,015	$71,753	$68,810
Average stockholders' equity [6]	$7,718	$8,817	$9,295	$10,394	$9,473
Average coupon [7]	3.64%	3.62%	3.63%	3.59%	3.90%
Average asset yield [8]	2.68%	2.71%	2.63%	2.77%	2.82%
Average cost of funds [9]	(1.45)%	(1.49)%	(1.40)%	(1.34)%	(1.11)%
Average net interest rate spread	1.23%	1.22%	1.23%	1.43%	1.71%

Average net interest rate spread, including TBA dollar roll income [10]	1.39%	1.48%	1.75%	1.63%	1.77%
Average coupon (as of period end)	3.61%	3.63%	3.65%	3.58%	3.69%
Average asset yield (as of period end)	2.77%	2.78%	2.74%	2.70%	2.61%
Average cost of funds (as of period end) [11]	(1.44)%	(1.65)%	(1.40)%	(1.31)%	(1.22)%
Average net interest rate spread (as of period end)	1.33%	1.13%	1.34%	1.39%	1.39%
Net comprehensive income return on average common equity [12]	3.6%	(3.6)%	17.3%	(16.6)%	26.9%
Economic return on common equity [13]	3.9%	(2.6)%	18.5%	(12.5)%	32.2%
Average "at risk" leverage [14]	7.1:1	6.4:1	7.0:1	8.0:1	7.6:1
Average tangible net book value "at risk" leverage [16]	7.5:1	N/A	N/A	N/A	N/A
"At risk" leverage (as of period end) [15]	7.1:1	6.8:1	6.9:1	7.5:1	8.2:1
Tangible net book value "at risk" leverage (as of period end) [16]	7.7:1	N/A	N/A	N/A	N/A
Expenses % of average total assets	0.18%	0.22%	0.21%	0.17%	0.17%
Expenses % of average assets, including average net TBA position	0.16%	0.20%	0.18%	0.15%	0.16%
Expenses % of average stockholders' equity	1.36%	1.58%	1.52%	1.61%	1.52%
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

4.
The carrying value of our net TBA position represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value on our accompanying consolidated balance sheets.

5.
Average mortgage borrowings include repurchase agreements used to fund Agency securities ("Agency repo"), FHLB advances and debt of consolidated VIEs. Amount excludes U.S. Treasury repo agreements and TBA contracts.

6.	Average stockholders' equity calculated as our average month-end stockholders' equity during the period.

7.	Average coupon for the period was calculated by dividing our total coupon (or cash) interest income on investment securities by our average investment securities held at par.

8.
Average asset yield for the period was calculated by dividing our total cash interest income on investment securities, adjusted for amortization of premiums and discounts, by our average amortized cost of investment securities held.

9.
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

10.	TBA dollar roll income/(loss) is net of short TBAs used for hedging purposes and is recognized in gain (loss) on derivative instruments and other securities, net.

11.
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

13.
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

15.
"At risk" leverage as of period end is calculated by dividing the sum of our mortgage borrowings outstanding, our receivable/payable for unsettled investment securities and our net TBA dollar roll position outstanding as of period end (at cost) by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

16.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage, with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.
Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management. Our MD&A is presented in eight sections:

•	Executive Overview

•	Financial Condition

•	Summary of Critical Accounting Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Aggregate Contractual Obligations

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
The size and composition of our investment portfolio depends on the investment strategies we implement, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels of and expectations for future levels of interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, evolving regulations or legal settlements that impact servicing practices or other mortgage related activities.

Trends and Recent Market Impacts
2016 proved to be a challenging year for many fixed income investments as U.S. interest rates fluctuated significantly during the year in response to changing views on economic growth both domestically and abroad. The yield on the 10 year U.S. Treasury security, for example, hit a low of 1.36% in July following the Brexit vote in the United Kingdom and a high of 2.60% in December following the U.S. Presidential election. Our view at the beginning of the year was that U.S. interest rates would remain "lower for longer," based upon the belief that global economic weakness, secular labor trends and accelerating technological advances would lead to moderate employment growth and persistently low inflation both in the U.S. and globally, thus making it difficult for the the Fed to move away from its ultra-accommodative stance on monetary policy. This view proved to be the emerging scenario for most of the year, and as a result, the Fed refrained from raising rates for most of the year. Following the unanticipated outcome of the U.S. Presidential election in November, however, the direction and level of U.S. interest rates became less certain as expectations for economic growth in the U.S. improved markedly and as the Fed raised the Federal Funds rate by 0.25% in December.
The changing interest rate landscape in the U.S. over the course of the year caused Agency RMBS to underperform swap and U.S. Treasury rates. This spread widening negatively impacted AGNC’s net asset value, but also improved the return profile on new investments. In response to more favorable investment opportunities, we increased our tangible net book value "at risk" leverage to 7.7x as of December 31, 2016, from 6.8x as of December 31, 2015. Our tangible net book value excludes $554 million of goodwill as of December 31, 2016, which we recorded in connection with our acquisition of AMM. This increase in leverage improves the earnings profile of our portfolio but also increases the sensitivity of our net asset value to fluctuations in the spread between Agency RMBS and other benchmark rates.
We also adjusted the composition of our asset portfolio during the year. Our mix of fixed rate 15 year and 30 year securities (including TBAs) remained relatively stable throughout the year, at 27% and 73%, respectively, as of December 31, 2016, but the weighted average loan age, or "seasoning," of our portfolio increased significantly over the year. As of December 31, 2016, the weighted average loan age of our 15 year and 30 year Agency RMBS positions were approximately 5.0 years and 3.4 years, respectively. In aggregate, 75% of our on-balance sheet Agency RMBS position had a weighted average loan age of at least 3.0 years as of December 31, 2016, compared to 62% as of December 31, 2015 and less than 5% was during the "taper tantrum" in 2013. The increase in the weighted average loan age of our Agency RMBS should reduce prepayment speed variability of our portfolio and, therefore, require less interest rate hedging, all other things equal.
In response to higher interest rates and the extension of the duration of our Agency RMBS, particularly in the fourth quarter, we increased the size of our hedge portfolio. As a result, our hedge ratio increased to 91% of our funding liabilities (Agency repo, TBA and other debt) as of December 31, 2016, from an intra-year low of 75% as of September 30, 2016 and from 87% as of December 31, 2015. Ongoing portfolio rebalancing actions during the year, as well as the cumulative increase in our hedge position, enabled us to keep our net asset duration gap relatively stable throughout the year. Our net asset duration gap, which is a measure of our portfolio’s interest rate sensitivity, net of hedges, was 1.1 years as of December 31, 2016, compared to 0.8 years as of December 31, 2015.
The funding landscape for Agency RMBS improved in 2016 as a result of the implementation of money market reform requirements, which took effect in October of 2016 and caused a sizable reallocation of assets from prime funds to U.S. Government bond money market funds. This shift of capital to U.S. Government money market funds was supportive of repo backed by Agency RMBS, ultimately reducing our funding costs relative to LIBOR. As we receive a floating LIBOR rate on our pay fixed/receive floating interest rate swaps, the resultant decline in the spread between our repo borrowing costs and LIBOR had the effect of lowering our all-in cost of funds on the portion of our debt that we have hedged with pay fixed swaps.

In addition, our wholly-owned captive broker-dealer subsidiary, BES, became fully operational in the third quarter of 2016 as a member of the FICC, providing us with access to additional repo funding with favorable rates and haircuts relative to traditional bilateral repo arrangements. As of December 31, 2016, we had placed approximately $4.7 billion of repo financing at BES, providing further diversification of our funding sources and reducing our net interest expense. We anticipate transitioning a greater share of our repo funding to BES during 2017.
In the third quarter of 2016, our Board of Directors expanded our investment guidelines to include credit-sensitive assets, including CRT securities issued by the GSEs and other third parties. We believe CRT securities provide a compelling opportunity to invest in conforming credit, which has previously been the exclusive purview of the GSEs, and could provide incremental returns to our existing Agency RMBS investments over the longer term.
Our net asset value declined to $21.17 per common share as of December 31, 2016, from $22.59 per common share as of December 31, 2015. Our tangible net book value per common share was $19.50 per common share as of December 31, 2016. The loss in our net asset value was predominately a result of wider spreads on agency MBS relative to benchmark interest rates and the large increase in interest rates experienced during the fourth quarter.
Our economic return on common equity was 3.9% for 2016, comprised of dividends declared per common share of $2.30 and a loss in net asset value of $1.42 per common share. Our total return on our common stock, which includes stock price appreciation and dividend reinvestments, was 18.2% for the year.
The widening of Agency RMBS spreads and favorable funding dynamics that occurred over the course of 2016 have improved the risk-adjusted returns on Agency RMBS investments. In addition, with AGNC’s recent expansion into credit-sensitive investments, we believe that opportunistic investments in CRT securities can provide incremental returns that are less correlated with the interest rate exposure inherent in our Agency RMBS portfolio. Portfolio returns could be further supported by either higher leverage or a reduction in aggregate hedge or funding cost.
Finally, on July 1, 2016, we completed the acquisition of our external Manager, AMM, thereby internalizing our management, which lowers our operating costs and generates management fee income from managing MTGE.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2015	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Dec. 31, 2016 vs Dec. 31, 2015
LIBOR:
1-Month	0.43%	0.44%	0.47%	0.53%	0.77%	+0.34	bps
3-Month	0.61%	0.63%	0.65%	0.85%	1.00%	+0.39	bps
6-Month	0.85%	0.90%	0.92%	1.24%	1.31%	+0.46	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.06%	0.73%	0.59%	0.76%	1.20%	+0.14	bps
3-Year U.S. Treasury	1.32%	0.86%	0.70%	0.87%	1.46%	+0.14	bps
5-Year U.S. Treasury	1.77%	1.22%	1.01%	1.15%	1.92%	+0.15	bps
10-Year U.S. Treasury	2.27%	1.78%	1.49%	1.61%	2.43%	+0.16	bps
30-Year U.S. Treasury	3.01%	2.62%	2.31%	2.33%	3.05%	+0.04	bps
Interest Rate Swap Rate:
2-Year Swap	1.17%	0.85%	0.74%	1.01%	1.46%	+0.29	bps
3-Year Swap	1.41%	0.96%	0.81%	1.07%	1.68%	+0.27	bps
5-Year Swap	1.73%	1.18%	0.99%	1.18%	1.96%	+0.23	bps
10-Year Swap	2.19%	1.64%	1.38%	1.46%	2.32%	+0.13	bps
30-Year Swap	2.62%	2.13%	1.84%	1.78%	2.57%	-0.05	bps
30-Year Fixed Rate Agency Price:
3.0%	$100.01	$102.59	$103.75	$103.95	$99.38	-$0.63
3.5%	$103.18	$104.86	$105.50	$105.53	$102.50	-$0.68
4.0%	$105.83	$106.86	$107.23	$107.41	$105.13	-$0.70
4.5%	$108.00	$108.82	$109.17	$109.52	$107.51	-$0.49
15-Year Fixed Rate Agency Price:
2.5%	$100.80	$102.66	$103.48	$103.56	$100.20	-$0.60
3.0%	$103.02	$104.47	$104.84	$104.99	$102.62	-$0.40
3.5%	$104.72	$105.59	$105.97	$105.41	$104.17	-$0.55
4.0%	$104.41	$104.31	$103.81	$103.73	$102.69	-$1.72
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes the monthly weighted average actual one-month annualized constant prepayment rates on our investment portfolio during fiscal year 2016.

Annualized Monthly Constant Prepayment Rates [1]	Jan. 2016	Feb. 2016	Mar. 2016	Apr. 2016	May 2016	June 2016	July 2016	Aug. 2016	Sep. 2016	Oct. 2016	Nov. 2016	Dec. 2016
AGNC portfolio	10%	8%	9%	12%	11%	13%	14%	13%	16%	15%	14%	14%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of December 31, 2016 and 2015, our investment portfolio consisted of $46.5 billion and $52.5 billion of investment securities, at fair value, respectively, and an $11.2 billion and $7.4 billion net long TBA position, at fair value, respectively. The following table is a summary of our investment portfolio as of December 31, 2016 and 2015 (dollars in millions):

	December 31, 2016				December 31, 2015
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$12,794	$12,867	3.26%	22%	$16,725	$16,865	3.25%	28%
15-year TBA securities	2,188	2,172	2.57%	4%	295	293	3.38%	1%
Total ≤ 15-year	14,982	15,039	3.16%	26%	17,020	17,158	3.25%	29%
20-year RMBS	801	817	3.49%	1%	1,061	1,088	3.48%	2%
30-year:
30-year RMBS	31,553	31,052	3.63%	54%	32,790	32,570	3.70%	54%
30-year TBA securities	9,124	8,993	3.58%	16%	7,135	7,150	3.34%	12%
Total 30-year	40,677	40,045	3.62%	70%	39,925	39,720	3.63%	66%
Total fixed rate Agency RMBS and TBA securities	56,460	55,901	3.49%	97%	58,006	57,966	3.52%	97%
Adjustable rate Agency RMBS	371	379	2.96%	1%	484	495	3.05%	1%
CMO Agency RMBS:
CMO	796	801	3.41%	2%	973	990	3.40%	2%
Interest-only strips	132	151	5.03%	—%	152	179	5.28%	—%
Principal-only strips	136	144	—%	—%	165	174	—%	—%
Total CMO Agency RMBS	1,064	1,096	3.89%	2%	1,290	1,343	3.97%	2%
Total Agency RMBS and TBA securities	57,895	57,376	3.50%	100%	59,780	59,804	3.53%	100%
Non-Agency RMBS	102	101	3.42%	—%	114	113	3.50%	—%
CMBS	23	23	6.55%	—%	—	—	—%	—%
CRT	161	164	5.25%	—%	—	—	—%	—%
Total investment portfolio	$58,181	$57,664	3.51%	100%	$59,894	$59,917	3.53%	100%
Our TBA position is recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of December 31, 2016 and 2015, our TBA position had a net carrying value of $(147) million and $14 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.

The following tables summarize certain characteristics of our Agency RMBS fixed rate portfolio, inclusive of our net TBA position, as of December 31, 2016 and 2015 (dollars in millions):

	December 31, 2016
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$4,877	$4,945	$4,912	26%	101.7%	2.96%	2.05%	50	9%
3.0%	3,460	3,561	3,561	73%	102.9%	3.50%	2.20%	55	9%
3.5%	3,294	3,408	3,450	90%	103.4%	3.95%	2.50%	63	10%
4.0%	2,655	2,766	2,810	89%	104.2%	4.40%	2.69%	72	11%
4.5%	285	298	302	98%	104.6%	4.87%	3.03%	76	11%
≥ 5.0%	4	4	4	22%	103.3%	6.63%	4.65%	112	13%
Total ≤ 15-year	14,575	14,982	15,039	65%	103.1%	3.72%	2.37%	60	10%
20-year
≤ 3.0%	225	223	228	31%	99.4%	3.55%	3.10%	43	8%
3.5%	436	445	454	75%	102.2%	4.06%	3.01%	46	10%
4.0%	54	57	58	50%	104.4%	4.54%	2.97%	64	10%
4.5%	68	73	74	99%	106.7%	4.90%	2.99%	73	11%
≥ 5.0%	3	3	3	—%	106.3%	5.94%	3.33%	104	17%
Total 20-year:	786	801	817	63%	101.9%	4.03%	3.03%	49	10%
30-year:
3.0%	7,390	7,482	7,357	20%	100.1%	3.57%	2.97%	26	6%
3.5%	16,365	17,227	16,849	72%	105.4%	4.07%	2.75%	38	7%
4.0%	13,464	14,368	14,224	61%	107.4%	4.51%	2.92%	45	7%
4.5%	1,246	1,341	1,352	87%	107.6%	4.97%	3.30%	67	8%
5.0%	119	127	130	65%	106.8%	5.45%	3.73%	104	10%
≥ 5.5%	120	132	133	38%	110.0%	6.20%	3.40%	122	14%
Total 30-year	38,704	40,677	40,045	56%	105.4%	4.19%	2.86%	40	7%
Total fixed rate	$54,065	$56,460	$55,901	58%	104.6%	4.05%	2.73%	46	8%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $100,000 for 15-year and 30-year securities, respectively, as of December 31, 2016.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 113% and 135% for 15-year and 30-year securities, respectively, as of December 31, 2016. Includes $0.8 billion and $5.1 billion of 15-year and 30-year securities, respectively, with >105 LTV pools, which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2016.

	December 31, 2015
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,162	$4,238	$4,221	47%	101.8%	2.97%	2.04%	38	8%
3.0%	4,178	4,307	4,319	73%	103.1%	3.50%	2.22%	43	9%
3.5%	4,332	4,489	4,557	88%	103.6%	3.95%	2.53%	51	10%
4.0%	3,439	3,591	3,662	89%	104.4%	4.40%	2.71%	60	11%
4.5%	372	390	394	98%	104.9%	4.87%	3.04%	64	12%
≥ 5.0%	5	5	5	28%	103.8%	6.51%	4.54%	97	13%
Total ≤ 15-year	16,488	17,020	17,158	75%	103.2%	3.71%	2.38%	48	10%
20-year
≤ 3.0%	287	285	294	28%	99.3%	3.55%	3.11%	31	8%
3.5%	600	613	628	64%	102.2%	4.05%	3.04%	33	10%
4.0%	66	69	70	48%	104.5%	4.54%	2.97%	52	11%
4.5%	84	90	92	99%	106.7%	4.90%	3.03%	61	10%
≥ 5.0%	4	4	4	—%	106.1%	5.92%	3.35%	92	18%
Total 20-year:	1,041	1,061	1,088	56%	101.9%	4.03%	3.06%	37	9%
30-year:
≤ 3.0%	6,837	6,852	6,845	2%	100.6%	3.59%	2.92%	31	6%
3.5%	16,627	17,383	17,188	51%	104.7%	4.09%	2.84%	26	7%
4.0%	12,888	13,733	13,687	57%	106.7%	4.54%	2.99%	29	8%
4.5%	1,524	1,629	1,664	87%	106.8%	4.96%	3.39%	55	9%
5.0%	148	158	163	66%	106.4%	5.45%	3.74%	92	11%
≥ 5.5%	155	170	173	38%	109.5%	6.20%	3.40%	109	16%
Total 30-year	38,179	39,925	39,720	46%	105.2%	4.27%	2.93%	30	8%
Total fixed rate	$55,708	$58,006	$57,966	55%	104.5%	4.08%	2.75%	36	8%
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
As of December 31, 2016 and 2015, the combined weighted average yield on our investment securities (excluding TBAs) was 2.77% and 2.78%, respectively.
Our pass-through Agency RMBS collateralized by adjustable rate mortgage loans, or ARMs, have coupons linked to various indices. As of December 31, 2016 and 2015, our ARM securities had a weighted average next reset date of 39 months and 46 months, respectively.
As of December 31, 2016 and 2015, our investments in non-Agency securities had the following credit ratings:

	December 31, 2016			December 31, 2015
Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$99	$—	$—	$113	$—
BBB	—	—	23	—	—	—
B	164	2	—	—	—	—
Total	$164	$101	$23	$—	$113	$—
 ________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans that have been guaranteed by Fannie Mae or Freddie Mac, subject to their underwriting standards. As of December 31, 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, with weighted average coupons of underlying collateral ranging from 4.0% to 4.2%. The loans underlying our CRT securities were originated between 2015 and 2016.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates relate to the recognition of interest income and the fair value of our investments and derivatives. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts based on such estimates. The remainder of our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and their contractual terms and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over the projected lives of the securities, including contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2016 was 104.7% of par value; therefore, faster actual or projected prepayments can have a meaningful negative impact, while slower actual or projected prepayments can have a meaningful positive impact, on our asset yields.
Future prepayment rates are difficult to predict and we rely on a third-party service provider and our experience and analysis of historical and current market data in order to arrive at what we believe to be reasonable estimates. We use a third-party service to provide estimates for prepayment speeds using models that incorporate the forward yield curve, current mortgage rates and mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the prepayment speeds estimated by the third-party service and, based on our judgment, we may make adjustments to their estimates.
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
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Consequently, under different conditions, we could report materially different amounts. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K includes the estimated change in our net interest income should interest rates go up or down by 50 and 100 basis points, assuming the yield curves of the rate shocks will be parallel to each other and the current yield curve.
At the time we purchase non-Agency securities that are not of high credit quality, we determine an effective interest rate based on our estimate of the timing and amount of cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any. Our cash flow estimates for these investments are based on our judgment and observations of current information and events. These estimates include assumptions related to interest rates, prepayment rates and the timing and amount of credit losses. Furthermore, other market participants could use materially different assumptions with respect to default rates, severities, loss timing, or prepayments. Our assumptions are subject to future events that may impact our estimates and interest income, and as a result, actual results may differ significantly from these estimates.
Fair Value of Investment Securities
We estimate the fair value of our investment securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and ask prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We generally obtain 3 to 6 quotes or prices (referred to as "marks") per security. We attempt to validate marks obtained from pricing services and broker dealers by comparing them to our recent completed transactions involving the same or similar securities on or near the reporting date. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently estimated.
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
If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. However, with respect to the first condition, since the liquidity of the Agency securities market allows us to obtain competitive bids and execute on a sale transaction typically within a day of making the decision to sell a security, we generally do not make decisions to sell specific mortgage securities until shortly prior to initiating a sell order. In some instances, we may sell specific Agency securities by delivering the securities into existing short TBA contracts. TBA market conventions require the identification of the specific securities to be delivered no later than 48 hours prior to settlement. If we settle a short TBA contract through the delivery of securities, we will generally identify the specific securities to be delivered within one to two days before the 48-hour deadline.
If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. However, in evaluating if the third condition exists, our investments in Agency securities typically would not have a credit component since the principal and interest are guaranteed by a GSE and, therefore, any unrealized loss is not the result of a credit loss. In addition, since unrealized gains and losses for securities designated as available-for-sale are recognized in OCI, any impairment loss for non-credit components is already recognized in OCI.
Derivative Financial Instruments/Hedging Activity

We use a variety of derivative instruments to reduce our exposure to market risks, including interest rate, prepayment, extension and credit risks. Our risk management objective is to reduce fluctuations in net asset value over a range of interest rate scenarios. The principal instruments that we use are interest rate swaps and swaptions. We also utilize TBA contracts for the forward purchase or sale of Agency RMBS securities on a generic pool basis and we utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also purchase or write put or call options on TBA securities and utilize other types of derivative instruments to hedge a portion of our risk.

We recognize all derivatives as either assets or liabilities on the balance sheet, measured at fair value. Since discontinuing hedge accounting in 2011, we do not designate any of our derivative instruments as hedges for GAAP accounting purposes; therefore, all changes in the fair value of our derivative instruments are reported in earnings in our consolidated statement of comprehensive income in gain (loss) on derivatives and other securities, net during the period in which they occur.

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
We estimate the fair value of our derivative instruments using "Level 1" inputs from unadjusted quoted prices for identical instruments in active markets or "Level 2" inputs from third-party pricing services, non-binding dealer quotes and/or daily settlement prices from central clearing exchanges, which are derived from common market pricing methods. In considering the effect of nonperformance risk on our estimate of fair value, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that neither our own nor our counterparty risk is significant to the overall valuation of these agreements.

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

Specifically, in the case of "adjusted net interest and dollar roll income," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our statement of operations, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements in such measure and in "adjusted net interest expense," which are recognized under GAAP in other gain (loss), is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and inclusion of all periodic interest rate swap settlement costs is more indicative of our total cost of funds than interest expense alone. In the case of "net spread and dollar roll income, excluding 'catch-up' premium amortization," we believe the exclusion of "catch-up" adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. We also believe the exclusion of non-recurring transactions costs reported in general, administrative and other expense under GAAP is meaningful as they represent non-recurring transaction costs associated with our acquisition of AMM and are not representative of ongoing operating costs. In the case of estimated taxable income, we believe it is meaningful information because it directly relates to the amount of dividends we are required to distribute in order to maintain our REIT qualification status.

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

FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015
Interest Income and Asset Yield
The following table summarizes our interest income for fiscal years 2016 and 2015 (dollars in millions):

	Fiscal Year 2016		Fiscal Year 2015
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$1,721	3.64%	$1,874	3.62%
Net premium amortization	(400)	(0.96)%	(408)	(0.91)%
Interest income	$1,321	2.68%	$1,466	2.71%
Weighted average actual portfolio CPR for securities held during the period	12%		10%
Weighted average projected CPR for the remaining life of securities held as of period end	8%		8%
Average 30-year fixed rate mortgage rate as of period end [1]	4.32%		4.01%
10-year U.S. Treasury rate as of period end	2.43%		2.27%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the decrease in interest income from fiscal year 2015 to 2016 (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Fiscal Year 2016 vs. 2015
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income	$(145)	$(129)	$(16)

The size of our average investment portfolio decreased in par value, compared to the prior year period, by 9% for fiscal year 2016. The decline was largely due to a relative shift from investments recognized as securities on our consolidated financial statements to investments in TBA contracts recognized as derivative assets/(liabilities) on our consolidated financial statements and a decline in our stockholders' equity due to share repurchases and price declines on our portfolio, net of hedges.
Our average asset yield was down slightly at 2.68% for fiscal year 2016, compared to 2.71% for the prior year. Excluding "catch-up" premium amortization cost due to changes in our projected CPR estimates, our average asset yield was 2.70% for fiscal year 2016, compared to 2.72% for the prior year period. The yield decline in our average asset was largely due to changes in our portfolio composition.
Leverage
Our primary measures of leverage are our "at risk" leverage and our tangible net book value "at risk" leverage ratio. "At risk" leverage is measured as the sum of our mortgage borrowings (consisting of repurchase agreements used to fund our investment securities ("Agency repo"), FHLB advances and debt of consolidated VIEs), net TBA position (at cost) and our net receivable/payable for unsettled investment securities divided by the sum of our total stockholders' equity. Tangible net book value "at risk" leverage includes adjustments to exclude goodwill and other intangible assets, net of accumulated amortization, related to our acquisition of AMM from stockholders' equity.
We include our net TBA position in our measures of leverage because a long TBA position carries similar risks as if we had purchased the underlying Agency RMBS and funded the purchases with on-balance sheet funding liabilities. Similarly, a short TBA position has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") are excluded from our measures of leverage due to the temporary and highly liquid nature of these investments.

Our total "at risk" leverage was 7.1x and 6.8x our stockholders' equity as of December 31, 2016 and 2015, respectively. Our tangible net book value "at risk" leverage was 7.7x our tangible stockholders' equity as of December 31, 2016. The table below presents our average and quarter-end mortgage borrowings, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long/(Short) [2]		Average Total "At Risk" Leverage during the Period [3]	Tangible Net Book Value Average Total "At Risk" Leverage during the Period [4]	"At Risk" Leverage as of Period End [5]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2016	$41,031	$42,157	$41,183	$14,141	$11,312	7.3:1	7.8:1	7.1:1	7.7:1
September 30, 2016	$44,401	$46,555	$41,154	$10,748	$15,540	7.1:1	7.6:1	7.2:1	7.7:1
June 30, 2016	$46,948	$48,875	$45,502	$8,238	$6,975	7.2:1	N/A	7.2:1	N/A
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	7.0:1	N/A	7.3:1	N/A
December 31, 2015	$47,018	$50,078	$46,077	$7,796	$7,430	6.8:1	N/A	6.8:1	N/A
September 30, 2015	$43,308	$46,049	$44,683	$9,434	$7,265	6.2:1	N/A	6.8:1	N/A
June 30, 2015	$50,410	$55,097	$45,860	$5,973	$7,104	6.2:1	N/A	6.1:1	N/A
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	6.5:1	N/A	6.4:1	N/A
_______________________

1.	Mortgage borrowings includes Agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

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

5.
"At risk" leverage as of period end was calculated by dividing the sum of the amount of mortgage borrowings outstanding, net payables and receivables for unsettled investment securities and the cost basis (or contract price) of our net TBA position by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities at period end.

Interest Expense and Cost of Funds
Our interest expense is comprised of interest expense on our mortgage borrowings (primarily comprised of Agency repo) and the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Upon our election to discontinue hedge accounting under GAAP as of September 30, 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and has been reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap through fiscal year 2016.
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our mortgage borrowings outstanding, includes periodic interest costs on our interest rate swaps reported in gain/loss on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees, forward starting swaps and costs associated with our other supplemental hedges, such as swaptions and U.S. Treasury positions. Our cost of funds also does not include the implied financing cost of our net TBA dollar roll position, although it includes interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, our cost of funds measured as a percentage of our outstanding mortgage borrowings is higher than if we allocated a portion of our swap hedge costs to our TBA dollar roll funded assets.

Our average cost of funds declined to 1.45% for fiscal year 2016, compared to 1.49% for the prior year period. The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for fiscal years 2016 and 2015 (dollars in millions):

	Fiscal Year 2016		Fiscal Year 2015
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Interest expense on mortgage borrowings	$355	0.79%	$229	0.47%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	39	0.09%	101	0.21%
Total interest expense	394	0.88%	330	0.68%
Other periodic interest costs of interest rate swaps, net	255	0.57%	393	0.81%
Total adjusted net interest expense and cost of funds	$649	1.45%	$723	1.49%
 _______________________

1.	Percent of our average mortgage borrowings outstanding for the period.

The principal elements impacting our adjusted net interest expense are the size of our average mortgage borrowings outstanding during the period, the size of our average interest rate swap balance outstanding (excluding forward starting swaps), the average interest rate on our borrowings and the average net pay rate on our pay-fixed receive-floating interest rate swaps. The following is a summary of the estimated impact of each of these elements impacting the decrease in our adjusted net interest expense for fiscal year 2016, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Fiscal Year 2016 vs. 2015
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Interest expense on mortgage borrowings	$126	$(21)	$147
Periodic interest rate swap costs [1]	(200)	(23)	(177)
Total change in adjusted net interest expense	$(74)	$(44)	$(30)
_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The average interest rate on our borrowings increased for fiscal year 2016 by 32 bps, which was largely a function of Fed Funds rate increases in December of 2015 and 2016. The size of our average borrowings outstanding decreased 8% for the year, which was largely due to the combination of a relative shift from Agency RMBS to TBA holdings and portfolio adjustments due to the decline in our average shareholders' equity. As shown in the tables below, the size of our interest rate swap portfolio increased relative to our mortgage borrowings, but decreased overall in both absolute dollar terms and relative to the combined total of our mortgage borrowings and TBA securities outstanding during the year. We generally ran a lower interest rate hedge ratio though-out much of 2016, compared to the prior year, before increasing our hedge ratio during the fourth quarter of 2016. The decline in the average net pay rate on our pay-fixed receive-floating interest rate swaps was a function of both a lower average pay-fixed rate and a higher average receive-floating rate.

The table below presents a summary of our average mortgage borrowings and our average interest rates swaps outstanding, excluding forward starting swaps, for fiscal years 2016 and 2015 (dollars in millions):

	Fiscal Year
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2016	2015
Average mortgage borrowings	$44,566	$48,641
Average notional amount of interest rate swaps (excluding forward starting swaps)	$33,541	$35,220
Average ratio of interest rate swaps to mortgage borrowings	75%	72%

Weighted average pay rate on interest rate swaps	1.56%	1.68%
Weighted average receive rate on interest rate swaps	(0.69)%	(0.28)%
Weighted average net pay rate on interest rate swaps	0.87%	1.40%

For the fiscal year ended 2016, we had an average balance of $4.8 billion of forward starting interest rate swaps outstanding, compared to $10.2 billion for the prior year period. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. We enter into forward starting interest rate swaps based on a variety of factors, including our view of the forward yield curve and the timing of potential changes in short-term interest rates, time to deploy new capital, amount and timing of expirations of our existing interest rate swap portfolio, current and anticipated swap spreads and our desire to mitigate our exposure to specific sectors of the yield curve.
Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 70% for fiscal year 2016, compared to 81% for fiscal year 2015.

	Fiscal Year
Average Ratio of Interest Rate Swaps Outstanding (Including Forward Starting Swaps) to Mortgage Borrowings and Net TBA Position	2016	2015
Average mortgage borrowings	$44,566	$48,641
Average net TBA position - at cost	10,329	7,547
Total average mortgage borrowings and net TBA position	$54,895	$56,188
Average notional amount of interest rate swaps (including of forward starting swaps)	$38,362	$45,446
Average ratio of interest rate swaps to mortgage borrowings and net TBA position	70%	81%
Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for fiscal years 2016 and 2015 (dollars in millions):

	Fiscal Year
	2016	2015
Net interest income	$927	$1,136
Other periodic interest costs of interest rate swaps, net [1]	(255)	(393)
TBA dollar roll income [1]	216	237
Management fee income	8	—
Dividend from REIT equity securities [1]	2	6
Adjusted net interest and dollar roll income	898	986
Operating expenses:
Total operating expenses	105	139
Non-recurring transaction costs	(9)	—
Adjusted operating expenses	96	139
Net spread and dollar roll income	802	847
Dividend on preferred stock	28	28
Net spread and dollar roll income available to common stockholders	774	819
Estimated "catch-up" premium amortization cost due to change in CPR forecast	10	1
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$784	$820

Weighted average number of common shares outstanding - basic and diluted	331.9	348.6
Net spread and dollar roll income per common share - basic and diluted	$2.33	$2.35
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$2.36	$2.35
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for fiscal year 2016 was largely unchanged at $2.36 per common share compared to $2.35 per common share for the prior year period, as the decline in our interest and TBA dollar roll income was largely offset by the decline in our funding costs, net of interest rate swap hedges, and lower operating costs as a function of our management internalization at the start of the third quarter.
Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds inclusive of TBAs), excluding catch-up premium amortization cost, was 1.41% for fiscal year 2016, compared to 1.48% for the prior year period. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.39% for fiscal year 2016, compared to 1.48%, respectively.
Gain (Loss) on Sale of Investment Securities, Net
The following table is a summary of our net gain (loss) on sale of investment securities for fiscal years 2016 and 2015 (in millions):

	Fiscal Year
	2016	2015
Investment securities sold, at cost	$(17,907)	$(27,578)
Proceeds from sale [1]	18,016	27,555
Net gain (loss) on sale of investment securities	$109	$(23)

Gross gain on sale of investment securities	$123	$98
Gross loss on sale of investment securities	(14)	(121)
Net gain (loss) on sale of investment securities	$109	$(23)
 _______________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2016 and 2015 (in millions):

	Fiscal Year
	2016	2015
Periodic interest costs of interest rate swaps, net	$(255)	$(393)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	216	237
TBA securities - mark-to-market net gain (loss)	(114)	246
Payer swaptions	(30)	(77)
Receiver swaptions	—	15
U.S. Treasury securities - long position	7	(33)
U.S. Treasury securities - short position	(85)	(72)
U.S. Treasury futures - short position	(12)	(21)
Interest rate swap termination fees	(1,145)	(327)
REIT equity securities	—	4
Other	8	1
Total realized loss on derivative instruments and other securities, net	(1,155)	(27)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(161)	(178)
Interest rate swaps	1,003	(212)
Payer swaptions	27	42
Receiver swaptions	—	(11)
U.S. Treasury securities - long position	—	(5)
U.S. Treasury securities - short position	219	4
U.S. Treasury futures - short position	7	9
Debt of consolidated VIEs	(3)	16
REIT equity securities	9	(9)
Other	(1)	—
Total unrealized gain (loss) on derivative instruments and other securities, net	1,100	(344)
Total loss on derivative instruments and other securities, net	$(310)	$(764)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.

Operating Expenses
Prior to our acquisition of AMM and related management internalization on July 1, 2016, we paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There was no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $52 million and $116 million for fiscal year 2016 and 2015, respectively. Following our management internalization, we no longer incur a management fee, but we incur expenses associated with an internally managed organization, including compensation expense previously borne by our Manager. For fiscal year 2016, we had compensation and benefits expense of $19 million, consisting primarily of base salary, accrued bonuses and benefits expense, including approximately $2 million of accrued retention bonuses made to certain members of AMM's legacy work-force at the time of our Internalization.
We had a negligible amount of equity-based compensation expense during 2016, as our 2016 Equity and Incentive Compensation Plan ("2016 Equity Plan") was not approved by stockholders until December 9, 2016. Our 2016 Equity Plan provides for grants of equity-based compensation to our employees in order to both attract, motivate and retain high quality employees and align our employees' interests with the interests of our stockholders. We expect the equity-based compensation component of our total compensation and benefits expense to increase in future periods as we grant awards to employees under the Plan and expense them over subsequent periods.
We incurred other operating expenses of $34 million and $23 million for fiscal year 2016 and 2015, respectively, which primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expenses. For fiscal year 2016, our other operating expenses included $9 million of non-recurring transaction costs and approximately $2 million of intangible asset amortization expense associated with our acquisition of AMM.
Our total annualized operating expense as a percentage of our average stockholders' equity was 1.36% and 1.58% for fiscal years 2016 and 2015, respectively.
Dividends and Income Taxes
For fiscal years 2016 and 2015, we had estimated taxable income available to common stockholders of $260 million and $431 million (or $0.78 and $1.24 per common share), respectively. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.

The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2016 and 2015 (dollars in millions, except per share amounts):

	Fiscal Year
	2016	2015
Net income (loss)	$623	$215
Estimated book to tax differences:
Premium amortization, net	(46)	(32)
Realized gain/loss, net	1,034	14
Net capital loss/(utilization of net capital loss carryforward)	(232)	(77)
Unrealized gain/loss, net	(1,094)	339
Other	3	—
Total book to tax differences	(335)	244
Estimated REIT taxable income	288	459
Dividend on preferred stock	28	28
Estimated REIT taxable income available to common stockholders	$260	$431
Weighted average number of common shares outstanding - basic and diluted	331.9	348.6
Estimated REIT taxable income per common share - basic and diluted	$0.78	$1.24

Beginning cumulative non-deductible net capital loss	$684	$761
Utilization of net capital loss carryforward	(232)	(77)
Ending cumulative non-deductible net capital loss	$452	$684
Ending cumulative non-deductible net capital loss per ending common share	$1.37	$2.03
As of December 31, 2016, we had $0.5 billion (or $1.37 per common share) of net capital loss carryforwards, which can be carried forward and applied against future net capital gains through fiscal year 2018.
As of December 31, 2016 and 2015, we had distributed all of our estimated taxable income for fiscal years 2016 and 2015, respectively. Accordingly, we do not expect to incur an income tax or excise tax liability on our 2016 taxable income, nor did we incur such liabilities on our 2015 taxable income.
The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during fiscal years 2016 and 2015:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
December 31, 2016	$0.50000	$0.484375	$0.54
September 30, 2016	$0.50000	$0.484375	$0.56
June 30, 2016	$0.50000	$0.484375	$0.60
March 31, 2016	$0.50000	$0.484375	$0.60
Total	$2.00000	$1.937500	$2.30

December 31, 2015	$0.50000	$0.484375	$0.60
September 30, 2015	$0.50000	$0.484375	$0.60
June 30, 2015	$0.50000	$0.484375	$0.62
March 31, 2015	$0.50000	$0.484375	$0.66
Total	$2.00000	$1.937500	$2.48

Other Comprehensive Income (Loss)
Other comprehensive income (loss) primarily consists of unrealized gains and losses on our securities designated as "available-for-sale" (see Note 2 to our Consolidated Financial Statements in this Form 10-K). The following table summarizes the components of our other comprehensive income (loss) for fiscal years 2016 and 2015 (in millions):

	Fiscal Year
	2016	2015
Unrealized gain (loss) on available-for-sale securities, net:
Unrealized loss, net	$(261)	$(620)
Reversal of prior period unrealized (gain) loss, net, upon realization	(109)	23
Unrealized loss on available-for-sale securities, net:	(370)	(597)
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	39	101
Total other comprehensive loss	$(331)	$(496)

For fiscal years 2016 and 2015, we had net unrealized gains/(losses) on investment securities measured at fair value through net income of $(6) million and $5 million, respectively.

FISCAL YEAR 2015 COMPARED TO FISCAL YEAR 2014:
Interest Income and Asset Yield
The following table summarizes our interest income for fiscal years 2015 and 2014 (dollars in millions):

	Fiscal Year 2015		Fiscal Year 2014
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$1,874	3.62%	$1,945	3.63%
Net premium amortization	(408)	(0.91)%	(473)	(1.00)%
Interest income	$1,466	2.71%	$1,472	2.63%
Weighted average actual portfolio CPR for securities held during the period	10%		9%
Weighted average projected CPR for the remaining life of securities held as of period end	8%		9%
Average 30-year fixed rate mortgage rate as of period end [1]	4.01%		3.87%
10-year U.S. Treasury rate as of period end	2.27%		2.17%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The following is a summary of the estimated impact of the principal elements impacting our interest income on the decrease in interest income from fiscal year 2014 to 2015 (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Fiscal Year 2015 vs. 2014
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income	$(6)	$(53)	$47

The size of our average investment portfolio decreased in par value, compared to the prior year period, by 3% for fiscal year 2015. The decline was largely due to a relative shift from investments recognized as securities on our consolidated financial statements to investments in TBA securities recognized as derivative assets/liabilities on our consolidated financial statements.
Our average asset yield differed from the prior year period largely due to fluctuations in "catch-up" premium amortization cost recognized due to changes in our projected CPR estimates. We recognized "catch-up" premium amortization cost of $1 million for fiscal year 2015, compared to $53 million for the prior year period. Excluding "catch-up" premium amortization cost, our average asset yield was 2.72% for fiscal year 2015, unchanged from fiscal year 2014.
Leverage

Our total "at risk" leverage was 6.8x and 6.9x our stockholders' equity as of December 31, 2015 and 2014, respectively. The table below presents our average and quarter-end mortgage borrowings, net TBA position and "at risk" leverage ratios for each of the three month periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long / (Short) [2]		Average Total "At Risk" Leverage during the Period [1,3]	"At Risk" Leverage as of Period End [1,4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2015	$47,018	$50,078	$46,077	$7,796	$7,430	6.8:1	6.8:1
September 30, 2015	$43,308	$46,049	$44,683	$9,434	$7,265	6.2:1	6.8:1
June 30, 2015	$50,410	$55,097	$45,860	$5,973	$7,104	6.2:1	6.1:1
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	6.5:1	6.4:1
December 31, 2014	$45,554	$49,170	$49,150	$18,492	$14,576	6.9:1	6.9:1
September 30, 2014	$46,694	$50,989	$44,368	$15,680	$17,769	6.7:1	6.7:1
June 30, 2014	$50,448	$52,945	$48,362	$13,963	$18,184	7.1:1	6.9:1
March 31, 2014	$57,544	$63,117	$50,454	$4,534	$14,127	7.2:1	7.6:1

_______________________

1.	Mortgage borrowings includes Agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average "at risk" leverage during the period was calculated by dividing the sum of our daily weighted average mortgage borrowings and net TBA position (at cost) outstanding by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities.

4.
"At risk" leverage as of period end was calculated by dividing the sum of the amount of mortgage borrowings outstanding, net payable and receivables for unsettled Agency securities and the cost basis of our net TBA position (at cost) by the sum of our total stockholders' equity less the fair value of our investment in REIT equity securities.

Interest Expense and Cost of Funds

Our average cost of funds increased to 1.49% for fiscal year 2015, compared to 1.40% for the prior year period. The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for fiscal years 2015 and 2014 (dollars in millions):

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

The following is a summary of the estimated impact of the principal elements impacting the increase in our adjusted net interest expense for fiscal year 2015, compared to the prior year period (in millions):

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

The table below presents a summary of our average mortgage borrowings and our average interest rates swaps outstanding, excluding forward starting swaps, for fiscal years 2015 and 2014 (dollars in millions):

	Fiscal Year
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2015	2014
Average mortgage borrowings	$48,641	$50,015
Average notional amount of interest rate swaps (excluding forward starting swaps)	$35,220	$33,988
Average ratio of interest rate swaps to mortgage borrowings	72%	68%

Weighted average pay rate on interest rate swaps	1.68%	1.64%
Weighted average receive rate on interest rate swaps	(0.28)%	(0.21)%
Weighted average net pay rate on interest rate swaps	1.40%	1.43%

For the fiscal year ended 2015, we had an average balance of $10.2 billion of forward starting interest rate swaps outstanding, compared to $2.4 billion for fiscal year 2014. Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 81% for fiscal year 2015, compared to 58% for fiscal year 2014.

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
Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for fiscal years 2015 and 2014 (dollars in millions):

	Fiscal Year
	2015	2014
Net interest income	$1,136	$1,100
Other periodic interest costs of interest rate swaps, net [1]	(393)	(330)
TBA dollar roll income [1]	237	20
Dividend from REIT equity securities [1]	6	505
Adjusted net interest and dollar roll income	986	1,295
Operating expenses	139	141
Net spread and dollar roll income	847	1,154
Dividend on preferred stock	28	23
Net spread and dollar roll income available to common stockholders	819	1,131
Estimated "catch-up" premium amortization cost due to change in CPR forecast	1	53
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$820	$1,184

Weighted average number of common shares outstanding - basic and diluted	348.6	353.3
Net spread and dollar roll income per common share - basic and diluted	$2.35	$3.20
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$2.35	$3.35
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for fiscal year 2015 decreased to $2.35 from $3.35 per common share for fiscal year 2014, largely due to higher repo costs and a decline in TBA dollar roll income relative to our average TBA position, partially offset by higher "at risk" leverage and lower operating costs.
Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds inclusive of TBAs), excluding catch-up premium amortization cost, was 1.48% for fiscal year 2015, compared to 1.83% for fiscal year 2014. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.48% for fiscal year 2015, compared to 1.75%, for fiscal year 2014.

Gain (Loss) on Sale of Investment Securities, Net
The following table is a summary of our net gain (loss) on sale of investment securities for fiscal years 2015 and 2014 (in millions):

	Fiscal Year
	2015	2014
Investment securities sold, at cost	$(27,578)	$(30,123)
Proceeds from sale [1]	27,555	30,174
Net gain (loss) on sale of investment securities	$(23)	$51

Gross gain on sale of investment securities	$98	$172
Gross loss on sale of investment securities	(121)	(121)
Net gain (loss) on sale of investment securities	$(23)	$51
 _______________________

1.	Proceeds include cash received during the period, plus receivable for MBS sold during the period as of period end.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2015 and 2014 (in millions):

	Fiscal Year
	2015	2014
Periodic interest costs of interest rate swaps, net	$(393)	$(330)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	237	505
TBA securities - mark-to-market net gain (loss)	246	416
Payer swaptions	(77)	(171)
Receiver swaptions	15	(1)
U.S. Treasury securities - long position	(33)	7
U.S. Treasury securities - short position	(72)	(378)
U.S. Treasury futures - short position	(21)	(34)
Interest rate swap termination fees	(327)	(127)
REIT equity securities	4	71
Other	1	(10)
Total realized gain (loss) on derivative instruments and other securities, net	(27)	278
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(178)	196
Interest rate swaps	(212)	(1,381)
Payer swaptions	42	(22)
Receiver swaptions	(11)	12
U.S. Treasury securities - long position	(5)	59
U.S. Treasury securities - short position	4	(42)
U.S. Treasury futures - short position	9	(42)
Debt of consolidated VIEs	16	(10)
REIT equity securities	(9)	4
Other	—	3
Total unrealized gain (loss) on derivative instruments and other securities, net	(344)	(1,223)
Total gain (loss) on derivative instruments and other securities, net	$(764)	$(1,275)
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
The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2015 and 2014 (dollars in millions, except per share amounts):

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
For fiscal years 2015 and 2014, we distributed all of our taxable income within the limits prescribed by the Internal Revenue Code. Accordingly, we did not incur an income tax or excise tax liability on our 2015 and 2014 taxable income.

The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during fiscal years 2015 and 2014:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
December 31, 2015	$0.50000	$0.484375	$0.60
September 30, 2015	$0.50000	$0.484375	$0.60
June 30, 2015	$0.50000	$0.484375	$0.62
March 31, 2015	$0.50000	$0.484375	$0.66
Total	$2.00000	$1.937500	$2.48

December 31, 2014	$0.50000	$0.484375	$0.66
September 30, 2014	$0.50000	$0.484375	$0.65
June 30, 2014	$0.50000	$0.360590	$0.65
March 31, 2014	$0.50000	$—	$0.65
Total	$2.00000	$1.329340	$2.61
Other Comprehensive Income (Loss)
The following table summarizes the components of our other comprehensive income (loss) for fiscal years 2015 and 2014 (in millions):

	Fiscal Year
	2015	2014
Unrealized gain (loss) on available-for-sale securities, net:
Unrealized gain (loss), net	$(620)	$1,708
Reversal of prior period unrealized (gain) loss, net, upon realization	23	(51)
Unrealized gain (loss) on available-for-sale securities, net:	(597)	1,657
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	101	156
Total other comprehensive income (loss)	$(496)	$1,813

For fiscal years 2015 and 2014, we had net unrealized gains on investment securities measured at fair value through net income of $5 million and $32 million, respectively.

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, asset sales, receipts of monthly principal and interest payments on our investment portfolio and equity offerings. We also enter into TBA contracts as a means of acquiring or disposing of Agency securities and utilize TBA dollar roll transactions to finance Agency RMBS purchases. Because the level of our borrowings can be adjusted on a daily basis, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. Our leverage will vary periodically depending on market conditions and our assessment of risks and returns. We generally would expect our leverage to be within six to eleven times the amount of our tangible stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. We currently expect to distribute 100% of our taxable income so that we are not subject to U.S. federal and state corporate income taxes. Our REIT distribution requirement limits our ability to retain earnings and thereby replenish or increase capital from operations.
Debt Capital
As of December 31, 2016 and 2015, our mortgage borrowings and net TBA position consisted of the following ($ in millions):

	December 31, 2016		December 31, 2015
Mortgage Funding	Amount	%	Amount	%
Repurchase agreements used to fund Agency RMBS [1,2]	$37,686	71%	$41,729	78%
FHLB advances	3,037	6%	3,753	7%
Debt of consolidated variable interest entities, at fair value	460	1%	595	1%
Total mortgage borrowings	41,183	78%	46,077	86%
Net TBA position, at cost	11,312	22%	7,430	14%
Total mortgage funding	$52,495	100%	$53,507	100%
______________________
1. Excludes repurchase agreements used to fund U.S. Treasury securities of $172 million and $25 million as of December 31, 2016 and 2015, respectively.
2. Excludes a net receivable of $21 million and a net payable of $182 million for unsettled purchases and sales of investment securities as of December 31, 2016 and 2015, respectively.
Our "at risk" leverage ratio was 7.1x as of December 31, 2016, compared to 6.8x as of December 31, 2015, measured as the sum of our total mortgage borrowings, net TBA position (at cost) and net payable for unsettled investment securities divided by the sum of our total stockholders' equity less our investments in REIT equity securities. Our tangible net book value "at risk" leverage was 7.7x our tangible stockholders' equity as of December 31, 2016.
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
As of December 31, 2016 , we had $37.7 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average cost of funds of 0.98% and a weighted average remaining days-to-maturity of 187 days, compared $41.7 billion, 0.61% and 173 days, respectively, as of December 31, 2015.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2016, we had master repurchase agreements with 38 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, BES. As of December 31, 2016, less than 6% of our stockholders' equity was at risk with any one repo counterparty, and our top five repo counterparties represented less than 14% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2016. For further details regarding our borrowings under repurchase agreements and concentration of credit risk as of December 31, 2016, please refer to Notes 4 and 6 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2016
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	20	68%
Europe	13	20%
Asia	5	12%
	38	100%

Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout fiscal year 2016, haircuts on our pledged collateral remained stable and, as of December 31, 2016, our weighted average haircut was approximately 5% of the value of our collateral.
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
As of December 31, 2016, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.2 billion and unpledged securities of approximately $1.8 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
During 2015, we formed a wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC. BES became operational and received final membership approval to the FICC during the third quarter of 2016. BES has direct access to bilateral and triparty funding as a FINRA member broker-dealer. As an eligible institution, BES also raises funds through the General Collateral Finance Repo service offered by the FICC, with the FICC acting as the central counterparty, and thus provides us greater depth and diversity of repurchase agreement funding while also lowering our funding costs and limiting our counterparty exposure. As of December 31, 2016, we had entered into $4.7 billion of repurchase agreement funding through BES and expect to continue to expand our financing activity through BES during 2017.
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

Our derivative agreements typically require that we pledge/receive collateral on such agreements to/from our counterparties in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day.
Similar to repurchase agreements, our use of derivatives exposes us to counterparty credit risk relating to potential losses that could be recognized in the event that our counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared interest rate swaps, as of December 31, 2016, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared interest rate swap contracts, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchange's initial and daily mark to market margin requirements and a clearinghouse guarantee fund and other resources that are available in the event of a clearing member default.
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts (see Notes 2 and 5 to our Consolidated Financial Statements in this Form 10-K).
Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2016, we had a net long TBA position with a total market value and a total cost basis of $11.2 billion and $11.3 billion, respectively, and a net carrying value of $(147) million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-K.
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

Federal Home Loan Bank Membership

In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was approved as a member of the FHLB of Des Moines. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans, called "advances." In January 2016, the FHFA released its final rule on changes to regulations concerning FHLB membership criteria. The final rule terminated OGI's FHLB membership and required repayment of all advances at the earlier of their contractual maturity dates or a one year period after the effective date of the final rule that concluded in February 2017. As of December 31, 2016, we had $3.0 billion of FHLB advances outstanding with a weighted average interest rate of 0.73% and a weighted average remaining days to maturity of 28 days up to February 2017. We do not expect the termination of our FHLB membership to negatively impact our liquidity position, since FHLB advances do not represent our primary source of funding.

Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by SIFMA. We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of December 31, 2016, approximately 86% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.

Equity Capital
To the extent we raise additional equity capital through follow-on equity offerings or under our dividend reinvestment and direct stock purchase plan, we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our funding liabilities and for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current tangible net asset value per common share, among other conditions, we may repurchase shares of our common stock, subject to the provisions of our stock repurchase program (see Note 9 to our Consolidated Financial Statements in this Form 10-K).

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2016, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of December 31, 2016, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements, FHLB advances and related interest expense (in millions):

	Fiscal Year
	2017	2018	2019	2020	2021	Total
Repurchase agreements and FHLB advances	$35,567	$1,203	$1,300	$2,200	$625	$40,895
Interest expense [1]	121	63	44	14	1	243
Total	$35,688	$1,266	$1,344	$2,214	$626	$41,138
________________________

1.	Interest expense is calculated based on the weighted average interest rates on our repurchase agreements and FHLB advances as of December 31, 2016.
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

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate, prepayment, spread, liquidity, extension and credit risk.
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
We utilize a variety of strategies to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps and swaptions. We also utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales, as well as TBA contracts. We may also purchase or write put or call options on TBA securities and utilize other types of derivative instruments. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our net asset value as of December 31, 2016 and 2015 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2016 and 2015. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of December 31, 2016
-100 Basis Points	-9.7%	+0.6%	+4.6%
-50 Basis Points	-1.8%	+0.5%	+4.1%
+50 Basis Points	+4.1%	-0.8%	-6.4%
+100 Basis Points	+6.2%	-1.7%	-14.1%

As of December 31, 2015
-100 Basis Points	-17.3%	-0.4%	-2.8%
-50 Basis Points	-4.2%	+0.1%	+0.6%
+50 Basis Points	+2.0%	-0.5%	-3.7%
+100 Basis Points	+2.5%	-1.2%	-9.4%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 8% as of December 31, 2016 and 2015. As of December 31, 2016, rate shock scenarios assume a forecasted CPR of 10%, 9%, 7% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2015, rate shock scenarios assume a forecasted CPR of 12%, 10%, 8% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of December 31, 2016 and 2015 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.4 years and 5.2 years as of December 31, 2016 and 2015, respectively, based on interest rates and RMBS prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency RMBS Portfolio 1
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of December 31, 2016
-25 Basis Points	+1.3%	+11.0%
-10 Basis Points	+0.5%	+4.4%
+10 Basis Points	-0.5%	-4.4%
+25 Basis Points	-1.3%	-11.0%

As of December 31, 2015
-25 Basis Points	+1.3%	+10.2%
-10 Basis Points	+0.5%	+4.1%
+10 Basis Points	-0.5%	-4.1%
+25 Basis Points	-1.3%	-10.2%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements and other short-term funding agreements.  As of December 31, 2016, we had unrestricted cash and cash equivalents of $1.2 billion and unpledged securities of approximately $1.8 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll such funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
In addition, we often utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. Under certain economic conditions it may be uneconomical to roll our TBA dollar roll transactions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position, result in defaults or force us to sell assets under adverse conditions.
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
Credit Risk
We are exposed to credit risk related to our CRT and non-Agency investments, certain derivative transactions, and our collateral held by funding and derivative counterparties. We accept credit exposure at levels we deem prudent as an integral part of our investment and hedging strategy. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific pool of mortgages subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the percentage mix of our investments or our duration gap, when we believe credit performance is inversely correlated with changes in interest rates, in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio.
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

Item 8. Financial Statements

Our management is responsible for the accompanying consolidated financial statements and the related financial information. The financial statements have been prepared in conformity with accounting principles generally accepted in the United States and necessarily include certain amounts that are based on estimates and informed judgments. Our management also prepared the related financial information included in this Annual Report on Form 10-K and is responsible for its accuracy and consistency with the consolidated financial statements.

The consolidated financial statements as of December 31, 2016 and 2015 and fiscal years 2016, 2015 and 2014 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2016, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2016. The effectiveness of our internal control over financial reporting as of December 31, 2016 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). AGNC Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit.

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

In our opinion, AGNC Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2016, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), the consolidated balance sheets of AGNC Investment Corp. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2016 of AGNC Investment Corp., and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2017

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. as of December 31, 2016 and 2015, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2016. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of AGNC Investment Corp. at December 31, 2016 and 2015, and the consolidated results of its operations and its cash flows for each of the three years in the period ended December 31, 2016, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States), AGNC Investment Corp.'s internal control over financial reporting as of December 31, 2016, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 27, 2017 expressed an unqualified opinion thereon.

/s/ Ernst & Young LLP

McLean, Virginia
February 27, 2017

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2016	2015
Assets:
Agency securities, at fair value (including pledged securities of $43,943 and $48,380, respectively)	$45,393	$51,331
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	818	1,029
Non-Agency securities, at fair value (including pledged securities of $90 and $113, respectively)	124	113
Credit risk transfer securities, at fair value	164	—
U.S. Treasury securities, at fair value (including pledged securities of $173 and $25, respectively)	182	25
REIT equity securities, at fair value	—	33
Cash and cash equivalents	1,208	1,110
Restricted cash and cash equivalents	74	1,281
Derivative assets, at fair value	355	81
Receivable for securities sold (pledged securities)	21	—
Receivable under reverse repurchase agreements	7,716	1,713
Goodwill and other intangible assets, net	554	—
Other assets	271	305
Total assets	$56,880	$57,021
Liabilities:
Repurchase agreements	$37,858	$41,754
Federal Home Loan Bank advances	3,037	3,753
Debt of consolidated variable interest entities, at fair value	460	595
Payable for securities purchased	—	182
Derivative liabilities, at fair value	256	935
Dividends payable	66	74
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	7,636	1,696
Accounts payable and other liabilities	211	61
Total liabilities	49,524	49,050
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600 shares authorized;
331.0 and 337.5 shares issued and outstanding, respectively	3	3
Additional paid-in capital	9,932	10,048
Retained deficit	(2,518)	(2,350)
Accumulated other comprehensive loss	(397)	(66)
Total stockholders' equity	7,356	7,971
Total liabilities and stockholders' equity	$56,880	$57,021
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2016	2015	2014
Interest income:
Interest income	$1,321	$1,466	$1,472
Interest expense	394	330	372
Net interest income	927	1,136	1,100
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	109	(23)	51
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(6)	5	32
Loss on derivative instruments and other securities, net	(310)	(764)	(1,275)
Management fee income	8	—	—
Total other loss, net:	(199)	(782)	(1,192)
Expenses:
Management fee expense	52	116	119
Compensation and benefits	19	—	—
Other operating expenses	34	23	22
Total operating expenses	105	139	141
Net income (loss)	623	215	(233)
Dividend on preferred stock	28	28	23
Net income (loss) available (attributable) to common stockholders	$595	$187	$(256)

Net income (loss)	$623	$215	$(233)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(370)	(597)	1,657
Unrealized gain on derivative instruments, net	39	101	156
Other comprehensive income (loss)	(331)	(496)	1,813
Comprehensive income (loss)	292	(281)	1,580
Dividend on preferred stock	28	28	23
Comprehensive income (loss) available (attributable) to common stockholders	$264	$(309)	$1,557

Weighted average number of common shares outstanding - basic and diluted	331.9	348.6	353.3
Net income (loss) per common share - basic and diluted	$1.79	$0.54	$(0.72)
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31 2013	6.9	$167	356.2	$4	$10,406	$(497)	$(1,383)	$8,697
Net loss	—	—	—	—	—	(233)	—	(233)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,657	1,657
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	156	156
Issuance of preferred stock	—	169	—	—	—	—	—	169
Repurchase of common stock	—	—	(3.4)	—	(74)	—	—	(74)
Preferred dividends declared	—	—	—	—	—	(23)	—	(23)
Common dividends declared	—	—	—	—	—	(921)	—	(921)
Balance, December 31, 2014	6.9	336	352.8	4	10,332	(1,674)	430	9,428
Net income	—	—	—	—	—	215	—	215
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(597)	(597)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	101	101
Repurchase of common stock	—	—	(15.3)	(1)	(284)	—	—	(285)
Preferred dividends declared	—	—	—	—	—	(28)	—	(28)
Common dividends declared	—	—	—	—	—	(863)	—	(863)
Balance, December 31, 2015	6.9	336	337.5	3	10,048	(2,350)	(66)	7,971
Net income	—	—	—	—	—	623	—	623
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	(370)	(370)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	39	39
Repurchase of common stock	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared	—	—	—	—	—	(28)	—	(28)
Common dividends declared	—	—	—	—	—	(763)	—	(763)
Balance, December 31, 2016	6.9	$336	331.0	$3	$9,932	$(2,518)	$(397)	$7,356

See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2016	2015	2014
Operating activities:
Net income (loss)	$623	$215	$(233)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	400	408	472
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	39	101	156
Amortization of intangible assets	2	—	—
Stock based compensation	1	—	—
(Gain) loss on sale of mortgage-backed securities, net	(109)	23	(51)
Unrealized loss on investment securities measured at fair value through net income, net	6	5	32
Loss on derivative instruments and other securities, net	310	754	1,211
(Increase) decrease in other assets	34	(83)	55
Increase (decrease) in accounts payable and other accrued liabilities	46	5	(20)
Net cash provided by operating activities	1,352	1,428	1,622
Investing activities:
Purchases of mortgage-backed securities	(20,836)	(32,770)	(26,349)
Purchases of non-Agency securities	(34)	(116)	—
Proceeds from sale of mortgage-backed securities	18,030	27,794	30,587
Principal collections on mortgage-backed securities	8,137	7,922	7,358
Purchases of credit risk transfer securities	(195)	—	—
Purchases of U.S. Treasury securities	(4,483)	(49,724)	(51,511)
Proceeds from sale of U.S. Treasury securities	10,393	48,354	56,068
Net proceeds from (payments on) reverse repurchase agreements	(6,003)	3,505	(3,337)
Net proceeds from (payments on) other derivative instruments	(1,399)	(300)	313
Purchases of REIT equity securities	—	(11)	(234)
Proceeds from sale of REIT equity securities	39	35	416
Purchase of AGNC Mortgage Management, LLC, net of cash acquired	(555)	—	—
(Increase) decrease in restricted cash and cash equivalents	1,244	(568)	(612)
Other investing cash flows, net	107	(28)	(350)
Net cash provided by investing activities	4,445	4,093	12,349
Financing activities:
Proceeds from repurchase arrangements	217,501	380,580	291,736
Payments on repurchase agreements	(221,434)	(389,122)	(304,973)
Proceeds from Federal Home Loan Bank advances	2,098	12,957	—
Payments on Federal Home Loan Bank advances	(2,814)	(9,204)	—
Payments on debt of consolidated variable interest entities	(135)	(155)	(158)
Net proceeds from preferred stock issuance	—	—	169
Payments for common stock repurchases	(116)	(285)	(74)
Cash dividends paid	(799)	(902)	(1,094)
Net cash used in financing activities	(5,699)	(6,131)	(14,394)
Net change in cash and cash equivalents	98	(610)	(423)
Cash and cash equivalents at beginning of period	1,110	1,720	2,143
Cash and cash equivalents at end of period	$1,208	$1,110	$1,720

Supplemental disclosure to cash flow information:
Interest paid	$332	$215	$217
Taxes paid	$—	$1	$3
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
We earn income primarily from investing in Agency residential mortgage-backed securities ("Agency RMBS") on a leveraged basis. These investments consist of residential pass-through mortgage securities for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise or a U.S. Government agency. We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential mortgage-backed securities ("non-Agency RMBS") and commercial mortgage-backed securities ("CMBS"), where repayment of principal and interest is not guaranteed by a U.S. Government-sponsored enterprise or U.S. Government agency (see Note 2 for further details).
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
Prior to July 1, 2016, we were externally managed by AGNC Management, LLC, (formerly known as American Capital AGNC Management, LLC) (our "Manager"). On July 1, 2016, we completed the acquisition of all of the outstanding membership interests of AGNC Mortgage Management, LLC ("AMM," formerly known as American Capital Mortgage Management, LLC), the parent company of our Manager, from American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, Ltd. ("ACAS"). AMM is also the parent company of MTGE Management, LLC ("MTGE Manager," formerly known as American Capital MTGE Management, LLC), the external manager of MTGE Investment Corp. ("MTGE," formerly known as American Capital Mortgage Investment Corp.). Following the closing of the acquisition of AMM, we became internally managed and are no longer affiliated with ACAS (see Notes 11and 12 for further details).

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

Accumulated Other Comprehensive Income (Loss)
Accounting Standards Codification ("ASC") Topic 220, Comprehensive Income, divides comprehensive income into net income and other comprehensive income (loss) ("OCI"), which includes unrealized gains and losses on securities classified as available-for-sale and unrealized gains and losses on derivative financial instruments that are designated and qualify for cash flow hedge accounting under ASC Topic 815, Derivatives and Hedging ("ASC 815"). During fiscal year 2011, we discontinued designating our derivative financial instruments, principally interest rate swaps, as cash flow hedges. For further information regarding our discontinuation of cash flow hedge accounting, see Derivatives Instruments below and Note 5.
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
Investment Securities
We primarily invest in Agency RMBS. Agency RMBS consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). Interest-only and inverse interest-only securities (together referred to as "interest-only securities") represent the right to receive a specified proportion of the contractual interest flows of specific Agency CMO securities. Principal-only securities represent the right to receive the contractual principal flows of specific Agency CMO securities.
CRT securities are risk sharing instruments issued by the GSEs, and similarly structured transactions issued by third party market participants, that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third parties to private investors. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or government agency; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on a related pool of loans exceed certain thresholds. By reducing the amount that they are obligated to repay to holders of CRT securities, the GSEs and/or other third parties are able to offset credit losses on the related loans.
Non-Agency RMBS and CMBS (together, "Non-Agency MBS") are backed by residential and commercial mortgage loans, respectively, packaged and securitized by a private institution, such as a commercial bank. Non-Agency MBS typically benefit from credit enhancements derived from structural elements, such as subordination, overcollateralization or insurance, but nonetheless carry a higher level of credit exposure than Agency RMBS.
REIT equity securities represent investments in the common stock of other publicly traded mortgage REITs that invest primarily in Agency RMBS.
Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option for such securities pursuant to ASC Topic 825, Financial Instruments. We report securities classified as trading or available-for-sale or for which if we elected the fair value option at fair value, while securities classified as held-to-maturity are reported at amortized cost. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income (loss) ("OCI"). Unrealized gains and losses on securities classified as trading or for which we elected the fair value option are reflected in net income through other gain (loss) during the period in which they occur. We may sell any of our securities as part of our overall management of our investment portfolio. Accordingly, unless we elect the fair value option, we typically designate our investment securities as available-for-sale. Investments in REIT equity securities are designated as trading securities. Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
We have elected the fair value option to account for CRT securities, interest and principal-only securities and CMBS as this election simplifies the accounting for such securities. Effective January 1, 2017, we elected the fair value option for future purchases of all investment securities, including Agency RMBS and non-Agency MBS. In our view, this election will more appropriately reflect the result of our operations for a particular reporting period, as the fair value changes for these financial assets will be presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. We are not permitted to change the designation of available-for-sale securities acquired prior to January 1, 2017, accordingly, such securities will continue to be classified as available-for-sale securities until such time as we receive full repayment or we dispose of the security.
We estimate the fair value of Agency RMBS, non-Agency MBS and CRT securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the particular security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. We estimate the fair value of REIT equity securities based on a market approach using "Level 1" inputs based on quoted market prices. Refer to Note 7 for further discussion of fair value measurements.
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
If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. However, in evaluating if the third condition exists, our investments in Agency securities typically would not have a credit component since the principal and interest are guaranteed by a GSE and, therefore, any unrealized loss is not the result of a credit loss. In addition, since unrealized gains and losses for securities designated as available-for-sale are recognized in OCI, any impairment loss for non-credit components is already recognized in OCI.
We did not recognize any OTTI charges on our investment securities for fiscal years 2016, 2015 or 2014.
Interest Income
Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums or discounts associated with the purchase of Agency RMBS and non-Agency MBS of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.
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

At the time we purchase CRT securities and non-Agency MBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the impact of default and severity rates on the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on inputs and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, the timing and amount of credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing ("ASC 860"), we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest, as specified in the respective transactions. Our repurchase agreements typically have maturities of less than one year, but may extend up to five years or more. Interest rates under our repurchase agreements generally correspond to one, three or six month LIBOR plus or minus a fixed spread. The fair value of our repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
Federal Home Loan Bank Advances
Federal Home Loan Bank ("FHLB") advances are secured loans from the FHLB of Des Moines used to finance the acquisitions of investment securities. We account for FHLB advances as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest, as specified in the respective transactions. In April 2015, our wholly-owned captive insurance subsidiary, Old Georgetown Insurance Co., LLC ("OGI"), was approved as a member of the FHLB of Des Moines. The FHLBs provide a variety of products and services to their members, including short and long-term secured loans. In January 2016, the Federal Housing Finance Agency released its final rule on changes to regulations concerning FHLB membership criteria. The final rule terminated OGI's FHLB membership and required repayment of all advances at the earlier of their contractual maturity dates or a one year period after the effective date of the final rule that concluded in February 2017. Interest rates under our FHLB advances generally correspond to the FHLB's Member Option Variable Rate or to one or three month LIBOR plus or minus a fixed spread. The fair value of our FHLB advances is assumed to equal cost as the interest rates are considered to be at market.
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
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risk. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales, and forward contracts for the purchase or sale of Agency RMBS securities on a generic pool basis in the "to-be-announced" market ("TBA securities") and on a specified pool basis. We may also purchase or write put or call options on TBA securities and utilize other types of derivative instruments to hedge a portion of our risk.
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
Discontinuation of hedge accounting for interest rate swap agreements
Prior to fiscal year 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, during fiscal year 2011, we elected to discontinue hedge accounting for our interest rate swaps. Upon discontinuation of hedge accounting, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and has been reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap through December 2016.
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 20 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market. Swap agreements entered into subsequent to May 2013 are centrally cleared through a registered commodities exchange ("centrally cleared swaps").
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
Interest rate swaptions
We purchase interest rate swaptions generally to help mitigate the potential impact of larger, more rapid changes in interest rates on the performance of our investment portfolio. Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our swaption agreements typically provide us the option to enter into a pay-fixed rate interest rate swap, which we refer as "payer swaptions." We may also enter into swaption agreements that provide us the option to enter into a receive-fixed interest rate swap, which we refer to as "receiver swaptions." The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. The premium is valued at an amount equal to the fair value of the swaption that would have the effect of closing the position adjusted for nonperformance risk, if any. The difference between the premium and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
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
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We may enter into TBA contracts as a means of hedging against short-term changes in interest rates. We may also enter into TBA contracts as a means of acquiring or disposing of Agency securities and utilize TBA dollar roll transactions to finance Agency RMBS purchases.
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
We estimate the fair value of TBA securities based on similar methods used to value our Agency RMBS securities.
U.S. Treasury securities
We purchase and sell short U.S. Treasury securities and U.S. Treasury futures contracts to help mitigate the potential impact of changes in interest rates on the performance of our portfolio. We borrow securities to cover short sales of U.S. Treasury securities under reverse repurchase agreements. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our accompanying consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date. Gains and losses associated with purchases and short sales of U.S. Treasury securities and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
We have entered into transactions involving CMO trusts, which are VIEs. We will consolidate a CMO trust if we are the CMO trust's primary beneficiary; that is, if we have a variable interest that provides us with a controlling financial interest in the CMO trust. An entity is deemed to have a controlling financial interest if the entity has the power to direct the activities of a VIE that most significantly impact the VIE's economic performance and the obligation to absorb losses of or right to receive benefits from the VIE that could potentially be significant to the VIE. As part of the qualitative assessment in determining if we have a controlling financial interest, we evaluate whether we control the selection of financial assets transferred to the CMO trust. For each of our consolidated CMO trusts we controlled the selection of the Agency RMBS transferred from our investment portfolio to an investment bank in exchange for cash proceeds and at the same time entered into a commitment with the investment bank to purchase to-be-issued securities collateralized by the Agency RMBS transferred, which resulted in our consolidation of the CMO trusts.
Agency RMBS transferred to consolidated VIEs are reported on our consolidated balance sheets in Agency securities transferred to consolidated VIEs, at fair value and can only be used to settle the obligations of each respective VIE. We elected the option to account for the consolidated debt at fair value, with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated assets and consolidated debt are presented in a consistent manner on our consolidated balance sheets.

We estimate the fair value of the consolidated debt based on the fair value of the Agency RMBS transferred to consolidated VIEs, less the fair value of our retained interests, which are measured on a market approach using "Level 2" inputs from third-party pricing services and dealer quotes. The fair value of the Agency RMBS transferred to the consolidated VIEs and the fair value of our retained interests are based on more observable inputs than inputs used to independently determine the value of our consolidated debt.
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in two stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets in connection with past renewals of the management agreement with our former external Manager and the internalization of our management, which occurred on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability and, as of December 31, 2016, we did not accrue a loss contingency related to these matters.
Income Taxes
We elected to be taxed as a REIT under the provisions of the Internal Revenue Code and the corresponding provisions of state law, commencing with our initial tax year ended December 31, 2008. In order to continue to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income, amongst other conditions. A REIT is generally not subject to U.S. federal and state corporate income tax on its earnings to the extent that it distributes its annual taxable net income to its stockholders and as long as certain asset, income and stock ownership tests are met. We operate in a manner that will allow us to be taxed as a REIT. As permitted by the Internal Revenue Code, a REIT can designate dividends paid in the subsequent year as dividends of the current year if those dividends are both declared by the extended due date of the REIT's federal income tax return and paid to stockholders by the last day of the subsequent year; however, we may still be subject to a non-deductible 4% excise tax if the actual amount distributed to our stockholders in a calendar year is less than the minimum amount specified under federal tax laws.
We have a wholly-owned subsidiary for which we elected to treat as taxable REIT subsidiary. As such it is subject to federal and state income tax based on its taxable income. All other subsidiaries are disregarded entities for U.S. federal income tax purposes. As such, their assets, liabilities and income are generally treated as our assets, liabilities and income for purposes of U.S. federal and state corporate income taxes.
We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes ("ASC 740"). To the extent we incur interest and/or penalties in connection with our tax obligations, such amounts shall be classified as income tax expense on our consolidated statements of operations.
Goodwill and Other Intangible Assets, Net
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed. Goodwill is recorded as an asset on our balance sheet. Acquired intangible assets that do not meet the criteria for recognition as a separate asset are included in goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually. Intangible assets meeting the criteria for recognition as separate assets are recorded at their respective fair market values at the date of acquisition. Intangible assets with an estimated useful life are amortized over their expected useful life. As of December 31, 2016, we had $526 million of goodwill and $28 million of other intangible assets, net of accumulated amortization, reported in goodwill and other intangible assets, net in our accompanying consolidated balance sheets related to our acquisition of AMM on July 1, 2016 (see Note 12 for further details).
We test goodwill for impairment on an annual basis and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative impairment test for goodwill utilizes a two-step approach whereby we compare the carrying value of the identified reporting unit comprising the goodwill to its fair value.  If the carrying value of the reporting unit is greater than its fair value, the second step is performed, where the implied fair value of goodwill is determined and compared to its carrying value. An impairment charge is recognized to the extent the carrying amount of goodwill exceeds its fair value.
Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates (“ASUs”) issued by the Financial Accounting Standards Board. ASUs not listed below were determined to be either not applicable, are not expected to have a significant impact on our consolidated financial statements when adopted, or did not have a significant impact on our consolidated financial statements upon adoption.
ASU 2014-09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Revenue recognition with respect to financial instruments is not within the scope of ASU 2014-09 and, therefore, it is not expected to have a significant impact on our consolidated financial statements. ASU 2014-09 is effective on January 1, 2018.
ASU 2016-09, Compensation — Stock Compensation (Topic 718): Improvements to Employee Share-Based Payment Accounting: ASU 2016-09 simplifies several aspects of the accounting for employee share-based payment transactions for both public and nonpublic entities, including the accounting for income taxes, forfeitures, and statutory tax withholding requirements, as well as classification in the statement of cash flows. The ASU is effective on January 1, 2017, with early adoption permitted. We early adopted ASU 2016-09 during fiscal year 2016, which did not have a significant impact on our consolidated financial statements.
ASU 2016-13, Financial Instruments - Credit Losses (Topic 606): ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on available-for-sale debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. ASU 2016-13 is not expected to have a significant impact on our consolidated financial statements.
ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash: ASU 2016-18 requires that a statement of cash flows explain the change during the period in the total of cash, cash equivalents, and amounts generally described as restricted cash or restricted cash equivalents. Therefore, amounts generally described as restricted cash and restricted cash equivalents should be included with cash and cash equivalents when reconciling the beginning-of-period and end-of-period total amounts shown on the statement of cash flows. ASU 2016-18 will be effective on January 1, 2018 and is not expected to have a significant impact on our consolidated financial statements.

Note 3. Investment Securities
As of December 31, 2016 and 2015, our investment portfolio consisted of $46.5 billion and $52.5 billion of investment securities, at fair value, respectively, summarized in the tables below, and $11.2 billion and $7.4 billion net TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $(147) million and $14 million as of December 31, 2016 and 2015, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security (see Note 5 for further details of our net TBA position as of December 31, 2016 and 2015).
As of December 31, 2016 and 2015, our investment securities had a net unamortized premium balance of $2.1 billion and $2.3 billion, respectively, including interest and principal-only securities.

The following tables summarize our investment securities as of December 31, 2016 and 2015 (dollars in millions):

	December 31, 2016
Investment Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$45,145	$210	$(619)	$44,736
Adjustable rate	371	8	—	379
CMO	796	7	(2)	801
Interest-only and principal-only strips	268	31	(4)	295
Total Agency RMBS	46,580	256	(625)	46,211
Non-Agency RMBS	102	—	(1)	101
CMBS	23	—	—	23
CRT securities	161	3	—	164
Total investment securities	$46,866	$259	$(626)	$46,499

	December 31, 2015
Investments Securities	Amortized Cost	Gross Unrealized Gain	Gross Unrealized Loss	Fair Value
Agency RMBS:
Fixed rate	$50,576	$339	$(393)	$50,522
Adjustable rate	484	11	—	495
CMO	973	18	(1)	990
Interest-only and principal-only strips	317	39	(3)	353
Total Agency RMBS	52,350	407	(397)	52,360
Non-Agency RMBS	114	—	(1)	113
Total investment securities	$52,464	$407	$(398)	$52,473

	December 31, 2016
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$34,244	$10,008	$44	$101	$—	$—	$44,397
Unamortized discount	(43)	(3)	—	—	—	—	(46)
Unamortized premium	1,518	544	—	1	—	—	2,063
Amortized cost	35,719	10,549	44	102	—	—	46,414
Gross unrealized gains	176	48	1	—	—	—	225
Gross unrealized losses	(442)	(179)	—	(1)	—	—	(622)
Total available-for-sale securities, at fair value	35,453	10,418	45	101	—	—	46,017
Securities remeasured at fair value through earnings:
Par value [1]	171	—	—	—	24	157	352
Unamortized discount	(35)	—	—	—	(1)	—	(36)
Unamortized premium	118	14	—	—	—	4	136
Amortized cost	254	14	—	—	23	161	452
Gross unrealized gains	28	3	—	—	—	3	34
Gross unrealized losses	(3)	(1)	—	—	—	—	(4)
Total securities remeasured at fair value through earnings	279	16	—	—	23	164	482
Total securities, at fair value	$35,732	$10,434	$45	$101	$23	$164	$46,499
Weighted average coupon as of December 31, 2016	3.59%	3.67%	2.75%	3.42%	6.55%	5.25%	3.61%
Weighted average yield as of December 31, 2016 [2]	2.77%	2.72%	2.00%	3.27%	7.54%	6.28%	2.77%
 ________________________

1.	Par value amount excludes the underlying unamortized principal balance ("UPB") of interest-only securities of $0.9 billion as of December 31, 2016.

2.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2016.

	December 31, 2015
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	Total
Available-for-sale securities:
Par value	$39,205	$10,575	$62	$113	$49,955
Unamortized discount	(32)	(4)	—	—	(36)
Unamortized premium	1,707	519	1	1	2,228
Amortized cost	40,880	11,090	63	114	52,147
Gross unrealized gains	286	80	2	—	368
Gross unrealized losses	(283)	(111)	—	(1)	(395)
Total available-for-sale securities, at fair value	40,883	11,059	65	113	52,120
Securities remeasured at fair value through earnings:
Par value [1]	208	—	—	—	208
Unamortized discount	(42)	—	—	—	(42)
Unamortized premium	132	19	—	—	151
Amortized cost	298	19	—	—	317
Gross unrealized gains	35	4	—	—	39
Gross unrealized losses	(2)	(1)	—	—	(3)
Total securities remeasured at fair value through earnings	331	22	—	—	353
Total securities, at fair value	$41,214	$11,081	$65	$113	$52,473
Weighted average coupon as of December 31, 2015	3.62%	3.69%	3.18%	3.50%	3.63%
Weighted average yield as of December 31, 2015 [2]	2.79%	2.77%	1.97%	3.33%	2.78%
 ________________________

1.	Par value amount excludes the UPB of interest-only securities of $1.0 billion as of December 31, 2015.

2.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2015.

As of December 31, 2016 and 2015, our investments in non-Agency securities had the following credit ratings:

	December 31, 2016			December 31, 2015
Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$99	$—	$—	$113	$—
BBB	—	—	23	—	—	—
B	164	2	—	—	—	—
Total	$164	$101	$23	$—	$113	$—
 ________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans that have been guaranteed by Fannie Mae or Freddie Mac, subject to their underwriting standards. As of December 31, 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, with weighted average coupons of underlying collateral ranging from 4.0% to 4.2%. The loans underlying our CRT securities were originated between 2015 and 2016.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of December 31, 2016 and 2015, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 8%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our investments classified as available-for-sale as of December 31, 2016 and 2015 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2016				December 31, 2015
Estimated Weighted Average Life of Securities Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$414	$410	3.99%	2.52%	$167	$163	4.02%	2.66%
> 3 years and ≤ 5 years	13,534	13,449	3.26%	2.40%	17,497	17,343	3.27%	2.40%
> 5 years and ≤10 years	30,226	30,713	3.65%	2.86%	34,206	34,391	3.67%	2.93%
> 10 years	1,843	1,842	3.02%	3.07%	250	250	3.56%	3.08%
Total	$46,017	$46,414	3.52%	2.73%	$52,120	$52,147	3.54%	2.75%

The following table presents the gross unrealized loss and fair values of our available-for-sale securities by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2016 and 2015 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
December 31, 2016	$28,397	$(554)	$1,719	$(68)	$30,116	$(622)
December 31, 2015	$24,035	$(200)	$6,793	$(195)	$30,828	$(395)

We did not recognize any OTTI charges on our investment securities for fiscal years 2016 and 2015. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of securities classified as available-for-sale for fiscal years 2016, 2015 and 2014 (in millions). Please refer to Note 8 for a summary of changes in accumulated OCI for the same periods.

	Fiscal Year
Securities Classified as Available-for-Sale	2016	2015	2014
RMBS sold, at cost	$(17,907)	$(27,578)	$(30,123)
Proceeds from RMBS sold [1]	18,016	27,555	30,174
Net gain (loss) on sale of RMBS	$109	$(23)	$51

Gross gain on sale of RMBS	$123	$98	$172
Gross loss on sale of RMBS	(14)	(121)	(121)
Net gain (loss) on sale of RMBS	$109	$(23)	$51
  ________________________

1.	Proceeds include cash received during the period, plus receivable for RMBS sold during the period as of period end.
Securitizations and Variable Interest Entities
As of December 31, 2016 and 2015, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized Agency securities with a total fair value of $0.8 billion and $1.0 billion as of December 31, 2016 and 2015, respectively, and debt with a total fair value of $460 million and $595 million, respectively, in our accompanying consolidated balance sheets. As of December 31, 2016 and 2015, the Agency securities had an aggregate unpaid principal balance of $0.8 billion and $1.0 billion, respectively, and the debt had an aggregate unpaid principal balance of $452 million and $587 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For fiscal years 2016, 2015 and 2014, we recorded a loss of $3 million, a gain of $16 million and a loss of $10 million, respectively, associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the Agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of December 31, 2016 and 2015, the fair value of our CMO securities and interest and principal-only securities was $1.1 billion and $1.3 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.5 billion and $1.8 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $182 million and $238 million as of December 31, 2016 and 2015, respectively.

Note 4. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our repurchase agreements with financial institutions and under our secured borrowing facility with the Federal Home Loan Bank ("FHLB") of Des Moines. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2016, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
Repurchase Agreements
As of December 31, 2016 and 2015, we had $37.9 billion and $41.8 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis.

Our repurchase agreements with original maturities greater than 90 days have floating interest rates based on an index plus or minus a fixed spread. Substantially all of our repurchase agreements were used to fund purchases of Agency securities ("Agency repo"). The remainder of our repurchase agreements were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2016 and 2015 (dollars in millions):

	December 31, 2016			December 31, 2015
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$17,481	0.90%	11	$17,579	0.54%	14
> 1 to ≤ 3 months	10,011	0.93%	55	14,283	0.64%	58
> 3 to ≤ 6 months	2,030	1.02%	136	3,154	0.61%	121
> 6 to ≤ 9 months	1,270	0.98%	214	589	0.65%	199
> 9 to ≤ 12 months	1,566	1.08%	299	1,201	0.65%	307
> 12 to ≤ 24 months	1,203	1.28%	538	1,473	0.73%	600
> 24 to ≤ 36 months	1,300	1.36%	865	650	0.81%	901
> 36 to ≤ 48 months	2,200	1.32%	1,168	1,300	0.86%	1,231
> 48 to < 60 months	625	1.38%	1,506	1,500	0.76%	1,477
Total Agency repo	37,686	0.98%	187	41,729	0.61%	173
U.S. Treasury repo:
1 day	—	—%	—	25	—%	1
> 1 day to ≤ 1 month	172	(0.30)%	17	—	—%	—
Total	$37,858	0.98%	186	$41,754	0.61%	173
Federal Home Loan Bank Advances

On January 12, 2016, the Federal Housing Finance Agency ("FHFA") released its final rule on FHLB membership, which terminated of our wholly-owned captive insurance subsidiary's FHLB membership and required repayment of all FHLB advances at the earlier of their contractual maturity or a one year period that concluded in February 2017. As of December 31, 2016 and 2015, we had $3.0 billion and $3.8 billion, respectively, of outstanding secured FHLB advances, with a weighted average borrowing rate of 0.73% and 0.53%, respectively, and a weighted average remaining term to maturity of 28 and 141 days, respectively, consisting of 30 day and longer-term floating rate advances:

	December 31, 2016			December 31, 2015
Remaining Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity	FHLB Advances	Weighted Average Interest Rate	Weighted Average Days to Maturity
≤ 1 month	$1,353	0.67%	7	$1,952	0.47%	14
> 1 to ≤ 3 months	1,684	0.77%	44	681	0.60%	84
13 months	—	—%	—	1,120	0.58%	397
Total FHLB advances	$3,037	0.73%	28	$3,753	0.53%	141

Debt of Consolidated Variable Interest Entities
As of December 31, 2016 and 2015, debt of consolidated VIEs, at fair value, was $460 million and $595 million, respectively, and had a weighted average interest rate of LIBOR plus 36 and 34 basis points, respectively, and a principal balance of $452 million and $587 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying Agency RMBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of December 31, 2016 and 2015 was 5.8 and 4.9 years, respectively.

Note 5. Derivative and Other Hedging Instruments
As a function of our risk management strategy, we hedge a portion of our interest rate risk by entering into derivative and other hedging instrument contracts. The principal instruments that we use are interest rate swaps and interest rate swaptions and U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also utilize TBA securities, purchase or write put or call options on TBA securities and other types of derivative instruments to hedge a portion of our risk. We also enter into TBA contracts as a means of investing in and financing Agency securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to Agency securities (thereby reducing our "at risk" leverage). Our risk management strategy attempts to manage the overall risk of the portfolio, reduce fluctuations in our net book value and generate additional income distributable to stockholders. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 2.
Prior to September 30, 2011, our interest rate swaps were typically designated as cash flow hedges under ASC 815; however, as of September 30, 2011, we elected to discontinue hedge accounting for our interest rate swaps in order to increase our funding flexibility. For fiscal years 2016, 2015 and 2014, we reclassified $39 million, $101 million and $156 million, respectively, of net deferred losses from accumulated OCI into interest expense related to our de-designated interest rate swaps and recognized an equal, but offsetting, amount in other comprehensive income. Our total net periodic interest costs on our swap portfolio were $294 million, $494 million and 486 million for fiscal years 2016, 2015 and 2014, respectively. The difference between our total net periodic interest costs on our swap portfolio and the amount recorded in interest expense related to our de-designated hedges is reported in gain (loss) on derivative instruments and other securities, net in our accompanying consolidated statements of comprehensive income (totaling $255 million, $393 million and 330 million for fiscal years 2016, 2015 and 2014, respectively). As of December 31, 2016, all of the net deferred losses related to de-designated interest rate swaps had been reclassified from accumulated OCI into interest expense.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value

The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2016 and 2015 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2016	2015
Interest rate swaps	Derivative assets, at fair value	$321	$31
Swaptions	Derivative assets, at fair value	22	17
TBA securities	Derivative assets, at fair value	4	29
U.S. Treasury futures - short	Derivative assets, at fair value	8	4
Total derivative assets, at fair value		$355	$81

Interest rate swaps	Derivative liabilities, at fair value	$(105)	$(920)
TBA securities	Derivative liabilities, at fair value	(151)	(15)
Total derivative liabilities, at fair value		$(256)	$(935)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$182	$25
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(7,636)	(1,696)
Total U.S. Treasury securities, net at fair value		$(7,454)	$(1,671)

The following table summarizes our interest rate swap agreements outstanding as of December 31, 2016 and 2015 (dollars in millions):

	December 31, 2016					December 31, 2015
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Fair Value	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Net Fair Value	Average Maturity (Years)
≤ 3 years	$19,775	1.16%	0.92%	$39	1.5	$14,775	1.06%	0.40%	$(23)	1.6
> 3 to ≤ 5 years	7,450	1.62%	0.91%	44	4.0	9,950	2.03%	0.40%	(203)	4.0
> 5 to ≤ 7 years	4,725	1.89%	0.91%	28	5.9	7,175	2.47%	0.44%	(230)	6.1
> 7 to ≤ 10 years	3,325	1.90%	0.91%	114	9.2	7,450	2.57%	0.39%	(342)	8.3
> 10 years	1,900	2.64%	0.91%	(9)	13.8	1,175	3.20%	0.39%	(91)	14.7
Total	$37,175	1.48%	0.92%	$216	3.9	$40,525	1.89%	0.40%	$(889)	4.6
   ________________________

1.
As of December 31, 2016 and 2015, notional amount includes forward starting swaps of $0.6 billion and $4.5 billion, respectively, with an average forward start date of 1.2 and 0.7 years, respectively, and an average maturity of 10.7 and 5.5 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.46% and 1.75% as of December 31, 2016 and 2015, respectively.

3.	Average receive rate excludes forward starting swaps.
The following tables summarize our interest rate payer swaption agreements, U.S. Treasury securities and U.S. Treasury futures outstanding as of December 31, 2016 and 2015 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
December 31, 2016
Total ≤ 1 year	$52	$22	6	$1,200	3.06%	3M	8.3
December 31, 2015
Total ≤ 1 year	$74	$17	4	$2,150	3.51%	3M	7.0

U.S. Treasury Securities	December 31, 2016			December 31, 2015
Maturity	Face Amount Net Long / (Short)	Cost Basis	Net Fair Value	Face Amount Net Long / (Short)	Cost Basis	Net Fair Value
5 years	$(400)	$(404)	$(392)	$(250)	$(249)	$(249)
7 years	(3,056)	(3,041)	(2,930)	(354)	(353)	(352)
10 years	(4,416)	(4,236)	(4,132)	(1,085)	(1,078)	(1,070)
Total U.S. Treasury securities, net	$(7,872)	$(7,681)	$(7,454)	$(1,689)	$(1,680)	$(1,671)

U.S. Treasury Futures	December 31, 2016				December 31, 2015
Maturity	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
5 years	$(730)	$(862)	$(859)	$3	$(730)	$(866)	$(864)	$2
10 years	(1,080)	(1,347)	(1,342)	5	(1,130)	(1,424)	(1,422)	2
Total U.S. Treasury futures	$(1,810)	$(2,209)	$(2,201)	$8	$(1,860)	$(2,290)	$(2,286)	$4
_____________________

1.	U.S. Treasury futures notional amount represents the par value (or principal balance) of the underlying U.S. Treasury security.

2.	U.S. Treasury futures cost basis represents the forward price to be paid/(received) for the underlying U.S. Treasury security.

3.	U.S. Treasury futures market value represents the current market value of U.S. Treasury futures as of period-end.

4.
Net carrying value represents the difference between the fair value and the cost basis of U.S. Treasury futures as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

The following tables summarize our TBA securities as of December 31, 2016 and 2015 (in millions):

	December 31, 2016				December 31, 2015
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$1,853	$1,870	$1,856	$(14)	$(80)	$(81)	$(80)	$1
3.0%	292	302	300	(2)	225	233	232	(1)
3.5%	15	16	16	—	136	143	142	(1)
Total 15-Year TBA securities	2,160	2,188	2,172	(16)	281	295	294	(1)
30-Year TBA securities:
3.0%	3,027	3,114	3,007	(107)	3,914	3,911	3,916	5
3.5%	1,209	1,251	1,236	(15)	1,497	1,536	1,539	3
4.0%	4,530	4,769	4,760	(9)	1,575	1,658	1,665	7
4.5%	(10)	(10)	(10)	—	28	30	30	—
Total 30-Year TBA securities, net	8,756	9,124	8,993	(131)	7,014	7,135	7,150	15
Total TBA securities, net	$10,916	$11,312	$11,165	$(147)	$7,295	$7,430	$7,444	$14

	December 31, 2016				December 31, 2015
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$9,881	$10,251	$10,118	$(133)	$6,033	$6,145	$6,159	$14
Freddie Mac	1,035	1,060	1,047	(13)	689	703	703	—
Ginnie Mae	—	1	—	(1)	573	582	582	—
TBA securities, net	$10,916	$11,312	$11,165	$(147)	$7,295	$7,430	$7,444	$14
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying Agency security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying Agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying Agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2016, 2015 and 2014 (in millions):

	Fiscal Year 2016
Derivative and Other Hedging Instruments	Notional Amount December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount December 31, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$7,295	116,439	(112,818)	$10,916	$(59)
Interest rate swaps	$40,525	15,650	(19,000)	$37,175	(397)
Payer swaptions	$2,150	500	(1,450)	$1,200	(3)
U.S. Treasury securities - short position	$(1,714)	(9,884)	3,537	$(8,061)	134
U.S. Treasury securities - long position	$25	961	(797)	$189	7
U.S. Treasury futures contracts - short position	$(1,860)	(7,840)	7,890	$(1,810)	(5)
					$(323)
  ________________________________

1.
Excludes a net loss of $3 million from debt of consolidated VIEs and other miscellaneous net gains of $16 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Fiscal Year 2015
Derivative and Other Hedging Instruments	Notional Amount December 31, 2014	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount December 31, 2015	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$14,412	119,922	(127,039)	$7,295	$305
Interest rate swaps	$43,700	4,950	(8,125)	$40,525	(932)
Payer swaptions	$6,800	1,500	(6,150)	$2,150	(35)
Receiver swaptions	$(4,250)	—	4,250	$—	4
U.S. Treasury securities - short position	$(5,392)	(12,503)	16,181	$(1,714)	(68)
U.S. Treasury securities - long position	$2,411	33,525	(35,911)	$25	(38)
U.S. Treasury futures contracts - short position	$(730)	(4,480)	3,350	$(1,860)	(12)
					$(776)
  ______________________

1.
Excludes a net gain of $16 million from debt of consolidated VIEs and other miscellaneous net losses of $4 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Fiscal Year 2014
Derivative and Other Hedging Instruments	Notional Amount December 31, 2013	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount December 31, 2014	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$2,119	213,627	(201,334)	$14,412	$1,117
Interest rate swaps	$43,250	20,550	(20,100)	$43,700	(1,838)
Payer swaptions	$14,250	5,250	(12,700)	$6,800	(193)
Receiver swaptions	$—	(5,500)	1,250	$(4,250)	11
U.S. Treasury securities - short position	$(2,007)	(36,489)	33,104	$(5,392)	(420)
U.S. Treasury securities - long position	$3,927	18,549	(20,065)	$2,411	66
U.S. Treasury futures contracts - short position	$(1,730)	(2,920)	3,920	$(730)	(76)
TBA put option	$—	(150)	150	$—	—
					$(1,333)
  ______________________

1.
Excludes a net gain of $75 million from investments in REIT equity securities, a net loss of $10 million from debt of consolidate VIEs and other miscellaneous net losses of $7 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 6. Pledged Assets
Our funding agreements require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our derivative contracts similarly require us to fully collateralize our obligations under such agreements, which will vary over time based on similar factors as well as our counterparties' determination of the value of the derivative contract. We are typically required to post initial collateral upon execution of derivative transactions, such as under our interest rate swap agreements and TBA contracts. Our prime brokerage agreements, pursuant to which we receive custody and settlement services, also require that we post minimum clearing deposits. If we breach our collateral requirements, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of December 31, 2016, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of December 31, 2016, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 6% of our stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity. The following table summarizes certain characteristics of our repurchase agreements outstanding with counterparties representing amounts at risk greater than or equal to 5% of our stockholders' equity as of December 31, 2016 (dollars in millions). As of December 31, 2015 the maximum amount of risk with any counterparty related to our repurchase agreements was less than 5% of our stockholders equity.

	December 31, 2016
	Amount Outstanding	Net Counterparty Exposure [1]	Percent of Equity	Weighted Average Months to Maturity
J.P. Morgan Securities, LLC	$4,875	$405	5.5%	34
______________________
1. Represents the net carrying value of the securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2016 and 2015 (in millions):

	December 31, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency RMBS - fair value	$43,005	$818	$275	$865	$44,963
Non-Agency RMBS - fair value	90	—	—	—	90
U.S. Treasury securities - fair value	173	—	—	—	173
Accrued interest on pledged securities	122	3	1	2	128
Restricted cash and cash equivalents	60	—	14	—	74
Total	$43,450	$821	$290	$867	$45,428
______________________
1. Includes $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.

	December 31, 2015
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements	Total
Agency RMBS - fair value	$47,992	$1,029	$148	$485	$49,654
Non-Agency RMBS - fair value	113	—	—	—	113
U.S. Treasury securities - fair value	25	—	—	—	25
Accrued interest on pledged securities	135	3	—	2	140
Restricted cash and cash equivalents	23	—	1,226	32	1,281
Total	$48,288	$1,032	$1,374	$519	$51,213
______________________
1. Includes $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements.
As of December 31, 2016 and 2015, we held $126 million and $150 million, respectively, of membership and activity-based stock in the FHLB of Des Moines. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets. FHLB stock can only be redeemed or sold at its par value, and only to the FHLB of Des Moines.
The cash and cash equivalents and Agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and Agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2016 and 2015 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2016			December 31, 2015
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
RMBS:[1]
≤ 30 days	$19,681	$19,863	$56	$20,053	$20,075	$57
> 30 and ≤ 60 days	8,103	8,158	23	8,311	8,340	23
> 60 and ≤ 90 days	4,034	4,070	11	7,534	7,525	21
> 90 days	11,278	11,380	32	12,207	12,187	34
Total MBS	43,096	43,471	122	48,105	48,127	135
U.S. Treasury securities:
1 day	—	—	—	25	25	—
> 1 day ≤ 30 days	173	173	—	—	—	—
Total	$43,269	$43,644	$122	$48,130	$48,152	$135
______________________

1.	Includes $181 million and $245 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2016 and 2015, respectively.
As of December 31, 2016 and 2015, none of our borrowings backed by RMBS were due on demand or mature overnight.
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
Assets Pledged from Counterparties
As of December 31, 2016 and 2015, we had assets pledged to us from counterparties as collateral under our reverse repurchase, repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2016				December 31, 2015
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency MBS - fair value	$—	$—	$14	$14	$—	$—	$—	$—
U.S. Treasury securities - fair value	7,636	—	—	7,636	1,702	—	—	1,702
Cash	—	107	—	107	—	—	—	—
Total	$7,636	$107	$14	$7,757	$1,702	$—	$—	$1,702
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2016 and 2015 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2016
Interest rate swap and swaption agreements, at fair value [1]	$342	$—	$342	$(80)	$(49)	$213
TBA	4	—	4	(4)	—	—
Receivable under reverse repurchase agreements	7,716	—	7,716	(6,963)	(753)	—
Total	$8,062	$—	$8,062	$(7,047)	$(802)	$213

December 31, 2015
Interest rate swap and swaption agreements, at fair value [1]	$48	$—	$48	$(31)	$—	$17
TBA	29	—	29	(15)	—	14
Receivable under reverse repurchase agreements	1,713	—	1,713	(1,356)	(357)	—
Total	$1,790	$—	$1,790	$(1,402)	$(357)	$31

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2016
Interest rate swap agreements, at fair value [1]	$105	$—	$105	$(80)	$(25)	$—
TBA	151	—	151	(4)	(147)	—
Repurchase agreements and FHLB advances	40,895	—	40,895	(6,963)	(33,932)	—
Total	$41,151	$—	$41,151	$(7,047)	$(34,104)	$—

December 31, 2015
Interest rate swap agreements, at fair value [1]	$920	$—	$920	$(31)	$(889)	$—
TBA	15		15	(15)	—	—
Repurchase agreements and FHLB advances	45,507	—	45,507	(1,356)	(44,151)	—
Total	$46,442	$—	$46,442	$(1,402)	$(45,040)	$—
_______________________

1.
Reported under derivative assets/liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 5 for a reconciliation of derivative assets/liabilities, at fair value to their sub-components.

2.
Includes cash and securities pledged/received as collateral, at fair value. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between hierarchy levels during fiscal years December 31, 2016. The three levels of hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2016 and 2015 (in millions):

	December 31, 2016			December 31, 2015
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$45,393	$—	$—	$51,331	$—
Agency securities transferred to consolidated VIEs	—	818	—	—	1,029	—
Non-Agency securities	—	124	—	—	113	—
Credit risk transfer securities	—	164	—	—	—	—
U.S. Treasury securities	182	—	—	25	—	—
Interest rate swaps	—	321	—	—	31	—
Swaptions	—	22	—	—	17	—
TBA securities	—	4	—	—	29	—
U.S. Treasury futures	8	—	—	4	—	—
REIT equity securities	—	—	—	33	—	—
Total	$190	$46,846	$—	$62	$52,550	$—
Liabilities:
Debt of consolidated VIEs	$—	$460	$—	$—	$595	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	7,636	—	—	1,696	—	—
Interest rate swaps	—	105	—	—	920	—
TBA securities	—	151	—	—	15	—
Total	$7,636	$716	$—	$1,696	$1,530	$—
We elected the option to account for debt of consolidated VIEs at fair value with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated Agency securities and consolidated debt are presented in a consistent manner, at fair value, on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on difference between the fair value of the RMBS transferred to consolidated VIEs and the fair value of our retained interests, each of which is based on valuations obtained from third-party pricing services and non-binding dealer quotes derived from common market pricing methods using "Level 2" inputs, and are more observable than using inputs to estimate the fair value of the consolidated debt on a stand-alone basis.
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

Note 8. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of December 31, 2016, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
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
Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2016, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provided for stock repurchases, which, as amended, authorized repurchases of our common stock up to $2 billion through December 31, 2016. In October 2016, our Board of Directors terminated the existing stock repurchase program, which had a total of $0.6 billion remaining for authorized repurchases of our common stock, and replaced it with a new stock repurchase authorization. Under the new stock repurchase program, we are authorized to repurchase up to $1 billion of our outstanding shares of common stock through December 31, 2017.
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

During the fiscal years 2016, 2015 and 2014, we repurchased 6.5 million, 15.3 million, and 3.4 million shares of our common stock at an average repurchase price of $17.89, $18.58 and $22.10 per share, including expenses, totaling $116 million, $285 million and $74 million. As of December 31, 2016, the total remaining amount authorized for repurchases of our common stock was $1 billion.
Distributions to Stockholders
The following table summarizes cash dividends declared for fiscal years 2016, 2015 and 2014 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share
8.000 % Series A Cumulative Redeemable Preferred Stock
Fiscal year 2016	$14	$2.000000
Fiscal year 2015	$14	$2.000000
Fiscal year 2014	$14	$2.000000
7.750% Series B Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2016	$14	$1.937500
Fiscal year 2015	$14	$1.937500
Fiscal year 2014	$6	$0.844965
Common Stock
Fiscal year 2016	$763	$2.300000
Fiscal year 2015	$863	$2.480000
Fiscal year 2014	$921	$2.610000
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2016, 2015 and 2014 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2013	$(1,087)	$(296)	$(1,383)
OCI before reclassifications	1,708	—	1,708
Amounts reclassified from accumulated OCI	(51)	156	105
Balance as of December 31, 2014	570	(140)	430
OCI before reclassifications	(620)	—	(620)
Amounts reclassified from accumulated OCI	23	101	124
Balance as of December 31, 2015	(27)	(39)	(66)
OCI before reclassifications	(261)	—	(261)
Amounts reclassified from accumulated OCI	(109)	39	(70)
Balance as of December 31, 2016	$(397)	$—	$(397)
The following table summarizes reclassifications out of accumulated OCI for fiscal years 2016 and 2015 (in millions):

	Fiscal Year			Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2016	2015	2014
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$(109)	$23	$(51)	Gain (loss) on sale of mortgage-backed securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	39	101	156	Interest expense
Total reclassifications	$(70)	$124	$105

Note 9. Equity Incentive Plans
We sponsor an equity incentive plan to provide for the issuance of equity-based awards, including stock options, restricted stock, restricted stock units and unrestricted stock awards to our independent directors (the "Director Plan"). During fiscal years 2016, 2015 and 2014, we granted restricted stock unit ("RSU") awards under the plan totaling $625,000, $625,000 and $375,000, respectively. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, plus any equivalent shares for dividends declared on our common stock, and vest over a 13 month period, subject to the terms and conditions of the plan. Prior to fiscal year 2013, we granted restricted stock awards under the Plan. The restricted stock awards had a grant date fair value equal to the closing price of our common stock on such date and vested annually over three years. The Director Plan was terminated and succeeded in its entirety by the 2016 Equity and Incentive Compensation Plan (the "2016 Equity Plan"), which was approved by our stockholders on December 9, 2016. Outstanding awards under the Director Plan, however, will continue in effect in accordance with their terms. The following table summarizes restricted stock and RSU transactions under the Director Plan for fiscal years 2016, 2015 and 2014:

Director Plan	Shares of Restricted Stock	Restricted Stock Units	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value [2]
Unvested balance as of December 31, 2013	27,000	—	$30.37	$—
Granted	—	16,770	$22.36	$—
Accrued RSU dividend equivalents	—	1,469	$—	$—
Vested	(13,000)	—	$30.01	$22.01
Unvested balance as of December 31, 2014	14,000	18,239	$25.11	$—
Granted	—	28,880	$21.64	$—
Accrued RSU dividend equivalents	—	3,319	$—	$—
Vested	(9,000)	(19,007)	$23.17	$21.03
Unvested balance as of December 31, 2015	5,000	31,431	$21.44	$—
Granted	—	33,015	$18.93	$—
Accrued RSU dividend equivalents	—	3,527	$—	$—
Vested	(5,000)	(46,538)	$20.00	$18.99
Unvested balance as of December 31, 2016	—	21,435	$17.49	$—
_______________________

1.	Accrued RSU dividend equivalents have a weighted average grant date fair value of $0.

2.	Weighted average vest date fair value is based on the closing price of our common stock on the vest date.
The 2016 Equity Plan provides for grants of equity-based compensation in the form of stock options, appreciation rights ("SARs"), restricted shares, RSUs, performance shares, performance units, dividend equivalents and certain other awards denominated or payable in, or otherwise based on, shares of our common stock, plus cash incentive awards, for the purpose of providing our non-employee directors, officers and other employees, and those of our subsidiaries, incentives and rewards for service or performance. The 2016 Equity Plan authorizes a total of 10 million shares our common stock that may be used to satisfy awards under the plan, subject to the share counting rules set forth within the plan. The Compensation Committee of our Board of Directors determines awards to be granted under the 2016 Equity Plan and the terms of such awards, including vesting schedules. During fiscal year 2016, we granted RSU awards under the plan totaling $2 million. The awards represent the right to receive an equivalent number of shares of common stock as measured by the closing price of our common stock on the grant date, or 101,407 shares, plus any equivalent shares for dividends declared on our common stock, and vest over a three year period, subject to the terms and conditions of the plan. As of December 31, 2016, 9.9 million shares remained available for awards under the 2016 Equity Plan, excluding securities to be issued for prior awards granted under the plan.
We recognize the cost of equity-based compensation awards based on the grant-date fair value of those awards, or the fair value of liabilities incurred, over the requisite service period. We recognize the impact of forfeitures as they occur. During fiscal years 2016, 2015 and 2014, we recognized other operating expense of $731,000, $704,000 and $540,000, respectively, under the Director Plan and during fiscal year 2016 we recognized compensation expense of $28,000 under the 2016 Equity Plan. As of December 31, 2016, we had unrecognized expense related to awards granted under the plans of approximately $2 million, which is expected to be recognized over a weighted average period of 2.8 years.

Note 10. Income Taxes
As of December 31, 2016, we have distributed all of our estimated taxable income for fiscal year 2016. Accordingly, we do not expect to incur an income tax liability on our 2016 taxable income. For fiscal years 2015 and 2014, we distributed all of our taxable income within the limits prescribed by the Internal Revenue Code. Accordingly, we did not incur an income tax liability on our taxable income for such periods.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2016, 2015 and 2014. Our tax returns for tax years 2013 and forward are open to examination by the IRS. In the event that we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 11. Management Agreement and Related Party Transactions
Prior to our acquisition of AMM on July 1, 2016, we were externally managed by AGNC Management, LLC (our "Manager"). We paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. There was no incentive compensation payable to our Manager pursuant to the management agreement. We incurred management fees of $52 million, $116 million and $119 million for the first half of fiscal year 2016 and for fiscal years 2015 and 2014, respectively. Following our management internalization, we no longer incur a management fee, but we incur expenses associated with an internally managed organization, including compensation expense previously borne by our Manager. For fiscal year 2016, we had compensation and benefits expense of $19 million, consisting of base salary, bonus accruals and benefits expense.
Our management agreement provided for automatic annual one-year renewal terms and could only be terminated by us or our Manager without cause, as defined in the management agreement, after the completion of the then current renewal term, provided that either party provided 180-days prior written notice of non-renewal of the management agreement. If we were to not renew the management agreement without cause, we would have been required to pay a termination fee on the last day of the applicable term, equal to three times the average annual management fee earned by our Manager during the prior 24-month period immediately preceding the most recently completed month prior to the effective date of termination. We could only not renew the management agreement with or without cause with the consent of the majority of our independent directors.
Pursuant to our management agreement, we were also obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses of our Manager's officers and employees and any American Capital employees who provided services to us pursuant to the management agreement. For fiscal years 2016, 2015 and 2014, we recorded expense reimbursements to our Manager of $3 million, $8 million and $8 million, respectively, primarily consisting of costs related to information technology systems.
During fiscal year 2016, following our acquisition of AMM, we earned management fees of $8 million from our management of MTGE.

Note 12. Business Combination - Acquisition of AGNC Mortgage Management, LLC
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
Our acquisition of AMM is accounted for as a business combination using the acquisition method of accounting, whereby the total purchase price has been allocated to identifiable assets acquired and liabilities assumed based on their respective fair values as of the acquisition date. Goodwill is calculated as the excess of the consideration transferred over the net assets acquired that meet the criteria for separate recognition and represents the estimated future economic benefits arising from these and other assets acquired that could not be individually identified or do not qualify for recognition as a separate asset. A large majority of the acquisition price has been recognized as goodwill, which is attributable to our pre-existing management agreement with AMM that does not qualify for separate recognition. Goodwill is expected to be deductible for income tax purposes over a 15 year amortization period. We did not recognize a gain or loss associated with the effective settlement of our management agreement with AMM on the acquisition date based on comparable agreements available in the market.
The fair values of intangible assets acquired were determined using a market-based measurement under the income approach based on primarily unobservable market data that cannot be corroborated and, thus, represent a level 3 measurement (see Note 7). The primary market-based inputs include forecasted revenues and expenses, discount rate and corporate income tax rate.
The following table summarizes the fair values of assets acquired and liabilities assumed at the acquisition date (in millions).

July 1, 2016(Acquisition Date)
Cash	$7
MTGE management agreement	29
Other intangible asset	1
Total identifiable assets	37
Accounts payable and other liabilities	(1)
Identifiable net assets acquired	36
Goodwill	526
Net assets acquired	$562
The MTGE management agreement is being amortized over a 10 year amortization period. We recognized $9 million of transaction related costs that were expensed during fiscal year 2016. These costs are included in other operating expenses in our consolidated statements of comprehensive income.
AMM's revenue and net loss included in our consolidated statements of comprehensive income from the acquisition date to December 31, 2016 are $8 million and $(11) million, respectively, after elimination of AGNC's management fee and other intercompany transactions. The following table represents our pro forma consolidated revenue and net income as if AMM had been included in our consolidated results for fiscal year 2015 and for all of fiscal year 2016 (in millions). Revenue includes interest income from our investment portfolio and management fee income from managing MTGE. Amounts have been calculated after applying our accounting policies and adjusting AMM's results to reflect amortization expense that would have been charged assuming the fair value adjustments to intangible assets had been applied on January 1, 2015. All AGNC management fees and all other actual and pro forma intercompany transactions have been eliminated. These pro forma results have been prepared for comparative purposes only and do not purport to be indicative of what operating results would have been had the AMM acquisition occurred on January 1, 2015 and may not be indicative of future operating results.

	Pro Forma Consolidated Revenue and Net Income
	Fiscal Year
	2016	2015
Revenue	$1,337	$1,483
Net Income	$661	$303

Note 13. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income for fiscal years 2016 and 2015 (in millions, except per share data).

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Interest income:
Interest income	$295	$318	$315	$393
Interest expense	99	101	96	98
Net interest income	196	217	219	295
Other gain (loss):
Gain (loss) on sale of investment securities, net	(2)	55	61	(5)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	11	—	(6)	(11)
Gain (loss) on derivative instruments and other securities, net	(944)	(367)	248	753
Management fee income	—	—	4	4
Total other gain (loss), net	(935)	(312)	307	741
Expenses:
Management fee expense	27	25	—	—
Compensation and benefits	—	—	9	10
Other operating expenses	6	15	6	7
Total expenses	33	40	15	17
Net income (loss)	(772)	(135)	511	1,019
Dividend on preferred stock	7	7	7	7
Net income (loss) available (attributable) to common shareholders	$(779)	$(142)	$504	$1,012

Net income (loss)	$(772)	$(135)	$511	$1,019
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	765	370	(97)	(1,408)
Unrealized gain on derivative instruments, net	19	12	7	1
Other comprehensive income (loss)	784	382	(90)	(1,407)
Comprehensive income (loss)	12	247	421	(388)
Dividend on preferred stock	7	7	7	7
Comprehensive income (loss) available (attributable) to common shareholders	$5	$240	$414	$(395)

Weighted average number of common shares outstanding - basic and diluted	334.4	331.0	331.0	331.0
Net income (loss) per common share - basic and diluted	$(2.33)	$(0.43)	$1.52	$3.06
Comprehensive income (loss) per common share - basic and diluted	$0.01	$0.73	$1.25	$(1.19)
Dividends declared per common share	$0.60	$0.60	$0.56	$0.54

	Quarter Ended
	March 31, 2015	June 30, 2015	September 30, 2015	December 31, 2015
Interest income:
Interest income	$383	$414	$295	$374
Interest expense	86	81	77	86
Net interest income	297	333	218	288
Other gain (loss):
Gain (loss) on sale of investment securities, net	36	(22)	(39)	2
Unrealized gain (loss) on investment securities measured at fair value through net income, net	11	(7)	10	(9)
Gain (loss) on derivative instruments and other securities, net	(560)	244	(788)	340
Total other gain (loss), net	(513)	215	(817)	333
Expenses:
Management fees	30	29	29	28
General and administrative expenses	6	7	5	5
Total expenses	36	36	34	33
Net income (loss)	(252)	512	(633)	588
Dividend on preferred stock	7	7	7	7
Net income (loss) available (attributable) to common shareholders	$(259)	$505	$(640)	$581

Net income (loss)	$(252)	$512	$(633)	$588
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	391	(872)	467	(583)
Unrealized gain on derivative instruments, net	29	26	24	22
Other comprehensive income (loss)	420	(846)	491	(561)
Comprehensive income (loss)	168	(334)	(142)	27
Dividend on preferred stock	7	7	7	7
Comprehensive income (loss) available (attributable) to common shareholders	$161	$(341)	$(149)	$20

Weighted average number of common shares outstanding-basic and diluted	352.8	352.1	347.8	341.6
Net income (loss) per common share - basic and diluted	$(0.73)	$1.43	$(1.84)	$1.70
Comprehensive income (loss) per common share - basic and diluted	$0.46	$(0.97)	$(0.43)	$0.06
Dividends declared per common share	$0.66	$0.62	$0.60	$0.60

Note 14. Subsequent Events
On each of January 12, 2017 and February 14, 2017, our Board of Directors declared a monthly dividend of $0.18 per common share, payable on February 8, 2017 and March 8, 2017, respectively, to common stockholders of record as of January 31, 2017 and February 28, 2017, respectively.
On February 1, 2017, we entered into sales agreements with underwriters to publicly offer and sell shares of our common stock, from time-to-time, through publicly negotiated and/or at-the-market transactions, up to an aggregate offering amount of $750 million.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2016. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Item 9B. Other Information

None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2017 Annual Meeting of Stockholders (the "2017 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "BOARD AND GOVERNANCE MATTERS", and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2017 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2017 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2017 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2017 Proxy Statement under the heading "PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

Item 15.     Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2016 and 2015

Consolidated Statements of Comprehensive Income for fiscal years 2016, 2015 and 2014
Consolidated Statements of Stockholders' Equity for fiscal years 2016, 2015 and 2014

Consolidated Statements of Cash Flows for fiscal years 2016, 2015 and 2014
(2)    The following exhibits are filed herewith or incorporated herein by reference

Exhibit No.	Description

*2.1
Purchase and Sale Agreement, dated as of May 23, 2016, by and among American Capital Asset Management, LLC, American Capital Mortgage Management, LLC, American Capital, Ltd. and American Capital Agency Corp., incorporated by reference to Exhibit 2.1 of Form 8-K (File No. 001-34057), filed May 25, 2016.

*3.1
AGNC Investment Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34057), filed November 7, 2016.

*3.2
AGNC Investment Corp. Third Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34057), filed November 7, 2016.

*3.3	Certificate of Designations of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed April 3, 2012.

*3.4	Certificate of Designations of 7.750% Series B Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.3 of Form 8-A (File No. 001-34057), filed May 7, 2014.

*4.1
Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34057) filed November 7, 2016.

*4.2
Instruments defining the rights of holders of securities: See Article VI of our Third Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.2 of Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34057) filed November 7, 2016.

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34057), filed November 7, 2016.

*4.4	Specimen 8.000% Series A Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-K (File No. 001-34057), filed April 3, 2012.

*4.5	Specimen 7.750% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed May 7, 2014.

*4.6
Deposit Agreement, dated May 8, 2014, among American Capital Agency Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34067), filed May 8, 2014.

*4.7	Form of Depositary Receipt, incorporated herein by reference to Exhibit 4.3 of Form 8-K (File No. 001-34067), filed May 8, 2014.

†*10.1
Third Amended and Restated Employment Agreement, dated September 22, 2014, as amended on November 1, 2016, by and between AGNC Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed November 4, 2016.

†*10.2
Amended and Restated Employment Agreement, dated March 30, 2012, as amended on November 1, 2016, by and between AGNC Mortgage Management, LLC and Peter J. Federico, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed November 4, 2016.

†*10.3
Amended and Restated Employment Agreement, dated March 30, 2012, as amended on November 1, 2016, by and between AGNC Mortgage Management, LLC and Christopher J. Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed November 4, 2016.

†*10.4
Letter Agreement, dated December 1, 2015, as amended on July 1, 2016, by and between American Capital Mortgage Management, LLC and Bernice E. Bell, incorporated herein by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed July 8, 2016.

†*10.5
Retention Bonus Grant Letter, dated July 1, 2016, by and between American Capital Mortgage Management, LLC and Bernice E. Bell, incorporated herein by reference to Exhibit 10.5 of Form 8-K (File No. 001-34057), filed July 8, 2016.

†*10.6
Transition Services Agreement, dated July 1, 2016, by and among American Capital Agency Corp., American Capital, Ltd., American Capital Asset Management, LLC and American Capital Mortgage Management, LLC, incorporated herein by reference to Exhibit 2.1 of Form 8-K (File No. 001-34057), filed July 8, 2016.

†10.7	AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, as adopted at a Special Meeting of Stockholders held on December 9, 2016, filed herewith.

†10.8	Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, filed herewith.

†10.9	Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, filed herewith.

†10.10	Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 officers without Employment Contracts, filed herewith.

†10.11	Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 officers without Employment Contracts, filed herewith.

†*10.12	AGNC Mortgage Management, LLC Performance Incentive Plan - MTGE, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 27, 2017.

†10.13
Form of Memorandum and Acceptance Agreement for Incentive Awards under the AGNC Mortgage Management, LLC Performance Incentive Plan - MTGE for Section 16 Officers with Employment Contracts, filed herewith.

†10.14
Form of Memorandum and Acceptance Agreement for Incentive Awards under the AGNC Mortgage Management, LLC Performance Incentive Plan - MTGE for Section 16 Officers without Employment Contracts, filed herewith.

12.1	Computation of ratio of earnings to fixed charges and ratio of earnings to combined fixed charges and preferred stock dividends, filed herewith.

14	AGNC Investment Corp. Code of Ethics and Conduct, adopted October 18, 2016, filed herewith.

21	Subsidiaries of the Company and jurisdiction of incorporation:
1) AGNC TRS, LLC, a Delaware limited liability company
2) Old Georgetown Insurance Co. LLC, a Missouri limited liability company
3) Bethesda Securities, LLC, a Delaware limited liability company
4) AGNC Mortgage Management, LLC, a Delaware limited liability company

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY KAIN
Gary Kain Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)
Date:	February 27, 2017

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ GARY KAIN	Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)	February 27, 2017
Gary Kain

	/s/ PETER FEDERICO	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 27, 2017
Peter Federico

	/s/ BERNICE E. BELL	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 27, 2017
Bernice E. Bell

	*	Director	February 27, 2017
Morris A. Davis

	*	Director	February 27, 2017
Larry K. Harvey

	*	Director	February 27, 2017
Prue B. Larocca

	*	Director	February 27, 2017
Paul E. Mullings

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact