Form 10-Q
period 2017-03-31
AGNC Investment Corp.
filed 2017-05-08
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2017
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

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2017 was 331,046,077.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2017	December 31, 2016
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $41,587 and $43,943, respectively)	$43,856	$45,393
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	777	818
Non-Agency securities, at fair value (including pledged securities of $0 and $90, respectively)	31	124
Credit risk transfer securities, at fair value	383	164
U.S. Treasury securities, at fair value (including pledged securities of $0 and $173, respectively)	—	182
Cash and cash equivalents	1,073	1,208
Restricted cash and cash equivalents	219	74
Derivative assets, at fair value	205	355
Receivable for securities sold (including pledged securities of $537 and $21, respectively)	688	21
Receivable under reverse repurchase agreements	8,908	7,716
Goodwill and other intangible assets, net	554	554
Other assets	144	271
Total assets	$56,838	$56,880
Liabilities:
Repurchase agreements	$39,375	$37,858
Federal Home Loan Bank advances	—	3,037
Debt of consolidated variable interest entities, at fair value	434	460
Payable for securities purchased	693	—
Derivative liabilities, at fair value	69	256
Dividends payable	66	66
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	8,792	7,636
Accounts payable and other liabilities	117	211
Total liabilities	49,546	49,524
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600 shares authorized;
331.0 shares issued and outstanding	3	3
Additional paid-in capital	9,932	9,932
Retained deficit	(2,628)	(2,518)
Accumulated other comprehensive loss	(351)	(397)
Total stockholders' equity	7,292	7,356
Total liabilities and stockholders' equity	$56,838	$56,880
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2017	2016
Interest income:
Interest income	$296	$295
Interest expense	98	99
Net interest income	198	196
Other gain (loss), net:
Loss on sale of investment securities, net	(84)	(2)
Unrealized gain on investment securities measured at fair value through net income, net	16	11
Loss on derivative instruments and other securities, net	(40)	(944)
Management fee income	3	—
Total other loss, net:	(105)	(935)
Expenses:
Management fee expense	—	27
Compensation and benefits	10	—
Other operating expenses	7	6
Total operating expenses	17	33
Net income (loss)	76	(772)
Dividend on preferred stock	7	7
Net income (loss) available (attributable) to common stockholders	$69	$(779)

Net income (loss)	$76	$(772)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	46	765
Unrealized gain on derivative instruments, net	—	19
Other comprehensive income	46	784
Comprehensive income	122	12
Dividend on preferred stock	7	7
Comprehensive income available to common stockholders	$115	$5

Weighted average number of common shares outstanding - basic	331.0	334.4
Weighted average number of common shares outstanding - diluted	331.1	334.4
Net income (loss) per common share - basic and diluted	$0.21	$(2.33)
Dividends declared per common share	$0.54	$0.60
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	6.9	$336	337.5	$3	$10,048	$(2,350)	$(66)	$7,971
Net loss	—	—	—	—	—	(772)	—	(772)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	765	765
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	19	19
Repurchase of common stock	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared						(7)		(7)
Common dividends declared	—	—	—	—	—	(200)	—	(200)
Balance, March 31, 2016	6.9	$336	331.0	$3	$9,932	$(3,329)	$718	$7,660

Balance, December 31, 2016	6.9	$336	331.0	$3	$9,932	$(2,518)	$(397)	$7,356
Net income	—	—	—	—	—	76	—	76
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	46	46
Preferred dividends declared	—	—	—	—	—	(7)	—	(7)
Common dividends declared	—	—	—	—	—	(179)	—	(179)
Balance, March 31, 2017	6.9	$336	331.0	$3	$9,932	$(2,628)	$(351)	$7,292

See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2017	2016
Operating activities:
Net income (loss)	$76	$(772)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	89	150
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	—	19
Amortization of intangible assets	1	—
Loss on sale of investment securities, net	84	2
Unrealized gain on investment securities measured at fair value through net income, net	(16)	(11)
Loss on derivative instruments and other securities, net	40	944
Decrease in other assets	125	18
Increase (decrease) in accounts payable and other accrued liabilities	(9)	12
Net cash provided by operating activities	390	362
Investing activities:
Purchases of Agency mortgage-backed securities	(4,573)	(7,370)
Purchases of credit risk transfer and non-Agency securities	(317)	—
Proceeds from sale of Agency mortgage-backed securities	4,424	3,513
Proceeds from sale of credit risk transfer and non-Agency securities	193	—
Principal collections on Agency mortgage-backed securities	1,636	1,601
Principal collections on credit risk transfer and non-Agency securities	4	3
Purchases of U.S. Treasury securities	(1,748)	(739)
Proceeds from sale of U.S. Treasury securities	2,999	2,164
Net payments on reverse repurchase agreements	(1,192)	(1,450)
Net payments on derivative instruments	(208)	(586)
Other investing cash flows, net	(50)	31
Net cash provided by investing activities	1,168	(2,833)
Financing activities:
Proceeds from repurchase arrangements	77,905	62,155
Payments on repurchase agreements	(76,347)	(58,614)
Proceeds from Federal Home Loan Bank advances	—	2,098
Payments on Federal Home Loan Bank advances	(3,037)	(2,814)
Payments on debt of consolidated variable interest entities	(28)	(31)
Payments for common stock repurchases	—	(116)
Cash dividends paid	(186)	(208)
Net cash used in financing activities	(1,693)	2,470
Net change in cash and cash equivalents	(135)	(1)
Cash and cash equivalents at beginning of period	1,208	1,110
Cash and cash equivalents at end of period	$1,073	$1,109
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
We earn income primarily from investing in Agency residential mortgage-backed securities ("Agency RMBS") on a leveraged basis. These investments consist of residential pass-through mortgage securities for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise or a U.S. Government agency. We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a U.S. Government-sponsored enterprise or U.S. Government agency (see Note 3 for further details).
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
Prior to July 1, 2016, we were externally managed by AGNC Management, LLC (our "Manager"). On July 1, 2016, we completed the acquisition of all of the outstanding membership interests of AGNC Mortgage Management, LLC ("AMM"), the parent company of our Manager, from American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, Ltd. ("ACAS"). AMM is also the parent company of MTGE Management, LLC, the external manager of MTGE Investment Corp. ("MTGE") (NASDAQ: MTGE). Following the closing of the acquisition of AMM, we became internally managed and are no longer affiliated with ACAS.

Note 3. Summary of Significant Accounting Policies
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
Mortgage-related securities may also include investments in the common stock of other publicly traded mortgage REITs, including MTGE, which invest in Agency and non-Agency securities and/or other real estate related assets.
Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for such securities pursuant to ASC Topic 825, Financial Instruments. All of our securities are reported at fair value as they have either been designated as available-for-sale or trading or we have elected the fair value option of accounting. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income (loss) ("OCI"). Unrealized gains and losses on securities classified as trading or for which we elected the fair value option are reflected in net income through other gain (loss) during the period in which they occur. Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
We elected the fair value option to account for CRT, CMBS and Agency interest and principal-only securities and, effective January 1, 2017, for all Agency and non-Agency securities acquired on or after January 1, 2017. In our view, this election simplifies the accounting for such securities and more appropriately reflects the results of our operations for a particular reporting period, as the fair value changes for these assets are be presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. We are not permitted to change the designation of available-for-sale securities acquired prior to January 1, 2017, accordingly, such securities will continue to be classified as available-for-sale securities until such time as we receive full repayment or we dispose of the security.
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
Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
We from time-to-time borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivatives Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements generally mature daily. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are generally reset daily.
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
The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized in the event that the counterparties to these instruments fail to perform their obligations under the contracts. Our derivative agreements require that we post or receive collateral on such agreements to such risk. We also attempt to minimize our risk of loss by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.
Discontinuation of hedge accounting for interest rate swap agreements
Prior to fiscal year 2011, we entered into interest rate swap agreements typically with the intention of qualifying for hedge accounting under ASC 815. However, during fiscal year 2011, we elected to discontinue hedge accounting for our interest rate swaps. Upon discontinuation of hedge accounting, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and was reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap through December 2016.
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with borrowings made under our repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 20 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market. Swap agreements entered into subsequent to May 2013 are centrally cleared through the Chicago Mercantile Exchange ("CME"), a registered commodities exchange.
We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price.
Our centrally cleared swaps require that we post an “initial margin” to our counterparties for an amount determined by the CME, which is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. We also exchange cash “variation margin” with our counterparties on our centrally cleared swaps based upon daily changes in the fair value as measured by the CME. Beginning in the first quarter of 2017, as a result of a CME amendment to its rule book governing its central clearing activities, the daily exchange of variation margin associated with a CME centrally cleared derivative instrument is legally characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps as a direct reduction to the carrying value of the interest rate swap derivative asset or liability, respectively; and the carrying amount of centrally cleared interest rate swaps reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments.
We estimate the fair value of our non-centrally cleared swaps using a combination of inputs from counterparty and third-party pricing models to estimate the net present value of the future cash flows using the forward interest rate yield curve in effect as of the end of the measurement period. We also incorporate both our own and our counterparties' nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we consider the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
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
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in two stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets in connection with past renewals of the management agreement with our former external Manager and the internalization of our management, which occurred on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability and, as of March 31, 2017, we did not accrue a loss contingency related to these matters.
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

Note 4. Investment Securities
As of March 31, 2017 and December 31, 2016, our investment portfolio consisted of $45.0 billion and $46.5 billion of investment securities, at fair value, respectively, summarized in the tables below, and $14.4 billion and $11.2 billion of net TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $70 million and $(147) million as of March 31, 2017 and December 31, 2016, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security (see Note 6 for further details of our net TBA position as of March 31, 2017 and December 31, 2016).
As of March 31, 2017 and December 31, 2016, our investment securities had a net unamortized premium balance of $2.1 billion, including interest and principal-only securities.
The following tables summarize our investment securities as of March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017		December 31, 2016
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$43,585	$43,232	$45,145	$44,736
Adjustable rate	354	362	371	379
CMO	755	761	796	801
Interest-only and principal-only strips	254	278	268	295
Total Agency RMBS	44,948	44,633	46,580	46,211
Non-Agency RMBS	8	8	102	101
CMBS	23	23	23	23
CRT securities	375	383	161	164
Total investment securities	$45,354	$45,047	$46,866	$46,499

	March 31, 2017
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$28,651	$8,986	$41	$8	$—	$—	$37,686
Unamortized discount	(27)	(3)	—	—	—	—	(30)
Unamortized premium	1,325	489	1	—	—	—	1,815
Amortized cost	29,949	9,472	42	8	—	—	39,471
Gross unrealized gains	156	49	1	—	—	—	206
Gross unrealized losses	(393)	(164)	—	—	—	—	(557)
Total available-for-sale securities, at fair value	29,712	9,357	43	8	—	—	39,120
Securities remeasured at fair value through earnings:
Par value [1]	5,198	26	—	—	24	364	5,612
Unamortized discount	(40)	—	—	—	(1)	—	(41)
Unamortized premium	286	14	—	—	—	11	311
Amortized cost	5,444	40	—	—	23	375	5,882
Gross unrealized gains	40	3	—	—	—	8	51
Gross unrealized losses	(5)	(1)	—	—	—	—	(6)
Total securities remeasured at fair value through earnings	5,479	42	—	—	23	383	5,927
Total securities, at fair value	$35,191	$9,399	$43	$8	$23	$383	$45,047
Weighted average coupon as of March 31, 2017	3.65%	3.68%	2.76%	2.50%	6.55%	5.17%	3.67%
Weighted average yield as of March 31, 2017 [2]	2.83%	2.71%	2.00%	2.97%	7.54%	5.85%	2.83%
 ________________________

1.	Par value amount excludes the underlying unamortized principal balance ("UPB") of interest-only securities of $0.9 billion as of March 31, 2017.

2.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of March 31, 2017.

	December 31, 2016
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$34,244	$10,008	$44	$101	$—	$—	$44,397
Unamortized discount	(43)	(3)	—	—	—	—	(46)
Unamortized premium	1,518	544	—	1	—	—	2,063
Amortized cost	35,719	10,549	44	102	—	—	46,414
Gross unrealized gains	176	48	1	—	—	—	225
Gross unrealized losses	(442)	(179)	—	(1)	—	—	(622)
Total available-for-sale securities, at fair value	35,453	10,418	45	101	—	—	46,017
Securities remeasured at fair value through earnings:
Par value [1]	171	—	—	—	24	157	352
Unamortized discount	(35)	—	—	—	(1)	—	(36)
Unamortized premium	118	14	—	—	—	4	136
Amortized cost	254	14	—	—	23	161	452
Gross unrealized gains	28	3	—	—	—	3	34
Gross unrealized losses	(3)	(1)	—	—	—	—	(4)
Total securities remeasured at fair value through earnings	279	16	—	—	23	164	482
Total securities, at fair value	$35,732	$10,434	$45	$101	$23	$164	$46,499
Weighted average coupon as of December 31, 2016	3.59%	3.67%	2.75%	3.42%	6.55%	5.25%	3.61%
Weighted average yield as of December 31, 2016 [2]	2.77%	2.72%	2.00%	3.27%	7.54%	6.28%	2.77%
 ________________________

1.	Par value amount excludes the UPB of interest-only securities of $0.9 billion as of December 31, 2016.

2.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2016.

As of March 31, 2017 and December 31, 2016, our investments in non-Agency securities had the following credit ratings:

	March 31, 2017			December 31, 2016
Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$8	$—	$—	$99	$—
BBB	—	—	23	—	—	23
BB	31	—	—	—	—	—
B	350	—	—	164	2	—
Not Rated	2	—	—	—	—	—
Total	$383	$8	$23	$164	$101	$23
 ________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of March 31, 2017, our CRT securities had floating rate coupons ranging from 4.3% to 7.3%, referenced to loans originated between 2012 and 2016 with weighted average coupons ranging from 3.6% to 4.2%. As of December 31, 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, referenced to loans originated between 2015 and 2016 with weighted average coupons ranging from 4.0% to 4.2%.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of March 31, 2017 and December 31, 2016, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 8%. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our investments classified as available-for-sale as of March 31, 2017 and December 31, 2016 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2017				December 31, 2016
Estimated Weighted Average Life of Securities Classified as Available-for-Sale	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$747	$736	3.90%	2.55%	$414	$410	3.99%	2.52%
> 3 years and ≤ 5 years	11,717	11,628	3.30%	2.42%	13,534	13,449	3.26%	2.40%
> 5 years and ≤10 years	26,130	26,579	3.67%	2.85%	30,226	30,713	3.65%	2.86%
> 10 years	526	528	3.08%	3.06%	1,843	1,842	3.02%	3.07%
Total	$39,120	$39,471	3.55%	2.72%	$46,017	$46,414	3.52%	2.73%

The following table presents the gross unrealized loss and fair values of our available-for-sale securities by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2017 and December 31, 2016 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
March 31, 2017	$24,113	$(490)	$1,646	$(67)	$25,759	$(557)
December 31, 2016	$28,397	$(554)	$1,719	$(68)	$30,116	$(622)

We did not recognize any OTTI charges on our investment securities for the three months ended March 31, 2017 and 2016. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2017 and 2016 by investment classification of accounting (see Note 3) (in millions).

	Three Months Ended March 31,
	2017			2016
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(5,149)	$(26)	$(5,175)	$(3,515)	$—	$(3,515)
Proceeds from investment securities sold [1]	5,065	26	5,091	3,513	—	3,513
Net gain (loss) on sale of investment securities	$(84)	$—	$(84)	$(2)	$—	$(2)

Gross gain on sale of investment securities	$4	$—	$4	$5	$—	$5
Gross loss on sale of investment securities	(88)	—	(88)	(7)	—	(7)
Net gain (loss) on sale of investment securities	$(84)	$—	$(84)	$(2)	$—	$(2)
  ________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Securitizations and Variable Interest Entities
As of March 31, 2017 and December 31, 2016, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized Agency securities with a total fair value of $0.8 billion as of March 31, 2017 and December 31, 2016 and debt with a total fair value of $434 million and $460 million, respectively, in our accompanying consolidated balance sheets. As of March 31, 2017 and December 31, 2016, the Agency securities had an aggregate unpaid principal balance of $0.7 billion and $0.8 billion, respectively, and the debt had an aggregate unpaid principal balance of $425 million and $452 million, respectively. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. For the three months ended March 31, 2017 and 2016, we recorded a loss of $1 million and $5 million, respectively, associated with our consolidated debt. Our involvement with the consolidated trusts is limited to the Agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of March 31, 2017 and December 31, 2016, the fair value of our CMO securities and interest and principal-only securities was $1.0 billion and $1.1 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.4 billion and $1.5 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $167 million and $182 million as of March 31, 2017 and December 31, 2016, respectively.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our borrowing agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2017, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.

Repurchase Agreements
As of March 31, 2017 and December 31, 2016, we had $39.4 billion and $37.9 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than 90 days have floating interest rates based on an index plus or minus a fixed spread. Substantially all of our repurchase agreements were used to fund purchases of Agency securities ("Agency repo"). The remainder of our repurchase agreements were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017			December 31, 2016
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$18,574	0.94%	13	$17,481	0.90%	11
> 1 to ≤ 3 months	8,728	1.02%	55	10,011	0.93%	55
> 3 to ≤ 6 months	1,831	0.97%	121	2,030	1.02%	136
> 6 to ≤ 9 months	3,668	1.10%	224	1,270	0.98%	214
> 9 to ≤ 12 months	1,361	1.11%	284	1,566	1.08%	299
> 12 to ≤ 24 months	1,588	1.43%	524	1,203	1.28%	538
> 24 to ≤ 36 months	2,300	1.50%	961	1,300	1.36%	865
> 36 to ≤ 48 months	1,325	1.49%	1,302	2,200	1.32%	1,168
> 48 to < 60 months	—	—%	—	625	1.38%	1,506
Total Agency repo	39,375	1.05%	176	37,686	0.98%	187
U.S. Treasury repo:
> 1 day to ≤ 1 month	—	—%	—	172	(0.30)%	17
Total	$39,375	1.05%	176	$37,858	0.98%	186
Federal Home Loan Bank Advances
As of December 31, 2016, we had $3.0 billion of outstanding secured Federal Home Loan Bank ("FHLB") advances, with a weighted average borrowing rate of 0.73%. Our FHLB advances matured in February 2017, coinciding with the termination of our wholly-owned captive insurance subsidiary's FHLB membership in February 2017 pursuant to the Federal Housing Finance Agency's ("FHFA") final rule on FHLB membership released in January 2016. As a result, we had no outstanding secured FHLB advances as of March 31, 2017.
Debt of Consolidated Variable Interest Entities
As of March 31, 2017 and December 31, 2016, debt of consolidated VIEs, at fair value, was $434 million and $460 million, respectively, and had a weighted average interest rate of LIBOR plus 37 and 36 basis points, respectively, and a principal balance of $425 million and $452 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying Agency RMBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of March 31, 2017 and December 31, 2016 was 5.8 years.

Note 6. Derivative and Other Hedging Instruments
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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2017 and December 31, 2016 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2017	December 31, 2016
Interest rate swaps	Derivative assets, at fair value	$92	$321
Swaptions	Derivative assets, at fair value	22	22
TBA securities	Derivative assets, at fair value	91	4
U.S. Treasury futures - short	Derivative assets, at fair value	—	8
Total derivative assets, at fair value		$205	$355

Interest rate swaps	Derivative liabilities, at fair value	$(43)	$(105)
TBA securities	Derivative liabilities, at fair value	(21)	(151)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(5)	—
Total derivative liabilities, at fair value		$(69)	$(256)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$—	$182
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(8,792)	(7,636)
Total U.S. Treasury securities, net at fair value		$(8,792)	$(7,454)

The following table summarizes certain characteristics of our interest rate swap agreements outstanding as of March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017				December 31, 2016
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate [3]	Average Maturity (Years)
≤ 3 years	$19,825	1.21%	1.06%	1.6	$19,775	1.16%	0.92%	1.5
> 3 to ≤ 5 years	6,250	1.72%	1.06%	4.1	7,450	1.62%	0.91%	4.0
> 5 to ≤ 7 years	3,975	1.82%	1.04%	5.6	4,725	1.89%	0.91%	5.9
> 7 to ≤ 10 years	3,625	1.94%	1.05%	9.1	3,325	1.90%	0.91%	9.2
> 10 years	2,100	2.58%	1.05%	13.5	1,900	2.64%	0.91%	13.8
Total	$35,775	1.52%	1.06%	3.9	$37,175	1.48%	0.92%	3.9
   ________________________

1.
As of March 31, 2017 and December 31, 2016, notional amount includes forward starting swaps of $0.3 billion and $0.6 billion, respectively, with an average forward start date of 2.0 and 1.2 years, respectively, and an average maturity of 12.0 and 10.7 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.50% and 1.46% as of March 31, 2017 and December 31, 2016, respectively.

3.	Average receive rate excludes forward starting swaps.

The following tables summarize certain characteristics of our interest rate payer swaption agreements, U.S. Treasury securities and U.S. Treasury futures outstanding as of March 31, 2017 and December 31, 2016 (dollars in millions):

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
March 31, 2017
Total ≤ 1 year	$64	$22	8	$2,200	3.09%	3M	8.9
December 31, 2016
Total ≤ 1 year	$52	$22	6	$1,200	3.06%	3M	8.3

U.S. Treasury Securities	March 31, 2017			December 31, 2016
Maturity	Face Amount Net Long / (Short)	Cost Basis	Net Fair Value	Face Amount Net Long / (Short)	Cost Basis	Net Fair Value
5 years	$—	$—	$—	$(400)	$(404)	$(392)
7 years	(4,135)	(4,106)	(4,036)	(3,056)	(3,041)	(2,930)
10 years	(5,034)	(4,829)	(4,756)	(4,416)	(4,236)	(4,132)
Total U.S. Treasury securities, net	$(9,169)	$(8,935)	$(8,792)	$(7,872)	$(7,681)	$(7,454)

U.S. Treasury Futures	March 31, 2017				December 31, 2016
Maturity	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
5 years	$(730)	$(858)	$(859)	$(1)	$(730)	$(862)	$(859)	$3
10 years	(1,080)	(1,341)	(1,345)	(4)	(1,080)	(1,347)	(1,342)	5
Total U.S. Treasury futures	$(1,810)	$(2,199)	$(2,204)	$(5)	$(1,810)	$(2,209)	$(2,201)	$8
_____________________

1.	U.S. Treasury futures notional amount represents the par value (or principal balance) of the underlying U.S. Treasury security.

2.	U.S. Treasury futures cost basis represents the forward price to be paid/(received) for the underlying U.S. Treasury security.

3.	U.S. Treasury futures market value represents the current market value of U.S. Treasury futures as of period-end.

4.
Net carrying value represents the difference between the fair value and the cost basis of U.S. Treasury futures as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

The following tables summarize certain characteristics of our TBA securities as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017				December 31, 2016
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$1,980	$1,973	$1,978	$5	$1,853	$1,870	$1,856	$(14)
3.0%	32	33	33	—	292	302	300	(2)
3.5%	139	144	144	—	15	16	16	—
Total 15-Year TBA securities	2,151	2,150	2,155	5	2,160	2,188	2,172	(16)
30-Year TBA securities:
3.0%	3,686	3,642	3,648	6	3,027	3,114	3,007	(107)
3.5%	3,295	3,347	3,369	22	1,209	1,251	1,236	(15)
4.0%	5,070	5,273	5,310	37	4,530	4,769	4,760	(9)
4.5%	(32)	(35)	(35)	—	(10)	(10)	(10)	—
Total 30-Year TBA securities, net	12,019	12,227	12,292	65	8,756	9,124	8,993	(131)
Total TBA securities, net	$14,170	$14,377	$14,447	$70	$10,916	$11,312	$11,165	$(147)

	March 31, 2017				December 31, 2016
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$12,529	$12,720	$12,787	$67	$9,881	$10,251	$10,118	$(133)
Freddie Mac	1,641	1,657	1,660	3	1,035	1,060	1,047	(13)
Ginnie Mae	—	—	—	—	—	1	—	(1)
TBA securities, net	$14,170	$14,377	$14,447	$70	$10,916	$11,312	$11,165	$(147)
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying Agency security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying Agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying Agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The tables below summarize changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31, 2017
Derivative and Other Hedging Instruments	Notional Amount December 31, 2016	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount March 31, 2017	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$10,916	36,096	(32,842)	$14,170	$39
Interest rate swaps	$37,175	1,300	(2,700)	$35,775	22
Payer swaptions	$1,200	1,000	—	$2,200	(11)
U.S. Treasury securities - short position	$(8,061)	(2,558)	1,450	$(9,169)	(78)
U.S. Treasury securities - long position	$189	303	(492)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(1,810)	1,810	$(1,810)	(12)
					$(39)
  ________________________________

1.	Excludes a net loss of $1 million from debt of consolidated VIEs recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

	Three Months Ended March 31, 2016
Derivative and Other Hedging Instruments	Notional Amount December 31, 2015	Additions	Settlement, Termination, Expiration or Exercise	Notional Amount March 31, 2016	Amount of Gain/(Loss) Recognized in Income on Derivatives [1]
TBA securities, net	$7,295	17,959	(19,441)	$5,813	$216
Interest rate swaps	$40,525	1,000	(3,350)	$38,175	(1,005)
Payer swaptions	$2,150	—	(400)	$1,750	(7)
U.S. Treasury securities - short position	$(1,714)	(1,980)	559	$(3,135)	(83)
U.S. Treasury securities - long position	$25	180	(205)	$—	5
U.S. Treasury futures contracts - short position	$(1,860)	(1,860)	1,860	$(1,860)	(77)
					$(951)
  ______________________

1.
Excludes a net loss of $5 million from debt of consolidated VIEs and other miscellaneous net gains of $12 million recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 7. Pledged Assets
Our funding agreements require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our derivative contracts similarly require us to fully collateralize our obligations under such agreements, which will vary over time based on similar factors as well as our counterparties' determination of the value of the derivative contract. We are typically required to post initial collateral upon execution of derivative transactions, such as under our interest rate swap agreements and TBA contracts. Our prime brokerage agreements, pursuant to which we receive custody and settlement services, and the clearing organizations utilized by Bethesda Securities also require that we post minimum daily clearing deposits. If we breach our collateral requirements, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of March 31, 2017, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of March 31, 2017 and December 31, 2016, our maximum amount at risk with any counterparty related to our repurchase agreements was 5.2% and 5.5%, respectively, of our stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity. The following table summarizes certain characteristics of our repurchase agreements outstanding with counterparties representing amounts at risk greater than or equal to 5% of our stockholders' equity as of March 31, 2017 and December 31, 2016 (dollars in millions).

	March 31, 2017				December 31, 2016
	Amount Outstanding	Net Counterparty Exposure [1]	Percent of Equity	Weighted Average Months to Maturity	Amount Outstanding	Net Counterparty Exposure [1]	Percent of Equity	Weighted Average Months to Maturity
J.P. Morgan Securities, LLC	$4,775	$381	5.2%	32	$4,875	$405	5.5%	34
______________________

1.
Represents the net carrying value of the securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$41,463	$777	$259	$602	$43,101
Non-Agency RMBS - fair value	—	—	—	—	—
U.S. Treasury securities - fair value	—	—	—	—	—
Accrued interest on pledged securities	117	2	1	2	122
Restricted cash and cash equivalents	19	—	150	50	219
Total	$41,599	$779	$410	$654	$43,442

	December 31, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$43,005	$818	$275	$865	$44,963
Non-Agency RMBS - fair value	90	—	—	—	90
U.S. Treasury securities - fair value	173	—	—	—	173
Accrued interest on pledged securities	122	3	1	2	128
Restricted cash and cash equivalents	60	—	14	—	74
Total	$43,450	$821	$290	$867	$45,428
______________________

1.	Includes $200 million and $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2017 and December 31, 2016, respectively.

2.	Includes margin for TBAs cleared through prime broker and other clearing deposits.
As of December 31, 2016, we held $126 million of membership and activity-based stock in the FHLB of Des Moines, which was redeemed in February 2017 with the termination of our captive insurance subsidiary's FHLB membership such that we held no such stock as of March 31, 2017. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets.
The cash and cash equivalents and Agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and Agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2017 and December 31, 2016 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	March 31, 2017			December 31, 2016
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
RMBS:[1]
≤ 30 days	$19,299	$19,456	$55	$19,681	$19,863	$56
> 30 and ≤ 60 days	5,377	5,415	16	8,103	8,158	23
> 60 and ≤ 90 days	3,448	3,475	10	4,034	4,070	11
> 90 days	13,339	13,448	36	11,278	11,380	32
Total MBS	41,463	41,794	117	43,096	43,471	122
U.S. Treasury securities:
> 1 day ≤ 30 days	—	—	—	173	173	—
Total	$41,463	$41,794	$117	$43,269	$43,644	$122
______________________

1.	Includes $200 million and $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2017 and December 31, 2016, respectively.
As of March 31, 2017 and December 31, 2016, none of our borrowings backed by RMBS were due on demand or mature overnight.
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
Assets Pledged from Counterparties
As of March 31, 2017 and December 31, 2016, we had assets pledged to us from counterparties as collateral under our reverse repurchase, repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2017				December 31, 2016
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency MBS - fair value	$—	$—	$—	$—	$—	$—	$14	$14
U.S. Treasury securities - fair value	8,839	18	—	8,857	7,636	—	—	7,636
Cash	—	10	—	10	—	107	—	107
Total	$8,839	$28	$—	$8,867	$7,636	$107	$14	$7,757
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2017 and December 31, 2016 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2017
Interest rate swap and swaption agreements, at fair value [1]	$114	$—	$114	$(31)	$(28)	$55
TBA	91	—	91	(21)	—	70
Receivable under reverse repurchase agreements	8,908	—	8,908	(7,269)	(1,639)	—
Total	$9,113	$—	$9,113	$(7,321)	$(1,667)	$125

December 31, 2016
Interest rate swap and swaption agreements, at fair value [1]	$342	$—	$342	$(80)	$(49)	$213
TBA	4	—	4	(4)	—	—
Receivable under reverse repurchase agreements	7,716	—	7,716	(6,963)	(753)	—
Total	$8,062	$—	$8,062	$(7,047)	$(802)	$213

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2017
Interest rate swap agreements, at fair value [1]	$43	$—	$43	$(31)	$(12)	$—
TBA	21	—	21	(21)	—	—
Repurchase agreements	39,375	—	39,375	(7,269)	(32,106)	—
Total	$39,439	$—	$39,439	$(7,321)	$(32,118)	$—

December 31, 2016
Interest rate swap agreements, at fair value [1]	$105	$—	$105	$(80)	$(25)	$—
TBA	151		151	(4)	(147)	—
Repurchase agreements and FHLB advances	40,895	—	40,895	(6,963)	(33,932)	—
Total	$41,151	$—	$41,151	$(7,047)	$(34,104)	$—
_______________________

1.
Reported under derivative assets/liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 6 for a reconciliation of derivative assets/liabilities, at fair value to their sub-components.

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

The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between valuation hierarchy levels during the three months ended March 31, 2017. The three levels of valuation hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2017 and December 31, 2016 (in millions):

	March 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$43,856	$—	$—	$45,393	$—
Agency securities transferred to consolidated VIEs	—	777	—	—	818	—
Non-Agency securities	—	31	—	—	124	—
Credit risk transfer securities	—	383	—	—	164	—
U.S. Treasury securities	—	—	—	182	—	—
Interest rate swaps	—	92	—	—	321	—
Swaptions	—	22	—	—	22	—
TBA securities	—	91	—	—	4	—
U.S. Treasury futures	—	—	—	8	—	—
Total	$—	$45,252	$—	$190	$46,846	$—
Liabilities:
Debt of consolidated VIEs	$—	$434	$—	$—	$460	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	8,792	—	—	7,636	—	—
Interest rate swaps	—	43	—	—	105	—
TBA securities	—	21	—	—	151	—
U.S. Treasury futures	5	—	—	—	—	—
Total	$8,797	$498	$—	$7,636	$716	$—
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

Note 9. Net Income (Loss) Per Common Share

Net income (loss) per common share includes no dilution and is computed by dividing net income or (loss) applicable to common stock by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per common share includes the impact of dilutive securities such as unvested restricted stock units and performance share units granted under our long-term incentive program to employees and non-employee Board of Directors. The following table presents the computations of basic and diluted income (loss) per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended March 31,
	2017	2016
Weighted average number of common shares outstanding - basic	331.0	334.4
Unvested restricted stock units and performance share units	0.1	—
Weighted average number of common shares outstanding - diluted	331.1	334.4
Net income (loss) available (attributable) to common stockholders	$69	$(779)
Net income (loss) per common share - basic and diluted	$0.21	$(2.33)

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of March 31, 2017 and December 31, 2016, we had 6.9 million shares of Series A Preferred Stock outstanding and 7.0 million depositary shares outstanding. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock. As of March 31, 2017 and December 31, 2016, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. Shares of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock are each redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option commencing on April 5, 2017 and May 8, 2019, respectively, or earlier under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of March 31, 2017, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
At-the-Market Offering Program
In February 2017, we entered into sales agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $750 million of shares of our common stock. During the three months ended March 31, 2017, we did not sell any shares of our common stock under the sales agreements.
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
During the three months ended March 31, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89, including expenses, totaling $116 million. We did not repurchase shares of our common stock during the three months ended March 31, 2017. As of March 31, 2017, the total remaining amount authorized for repurchases of our common stock was $1 billion.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2017 and 2016 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2015	$(27)	$(39)	$(66)
OCI before reclassifications	763	—	763
Amounts reclassified from accumulated OCI	2	19	21
Balance as of March 31, 2016	$738	$(20)	$718

Balance as of December 31, 2016	$(397)	$—	$(397)
OCI before reclassifications	(38)	—	(38)
Amounts reclassified from accumulated OCI	84	—	84
Balance as of March 31, 2017	$(351)	$—	$(351)
The following table summarizes reclassifications out of accumulated OCI for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2017	2016
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$84	$2	Realized gain (loss) on sale of investment securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	19	Interest expense
Total reclassifications	$84	$21

Note 11. Subsequent Events
On April 13, 2017, our Board of Directors declared a monthly dividend of $0.18 per common share, payable on May 8, 2017 to common stockholders of record as of April 28, 2017.
On May 5, 2017, we completed a follow-on public offering of 24.5 million shares of our common stock for proceeds of $503 million, or $20.53 per common share, net of offering costs. In connection with the offering, we granted the underwriters an option for 30 days to purchase up to an additional 3,675,000 shares of common stock.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2017. Our MD&A is presented in six sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
AGNC Investment Corp. ("AGNC," the "Company," "we," "us" and "our") is an internally managed Real Estate Investment Trust ("REIT") that was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The NASDAQ Global Select Market ("NASDAQ") under the symbol "AGNC."
We operate so as to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our annual taxable net income to our stockholders in a timely manner. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We earn income primarily from investing in Agency residential mortgage-backed securities ("Agency RMBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") for which the principal and interest payments are guaranteed by a government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs"). We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency.
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
Prior to July 1, 2016, we were externally managed by AGNC Management, LLC (our "Manager"). On July 1, 2016, we completed the acquisition of all of the outstanding membership interests of AGNC Mortgage Management, LLC ("AMM"), the parent company of our Manager, from American Capital Asset Management, LLC, a wholly owned portfolio company of American Capital, Ltd. ("ACAS"). AMM is also the parent company of MTGE Management, LLC, the external manager of MTGE Investment Corp. ("MTGE") (NASDAQ: MTGE). Following the closing of the acquisition of AMM, we became internally managed and are no longer affiliated with ACAS.

Our Investment Strategy
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
Our Risk Management Strategy
We use a variety of strategies to reduce our exposure to market risks, including interest rate, prepayment, extension, liquidity and credit risks. Our investment strategies take into account our assessment of these risks, the cost of the hedging transactions and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net asset value from "spread risk" (also referred to as "basis risk"), which is the risk that the yield differential between our investments and our hedges fluctuates. In addition, while we use interest rate swaps and other supplemental hedges to attempt to protect our net asset value against moves in interest rates, we may not hedge certain interest rate, prepayment, extension or other market risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status.
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

Trends and Recent Market Impacts
The fixed income markets were relatively stable during the first quarter of 2017, especially when compared to the significant interest rate movements experienced during the fourth quarter of 2016. Investors continued to favor higher risk assets during the first quarter as evidenced by the strong performance of U.S. equities and the further tightening in spreads associated with a wide range of credit-sensitive fixed income assets. Conversely, Agency RMBS underperformed slightly versus our interest rate hedges, which led to a small decline in our net asset value per common share for the quarter.
The performance of Agency RMBS during the first quarter was likely negatively impacted by growing concerns related to the Federal Reserve’s (the “Fed”) potential tapering of its Agency RMBS and U.S Treasury reinvestment program. We believe the price of Agency RMBS now largely reflects the market’s consensus expectation that the Fed will begin to gradually reduce the size of its balance sheet sometime in late 2017 or early 2018. Although Agency RMBS spreads could move wider in anticipation of the Fed’s actual reinvestment announcement, putting downward pressure on our net book value, wider spreads could provide an attractive investment opportunity and we would consider operating with somewhat higher leverage in that scenario.
During the first quarter, our tangible net book value per common share declined $0.19 per common share, or 1%, to $19.31 as of March 31, 2017 from $19.50 per common share as of December 31, 2016. Taking into account $0.54 of quarterly dividends, AGNC generated an economic return of 1.8% on tangible common equity for the quarter.
Funding dynamics remained favorable during the first quarter. Our repurchase agreement funding cost increased during the quarter in anticipation of the Federal Funds rate increase in March but was largely offset by a corresponding increase in the variable rate received on our interest rate swaps and improved implied funding levels in the TBA dollar roll market. We also expanded our use of our captive broker-dealer subsidiary (“Bethesda Securities”) during the quarter, increasing our repurchase agreement funding through Bethesda Securities to $7.6 billion, or approximately 20% of our repurchase agreement funding as of March 31, 2017, from $4.7 billion as of December 31, 2016, providing us greater funding diversity at favorable terms relative to traditional bilateral repurchase agreement funding. As of March 31, 2017, our “at risk” leverage was 8.0x our tangible equity, up slightly from 7.7x as of December 31, 2016.
As of March 31, 2017, our interest rate hedges equaled 90% of our funding liabilities and net TBA position, largely unchanged from December 31, 2016. Our net “duration gap,” which is a measure of the risk due to mismatches that can occur between interest rate sensitivity of our assets and liabilities, inclusive of hedges, caused by an instantaneous parallel shift in interest rates, was 1.1 years as of March 31, 2017, compared to 1.3 years as of December 31, 2016. Given the likelihood of further Fed Funds rate increases, we expect to maintain a high interest rate hedge ratio over the near to intermediate term; however, the mix of our hedge instruments may change, which could impact our adjusted net interest expense and net spread and dollar roll income (non-GAAP measures) as these measures include net interest paid or received on our current pay interest rate swaps, but exclude the impact of other supplemental hedges, such as our short U.S. Treasury and futures position, fees paid or received for terminated swaps and forward starting swaps. Please refer to Results of Operations for further discussion of non-GAAP measures.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2016	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	Mar. 31, 2017 vs Dec. 31, 2016
LIBOR:
1-Month	0.44%	0.47%	0.53%	0.77%	0.98%	+0.21	bps
3-Month	0.63%	0.65%	0.85%	1.00%	1.15%	+0.15	bps
6-Month	0.90%	0.92%	1.24%	1.31%	1.42%	+0.11	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.73%	0.59%	0.76%	1.20%	1.26%	+0.06	bps
3-Year U.S. Treasury	0.86%	0.70%	0.87%	1.46%	1.50%	+0.04	bps
5-Year U.S. Treasury	1.22%	1.01%	1.15%	1.92%	1.93%	+0.01	bps
10-Year U.S. Treasury	1.78%	1.49%	1.61%	2.43%	2.39%	-0.04	bps
30-Year U.S. Treasury	2.62%	2.31%	2.33%	3.05%	3.02%	-0.03	bps
Interest Rate Swap Rate:
2-Year Swap	0.85%	0.74%	1.01%	1.46%	1.62%	+0.16	bps
3-Year Swap	0.96%	0.81%	1.07%	1.68%	1.81%	+0.13	bps
5-Year Swap	1.18%	0.99%	1.18%	1.96%	2.06%	+0.10	bps
10-Year Swap	1.64%	1.38%	1.46%	2.32%	2.39%	+0.07	bps
30-Year Swap	2.13%	1.84%	1.78%	2.57%	2.65%	+0.08	bps
30-Year Fixed Rate Agency Price:
3.0%	$102.59	$103.75	$103.95	$99.38	$99.15	-$0.23
3.5%	$104.86	$105.50	$105.53	$102.50	$102.29	-$0.21
4.0%	$106.86	$107.23	$107.41	$105.13	$104.90	-$0.23
4.5%	$108.82	$109.17	$109.52	$107.51	$107.24	-$0.27
15-Year Fixed Rate Agency Price:
2.5%	$102.66	$103.48	$103.56	$100.20	$100.03	-$0.17
3.0%	$104.47	$104.84	$104.99	$102.62	$102.51	-$0.11
3.5%	$105.59	$105.97	$105.41	$104.17	$104.06	-$0.11
4.0%	$104.31	$103.81	$103.73	$102.69	$103.29	+$0.60
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes the monthly weighted average actual one-month annualized constant prepayment rates on our investment portfolio during the three months ended March 31, 2017.

Annualized Monthly Constant Prepayment Rates [1]	Jan. 2017	Feb. 2017	Mar. 2017
AGNC portfolio	13%	10%	9%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of March 31, 2017 and December 31, 2016, our investment portfolio consisted of $45.0 billion and $46.5 billion of investment securities, at fair value, respectively, and a $14.4 billion and $11.2 billion net long TBA position, at fair value, respectively. The following table is a summary of our investment portfolio as of March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017				December 31, 2016
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$11,340	$11,425	3.31%	19%	$12,794	$12,867	3.26%	22%
15-year TBA securities	2,150	2,155	2.57%	4%	2,188	2,172	2.57%	4%
Total ≤ 15-year	13,490	13,580	3.19%	23%	14,982	15,039	3.16%	26%
20-year RMBS	769	784	3.48%	1%	801	817	3.49%	1%
30-year:
30-year RMBS	31,476	31,023	3.69%	52%	31,553	31,052	3.63%	54%
30-year TBA securities	12,227	12,292	3.55%	21%	9,124	8,993	3.58%	16%
Total 30-year	43,703	43,315	3.65%	73%	40,677	40,045	3.62%	70%
Total fixed rate Agency RMBS and TBA securities	57,962	57,679	3.54%	97%	56,460	55,901	3.49%	97%
Adjustable rate Agency RMBS	354	362	2.96%	—%	371	379	2.96%	1%
CMO Agency RMBS:
CMO	755	761	3.41%	1%	796	801	3.41%	2%
Interest-only strips	123	142	4.85%	—%	132	151	5.03%	—%
Principal-only strips	131	136	—%	—%	136	144	—%	—%
Total CMO Agency RMBS	1,009	1,039	3.80%	2%	1,064	1,096	3.89%	2%
Total Agency RMBS and TBA securities	59,325	59,080	3.54%	99%	57,895	57,376	3.50%	100%
Non-Agency RMBS	8	8	2.50%	—%	102	101	3.42%	—%
CMBS	23	23	6.55%	—%	23	23	6.55%	—%
CRT	375	383	5.17%	1%	161	164	5.25%	—%
Total investment portfolio	$59,731	$59,494	3.55%	100%	$58,181	$57,664	3.51%	100%
Our TBA positions are recorded as derivative instruments in our accompanying consolidated financial statements, with the TBA dollar roll transactions representing a form of off-balance sheet financing. As of March 31, 2017 and December 31, 2016, our TBA positions had a net carrying value of $70 million and $(147) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.

The following tables summarize certain characteristics of our Agency RMBS fixed rate portfolio, inclusive of our net TBA position, as of March 31, 2017 and December 31, 2016 (dollars in millions):

	March 31, 2017
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$4,117	$4,141	$4,138	28%	101.4%	2.97%	2.09%	54	9%
3.0%	2,918	3,001	3,002	80%	102.9%	3.50%	2.19%	57	10%
3.5%	3,356	3,471	3,508	85%	103.4%	3.95%	2.50%	63	11%
4.0%	2,494	2,596	2,647	89%	104.1%	4.40%	2.69%	75	11%
4.5%	265	277	281	98%	104.6%	4.87%	3.02%	79	12%
≥ 5.0%	4	4	4	21%	103.2%	6.64%	4.67%	115	13%
Total ≤ 15-year	13,154	13,490	13,580	67%	103.1%	3.77%	2.40%	63	10%
20-year
≤ 3.0%	218	216	221	30%	99.4%	3.55%	3.10%	46	8%
3.5%	418	428	435	75%	102.2%	4.06%	3.00%	49	10%
4.0%	52	54	55	50%	104.4%	4.54%	2.97%	67	11%
4.5%	64	68	70	99%	106.6%	4.89%	2.98%	76	11%
≥ 5.0%	2	3	3	—%	106.1%	5.92%	3.33%	106	17%
Total 20-year:	754	769	784	62%	101.9%	4.03%	3.03%	52	10%
30-year:
3.0%	7,213	7,177	7,156	2%	100.2%	3.58%	2.96%	34	6%
3.5%	16,855	17,590	17,316	68%	105.1%	4.06%	2.79%	42	7%
4.0%	16,428	17,410	17,304	51%	106.9%	4.51%	2.98%	37	8%
4.5%	1,189	1,280	1,289	87%	107.6%	4.97%	3.29%	68	8%
5.0%	113	121	124	65%	106.8%	5.45%	3.72%	107	10%
≥ 5.5%	113	125	126	39%	110.0%	6.20%	3.39%	125	14%
Total 30-year	41,911	43,703	43,315	51%	105.3%	4.23%	2.91%	41	7%
Total fixed rate	$55,819	$57,962	$57,679	55%	104.6%	4.11%	2.78%	47	8%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $101,000 for 15-year and 30-year securities, respectively, as of March 31, 2017.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 114% and 135% for 15-year and 30-year securities, respectively, as of March 31, 2017. Includes $0.7 billion and $4.9 billion of 15-year and 30-year securities, respectively, with >105 LTV pools, which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of March 31, 2017.

	December 31, 2016
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,877	$4,945	$4,912	26%	101.7%	2.96%	2.05%	50	9%
3.0%	3,460	3,561	3,561	73%	102.9%	3.50%	2.20%	55	9%
3.5%	3,294	3,408	3,450	90%	103.4%	3.95%	2.50%	63	10%
4.0%	2,655	2,766	2,810	89%	104.2%	4.40%	2.69%	72	11%
4.5%	285	298	302	98%	104.6%	4.87%	3.03%	76	11%
≥ 5.0%	4	4	4	22%	103.3%	6.63%	4.65%	112	13%
Total ≤ 15-year	14,575	14,982	15,039	65%	103.1%	3.72%	2.37%	60	10%
20-year
≤ 3.0%	225	223	228	31%	99.4%	3.55%	3.10%	43	8%
3.5%	436	445	454	75%	102.2%	4.06%	3.01%	46	10%
4.0%	54	57	58	50%	104.4%	4.54%	2.97%	64	10%
4.5%	68	73	74	99%	106.7%	4.90%	2.99%	73	11%
≥ 5.0%	3	3	3	—%	106.3%	5.94%	3.33%	104	17%
Total 20-year:	786	801	817	63%	101.9%	4.03%	3.03%	49	10%
30-year:
≤ 3.0%	7,390	7,482	7,357	20%	100.1%	3.57%	2.97%	26	6%
3.5%	16,365	17,227	16,849	72%	105.4%	4.07%	2.75%	38	7%
4.0%	13,464	14,368	14,224	61%	107.4%	4.51%	2.92%	45	7%
4.5%	1,246	1,341	1,352	87%	107.6%	4.97%	3.30%	67	8%
5.0%	119	127	130	65%	106.8%	5.45%	3.73%	104	10%
≥ 5.5%	120	132	133	38%	110.0%	6.20%	3.40%	122	14%
Total 30-year	38,704	40,677	40,045	56%	105.4%	4.19%	2.86%	40	7%
Total fixed rate	$54,065	$56,460	$55,901	58%	104.6%	4.05%	2.73%	46	8%
_______________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $100,000 for 15-year and 30-year securities, respectively, as of December 31, 2016.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTVs ≥ 80%. Our HARP securities had a weighted average LTV of 113% and 135% for 15-year and 30-year securities, respectively, as of December 31, 2016. Includes $0.8 billion and $5.1 billion of 15-year and 30-year securities, respectively, with >105 LTV pools which are not deliverable into TBA securities.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2016.
As of March 31, 2017 and December 31, 2016, the combined weighted average yield on our investment securities (excluding TBAs) was 2.83% and 2.77%, respectively.
Our pass-through Agency RMBS collateralized by adjustable rate mortgage loans, or ARMs, have coupons linked to various indices. As of March 31, 2017 and December 31, 2016, our ARM securities had a weighted average next reset date of 36 months and 39 months, respectively.
As of March 31, 2017 and December 31, 2016, our investments in non-Agency securities had the following credit ratings:

	March 31, 2017			December 31, 2016
Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$8	$—	$—	$99	$—
BBB	—	—	23	—	—	23
BB	31	—	—	—	—	—
B	350	—	—	164	2	—
Not Rated	2	—	—	—	—	—
Total	$383	$8	$23	$164	$101	$23

 ________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of March 31, 2017 our CRT securities had floating rate coupons ranging from 4.3% to 7.3%, with weighted average coupons of underlying collateral ranging from 3.6% to 4.2%. The loans underlying our CRT securities were originated between 2012 and 2016.
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
Item 6. Selected Financial Data

The following selected financial data is derived from our audited financial statements for the five fiscal years ended March 31, 2017. The selected financial data should be read in conjunction with the more detailed information contained in the Financial Statements and Notes thereto and "Management's Discussion and Analysis of Financial Condition and Results of Operations" included elsewhere in this Annual Report on Form 10-K.

($ in millions, except per share amounts)
Balance Sheet Data	March 31, 2017	December 31, 2016
Investment securities, at fair value	$45,047	$46,499
Total assets	$56,838	$56,880
Repurchase agreements, Federal Home Loan Bank advances and other debt	$39,809	$41,355
Total liabilities	$49,546	$49,524
Total stockholders' equity	$7,292	$7,356
Net asset value per common share as of period end [1]	$20.98	$21.17
Tangible net asset value per common share as of period end [2]	$19.31	$19.50

	Three Months Ended March 31,
Statement of Comprehensive Income Data	2017	2016
Interest income	$296	$295
Interest expense [3]	98	99
Net interest income	198	196
Other loss, net [3]	(105)	(935)
Operating Expenses	17	33
Net income (loss)	76	(772)
Dividend on preferred stock	7	7
Net income (loss) available (attributable) to common stockholders	$69	$(779)

Net income (loss)	$76	$(772)
Other comprehensive income [3]	46	784
Comprehensive income available to common stockholders	122	12
Dividend on preferred stock	7	7
Comprehensive income available to common stockholders	$115	$5

Weighted average number of common shares outstanding - basic	331.0	334.4
Weighted average number of common shares outstanding - diluted	331.1	334.4
Net income (loss) per common share - basic and diluted	$0.21	$(2.33)
Comprehensive income per common share - basic and diluted	$0.35	$0.01
Dividends declared per common share	$0.54	$0.60

	Three Months Ended March 31,
Other Data (unaudited) *	2017	2016
Average investment securities - at par	$42,218	$48,687
Average investment securities - at cost	$44,215	$50,897
Average net TBA portfolio - at cost	$13,460	$8,144
Average total assets - at fair value	$55,029	$56,763
Average mortgage borrowings outstanding [4]	$39,203	$45,926
Average stockholders' equity [5]	$7,310	$7,776
Average coupon [6]	3.65%	3.63%
Average asset yield [7]	2.68%	2.32%
Average cost of funds [8]	(1.48)%	(1.64)%
Average net interest rate spread	1.20%	0.68%
Average net interest rate spread, including TBA dollar roll income [9]	1.44%	0.94%
Average coupon (as of period end)	3.67%	3.63%
Average asset yield (as of period end)	2.83%	2.72%
Average cost of funds (as of period end) [10]	(1.45)%	(1.49)%
Average net interest rate spread (as of period end)	1.38%	1.23%
Economic return on common equity - unannualized [11]	1.7%	0.4%
Economic return on tangible common equity - unannualized [12]	1.8%	N/A
Average "at risk" leverage [13]	7.2:1	7.0:1
Average tangible net book value "at risk" leverage [15]	7.8:1	N/A
"At risk" leverage (as of period end) [14]	7.4:1	7.3:1
Tangible net book value "at risk" leverage (as of period end) [15]	8.0:1	N/A
Expenses % of average total assets	0.12%	0.23%
Expenses % of average assets, including average net TBA position	0.10%	0.20%
Expenses % of average stockholders' equity	0.93%	1.70%
_______________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records. All percentages are annualized, unless otherwise noted.
N/A - Not applicable

1.
Net asset value per common share is calculated as our total stockholders' equity, less our Series A and Series B Preferred Stock aggregate liquidation preference, divided by our number of common shares outstanding as of period end.

2.	Tangible net asset value per common share excludes goodwill and other intangible assets, net.

3.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 3 of our Consolidated Financial Statements in this Form 10-Q for additional information regarding our discontinuance of hedge accounting.

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

12.
Economic return on tangible common equity represents the sum of the change in our tangible net asset value per common share and our dividends declared on common stock during the period over our beginning tangible net asset value per common share.

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

15.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage, with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.
Interest Income and Asset Yield
The following table summarizes our interest income for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017		2016
	Amount	Yield	Amount	Yield
Cash/coupon interest income	$385	3.65%	$445	3.63%
Net premium amortization	(89)	(0.97)%	(150)	(1.31)%
Interest income	$296	2.68%	$295	2.32%
Weighted average actual portfolio CPR for securities held during the period	11%		9%
Weighted average projected CPR for the remaining life of securities held as of period end	8%		10%
Average 30-year fixed rate mortgage rate as of period end [1]	4.14%		3.71%
10-year U.S. Treasury rate as of period end	2.39%		1.78%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey

The principal elements impacting our interest income are the size of our average investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the increase in interest income for the three months ended March 31, 2017 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Three Months Ended March 31, 2017 vs. March 31, 2016
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income	$1	$(39)	$40

The size of our average investment portfolio decreased in par value, compared to the prior year period, by 13% for the three months ended March 31, 2017. The decline was largely due to a relative shift from investments recognized as securities on our consolidated financial statements to investments in TBA contracts recognized as derivative assets/(liabilities) on our consolidated financial statements and a decline in our stockholders' equity largely due to share repurchase activity during the prior year period.
Our average asset yield increased to 2.68% for the three months ended March 31, 2017, compared to 2.32% for the prior year period, mostly due to differences in "catch-up" premium amortization recognized due to changes in projected CPR estimates. Excluding "catch-up" premium amortization cost of $9 million and $55 million, our average asset yield was 2.76% and 2.75% for the three months ended March 31, 2017 and 2016, respectively.
Leverage
Our primary measure of leverage is our tangible net book value "at risk" leverage ratio. Tangible net book value "at risk" leverage is measured as the sum of our mortgage borrowings (consisting of repurchase agreements used to fund our investment securities ("Agency repo"), FHLB advances and debt of consolidated VIEs), net TBA position (at cost) and our net receivable/payable for unsettled investment securities divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible assets related to our acquisition of AMM on July 1, 2016.
We include our net TBA position in our measure of leverage because a long TBA position carries similar risks as if we had purchased the underlying Agency RMBS and funded the purchases with on-balance sheet funding liabilities. Similarly, a short TBA position has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA dollar roll positions). Repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") are excluded from our measure of leverage due to the temporary and highly liquid nature of these investments.

Our tangible net book value "at risk" leverage was 8.0x and 7.7x as of March 31, 2017 and December 31, 2016, respectively. The table below presents our average and quarter-end mortgage borrowings, net TBA position and leverage ratios for each of the three month periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long/(Short) [2]		Average Total "At Risk" Leverage during the Period [3]	Tangible Net Book Value Average Total "At Risk" Leverage during the Period [4]	"At Risk" Leverage as of Period End [5]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.2:1	7.8:1	7.4:1	8.0:1
December 31, 2016	$41,031	$42,157	$41,183	$14,141	$11,312	7.3:1	7.8:1	7.1:1	7.7:1
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	7.0:1	N/A	7.3:1	N/A
_______________________

1.	Mortgage borrowings includes Agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

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

Interest Expense and Cost of Funds
Our interest expense is comprised of interest expense on our mortgage borrowings (primarily Agency repo). Prior to fiscal year 2017, interest expense also includes the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps. Upon our election to discontinue hedge accounting under GAAP in September 2011, the net deferred loss related to our de-designated interest rate swaps remained in accumulated OCI and was reclassified from accumulated OCI into interest expense on a straight-line basis over the remaining term of each interest rate swap, which extended through fiscal year 2016.
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our mortgage borrowings outstanding, includes periodic interest costs on our interest rate swaps reported in gain/loss on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees paid or received, forward starting swaps or the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions. Our cost of funds also does not include the implied financing cost of our net TBA dollar roll position, although it includes interest rate swap hedge costs related to our TBA dollar roll funded assets. Consequently, our cost of funds measured as a percentage of our outstanding mortgage borrowings is higher than if we allocated a portion of our swap hedge costs to our TBA dollar roll funded assets.

Our average cost of funds declined to 1.48% of our average mortgage borrowings for the three months ended March 31, 2017, compared to 1.64% for the prior year period. The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017		2016
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]
Interest expense:
Interest expense on mortgage borrowings	$98	1.01%	$80	0.70%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	—%	19	0.17%
Total interest expense	98	1.01%	99	0.87%
Other periodic interest costs of interest rate swaps, net	45	0.47%	89	0.77%
Total adjusted net interest expense and cost of funds	$143	1.48%	$188	1.64%
 _______________________

1.	Percent of our average mortgage borrowings outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our average mortgage borrowings outstanding during the period, the size of our average interest rate swap balance outstanding (excluding forward starting swaps), the average interest rate on our borrowings and the average net interest rate paid or received on our pay-fixed receive-floating interest rate swaps. The following is a summary of the estimated impact of each of these elements impacting the decrease in our adjusted net interest expense for the three months ended March 31, 2017, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Three Months Ended March 31, 2017 vs. March 31, 2016
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Interest expense on mortgage borrowings	$18	$(12)	$30
Periodic interest rate swap costs [1]	(63)	—	(63)
Total change in adjusted net interest expense	$(45)	$(12)	$(33)
_______________________

1.
Includes amounts recognized in interest expense and in gain (loss) on derivatives and other securities, net in our consolidated statements of comprehensive income. The change due to interest rate reflects the net impact of the change in the weighted average fixed pay and variable receive rates.

The increase in the average interest rate on our borrowings for the three months ended March 31, 2017 was largely due to Fed Funds rate increases in December 2016 and March 2017. The size of our average borrowings outstanding decreased 15%, compared to the prior year period, largely due to a relative shift from Agency RMBS to TBA holdings and a decline in our average shareholders' equity. The decrease in our periodic swap cost was due to both a decline in the average rate paid and an increase in the floating rate received on our pay-fixed rate receive-floating interest rate swaps. The size of our interest rate swap portfolio increased relative to our mortgage borrowings, but was largely unchanged in absolute dollar terms.

The table below presents a summary of our average mortgage borrowings and our average interest rates swaps outstanding, excluding forward starting swaps, for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2017	2016
Average mortgage borrowings	$39,203	$45,926
Average notional amount of interest rate swaps (excluding forward starting swaps)	$35,769	$35,811
Average ratio of interest rate swaps to mortgage borrowings	91%	78%

Weighted average pay rate on interest rate swaps	1.49%	1.75%
Weighted average receive rate on interest rate swaps	(0.99)%	(0.54)%
Weighted average net pay rate on interest rate swaps	0.50%	1.21%

For the three months ended March 31, 2017 and 2016, we had an average forward starting swap balance of $0.6 billion and $4.0 billion, respectively. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 69% for the three months ended March 31, 2017, compared to 74% for the three months ended 2016.

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps Outstanding (Including Forward Starting Swaps) to Mortgage Borrowings and Net TBA Position	2017	2016
Average mortgage borrowings	$39,203	$45,926
Average net TBA position - at cost	13,460	8,144
Total average mortgage borrowings and net TBA position	$52,663	$54,070
Average notional amount of interest rate swaps (including of forward starting swaps)	$36,320	$39,767
Average ratio of interest rate swaps to mortgage borrowings and net TBA position	69%	74%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for the three months ended March 31, 2017 and 2016 (dollars in millions):

	Three Months Ended March 31,
	2017	2016
Net interest income	$198	$196
Periodic interest costs of interest rate swaps, net [1]	(45)	(89)
TBA dollar roll income [1]	71	50
Management fee income	3	—
Dividend from REIT equity securities [1]	—	1
Adjusted net interest and dollar roll income	227	158
Operating expenses:
Total operating expenses	17	33
Net spread and dollar roll income	210	125
Dividend on preferred stock	7	7
Net spread and dollar roll income available to common stockholders	203	118
Estimated "catch-up" premium amortization cost due to change in CPR forecast	9	55
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$212	$173

Weighted average number of common shares outstanding - basic	331.0	334.4
Weighted average number of common shares outstanding - diluted	331.1	334.4
Net spread and dollar roll income per common share - basic and diluted	$0.61	$0.36
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.64	$0.52
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three months ended March 31, 2017 was $0.64 per common share compared to $0.52 per common share for the prior year period. The increase in net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, was due to the combination of lower operating costs as a function of our management internalization during the third quarter of 2016, lower total cost of funds and higher TBA dollar roll income.
Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds inclusive of TBAs), excluding "catch-up" premium amortization cost, was 1.51% for the three months ended March 31, 2017, compared to 1.31% for the prior year period. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.44% for the three months ended March 31, 2017, compared to 0.94%, respectively.
Gain (Loss) on Sale of Investment Securities, Net
The following table is a summary of our net gain (loss) on sale of investment securities for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Investment securities sold, at cost	$(5,175)	$(3,515)
Proceeds from sale [1]	5,091	3,513
Net gain (loss) on sale of investment securities	$(84)	$(2)

Gross gain on sale of investment securities	$4	$5
Gross loss on sale of investment securities	(88)	(7)
Net gain (loss) on sale of investment securities	$(84)	$(2)

 _______________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Periodic interest costs of interest rate swaps, net	$(45)	$(89)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	71	50
TBA securities - mark-to-market net gain (loss)	(250)	138
Payer swaptions	—	(7)
U.S. Treasury securities - long position	1	5
U.S. Treasury securities - short position	6	(24)
U.S. Treasury futures - short position	2	(74)
Interest rate swaps - termination fees and CME variation margin settlements, net	267	(136)
Other	1	7
Total realized gain (loss) on derivative instruments and other securities, net	98	(41)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	218	28
Interest rate swaps	(200)	(780)
Payer swaptions	(11)	—
U.S. Treasury securities - short position	(84)	(59)
U.S. Treasury futures - short position	(14)	(3)
Debt of consolidated VIEs	(1)	(5)
REIT equity securities	—	5
Other	(1)	—
Total unrealized loss on derivative instruments and other securities, net	(93)	(814)
Total loss on derivative instruments and other securities, net	$(40)	$(944)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Operating Expenses
Prior to our acquisition of AMM and related management internalization on July 1, 2016, we paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI. Following our management internalization, we no longer incur a management fee, but we incur expenses associated with an internally managed organization, including compensation expense previously borne by our Manager. For the three months ended March 31, 2016, we incurred management fees of $27 million. For the three months ended March 31, 2017, we incurred compensation and benefits expense of $10 million, consisting primarily of base salary, annual bonus accrual, legacy AMM employee retention bonus accrual and benefits expense.
For the three months ended March 31, 2017 and 2016, we incurred other operating expenses of $7 million and $6 million, respectively, which primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expenses. Other operating expenses for the three months ended March 31, 2017 also included approximately $1 million of amortization expense of intangible assets associated with our acquisition of AMM.
Our total annualized operating expense as a percentage of our average stockholders' equity was 0.93% and 1.70% for the three months ended March 31, 2017 and 2016, respectively.

Dividends and Income Taxes
For the three months ended March 31, 2017 and 2016, we had estimated taxable income available to common stockholders of $30 million and $74 million (or $0.09 and $0.22 per common share), respectively. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2017 and 2016 (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2017	2016
Net income (loss)	$76	$(772)
Estimated book to tax differences:
Premium amortization, net	(3)	55
Realized gain/loss, net	(379)	93
Net capital loss/(utilization of net capital loss carryforward)	276	(99)
Unrealized gain/loss, net	77	804
Other	(10)	—
Total book to tax differences	(39)	853
Estimated REIT taxable income	37	81
Dividend on preferred stock	7	7
Estimated REIT taxable income available to common stockholders	$30	$74
Weighted average number of common shares outstanding - basic	331.0	334.4
Weighted average number of common shares outstanding - diluted	331.1	334.4
Estimated REIT taxable income per common share - basic and diluted	$0.09	$0.22

Beginning cumulative non-deductible net capital loss	$452	$684
Net capital loss / (Utilization of net capital loss carryforward)	276	(99)
Ending cumulative non-deductible net capital loss	$728	$585
Ending cumulative non-deductible net capital loss per ending common share	$2.20	$1.77
As of March 31, 2017, we had $0.7 billion (or $2.20 per common share) of net capital loss carryforwards, which expire beginning in fiscal year 2019.
The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during the three months ended March 31, 2017 and 2016:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
March 31, 2017	$0.50000	$0.484375	$0.54
March 31, 2016	$0.50000	$0.484375	$0.60

Other Comprehensive Income (Loss)
Other comprehensive income (loss) primarily consists of unrealized gains and losses on our securities designated as "available-for-sale" (see Note 3 to our Consolidated Financial Statements in this Form 10-Q). The following table summarizes the components of our other comprehensive income (loss) for the three months ended March 31, 2017 and 2016 (in millions):

	Three Months Ended March 31,
	2017	2016
Unrealized gain on available-for-sale securities, net:
Unrealized gain (loss), net	$(38)	$763
Reversal of prior period unrealized loss, net, upon realization	84	2
Unrealized gain on available-for-sale securities, net:	46	765
Unrealized gain on interest rate swaps designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	—	19
Total other comprehensive income	$46	$784

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
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. We currently expect to distribute 100% of our taxable income so that we are not subject to U.S. federal and state corporate income taxes. Our REIT distribution requirement of at least 90% of our taxable income limits our ability to retain earnings and thereby replenish or increase capital from operations.
Debt Capital
As of March 31, 2017 and December 31, 2016, our mortgage borrowings and net TBA position consisted of the following ($ in millions):

	March 31, 2017		December 31, 2016
Mortgage Funding	Amount	%	Amount	%
Repurchase agreements used to fund Agency RMBS [1]	$39,375	73%	$37,686	72%
FHLB advances	—	—%	3,037	6%
Debt of consolidated variable interest entities, at fair value	434	1%	460	1%
Total mortgage borrowings	39,809	73%	41,183	78%
Net TBA position, at cost	14,377	27%	11,312	22%
Total mortgage funding	$54,186	100%	$52,495	100%
______________________
1. Excludes repurchase agreements used to fund U.S. Treasury securities of $0 million and $172 million as of March 31, 2017 and December 31, 2016, respectively.
Our tangible net book value "at risk" leverage was 8.0x and 7.7x as of March 31, 2017 and December 31, 2016, measured as the sum of our total mortgage borrowings, net TBA position (at cost) and net payable for unsettled investment securities divided by the sum of our total stockholders' equity adjusted to exclude adjusted to exclude goodwill and other intangible assets.
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
As of March 31, 2017, we had $39.4 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average cost of funds of 1.05% and a weighted average remaining days-to-maturity of 176 days, compared $37.7 billion, 0.98% and 187 days, respectively, as of December 31, 2016.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. Our wholly-owned captive broker-dealer ("Bethesda Securities") also has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the FICC, which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of March 31, 2017, $7.6 billion of our repurchase agreement funding was accessed through Bethesda Securities.
As of March 31, 2017, we had master repurchase agreements with 38 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through Bethesda Securities. As of March 31, 2017, our maximum amount at risk with any counterparty related to our repurchase agreements was 5.2% of our stockholders' equity, and our top five repo counterparties represented less than 13% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2017. For further details regarding our borrowings under repurchase agreements and concentration of credit risk as of March 31, 2017, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2017
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	20	70%
Europe	13	19%
Asia	5	11%
	38	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2017, haircuts on our pledged collateral remained stable and, as of March 31, 2017, our weighted average haircut was less than 5% of the value of our collateral, inclusive of collateral funded through Bethesda Securities.
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
As of March 31, 2017, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $2.3 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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

Similar to repurchase agreements, our use of derivatives exposes us to counterparty credit risk relating to potential losses that could be recognized in the event that our counterparties to these instruments fail to perform their obligations under the contracts. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared interest rate swaps, as of March 31, 2017, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared interest rate swap contracts, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchange's initial and daily mark to market margin requirements and a clearinghouse guarantee fund and other resources that are available in the event of a clearing member default.
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts (see Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q).
Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2017, we had a net long TBA position with a total market value and a total cost basis of $14.4 billion and a net carrying value of $70 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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

Federal Home Loan Bank Advances

In February 2017, our wholly-owned captive insurance subsidiary's membership to the FHLB of Des Moines was terminated pursuant to the FHFA's final rule on changes to regulations concerning FHLB membership criteria released in January 2016. All of our outstanding FHLB advances were repaid prior to termination.
Bethesda Securities Regulatory Capital Requirements
Bethesda Securities is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, Bethesda Securities is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of March 31, 2017, the minimum net capital required was $0.3 million and Bethesda Securities had excess net capital of $198.4 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of March 31, 2017, approximately 86% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.

Equity Capital
To the extent we raise additional equity capital through our at-the-market equity issuance program ("ATM Program") or follow-on equity offerings, or under our dividend reinvestment and direct stock purchase plan, we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our funding liabilities and for other general corporate purposes.
On May 5, 2017, we completed a follow-on public offering of 24.5 million shares of our common stock for proceeds of $503 million, or $20.53 per common share, net of offering costs. Our Board of Directors has also authorized us to from time-to-time publicly offer and sell shares of our common stock under our ATM Program in an aggregate amount of up to $750 million of shares of our common stock, subject to U.S. Federal securities laws. As of March 31, 2017, $750 million remained available for issuance under our ATM Program. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current tangible net asset value per common share, among other conditions, we may repurchase shares of our common stock, subject to the provisions of our stock repurchase program (see Note 10 to our Consolidated Financial Statements in this Form 10-Q).

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of March 31, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our net asset value as of March 31, 2017 and December 31, 2016 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Net Asset Value [3,5]
As of March 31, 2017
-100 Basis Points	-9.8%	+0.3%	+2.5%
-50 Basis Points	-2.4%	+0.4%	+3.3%
+50 Basis Points	+1.9%	-0.7%	-6.1%
+100 Basis Points	+2.4%	-1.6%	-13.9%

As of December 31, 2016
-100 Basis Points	-9.7%	+0.6%	+4.6%
-50 Basis Points	-1.8%	+0.5%	+4.1%
+50 Basis Points	+4.1%	-0.8%	-6.4%
+100 Basis Points	+6.2%	-1.7%	-14.1%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 8% as of March 31, 2017 and December 31, 2016. As of March 31, 2017, rate shock scenarios assume a forecasted CPR of 11%, 9%, 8% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2016, rate shock scenarios assume a forecasted CPR of 10%, 9%, 7% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our net asset value as of March 31, 2017 and December 31, 2016 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.4 years as of March 31, 2017 and December 31, 2016, based on interest rates and RMBS prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity of Agency RMBS Portfolio 1
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Net Asset Value [2,4]
As of March 31, 2017
-25 Basis Points	+1.4%	+11.5%
-10 Basis Points	+0.5%	+4.6%
+10 Basis Points	-0.5%	-4.6%
+25 Basis Points	-1.4%	-11.5%

As of December 31, 2016
-25 Basis Points	+1.3%	+11.0%
-10 Basis Points	+0.5%	+4.4%
+10 Basis Points	-0.5%	-4.4%
+25 Basis Points	-1.3%	-11.0%
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements and other short-term funding agreements.  As of March 31, 2017, we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $2.3 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll such funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

PART II.

Item 1. Legal Proceedings
Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any consolidated subsidiary, in each case, that is expected to have a material adverse effect on our business, financial condition or operations. See also "Loss Contingencies" in Note 3 to our Consolidated Financial Statements included in this Form 10-Q.

Item 1A. Risk Factors
 There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2016.
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

*4.7	Form of Depositary Receipt, incorporated herein by reference to Exhibit 4.3 of Form 8-K (File No. 001-34067), filed May 8, 2014.

10.1	Retention Bonus Grant Letter, dated July 1, 2016, by and between American Capital Mortgage Management, LLC and Aaron J. Pas, filed herewith.

10.2	Letter agreement, dated February 23, 2017, by and between AGNC Mortgage Management, LLC and Kenneth L. Pollack, filed herewith.

*10.3	AGNC Mortgage Management, LLC Performance Incentive Plan - MTGE, effective January 24, 2017, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 27, 2017.

*10.4
Sales Agreement between AGNC Investment Corp. and Cantor Fitzgerald & Co., dated February 1, 2017, incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-34057), filed February 1, 2017.

*10.5
Sales Agreement between AGNC Investment Corp. and Wells Fargo Securities, LLC, dated February 1, 2017, incorporated herein by reference to Exhibit 1.2 of Form 8-K (File No. 001-34057), filed February 1, 2017.

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY KAIN
Gary Kain Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)
Date:	May 8, 2017

/s/ PETER FEDERICO
Peter Federico Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Date:	May 8, 2017