Form 10-Q
period 2017-06-30
AGNC Investment Corp.
filed 2017-08-03
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2017
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2017 was 355,550,574.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $41,263 and $43,943, respectively)	$45,226	$45,393
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	737	818
Credit risk transfer securities, at fair value	572	164
Non-Agency securities, at fair value (including pledged securities of $0 and $90, respectively)	31	124
U.S. Treasury securities, at fair value (including pledged securities of $0 and $173, respectively)	—	182
REIT equity securities, at fair value	4	—
Cash and cash equivalents	1,122	1,208
Restricted cash and cash equivalents	261	74
Derivative assets, at fair value	214	355
Receivable for securities sold (including pledged securities of $348 and $21, respectively)	353	21
Receivable under reverse repurchase agreements	7,489	7,716
Goodwill and other intangible assets, net	553	554
Other assets	149	271
Total assets	$56,711	$56,880
Liabilities:
Repurchase agreements	$39,058	$37,858
Federal Home Loan Bank advances	—	3,037
Debt of consolidated variable interest entities, at fair value	405	460
Payable for securities purchased	2,005	—
Derivative liabilities, at fair value	73	256
Dividends payable	71	66
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	7,221	7,636
Accounts payable and other liabilities	133	211
Total liabilities	48,966	49,524
Stockholders' equity:
Preferred stock - $0.01 par value; 10.0 shares authorized:
Redeemable Preferred Stock; $0.01 par value; 6.9 shares issued and outstanding (aggregate liquidation preference of $348)	336	336
Common stock - $0.01 par value; 600 shares authorized;
355.6 and 331.0 shares issued and outstanding, respectively	4	3
Additional paid-in capital	10,435	9,932
Retained deficit	(2,800)	(2,518)
Accumulated other comprehensive loss	(230)	(397)
Total stockholders' equity	7,745	7,356
Total liabilities and stockholders' equity	$56,711	$56,880
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Interest income:
Interest income	$293	$318	$589	$613
Interest expense	112	101	210	200
Net interest income	181	217	379	413
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	15	55	(69)	53
Unrealized gain on investment securities measured at fair value through net income, net	9	—	25	11
Loss on derivative instruments and other securities, net	(169)	(367)	(209)	(1,311)
Management fee income	4	—	7	—
Total other loss, net:	(141)	(312)	(246)	(1,247)
Expenses:
Management fee expense	—	25	—	52
Compensation and benefits	10	—	20	—
Other operating expenses	6	15	13	21
Total operating expenses	16	40	33	73
Net income (loss)	24	(135)	100	(907)
Dividend on preferred stock	7	7	14	14
Net income (loss) available (attributable) to common stockholders	$17	$(142)	$86	$(921)

Net income (loss)	$24	$(135)	$100	$(907)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	121	370	167	1,135
Unrealized gain on derivative instruments, net	—	12	—	31
Other comprehensive income	121	382	167	1,166
Comprehensive income	145	247	267	259
Dividend on preferred stock	7	7	14	14
Comprehensive income available to common stockholders	$138	$240	$253	$245

Weighted average number of common shares outstanding - basic	346.4	331.0	338.8	332.7
Weighted average number of common shares outstanding - diluted	346.5	331.0	338.9	332.7
Net income (loss) per common share - basic and diluted	$0.05	$(0.43)	$0.25	$(2.77)
Dividends declared per common share	$0.54	$0.60	$1.08	$1.20
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock		Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
	Shares	Amount	Shares	Amount
Balance, December 31, 2015	6.9	$336	337.5	$3	$10,048	$(2,350)	$(66)	$7,971
Net loss	—	—	—	—	—	(907)	—	(907)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	1,135	1,135
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	31	31
Repurchase of common stock	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared						(14)		(14)
Common dividends declared	—	—	—	—	—	(398)	—	(398)
Balance, June 30, 2016	6.9	$336	331.0	$3	$9,932	$(3,669)	$1,100	$7,702

Balance, December 31, 2016	6.9	$336	331.0	$3	$9,932	$(2,518)	$(397)	$7,356
Net income	—	—	—	—	—	100	—	100
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	167	167
Stock-based compensation	—	—	—	—	1	—	—	1
Issuance of common stock	—	—	24.5	1	502	—	—	503
Preferred dividends declared	—	—	—	—	—	(14)	—	(14)
Common dividends declared	—	—	—	—	—	(368)	—	(368)
Balance, June 30, 2017	6.9	$336	355.6	$4	$10,435	$(2,800)	$(230)	$7,745
Amounts may not foot due to rounding.
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2017	2016
Operating activities:
Net income (loss)	$100	$(907)
Adjustments to reconcile net loss to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	185	284
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	—	31
Amortization of intangible assets	2	—
Stock based compensation	1	—
(Gain) loss on sale of investment securities, net	69	(53)
Unrealized gain on investment securities measured at fair value through net income, net	(25)	(11)
Loss on derivative instruments and other securities, net	209	1,311
Decrease in other assets	121	24
Increase in accounts payable and other accrued liabilities	17	9
Net cash provided by operating activities	679	688
Investing activities:
Purchases of Agency mortgage-backed securities	(9,065)	(13,453)
Purchases of credit risk transfer and non-Agency securities	(611)	—
Proceeds from sale of Agency mortgage-backed securities	7,636	11,076
Proceeds from sale of credit risk transfer and non-Agency securities	318	—
Principal collections on Agency mortgage-backed securities	3,262	3,681
Principal collections on credit risk transfer and non-Agency securities	4	9
Purchases of U.S. Treasury securities	(7,320)	(1,819)
Proceeds from sale of U.S. Treasury securities	6,873	2,947
Net proceeds from (payments on) reverse repurchase agreements	227	(1,269)
Net payments on derivative instruments	(464)	(609)
Purchases of REIT equity securities	(4)	—
Proceeds from sale of REIT equity securities	—	4
Increase in restricted cash and cash equivalents	—	(141)
Other investing cash flows, net	102	—
Net cash provided by investing activities	958	426
Financing activities:
Proceeds from repurchase arrangements	164,939	134,605
Payments on repurchase agreements	(163,696)	(134,389)
Proceeds from Federal Home Loan Bank advances	—	2,098
Payments on Federal Home Loan Bank advances	(3,037)	(2,814)
Payments on debt of consolidated variable interest entities	(55)	(64)
Net proceeds from common stock issuances	503	—
Payments for common stock repurchases	—	(116)
Cash dividends paid	(377)	(413)
Net cash used in financing activities	(1,723)	(1,093)
Net change in cash and cash equivalents	(86)	21
Cash and cash equivalents at beginning of period	1,208	1,110
Cash and cash equivalents at end of period	$1,122	$1,131
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
We operate so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a REIT, we are required to distribute annually 90% of our taxable net income. As long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute our annual taxable net income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent tax year.
We earn income primarily from investing in residential mortgage-backed securities for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise or a U.S. Government agency ("Agency RMBS") on a leveraged basis. We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a U.S. Government-sponsored enterprise or U.S. Government agency (see Note 3 for further details).
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and net asset value (also referred to as "net book value" or "NAV") accretion. We generate income from the interest earned on our investment assets, net of associated borrowing and hedging activities, and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
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

Note 3. Summary of Significant Accounting Policies
Investment Securities
The Agency RMBS in which we invest consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac") or the Government National Mortgage Association ("Ginnie Mae") (collectively referred to as "GSEs").

CRT securities are risk sharing instruments issued by the GSEs, and similarly structured transactions issued by third party market participants, that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third parties to private investors. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or other government agency; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on a related pool of loans exceed certain thresholds. By reducing the amount that they are obligated to repay to holders of CRT securities, the GSEs and/or other third parties are able to offset credit losses on the related loans.
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
Mortgage-related securities may also include investments in the common stock of other publicly traded mortgage REITs, including MTGE, which invest in Agency and non-Agency securities and/or other real estate related assets. As of June 30, 2017, our investments in REIT equity securities consisted of MTGE common stock.
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
Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. During fiscal year 2017, we elected the fair value option of accounting for all investment securities acquired after fiscal year 2016. In our view, this election simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a particular reporting period, as the fair value changes for these assets are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. We are not permitted to change the designation of securities acquired prior to January 1, 2017, accordingly, such securities will continue to be classified as available-for-sale securities until such time as we receive full repayment of principal or we dispose of the security.
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

At the time we purchase CRT securities and non-Agency MBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the impact of default and severity rates on the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on inputs and analysis received from external sources, internal models, and our judgment regarding such inputs and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
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
Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
We borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivatives Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements generally mature daily. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are generally reset daily.
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risks. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The principal instruments that we use are interest rate swaps and options to enter into interest rate swaps ("swaptions"). We also utilize U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales, and forward contracts for the purchase or sale of Agency RMBS in the "to-be-announced" market ("TBA securities"). We may also purchase or write put or call options on TBA securities and utilize other types of derivative instruments to hedge a portion of our risk.
We enter into TBA contracts as a means of investing in and financing Agency securities (thereby increasing our "at risk" leverage) or as a means of disposing of or reducing our exposure to Agency securities (thereby reducing our "at risk" leverage). Under TBA contracts, we agree to purchase or sell, for future delivery, Agency securities with certain principal and interest terms and certain types of collateral, but the particular Agency securities to be delivered are not identified until shortly before the TBA settlement date. We may also choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date. This transaction is commonly referred to as a "dollar roll." The Agency securities purchased or sold for a forward settlement date are typically priced at a discount to Agency securities for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying Agency securities over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income/loss." Consequently, forward purchases of Agency securities and dollar roll transactions represent a form of off-balance sheet financing.
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
The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. Our derivative agreements require that we post or receive collateral on such agreements to mitigate such risk. We also attempt to minimize our risk of loss by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with our borrowings made under repurchase agreement facilities. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 20 years. The floating rate we receive under our swap agreements has the effect of offsetting the repricing characteristics of our repurchase agreements and cash flows on such liabilities. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market. Swap agreements entered into after May 2013 are centrally cleared through the Chicago Mercantile Exchange ("CME"), a registered commodities exchange.
We estimate the fair value of our centrally cleared interest rate swaps using the daily settlement price determined by the respective exchange. Centrally cleared swaps are valued by the exchange using a pricing model that references the underlying rates including the overnight index swap rate and LIBOR forward rate to produce the daily settlement price.
Our centrally cleared swaps require that we post an “initial margin” to our counterparties for an amount determined by the CME, which is generally intended to be set at a level sufficient to protect the CME from the maximum estimated single-day price movement in that market participant’s contracts. We exchange cash “variation margin” with our counterparties on our centrally cleared swaps based upon daily changes in the fair value as measured by the CME. Beginning in 2017, as a result of a CME amendment to its rule book governing its central clearing activities, the daily exchange of variation margin associated with a CME centrally cleared derivative instrument is characterized as the daily settlement of the derivative instrument itself, as opposed to a pledge of collateral. Accordingly, beginning in 2017, we account for the daily receipt or payment of variation margin associated with our centrally cleared interest rate swaps as a direct reduction to the carrying value of the interest rate swap asset or liability. Thus, the carrying amount of centrally cleared interest rate swaps reflected in our consolidated balance sheets is equal to the unsettled fair value of such instruments.
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
TBA securities
A TBA security is a forward contract for the purchase ("long position") or sale ("short position") of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS delivered into the contract upon the settlement date, published each month by the Securities Industry and Financial Markets Association, are not known at the time of the transaction. We enter into TBA contracts primarily as a means of acquiring or disposing of Agency securities and utilize TBA dollar roll transactions to finance Agency RMBS purchases.
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
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in two stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets in connection with past renewals of the management agreement with our former external Manager and the internalization of our management, which occurred on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability and, as of June 30, 2017, we did not accrue a loss contingency related to these matters.
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
ASU 2014-09, Revenue from Contracts with Customers (Topic 606): ASU 2014-09 is a comprehensive revenue recognition standard that supersedes virtually all existing revenue guidance under U.S. GAAP. The standard’s core principle is that an entity will recognize revenue when it transfers promised goods or services to customers in an amount that reflects the consideration to which the entity expects to be entitled in exchange for those goods and services. Revenue recognition with respect to financial instruments is not within the scope of ASU 2014-09 and our review of each of our revenue streams indicates that it will not have a significant impact on our consolidated financial statements. ASU 2014-09 is effective on January 1, 2018.

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

Note 4. Investment Securities
As of June 30, 2017 and December 31, 2016, our investment portfolio consisted of $46.6 billion and $46.5 billion of investment securities, at fair value, respectively, and $17.3 billion and $11.2 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $(12) million and $(147) million as of June 30, 2017 and December 31, 2016, respectively, in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of June 30, 2017 and December 31, 2016, our investment securities had a net unamortized premium balance of $2.2 billion and $2.1 billion, respectively, including interest and principal-only securities.
The following tables summarize our investment securities as of June 30, 2017 and December 31, 2016, excluding TBA securities, (dollars in millions). Note 6 contains details of our TBA securities as of June 30, 2017 and December 31, 2016.

	June 30, 2017		December 31, 2016
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$44,883	$44,643	$45,145	$44,736
Adjustable rate	327	334	371	379
CMO	714	722	796	801
Interest-only and principal-only strips	240	264	268	295
Total Agency RMBS	46,164	45,963	46,580	46,211
Non-Agency RMBS	8	8	102	101
CMBS	23	23	23	23
CRT securities	549	572	161	164
Total investment securities	$46,744	$46,566	$46,866	$46,499

	June 30, 2017
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$26,924	$8,610	$39	$8	$—	$—	$35,581
Unamortized discount	(27)	(3)	—	—	—	—	(30)
Unamortized premium	1,242	467	—	—	—	—	1,709
Amortized cost	28,139	9,074	39	8	—	—	37,260
Gross unrealized gains	164	45	1	—	—	—	210
Gross unrealized losses	(305)	(135)	—	—	—	—	(440)
Total available-for-sale securities, at fair value	27,998	8,984	40	8	—	—	37,030
Securities remeasured at fair value through earnings:
Par value	7,648	811	—	—	24	529	9,012
Unamortized discount	(38)	—	—	—	(1)	—	(39)
Unamortized premium	432	59	—	—	—	20	511
Amortized cost	8,042	870	—	—	23	549	9,484
Gross unrealized gains	42	3	—	—	—	23	68
Gross unrealized losses	(13)	(3)	—	—	—	—	(16)
Total securities remeasured at fair value through earnings	8,071	870	—	—	23	572	9,536
Total securities, at fair value	$36,069	$9,854	$40	$8	$23	$572	$46,566
Weighted average coupon as of June 30, 2017	3.68%	3.70%	2.76%	2.50%	6.55%	5.14%	3.70%
Weighted average yield as of June 30, 2017 [1]	2.83%	2.74%	2.00%	3.00%	7.53%	5.31%	2.84%
 ________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 9% based on forward rates as of June 30, 2017.

	December 31, 2016
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$34,244	$10,008	$44	$101	$—	$—	$44,397
Unamortized discount	(43)	(3)	—	—	—	—	(46)
Unamortized premium	1,518	544	—	1	—	—	2,063
Amortized cost	35,719	10,549	44	102	—	—	46,414
Gross unrealized gains	176	48	1	—	—	—	225
Gross unrealized losses	(442)	(179)	—	(1)	—	—	(622)
Total available-for-sale securities, at fair value	35,453	10,418	45	101	—	—	46,017
Securities remeasured at fair value through earnings:
Par value	171	—	—	—	24	157	352
Unamortized discount	(35)	—	—	—	(1)	—	(36)
Unamortized premium	118	14	—	—	—	4	136
Amortized cost	254	14	—	—	23	161	452
Gross unrealized gains	28	3	—	—	—	3	34
Gross unrealized losses	(3)	(1)	—	—	—	—	(4)
Total securities remeasured at fair value through earnings	279	16	—	—	23	164	482
Total securities, at fair value	$35,732	$10,434	$45	$101	$23	$164	$46,499
Weighted average coupon as of December 31, 2016	3.59%	3.67%	2.75%	3.42%	6.55%	5.25%	3.61%
Weighted average yield as of December 31, 2016 [1]	2.77%	2.72%	2.00%	3.27%	7.54%	6.28%	2.77%
 ________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2016.

As of June 30, 2017 and December 31, 2016, our investments in CRT and non-Agency securities had the following credit ratings:

	June 30, 2017			December 31, 2016
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$8	$—	$—	$99	$—
BBB	—	—	23	—	—	23
BB	78	—	—	—	—	—
B	490	—	—	164	2	—
Not Rated	4	—	—	—	—	—
Total	$572	$8	$23	$164	$101	$23
 ________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of June 30, 2017, our CRT securities had floating rate coupons ranging from 3.8% to 7.6%, referenced to loans originated between 2012 and 2016 with weighted average coupons ranging from 3.6% to 4.2%. As of December 31, 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, referenced to loans originated between 2015 and 2016 with weighted average coupons ranging from 4.0% to 4.2%.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of June 30, 2017 and December 31, 2016, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 9% and 8%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs.

The following table summarizes our investments as of June 30, 2017 and December 31, 2016 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2017				December 31, 2016
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$1,450	$1,427	3.96%	2.61%	$419	$416	4.33%	2.27%
> 3 years and ≤ 5 years	10,297	10,218	3.41%	2.47%	13,601	13,509	3.38%	2.44%
> 5 years and ≤10 years	33,326	33,634	3.77%	2.92%	30,513	30,979	3.74%	2.89%
> 10 years	1,493	1,465	3.89%	3.91%	1,966	1,962	3.17%	3.27%
Total	$46,566	$46,744	3.70%	2.84%	$46,499	$46,866	3.61%	2.77%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2017 and December 31, 2016 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
June 30, 2017	$21,606	$(374)	$1,813	$(66)	$23,419	$(440)
December 31, 2016	$28,397	$(554)	$1,719	$(68)	$30,116	$(622)

We did not recognize any OTTI charges on our investment securities for the six months ended June 30, 2017 and 2016. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2017 and 2016 by investment classification of accounting (see Note 3) (in millions).

	Three Months Ended June 30,
	2017			2016
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(586)	$(2,401)	$(2,987)	$(7,508)	$—	$(7,508)
Proceeds from investment securities sold [1]	582	2,420	3,002	7,563	—	7,563
Net gain (loss) on sale of investment securities	$(4)	$19	$15	$55	$—	$55

Gross gain on sale of investment securities	$19	$3	$22	$55	$—	$55
Gross loss on sale of investment securities	(7)	—	(7)	—	—	—
Net gain (loss) on sale of investment securities	$12	$3	$15	$55	$—	$55

	Six Months Ended June 30,
	2017			2016
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(5,735)	$(2,620)	$(8,355)	$(11,023)	$—	$(11,023)
Proceeds from investment securities sold [1]	5,647	2,639	8,286	11,076	—	11,076
Net gain (loss) on sale of investment securities	$(88)	$19	$(69)	$53	$—	$53

Gross gain on sale of investment securities	$23	$3	$26	$60	$—	$60
Gross loss on sale of investment securities	(95)	—	(95)	(7)	—	(7)
Net gain (loss) on sale of investment securities	$(72)	$3	$(69)	$53	$—	$53
  ________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Securitizations and Variable Interest Entities
As of June 30, 2017 and December 31, 2016, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized Agency securities with a total fair value and approximate unpaid principal balance of $0.7 billion as of June 30, 2017 and $0.8 billion as of December 31, 2016 and debt with a total fair value and approximate unpaid principal balance of $0.4 billion as of June 30, 2017 and $0.5 billion as of December 31, 2016 in our accompanying consolidated balance sheets. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our involvement with the consolidated trusts is limited to the Agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of June 30, 2017 and December 31, 2016, the fair value of our CMO securities and interest and principal-only securities was $1.0 billion and $1.1 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.3 billion and $1.5 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $160 million and $182 million as of June 30, 2017 and December 31, 2016, respectively.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our borrowing agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2017, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
Repurchase Agreements
As of June 30, 2017 and December 31, 2016, we had $39.1 billion and $37.9 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than 90 days have floating interest rates based on an index plus or minus a fixed spread. Substantially all of our repurchase agreements were used to fund purchases of Agency securities ("Agency repo"). The remainder of our repurchase agreements were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017			December 31, 2016
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$18,710	1.22%	12	$17,481	0.90%	11
> 1 to ≤ 3 months	8,495	1.23%	55	10,011	0.93%	55
> 3 to ≤ 6 months	5,023	1.20%	134	2,030	1.02%	136
> 6 to ≤ 9 months	1,617	1.19%	203	1,270	0.98%	214
> 9 to ≤ 12 months	541	1.53%	296	1,566	1.08%	299
> 12 to ≤ 24 months	1,447	1.60%	562	1,203	1.28%	538
> 24 to ≤ 36 months	2,300	1.61%	927	1,300	1.36%	865
> 36 to ≤ 48 months	925	1.63%	1,286	2,200	1.32%	1,168
> 48 to < 60 months	—	—	—	625	1.38%	1,506
Total Agency repo	39,058	1.27%	154	37,686	0.98%	187
U.S. Treasury repo:
> 1 day to ≤ 1 month	—	—	—	172	(0.30)%	17
Total	$39,058	1.27%	154	$37,858	0.98%	186
As of June 30, 2017 and December 31, 2016, $450 million and $150 million, respectively, of our Agency repurchase agreements matured overnight and none of our repurchase agreements were due on demand.
Federal Home Loan Bank Advances
As of December 31, 2016, we had $3.0 billion of outstanding secured Federal Home Loan Bank ("FHLB") advances, with a weighted average borrowing rate of 0.73%. Our FHLB advances matured in February 2017, coinciding with the termination of our wholly-owned captive insurance subsidiary's FHLB membership in February 2017 pursuant to the Federal Housing Finance Agency's ("FHFA") final rule on FHLB membership released in January 2016. As a result, we had no outstanding secured FHLB advances as of June 30, 2017.

Debt of Consolidated Variable Interest Entities
As of June 30, 2017 and December 31, 2016, debt of consolidated VIEs, at fair value, was $405 million and $460 million, respectively, and had a weighted average interest rate of LIBOR plus 37 and 36 basis points, respectively, and a principal balance of $397 million and $452 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying Agency RMBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of June 30, 2017 and December 31, 2016 was 5.5 years and 5.8 years, respectively.

Note 6. Derivative and Other Hedging Instruments
We hedge a portion of our interest rate risk by entering into interest rate swaps, interest rate swaptions and U.S. Treasury securities and U.S. Treasury futures contracts, primarily through short sales. We may also utilize TBA securities, options and other types of derivative instruments to hedge a portion of our risk. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 3.
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2017 and December 31, 2016 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2017	December 31, 2016
Interest rate swaps	Derivative assets, at fair value	$73	$321
Swaptions	Derivative assets, at fair value	86	22
TBA securities	Derivative assets, at fair value	46	4
U.S. Treasury futures - short	Derivative assets, at fair value	9	8
Total derivative assets, at fair value		$214	$355

Interest rate swaps	Derivative liabilities, at fair value	$(15)	$(105)
TBA securities	Derivative liabilities, at fair value	(58)	(151)
Total derivative liabilities, at fair value		$(73)	$(256)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$—	$182
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(7,221)	(7,636)
Total U.S. Treasury securities, net at fair value		$(7,221)	$(7,454)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017				December 31, 2016
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$20,675	1.23%	1.20%	1.5	$19,775	1.16%	0.92%	1.5
> 3 to ≤ 5 years	7,525	1.78%	1.19%	4.2	7,450	1.62%	0.91%	4.0
> 5 to ≤ 7 years	3,050	1.86%	1.16%	5.8	4,725	1.89%	0.91%	5.9
> 7 to ≤ 10 years	4,125	1.98%	1.18%	8.9	3,325	1.90%	0.91%	9.2
> 10 years	4,625	2.43%	1.19%	12.5	1,900	2.64%	0.91%	13.8
Total	$40,000	1.60%	1.19%	4.4	$37,175	1.48%	0.92%	3.9
   ________________________

1.
As of June 30, 2017 and December 31, 2016, notional amount includes forward starting swaps of $3.7 billion and $0.6 billion, respectively, with an average forward start date of 0.2 and 1.2 years, respectively, and an average maturity of 9.8 and 10.7 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.52% and 1.46% as of June 30, 2017 and December 31, 2016, respectively.

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
June 30, 2017
≤ 1 year	$105	$49	7	$3,850	2.80%	3M	9.4
> 1 year ≤ 2 years	13	13	24	450	2.72%	3M	10.0
> 2 year ≤ 3 years	23	24	35	650	2.80%	3M	10.0
Total	$141	$86	12	$4,950	2.79%	3M	9.5
December 31, 2016
Total ≤ 1 year	$52	$22	6	$1,200	3.06%	3M	8.3

U.S. Treasury Securities	June 30, 2017			December 31, 2016
Maturity	Face Amount Net Long / (Short)	Cost Basis	Net Fair Value	Face Amount Net Long / (Short)	Cost Basis	Net Fair Value
5 years	$(128)	$(127)	$(127)	$(400)	$(404)	$(392)
7 years	(3,486)	(3,466)	(3,450)	(3,056)	(3,041)	(2,930)
10 years	(3,744)	(3,683)	(3,644)	(4,416)	(4,236)	(4,132)
Total U.S. Treasury securities, net	$(7,358)	$(7,276)	$(7,221)	$(7,872)	$(7,681)	$(7,454)

U.S. Treasury Futures	June 30, 2017				December 31, 2016
Maturity	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
5 years	$(730)	$(862)	$(860)	$2	$(730)	$(862)	$(859)	$3
10 years	(2,180)	(2,743)	(2,736)	7	(1,080)	(1,347)	(1,342)	5
Total U.S. Treasury futures	$(2,910)	$(3,605)	$(3,596)	$9	$(1,810)	$(2,209)	$(2,201)	$8
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying U.S. Treasury security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying U.S. Treasury security.

3.	Market value represents the current market value of the U.S. Treasury futures as of period-end.

4.
Net carrying value represents the difference between the fair value and the cost basis of the U.S. Treasury futures as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2017				December 31, 2016
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$1,329	$1,333	$1,334	$1	$1,853	$1,870	$1,856	$(14)
3.0%	1,241	1,276	1,274	(2)	292	302	300	(2)
3.5%	20	21	21	—	15	16	16	—
Total 15-Year TBA securities	2,590	2,630	2,629	(1)	2,160	2,188	2,172	(16)
30-Year TBA securities:
3.0%	3,461	3,450	3,448	(2)	3,027	3,114	3,007	(107)
3.5%	6,771	6,952	6,949	(3)	1,209	1,251	1,236	(15)
4.0%	4,077	4,286	4,280	(6)	4,530	4,769	4,760	(9)
4.5%	(32)	(35)	(35)	—	(10)	(10)	(10)	—
Total 30-Year TBA securities, net	14,277	14,653	14,642	(11)	8,756	9,124	8,993	(131)
Total TBA securities, net	$16,867	$17,283	$17,271	$(12)	$10,916	$11,312	$11,165	$(147)

	June 30, 2017				December 31, 2016
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$14,977	$15,359	$15,346	$(13)	$9,881	$10,251	$10,118	$(133)
Freddie Mac	1,890	1,924	1,925	1	1,035	1,060	1,047	(13)
Ginnie Mae	—	—	—	—	—	1	—	(1)
Total TBA securities, net	$16,867	$17,283	$17,271	$(12)	$10,916	$11,312	$11,165	$(147)
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying Agency security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying Agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying Agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2017 and 2016 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]

Three months ended June 30, 2017:
TBA securities, net	$14,170	56,306	(53,609)	$16,867	$163
Interest rate swaps	$35,775	5,725	(1,500)	$40,000	(194)
Payer swaptions	$2,200	2,750	—	$4,950	(13)
U.S. Treasury securities - short position	$(9,169)	(3,932)	5,743	$(7,358)	(110)
U.S. Treasury futures contracts - short position	$(1,810)	(3,710)	2,610	$(2,910)	(16)
					$(170)

Three months ended June 30, 2016:
TBA securities, net	$5,813	20,066	(19,123)	$6,756	$108
Interest rate swaps	$38,175	2,550	(5,600)	$35,125	(356)
Payer swaptions	$1,750	—	(700)	$1,050	(4)
U.S. Treasury securities - short position	$(3,135)	(653)	858	$(2,930)	(73)
U.S. Treasury securities - long position	$—	225	(163)	$62	1
U.S. Treasury futures contracts - short position	$(1,860)	(2,060)	1,960	$(1,960)	(44)
					$(368)

Six months ended June 30, 2017:
TBA securities, net	$10,916	92,402	(86,451)	$16,867	$202
Interest rate swaps	$37,175	7,025	(4,200)	$40,000	(172)
Payer swaptions	$1,200	3,750	—	$4,950	(24)
U.S. Treasury securities - short position	$(8,061)	(6,490)	7,193	$(7,358)	(188)
U.S. Treasury securities - long position	$189	303	(492)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(5,520)	4,420	$(2,910)	(28)
					$(209)

Six months ended June 30, 2016:
TBA securities, net	$7,295	38,025	(38,564)	$6,756	$324
Interest rate swaps	$40,525	3,550	(8,950)	$35,125	(1,361)
Payer swaptions	$2,150	—	(1,100)	$1,050	(11)
U.S. Treasury securities - short position	$(1,714)	(2,633)	1,417	$(2,930)	(156)
U.S. Treasury securities - long position	$25	405	(368)	$62	6
U.S. Treasury futures contracts - short position	$(1,860)	(3,920)	3,820	$(1,960)	(121)
					$(1,319)
______________________

1.	Amounts above exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Further, each of our International Swaps and Derivatives Association ("ISDA") Master Agreements also contains a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of June 30, 2017, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of June 30, 2017, our amount at risk with any counterparty related to our repurchase agreements was less than 5% of our stockholders' equity. As of December 31, 2016, our maximum amount at risk with any counterparty related to our repurchase agreements was 5.5%, of our stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity. The following table summarizes certain characteristics of our repurchase agreements outstanding with counterparties representing amounts at risk greater than or equal to 5% of our stockholders' equity as of December 31, 2016 (dollars in millions).

	December 31, 2016
	Amount Outstanding	Net Counterparty Exposure [1]	Percent of Stockholders' Equity	Weighted Average Months to Maturity
J.P. Morgan Securities, LLC	$4,875	$405	5.5%	34
______________________

1.
Represents the net carrying value of securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$40,888	$737	$287	$631	$42,543
Accrued interest on pledged securities	117	2	1	2	122
Restricted cash and cash equivalents	17	—	238	6	261
Total	$41,022	$739	$526	$639	$42,926

	December 31, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$43,005	$818	$275	$865	$44,963
Non-Agency RMBS - fair value	90	—	—	—	90
U.S. Treasury securities - fair value	173	—	—	—	173
Accrued interest on pledged securities	122	3	1	2	128
Restricted cash and cash equivalents	60	—	14	—	74
Total	$43,450	$821	$290	$867	$45,428
______________________

1.	Includes $195 million and $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2017 and December 31, 2016, respectively.

2.	Includes margin for TBAs cleared through prime broker and other clearing deposits.
As of December 31, 2016, we held $126 million of membership and activity-based stock in the FHLB of Des Moines, which was redeemed in February 2017 with the termination of our captive insurance subsidiary's FHLB membership such that we held no such stock as of June 30, 2017. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets.
The cash and cash equivalents and Agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and Agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2017 and December 31, 2016 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	June 30, 2017			December 31, 2016
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
RMBS:[1]
≤ 30 days	$19,123	$19,188	$55	$19,681	$19,863	$56
> 30 and ≤ 60 days	5,259	5,292	15	8,103	8,158	23
> 60 and ≤ 90 days	3,631	3,634	10	4,034	4,070	11
> 90 days	12,875	12,946	37	11,278	11,380	32
Total RMBS	40,888	41,060	117	43,096	43,471	122
U.S. Treasury securities:
> 1 day ≤ 30 days	—	—	—	173	173	—
Total	$40,888	$41,060	$117	$43,269	$43,644	$122
______________________

1.	Includes $195 million and $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2017 and December 31, 2016, respectively.
As of June 30, 2017 and December 31, 2016, none of our borrowings backed by RMBS were due on demand or mature overnight.
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
Assets Pledged from Counterparties
As of June 30, 2017 and December 31, 2016, we had assets pledged to us from counterparties as collateral under our reverse repurchase, repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2017				December 31, 2016
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency RMBS - fair value	$—	$—	$—	$—	$—	$—	$14	$14
U.S. Treasury securities - fair value	7,315	—	—	7,315	7,636	—	—	7,636
Cash	—	—	—	—	—	107	—	107
Total	$7,315	$—	$—	$7,315	$7,636	$107	$14	$7,757
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2017 and December 31, 2016 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2017
Interest rate swap and swaption agreements, at fair value [1]	$159	$—	$159	$(11)	$—	$148
TBA securities, at fair value	46	—	46	(46)	—	—
Receivable under reverse repurchase agreements	7,489	—	7,489	(6,107)	(1,382)	—
Total	$7,694	$—	$7,694	$(6,164)	$(1,382)	$148

December 31, 2016
Interest rate swap and swaption agreements, at fair value [1]	$342	$—	$342	$(80)	$(49)	$213
TBA securities, at fair value	4	—	4	(4)	—	—
Receivable under reverse repurchase agreements	7,716	—	7,716	(6,963)	(753)	—
Total	$8,062	$—	$8,062	$(7,047)	$(802)	$213

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2017
Interest rate swap agreements, at fair value [1]	$15	$—	$15	$(11)	$(4)	$—
TBA securities, at fair value	58	—	58	(46)	(12)	—
Repurchase agreements	39,058	—	39,058	(6,107)	(32,951)	—
Total	$39,131	$—	$39,131	$(6,164)	$(32,967)	$—

December 31, 2016
Interest rate swap agreements, at fair value [1]	$105	$—	$105	$(80)	$(25)	$—
TBA securities, at fair value	151	—	151	(4)	(147)	—
Repurchase agreements and FHLB advances	40,895	—	40,895	(6,963)	(33,932)	—
Total	$41,151	$—	$41,151	$(7,047)	$(34,104)	$—
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

Note 8. Fair Value Measurements
We determine the fair value of our investment securities and debt of consolidated VIEs based upon fair value estimates obtained from multiple third party pricing services and dealers.  In determining fair value, third party pricing sources use various valuation approaches, including market and income approaches.  Factors used by third party sources in estimating the fair value of an instrument may include observable inputs such as coupons, primary and secondary mortgage rates, pricing information, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument.  Third party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and foreclosures, especially when estimating fair values for securities with lower levels of recent trading activity. We make inquiries of third party pricing sources to understand the significant inputs and assumptions they used to determine their prices. For information regarding valuation of our derivative instruments, please refer to the discussion of derivative and other hedging instruments in Note 3.
We review third party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities, and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from third party pricing sources, we will exclude third party prices for securities from our estimation of fair value if we determine (based on our validation procedures and our market knowledge and expertise) that the price is significantly different from observable market data would indicate and we cannot obtain an understanding from the third party source as to the significant inputs used to determine the price.
The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between valuation hierarchy levels during the three and six months ended June 30, 2017. The three levels of valuation hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2017 and December 31, 2016 (in millions):

	June 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$45,226	$—	$—	$45,393	$—
Agency securities transferred to consolidated VIEs	—	737	—	—	818	—
Credit risk transfer securities	—	572	—	—	164	—
Non-Agency securities	—	31	—	—	124	—
U.S. Treasury securities	—	—	—	182	—	—
Interest rate swaps	—	73	—	—	321	—
Swaptions	—	86	—	—	22	—
TBA securities	—	46	—	—	4	—
U.S. Treasury futures	9	—	—	8	—	—
Total	$9	$46,771	$—	$190	$46,846	$—
Liabilities:
Debt of consolidated VIEs	$—	$405	$—	$—	$460	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	7,221	—	—	7,636	—	—
Interest rate swaps	—	15	—	—	105	—
TBA securities	—	58	—	—	151	—
Total	$7,221	$478	$—	$7,636	$716	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding - basic	346.4	331.0	338.8	332.7
Unvested restricted stock units and performance share units	0.1	—	0.1	—
Weighted average number of common shares outstanding - diluted	346.5	331.0	338.9	332.7
Net income (loss) available (attributable) to common stockholders	$17	$(142)	$86	$(921)
Net income (loss) per common share - basic and diluted	$0.05	$(0.43)	$0.25	$(2.77)

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. Our Board of Directors has designated 6.9 million shares as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). As of June 30, 2017 and December 31, 2016, we had 6.9 million shares of Series A Preferred Stock outstanding and 7.0 million depositary shares outstanding. Each depositary share represents a 1/1,000th interest in a share of our Series B Preferred Stock. As of June 30, 2017 and December 31, 2016, we had 3.1 million shares of authorized but unissued shares of preferred stock. Our Board of Directors may designate additional series of authorized preferred stock ranking junior to or in parity with the Series A or Series B Preferred Stock or designate additional shares of the Series A or Series B Preferred Stock and authorize the issuance of such shares.
Our Series A and Series B Preferred Stock have no stated maturity, are not subject to any sinking fund or mandatory redemption and rank on parity with each other. Under certain circumstances upon a change of control, our Series A and Series B Preferred Stock are convertible to shares of our common stock. Holders of our Series A Preferred Stock and depository shares underlying our Series B Preferred Stock have no voting rights, except under limited conditions, and are entitled to receive cumulative cash dividends at a rate of 8.000% and 7.750% per annum, respectively, of their $25.00 per share and $25.00 per depositary share liquidation preference, respectively, before holders of our common stock are entitled to receive any dividends. As of April 5, 2017, shares of our Series A Preferred Stock are and, beginning on May 8, 2019, depository shares underlying our Series B Preferred Stock will be redeemable at $25.00 per share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option. Depository shares underlying our Series B Preferred Stock may be redeemed prior to May 8, 2019 under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2017, we had declared all required quarterly dividends on our Series A and Series B Preferred Stock.
Common Stock Offering
In May 2017, we completed a public offering in which 24.5 million shares of our common stock were sold to the underwriters for proceeds of $503 million, or $20.53 per common share, net of offering costs.
At-the-Market Offering Program
In February 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $750 million of shares of our common stock. During the six months ended June 30, 2017, we did not sell any shares of our common stock under the sales agreements.
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
During the six months ended June 30, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89, including expenses, totaling $116 million. We did not repurchase shares of our common stock during the six months ended June 30, 2017. As of June 30, 2017, the total remaining amount authorized for repurchases of our common stock was $1 billion.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2017 and 2016 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of March 31, 2017	$(351)	$—	$(351)
OCI before reclassifications	136	—	136
Amounts reclassified from accumulated OCI	(15)	—	(15)
Balance as of June 30, 2017	$(230)	$—	$(230)

Balance as of March 31, 2016	$738	$(20)	$718
OCI before reclassifications	425	—	425
Amounts reclassified from accumulated OCI	(55)	12	(43)
Balance as of June 30, 2016	$1,108	$(8)	$1,100

Balance as of December 31, 2016	$(397)	$—	$(397)
OCI before reclassifications	98	—	98
Amounts reclassified from accumulated OCI	69	—	69
Balance as of June 30, 2017	$(230)	$—	$(230)

Balance as of December 31, 2015	$(27)	$(39)	$(66)
OCI before reclassifications	1,188	—	1,188
Amounts reclassified from accumulated OCI	(53)	31	(22)
Balance as of June 30, 2016	$1,108	$(8)	$1,100
The following table summarizes reclassifications out of accumulated OCI for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2017	2016
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$(15)	$(55)	Realized gain (loss) on sale of investment securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	12	Interest expense
Total reclassifications	$(15)	$(43)

	Six Months Ended June 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2017	2016
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$69	$(53)	Realized gain (loss) on sale of investment securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	31	Interest expense
Total reclassifications	$69	$(22)

Note 11. Subsequent Events
On July 13, 2017, our Board of Directors declared a monthly dividend of $0.18 per common share, payable on August 7, 2017 to common stockholders of record as of July 31, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2017. Our MD&A is presented in six sections:

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
We operate so as to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As such, we are required to distribute annually 90% of our taxable net income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable net income to the extent that we distribute all of our taxable net income to our stockholders in a timely manner. It is our intention to distribute 100% of our taxable net income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent tax year.
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
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and net asset value (also referred to as "net book value" or "NAV") accretion. We generate income from the interest earned on our investment assets, net of associated borrowing and hedging activities, and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements ("repo").
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
The size and composition of our investment portfolio depends on investment strategies we implement, the availability of investment capital and overall market conditions, including the availability of attractively priced investments and suitable financing to appropriately leverage our investment portfolio. Market conditions are influenced by, among other things, current levels and expectations for future levels of interest rates, mortgage prepayments, market liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market and evolving regulations that impact mortgage related activities.
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
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller changes in interest rates. There can also be no certainty that our projections of our exposures to interest rates, prepayment, extension or other risks will be accurate or that our hedging activities will be effective and, therefore, actual results could differ materially. Furthermore, since our hedging strategies are generally not designed to protect our net book value from spread risk, wider spreads between the market yield on our investment securities and benchmark interests underlying our interest rate hedges will typically cause our net book value to decline and can occur independent of changes in benchmark interest rates. For further discussion of our market risks and risk management strategy, please refer to "Quantitative and Qualitative Disclosures about Market Risk" under Item 3 of this Quarterly Report on Form 10-Q.

Trends and Recent Market Impacts
The fixed income markets were relatively stable during the first half of 2017. Agency RMBS marginally underperformed versus interest rate hedges, which led to a 1.3% decline in our tangible net asset value per common share for the first half of the year to $19.25 per common share as of June 30, 2017 from $19.50 per common share as of December 31, 2016. The economic return on our tangible common equity was 4.3% for the six month period, inclusive of the $0.25 per common share decline in our tangible common equity and $1.08 of dividends per common share paid.
During the first half of the year, the Federal Reserve (the "Fed") increased the federal funds rate by 50 basis points, as it continued its effort to gradually normalize short term interest rates. Conversely, the yield on the 10-year U.S. Treasury declined 13 basis points from 2.43% as of December 31, 2016 to 2.30% as of June 30, 2016, resulting in a gradual flattening of the yield curve. Investors continued to favor higher risk assets, as evidenced by the strong performance of U.S. equities and the continued tightening in spreads associated with a wide range of credit-sensitive fixed income assets. The performance of Agency RMBS, however, was negatively impacted by market expectations regarding a reduction in the Fed’s Agency RMBS portfolio as the Fed tapers its reinvestment of proceeds from the portfolio, which is anticipated to begin in the second half of 2017. Although Agency RMBS spreads could widen further in anticipation of or following the commencement of the Fed's balance sheet reduction, which would adversely impact our net asset value, we believe that the Agency RMBS market has largely priced in reduced support from the Fed and that it is unlikely that spreads will move materially wider.
The funding landscape for Agency RMBS remained favorable during the first half of 2017, both in terms of interest rate levels and funding capacity. Our repurchase agreement funding cost increased 29 basis points to 1.27% as of June 30, 2017 from 0.98% as of December 31, 2016, but was largely offset by a corresponding increase in the variable rate received on our interest rate swaps and strong funding dynamics in the TBA dollar roll market. As a result, the increase in our aggregate cost of funds, which includes the implied funding cost on our TBA position and the net cost of our pay fixed swap position, was a more modest increase at 16 basis points to 1.31% as of June 30, 2017 from 1.15% as of December 31, 2016. In addition, we continued to expand our funding activity through our captive broker-dealer subsidiary, Bethesda Securities or "BES," during the first half of the year. Our repurchase agreement funding through BES increased to $9.9 billion, or 25% of our repurchase agreement funding, as of June 30, 2017, from $4.7 billion as of December 31, 2016. We also began self-clearing trades for our TBA securities through BES.

Together, our expanded use of BES provides us greater funding diversity at more favorable terms relative to traditional bilateral repurchase agreement funding and third party TBA clearing.
As of June 30, 2017, our "at risk" leverage was 8.1x our tangible equity, up slightly from 8.0x as of March 31, 2017 and 7.7x as of December 31, 2016. Wider Agency RMBS spreads, coupled with positive funding dynamics, could provide an attractive investment opportunity and provide a catalyst for us to operate at higher leverage levels.
As of June 30, 2017, our interest rate hedges equaled 98% of our funding liabilities and net TBA position, compared to approximately 90% as of March 31, 2017 and December 31, 2016, providing us greater protection against net asset value fluctuations due to interest rate changes. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was 0.4 years as of June 30, 2017, down from 1.1 years as of March 31, 2017 and 1.3 years as of December 31, 2016. The reduction in our duration gap was a result of our larger hedge position and the overall decline in interest rates during the first half of the year.
Given the expectation of further Fed rate increases, we expect to maintain a high interest rate hedge ratio over the near to intermediate term, although the mix of our hedge instruments may change. The amount and composition of our hedge portfolio impacts our adjusted net interest expense and net spread and dollar roll income (non-GAAP measures) as these measures include net interest paid or received on our current pay interest rate swaps, but exclude the impact of other hedges, including short U.S. Treasury positions, swaptions, forward starting swaps and fees paid or received for terminated swaps.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2016	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	June 30, 2017 vs Mar. 31, 2017		June 30, 2017 vs Dec. 31, 2016
LIBOR:
1-Month	0.47%	0.53%	0.77%	0.98%	1.22%	+0.24	bps	+0.45	bps
3-Month	0.65%	0.85%	1.00%	1.15%	1.30%	+0.15	bps	+0.30	bps
6-Month	0.92%	1.24%	1.31%	1.42%	1.45%	+0.03	bps	+0.14	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.59%	0.76%	1.20%	1.26%	1.38%	+0.12	bps	+0.18	bps
3-Year U.S. Treasury	0.70%	0.87%	1.46%	1.50%	1.55%	+0.05	bps	+0.09	bps
5-Year U.S. Treasury	1.01%	1.15%	1.92%	1.93%	1.89%	-0.04	bps	-0.03	bps
10-Year U.S. Treasury	1.49%	1.61%	2.43%	2.39%	2.30%	-0.09	bps	-0.13	bps
30-Year U.S. Treasury	2.31%	2.33%	3.05%	3.02%	2.84%	-0.18	bps	-0.21	bps
Interest Rate Swap Rate:
2-Year Swap	0.74%	1.01%	1.46%	1.62%	1.61%	-0.01	bps	+0.15	bps
3-Year Swap	0.81%	1.07%	1.68%	1.81%	1.74%	-0.07	bps	+0.06	bps
5-Year Swap	0.99%	1.18%	1.96%	2.06%	1.95%	-0.11	bps	-0.01	bps
10-Year Swap	1.38%	1.46%	2.32%	2.39%	2.27%	-0.12	bps	-0.05	bps
30-Year Swap	1.84%	1.78%	2.57%	2.65%	2.53%	-0.12	bps	-0.04	bps
30-Year Fixed Rate Agency Price:
3.0%	$103.75	$103.95	$99.38	$99.15	$99.88	+$0.73		+$0.50
3.5%	$105.50	$105.53	$102.50	$102.29	$102.70	+$0.41		+$0.20
4.0%	$107.23	$107.41	$105.13	$104.90	$105.12	+$0.22		-$0.01
4.5%	$109.17	$109.52	$107.51	$107.24	$107.27	+$0.03		-$0.24
15-Year Fixed Rate Agency Price:
2.5%	$103.48	$103.56	$100.20	$100.03	$100.53	+$0.50		+$0.33
3.0%	$104.84	$104.99	$102.62	$102.51	$102.64	+$0.13		+$0.02
3.5%	$105.97	$105.41	$104.17	$104.06	$104.06	$—		-$0.11
4.0%	$103.81	$103.73	$102.69	$103.29	$103.44	+$0.15		+$0.75
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

The following table summarizes the monthly weighted average actual one-month annualized constant prepayment rates on our investment portfolio during the six months ended June 30, 2017.

Annualized Monthly Constant Prepayment Rates [1]	Jan. 2017	Feb. 2017	Mar. 2017	Apr. 2017	May 2017	June 2017
AGNC portfolio	13%	10%	9%	11%	10%	12%
 ________________________

1.	Weighted average actual one-month annualized CPR released at the beginning of the month based on securities held/outstanding as of the preceding month-end.

FINANCIAL CONDITION
As of June 30, 2017 and December 31, 2016, our investment portfolio consisted of $46.6 billion and $46.5 billion of investment securities, at fair value, respectively, and $17.3 billion and $11.2 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017				December 31, 2016
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$10,444	$10,520	3.33%	17%	$12,794	$12,867	3.26%	22%
15-year TBA securities	2,630	2,629	2.75%	4%	2,188	2,172	2.57%	4%
Total ≤ 15-year	13,074	13,149	3.21%	21%	14,982	15,039	3.16%	26%
20-year RMBS	736	753	3.48%	1%	801	817	3.49%	1%
30-year:
30-year RMBS	33,703	33,370	3.71%	52%	31,553	31,052	3.63%	54%
30-year TBA securities	14,653	14,642	3.52%	23%	9,124	8,993	3.58%	16%
Total 30-year	48,356	48,012	3.65%	75%	40,677	40,045	3.62%	70%
Total fixed rate Agency RMBS and TBA securities	62,166	61,914	3.56%	97%	56,460	55,901	3.49%	97%
Adjustable rate Agency RMBS	327	334	2.94%	—%	371	379	2.96%	1%
CMO Agency RMBS:
CMO	714	722	3.43%	1%	796	801	3.41%	2%
Interest-only strips	115	133	4.66%	—%	132	151	5.03%	—%
Principal-only strips	125	131	—%	—%	136	144	—%	—%
Total CMO Agency RMBS	954	986	3.71%	2%	1,064	1,096	3.89%	2%
Total Agency RMBS and TBA securities	63,447	63,234	3.56%	99%	57,895	57,376	3.50%	100%
Non-Agency RMBS	8	8	2.50%	—%	102	101	3.42%	—%
CMBS	23	23	6.55%	—%	23	23	6.55%	—%
CRT	549	572	5.14%	1%	161	164	5.25%	—%
Total investment portfolio	$64,027	$63,837	3.57%	100%	$58,181	$57,664	3.51%	100%
_______________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
Our TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements; consequently, our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2017 and December 31, 2016, our TBA positions had a net carrying value of $(12) million and $(147) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of June 30, 2017 and December 31, 2016, the weighted average yield on our investment securities (excluding TBAs) was 2.84% and 2.77%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of June 30, 2017 and December 31, 2016 (dollars in millions):

	June 30, 2017
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$3,178	$3,204	$3,206	34%	101.2%	2.98%	2.14%	57	9%
3.0%	3,928	4,040	4,040	53%	102.9%	3.49%	2.18%	58	10%
3.5%	3,033	3,134	3,165	89%	103.3%	3.95%	2.50%	66	11%
4.0%	2,340	2,433	2,472	89%	104.0%	4.40%	2.68%	78	12%
4.5%	248	259	262	98%	104.5%	4.87%	3.02%	82	12%
≥ 5.0%	3	4	4	21%	103.1%	6.63%	4.67%	118	13%
Total ≤ 15-year	12,730	13,074	13,149	65%	103.0%	3.79%	2.41%	66	10%
20-year
≤ 3.0%	210	209	215	30%	99.4%	3.55%	3.10%	49	9%
3.5%	400	408	417	75%	102.1%	4.06%	3.00%	52	11%
4.0%	50	52	53	50%	104.3%	4.54%	2.96%	70	11%
4.5%	61	65	66	99%	106.5%	4.89%	2.96%	79	11%
≥ 5.0%	2	2	2	—%	106.0%	5.92%	3.34%	109	17%
Total 20-year:	723	736	753	62%	101.9%	4.03%	3.02%	55	10%
30-year:
3.0%	6,906	6,902	6,902	2%	100.2%	3.58%	2.96%	37	6%
3.5%	19,971	20,833	20,585	56%	105.2%	4.06%	2.76%	44	7%
4.0%	18,036	19,167	19,053	47%	106.6%	4.50%	2.97%	32	9%
4.5%	1,138	1,222	1,236	87%	107.5%	4.97%	3.26%	71	9%
5.0%	107	114	117	66%	106.7%	5.45%	3.70%	110	10%
≥ 5.5%	107	118	119	38%	109.8%	6.19%	3.37%	128	14%
Total 30-year	46,265	48,356	48,012	45%	105.4%	4.25%	2.90%	40	8%
Total fixed rate	$59,718	$62,166	$61,914	49%	104.7%	4.14%	2.79%	46	8%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $101,000 for 15-year and 30-year securities, respectively, as of June 30, 2017.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 114% and 136% for 15-year and 30-year securities, respectively, as of June 30, 2017.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of June 30, 2017.

	December 31, 2016
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,877	$4,945	$4,912	26%	101.7%	2.96%	2.05%	50	9%
3.0%	3,460	3,561	3,561	73%	102.9%	3.50%	2.20%	55	9%
3.5%	3,294	3,408	3,450	90%	103.4%	3.95%	2.50%	63	10%
4.0%	2,655	2,766	2,810	89%	104.2%	4.40%	2.69%	72	11%
4.5%	285	298	302	98%	104.6%	4.87%	3.03%	76	11%
≥ 5.0%	4	4	4	22%	103.3%	6.63%	4.65%	112	13%
Total ≤ 15-year	14,575	14,982	15,039	65%	103.1%	3.72%	2.37%	60	10%
20-year
≤ 3.0%	225	223	228	31%	99.4%	3.55%	3.10%	43	8%
3.5%	436	445	454	75%	102.2%	4.06%	3.01%	46	10%
4.0%	54	57	58	50%	104.4%	4.54%	2.97%	64	10%
4.5%	68	73	74	99%	106.7%	4.90%	2.99%	73	11%
≥ 5.0%	3	3	3	—%	106.3%	5.94%	3.33%	104	17%
Total 20-year:	786	801	817	63%	101.9%	4.03%	3.03%	49	10%
30-year:
≤ 3.0%	7,390	7,482	7,357	2%	100.1%	3.57%	2.97%	26	6%
3.5%	16,365	17,227	16,849	72%	105.4%	4.07%	2.75%	38	7%
4.0%	13,464	14,368	14,224	61%	107.4%	4.51%	2.92%	45	7%
4.5%	1,246	1,341	1,352	87%	107.6%	4.97%	3.30%	67	8%
5.0%	119	127	130	65%	106.8%	5.45%	3.73%	104	10%
≥ 5.5%	120	132	133	38%	110.0%	6.20%	3.40%	122	14%
Total 30-year	38,704	40,677	40,045	56%	105.4%	4.19%	2.86%	40	7%
Total fixed rate	$54,065	$56,460	$55,901	58%	104.6%	4.05%	2.73%	46	8%
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

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2016.
As of June 30, 2017 and December 31, 2016, our investments in CRT and non-Agency securities had the following credit ratings:

	June 30, 2017			December 31, 2016
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$8	$—	$—	$99	$—
BBB	—	—	23	—	—	23
BB	78	—	—	—	—	—
B	490	—	—	164	2	—
Not Rated	4	—	—	—	—	—
Total	$572	$8	$23	$164	$101	$23
 ________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of June 30, 2017, our CRT securities had floating rate coupons ranging from 3.8% to 7.6%, referenced to loans originated between 2012 and 2016 with weighted average coupons ranging from 3.6% to 4.2%. As of December 31, 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, referenced to loans originated between 2015 and 2016 with weighted average coupons ranging from 4.0% to 4.2%.

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

"Adjusted net interest expense" is measured as interest expense (GAAP measure) adjusted to include interest rate swap periodic costs. "Net spread and dollar roll income" is measured as (i) net interest income (GAAP measure) adjusted to include interest rate swap periodic costs, TBA dollar roll income, management fee income and dividends on REIT equity securities (referred to as "adjusted net interest and dollar roll income") less (ii) total operating expenses (GAAP measure) adjusted to exclude non-recurring transaction costs (referred to as "adjusted operating expenses"). "Net spread and dollar roll income, excluding 'catch-up' premium amortization," further excludes retrospective "catch-up" adjustments to premium amortization cost or benefit due to changes in projected CPR estimates.

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

Specifically, in the case of "adjusted net interest and dollar roll income," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements in such measure and in "adjusted net interest expense" is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and it is more indicative of our total cost of funds than interest expense alone. In the case of "net spread and dollar roll income, excluding 'catch-up' premium amortization," we believe the exclusion of "catch-up" adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. We also believe the exclusion of non-recurring transactions costs reported in general, administrative and other expense under GAAP is meaningful as they represent non-recurring transaction costs associated with our acquisition of AMM and are not representative of ongoing operating costs. In the case of estimated taxable income, we believe it is meaningful information because it directly relates to the amount of dividends we are required to distribute in order to maintain our REIT qualification status.

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
Item 6. Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2017 and December 31, 2016 and our condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2017 and 2016 (in millions, except per share amounts):

($ in millions, except per share amounts)
Balance Sheet Data	June 30, 2017	December 31, 2016
Investment securities, at fair value	$46,566	$46,499
Total assets	$56,711	$56,880
Repurchase agreements, Federal Home Loan Bank advances and other debt	$39,463	$41,355
Total liabilities	$48,966	$49,524
Total stockholders' equity	$7,745	$7,356
Net asset value per common share [1]	$20.80	$21.17
Tangible net asset value per common share [2]	$19.25	$19.50

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data	2017	2016	2017	2016
Interest income	$293	$318	$589	$613
Interest expense [3]	112	101	210	200
Net interest income	181	217	379	413
Other loss, net [3]	(141)	(312)	(246)	(1,247)
Operating Expenses	16	40	33	73
Net income (loss)	24	(135)	100	(907)
Dividend on preferred stock	7	7	14	14
Net income (loss) available (attributable) to common stockholders	$17	$(142)	$86	$(921)

Net income (loss)	$24	$(135)	$100	$(907)
Other comprehensive income [3]	121	382	167	1,166
Comprehensive income	145	247	267	259
Dividend on preferred stock	7	7	14	14
Comprehensive income available to common stockholders	$138	$240	$253	$245

Weighted average number of common shares outstanding - basic	346.4	331.0	338.8	332.7
Weighted average number of common shares outstanding - diluted	346.5	331.0	338.9	332.7
Net income (loss) per common share - basic and diluted	$0.05	$(0.43)	$0.25	$(2.77)
Comprehensive income per common share - basic and diluted	$0.40	$0.73	$0.75	$0.74
Dividends declared per common share	$0.54	$0.60	$1.08	$1.20

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (unaudited) *	2017	2016	2017	2016
Average investment securities - at par	$41,986	$49,544	$42,102	$49,116
Average investment securities - at cost	$43,992	$51,810	$44,083	$51,340
Average net TBA portfolio - at cost	$16,931	$8,238	$15,205	$8,191
Average total assets - at fair value	$54,241	$59,119	$54,441	$57,928
Average mortgage borrowings outstanding [4]	$38,945	$46,948	$39,073	$46,437
Average stockholders' equity [5]	$7,552	$7,722	$7,451	$7,762
Average coupon [6]	3.70%	3.63%	3.68%	3.63%
Average asset yield [7]	2.66%	2.46%	2.67%	2.39%
Average cost of funds [8]	(1.51)%	(1.46)%	(1.50)%	(1.55)%
Average net interest rate spread	1.15%	1.00%	1.17%	0.84%
Average net interest rate spread, including TBA dollar roll income [9]	1.46%	1.16%	1.45%	1.05%
Average coupon (as of period end)	3.70%	3.63%	3.70%	3.63%
Average asset yield (as of period end)	2.84%	2.68%	2.84%	2.68%
Average cost of funds (as of period end) [10]	(1.56)%	(1.35)%	(1.56)%	(1.35)%
Average net interest rate spread (as of period end)	1.28%	1.33%	1.28%	1.33%
Economic return on common equity - unannualized [11]	1.7%	3.3%	3.4%	3.7%
Economic return on tangible common equity - unannualized [12]	2.5%	N/A	4.3%	N/A
Average "at risk" leverage [13]	7.4:1	7.2:1	7.3:1	7.1:1
Average tangible net book value "at risk" leverage [15]	8.0:1	N/A	7.9:1	N/A
"At risk" leverage (as of period end) [14]	7.5:1	7.2:1	7.5:1	7.2:1
Tangible net book value "at risk" leverage (as of period end) [15]	8.1:1	N/A	8.1:1	N/A
Expenses % of average total assets	0.12%	0.27%	0.12%	0.25%
Expenses % of average assets, including average net TBA position	0.09%	0.24%	0.09%	0.22%
Expenses % of average stockholders' equity	0.85%	2.08%	0.89%	1.89%
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

3.
We voluntarily discontinued hedge accounting for our interest rate swaps as of September 30, 2011. Please refer to our Interest Expense and Cost of Funds discussion in Management's Discussion and Analysis of Financial Condition and Results of Operations and Notes 3 of our Consolidated Financial Statements for additional information regarding our discontinuance of hedge accounting.

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

13.
Average "at risk" leverage is calculated by dividing the sum of our daily weighted average mortgage borrowings and net TBA dollar position (at cost) outstanding for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

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

15.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage, with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.
Interest Income and Asset Yield
The following table summarizes our interest income for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$389	3.70%	$452	3.63%	$774	3.68%	$897	3.63%
Net premium amortization	(96)	(1.04)%	(134)	(1.17)%	(185)	(1.01)%	(284)	(1.24)%
Interest income	$293	2.66%	$318	2.46%	$589	2.67%	$613	2.39%
Weighted average actual portfolio CPR for securities held during the period	10.8%		11.8%		10.8%		10.4%
Weighted average projected CPR for the remaining life of securities held as of period end	8.6%		10.8%		8.6%		10.8%
Average 30-year fixed rate mortgage rate as of period end [1]	3.90%		3.48%		3.90%		3.48%
10-year U.S. Treasury rate as of period end	2.30%		1.49%		2.30%		1.49%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our interest income are the size of our average investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the decrease in interest income for the three and six months ended June 30, 2017 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Periods ended June 30, 2017 vs. June 30, 2016
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended	$(25)	$(48)	$23
Six months ended	$(24)	$(87)	$63

The size of our average investment portfolio decreased in par value, compared to the prior year period, by 15% and 14% for the three and six months ended June 30, 2017, respectively, largely due to a relative shift from investments in Agency RMBS to TBA contracts recognized as derivative assets/(liabilities) on our consolidated financial statements.
Our average asset yield was 2.66% and 2.67% for the three and six months ended June 30, 2017, respectively, compared to 2.46% and 2.39%, respectively, for the prior year period. Our average asset yield includes "catch-up" premium amortization cost due to changes in CPR forecasts of $13 million and $22 million for the three and six months ended June 30, 2017, respectively, compared to $32 million and $87 million, respectively, for the prior year periods. Excluding "catch-up" premium amortization cost, our average asset yield increased to 2.78% and 2.77% for the three and six months ended June 30, 2017, respectively, compared to 2.70% and 2.73%, respectively, for the prior year period, largely to changes in asset composition.
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
Our tangible net book value "at risk" leverage was 8.1x and 7.7x as of June 30, 2017 and December 31, 2016, respectively. The table below presents our average and quarter-end mortgage borrowings, net TBA position and leverage ratios for the periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Average "At Risk" Leverage during the Period [4]	Tangible Net Book Value "At Risk" Leverage as of Period End [3]	"At Risk" Leverage as of Period End [5]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2017	$38,945	$40,112	$39,463	$16,931	$17,283	8.0:1	7.4:1	8.1:1	7.5:1
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.8:1	7.2:1	8.0:1	7.4:1
December 31, 2016	$41,031	$42,157	$41,183	$14,141	$11,312	7.8:1	7.3:1	7.7:1	7.1:1
September 30, 2016	$44,401	$46,555	$41,154	$10,748	$15,540	7.6:1	7.1:1	7.7:1	7.2:1
June 30, 2016	$46,948	$48,875	$45,502	$8,238	$6,975	N/A	7.2:1	N/A	7.2:1
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	N/A	7.0:1	N/A	7.3:1
_______________________

1.	Mortgage borrowings includes Agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

4.
Average "at risk" leverage during the period was calculated by dividing the sum of our daily weighted average mortgage borrowings and net TBA position (at cost) outstanding during the period by the sum of our average month-end stockholders' equity less our average investment in REIT equity securities for the period.

5.
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

Interest Expense and Cost of Funds
Our interest expense is comprised of interest expense on Agency repo agreements and other mortgage borrowings. Prior to fiscal year 2017, interest expense also includes the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps.
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

Our average cost of funds was 1.51% and 1.50% of our average mortgage borrowings for the three and six months ended June 30, 2017, respectively, compared to 1.46% and 1.55% for the prior year period, respectively. The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2017		2016		2017		2016
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Interest expense on mortgage borrowings	$112	1.15%	$89	0.76%	$210	1.08%	$169	0.73%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	—%	12	0.10%	—	—%	31	0.13%
Total interest expense	112	1.15%	101	0.86%	210	1.08%	200	0.86%
Periodic interest costs of interest rate swaps reported in gain (loss) on derivative instruments and other securities, net	35	0.36%	69	0.60%	80	0.41%	158	0.67%
Total adjusted net interest expense and cost of funds	$147	1.51%	$170	1.46%	$290	1.50%	$358	1.55%
 _______________________

1.	Percent of our average mortgage borrowings outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our average mortgage borrowings and interest rate swap portfolio (excluding forward starting swaps) outstanding during the period, the average interest rate on our borrowings and the average net interest rate paid/received on our interest rate swaps. The following is a summary of the estimated impact of these elements on our adjusted net interest expense for the three and six months ended June 30, 2017, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Periods ended June 30, 2017 vs. June 30, 2016
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Interest expense on mortgage borrowings	$23	$(15)	$38
Periodic interest rate swap costs	(46)	7	(53)
Total change in adjusted net interest expense	$(23)	$(8)	$(15)

Six months ended:
Interest expense on mortgage borrowings	$41	$(26)	$67
Periodic interest rate swap costs	(109)	8	(117)
Total change in adjusted net interest expense	$(68)	$(18)	$(50)

The average interest rate on our mortgage borrowings increased for the current year periods commensurate with increases in the federal funds rate. The size of our average borrowings outstanding decreased compared to the prior year periods largely due to the relative shift from Agency RMBS to TBA holdings. The decrease in our periodic swap cost was due to both a decline in the average rate paid and an increase in the floating rate received on our pay-fixed rate receive-floating interest rate swaps. The size of our interest rate swap portfolio increased relative to our mortgage borrowings as a function of our larger TBA dollar roll position.

The table below presents a summary of our average mortgage borrowings and our average interest rates swaps outstanding, excluding forward starting swaps, for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2017	2016	2017	2016
Average mortgage borrowings	$38,945	$46,948	$39,073	$46,437
Average notional amount of interest rate swaps (excluding forward starting swaps)	$36,549	$33,742	$36,161	$34,776
Average ratio of interest rate swaps to mortgage borrowings	94%	72%	93%	75%

Average pay rate	1.52%	1.60%	1.50%	1.68%
Average receive rate	(1.14)%	(0.64)%	(1.05)%	(0.59)%
Average net pay/(receive) rate	0.38%	0.96%	0.45%	1.09%

For the three and six months ended June 30, 2017, we had an average forward starting swap balance of $2.5 billion and $1.5 billion, respectively, compared to $3.4 billion and $3.6 billion, respectively, for the prior year period. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 70% and 69% for the three and six months ended June 30, 2017, respectively, compared to 67% and 70%, respectively, for the prior year period.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps Outstanding (Including Forward Starting Swaps) to Mortgage Borrowings and Net TBA Position	2017	2016	2017	2016
Average mortgage borrowings	$38,945	$46,948	$39,073	$46,437
Average net TBA position - at cost	16,931	8,238	15,205	8,191
Total average mortgage borrowings and net TBA position	$55,876	$55,186	$54,278	$54,628
Average notional amount of interest rate swaps (including forward starting swaps)	$39,043	$37,105	$37,689	$38,418
Average ratio of interest rate swaps to mortgage borrowings and net TBA position	70%	67%	69%	70%
Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for the three and six months ended June 30, 2017 and 2016 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net interest income	$181	$217	$379	$413
Periodic interest costs of interest rate swaps, net [1]	(35)	(69)	(80)	(158)
TBA dollar roll income [1]	93	44	164	94
Management fee income	4	—	7	—
Dividend from REIT equity securities [1]	—	1	—	2
Adjusted net interest and dollar roll income	243	193	470	351
Operating expenses:
Total operating expenses	16	40	33	73
Non-recurring transaction costs	—	9	—	9
Adjusted Operating Expenses	16	31	33	64
Net spread and dollar roll income	227	162	437	287
Dividend on preferred stock	7	7	14	14
Net spread and dollar roll income available to common stockholders	220	155	423	273
Estimated "catch-up" premium amortization cost due to change in CPR forecast	13	32	22	87
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$233	$187	$445	$360

Weighted average number of common shares outstanding - basic	346.4	331.0	338.8	332.7
Weighted average number of common shares outstanding - diluted	346.5	331.0	338.9	332.7
Net spread and dollar roll income per common share - basic and diluted	$0.63	$0.46	$1.25	$0.82
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$0.67	$0.56	$1.31	$1.08
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three and six months ended June 30, 2017 was $0.67 and $1.31 per common share, respectively, compared to $0.56 and $1.08 per common share, respectively, for the prior year period. The increase relative to the prior year period was due to the combination of lower operating costs as a function of our management internalization during the third quarter of 2016, higher TBA dollar roll income and a lower aggregate cost of funds, including the implied funding cost on our TBA position.

Our average net interest rate spread and dollar roll income (i.e., the difference between the average yield on our assets and our average cost of funds inclusive of TBAs), excluding "catch-up" premium amortization cost, was 1.55% and 1.53% for the three and six months ended June 30, 2017, respectively, compared to 1.38% and 1.35%, respectively, for the prior year period. Including catch-up premium amortization adjustments, our net interest rate spread and dollar roll income was 1.46% and 1.45% for the three and six months ended June 30, 2017, respectively, compared to 1.16% and 1.05%, respectively, for the prior year period.
Gain (Loss) on Sale of Investment Securities, Net
The following table is a summary of our net gain (loss) on sale of investment securities for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Investment securities sold, at cost	$(2,987)	$(7,508)	$(8,355)	$(11,023)
Proceeds from sale [1]	3,002	7,563	8,286	11,076
Net gain (loss) on sale of investment securities	$15	$55	$(69)	$53

Gross gain on sale of investment securities	$22	$55	$26	$60
Gross loss on sale of investment securities	(7)	—	(95)	(7)
Net gain (loss) on sale of investment securities	$15	$55	$(69)	$53
 _______________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2017 and 2016 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Periodic interest costs of interest rate swaps, net	$(35)	$(69)	$(80)	$(158)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	93	44	164	94
TBA securities - mark-to-market net gain (loss)	152	9	(98)	147
Payer swaptions	—	(13)	—	(20)
U.S. Treasury securities - long position	—	1	1	6
U.S. Treasury securities - short position	(22)	(29)	(16)	(53)
U.S. Treasury futures - short position	(29)	15	(27)	(59)
Interest rate swaps - termination fees and CME variation margin settlements, net	(160)	(430)	107	(566)
Other	1	1	2	8
Total realized gain (loss) on derivative instruments and other securities, net	35	(402)	133	(443)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(82)	55	136	83
Interest rate swaps	1	143	(199)	(637)
Payer swaptions	(13)	9	(24)	9
U.S. Treasury securities - short position	(88)	(44)	(172)	(103)
U.S. Treasury futures - short position	13	(59)	(1)	(62)
Debt of consolidated VIEs	—	(1)	(1)	(6)
REIT equity securities	—	2	—	7
Other	—	(1)	(1)	(1)
Total unrealized loss on derivative instruments and other securities, net	(169)	104	(262)	(710)
Total loss on derivative instruments and other securities, net	$(169)	$(367)	$(209)	$(1,311)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.

Operating Expenses
Prior to our acquisition of AMM and related management internalization on July 1, 2016, we paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, as defined in our management agreement. Following our management internalization, we no longer incur a management fee, but we incur expenses associated with an internally managed organization, including compensation expense previously borne by our Manager. For the three and six months ended June 30, 2016, we incurred management fees of $25 million and $52 million, respectively. For three and six months ended June 30, 2017, we incurred compensation and benefits expense of $10 million and $20 million, respectively, consisting of base salary, annual incentive and employee retention bonus accruals, benefits expense and long-term incentive compensation costs.
For the three and six months ended June 30, 2017, we incurred other operating expenses of $6 million and $13 million, respectively, compared to $15 million and $21 million, respectively, for the prior year period. Excluding non-recurring acquisition costs, we incurred other operating expenses of $6 million and $12 million, respectively, for the prior year period. Other operating expenses primarily consist of prime broker fees; clearing, settlement and regulatory fees incurred by BES; information technology costs; accounting, legal and Board of Director fees; amortization of intangible assets associated with our acquisition of AMM; and other general overhead expenses.
Our total annualized operating expense as a percentage of our average stockholders' equity was 0.85% and 0.89% for the three and six months ended June 30, 2017, compared to 2.08% and 1.89%, respectively, for the prior year period. Excluding non-recurring acquisition costs, our total operating expense as a percentage of our stockholders' equity was 1.61% and 1.65%, respectively, for the prior year period.
Dividends and Income Taxes
For the three months ended June 30, 2017 and 2016, we had estimated taxable income available to common stockholders of $46 million and $73 million (or $0.13 and $0.22 per common share), respectively. For the six months ended June 30, 2017 and 2016, we had estimated taxable income available to common stockholders of $76 million and $147 million (or $0.22 and $0.44 per common share), respectively. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2017 and 2016 (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2017	2016	2017	2016
Net income (loss)	$24	$(135)	$100	$(907)
Estimated book to tax differences:
Premium amortization, net	4	20	1	75
Realized gain/loss, net	99	391	(280)	484
Net capital loss/(utilization of net capital loss carryforward)	(232)	(99)	44	(198)
Unrealized gain/loss, net	160	(106)	237	698
Other	(2)	9	(12)	9
Total book to tax differences	29	215	(10)	1,068
Estimated REIT taxable income	53	80	90	161
Dividend on preferred stock	7	7	14	14
Estimated REIT taxable income available to common stockholders	$46	$73	$76	$147
Weighted average number of common shares outstanding - basic	346.4	331.0	338.8	332.7
Weighted average number of common shares outstanding - diluted	346.5	331.0	338.9	332.7
Estimated REIT taxable income per common share - basic and diluted	$0.13	$0.22	$0.22	$0.44

Beginning cumulative non-deductible net capital loss	$728	$585	$452	$684
Net capital loss / (Utilization of net capital loss carryforward)	(232)	(99)	44	(198)
Ending cumulative non-deductible net capital loss	$496	$486	$496	$486
Ending cumulative non-deductible net capital loss per ending common share	$1.39	$1.47	$1.39	$1.47
As of June 30, 2017, we had $0.5 billion (or $1.39 per common share) of net capital loss carryforwards, which expire beginning in fiscal year 2019.
The following table summarizes dividends declared on our Series A Preferred Stock, depositary shares underlying our Series B Preferred Stock and common stock during the six months ended June 30, 2017 and 2016:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Common Stock
March 31, 2017	$0.50000	$0.484375	$0.54
June 30, 2017	$0.50000	$0.484375	$0.54
Total	$1.00000	$0.968750	$1.08

March 31, 2016	$0.50000	$0.484375	$0.60
June 30, 2016	$0.50000	$0.484375	$0.60
Total	$1.00000	$0.968750	$1.20
The tax characterization of our fiscal year 2017 dividends will be determined and reported to stockholders on their annual Form 1099-DIV statement after the end of the year.
Other Comprehensive Income
Other comprehensive income primarily consists of unrealized gains on our Agency RMBS designated as "available-for-sale," net of reversals of prior period unrealized gains and losses upon realization. For the three and six months ended June 30, 2017, we had other comprehensive income of $121 million and $167 million, respectively, and, for the three and six months June 30, 2016, $382 million and $1.2 billion, respectively, commensurate with the decline in long-term interest rates during the current and prior year periods.

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
Debt Capital
As of June 30, 2017 and December 31, 2016, our mortgage borrowings and net TBA position consisted of the following ($ in millions):

	June 30, 2017		December 31, 2016
Mortgage Funding	Amount	%	Amount	%
Repurchase agreements used to fund Agency RMBS [1]	$39,058	69%	$37,686	71%
FHLB advances	—	—%	3,037	6%
Debt of consolidated variable interest entities, at fair value	405	1%	460	1%
Total mortgage borrowings	39,463	70%	41,183	78%
Net TBA position, at cost	17,283	30%	11,312	22%
Total mortgage funding	$56,746	100%	$52,495	100%
______________________
1. Excludes repurchase agreements used to fund U.S. Treasury securities of $0 million and $172 million as of June 30, 2017 and December 31, 2016, respectively.
Our tangible net book value "at risk" leverage was 8.1x and 7.7x as of June 30, 2017 and December 31, 2016, measured as the sum of our total mortgage borrowings, net TBA position (at cost) and net payable for unsettled investment securities divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible assets.
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
As of June 30, 2017, we had $39.1 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average cost of funds of 1.27% and a weighted average remaining days-to-maturity of 154 days, compared $37.7 billion, 0.98% and 187 days, respectively, as of December 31, 2016.
To limit our exposure to counterparty credit risk, we diversify our funding across multiple counterparties and by counterparty region. Our wholly-owned captive broker-dealer, Bethesda Securities, also has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the FICC, which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of June 30, 2017, $9.9 billion of our repurchase agreement funding was accessed through Bethesda Securities.
As of June 30, 2017, we had master repurchase agreements with 40 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through Bethesda Securities. As of June 30, 2017, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 5% of our stockholders' equity, and our top five repo counterparties represented less than 11% of our stockholders' equity. The table below includes a summary of our repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2017. For further details regarding our borrowings under repurchase agreements and concentration of credit risk as of June 30, 2017, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2017
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America	22	72%
Europe	13	18%
Asia	5	10%
	40	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2017, haircuts on our pledged collateral remained stable and, as of June 30, 2017, our weighted average haircut was approximately 4.7% of the value of our collateral, inclusive of collateral funded through Bethesda Securities.
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
As of June 30, 2017, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $2.8 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
Our derivative agreements typically require that we pledge/receive collateral on such agreements to/from our counterparties in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of June 30, 2017, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts (see Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q).
Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2017, we had a net long TBA position with a total market value and a total cost basis of $17.3 billion and a net carrying value of $(12) million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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
Bethesda Securities Regulatory Capital Requirements
Bethesda Securities is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, Bethesda Securities is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of June 30, 2017, the minimum net capital required was $0.3 million and Bethesda Securities had excess net capital of $200.6 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (second to the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of June 30, 2017, approximately 88% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.

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
During May 2017, we completed a follow-on public offering of 24.5 million shares of our common stock for proceeds of $503 million, or $20.53 per common share, net of offering costs. Our Board of Directors has also authorized us to from time-to-time publicly offer and sell shares of our common stock under our ATM Program in an aggregate amount of up to $750 million of shares of our common stock, subject to U.S. Federal securities laws. As of June 30, 2017, $750 million remained available for issuance under our ATM Program. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current tangible net asset value per common share, among other conditions, we may repurchase shares of our common stock, subject to the provisions of our stock repurchase program (see Note 10 to our Consolidated Financial Statements in this Form 10-Q).

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of June 30, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our tangible net asset value as of June 30, 2017 and December 31, 2016 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Tangible Net Asset Value [3,5]
As of June 30, 2017
-100 Basis Points	-16.1%	-0.5%	-4.4%
-50 Basis Points	-7.1%	0.0%	0.0%
+50 Basis Points	+2.3%	-0.4%	-3.5%
+100 Basis Points	+5.4%	-1.0%	-9.2%

As of December 31, 2016
-100 Basis Points	-9.7%	+0.6%	+4.9%
-50 Basis Points	-1.8%	+0.5%	+4.4%
+50 Basis Points	+4.1%	-0.8%	-6.9%
+100 Basis Points	+6.2%	-1.7%	-15.3%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 9% and 8% as of June 30, 2017 and December 31, 2016, respectively. As of June 30, 2017, rate shock scenarios assume a forecasted CPR of 12%, 10%, 8% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2016, rate shock scenarios assume a forecasted CPR of 10%, 9%, 7% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

3.	Includes the effect of derivatives and other securities used for hedging purposes.

4.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of such date.

5.	Estimated dollar change in portfolio value expressed as a percent of tangible stockholders' equity, net of the Series A and Series B Preferred Stock liquidation preference, as of such date.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net asset value as of June 30, 2017 and December 31, 2016 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.3 and 5.4 years as of June 30, 2017 and December 31, 2016, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Tangible Net Asset Value [2,4]
As of June 30, 2017
-25 Basis Points	+1.3%	+12.3%
-10 Basis Points	+0.5%	+4.9%
+10 Basis Points	-0.5%	-4.9%
+25 Basis Points	-1.3%	-12.3%

As of December 31, 2016
-25 Basis Points	+1.3%	+12.0%
-10 Basis Points	+0.5%	+4.8%
+10 Basis Points	-0.5%	-4.8%
+25 Basis Points	-1.3%	-12.0%
________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of such date.

4.	Estimated dollar change in portfolio value expressed as a percent of tangible stockholders' equity, net of the Series A and Series B Preferred Stock liquidation preference, as of such date.
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements and other short-term funding agreements.  As of June 30, 2017, we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $2.8 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll such funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Credit Risk
We are exposed to credit risk related to our CRT and non-Agency investments, certain derivative transactions, and our collateral held by funding and derivative counterparties. We accept credit exposure at levels we deem prudent as an integral part of our investment and hedging strategy. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, sale of assets where we have identified negative credit trends and the use of various types of credit enhancements. We may also use non-recourse financing, which limits our exposure to credit losses to the specific securities subject to the non-recourse financing. Our overall management of credit exposure may also include the use of credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the percentage mix of our investments or our duration gap, when we believe credit performance is inversely correlated with changes in interest rates, in an effort to actively adjust our credit exposure and to improve the risk/return profile of our investment portfolio.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

*3.3	Certificate of Designations of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed April 3, 2012.

*3.4	Certificate of Designations of 7.750% Series B Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.4 of Form 8-A (File No. 001-34057), filed May 7, 2014.

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

*4.7	Form of Depositary Receipt, incorporated herein by reference to Exhibit 4.3 of Form 8-K (File No. 001-34067), filed May 8, 2014.

10	Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors, filed herewith.

14	AGNC Investment Corp. Code of Ethics and Conduct, adopted, July 20, 2017, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
______________________
*    Previously filed

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGNC INVESTMENT CORP.

		By:	/s/ GARY KAIN
Gary Kain Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)
Date:	August 3, 2017

/s/ PETER FEDERICO
Peter Federico Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Date:	August 3, 2017