Form 10-Q
period 2017-09-30
AGNC Investment Corp.
filed 2017-11-03
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
__________________________________________________
FORM 10-Q
 __________________________________________________

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2017
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2017 was 391,295,870.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2017	December 31, 2016
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $47,997 and $43,943, respectively)	$51,638	$45,393
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	700	818
Credit risk transfer securities, at fair value	717	164
Non-Agency securities, at fair value (including pledged securities of $0 and $90, respectively)	36	124
U.S. Treasury securities, at fair value (including pledged securities of $0 and $173, respectively)	—	182
REIT equity securities, at fair value	4	—
Cash and cash equivalents	1,098	1,208
Restricted cash and cash equivalents	294	74
Derivative assets, at fair value	183	355
Receivable for securities sold (including pledged securities of $149 and $21, respectively)	521	21
Receivable under reverse repurchase agreements	9,226	7,716
Goodwill and other intangible assets, net	552	554
Other assets	521	271
Total assets	$65,490	$56,880
Liabilities:
Repurchase agreements	$45,505	$37,858
Federal Home Loan Bank advances	—	3,037
Debt of consolidated variable interest entities, at fair value	380	460
Payable for securities purchased	1,373	—
Derivative liabilities, at fair value	62	256
Dividends payable	77	66
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	9,119	7,636
Accounts payable and other liabilities	183	211
Total liabilities	56,699	49,524
Stockholders' equity:
8.000% Series A Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $0 and $173, respectively)	—	167
7.750% Series B Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $175)	169	169
7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $325 and $0, respectively)	315	—
Common stock - $0.01 par value; 600 shares authorized; 391.3 and 331.0 shares issued and outstanding, respectively	4	3
Additional paid-in capital	11,172	9,932
Retained deficit	(2,729)	(2,518)
Accumulated other comprehensive loss	(140)	(397)
Total stockholders' equity	8,791	7,356
Total liabilities and stockholders' equity	$65,490	$56,880
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Interest income:
Interest income	$318	$315	$907	$928
Interest expense	140	96	350	296
Net interest income	178	219	557	632
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	22	61	(47)	114
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(31)	(6)	(6)	5
Gain (loss) on derivative instruments and other securities, net	131	248	(78)	(1,063)
Management fee income	3	4	10	4
Total other gain (loss), net:	125	307	(121)	(940)
Expenses:
Management fee expense	—	—	—	52
Compensation and benefits	10	9	30	9
Other operating expenses	7	6	20	27
Total operating expenses	17	15	50	88
Net income (loss)	286	511	386	(396)
Dividend on preferred stock	9	7	23	21
Issuance costs of redeemed preferred stock	6	—	6	—
Net income (loss) available (attributable) to common stockholders	$271	$504	$357	$(417)

Net income (loss)	$286	$511	$386	$(396)
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	90	(97)	257	1,038
Unrealized gain on derivative instruments, net	—	7	—	38
Other comprehensive income (loss)	90	(90)	257	1,076
Comprehensive income	376	421	643	680
Dividend on preferred stock	9	7	23	21
Issuance costs of redeemed preferred stock	6	—	6	—
Comprehensive income available to common stockholders	$361	$414	$614	$659

Weighted average number of common shares outstanding - basic	364.7	331.0	347.5	332.1
Weighted average number of common shares outstanding - diluted	364.9	331.0	347.6	332.1
Net income (loss) per common share - basic and diluted	$0.74	$1.52	$1.03	$(1.26)
Dividends declared per common share	$0.54	$0.56	$1.62	$1.76
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	8.000% Series A Cumulative Redeemable Preferred Stock	7.750% Series B Cumulative Redeemable Preferred Stock	7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance, December 31, 2015	$167	$169	$—	337.5	$3	$10,048	$(2,350)	$(66)	$7,971
Net loss	—	—	—	—	—	—	(396)	—	(396)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	1,038	1,038
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	—	38	38
Repurchase of common stock	—	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared	—	—	—	—	—	—	(21)		(21)
Common dividends declared	—	—	—	—	—	—	(583)	—	(583)
Balance, September 30, 2016	$167	$169	$—	331.0	$3	$9,932	$(3,350)	$1,010	$7,931

Balance, December 31, 2016	$167	$169	$—	331.0	$3	$9,932	$(2,518)	$(397)	$7,356
Net income	—	—	—	—	—	—	386	—	386
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	257	257
Stock-based compensation	—	—	—	—	—	3	—	—	3
Issuance of preferred stock	—	—	315	—	—	—	—	—	315
Redemption of preferred stock	(167)	—	—	—	—	—	(6)	—	(173)
Issuance of common stock	—	—	—	60.3	1	1,237	—	—	1,238
Preferred dividends declared	—	—	—	—	—	—	(23)	—	(23)
Common dividends declared	—	—	—	—	—	—	(568)	—	(568)
Balance, September 30, 2017	$—	$169	$315	391.3	$4	$11,172	$(2,729)	$(140)	$8,791
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2017	2016
Operating activities:
Net income (loss)	$386	$(396)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	282	394
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	—	38
Amortization of intangible assets	3	1
Stock-based compensation	3	1
(Gain) loss on sale of investment securities, net	47	(114)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	6	(5)
Loss on derivative instruments and other securities, net	78	1,063
Decrease in other assets	99	37
Increase in accounts payable and other accrued liabilities	31	10
Net cash provided by operating activities	935	1,029
Investing activities:
Purchases of Agency mortgage-backed securities	(23,823)	(17,275)
Purchases of credit risk transfer and non-Agency securities	(881)	(36)
Proceeds from sale of Agency mortgage-backed securities	13,390	17,032
Proceeds from sale of credit risk transfer and non-Agency securities	437	—
Principal collections on Agency mortgage-backed securities	5,076	5,984
Principal collections on credit risk transfer and non-Agency securities	4	13
Payments on U.S. Treasury securities	(10,618)	(2,178)
Proceeds from U.S. Treasury securities	11,682	5,741
Net payments on reverse repurchase agreements	(1,456)	(3,728)
Net proceeds from (payments on) derivative instruments	38	(892)
Purchases of REIT equity securities	(4)	—
Proceeds from sale of REIT equity securities	—	39
Purchase of AGNC Mortgage Management, LLC, net of cash acquired	—	(555)
(Increase) decrease in restricted cash pledged for derivative instruments	(239)	577
Net cash provided by (used in) investing activities	(6,394)	4,722
Financing activities:
Proceeds from repurchase arrangements	294,885	195,992
Payments on repurchase agreements	(287,238)	(200,078)
Proceeds from Federal Home Loan Bank advances	—	2,098
Payments on Federal Home Loan Bank advances	(3,037)	(2,814)
Payments on debt of consolidated variable interest entities	(80)	(100)
Net proceeds from preferred stock issuance	315	—
Payment for preferred stock redemption	(173)	—
Net proceeds from common stock issuances	1,238	—
Payments for common stock repurchases	—	(116)
Cash dividends paid	(580)	(612)
Decrease in restricted cash pledged for repurchase agreements	19	23
Net cash provided by (used in) financing activities	5,349	(5,607)
Net change in cash and cash equivalents	(110)	144
Cash and cash equivalents at beginning of period	1,208	1,110
Cash and cash equivalents at end of period	$1,098	$1,254
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Unaudited Interim Consolidated Financial Statements
The unaudited interim consolidated financial statements of AGNC Investment Corp. (referred throughout this report as the "Company," "we," "us" and "our") are prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The preparation of financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of income and expenses during the reporting period. Actual results could differ from those estimates.
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
We operate so as to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a REIT, we are required to distribute annually 90% of our taxable income. As long as we continue to qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable income to the extent that we distribute our annual taxable income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent tax year.
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
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and net book value accretion. We generate income from the interest earned on our investment assets, net of associated borrowing and hedging activities, and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
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
Mortgage-related securities may also include investments in the common stock of other publicly traded mortgage REITs, including MTGE, which invest in Agency and non-Agency securities and/or other real estate related assets. As of September 30, 2017, our investments in REIT equity securities consisted solely of MTGE common stock.
Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for such securities pursuant to ASC Topic 825, Financial Instruments. All of our securities are reported at fair value as they have either been designated as available-for-sale or trading or we have elected the fair value option of accounting. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income (loss) ("OCI"). Unrealized gains and losses on securities classified as trading or for which we elected the fair value option are reported in net income through other gain (loss) during the period in which they occur. Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities acquired after fiscal year 2016. In our view, this election simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a particular reporting period, as the fair value changes for these assets are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. We are not permitted to change the designation of securities acquired prior to January 1, 2017; accordingly, such securities will continue to be classified as available-for-sale securities until such time as we receive full repayment of principal or we dispose of the security.
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. Actual and anticipated prepayment experience is reviewed quarterly and effective yields are recalculated when differences arise between (i) our previous estimate of future prepayments and (ii) the actual prepayments to date plus our current estimate of future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.

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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing ("ASC 860"), we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year, but may extend up to five years or more. Interest rates on our repurchase agreements generally correspond to one, three or six month LIBOR plus or minus a fixed spread. The fair value of our repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
We borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivative Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements typically have maturities of 30 days or less. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are generally reset daily.
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risks. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The primary instruments that we use are interest rate swaps, options to enter into interest rate swaps ("swaptions"), U.S. Treasury securities and U.S. Treasury futures contracts. We also use forward contracts in the Agency RMBS "to-be-announced" market ("TBA") to invest in and finance Agency securities as well as to periodically reduce our exposure to Agency RMBS.
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
The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. Our derivative agreements require that we post or receive collateral to mitigate such risk. We also attempt to minimize our risk of loss by limiting our counterparties to major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.

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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one, three or six-month LIBOR ("payer swaps") with terms up to 20 years. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market.
Swap agreements entered into after May 2013 are centrally cleared through a registered commodities exchange. We value centrally cleared interest rate swaps using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including LIBOR, swap rates and the forward yield curve. Our centrally cleared swaps require that we post an "initial margin" amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange "variation margin" based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, which took effect January 3, 2017, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning in the first quarter of 2017 and in subsequent periods, we account for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. Variation margin pledged / (received) was previously reported in restricted cash and cash equivalents / (other liabilities) in our consolidated balance sheet.
We value non-centrally cleared swaps using a combination of third-party valuations obtained from pricing services and the swap counterparty. The third-party valuations are model-driven using observable inputs, including LIBOR, swap rates and the forward yield curve. We also consider both our own and our counterparties' nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we assess the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of larger, more rapid changes in interest rates on the performance of our investment portfolio. Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our swaption agreements typically provide us the option to enter into a pay-fixed rate interest rate swap ("payer swaptions"). We may also enter into swaption agreements that provide us the option to enter into a receive-fixed interest rate swap ("receiver swaptions").
Our interest rate swaption agreements are privately negotiated in the OTC market and are not subject to central clearing. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any. The difference between the premium paid and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap received and the premium paid.
TBA securities
A TBA security is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS to be delivered into the contract are not known until shortly before the settlement date. We may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting TBA position, net settling the offsetting positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date (together referred to as a "dollar roll transaction"). The Agency securities purchased or sold for a forward settlement date are typically priced at a discount to equivalent securities settling in the current month. This difference, or "price drop," is the economic equivalent to interest income on the underlying Agency securities, less an implied funding cost, over the forward settlement period (referred to as "dollar roll income"). Consequently, forward purchases of Agency securities and dollar roll transactions represent a form of off-balance sheet financing.
We account for TBA contracts as derivative instruments since either the TBA contracts do not settle in the shortest period of time possible or we cannot assert that it is probable at inception and throughout the term of the TBA contract that we will physically settle the TBA contract on the settlement date. We account for TBA dollar roll transactions as a series of derivative transactions. Gains, losses and dollar roll income associated with our TBA contracts are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. We estimate the fair value of TBA securities based on similar methods used to value our Agency RMBS securities.
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
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in two stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets in connection with past renewals of the management agreement with our former external Manager and the internalization of our management, which occurred on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability, and, as of September 30, 2017, we did not accrue a loss contingency related to these matters.
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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Allowances for credit losses on available-for-sale debt securities will be recognized, rather than direct reductions in the amortized cost of the investments. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. ASU 2016-13 is not expected to have a significant impact on our consolidated financial statements.
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

Note 4. Investment Securities
As of September 30, 2017 and December 31, 2016, our investment portfolio consisted of $53.1 billion and $46.5 billion of investment securities, at fair value, respectively, and $19.4 billion and $11.2 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $(24) million and $(147) million as of September 30, 2017 and December 31, 2016, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of September 30, 2017 and December 31, 2016, our investment securities had a net unamortized premium balance of $2.4 billion and $2.1 billion, respectively, including interest and principal-only securities.
The following tables summarize our investment securities as of September 30, 2017 and December 31, 2016, excluding TBA securities, (dollars in millions). Note 6 contains details of our TBA securities as of each of these respective dates.

	September 30, 2017		December 31, 2016
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$51,275	$51,104	$45,145	$44,736
Adjustable rate	304	311	371	379
CMO	669	677	796	801
Interest-only and principal-only strips	225	246	268	295
Total Agency RMBS	52,473	52,338	46,580	46,211
Non-Agency RMBS	8	7	102	101
CMBS	28	29	23	23
CRT securities	697	717	161	164
Total investment securities	$53,206	$53,091	$46,866	$46,499

	September 30, 2017
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$25,724	$8,244	$36	$7	$—	$—	$34,011
Unamortized discount	(26)	(3)	—	—	—	—	(29)
Unamortized premium	1,183	447	—	—	—	—	1,630
Amortized cost	26,881	8,688	36	7	—	—	35,612
Gross unrealized gains	174	41	1	—	—	—	216
Gross unrealized losses	(244)	(112)	—	—	—	—	(356)
Total available-for-sale securities, at fair value	26,811	8,617	37	7	—	—	35,472
Securities remeasured at fair value through earnings:
Par value	11,260	4,826	—	—	29	669	16,784
Unamortized discount	(36)	—	—	—	(1)	—	(37)
Unamortized premium	580	239	—	—	—	28	847
Amortized cost	11,804	5,065	—	—	28	697	17,594
Gross unrealized gains	37	7	—	—	1	21	66
Gross unrealized losses	(26)	(14)	—	—	—	(1)	(41)
Total securities remeasured at fair value through earnings	11,815	5,058	—	—	29	717	17,619
Total securities, at fair value	$38,626	$13,675	$37	$7	$29	$717	$53,091
Weighted average coupon as of September 30, 2017	3.65%	3.68%	2.78%	2.50%	6.55%	5.10%	3.67%
Weighted average yield as of September 30, 2017 [1]	2.82%	2.81%	2.01%	3.03%	7.31%	4.61%	2.85%
 ________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 9% based on forward rates as of September 30, 2017.

	December 31, 2016
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$34,244	$10,008	$44	$101	$—	$—	$44,397
Unamortized discount	(43)	(3)	—	—	—	—	(46)
Unamortized premium	1,518	544	—	1	—	—	2,063
Amortized cost	35,719	10,549	44	102	—	—	46,414
Gross unrealized gains	176	48	1	—	—	—	225
Gross unrealized losses	(442)	(179)	—	(1)	—	—	(622)
Total available-for-sale securities, at fair value	35,453	10,418	45	101	—	—	46,017
Securities remeasured at fair value through earnings:
Par value	171	—	—	—	24	157	352
Unamortized discount	(35)	—	—	—	(1)	—	(36)
Unamortized premium	118	14	—	—	—	4	136
Amortized cost	254	14	—	—	23	161	452
Gross unrealized gains	28	3	—	—	—	3	34
Gross unrealized losses	(3)	(1)	—	—	—	—	(4)
Total securities remeasured at fair value through earnings	279	16	—	—	23	164	482
Total securities, at fair value	$35,732	$10,434	$45	$101	$23	$164	$46,499
Weighted average coupon as of December 31, 2016	3.59%	3.67%	2.75%	3.42%	6.55%	5.25%	3.61%
Weighted average yield as of December 31, 2016 [1]	2.77%	2.72%	2.00%	3.27%	7.54%	6.28%	2.77%
 ________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2016.

As of September 30, 2017 and December 31, 2016, our investments in CRT and non-Agency securities had the following credit ratings:

	September 30, 2017			December 31, 2016
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$7	$—	$—	$99	$—
BBB	—	—	29	—	—	23
BB	65	—	—	—	—	—
B	633	—	—	164	2	—
Not Rated	19	—	—	—	—	—
Total	$717	$7	$29	$164	$101	$23
 ________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of September 30, 2017, our CRT securities had floating rate coupons ranging from 3.7% to 7.6%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.3%. As of December 31, 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, referenced to loans originated between 2015 and 2016 with weighted average coupons ranging from 4.0% to 4.2%.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of September 30, 2017 and December 31, 2016, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 9% and 8%, respectively. Our estimates differ materially for different types of securities and thus individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2017 and December 31, 2016 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2017				December 31, 2016
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$2,518	$2,481	3.89%	2.66%	$419	$416	4.33%	2.27%
> 3 years and ≤ 5 years	8,763	8,704	3.35%	2.44%	13,601	13,509	3.38%	2.44%
> 5 years and ≤10 years	40,234	40,453	3.75%	2.94%	30,513	30,979	3.74%	2.89%
> 10 years	1,576	1,568	3.36%	3.07%	1,966	1,962	3.17%	3.27%
Total	$53,091	$53,206	3.68%	2.85%	$46,499	$46,866	3.61%	2.77%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2017 and December 31, 2016 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss	Estimated Fair Value	Unrealized Loss
September 30, 2017	$19,663	$(291)	$1,972	$(65)	$21,635	$(356)
December 31, 2016	$28,397	$(554)	$1,719	$(68)	$30,116	$(622)

We did not recognize any OTTI charges on our investment securities for the nine months ended September 30, 2017 and 2016. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2017 and 2016 by investment classification of accounting (in millions).

	Three Months Ended September 30,
	2017			2016
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(3)	$(6,016)	$(6,019)	$(6,123)	$—	$(6,123)
Proceeds from investment securities sold [1]	2	6,039	6,041	6,184	—	6,184
Net gain (loss) on sale of investment securities	$(1)	$23	$22	$61	$—	$61

Gross gain on sale of investment securities	$—	$28	$28	$62	$—	$62
Gross loss on sale of investment securities	(1)	(5)	(6)	(1)	—	(1)
Net gain (loss) on sale of investment securities	$(1)	$23	$22	$61	$—	$61

	Nine Months Ended September 30,
	2017			2016
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(5,738)	$(8,636)	$(14,374)	$(17,146)	$—	$(17,146)
Proceeds from investment securities sold [1]	5,649	8,678	14,327	17,260	—	17,260
Net gain (loss) on sale of investment securities	$(89)	$42	$(47)	$114	$—	$114

Gross gain on sale of investment securities	$6	$48	$54	$122	$—	$122
Gross loss on sale of investment securities	(95)	(6)	(101)	(8)	—	(8)
Net gain (loss) on sale of investment securities	$(89)	$42	$(47)	$114	$—	$114
  ________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Securitizations and Variable Interest Entities
As of September 30, 2017 and December 31, 2016, we held investments in CMO trusts, which are variable interest entities ("VIEs"). We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized Agency securities with a total fair value and approximate unpaid principal balance of $0.7 billion as of September 30, 2017 and $0.8 billion as of December 31, 2016 and debt with a total fair value and approximate unpaid principal balance of $0.4 billion as of September 30, 2017 and $0.5 billion as of December 31, 2016 in our accompanying consolidated balance sheets. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our involvement with the consolidated trusts is limited to the Agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of September 30, 2017 and December 31, 2016, the fair value of our CMO securities and interest and principal-only securities was $0.9 billion and $1.1 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.2 billion and $1.5 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $149 million and $182 million as of September 30, 2017 and December 31, 2016, respectively.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our borrowing agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2017, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
Repurchase Agreements
As of September 30, 2017 and December 31, 2016, we had $45.5 billion and $37.9 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than 90 days have floating interest rates based on an index plus or minus a fixed spread. Substantially all of our repurchase agreements were used to fund purchases of Agency securities ("Agency repo"). The remainder of our repurchase agreements were used to fund temporary holdings of U.S. Treasury securities ("U.S. Treasury repo").
The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30, 2017			December 31, 2016
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$21,943	1.31%	13	$17,481	0.90%	11
> 1 to ≤ 3 months	12,443	1.27%	59	10,011	0.93%	55
> 3 to ≤ 6 months	4,640	1.34%	137	2,030	1.02%	136
> 6 to ≤ 9 months	791	1.60%	211	1,270	0.98%	214
> 9 to ≤ 12 months	1,111	1.53%	319	1,566	1.08%	299
> 12 to ≤ 24 months	1,552	1.69%	522	1,203	1.28%	538
> 24 to ≤ 36 months	2,100	1.75%	851	1,300	1.36%	865
> 36 to ≤ 48 months	925	1.77%	1,194	2,200	1.32%	1,168
> 48 to < 60 months	—	—	—	625	1.38%	1,506
Total Agency repo	45,505	1.36%	129	37,686	0.98%	187
U.S. Treasury repo:
> 1 day to ≤ 1 month	—	—	—	172	(0.30)%	17
Total	$45,505	1.36%	129	$37,858	0.98%	186
As of September 30, 2017 and December 31, 2016, $1.6 billion and $150 million, respectively, of our Agency repurchase agreements matured overnight and none of our repurchase agreements were due on demand.
Federal Home Loan Bank Advances
As of December 31, 2016, we had $3.0 billion of outstanding secured Federal Home Loan Bank ("FHLB") advances, with a weighted average borrowing rate of 0.73%. Our FHLB advances matured in February 2017, coinciding with the termination of our wholly-owned captive insurance subsidiary's FHLB membership in February 2017 pursuant to the Federal Housing Finance Agency's ("FHFA") final rule on FHLB membership released in January 2016. As a result, we had no outstanding secured FHLB advances as of September 30, 2017.

Debt of Consolidated Variable Interest Entities
As of September 30, 2017 and December 31, 2016, debt of consolidated VIEs, at fair value, was $380 million and $460 million, respectively, and had a weighted average interest rate of LIBOR plus 41 and 36 basis points, respectively, and a principal balance of $372 million and $452 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying Agency RMBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of September 30, 2017 and December 31, 2016 was 5.5 years and 5.8 years, respectively.

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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2017 and December 31, 2016 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2017	December 31, 2016
Interest rate swaps	Derivative assets, at fair value	$67	$321
Swaptions	Derivative assets, at fair value	64	22
TBA securities	Derivative assets, at fair value	23	4
U.S. Treasury futures - short	Derivative assets, at fair value	29	8
Total derivative assets, at fair value		$183	$355

Interest rate swaps	Derivative liabilities, at fair value	$(15)	$(105)
TBA securities	Derivative liabilities, at fair value	(47)	(151)
Total derivative liabilities, at fair value		$(62)	$(256)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$—	$182
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(9,119)	(7,636)
Total U.S. Treasury securities, net at fair value		$(9,119)	$(7,454)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30, 2017				December 31, 2016
Payer Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$19,975	1.27%	1.31%	1.4	$19,775	1.16%	0.92%	1.5
> 3 to ≤ 5 years	7,975	1.78%	1.31%	4.1	7,450	1.62%	0.91%	4.0
> 5 to ≤ 7 years	3,500	1.92%	1.31%	5.7	4,725	1.89%	0.91%	5.9
> 7 to ≤ 10 years	7,225	2.08%	1.31%	8.8	3,325	1.90%	0.91%	9.2
> 10 years	3,475	2.47%	1.31%	13.1	1,900	2.64%	0.91%	13.8
Total	$42,150	1.66%	1.31%	4.5	$37,175	1.48%	0.92%	3.9
   ________________________

1.
As of September 30, 2017 and December 31, 2016, notional amount includes forward starting swaps of $3.4 billion and $0.6 billion, respectively, with an average forward start date of 0.4 and 1.2 years, respectively, and an average maturity of 7.1 and 10.7 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.61% and 1.46% as of September 30, 2017 and December 31, 2016, respectively.

Payer Swaptions	Option			Underlying Payer Swap
Years to Expiration	Cost	Fair Value	Average Months to Expiration	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
September 30, 2017
≤ 1 year	$105	$34	5	$3,850	2.80%	3M	9.3
> 1 year ≤ 2 years	13	10	21	450	2.72%	3M	10.0
> 2 year ≤ 3 years	23	20	32	650	2.80%	3M	10.0
Total	$141	$64	10	$4,950	2.79%	3M	9.4
December 31, 2016
Total ≤ 1 year	$52	$22	6	$1,200	3.06%	3M	8.3

U.S. Treasury Securities	September 30, 2017			December 31, 2016
Maturity	Face Amount Net Long / (Short)	Cost Basis	Net Fair Value	Face Amount Net Long / (Short)	Cost Basis	Net Fair Value
5 years	$(230)	$(229)	$(228)	$(400)	$(404)	$(392)
7 years	(5,344)	(5,320)	(5,302)	(3,056)	(3,041)	(2,930)
10 years	(3,680)	(3,638)	(3,589)	(4,416)	(4,236)	(4,132)
Total U.S. Treasury securities, net	$(9,254)	$(9,187)	$(9,119)	$(7,872)	$(7,681)	$(7,454)

U.S. Treasury Futures	September 30, 2017				December 31, 2016
Maturity	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
5 years	$(730)	$(863)	$(858)	$5	$(730)	$(862)	$(859)	$3
10 years	(2,180)	(2,755)	(2,731)	24	(1,080)	(1,347)	(1,342)	5
Total U.S. Treasury futures	$(2,910)	$(3,618)	$(3,589)	$29	$(1,810)	$(2,209)	$(2,201)	$8
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying U.S. Treasury security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying U.S. Treasury security.

3.	Market value represents the current market value of the U.S. Treasury futures as of period-end.

4.
Net carrying value represents the difference between the fair value and the cost basis of the U.S. Treasury futures as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2017				December 31, 2016
TBA Securities by Coupon	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
15-Year TBA securities:
2.5%	$1,508	$1,520	$1,515	$(5)	$1,853	$1,870	$1,856	$(14)
3.0%	2,930	3,016	3,010	(6)	292	302	300	(2)
3.5%	20	20	21	1	15	16	16	—
Total 15-Year TBA securities	4,458	4,556	4,546	(10)	2,160	2,188	2,172	(16)
30-Year TBA securities:
3.0%	4,317	4,359	4,329	(30)	3,027	3,114	3,007	(107)
3.5%	4,511	4,630	4,646	16	1,209	1,251	1,236	(15)
4.0%	5,362	5,641	5,642	1	4,530	4,769	4,760	(9)
4.5%	230	247	246	(1)	(10)	(10)	(10)	—
Total 30-Year TBA securities, net	14,420	14,877	14,863	(14)	8,756	9,124	8,993	(131)
Total TBA securities, net	$18,878	$19,433	$19,409	$(24)	$10,916	$11,312	$11,165	$(147)

	September 30, 2017				December 31, 2016
TBA Securities by Issuer	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]	Notional Amount - Long (Short) [1]	Cost Basis [2]	Market Value [3]	Net Carrying Value [4]
Fannie Mae	$17,170	$17,684	$17,661	$(23)	$9,881	$10,251	$10,118	$(133)
Freddie Mac	1,708	1,749	1,748	(1)	1,035	1,060	1,047	(13)
Ginnie Mae	—	—	—	—	—	1	—	(1)
Total TBA securities, net	$18,878	$19,433	$19,409	$(24)	$10,916	$11,312	$11,165	$(147)
_____________________

1.	Notional amount represents the par value (or principal balance) of the underlying Agency security.

2.	Cost basis represents the forward price to be paid/(received) for the underlying Agency security.

3.	Market value represents the current market value of the TBA contract (or of the underlying Agency security) as of period-end.

4.
Net carrying value represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2017 and 2016 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]

Three months ended September 30, 2017:
TBA securities, net	$16,867	92,803	(90,792)	$18,878	$158
Interest rate swaps	$40,000	3,550	(1,400)	$42,150	15
Payer swaptions	$4,950	—	—	$4,950	(22)
U.S. Treasury securities - short position	$(7,358)	(5,105)	3,209	$(9,254)	(19)
U.S. Treasury futures contracts - short position	$(2,910)	(2,910)	2,910	$(2,910)	(1)
					$131

Three months ended September 30, 2016:
TBA securities, net	$6,756	37,881	(29,756)	$14,881	$67
Interest rate swaps	$35,125	2,400	(3,375)	$34,150	153
Payer swaptions	$1,050	—	(350)	$700	(1)
U.S. Treasury securities - short position	$(2,930)	(2,696)	270	$(5,356)	14
U.S. Treasury securities - long position	$62	90	(107)	$45	1
U.S. Treasury futures contracts - short position	$(1,960)	(1,960)	1,960	$(1,960)	15
					$249

Nine months ended September 30, 2017:
TBA securities, net	$10,916	185,205	(177,243)	$18,878	$360
Interest rate swaps	$37,175	10,575	(5,600)	$42,150	(157)
Payer swaptions	$1,200	3,750	—	$4,950	(46)
U.S. Treasury securities - short position	$(8,061)	(11,595)	10,402	$(9,254)	(207)
U.S. Treasury securities - long position	$189	304	(493)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(8,430)	7,330	$(2,910)	(29)
					$(78)

Nine months ended September 30, 2016:
TBA securities, net	$7,295	75,906	(68,320)	$14,881	$391
Interest rate swaps	$40,525	5,950	(12,325)	$34,150	(1,208)
Payer swaptions	$2,150	—	(1,450)	$700	(12)
U.S. Treasury securities - short position	$(1,714)	(5,329)	1,687	$(5,356)	(142)
U.S. Treasury securities - long position	$25	495	(475)	$45	7
U.S. Treasury futures contracts - short position	$(1,860)	(5,880)	5,780	$(1,960)	(106)
					$(1,070)
______________________

1.	Amounts above exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 7. Pledged Assets
Our funding agreements require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our derivative contracts similarly require us to fully collateralize our obligations under such agreements, which will vary over time based on similar factors as well as our counterparties' determination of the value of the derivative contract. We are typically required to post initial margin upon execution of derivative transactions, such as under our interest rate swap agreements and TBA contracts, and subsequently post or receive variation margin based on daily fluctuations in fair value. Our prime brokerage agreements, pursuant to which we receive custody and settlement services, and the clearing organizations utilized by our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC, also require that we post minimum daily clearing deposits. If we breach our collateral requirements, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis. Consequently, our funding agreements and derivative contracts expose us to credit risk relating to potential losses that could be recognized in the event that our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses and U.S. government agencies, and we monitor our positions with individual counterparties. In the event of a default by a counterparty, we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
Our International Swaps and Derivatives Association ("ISDA") Master Agreements contain a cross default provision under which a default under certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of September 30, 2017, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of September 30, 2017, our amount at risk with any counterparty related to our repurchase agreements was less than 5% of our stockholders' equity. As of December 31, 2016, our maximum amount at risk with any counterparty related to our repurchase agreements was 5.5%, of our stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity. The following table summarizes certain characteristics of our repurchase agreements outstanding with counterparties representing amounts at risk greater than or equal to 5% of our stockholders' equity as of December 31, 2016 (dollars in millions).

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

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$47,462	$700	$256	$618	$49,036
U.S. Treasury securities - fair value [3]	102	—	71	—	173
Accrued interest on pledged securities	136	2	1	2	141
Restricted cash and cash equivalents	41	—	247	6	294
Total	$47,741	$702	$575	$626	$49,644

	December 31, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$43,005	$818	$275	$865	$44,963
Non-Agency RMBS - fair value	90	—	—	—	90
U.S. Treasury securities - fair value	173	—	—	—	173
Accrued interest on pledged securities	122	3	1	2	128
Restricted cash and cash equivalents	60	—	14	—	74
Total	$43,450	$821	$290	$867	$45,428
______________________

1.	Includes $190 million and $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2017 and December 31, 2016, respectively.

2.	Includes margin for TBAs cleared through prime broker and other clearing deposits.

3.	Includes securities received as collateral from counterparties that were repledged as collateral to counterparties.
As of December 31, 2016, we held $126 million of membership and activity-based stock in the FHLB of Des Moines, which was redeemed in February 2017 with the termination of our captive insurance subsidiary's FHLB membership such that we held no such stock as of September 30, 2017. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets.
The cash and cash equivalents and Agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and Agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2017 and December 31, 2016 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	September 30, 2017			December 31, 2016
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
RMBS:[1,2]
≤ 30 days	$22,638	$22,674	$65	$19,681	$19,863	$56
> 30 and ≤ 60 days	6,013	6,040	17	8,103	8,158	23
> 60 and ≤ 90 days	7,038	7,047	20	4,034	4,070	11
> 90 days	11,773	11,816	34	11,278	11,380	32
Total RMBS	47,462	47,577	136	43,096	43,471	122
U.S. Treasury securities:
> 1 day ≤ 30 days	—	—	—	173	173	—
Total	$47,462	$47,577	$136	$43,269	$43,644	$122
______________________

1.	Includes $190 million and $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2017 and December 31, 2016, respectively.

2.	September 30, 2017 amounts exclude $102 million of U.S. Treasury securities received as collateral from counterparties that were repledged as collateral to counterparties under repurchase agreements.
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
Assets Pledged from Counterparties
As of September 30, 2017 and December 31, 2016, we had assets pledged to us from counterparties as collateral under our reverse repurchase, repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2017				December 31, 2016
Assets Pledged to AGNC	Reverse Repurchase Agreements [1]	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency RMBS - fair value	$—	$—	$—	$—	$—	$—	$14	$14
U.S. Treasury securities - fair value	9,128	—	—	9,128	7,636	—	—	7,636
Cash	—	39	—	39	—	107	—	107
Total	$9,128	$39	$—	$9,167	$7,636	$107	$14	$7,757
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2017 and December 31, 2016 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2017
Interest rate swap and swaption agreements, at fair value [1]	$131	$—	$131	$(11)	$(39)	$81
TBA securities, at fair value	23	—	23	(23)	—	—
Receivable under reverse repurchase agreements	9,226	—	9,226	(8,403)	(823)	—
Total	$9,380	$—	$9,380	$(8,437)	$(862)	$81

December 31, 2016
Interest rate swap and swaption agreements, at fair value [1]	$342	$—	$342	$(80)	$(49)	$213
TBA securities, at fair value	4	—	4	(4)	—	—
Receivable under reverse repurchase agreements	7,716	—	7,716	(6,963)	(753)	—
Total	$8,062	$—	$8,062	$(7,047)	$(802)	$213

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2017
Interest rate swap agreements, at fair value [1]	$15	$—	$15	$(11)	$(4)	$—
TBA securities, at fair value	47	—	47	(23)	(24)	—
Repurchase agreements	45,505	—	45,505	(8,403)	(37,102)	—
Total	$45,567	$—	$45,567	$(8,437)	$(37,130)	$—

December 31, 2016
Interest rate swap agreements, at fair value [1]	$105	$—	$105	$(80)	$(25)	$—
TBA securities, at fair value	151	—	151	(4)	(147)	—
Repurchase agreements and FHLB advances	40,895	—	40,895	(6,963)	(33,932)	—
Total	$41,151	$—	$41,151	$(7,047)	$(34,104)	$—
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
We review third party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities, and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from third party pricing sources, we will exclude third party prices for securities from our estimation of fair value if we determine (based on our validation procedures and our market knowledge and expertise) that the price is significantly different from what observable market data would indicate and we cannot obtain an understanding from the third party source as to the significant inputs used to determine the price.
The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between valuation hierarchy levels during the three and nine months ended September 30, 2017. The three levels of valuation hierarchy are defined as follows:

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

The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2017 and December 31, 2016 (in millions):

	September 30, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$51,638	$—	$—	$45,393	$—
Agency securities transferred to consolidated VIEs	—	700	—	—	818	—
Credit risk transfer securities	—	717	—	—	164	—
Non-Agency securities	—	36	—	—	124	—
U.S. Treasury securities	—	—	—	182	—	—
REIT equity securities	4	—	—	—	—	—
Interest rate swaps	—	67	—	—	321	—
Swaptions	—	64	—	—	22	—
TBA securities	—	23	—	—	4	—
U.S. Treasury futures	29	—	—	8	—	—
Total	$33	$53,245	$—	$190	$46,846	$—
Liabilities:
Debt of consolidated VIEs	$—	$380	$—	$—	$460	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	9,119	—	—	7,636	—	—
Interest rate swaps	—	15	—	—	105	—
TBA securities	—	47	—	—	151	—
Total	$9,119	$442	$—	$7,636	$716	$—
We elected the option to account for debt of consolidated VIEs at fair value with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated Agency securities and consolidated debt are presented in a consistent manner, at fair value, on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on the difference between the fair value of the RMBS transferred to consolidated VIEs and the fair value of our retained interests, each of which is based on valuations obtained from third-party pricing services and non-binding dealer quotes derived from common market pricing methods using "Level 2" inputs, and are more observable than using inputs to estimate the fair value of the consolidated debt on a stand-alone basis.
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables and borrowings under repurchase agreements and FHLB advances, which are presented in our consolidated financial statements at cost. The cost basis of these instruments is determined to approximate fair value due to their short duration or, in the case of longer-term repo, due to floating rates of interest based on an index plus or minus a fixed spread which is consistent with fixed spreads demanded in the market. We estimate the fair value of these instruments using "Level 1" or "Level 2" inputs.

Note 9. Net Income (Loss) Per Common Share

Basic net income (loss) per common share includes no dilution and is computed by dividing net income or (loss) applicable to common stock by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per common share includes the impact of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares outstanding include unvested restricted stock units and performance share units granted under our long-term incentive program to employees and non-employee Board of Directors. The following table presents the computations of basic and diluted income (loss) per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Weighted average number of common shares outstanding - basic	364.7	331.0	347.5	332.1
Unvested restricted stock units and performance share units	0.2	—	0.1	—
Weighted average number of common shares outstanding - diluted	364.9	331.0	347.6	332.1
Net income (loss) available (attributable) to common stockholders	$271	$504	$357	$(417)
Net income (loss) per common share - basic and diluted	$0.74	$1.52	$1.03	$(1.26)

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2017, 6.9 million shares were designated as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock"), 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 13,800 shares were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). The Series B Preferred Stock is represented by Series B depositary shares of 1/1000 interest in a share of Series B Preferred Stock, and the Series C Preferred Stock is represented by Series C depositary shares of 1/1000 interest in a share of Series C Preferred Stock. As of December 31, 2016, we had 6.9 million shares of Series A Preferred Stock and 7,000 shares of Series B Preferred Stock (representing 7.0 million depositary shares) outstanding. In August 2017, we issued 13,000 shares of Series C Preferred Stock in a public offering of 13.0 million Series C depositary shares at a price of $25 per depositary share for net proceeds of $315 million, after deducting underwriting discounts and estimated offering expenses. In September 2017, we redeemed all of our issued and outstanding shares of Series A Preferred Stock for $173 million (or $25 per share liquidation preference), plus accrued and unpaid dividends, and, in October of 2017, we filed a Certificate of Elimination of our Series A Preferred Stock with the Secretary of State of the State of Delaware, which eliminated the designation of Series A Preferred Stock from our amended and restated certificate of incorporation. As of September 30, 2017, we had 7,000 shares of Series B Preferred Stock (represented by 7.0 million Series B depositary shares) and 13,000 shares of Series C Preferred Stock (represented by 13.0 million Series C depositary shares) outstanding and 9,980,000 of authorized but unissued shares of preferred stock.
Prior to the September 2017 redemption, holders of Series A Preferred Stock were entitled to receive cumulative cash dividends at a rate of 8.000% per annum of their $25.00 per share liquidation preference. Holders of depository shares underlying our Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of their $25.00 per depositary share liquidation preference. Holders of depositary shares underlying our Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum up to, and including, October 14, 2022 and thereafter at a floating rate equal to three-month LIBOR plus a spread of 5.111% per annum of their $25.00 per depositary share liquidation preference. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2017, we had declared all required quarterly dividends on our preferred stock.
Our preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Our preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with each other. Under certain circumstances upon a change of control, our preferred stock is convertible to shares of our common stock. Holders of our preferred stock and depository shares underlying our preferred stock have no voting rights, except under limited conditions. Beginning on May 8, 2019 and October 15, 2022, depository shares underlying our Series B and C Preferred Stock, respectively, will be redeemable at $25.00 per depositary share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option. We may redeem shares of our preferred stock prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for federal income tax purposes.
Common Stock Offerings
In September 2017, we completed a public offering in which 28.2 million shares of our common stock were sold to the underwriters for proceeds of $577 million, or $20.47 per common share, net of estimated offering costs. In May 2017, we completed a public offering in which 24.5 million shares of our common stock were sold to the underwriters for proceeds of $503 million, or $20.51 per common share, net of offering costs.

At-the-Market Offering Program
In February 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $750 million of shares of our common stock. During the three and nine months ended September 30, 2017, we sold 7.6 million shares of our common stock under the sales agreements for proceeds of $159 million, or $20.96 per common share, net of estimated offering costs. As of September 30, 2017, $589 million of shares of our common stock remain available for issuance under this program.
Common Stock Repurchase Program
In October 2012, our Board of Directors adopted a program that provided for stock repurchases, which, as amended, authorized repurchases of our common stock up to $2 billion through December 31, 2016. In October 2016, our Board of Directors terminated the existing stock repurchase program and replaced it with a new stock repurchase authorization. Under the new stock repurchase program we are authorized to repurchase up to $1 billion of our outstanding shares of common stock through December 31, 2017.
During the nine months ended September 30, 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89, including expenses, totaling $116 million. We did not repurchase shares of our common stock during the nine months ended September 30, 2017. As of September 30, 2017, the total remaining amount authorized for repurchases of our common stock was $1 billion.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2017 and 2016 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of June 30, 2017	$(211)	$—	$(211)
OCI before reclassifications	70	—	70
Amounts reclassified from accumulated OCI	1	—	1
Balance as of September 30, 2017	$(140)	$—	$(140)

Balance as of June 30, 2016	$1,108	$(8)	$1,100
OCI before reclassifications	(36)	—	(36)
Amounts reclassified from accumulated OCI	(61)	7	(54)
Balance as of September 30, 2016	$1,011	$(1)	$1,010

Balance as of December 31, 2016	$(397)	$—	$(397)
OCI before reclassifications	168	—	168
Amounts reclassified from accumulated OCI	89	—	89
Balance as of September 30, 2017	$(140)	$—	$(140)

Balance as of December 31, 2015	$(27)	$(39)	$(66)
OCI before reclassifications	1,152	—	1,152
Amounts reclassified from accumulated OCI	(114)	38	(76)
Balance as of September 30, 2016	$1,011	$(1)	$1,010

The following table summarizes reclassifications out of accumulated OCI for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2017	2016
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$1	$(61)	Realized gain (loss) on sale of investment securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	7	Interest expense
Total reclassifications	$1	$(54)

	Nine Months Ended September 30,		Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2017	2016
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$89	$(114)	Realized gain (loss) on sale of investment securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	38	Interest expense
Total reclassifications	$89	$(76)

Note 11. Subsequent Events
On October 12, 2017, our Board of Directors declared a monthly dividend of $0.18 per common share, payable on November 9, 2017 to common stockholders of record as of October 31, 2017.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2017. Our MD&A is presented in six sections:

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
We operate so as to qualify to be taxed as a REIT under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As such, we are required to distribute annually 90% of our taxable income. As long as we qualify as a REIT, we will generally not be subject to U.S. federal or state corporate taxes on our taxable income to the extent that we distribute all of our taxable income to our stockholders in a timely manner. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent tax year.
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
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and net book value (also referred to as "net asset value" or "NAV") accretion. We generate income from the interest earned on our investment assets, net of associated borrowing and hedging activities, and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements ("repo").
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
Our Risk Management Strategy
We use a variety of strategies to reduce our exposure to market risks, including interest rate, prepayment, extension, liquidity and credit risks. Our investment strategies incorporate our assessment of these risks, the cost of the hedging transactions and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net asset value from "spread risk" (also referred to as "basis risk"), which is the risk that the yield differential between our investments and our hedges fluctuates. In addition, while we use interest rate swaps and other supplemental hedges to attempt to protect our net asset value against moves in interest rates, we may not hedge certain interest rate, prepayment, extension or other market risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status.
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

Trends and Recent Market Impacts
The fixed income markets were relatively stable throughout the first three quarters of 2017 as interest rate volatility remained extremely low. In this environment, investors continued to favor higher risk assets, as evidenced by the strong performance of U.S. equities and the tightening in spreads associated with a wide range of credit-sensitive fixed income assets. In contrast, the spread between Agency RMBS and other hedge instruments such as U.S. Treasuries and swaps widened throughout much of the period until the Federal Reserve (the "Fed") announced on September 20, 2017 that, commencing in October 2017, it will begin to taper its reinvestment of proceeds from its bond portfolio. Following the Fed's announcement, Agency RMBS spreads tightened meaningfully, outperforming interest rate hedges, benefiting our net asset value and confirming our thesis that the Agency RMBS market had already priced in much of the reduced Fed support.
The strong performance of Agency RMBS, combined with the accretive impact of common equity raises, increased our tangible net book value to $19.78 per common share as of September 30, 2017, from $19.25 per common share as of June 30, 2017, an increase of 2.8% for the quarter. Year-to-date, through September 30, 2017, our tangible net book value improved 1.4%, from $19.50 per common share as of December 31, 2016. Including $1.62 of dividends paid per common share, the economic return on our tangible common equity was 9.7% for the first three quarters of the year.
The yield curve flattened during the first three quarters of 2017, as the Fed continued to gradually increase short term interest rates by raising the federal funds rate by 50 basis points. Over the same period, the 10-year yield on the U.S. Treasury declined by 10 basis points, causing the yield curve to flatten and contributing to a modest compression of our net interest margin. Inclusive of our TBA position and excluding "catch-up" premium amortization cost due to changes in our constant prepayment rate forecasts, the net interest margin between our assets and our cost of funds decreased to 1.41% during the third quarter of 2017, from 1.45% during the fourth quarter of 2016.
The funding landscape for Agency RMBS has remained favorable throughout the year in terms of relative interest rate levels and funding capacity. Our aggregate cost-of-funds, which includes the implied funding cost on our TBA position and the cost on our interest rate swaps, increased 31 basis points to 1.46% as of September 30, 2017, from 1.15% as of December 31, 2016. The average rate on our repurchase agreements increased 38 basis points to 1.36% as of September 30, 2017, from 0.98% as of December 31, 2016, while implied funding costs in the TBA dollar roll market remained favorable at 15 to 25 basis points below comparable repo rates. Favorable implied funding levels and stable prepayment expectations led us to maintain a sizable TBA position throughout much of the period. Our cost of funds also benefited from a 39 basis point increase in the average receive rate on our pay-fixed receive-variable interest rate swaps over the first three quarters of the year, which was partly offset by higher costs associated with an increase in our swap portfolio in conjunction with our larger asset balance and an increase in the average maturity of our swap portfolio to 4.5 years as of September 30, 2017, from 3.9 years as of December 31, 2016. In addition, we achieved a greater diversity of funding and benefited from more favorable terms than traditional levels by shifting a larger portion our repo funding and TBA clearing through our captive broker-dealer subsidiary, Bethesda Securities, LLC, or "BES”. As of September 30, 2017, our repo funding transacted through BES totaled 30%, up significantly from 12% as of December 31, 2016.
As of September 30, 2017, our "at risk" leverage was 8.0x our tangible equity, up from 7.7x as of December 31, 2016. Additional Agency RMBS spread widening and ongoing favorable funding dynamics, could provide attractive investment opportunities and serve as a catalyst for us to further increase leverage.
As of September 30, 2017, our interest rate hedges equaled 92% of our funding liabilities and net TBA position, up slightly from 90% as of December 31, 2016. We believe operating at this level provides us a significant amount of protection against net asset value fluctuations due to interest rate changes. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was 0.4 years as of September 30, 2017, down from 1.3 years as of December 31, 2016. The reduction in our net duration gap is a result of our larger hedge position and the overall decline in interest rates during the first three quarters of the year.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2016	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Sept. 30, 2017 vs June 30, 2017		Sept. 30, 2017 vs Dec. 31, 2016
LIBOR:
1-Month	0.53%	0.77%	0.98%	1.22%	1.23%	+0.01	bps	+0.46	bps
3-Month	0.85%	1.00%	1.15%	1.30%	1.33%	+0.03	bps	+0.33	bps
6-Month	1.24%	1.31%	1.42%	1.45%	1.51%	+0.06	bps	+0.20	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.76%	1.20%	1.26%	1.38%	1.48%	+0.10	bps	+0.28	bps
3-Year U.S. Treasury	0.87%	1.46%	1.50%	1.55%	1.61%	+0.06	bps	+0.15	bps
5-Year U.S. Treasury	1.15%	1.92%	1.93%	1.89%	1.93%	+0.04	bps	+0.01	bps
10-Year U.S. Treasury	1.61%	2.43%	2.39%	2.30%	2.33%	+0.03	bps	-0.10	bps
30-Year U.S. Treasury	2.33%	3.05%	3.02%	2.84%	2.86%	+0.02	bps	-0.19	bps
Interest Rate Swap Rate:
2-Year Swap	1.01%	1.46%	1.62%	1.61%	1.73%	+0.12	bps	+0.27	bps
3-Year Swap	1.07%	1.68%	1.81%	1.74%	1.84%	+0.10	bps	+0.16	bps
5-Year Swap	1.18%	1.96%	2.06%	1.95%	2.00%	+0.05	bps	+0.04	bps
10-Year Swap	1.46%	2.32%	2.39%	2.27%	2.28%	+0.01	bps	-0.04	bps
30-Year Swap	1.78%	2.57%	2.65%	2.53%	2.52%	-0.01	bps	-0.05	bps
30-Year Fixed Rate Agency Price:
3.0%	$103.95	$99.38	$99.15	$99.88	$100.33	+$0.45		+$0.95
3.5%	$105.53	$102.50	$102.29	$102.70	$103.09	+$0.39		+$0.59
4.0%	$107.41	$105.13	$104.90	$105.12	$105.27	+$0.15		+$0.14
4.5%	$109.52	$107.51	$107.24	$107.27	$107.33	+$0.06		-$0.18
15-Year Fixed Rate Agency Price:
2.5%	$103.56	$100.20	$100.03	$100.53	$100.69	+$0.16		+$0.49
3.0%	$104.99	$102.62	$102.51	$102.64	$102.75	+$0.11		+$0.13
3.5%	$105.41	$104.17	$104.06	$104.06	$104.14	+$0.08		-$0.03
4.0%	$103.73	$102.69	$103.29	$103.44	$103.13	-$0.31		+$0.44
_______________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of September 30, 2017 and December 31, 2016, our investment portfolio consisted of $53.1 billion and $46.5 billion of investment securities, at fair value, respectively, and $19.4 billion and $11.2 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30, 2017				December 31, 2016
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$9,920	$9,987	3.32%	14%	$12,794	$12,867	3.26%	22%
15-year TBA securities	4,556	4,546	2.83%	6%	2,188	2,172	2.57%	4%
Total ≤ 15-year	14,476	14,533	3.17%	20%	14,982	15,039	3.16%	26%
20-year RMBS	700	720	3.48%	1%	801	817	3.49%	1%
30-year:
30-year RMBS	40,655	40,397	3.67%	56%	31,553	31,052	3.63%	54%
30-year TBA securities	14,878	14,863	3.55%	20%	9,124	8,993	3.58%	16%
Total 30-year	55,533	55,260	3.64%	76%	40,677	40,045	3.62%	70%
Total fixed rate Agency RMBS and TBA securities	70,709	70,513	3.54%	97%	56,460	55,901	3.49%	97%
Adjustable rate Agency RMBS	304	311	2.94%	1%	371	379	2.96%	1%
CMO Agency RMBS:
CMO	669	677	3.43%	1%	796	801	3.41%	2%
Interest-only strips	107	123	4.64%	—%	132	151	5.03%	—%
Principal-only strips	117	123	—%	—%	136	144	—%	—%
Total CMO Agency RMBS	893	923	3.70%	1%	1,064	1,096	3.89%	2%
Total Agency RMBS and TBA securities	71,906	71,747	3.54%	99%	57,895	57,376	3.50%	100%
Non-Agency RMBS	8	7	2.50%	—%	102	101	3.42%	—%
CMBS	28	29	6.55%	—%	23	23	6.55%	—%
CRT	697	717	5.10%	1%	161	164	5.25%	—%
Total investment portfolio	$72,639	$72,500	3.56%	100%	$58,181	$57,664	3.51%	100%
_______________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recognized as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2017 and December 31, 2016, our TBA positions had a net carrying value of $(24) million and $(147) million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of September 30, 2017 and December 31, 2016, the weighted average yield on our investment securities (excluding TBA securities) was 2.85% and 2.77%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of September 30, 2017 and December 31, 2016 (dollars in millions):

	September 30, 2017
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$3,261	$3,294	$3,289	31%	101.2%	2.98%	2.13%	60	9%
3.0%	5,550	5,708	5,706	36%	102.8%	3.49%	2.18%	59	10%
3.5%	2,858	2,952	2,989	89%	103.3%	3.95%	2.49%	69	11%
4.0%	2,191	2,277	2,302	89%	103.9%	4.40%	2.68%	81	12%
4.5%	231	241	243	98%	104.4%	4.87%	3.02%	85	12%
≥ 5.0%	3	4	4	20%	103.2%	6.64%	4.64%	121	14%
Total ≤ 15-year	14,094	14,476	14,533	55%	103.0%	3.78%	2.40%	68	11%
20-year
≤ 3.0%	202	201	207	31%	99.4%	3.55%	3.10%	52	9%
3.5%	382	386	398	75%	102.1%	4.05%	3.00%	55	11%
4.0%	48	50	51	51%	104.2%	4.55%	2.95%	73	12%
4.5%	57	61	62	99%	106.5%	4.89%	2.95%	82	11%
≥ 5.0%	2	2	2	—%	106.0%	5.93%	3.33%	113	17%
Total 20-year:	691	700	720	62%	101.8%	4.02%	3.02%	58	11%
30-year:
3.0%	7,671	7,720	7,709	1%	100.2%	3.58%	2.96%	40	6%
3.5%	24,566	25,626	25,431	51%	104.7%	4.04%	2.84%	32	7%
4.0%	19,322	20,553	20,466	49%	106.8%	4.49%	2.94%	33	9%
4.5%	1,317	1,415	1,431	71%	107.4%	4.97%	3.24%	76	9%
5.0%	102	109	112	65%	106.6%	5.45%	3.70%	113	11%
≥ 5.5%	100	110	111	36%	109.8%	6.19%	3.35%	131	14%
Total 30-year	53,078	55,533	55,260	44%	105.2%	4.20%	2.90%	35	8%
Total fixed rate	$67,863	$70,709	$70,513	47%	104.7%	4.12%	2.80%	41	8%
_______________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $106,000 for 15-year and 30-year securities, respectively, as of September 30, 2017.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 114% and 136% for 15-year and 30-year securities, respectively, as of September 30, 2017.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of September 30, 2017.

	December 31, 2016
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,877	$4,945	$4,912	26%	101.7%	2.96%	2.05%	50	9%
3.0%	3,460	3,561	3,561	73%	102.9%	3.50%	2.20%	55	9%
3.5%	3,294	3,408	3,450	90%	103.4%	3.95%	2.50%	63	10%
4.0%	2,655	2,766	2,810	89%	104.2%	4.40%	2.69%	72	11%
4.5%	285	298	302	98%	104.6%	4.87%	3.03%	76	11%
≥ 5.0%	4	4	4	22%	103.3%	6.63%	4.65%	112	13%
Total ≤ 15-year	14,575	14,982	15,039	65%	103.1%	3.72%	2.37%	60	10%
20-year
≤ 3.0%	225	223	228	31%	99.4%	3.55%	3.10%	43	8%
3.5%	436	445	454	75%	102.2%	4.06%	3.01%	46	10%
4.0%	54	57	58	50%	104.4%	4.54%	2.97%	64	10%
4.5%	68	73	74	99%	106.7%	4.90%	2.99%	73	11%
≥ 5.0%	3	3	3	—%	106.3%	5.94%	3.33%	104	17%
Total 20-year:	786	801	817	63%	101.9%	4.03%	3.03%	49	10%
30-year:
≤ 3.0%	7,390	7,482	7,357	2%	100.1%	3.57%	2.97%	26	6%
3.5%	16,365	17,227	16,849	72%	105.4%	4.07%	2.75%	38	7%
4.0%	13,464	14,368	14,224	61%	107.4%	4.51%	2.92%	45	7%
4.5%	1,246	1,341	1,352	87%	107.6%	4.97%	3.30%	67	8%
5.0%	119	127	130	65%	106.8%	5.45%	3.73%	104	10%
≥ 5.5%	120	132	133	38%	110.0%	6.20%	3.40%	122	14%
Total 30-year	38,704	40,677	40,045	56%	105.4%	4.19%	2.86%	40	7%
Total fixed rate	$54,065	$56,460	$55,901	58%	104.6%	4.05%	2.73%	46	8%
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

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2016.
As of September 30, 2017 and December 31, 2016, our investments in CRT and non-Agency securities had the following credit ratings:

	September 30, 2017			December 31, 2016
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$7	$—	$—	$99	$—
BBB	—	—	29	—	—	23
BB	65	—	—	—	—	—
B	633	—	—	164	2	—
Not Rated	19	—	—	—	—	—
Total	$717	$7	$29	$164	$101	$23
 ________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of September 30, 2017, our CRT securities had floating rate coupons ranging from 3.7% to 7.6%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.3%. As of December 31, 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, referenced to loans originated between 2015 and 2016 with weighted average coupons ranging from 4.0% to 4.2%.

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

Specifically, in the case of "adjusted net interest and dollar roll income," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements in such measure and in "adjusted net interest expense" is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and it is more indicative of our total cost of funds than interest expense alone. In the case of "net spread and dollar roll income, excluding 'catch-up' premium amortization," we believe the exclusion of "catch-up" adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. We also believe the exclusion of issuance costs of redeemed preferred stock reported as a reduction to net income available to common stockholders under GAAP and transactions costs associated with our acquisition of AMM reported in general, administrative and other expense under GAAP is meaningful as they represent non-recurring transaction costs and are not representative of our ongoing operating costs. In the case of estimated taxable income, we believe it is meaningful information because it directly relates to the amount of dividends we are required to distribute in order to maintain our REIT qualification status.

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
Item 6. Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2017 and December 31, 2016 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2017 and 2016 (in millions, except per share amounts):

($ in millions, except per share amounts)
Balance Sheet Data	September 30, 2017	December 31, 2016
Investment securities, at fair value	$53,091	$46,499
Total assets	$65,490	$56,880
Repurchase agreements, Federal Home Loan Bank advances and other debt	$45,885	$41,355
Total liabilities	$56,699	$49,524
Total stockholders' equity	$8,791	$7,356
Net asset value per common share [1]	$21.19	$21.17
Tangible net asset value per common share [2]	$19.78	$19.50

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data	2017	2016	2017	2016
Interest income	$318	$315	$907	$928
Interest expense	140	96	350	296
Net interest income	178	219	557	632
Other gain (loss), net	125	307	(121)	(940)
Operating expenses	17	15	50	88
Net income (loss)	286	511	386	(396)
Dividend on preferred stock	9	7	23	21
Issuance costs of redeemed preferred stock	6	—	6	—
Net income (loss) available (attributable) to common stockholders	$271	$504	$357	$(417)

Net income (loss)	$286	$511	$386	$(396)
Other comprehensive income (loss)	90	(90)	257	1,076
Comprehensive income	376	421	643	680
Dividend on preferred stock	9	7	23	21
Issuance costs of redeemed preferred stock	6	—	6	—
Comprehensive income available to common stockholders	$361	$414	$614	$659

Weighted average number of common shares outstanding - basic	364.7	331.0	347.5	332.1
Weighted average number of common shares outstanding - diluted	364.9	331.0	347.6	332.1
Net income (loss) per common share - basic and diluted	$0.74	$1.52	$1.03	$(1.26)
Comprehensive income per common share - basic and diluted	$0.99	$1.25	$1.77	$1.98
Dividends declared per common share	$0.54	$0.56	$1.62	$1.76

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (unaudited) *	2017	2016	2017	2016
Average investment securities - at par	$44,672	$46,372	$42,959	$48,201
Average investment securities - at cost	$46,808	$48,548	$44,977	$50,388
Average net TBA portfolio - at cost	$18,616	$10,748	$16,355	$9,050
Average total assets - at fair value	$58,848	$57,088	$55,902	$57,361
Average mortgage borrowings outstanding [3]	$41,406	$44,401	$39,859	$45,753
Average stockholders' equity [4]	$8,134	$7,803	$7,695	$7,785
Average coupon [5]	3.72%	3.65%	3.69%	3.64%
Average asset yield [6]	2.72%	2.60%	2.69%	2.46%
Average cost of funds [7]	(1.59)%	(1.32)%	(1.53)%	(1.47)%
Average net interest rate spread	1.13%	1.28%	1.16%	0.99%
Average net interest rate spread, including TBA dollar roll income [8]	1.34%	1.42%	1.43%	1.18%
Average coupon (as of period end)	3.67%	3.64%	3.67%	3.64%
Average asset yield (as of period end)	2.85%	2.68%	2.85%	2.68%
Average cost of funds (as of period end) [9]	(1.61)%	(1.30)%	(1.61)%	(1.30)%
Average net interest rate spread (as of period end)	1.24%	1.38%	1.24%	1.38%
Economic return on common equity - unannualized [10]	4.5%	5.6%	7.7%	9.2%
Economic return on tangible common equity - unannualized [11]	5.6%	N/A	9.7%	N/A
Average "at risk" leverage [12]	7.4:1	7.1:1	7.3:1	7.1:1
Average tangible net book value "at risk" leverage [14]	7.9:1	7.6:1	7.9:1	7.3:1
"At risk" leverage (as of period end) [13]	7.6:1	7.2:1	7.6:1	7.2:1
Tangible net book value "at risk" leverage (as of period end) [14]	8.0:1	7.7:1	8.0:1	7.7:1
Expenses % of average total assets	0.12%	0.10%	0.12%	0.20%
Expenses % of average assets, including average net TBA position	0.09%	0.09%	0.09%	0.18%
Expenses % of average stockholders' equity	0.84%	0.76%	0.87%	1.51%
_______________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records. All percentages are annualized, unless otherwise noted.
N/A - Not applicable

1.	Net asset value per common share is calculated as our total stockholders' equity, less our preferred stock liquidation preference, divided by our number of common shares outstanding as of period end.

2.	Tangible net asset value per common share excludes goodwill and other intangible assets, net.

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

12.
Average "at risk" leverage is calculated by dividing the sum of our daily weighted average mortgage borrowings and net TBA position (at cost) outstanding for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

13.
"At risk" leverage as of period end is calculated by dividing the sum of our mortgage borrowings outstanding, our receivable/payable for unsettled investment securities and our net TBA position outstanding as of period end (at cost) by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

14.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage, with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

Interest Income and Asset Yield
The following table summarizes our interest income for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Cash/coupon interest income	$415	3.72%	$425	3.65%	$1,189	3.69%	$1,322	3.64%
Net premium amortization	(97)	(1.00)%	(110)	(1.05)%	(282)	(1.00)%	(394)	(1.18)%
Interest income	$318	2.72%	$315	2.60%	$907	2.69%	$928	2.46%
Weighted average actual portfolio CPR for securities held during the period	12.1%		14.3%		11.2%		11.7%
Weighted average projected CPR for the remaining life of securities held as of period end	8.5%		10.6%		8.5%		10.6%
Average 30-year fixed rate mortgage rate as of period end [1]	3.83%		3.42%		3.83%		3.42%
10-year U.S. Treasury rate as of period end	2.33%		1.61%		2.33%		1.61%
 _______________________

1.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our interest income are the size of our average investment portfolio and the yield on our investments. The following is a summary of the estimated impact of each of these elements on the increase / (decrease) in interest income for the three and nine months ended September 30, 2017 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Periods ended September 30, 2017 vs. September 30, 2016
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended	$3	$(11)	$14
Nine months ended	$(21)	$(100)	$79

The size of our average investment portfolio decreased in par value relative to the prior year period by 4% and 11% for the three and nine months ended September 30, 2017, respectively, due to a relative shift of our investment portfolio to TBA contracts recognized as derivative assets / (liabilities) on our consolidated financial statements, which was partly offset by an overall increase in our investment portfolio as a function of new equity issuances during 2017.
Our average asset yield increased to 2.72% and 2.69% for the three and nine months ended September 30, 2017, respectively, compared to 2.60% and 2.46%, respectively, for the prior year period. Our average asset yield includes "catch-up" premium amortization cost due to changes in CPR forecasts of $12 million and $34 million for the three and nine months ended September 30, 2017, respectively, compared to $8 million and $95 million, respectively, for the prior year period. Excluding "catch-up" premium amortization cost, our average asset yield increased to 2.82% and 2.79% for the three and nine months ended September 30, 2017, respectively, compared to 2.66% and 2.70%, respectively, for the prior year period, largely due to the combination of changes in asset composition and higher yields on new asset purchases.
Leverage
Our primary measure of leverage is our tangible net book value "at risk" leverage ratio. Tangible net book value "at risk" leverage is measured as the sum of our mortgage borrowings (consisting of repurchase agreements used to fund our investment securities ("Agency repo"), debt of consolidated VIEs and FHLB advances), net TBA position (at cost) and our net receivable /payable for unsettled investment securities divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible assets related to our acquisition of AMM on July 1, 2016.
We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency securities has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA securities and dollar roll transactions). Repurchase agreements used to fund short-term investments in U.S.

Treasury securities ("U.S. Treasury repo") are excluded from our measure of leverage due to the temporary and highly liquid nature of these investments.
Our tangible net book value "at risk" leverage was 8.0x and 7.7x as of September 30, 2017 and December 31, 2016, respectively. The table below presents our average and quarter-end mortgage borrowings, net TBA position and leverage ratios for the periods listed below (dollars in millions):

	Mortgage Borrowings [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Average "At Risk" Leverage during the Period [4]	Tangible Net Book Value "At Risk" Leverage as of Period End [3]	"At Risk" Leverage as of Period End [5]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2017	$41,406	$47,442	$45,885	$18,616	$19,433	7.9:1	7.4:1	8.0:1	7.6:1
June 30, 2017	$38,945	$40,112	$39,463	$16,931	$17,283	8.0:1	7.4:1	8.1:1	7.5:1
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.8:1	7.2:1	8.0:1	7.4:1
December 31, 2016	$41,031	$42,157	$41,183	$14,141	$11,312	7.8:1	7.3:1	7.7:1	7.1:1
September 30, 2016	$44,401	$46,555	$41,154	$10,748	$15,540	7.6:1	7.1:1	7.7:1	7.2:1
June 30, 2016	$46,948	$48,875	$45,502	$8,238	$6,975	N/A	7.2:1	N/A	7.2:1
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	N/A	7.0:1	N/A	7.3:1
_______________________

1.	Mortgage borrowings includes Agency repo, FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

4.
Average "at risk" leverage during the period was calculated by dividing the sum of our daily weighted average mortgage borrowings and net TBA position (at cost) outstanding during the period by the sum of our average month-ended stockholders' equity less our average investment in REIT equity securities for the period.

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

Interest Expense and Cost of Funds
Our interest expense is comprised of interest expense on Agency repo agreements and other mortgage borrowings. During 2016, interest expense also includes the reclassification of accumulated OCI into interest expense related to previously de-designated interest rate swaps.
Our "adjusted net interest expense," also referred to as our "cost of funds" when stated as a percentage of our mortgage borrowings outstanding, includes periodic interest costs on our interest rate swaps reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our cost of funds does not include swap termination fees paid or received, forward starting swaps or the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions. Our cost of funds also does not include the implied financing cost of our net TBA dollar roll position, although it includes interest rate swap hedge costs related to our TBA dollar roll funded assets.
Our average cost of funds was 1.59% and 1.53% of our average mortgage borrowings for the three and nine months ended September 30, 2017, respectively, compared to 1.32% and 1.47% for the prior year period, respectively. The table below presents a reconciliation of our interest expense (the most comparable GAAP financial measure) to our adjusted net interest expense and cost of funds (non-GAAP financial measures) for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2017		2016		2017		2016
Adjusted Net Interest Expense and Cost of Funds	Amount	% [1]	Amount	% [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Interest expense on mortgage borrowings	$140	1.34%	$89	0.80%	$350	1.17%	$258	0.75%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	—%	7	0.06%	—	—%	38	0.11%
Total interest expense	140	1.34%	96	0.86%	350	1.17%	296	0.86%
Periodic interest costs of interest rate swaps reported in gain (loss) on derivative instruments and other securities, net	26	0.25%	51	0.47%	106	0.36%	209	0.60%
Total adjusted net interest expense and cost of funds	$166	1.59%	$147	1.32%	$456	1.53%	$505	1.47%
 _______________________

1.	Percent of our average mortgage borrowings outstanding for the period annualized.

The principal elements impacting our adjusted net interest expense are the size of our average mortgage borrowings and interest rate swap portfolio (excluding forward starting swaps) outstanding during the period, the average interest rate on our borrowings and the average net interest rate paid/received on our interest rate swaps. The following is a summary of the estimated impact of these elements on our adjusted net interest expense for the three and nine months ended September 30, 2017, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Adjusted Net Interest Expense
Periods ended September 30, 2017 vs. September 30, 2016
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Interest expense on mortgage borrowings	$51	$(6)	$57
Periodic interest rate swap costs	(32)	11	(43)
Total change in adjusted net interest expense	$19	$5	$14

Nine months ended:
Interest expense on mortgage borrowings	$92	$(33)	$125
Periodic interest rate swap costs	(141)	22	(163)
Total change in adjusted net interest expense	$(49)	$(11)	$(38)

The average interest rate on our mortgage borrowings increased for the current year periods largely due to increases in the federal funds rate, which were partly offset by the benefit of shifting a larger portion of our total Agency repo funding through our captive broker-dealer subsidiary. The size of our total average borrowings outstanding decreased compared to the prior year periods due to the relative shift from Agency RMBS to TBA holdings, which was partly offset by a larger asset base as a function of new equity issuances during 2017 and modestly higher leverage. The decrease in our periodic swap cost was primarily due to an increase in the floating rate received on our pay-fixed receive-floating interest rate swaps. The size of our interest rate swap portfolio increased relative to our mortgage borrowings as a function of our larger TBA dollar roll position.

The table below presents a summary of our average mortgage borrowings and our average interest rates swaps outstanding, excluding forward starting swaps, for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps Outstanding (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2017	2016	2017	2016
Average mortgage borrowings	$41,406	$44,401	$39,859	$45,753
Average notional amount of interest rate swaps (excluding forward starting swaps)	$38,013	$31,839	$36,785	$33,790
Average ratio of interest rate swaps to mortgage borrowings	92%	72%	92%	74%

Average pay rate	1.56%	1.45%	1.52%	1.60%
Average receive rate	(1.29)%	(0.73)%	(1.13)%	(0.63)%
Average net pay/(receive) rate	0.27%	0.72%	0.39%	0.97%

For the three and nine months ended September 30, 2017, we had an average forward starting swap balance of $2.2 billion and $1.7 billion, respectively, compared to $4.4 billion and $5.8 billion, respectively, for the prior year period. Forward starting interest rate swaps do not impact our adjusted net interest expense and cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps and our net TBA position, our average ratio of interest rate swaps outstanding to our average mortgage borrowings and net TBA position (at cost) was 67% and 69% for the three and nine months ended September 30, 2017, respectively, compared to 66% and 72%, respectively, for the prior year period.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps Outstanding (Including Forward Starting Swaps) to Mortgage Borrowings and Net TBA Position	2017	2016	2017	2016
Average mortgage borrowings	$41,406	$44,401	$39,859	$45,753
Average net TBA position - at cost	18,616	10,748	16,355	9,050
Total average mortgage borrowings and net TBA position	$60,022	$55,149	$56,214	$54,803
Average notional amount of interest rate swaps (including forward starting swaps)	$40,166	$36,270	$38,524	$39,575
Average ratio of interest rate swaps to mortgage borrowings and net TBA position	67%	66%	69%	72%

Net Spread and Dollar Roll Income
The table below presents a reconciliation of our net interest income (the most comparable GAAP financial measure) to our net spread and dollar roll income and to our net spread and dollar roll income, excluding estimated "catch-up" premium amortization cost, (non-GAAP financial measures) for the three and nine months ended September 30, 2017 and 2016 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net interest income	$178	$219	$557	$632
Periodic interest costs of interest rate swaps, net [1]	(26)	(51)	(106)	(209)
TBA dollar roll income [1]	87	54	251	148
Management fee income	3	4	10	4
Dividend from REIT equity securities [1]	—	—	—	2
Adjusted net interest and dollar roll income	242	226	712	577
Operating expenses:
Total operating expenses	17	15	50	88
Non-recurring transaction costs	—	—	—	(9)
Adjusted operating expenses	17	15	50	79
Net spread and dollar roll income	225	211	662	498
Dividend on preferred stock	9	7	23	21
Net spread and dollar roll income available to common stockholders	216	204	639	477
Estimated "catch-up" premium amortization cost due to change in CPR forecast	12	8	34	95
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders	$228	$212	$673	$572

Weighted average number of common shares outstanding - basic	364.7	331.0	347.5	332.1
Weighted average number of common shares outstanding - diluted	364.9	331.0	347.6	332.1
Net spread and dollar roll income per common share - basic	$0.59	$0.62	$1.84	$1.44
Net spread and dollar roll income per common share -diluted	$0.59	$0.62	$1.84	$1.44
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.63	$0.64	$1.94	$1.72
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.62	$0.64	$1.94	$1.72
_______________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three months ended September 30, 2017 was $0.62 per common share, or a decline of $0.02 per common share from the prior year period. The decline was largely due to higher funding costs and a modest compression of our net interest rate spread and dollar roll margin (i.e. the difference between the average yield on our assets and our average cost of funds inclusive of TBAs), excluding "catch-up" premium amortization adjustments.
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the nine months ended September 30, 2017 was $1.94 per common share, compared to $1.72 per common share for the prior year period. The increase relative to the prior year period was largely due to the combination of lower operating costs as a function of our management internalization on July 1, 2016 and a higher relative net interest rate spread and dollar roll margin during much of the current year period.
Our average net interest rate spread and dollar roll margin, excluding "catch-up" premium amortization cost, was 1.41% and 1.50% for the three and nine months ended September 30, 2017, respectively, compared to 1.47% and 1.39%, respectively, for the prior year period. Including "catch-up" premium amortization adjustments, our net interest rate spread and dollar roll margin was 1.34% and 1.43% for the three and nine months ended September 30, 2017, respectively, compared to 1.42% and 1.18%, respectively, for the prior year period.
Gain (Loss) on Sale of Investment Securities, Net
The following table is a summary of our net gain (loss) on sale of investment securities for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Investment securities sold, at cost	$(6,019)	$(6,123)	$(14,374)	$(17,146)
Proceeds from sale [1]	6,041	6,184	14,327	17,260
Net gain (loss) on sale of investment securities	$22	$61	$(47)	$114

Gross gain on sale of investment securities	$28	$62	$54	$122
Gross loss on sale of investment securities	(6)	(1)	(101)	(8)
Net gain (loss) on sale of investment securities	$22	$61	$(47)	$114
 _______________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2017 and 2016 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Periodic interest costs of interest rate swaps, net	$(26)	$(51)	$(106)	$(209)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	87	54	251	148
TBA securities - mark-to-market net gain (loss)	84	63	(14)	210
Payer swaptions	—	(10)	—	(30)
U.S. Treasury securities - long position	—	1	1	7
U.S. Treasury securities - short position	(31)	(11)	(47)	(64)
U.S. Treasury futures - short position	(22)	(43)	(49)	(102)
Interest rate swaps - termination fees and variation margin settlements, net	49	(299)	156	(865)
REIT equity securities	—	(1)	—	(1)
Other	—	(1)	2	7
Total realized gain (loss) on derivative instruments and other securities, net	167	(247)	300	(690)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(13)	(50)	123	33
Interest rate swaps	(8)	503	(207)	(134)
Payer swaptions	(22)	9	(46)	18
U.S. Treasury securities - short position	12	25	(160)	(78)
U.S. Treasury futures - short position	21	58	20	(4)
Debt of consolidated VIEs	—	(2)	(1)	(8)
REIT equity securities	—	2	—	9
Other	—	1	(1)	—
Total unrealized gain (loss) on derivative instruments and other securities, net	(10)	546	(272)	(164)
Total gain (loss) on derivative instruments and other securities, net	$131	$248	$(78)	$(1,063)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Operating Expenses
Prior to our acquisition of AMM and related management internalization on July 1, 2016, we paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, as defined in our management agreement. Following our management internalization, we no longer incur a management fee, but we incur expenses associated with an internally managed organization, including compensation expense previously borne by our Manager. For the three and nine months ended September 30, 2017, we incurred compensation and benefits expense of $10 million and $30 million, respectively. For the nine months ended September 30, 2016, prior to our internalization, we incurred management fees of $52 million and, subsequent to our internalization, compensation and benefits expense of $9 million.

For the three and nine months ended September 30, 2017, we incurred other operating expenses of $7 million and $20 million, respectively, compared to $6 million and $27 million, respectively, for the prior year period. Excluding non-recurring acquisition costs, we incurred other operating expenses of $6 million and $18 million, respectively, for the prior year period. Other operating expenses primarily consist of prime broker fees; clearing, settlement and regulatory fees incurred by BES; information technology costs; accounting, legal and Board of Director fees; amortization of intangible assets associated with our acquisition of AMM; and other general overhead expenses.
Our total annualized operating expense as a percentage of our average stockholders' equity was 0.84% and 0.87% for the three and nine months ended September 30, 2017, compared to 0.76% and 1.51%, respectively, for the prior year period. Excluding non-recurring acquisition costs, our total operating expense as a percentage of our stockholders' equity was 1.35% for the prior year nine month period.
Estimated Taxable Income
For the three months ended September 30, 2017 and 2016, we had estimated taxable income available to common stockholders of $42 million and $63 million (or $0.12 and $0.19 per common share), respectively. For the nine months ended September 30, 2017 and 2016, we had estimated taxable income available to common stockholders of $118 million and $210 million (or $0.34 and $0.63 per common share), respectively. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2017 and 2016 (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2017	2016	2017	2016
Net income (loss)	$286	$511	$386	$(396)
Estimated book to tax differences:
Premium amortization, net	(3)	(15)	(2)	60
Realized gain/loss, net	(112)	249	(392)	733
Net capital loss/(utilization of net capital loss carryforward)	(159)	(127)	(115)	(325)
Unrealized gain/loss, net	41	(540)	278	158
Other	(2)	(8)	(14)	1
Total book to tax differences	(235)	(441)	(245)	627
Estimated REIT taxable income	51	70	141	231
Dividend on preferred stock	9	7	23	21
Estimated REIT taxable income available to common stockholders	$42	$63	$118	$210
Weighted average number of common shares outstanding - basic	364.7	331.0	347.5	332.1
Weighted average number of common shares outstanding - diluted	364.9	331.0	347.6	332.1
Estimated REIT taxable income per common share - basic and diluted	$0.12	$0.19	$0.34	$0.63

Beginning cumulative non-deductible net capital loss	$496	$486	$452	$684
Net capital loss / (utilization of net capital loss carryforward)	(159)	(127)	(115)	(325)
Ending cumulative non-deductible net capital loss	$337	$359	$337	$359
Ending cumulative non-deductible net capital loss per ending common share	$0.86	$1.08	$0.86	$1.08
As of September 30, 2017, we had $0.3 billion (or $0.86 per common share) of net capital loss carryforwards, which expire at the end of fiscal year 2018.

Other Comprehensive Income (Loss)
Other comprehensive income (loss) primarily consists of unrealized gains and (losses) recognized due to the impact of fluctuations in long-term interest rates on the market value of our Agency RMBS designated as "available-for-sale" securities, net of reversals of prior period unrealized amounts upon realization. For the three and nine months ended September 30, 2017, we had other comprehensive income (loss) of $90 million and $257 million, respectively, compared to $(90) million and $1.1 billion for the three and nine months ended September 30, 2016, respectively.

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
Debt Capital
As of September 30, 2017 and December 31, 2016, our mortgage borrowings and net TBA position consisted of the following ($ in millions):

	September 30, 2017		December 31, 2016
Mortgage Funding	Amount	%	Amount	%
Repurchase agreements used to fund Agency RMBS [1]	$45,505	69%	$37,686	71%
Debt of consolidated variable interest entities, at fair value	380	1%	460	1%
FHLB advances	—	—%	3,037	6%
Total mortgage borrowings	45,885	70%	41,183	78%
Net TBA position, at cost	19,433	30%	11,312	22%
Total mortgage funding	$65,318	100%	$52,495	100%
______________________
1. Excludes repurchase agreements used to fund U.S. Treasury securities of $0 million and $172 million as of September 30, 2017 and December 31, 2016, respectively.
Our tangible net book value "at risk" leverage was 8.0x and 7.7x as of September 30, 2017 and December 31, 2016, measured as the sum of our total mortgage borrowings, net TBA position (at cost) and net payable / (receivable) for unsettled investment securities divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible assets.
Repurchase Agreements
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that the majority of our borrowings under such master repurchase agreements will have maturities ranging up to one year, but we may have longer-term borrowings ranging up to five years or longer. Borrowings under our master repurchase agreements with maturities greater than 90 days typically have floating rates of interest based on LIBOR plus or minus a fixed spread.
As of September 30, 2017, we had $45.5 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average cost of funds of 1.36% and a weighted average remaining days-to-maturity of 129 days, compared $37.7 billion, 0.98% and 187 days, respectively, as of December 31, 2016.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2017, we had master repurchase agreements with 41 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities. Bethesda Securities has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of September 30, 2017, $13.8 billion of our repurchase agreement funding was accessed through Bethesda Securities.

The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of September 30, 2017. For further details regarding our borrowings under repurchase agreements as of September 30, 2017, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2017
Counter-Party Region	Number of Counter-Parties	Percent of Agency RMBS Repurchase Agreement Funding
North America:
FICC	1	28%
Other	21	44%
Total North America	22	72%
Europe	14	18%
Asia	5	10%
Total	41	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2017, haircuts on our pledged collateral remained stable and, as of September 30, 2017, our weighted average haircut was approximately 4.5% of the value of our collateral, inclusive of collateral funded through Bethesda Securities. As of September 30, 2017, our maximum amount at risk (or the amount or our repurchase liabilities in excess of the value of collateral pledged) with any counterparty related to our repurchase agreements was less than 5% of our tangible stockholders' equity, and our top five repo counterparties represented less than 12% of our tangible stockholders' equity.
We may be required to pledge additional assets to our counterparties in the event the estimated fair value of the existing collateral pledged under our agreements declines and our counterparties demand additional collateral (a "margin call"), which may take the form of additional securities or cash. Specifically, margin calls would result from a decline in the fair value of our investment securities securing our repurchase agreements as well as due to prepayments on the mortgages securing such securities. Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our repurchase agreements generally provide that the valuations of securities securing our repurchase agreements are to be obtained from a generally recognized source agreed to by the parties. In certain circumstances, however, our lenders have the sole discretion to determine the value of pledged collateral. In such instances, our lenders are required to act in good faith in making determinations of value. Our repurchase agreements generally provide that in the event of a margin call, we must provide additional securities or cash on the same business day that a margin call is made if the lender provides us notice prior to the margin notice deadline on such day.
As of September 30, 2017, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $3.6 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we utilize an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed rate assets during a period of rising interest rates. The primary derivative instruments that we use are interest rate swaps, interest rate swaptions, U.S. Treasury securities, U.S. Treasury futures contracts and TBA securities. Please refer to Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q for further details regarding our use of derivative instruments.
Our derivative agreements typically require that we pledge / receive collateral in a similar manner as we are required to under our repurchase agreements. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of September 30, 2017, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments and we may use them as a means of leveraging (or deleveraging) our investment portfolio through the use of long (or short) TBA contracts (see Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q).
Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2017, we had a net long TBA position with a total market value and a total cost basis of $19.4 billion and a net carrying value of $(24) million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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
Bethesda Securities Regulatory Capital Requirements
Bethesda Securities is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, Bethesda Securities is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of September 30, 2017, the minimum net capital required was $0.3 million and Bethesda Securities had excess net capital of $204.0 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of September 30, 2017, approximately 90% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
Equity Capital
In September 2017, we completed a public offering in which 28.2 million shares of our common stock were sold to the underwriters for proceeds of $577 million, or $20.47 per common share, net of estimated offering costs. In May 2017, we completed a public offering in which 24.5 million shares of our common stock were sold to the underwriters for proceeds of $503 million, or $20.51 per common share, net of offering costs. We are also authorized by our Board of Directors to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $750 million of shares of our common stock, subject to U.S. Federal securities laws. During the three and nine months ended September 30, 2017, we sold 7.6 million shares of our common stock under the sales agreements for proceeds of $159 million, or $20.96 per common share, net of estimated offering costs. As of September 30, 2017, $589 million of shares of our common stock remain available for issuance under this program.
In August 2017, we issued 13,000 shares of 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock in a public offering of 13.0 million Series C depositary shares at a price of $25 per depositary share for net proceeds of $315 million, after deducting estimated offering expenses. In September 2017, we redeemed all of our issued and outstanding shares of 8.000% Series A Cumulative Redeemable Preferred Stock for $173 million (or $25 per share liquidation preference), plus accrued and unpaid dividends.
To the extent we raise additional equity capital we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our funding liabilities and for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current tangible net asset value per common share, among other conditions, we may repurchase shares of our common stock, subject to the provisions of our stock repurchase program (see Note 10 to our Consolidated Financial Statements in this Form 10-Q).

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2017, we did not maintain any relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established for the purpose of facilitating off-balance sheet arrangements or other contractually narrow or limited purposes. Furthermore, as of September 30, 2017, we had not guaranteed any obligations of unconsolidated entities or entered into any commitment or intent to provide funding to any such entities.
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
We utilize a variety of strategies to limit the effects of changes in interest rates on our operations. The principal instruments that we use are interest rate swaps, swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. We also use forward contracts in the Agency RMBS TBA market to invest in and finance Agency securities as well as to periodically reduce our exposure to Agency RMBS. Derivative instruments may expose us to certain risks, including the risk that losses on a hedge position will reduce the funds available for payments to holders of our common stock and that the losses may exceed the amount we invested in the instruments.
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
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our tangible net asset value as of September 30, 2017 and December 31, 2016 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2017 and December 31, 2016. We apply a floor of 0% for the down rate scenarios on our interest bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Tangible Net Asset Value [3,5]
As of September 30, 2017
-100 Basis Points	-10.4%	-0.5%	-5.1%
-50 Basis Points	-3.4%	0.0%	-0.1%
+50 Basis Points	+1.9%	-0.4%	-3.7%
+100 Basis Points	+2.0%	-1.1%	-9.8%

As of December 31, 2016
-100 Basis Points	-9.7%	+0.6%	+4.9%
-50 Basis Points	-1.8%	+0.5%	+4.4%
+50 Basis Points	+4.1%	-0.8%	-6.9%
+100 Basis Points	+6.2%	-1.7%	-15.3%
________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 9% and 8% as of September 30, 2017 and December 31, 2016, respectively. As of September 30, 2017, rate shock scenarios assume a forecasted CPR of 12%, 10%, 7% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2016, rate shock scenarios assume a forecasted CPR of 10%, 9%, 7% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net asset value as of September 30, 2017 and December 31, 2016 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.3 and 5.4 years as of September 30, 2017 and December 31, 2016, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our investment portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Tangible Net Asset Value [2,4]
As of September 30, 2017
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
Liquidity Risk
The primary liquidity risk for us arises from financing long-term assets with shorter-term borrowings through repurchase agreements and other short-term funding agreements.  As of September 30, 2017, we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $3.6 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll such funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

*3.3	Certificate of Designations of 7.750% Series B Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.4 of Form 8-A (File No. 001-34057), filed May 7, 2014.

*3.4
Certificate of Designations of 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.5 of Form 8-A (File No. 001-34057), filed August 18, 2017.

*3.5	Certificate of Elimination of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed October 26, 2017.

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

*4.3	Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2016 (File No. 001-34057), filed November 7, 2016.

*4.4	Specimen 7.750% Series B Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed May 7, 2014.

*4.5
Specimen 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed August 18, 2017.

*4.6
Deposit Agreement relating to 7.750% Series B Cumulative Redeemable Preferred Stock, dated May 8, 2014, among American Capital Agency Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.

*4.7
Form of Depositary Receipt representing 1/1,000th of a share of 7.750% Series B Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.6), incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.

*4.8
Deposit Agreement relating to 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated August 22, 2017, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.

*4.9
Form of Depositary Receipt representing 1/1,000th of a share of 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.8), incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY KAIN
Gary Kain Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)
Date:	November 3, 2017

/s/ PETER FEDERICO
Peter Federico Chief Financial Officer and Executive Vice President (Principal Financial Officer)
Date:	November 3, 2017