Form 10-K
period 2017-12-31
AGNC Investment Corp.
filed 2018-02-26
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2017
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
(301) 968-9315
(Registrant’s telephone number, including area code)
Securities registered pursuant to section 12(b) of the Act:

Title of each class	Name of each exchange on which registered
Common Stock, $0.01 par value per share	The Nasdaq Global Select Market
7.750% Series B Cumulative Redeemable Preferred Stock	The Nasdaq Global Select Market
7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	The Nasdaq Global Select Market

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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2017, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $6.3 billion based upon the closing price of the Registrant's common stock of $21.29 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2018 was 391,316,840.
DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2018 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
Certain exhibits previously filed with the Securities and Exchange Commission are incorporated by reference into Part IV of this report.

AGNC INVESTMENT CORP.

PART I

Item 1. Business
AGNC Investment Corp. ("AGNC," the "Company," "we," "us" and "our") was organized on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
We operate to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a REIT, we are required to distribute annually 90% of our taxable income. So long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate taxes on our taxable income to the extent that we distribute all our annual taxable income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
We earn income primarily from investing in Agency residential mortgage-backed securities ("Agency RMBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the "GSEs"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae"). We may also invest in other types of mortgage and mortgage-related residential and commercial mortgage-backed securities where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency.
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
Investment Strategy
Our investment strategy is designed to:

•	generate attractive risk-adjusted returns for our stockholders through monthly dividend distributions and tangible net book value accretion;

•	manage an investment portfolio consisting primarily of Agency securities;

•	invest a subset of the portfolio in mortgage credit risk oriented assets;

•	capitalize on discrepancies in the relative valuations in the Agency and non-Agency securities market;

•	manage financing, interest rate, prepayment, extension and credit risks;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
 Targeted Investments
Agency Securities

•
Agency Residential Mortgage-Backed Securities. Our primary investments consist of Agency pass-through certificates representing interests in "pools" of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are in effect "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. We also invest in Agency collateralized mortgage obligations ("CMOs"), which are structured instruments representing interests in Agency residential pass-through certificates, and interest-only, inverse interest-only and principal-only securities, which represent the right to receive a specified proportion of the contractual interest or principal flows of specific Agency CMO securities.

•
To-Be-Announced Forward Contracts ("TBAs"). TBAs are forward contracts to purchase or sell Agency RMBS. TBA contracts specify the coupon rate, issuer, term and face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.

Non-Agency Securities

•
Credit Risk Transfer Securities ("CRT"). CRT securities are risk sharing instruments that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third- parties to private investors. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or other third-party; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT security if credit losses on the related pool of loans exceed certain thresholds. The reduced amount that issuers are obligated to repay to the security holders offsets the issuer's credit losses on the related pool of loans.

•
Non-Agency Residential Mortgage-Backed Securities ("Non-Agency RMBS"). Non-Agency RMBS are securities backed by residential mortgages, for which payment of principal and interest is not guaranteed by a GSE or U.S. Government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of RMBS. Non-Agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. We may purchase highly-rated instruments that benefit from credit enhancement or non-investment grade instruments that absorb credit risk. We focus primarily on non-Agency securities where the underlying mortgages are secured by residential properties within the United States. Residential non-Agency securities are backed by residential mortgages that can be comprised of prime mortgage or nonprime mortgage loans. We may also purchase Agency or non-Agency multifamily securities where the collateral backing the securitization consists of loans for properties housing multiple tenants.

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

 Active Portfolio Management Strategy
We employ an active management strategy designed to achieve our principal objectives of generating attractive risk-adjusted returns and managing our net book value within reasonable bands. We invest in securities based on our assessment of the relative risk-return profile of the securities and our ability to effectively hedge a portion of the securities' exposure to market risks. The composition of our portfolio and strategies that we use will vary based on our view of prevailing market conditions and the availability of suitable investment, hedging and funding opportunities. We may experience investment gains or losses when we sell securities that we believe no longer provide attractive risk-adjusted returns or when we believe more attractive alternatives exist elsewhere in the mortgage or mortgage-related securities market. We may also experience gains or losses from our hedging strategies or due to credit losses on non-Agency securities.
 Financing Strategy
 As part of our investment strategy, we use leverage on our investment portfolio to increase potential returns to our stockholders. Our primary source of financing is through repurchase agreements. A repurchase (or "repo") agreement transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our borrowings pursuant to repurchase transactions generally have maturities ranging from 30 days to one year, but may have maturities less than 30 days or up to five or more years. Our financing rates typically track one or three-month London Interbank Offered Rate ("LIBOR"), plus or minus a fixed spread.
Our leverage depends on market conditions, our assessment of risk and returns and our ability to borrow funds sufficient to fund the acquisition of mortgage securities. We generally expect our leverage to be within six to twelve times the amount of our tangible stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
We seek to diversify our funding exposure by entering into repurchase agreements with multiple counterparties. We had master repurchase agreements with 43 financial institutions as of December 31, 2017. The terms of our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement to address such matters as additional margin maintenance requirements, cross default and other provisions. The specific provisions may differ for each lender and certain terms may not be determined until we engage in individual repurchase transactions.
During 2015, we formed a wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES became operational and received final membership approval to the Fixed Income Clearing Corporation ("FICC") during the third quarter of 2016. BES has direct access to bilateral and triparty repo funding as a Financial Industry Regulatory Authority ("FINRA") member broker-dealer. As an eligible institution, BES also raises repo funding through the General Collateral Finance ("GCF") Repo service offered by the FICC, with the FICC acting as the central counterparty, which provides us greater depth and diversity of repurchase agreement funding while also lowering our funding cost, reducing our collateral requirements and limiting our counterparty exposure.
We also effectively finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions in which we would sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. The TBA contract purchased for the forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The difference (or discount) is referred to as the "price drop" and is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost), which is commonly referred to as "dollar roll income." We recognize TBA contracts as derivative instruments on our consolidated financial statements at their net carrying value (fair value less the purchase price to be paid or received under the TMA contract). Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance sheet and off-balance sheet financing.
Risk Management Strategy
We use a variety of strategies to reduce our exposure to market risks, including interest rate, prepayment, extension and credit risks. Our investment strategies are based on our assessment of these risks, the cost of hedging transactions and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net book value from "spread risk," which is the risk that the yield differential between our investments and our hedges fluctuates. In addition, while we use interest rate swaps and other supplemental hedges to attempt to protect our net book value against moves in interest rates, we may not hedge certain interest rate, prepayment or extension risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge a portion of our interest rate risk with respect to both the fixed income nature of our long-term assets and the short-term, variable rate nature of our financing. A majority of our funding is in the form of repurchase agreements, and, as a result, our financing costs fluctuate based on short-term interest rate indices, such as LIBOR. Our investments are assets that primarily have fixed rates of interest and maturities up to 40 years, and the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements. As such, we may experience reduced income or losses due to adverse interest rate movements. To mitigate a portion of such risk, we utilize hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs. We also use certain hedges, such as short U.S. Treasury securities and U.S. Treasury futures positions, to hedge a portion of the price risk associated with our largely fixed-rate asset portfolio due to changes in interest rates.

Prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates rise, and, as a result, mortgage securities may increase in price more slowly than similar duration bonds, or even fall in value, as interest rates decline. Mortgage securities could also decrease in value more quickly than similar duration bonds as interest rates rise. This is referred to as "negative convexity." To manage our convexity exposure, we monitor the interest rate sensitivity of our assets relative to the interest rate sensitivity of our liabilities and interest rate hedge portfolio, referred to as our "duration gap," and we monitor how our convexity and duration gap change if interest rates and prepayment expectations were to increase or decrease.
The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about future interest rate volatility. We analyze our exposure to non-parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and attempt to mitigate these risks.

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

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise. In this scenario, our financial results may be adversely affected as we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected.

•
Spread Risk. Because the market spread between the yield on our investments and the yield on benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk. The inherent spread risk associated with our investments and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Federal Reserve (the "Fed"), liquidity, or changes in required rates of return on different assets. Our strategies are generally not designed to protect our net book value from spread risk.

•
Credit Risk. We accept mortgage credit exposure related to our CRT and other non-Agency securities at levels we deem to be prudent within the context of our overall investment strategy. We seek to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our Agency and non-Agency mortgage investments or our duration gap, when we believe credit performance is inversely correlated with changes in interest rates, to adjust our credit exposure and/or to improve the return profile of our investment portfolio.

The principal instruments that we use to hedge a portion of our exposure to interest rate, prepayment and extension risks are interest rate swaps, options to enter into interest rate swaps ("swaptions"), U.S. Treasury securities and U.S. Treasury futures contracts. We also use TBA forward contracts to periodically reduce our exposure to Agency RMBS.
The risk management actions we take may lower our earnings and dividends in the short term to further our objective of maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller interest rate changes. Our projections of exposures to interest rate, prepayment, extension and other risks are also based on models that are dependent on a number of assumptions and inputs, and actual results could differ materially from our projections.
Income from hedging transactions that we enter to manage risk may not constitute qualifying gross income under one or both of the gross income tests applicable to REITs (see Real Estate Investment Trust Requirements below). Therefore, we may have to limit our use of certain hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedging techniques through a taxable REIT subsidiary ("TRS"). Implementing our hedges through a TRS could increase the cost of our hedging activities because a TRS would be subject to tax on income and gains.

Management Internalization
Prior to July 1, 2016, we were externally managed by AGNC Management, LLC (our "Manager"). On July 1, 2016, we completed the acquisition of all the outstanding membership interests of AGNC Mortgage Management, LLC ("AMM"), the parent company of our Manager, from American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, Ltd. AMM is also the parent company of MTGE Management, LLC, the external manager of MTGE Investment Corp. ("MTGE") (Nasdaq: MTGE). Following the closing of the acquisition of AMM, we became internally managed and the external manager of MTGE.
Prior to our management internalization, we paid our Manager a management fee equal to 1.25% of our stockholders' equity, as defined in our management agreement, and we were obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses. Following our management internalization, we no longer incur a management fee, but we incur expenses associated with being an internally managed organization, including compensation expenses previously borne by our Manager.
Employees
As of December 31, 2017, we had 56 full-time employees.
Exemption from Regulation under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act (the "Act"), in reliance on the exemption provided by Section 3(c)(5)(C) of the Act. So long as we qualify for this exemption, we will not be subject to leverage and other restrictions imposed on regulated investment companies, which would significantly reduce our ability to use leverage. Section 3(c)(5)(C), as interpreted by the staff of the U.S. Securities and Exchange Commission ("SEC"), requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff and in certain instances our own judgment, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We typically treat "partial pool" and other mortgage securities where we hold less than all the certificates issued by the pool as real estate-related assets.
Real Estate Investment Trust Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code. So long as we qualify as a REIT, we generally will not be subject to U.S. Federal or state corporate income tax on our taxable income to the extent that we annually distribute all our taxable income to stockholders within the time limits prescribed by the Internal Revenue Code. Qualification and taxation as a REIT depends on our ability to continually meet requirements imposed upon REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement and quarterly asset and annual income tests. The REIT asset and income tests are significant to our operations as they restrict the extent to which we can invest in certain types of securities and conduct certain hedging activities within the REIT. Consequently, we may be required to limit these activities or conduct them through a TRS. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.
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

Interest income from obligations secured by mortgages on real property (such as Agency and non-Agency MBS) generally constitutes qualifying income for purposes of the 75% gross income test described above. Interest income from CRT securities is treated as non-qualifying income for the 75% gross income test. There is no direct authority with respect to the qualification of income or gains from TBAs for the 75% gross income test; however, we treat these as qualifying income for this purpose based on an opinion of legal counsel. Income and gains from instruments that we use to hedge the interest rate risk associated with our borrowings incurred, or to be incurred, to acquire real estate assets will generally be excluded from both gross income tests, provided that specified requirements are met.
Asset Tests
At the close of each calendar quarter, we must satisfy five tests relating to the nature of our assets.

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

5.
No more than 25% of the total value of our assets may be represented by certain non-mortgage debt instruments issued by publicly offered REITs (even though such debt instruments qualify under the 75% asset test).

If we should fail to satisfy the income or asset tests, such a failure would not cause us to lose our REIT qualification if we were able to eliminate the discrepancy within a 30-day cure period, in the case of the asset test, or satisfy certain relief provisions and pay any applicable penalty taxes and other fines. Please also refer to the "Risks Related to Our Taxation as a REIT" in "Item 1A. Risk Factors" of this Form 10-K for further discussion of REIT qualification requirements and related items.
Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 12th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9315.
We make available our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct on our internet website at www.AGNC.com as soon as reasonably practical after such material is electronically filed with or furnished to the SEC. These reports are also available on the SEC internet website at www.sec.gov.
Competition
Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring mortgage assets, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. These entities and others that may be organized in the future may have similar asset acquisition objectives and increase competition for the available supply of mortgage assets suitable for purchase. Additionally, our investment strategy is dependent on the amount of financing available to us in the repurchase agreement market, which may also be impacted by the overall supply of repo funding and competing borrowers. Our investment strategy will be adversely impacted if we are not able to secure financing on favorable terms, if at all.

Item 1A. Risk Factors
  You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the related notes thereto before deciding to purchase our securities. If any of the following risks were to occur, our business, financial condition or results of operations could be materially adversely affected. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
Risks Related to Our Investing, Portfolio Management and Financing Activities
An increase in our borrowing costs would adversely affect our financial condition and results of operations.
We rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities. Due to the short-term or adjustable rate nature of our financing, our borrowing costs are particularly sensitive to increases in short-term interest rates, as well as overall funding availability, market liquidity, fluctuations in asset values and "haircut" levels applied to assets pledged under repurchase agreements and other factors.
The relationship between short and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates, but a flattening of the yield curve can occur if short-term interest rates rise disproportionately relative to longer-term interest rates. It is also possible that the yield curve could invert, with short-term rates exceeding longer-term rates. If either of these conditions occur our borrowing costs could increase more rapidly than the interest income earned on our fixed rate assets and our net interest margin would decline, or in extreme scenarios even turn negative. In this event, we could incur operating losses and our financial condition and ability to make distributions to our stockholders could be adversely affected.
Changes to the pace of the Fed's purchases or sales of Agency mortgage-backed securities may adversely affect the price and return associated with Agency securities.
In October 2017, the Fed began to taper its reinvestments of principal payments from its U.S. Treasury, Agency debt and Agency RMBS portfolios acquired as a function of its quantitative easing programs. We cannot predict the impact that these or future actions will have on the prices and liquidity of Agency RMBS or on mortgage spreads relative to interest rate hedges tied to benchmark interest rates. During periods in which the Fed further reduces or ceases reinvestment of principal or undertakes outright sales of its securities portfolio, the price of Agency RMBS and U.S. Treasury securities could decline, mortgage spreads could widen, refinancing volumes could be lower and market volatility could be considerably higher than would have been the case absent such actions and our results of operations and financial condition could be adversely affected.

We may change our targeted investments, investment guidelines and other operational policies without stockholder consent, which may adversely affect the market price of our common stock and our ability to make distributions to stockholders.
We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions. Our Board of Directors may amend or revise such policies or approve transactions that deviate from them, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines or other operational policies may increase our exposure to interest rate, spread, credit, prepayment, extension, liquidity and other risks, all of which could adversely affect our results of operations, financial condition and ability to make distributions to our common and preferred stockholders.
Our active portfolio management strategy may expose us to significant realized gains or losses.
We employ an active management strategy to achieve our principal objective of preserving our net book value while generating attractive risk-adjusted returns. The composition of our investment portfolio will vary as we believe changes to market conditions, risks and valuations warrant. Consequently, we may experience significant investment gains or losses when we sell investments that we no longer believe provide attractive risk-adjusted returns or when we believe more attractive alternatives are available. We may be incorrect in our assessment and select an investment portfolio that could generate lower returns than a more static management strategy. Also, investors may be less able to assess the changes in our valuation and performance by observing changes in the mortgage market since we may have changed our strategy and portfolio from the last publicly available data. Our leverage and hedging levels may also fluctuate as we pursue our active management strategy.
Our strategy involves significant leverage, which increases the risk that we may incur substantial losses.
We expect our leverage to vary with market conditions and our assessment of the risks and returns on our investments. We incur leverage by borrowing against a substantial portion of the market value of our assets. While leverage is fundamental to our investment strategy, it also creates significant risks. For example, we may incur substantial losses if our borrowing costs increase or if the value of our investments declines.
Failure to procure adequate financing or to renew or replace existing financing as it matures (to which risk we are specifically exposed due to the short-term nature of the financing arrangements on our mortgage investments) could adversely affect our financial condition and results of operations.
We use debt financing as a strategy to increase our return on equity, and because we rely primarily on short-term borrowings to finance our mortgage investments, our ability to achieve our investment objectives depends not only on our ability to borrow money in sufficient amounts and on favorable terms, but also on our ability to renew or replace our maturing short-term borrowings on a continuous basis. However, we may be unable to borrow sufficient funds to achieve our desired leverage ratio for several reasons, including the following:

•	our lenders do not make repurchase or other financing agreements available to us at acceptable rates and terms;

•	our lenders exit the market;

•	our lenders require additional collateral to cover our borrowings, which we may be unable to deliver; or

•	we determine that the leverage would expose us to excessive risk.
Additionally, our wholly-owned captive broker-dealer subsidiary's ability to access bilateral and triparty repo funding, including through the FICC's GCF Repo service, requires that it continually meet regulatory and membership requirements established by FINRA and the FICC, which could change over time, potentially resulting in BES to lose access to these funding sources.
If we are unable to renew or replace maturing borrowings, we may have to sell assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Consequently, we cannot make any assurance that financing will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, our investment returns, financial condition and results of operations could be adversely affected and there may be a negative impact on the value of our common and preferred stock and our ability to make distributions to our stockholders.

A decline in the fair value of our assets will adversely affect our financial condition and results of operations, and make it costlier to finance our assets.
Our investments are recorded at fair value with changes in fair value reported in net income or other comprehensive income (a component of equity). As a result, a decline in the fair value of our investments could reduce both our net income and stockholders' equity. We also use our investments as collateral for our financings. A decline in fair value, or perceived market uncertainty about the value of our assets, could make it difficult for us to obtain financing on favorable terms or at all, or for us to maintain our compliance with terms of any financing arrangements already in place. Since we primarily invest in long-term fixed rate securities, our investment portfolio is particularly sensitive to changes in longer-term interest rates. If interest rates or other market conditions result in a decline in the fair value of our assets we would be subject to margin calls on our existing repurchase agreements and it will decrease the amounts we may borrow to purchase additional investments. If this occurs, we could be required to sell assets at adverse prices and our ability to maintain or increase our net income could be significantly restricted, negatively impacting our financial condition and results of operations and ability to make distributions to stockholders.
Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.
Subject to complying with REIT tax requirements, we employ techniques that are intended to limit, or "hedge," the adverse effect of changes in interest rates on the value of our assets and financing costs. Hedging strategies are complex and there are no perfect hedges. Our business model also calls for accepting certain amounts of risk. Consequently, our hedging activities are generally designed to limit our interest rate exposure, but not to eliminate it, and they are generally not designed to hedge against spread risk and other risks inherent to our business model.
Our hedging strategies vary in scope based on our portfolio composition, liabilities and our assessment of the level and volatility of interest rates, expected prepayments, credit and other market conditions, and is expected to change over time. We could fail to properly assess a risk or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedges. The derivative financial instruments we select may not have the effect of reducing our risk, and the nature and timing of hedging transactions may influence their effectiveness in risk mitigation. Poorly designed hedging strategies or improperly executed transactions could increase our risk of loss. Hedging activities could also result in losses if the hedged event does not occur. Numerous other factors can also impact the effectiveness of our hedging strategies including, but are not limited to, the following:

•
the cost of interest rate hedges can be expensive, particularly during periods of rising and volatile interest rates due to higher costs demanded by counterparties and additional charges that may be incurred to adjust our hedges in such circumstances;

•
available interest rate hedges may not correspond directly with the interest rate risk for which protection is sought such that the reference rates could reset at a different time or times from the shorter-term rates intended to be limited;

•	the duration of the hedge may not match the duration of the related asset or liability;

•
the amount of income that a REIT may earn from hedging transactions other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS is limited by Federal tax provisions governing REITs;

•	the party in the hedging transaction owing money to us may default on its obligation to pay;

•	the credit quality of the party owing money to us on the hedge may be downgraded to such an extent that it impairs our ability to sell or assign our side of the hedging transaction; and

•	the value of our interest rate hedges declines due to interest rate fluctuations, lapse of time or other factors.

Furthermore, our hedging activities involve costs that we incur regardless of the effectiveness of the hedging activity or whether we receive any corresponding economic benefit. For these reasons, our hedging strategies may fail to protect us from loss and could even result in greater losses than if we had not entered in the hedge transaction, which would negatively impact our operating results and financial condition.
Our hedging strategies are generally not designed to mitigate spread risk.
When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our net book value could decline. We refer to this as "spread risk" or "basis risk," and we generally do not seek to hedge this risk. The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities is a risk inherent to our business and can occur independent of changes in benchmark interest rates. Spread risk may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk. If the value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates, our financial condition and results of operations could be materially adversely affected.
Changes in prepayment rates may adversely affect our profitability and are difficult to predict.
Our investment portfolio includes securities backed by pools of mortgage loans which receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates faster or slower than expected, it results in faster or slower prepayment of our assets. We are exposed to prepayment or extension risk in the event prepayments occur at a faster or slower rate than we anticipated. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case as other factors can affect the rate of prepayments, including loan age and size, loan-to-value ratios, housing price trends, general economic conditions and other factors.
If our assets prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at acceptable yields. If the proceeds are reinvested at lower yields than our existing assets, our net interest margins would be negatively impacted. We also amortize or accrete any premiums and discounts we pay or receive at purchase relative to the stated principal of our assets into interest income over their projected lives using the effective interest method. If the actual and estimated future prepayment experience differs from our prior estimates, we are required to record an adjustment to interest income for the impact of the cumulative difference in the effective yield, which could negatively affect our interest income.
If our assets prepay at a slower rate than anticipated, our assets could extend beyond their expected maturities and we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities. Additionally, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets would extend, but our interest rate swap maturities would remain fixed and, therefore, cover a smaller percentage of our funding exposure. This situation may also cause the market value of our assets to decline, while most of our hedging instruments would not receive any incremental offsetting gains.
Prepayment rates are difficult to predict. Prepayments also occur when borrowers sell the property and use the sale proceeds to prepay the mortgage or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will generally purchase mortgages that are 120 days or more delinquent from RMBS trusts when the cost of guarantee payments to security holders, including advances of interest at the security coupon rate, exceeds the cost of holding the nonperforming loans in their portfolios. Consequently, prepayment rates can be affected by conditions in the housing and financial markets that impact delinquencies on mortgage loans, GSE's cost of capital and their decisions as to when to repurchase delinquent loans, general economic conditions and the relative interest rates on fixed and adjustable rate loans, which could impact refinancing rates. In addition, the introduction of U.S. Government programs, or changes to existing programs, could increase the availability of mortgage credit to homeowners, which could impact prepayment rates, particularly for Fannie Mae and Freddie Mac Agency RMBS.
To the extent that actual prepayment speeds differ from our expectations, our operating results could be adversely affected and we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses. In addition, should significant prepayments occur, there is no certainty that acceptable new investments could be identified and proceeds of such prepayments could be timely reinvested.
Market conditions may disrupt the historical relationship between interest rate changes and prepayment trends, which may make it more difficult to analyze our investment portfolio.
Our success depends, in part, on our ability to analyze the relationship between changing interest rates and the rate of prepayments. Changes in interest rates and prepayments affect the market price of mortgage assets. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. To a large extent our analysis is based on models that are dependent on a number of assumptions and inputs. Many of the assumptions we use are based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. There is risk that our assumptions are incorrect. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes and, consequently, may negatively impact our ability to (i) assess the market value of our investment portfolio, (ii) implement hedging strategies and (iii) implement techniques to reduce our prepayment rate volatility, which could materially adversely affect our financial condition and results of operations.
Recent changes to the U.S. Federal income tax code could have a material impact on the residential mortgage market, which could impact the pricing of RMBS.
On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("TCJA"), which provides for substantial changes to the taxation of individuals and business entities, generally with an effective date of January 1, 2018.  For individual taxpayers, the changes included, among others, lower ordinary income tax rates, higher standard deductions, and suspension or modification of several itemized deductions.  The changes to the categories of itemized deductions include a limit on deductions of state and local income and property taxes of $10,000 and a modification to the amount of residential mortgage interest that would be deductible.  The new rule would limit the deduction available for mortgage interest by reducing the amount of debt that can qualify from $1 million to $750,000, however mortgage debt borrowed prior to December 15, 2017 would not be affected by the reduction.  In addition, home equity mortgage interest is no longer deductible. Many of the changes affecting individual taxpayers would cease to apply after December 31, 2025 and would revert to their pre-2018 form with future legislation required to make the provisions effective beyond 2025.  As a result of these changes, it is expected that the number of individual taxpayers that itemize deductions will decrease significantly causing the income tax benefits of residential home ownership to decline materially.  It is likely that these factors could result in a decline in the pricing of residential real estate as well as alter the prepayment patterns of residential mortgages, which could have a significant impact on the pricing and returns of RMBS.
The mortgage loans referenced by our CRT securities or that underlie our non-Agency securities may be or could become subject to delinquency or foreclosure, which could result in significant losses to us.
Investments in mortgage-related securities, such as CRT securities and non-Agency MBS, where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency, subject us to the potential risk of loss of principal and/or interest due to delinquency, foreclosure and related losses on the underlying mortgage loans.
CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third-party market participants. The CRT securities issued by Fannie Mae and Freddie Mac are designed to transfer mortgage credit risk from the entities to private investors. The transactions are structured as unsecured and unguaranteed bonds issued by the GSEs whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by the GSE. CRT transactions arranged by third-party market participants are similarly structured to reference a specific pool of loans that have been securitized by Fannie Mae or Freddie Mac and transfer mortgage credit risk related to those loans to the purchaser of the securities. The holder of CRT securities bears the risk that the borrowers may default on their obligations to make full and timely payments of principal and interest. The return of the principal invested in CRT securities is dependent on the level of borrower defaults on the underlying pool of mortgages. An investor in CRT securities bears the risk that the borrowers in the reference pool of loans may default on their obligations to make full and timely payments of principal and interest.
Residential mortgage loans underlying non-Agency RMBS are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. Many factors could impair a borrower's ability to repay the loan, including: loss of employment, divorce, illness, acts of God, acts of war or terrorism, adverse changes in economic and market conditions, changes in laws and regulations, changes in fiscal policies and zoning ordinances, costs of remediation and liabilities associated with environmental conditions such as mold, and the potential for uninsured or under-insured property losses.
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
Our assets are also not subject to any geographic, diversification or concentration limitations. Accordingly, our investments in CRT and non-Agency securities could be concentrated by geography, asset, property type and/or borrower. Such concentrations could subject us to a greater risk of loss due to adverse developments. For example, adverse conditions in the areas where the properties securing or otherwise referenced to our investments are located (such as business layoffs or downsizing, industry slowdowns, changing demographics and other factors) and local real estate conditions (such as oversupply or reduced demand) could in an adverse way disproportionately affect the value of our investments and our ability to recover interest and principal on our investments.

Our investments in CRT and non-Agency securities may benefit from private mortgage insurance, but this insurance may not be sufficient to cover losses.
In certain instances, mortgage loans in reference to our CRT securities or underlying our non-Agency RMBS may have private insurance. This insurance is often structured to absorb only a portion of the loss if a loan defaults and, as such, we may be exposed to losses on these loans in excess of the insurance. Rescission and denial of mortgage insurance may affect the ability to collect on this insurance. If private mortgage insurers fail to remit insurance payments for insured portions of loans when losses are incurred and where applicable, whether due to breach of contract or to an insurer's insolvency, we may experience a loss on related CRT or non-Agency RMBS securities for the amount that was insured by such insurers.
Any credit ratings assigned to our credit risk oriented investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments are rated by Moody's Investors Service, Fitch Ratings or Standard & Poor's. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition.
Changes in credit spreads may adversely affect our profitability.
A significant component of the fair value of CRT and non-Agency securities and other credit risk oriented investments is attributable to the credit spread, or the difference between the value the credit instrument and the value of a financial instrument with similar interest rate exposure, but with no credit risk, such as a U.S. Treasury note, and the credit instrument. Credit spreads are subject to market factors and can be highly volatile. In addition, hedging fair value changes associated with credit spreads can be inefficient and our hedging strategies are generally not designed to mitigate credit spread risk. Consequently, changes in credit spreads could adversely affect our profitability and financial condition.
Actions of the U.S. Government, including the U.S. Congress, Fed, U.S. Treasury, Federal Housing Finance Administration ("FHFA") and other governmental and regulatory bodies may adversely affect our business.
U.S. Government actions may have an adverse impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations. New regulatory requirements could adversely affect the availability or terms of financing from our lender counterparties, could impose more stringent capital rules on financial institutions, could restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and could limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually these new regulatory requirements could materially affect our financial condition or results of operations in an adverse way.
Pursuant to the terms of borrowings under master repurchase agreements, we are subject to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
We enter into master repurchase agreements with multiple financial institutions. We borrow under these agreements to finance the assets for our investment portfolio. Pursuant to the terms of borrowings under our master repurchase agreements, a decline in the value of the collateral may result in our lenders initiating margin calls, where the lender requires us to pledge additional collateral. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and is not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be less liquid than other instruments, which could cause them to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions, which could result in substantial losses.

Our derivative agreements expose us to margin calls that could result in defaults or force us to sell assets under adverse market conditions.
Our derivative agreements typically require that we pledge collateral to our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day. Furthermore, our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness above a certain threshold amount would cause an event of default under the derivative agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. The threat of or occurrence of margin calls or the forced settlement of our obligations under our derivative agreements at their termination values could force us to sell our investments under adverse market conditions, which could result in substantial losses.
Regulations adopted by the U.S. Commodity Futures Trading Commission ("CFTC") and regulators of other countries could impose increased margin requirements and require additional operational and compliance costs, which could negatively affect our financial condition and results of operations.
The CFTC subjects certain swaps to clearing and exchange trading requirements, margin requirements, reporting and record keeping requirements and counterparties to business conduct rules. Current and future rules and regulations promulgated by the CFTC and regulators of other countries may adversely affect our ability to engage in derivative transactions or may increase the cost of our hedging activity and potentially result in higher collateral requirements. Such increased costs and potentially higher collateral requirements could have an adverse impact on our business and results of operations.
It may be uneconomical to roll our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts, which could negatively affect our financial condition and results of operations.
We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS. TBA contracts enable us to purchase or sell, for future delivery, Agency RMBS with certain principal and interest terms and certain types of collateral, but the specific securities to be delivered are not identified until shortly before the TBA settlement date. Prior to settlement of the TBA contract we may choose to move the settlement of the securities to a later date by entering into an offsetting position (referred to as a "pair off"), net settling the paired off positions for cash, and simultaneously purchasing a similar TBA contract for a later settlement date, collectively referred to as a "dollar roll." The Agency RMBS purchased for a forward settlement date under the TBA contracts are typically priced at a discount to Agency RMBS for settlement in the current month. This difference (or discount) is referred to as the "price drop." The price drop is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost) and is commonly referred to as "dollar roll income." Consequently, dollar roll transactions and such forward purchases of Agency RMBS represent a form of off-balance sheet financing and increase our "at risk" leverage.
Under certain market conditions, TBA dollar roll transactions may result in negative carry income whereby the Agency RMBS purchased for a forward settlement date under TBA contracts are priced at a premium to Agency RMBS for settlement in the current month. Additionally, sales or declines in purchases of Agency RMBS by the Fed could adversely impact the dollar roll market. Under such conditions, it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. In addition, pursuant to the margin provisions established by the Mortgage-Backed Securities Division ("MBSD") of the FICC we are subject to margin calls on our TBA contracts. Further, our prime brokerage agreements may require us to post additional margin above the levels established by the MBSD. Negative carry income on TBA dollar roll transactions or failure to procure adequate financing to settle our obligations or meet margin calls under our TBA contracts could result in defaults or force us to sell assets under adverse market conditions or through foreclosure and adversely affect our financial condition and results of operations.
Defaults by our repurchase agreement counterparties on their obligations to resell the underlying collateral back to us at the end of the transaction term, declines in the value of our collateral, or defaults by us on our obligations under the transaction could cause us to lose money on repurchase transactions.
When we engage in a repurchase transaction, we initially transfer securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction. The cash we receive when we initially sell the collateral is less than the value of that collateral and this difference is referred to as the "haircut." As a result, we borrow a smaller amount than the collateral we initially sell in these transactions, and increases in "haircuts" may require us to post additional collateral. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction. If a counterparty defaults on an obligation to resell collateral to us, we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities), which could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.

If we default on one of our obligations under a repurchase transaction the counterparty could terminate the transaction and cease entering into other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution to continue to leverage our investment portfolio and carry out our investment strategy. We may not be able to secure a suitable replacement facility on acceptable terms or at all.
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations should the fair value of our collateral decline. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly and our counterparties could choose to cease entering into further repurchase transactions with us.
Our rights under repurchase agreements are subject to the effects of bankruptcy laws in the event of our or our lender's bankruptcy or insolvency.
In the event of our insolvency or bankruptcy, certain repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral without delay. In the event of the insolvency or bankruptcy of a lender during the term of a repurchase agreement, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. Recoveries on these claims could be subject to significant delay and, if received, could be substantially less than the damages incurred.
Our use of derivative agreements may expose us to counterparty risk.
Certain hedging instruments, such as interest rate swaptions, are not traded on regulated exchanges or guaranteed by an exchange or its clearinghouse and, consequently, there may not be the same level of protections with respect to margin requirements, record keeping, segregation of customer funds and positions and other requirements designed to protect both us and our counterparties. Furthermore, the enforceability of agreements underlying hedging transactions may depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, if a counterparty fails to perform under a derivative agreement we could incur a significant loss.
Our investments are recorded at fair value, which may not be readily determinable or may be materially different from the value that we ultimately realize upon their disposal.
We measure the fair value of our investments quarterly, in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. Our determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations and we do not have recourse against them due to liabilities and other damages arising from inaccurate price quotes or other inputs used to determine the fair value of our investments. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Moreover, fair value and estimates of fair value may fluctuate over short periods of time. For these reasons, the fair value at which our investments are recorded may not be an indication of their realizable value. Furthermore, the ultimate realization of the value of an asset depends on economic and other conditions that are beyond our control. Consequently, if we were to liquidate an asset, particularly in a forced liquidation, the realized value may be less than the amount at which the asset is recorded, which would negatively affect our results of operations and financial condition.
Investments in the common stock of other publicly traded mortgage REITs expose us to incremental risks and costs.
We may invest in other mortgage REITs that primarily invest in Agency securities, non-Agency securities, other mortgage related instruments and/or real estate on a leveraged basis, utilizing short-term borrowings as their primary source of funding. Such mortgage REITs are, therefore, exposed to similar risk factors as those described herein and other risks inherent to investment strategies that they may pursue that diverge from our own.  In addition, our investments in other mortgage REITs may expose us to incremental risks and costs due to our lack of control, lack of transparency into their underlying investment portfolios and business operations, stock market volatility and management fees, each of which could adversely affect our financial condition and results of operations. Furthermore, with regard to investments in MTGE common stock, we may be unable to sell, or dispose of, shares of MTGE common stock in a time frame that we may desire.  We are subject to daily transaction volume limits established under the SEC’s safe harbor provisions of Rule 10b-18.  We may also be subject to "closed window" periods, during which we are generally limited in the extent to which we can transact in MTGE common stock.
The Federal conservatorship of Fannie Mae and Freddie Mac and related efforts, along with any changes in laws and regulations affecting the relationship between these agencies and the U.S. Government, may adversely affect our business.
The payments of principal and interest we receive on our Agency RMBS are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The guarantees on Agency securities created by Ginnie Mae are backed by the full faith and credit of the U.S. Government, whereas the guarantees on Agency securities created by Fannie Mae and Freddie Mac are not.
The future roles of Fannie Mae and Freddie Mac could be significantly modified and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could re-define what constitutes an Agency security and could have broad adverse implications for the market and our business, operations and financial condition.
Future changes to Fannie Mae or Freddie Mac may create market uncertainty and may reduce the actual or perceived credit quality of securities issued or guaranteed by these agencies. If the guarantee obligations of Freddie Mac or Fannie Mae were repudiated by FHFA, payments of principal and/or interest to holders of Agency RMBS issued by Freddie Mac or Fannie Mae would be reduced in the event of any borrower delinquencies or a servicer's failure to remit borrower payments to the trust and trust administration and servicing fees could be paid from mortgage payments prior to distributions to holders of Agency RMBS. Any actual direct compensatory damages owed due to the repudiation of Freddie Mac or Fannie Mae's guarantee obligations may not be sufficient to offset any shortfalls experienced by holders of Agency RMBS.
As a result, such laws or changes could increase the risk of loss on our investments in Agency mortgage investments guaranteed by Fannie Mae or Freddie Mac or adversely impact the market for such securities and spreads at which they trade and could materially and adversely affect our financial condition and results of operations.
There are conflicts of interest with other funds that we manage.
Through our wholly-owned subsidiary, MTGE Management, LLC, we manage MTGE, which is also a mortgage REIT that invests in securities and instruments of the type invested by us. Although we have policies in place to seek to mitigate the effects of conflicts of interest, including potential conflicts relating to the allocation of certain types of securities that meet our investment objectives and those of MTGE, these policies will not eliminate the conflicts of interest that our officers and employees may face in making investment decisions on behalf of us and MTGE. Furthermore, we do not have any agreement or understanding with MTGE that would give us priority over it in opportunities to invest in overlapping investments. Accordingly, we may compete for access to investments with MTGE.
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
We rely on information technology in our operations, and any material failure, inadequacy, interruption or security failure of that technology could disrupt our business and result in the loss of confidential information.
We rely on information technology networks and systems to process, transmit and store electronic information, and to manage or support a variety of business processes. We purchase some of our information technology from third-party vendors and rely on commercially available systems, software, tools and monitoring to provide security for the processing, transmission and storage of confidential data. While we select third-party vendors carefully, we do not control their actions. Any problems caused by these third parties, including those resulting from breakdowns or other disruptions in communication services, failure to handle current or higher volumes, cyber-attacks and other security breaches could adversely affect our ability to conduct our business.
While we employ measures to protect the security of our information systems and data, it is possible that these measures will not prevent the systems’ improper functioning or damage, or the improper access or disclosure of information in the event of cyber-attacks. In some cases, it may be difficult to anticipate or immediately detect a security breach and the damage caused. Any failure to maintain proper function, security and availability of our information systems could interrupt our operations, damage our reputation, subject us to liability claims or regulatory penalties and could have a materially adverse effect on our business, financial condition and results of operations.

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
If we fail to qualify as a REIT in any tax year, we would be subject to U.S. Federal and state corporate income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income.  Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify.  If we fail to qualify as a REIT, we would have to pay significant income taxes and would, therefore, have less money available for investments or for distributions to our stockholders.  This would likely have a significant adverse effect on the value of our equity.  In addition, the tax law would no longer require us to make distributions to our stockholders.
If we should fail to satisfy one or more requirements for REIT qualification, we may still qualify as a REIT if there is reasonable cause for the failure and not due to willful neglect and other applicable requirements are met, including completion of applicable IRS filings. It is not possible to state whether we would be entitled to the benefit of these relief provisions in all circumstances. If these relief provisions are inapplicable, we will not qualify as a REIT. Furthermore, if we satisfy the relief provisions and maintain our qualification as a REIT, we may be still subject to a penalty tax. The amount of the penalty tax will be at least $50,000 per failure, and, in the case of certain asset test failures, will be determined as the amount of net income generated by the assets in question multiplied by the highest U.S. Federal corporate tax rate in effect at the time of the failure if that amount exceeds $50,000 per failure, and, in case of income test failures, will be a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.
New legislation or administrative or judicial action, in each instance potentially with retroactive effect, could make it more difficult or impossible for us to remain qualified as a REIT or it could otherwise adversely affect REITs and their stockholders.
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
The recently enacted TCJA makes substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, a temporary reduction in the highest marginal income tax rate applicable to individuals subject to a "sunset" provision, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or shares of our common stock or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the TCJA, the effect and timing of which cannot be predicted and which may be adverse to us or our stockholders.
Revisions in Federal tax laws and interpretations thereof could affect or cause us to change our investments and affect the tax considerations of an investment in us.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, for U.S. Federal and state corporate income tax not to apply to earnings that we distribute. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. We may also elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains if required, in which case, we could elect for our stockholders to include their proportionate share of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase the adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code.
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
From time to time, we may generate taxable income greater than our income for financial reporting purposes prepared in accordance with GAAP, or differences in timing between the recognition of taxable income and the actual receipt of cash, or the deductibility of expenses and the actual payment of cash in respect of those expenses, may occur. For example, if we purchase mortgage securities at issuance with a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds. In addition, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of, among other categories of income, income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time.  This rule generally will be effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. Moreoever, we are not allowed to reduce our taxable income for a net capital loss incurred; instead, the net capital loss may be carried forward for a period of up to five years and applied against future capital gains subject to our ability to generate sufficient capital gains, which cannot be assured. If we do not have funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% annual excise tax. These alternatives could increase our costs and reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
We may in the future choose to pay dividends in our own stock, in which case stockholders may be required to pay income taxes in excess of cash dividends received.
We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. Federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock. In addition, if a significant number of our stockholders determine to sell shares of our common stock to pay taxes owed on dividends, it may put downward pressure on the trading price of our common stock.
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

•	A 100% tax on certain transactions between us and our TRSs that do not reflect arm's-length terms.

•
If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize a gain on a disposition of any such assets during the five-year period following their acquisition from the subchapter C corporation.

•	A 100% tax on net income and gains from "prohibited transactions"

•	Penalty taxes and other fines for failure to satisfy one or more requirements for REIT qualification.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To remain qualified as a REIT for Federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and may be unable to pursue investments that would be otherwise advantageous to us to remain qualified as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To remain qualified as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required sell otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.
The failure of assets subject to repurchase agreements to qualify as real estate assets could adversely affect our ability to remain qualified as a REIT.
We enter into financing arrangements that are structured as sale and repurchase agreements pursuant to which we nominally sell assets to a counterparty and simultaneously enter into an agreement to repurchase these assets at a later date in exchange for a purchase price. Economically, these agreements are financings that are secured by the assets sold pursuant thereto. We believe that we would be treated for REIT asset and income test purposes as the owner of the assets that are the subject of any such sale and repurchase agreement notwithstanding that such agreement may transfer record ownership of the assets to the counterparty during the term of the agreement. It is possible, however, that the IRS could assert that we did not own the assets during the term of the sale and repurchase agreement, in which case we could fail to remain qualified as a REIT.
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
The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As such, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities as our TRS would be subject to tax on gains, or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on an opinion of Skadden, Arps, Slate, Meagher & Flom LLP substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that the opinion of Skadden, Arps, Slate, Meagher & Flom LLP is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge the opinion of Skadden, Arps, Slate, Meagher & Flom LLP, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions for which only limited judicial and administrative authorities exist. Even a technical or inadvertent violation could jeopardize our REIT qualification. Our qualification as a REIT depends on our satisfaction of certain asset, income, organizational, distribution, stockholder ownership and other requirements on a continuing basis. In addition, our ability to satisfy the requirements to remain qualified as a REIT depends in part on the actions of third parties over which we have no control or only limited influence, including cases where we own an equity interest in an entity that is classified as a partnership for Federal income tax purposes.
The tax on prohibited transactions could limit our ability to engage in certain transactions.
Net income that we derive from a prohibited transaction is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of or structure CMOs in a manner that was treated as a prohibited transaction for Federal income tax purposes.
We intend to conduct our operations so that no asset that we own (or are treated as owning) at the REIT level will be treated as, or as having been, held for sale to customers, and that a sale of any such asset will not be treated as having been in the ordinary course of our business. As a result, we may choose not to engage in certain transactions at the REIT level that might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. No assurance can be given that any property that we sell will not be treated as property held for sale to customers, or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax in the hands of the corporation at regular corporate rates. We intend to structure our activities to avoid prohibited transaction characterization.
Distributions to tax-exempt investors, or gains on sale of our common stock by tax-exempt investors, may be classified as unrelated business taxable income.
Distributions with respect to our common stock and gains from the sale of our common stock should generally not constitute unrelated business taxable income to a tax-exempt investor. However, there are certain exceptions to this rule. For example, if (i) all or a portion of our assets are subject to the rules relating to "taxable mortgage pools" or we hold residual interests in a real estate mortgage investment conduit (or "REMIC"); (ii) we are a "pension held REIT;" (iii) a tax-exempt stockholder has incurred debt to purchase or hold our common stock; or (iv) a tax-exempt stockholder is classified as a social club, voluntary employee benefit association, supplemental unemployment benefit trust or a qualified group legal services plan, then a portion of our distributions to tax-exempt stockholders and, in the case of stockholders described in clauses (iii) and (iv), gains realized on the sale of our common stock by tax-exempt stockholders may be subject to U.S. Federal income tax as unrelated business taxable income under the Internal Revenue Code.
Our inability to deduct for tax purposes compensation paid to our executives could require us to increase our distributions to stockholders or pay entity level taxes in order to maintain REIT status.
Section 162(m) of the Internal Revenue Code prohibits publicly held corporations from taking a tax deduction for annual compensation in excess of $1 million paid to any of the corporation’s “covered employees.” Prior to the enactment of the TCJA, a publicly held corporation’s covered employees included its chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer), and certain performance-based compensation” was excluded from the $1 million cap. The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes include, among others, expanding the definition of “covered employee” to include the chief financial officer and repealing the performance-based compensation exception to the $1 million cap, subject to certain transition rules. The TCJA also added that once an individual becomes a covered employee after December 31, 2016, that individual will remain a covered employee for all future years including after termination or death. Since we qualify as a REIT under the Internal Revenue Code and we are generally not subject to Federal income taxes, if compensation did not qualify for deduction under Section 162(m), the payment of compensation that fails to satisfy the requirements of Section 162(m) would not have a material adverse consequence to us, provided we continue to distribute 100% of our taxable income. In the future, if we make compensation payments subject to Section 162(m) limitations on deductibility, we may be required to make additional distributions to shareholders or pay entity level tax to comply with REIT requirements.
Risks Related to Our Business Structure
Loss of our exemption from regulation pursuant to the Investment Company Act would adversely affect us.
We conduct our business so as not to become regulated as an investment company under the Investment Company Act in reliance on the exemption provided by Section 3(c)(5)(C) of the Investment Company Act. Section 3(c)(5)(C), as interpreted by the staff of the SEC, requires that: (i) at least 55% of our investment portfolio consists of "mortgages and other liens on and interest in real estate," or "qualifying real estate interests," and (ii) at least 80% of our investment portfolio consists of qualifying real estate interests plus "real estate-related assets."
The specific real estate related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. In satisfying the 55% requirement, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests based on pronouncements of the SEC staff. We treat partial pool securities, CRT and other mortgage related securities as real estate-related assets. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. Our compliance with these requirements may at times lead us to adopt less efficient methods of financing certain of our investments, and we may be precluded from acquiring higher yielding securities. Importantly, if we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we currently conduct it, which could materially and adversely affect our business.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price and trading volume of our common stock may be highly volatile and subject to wide fluctuations. Price variations may be unrelated to our operating performance. If the market price of our common stock declines significantly, stockholders may be unable to resell shares at a gain. Further, fluctuations in the trading price of our common stock may adversely affect the liquidity of the trading market for our common stock and our ability to raise additional equity capital
Some of the factors that could negatively affect our share price or result in fluctuations in the price or trading volume of our common stock include:

•	actual or anticipated variations in our quarterly operating results or distributions;

•	changes in our earnings estimates or publication of research reports about us or the real estate or specialty finance industry;

•	increases in market interest rates that lead purchasers of our shares of common stock to demand a higher yield;

•	changes in market valuations of similar companies;

•	adverse market reaction to any increased indebtedness we incur in the future;

•	issuance of additional equity securities;

•	our repurchases of shares of our common stock;

•	actions by institutional stockholders;

•	additions or departures of key management personnel;

•	speculation in the press or investment community;

•	price and volume fluctuations in the stock market from time to time, which are often unrelated to our operating performance;

•
changes in regulatory policies, tax laws and financial accounting and reporting standards, particularly with respect to REITs, or applicable exemptions from the Investment Company Act of 1940, as amended;

•	actual or anticipated changes in our dividend policy and earnings or variations in operating results;

•	any shortfall in revenue or net income or any increase in losses from levels expected by securities analysts;

•	decreases in our net book value per share;

•	loss of major repurchase agreement providers; and

•	general market and economic conditions.

In addition, the price of our common stock may be below our reported net book value per common share. We cannot assure you that the market price of our common stock will not fluctuate or decline significantly in the future.
Future offerings of debt securities, which would rank senior to our common and preferred upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders and may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
In the future, we may raise capital through the issuance of debt or equity securities. Upon liquidation, holders of our debt securities, if any, preferred stock and lenders with respect to other borrowings will be entitled to our available assets prior to the holders of our common stock. Additional equity offerings may dilute the holdings of our existing stockholders or reduce the market price of our common stock, or both. Our preferred stock has a preference on liquidating distributions and a preference on dividend payments that could limit our ability to pay dividends to the holders of our common stock. Sales of substantial amounts of our common stock, or the perception that these sales could occur, could have a material adverse effect on the price of our common stock. Because our decision to issue debt or equity securities in any future offering will depend on market conditions and other factors beyond our control, we cannot predict or estimate the amount, timing or nature of our future offerings. Thus, holders of our common stock bear the risk of our future offerings reducing the market price of our common stock and diluting the value of their stock holdings in us.
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
We intend to pay monthly dividends to our common stockholders in an amount that all or substantially all our taxable income is distributed within the limits prescribed by the Internal Revenue Code. However, we have not established a minimum dividend payment level and the amount of our dividend may fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings and financial condition, the requirements for REIT qualification and such other factors as our Board of Directors deems relevant from time to time. We may not be able to make distributions in the future or our Board of Directors may change our dividend policy. In addition, some of our distributions may include a return of capital. To the extent that we decide to pay dividends in excess of our current and accumulated tax earnings and profits, such distributions would generally be considered a return of capital for Federal income tax purposes. A return of capital reduces the cost basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

An increase in market interest rates may cause a material decrease in our net book value and the market price of our common stock.
Market interest rate fluctuations and capital market conditions can have a significant adverse effect on our net book value and the market price of our common stock. For instance, rising interest rates would result in increased interest expense on our variable rate debt, thereby reducing cash flow and our ability to service our indebtedness and pay distributions. In addition, if market interest rates rise without an increase in our distribution rate, the market price of our common stock could decrease as potential investors may require a higher distribution yield on our common stock or seek other investments paying higher distributions or interest.
The stock ownership limit imposed by the Internal Revenue Code for REITs and our amended and restated certificate of incorporation may restrict our business combination opportunities.
To qualify as a REIT under the Internal Revenue Code, not more than 50% of our outstanding stock may be owned, directly or indirectly, by five or fewer individuals (as defined in the Internal Revenue Code to include certain entities) at any time during the last half of each taxable year in which we qualify as a REIT. Our amended and restated certificate of incorporation, with certain exceptions, authorizes our Board of Directors to take the actions that are necessary and desirable to qualify as a REIT. Pursuant to our amended and restated certificate of incorporation, no person may beneficially or constructively own more than 9.8% in value or in number of shares, whichever is more restrictive, of our common or capital stock.
Our Board of Directors may grant an exemption from this 9.8% stock ownership limitation, in its sole discretion, subject to such conditions, representations and undertakings as it may determine are reasonably necessary. Pursuant to our amended and restated certificate of incorporation, our Board of Directors has the power to increase or decrease the percentage of common or capital stock that a person may beneficially or constructively own. However, any decreased stock ownership limit will not apply to any person whose percentage ownership of our common or capital stock is in excess of such decreased stock ownership limit until that person's percentage ownership of our common or capital stock equals or falls below the decreased stock ownership limit. Until such a person's percentage ownership of our common or capital stock falls below such decreased stock ownership limit, any further acquisition of our common or capital stock will be in violation of the decreased stock ownership limit.
The ownership limits imposed by the tax law are based upon direct or indirect ownership by "individuals," but only during the last half of a tax year. The ownership limits contained in our amended and restated certificate of incorporation apply to the ownership at any time by any "person," which term includes entities. Any attempt to own or transfer shares of our common stock or capital stock in violation of these restrictions may result in the shares being transferred to a charitable trust or may be void. These ownership limitations are intended to assist us in complying with the tax law requirements, and to minimize administrative burdens. However, these ownership limits might also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.

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

Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third-party to acquire control of us, even if a change of control would be beneficial to our stockholders. We could issue a series of preferred stock to impede the completion of a merger, tender offer or other takeover attempt. The anti-takeover provisions in our amended and restated certificate of incorporation and bylaws may impede takeover attempts, or other transactions, that may be in the best interests of our stockholders and, in particular, common stockholders. In addition, the market price of our common stock could be adversely affected to the extent that provisions of our amended and restated certificate of incorporation and bylaws discourage potential takeover attempts, or other transactions, that our stockholders may favor.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any property. Our executive offices are in Bethesda, Maryland.
Item 3. Legal Proceedings
AGNC is named as a nominal defendant in three stockholder derivative lawsuits filed against the Company and certain of our current and former directors and officers. One case, H&N Management Group and AFF Cos. Frozen Money Purchase Plan v. Couch, et al., (the “Delaware Action”) was filed in the Chancery Court of the State of Delaware on October 21, 2016, and an amended complaint was filed on December 12, 2016. The other two cases, Clem v. Kain, et al., and Wall v. Kain, et al., were filed in the U.S. District Court in the District of Maryland on September 21, 2016 and September 30, 2016, respectively, and were consolidated on October 25, 2016, under the name In re American Capital Agency Stockholder Derivative Litigation, (collectively, the “Maryland Action” and collectively, with the Delaware Action, the “Derivative Lawsuits”). An amended complaint in the Maryland Action was filed on December 23, 2016.
The amended complaint in the Delaware Action alleges breach of fiduciary duty and corporate waste by certain of our current and former directors and officers relating to decisions not to terminate our management agreement with our former external Manager and the internalization of our management through the acquisition of AMM, which was completed on July 1, 2016. The amended complaint in the Maryland Action alleges breach of fiduciary duties against the same individuals related to substantially the same events. In addition, the Maryland Action alleges violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, due to purported omissions from our proxy statements in 2014, 2015 and 2016 and aiding and abetting by ACAM. The plaintiffs in the Derivative Lawsuits demand an unspecified amount of damages, pre-judgment and post-judgment interest, restitution from the individual defendants, attorneys’ fees and other costs, and further relief as the Court deems just and proper. The plaintiffs in the Maryland Action also seek a directive that the Company and the individual defendants take certain actions with respect to our corporate governance and procedures. A motion to dismiss the Delaware Action was denied on August 1, 2017, and the Delaware Action is currently in the discovery phase. A motion to dismiss the Maryland Action was filed on September 30, 2017 and is currently pending. We believe the claims in the Derivative Lawsuits lack merit, and we expect that the defendants will vigorously defend these cases. See also "Loss Contingencies" in Note 2 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Item 4. Mine Safety Disclosures
Not applicable.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of January 31, 2018, we had 1,100 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.

The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market and dividends declared on our common stock for fiscal years 2017 and 2016:

	Common Stock
	Sales Prices		Dividends Declared [1]
	High	Low
Fiscal Year 2017
Fourth Quarter	$21.90	$19.26	$0.54
Third Quarter	$21.94	$20.76	$0.54
Second Quarter	$22.34	$19.57	$0.54
First Quarter	$20.02	$18.10	$0.54
Fiscal Year 2016
Fourth Quarter	$20.43	$17.30	$0.54
Third Quarter	$20.10	$18.88	$0.56
Second Quarter	$19.85	$18.00	$0.60
First Quarter	$18.80	$15.69	$0.60
________________________________
1.Represents the sum of monthly dividends declared during each period presented.
We intend to pay dividends on a monthly basis to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors."
Additionally, holders of depositary shares underlying our 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and our 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock") are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. Holders of depository shares underlying our Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of their aggregate liquidation preference of $175 million. Holders of depositary shares underlying our Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum up to, and including, October 14, 2022 and thereafter at a floating rate equal to three-month LIBOR plus a spread of 5.111% per annum of their aggregate liquidation preference of $325 million. All distributions to stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.
The following table summarizes the tax characterization of dividends declared on our common stock for fiscal years 2017 and 2016:

		Tax Characterization
	Dividends Declared Per Share of Common Stock	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share	Non-Dividend Distributions [3]
Fiscal Year 2017 [1]	$2.16	$0.813744	$—	$—	$1.346256
Fiscal Year 2016 [2]	$2.12	$1.689674	$—	$—	$0.430326
________________________________

1.
Includes dividends declared during the 12-month period ended November 30, 2017. The dividend of $0.18 per common share declared on December 12, 2017, which was paid on January 9, 2018, will be reported to stockholders as a fiscal year 2018 distribution for Federal income tax purposes.

2.	Includes dividends declared during the 11-month period ended November 30, 2016.

3.
Also referred to as a "return of capital." Represents dividends paid in excess of our current and accumulated earnings and profit, or "E&P," which is a tax-based measure calculated by making adjustments to taxable income for items that are treated differently for E&P purposes, such as utilization of net capital loss carryforwards. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.
 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2017, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See "Item 8. Financial Statements" for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	901,065	$—	9,097,050
Equity compensation plans not approved by security holders	—	—	—
Total	901,065	$—	9,097,050
________________________________

1.
Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2017.

2.
Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested RSU awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2012, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, CYS Investments, Inc. and Armour Residential REIT, Inc. (collectively, the "Agency REIT Peer Group").

________________________________
*$100 invested on 12/31/12 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright © 2018 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	2017	2016	2015	2014	2013
AGNC Investment Corp.	$130.13	$105.20	$89.01	$98.78	$77.68
S&P 500	$208.14	$170.84	$152.59	$150.51	$132.39
FTSE NAREIT Mortgage REITs	$154.98	$129.38	$105.31	$115.57	$98.04
Agency REIT Peer Group [1]	$140.94	$110.96	$92.20	$97.13	$80.59
________________________________
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

Item 6. Selected Financial Data

The following selected financial data is derived from our audited financial statements for the five years ended December 31, 2017. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

($ in millions, except per share amounts)
Balance Sheet Data	2017	2016	2015	2014	2013
Investment securities, at fair value	$57,080	$46,499	$52,473	$56,748	$65,941
Total assets	$70,376	$56,880	$57,021	$67,766	$76,255
Repurchase agreements and other debt	$50,653	$41,355	$46,102	$51,057	$64,443
Total liabilities	$61,622	$49,524	$49,050	$58,338	$67,558
Total stockholders' equity	$8,754	$7,356	$7,971	$9,428	$8,697
Net book value per common share [1]	$21.09	$21.17	$22.59	$25.74	$23.93
Tangible net book value per common share [2]	$19.69	$19.50	N/A	N/A	N/A

	Fiscal Year
Statement of Comprehensive Income Data	2017	2016	2015	2014	2013
Interest income	$1,293	$1,321	$1,466	$1,472	$2,193
Interest expense	524	394	330	372	536
Net interest income	769	927	1,136	1,100	1,657
Other gain (loss), net	72	(199)	(782)	(1,192)	(217)
Operating expenses	70	105	139	141	168
Income (loss) before income tax	771	623	215	(233)	1,272
Provision for income tax, net	—	—	—	—	13
Net income (loss)	771	623	215	(233)	1,259
Dividend on preferred stock	32	28	28	23	14
Issuance costs of redeemed preferred stock	6	—	—	—	—
Net income available to common stockholders	$733	$595	$187	$(256)	$1,245

Net income (loss)	$771	$623	$215	$(233)	$1,259
Other comprehensive income (loss)	52	(331)	(496)	1,813	(2,938)
Comprehensive income (loss)	823	292	(281)	1,580	(1,679)
Dividend on preferred stock	32	28	28	23	14
Issuance costs of redeemed preferred stock	6	—	—	—	—
Comprehensive income (loss) available (attributable) to common stockholders	$785	$264	$(309)	$1,557	$(1,693)

Weighted average number of common shares outstanding - basic	358.6	331.9	348.6	353.3	379.1
Weighted average number of common shares outstanding - diluted	358.7	331.9	348.6	353.3	379.1
Net income per common share - basic and diluted	$2.04	$1.79	$0.54	$(0.72)	$3.28
Comprehensive income per common share - basic and diluted	$2.19	$0.80	$(0.89)	$4.41	$(4.47)
Dividends declared per common share	$2.16	$2.30	$2.48	$2.61	$3.75

	Fiscal Year
Other Data (unaudited) *	2017	2016	2015	2014	2013
Average investment securities - at par	$45,198	$47,101	$51,759	$53,578	$75,263
Average investment securities - at cost	$47,330	$49,268	$54,019	$56,051	$79,056
Net TBA dollar roll position - at par (as of period end)	$15,474	$10,916	$7,295	$14,412	$2,119
Net TBA dollar roll position - at cost (as of period end)	$15,739	$11,312	$7,430	$14,576	$2,276
Net TBA dollar roll position - at market value (as of period end)	$15,742	$11,165	$7,444	$14,768	$2,271
Net TBA dollar roll position - at carrying value (as of period end) [3]	$3	$(147)	$14	$192	$(5)
Average net TBA portfolio - at cost	$16,859	$10,329	$7,547	$13,212	$11,383
Average total assets - at fair value	$58,727	$56,931	$63,674	$67,007	$96,956
Average Agency repurchase agreements and other debt outstanding [4]	$41,942	$44,566	$48,641	$50,015	$71,753
Average stockholders' equity [5]	$7,933	$7,718	$8,817	$9,295	$10,394
Average "at risk" leverage [6]	7.4:1	7.1:1	6.4:1	7.0:1	8.0:1
Average tangible net book value "at risk" leverage [7]	8.0:1	7.5:1	N/A	N/A	N/A
"At risk" leverage (as of period end) [8]	7.6:1	7.1:1	6.8:1	6.9:1	7.5:1
Tangible net book value "at risk" leverage (as of period end) [7]	8.1:1	7.7:1	N/A	N/A	N/A
Economic return on common equity [9]	9.8%	3.9%	(2.6)%	18.5%	(12.5)%
Economic return on tangible common equity [10]	12.1%	N/A	N/A	N/A	N/A
Expenses % of average total assets	0.12%	0.18%	0.22%	0.21%	0.17%
Expenses % of average assets, including average net TBA position	0.09%	0.16%	0.20%	0.18%	0.15%
Expenses % of average stockholders' equity	0.88%	1.36%	1.58%	1.52%	1.61%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.
N/A - Not applicable

1.	Net book value per common share is calculated as our total stockholders' equity, less our preferred stock liquidation preference, divided by our number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill and other intangible assets, net.

3.
The carrying value of our net TBA position represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value on our accompanying consolidated balances sheets.

4.	Other debt includes FHLB advances and debt of consolidated VIEs. Amount excludes U.S. Treasury repo agreements and TBA contracts.

5.	Average stockholders' equity calculated as our average month-ended stockholders' equity during the period.

6.
Average "at risk" leverage is calculated by dividing the sum of our daily weighted average mortgage borrowings outstanding (Agency repo, other debt and TBA securities (at cost)) for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities for the period. Leverage excludes U.S. Treasury repurchase agreements.

7.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage, with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

8.
"At risk" leverage as of period end is calculated by dividing the sum of our mortgage borrowings outstanding (Agency repo, other debt and TBA securities (at cost)) and our receivable/payable for unsettled investment securities as of period end (at cost) by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repurchase agreements.

9.
Economic return on common equity represents the sum of the change in our net book value per common share and our dividends declared on common stock during the period over our beginning net book value per common share.

10.
Economic return on tangible common equity represents the sum of the change in our tangible net book value per common share and our dividends declared on common stock during the period over our beginning tangible net book value per common share.

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of our consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Our MD&A is presented in eight sections:

•	Executive Overview

•	Financial Condition

•	Summary of Critical Accounting Estimates

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Aggregate Contractual Obligations

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
The size and composition of our investment portfolio depends on the investment strategies we implement, availability of attractively priced investments, suitable financing to appropriately leverage our investment portfolio and overall market conditions. Market conditions are influenced by interest rates, prepayment expectations, liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, regulations, relative returns on other assets and other factors.

Trends and Recent Market Impacts
Economic conditions in the U.S. and abroad continued to improve throughout 2017 and long-term interest rates remained remarkably stable. Investors generally favored higher risk assets, as evidenced by the strong performance of equities and tighter credit spreads throughout much of the fixed income market. Agency RMBS spreads, on the other hand, widened modestly during the first three quarters of the year versus benchmark interest rates in anticipation of the Fed's reduction of its Agency RMBS holdings. In September 2017, the Fed announced the details of its plan to gradually reduce the reinvestment of proceeds from its RMBS holdings beginning in October 2017. Following the announcement, the price of our Agency RMBS appreciated relative to our hedge instruments, as Agency spreads narrowed somewhat in the fourth quarter. The overall strong performance of Agency RMBS, as well as CRT securities, over the course of the year was a key driver of the increase in our tangible net book value to $19.69 per common share as of December 31, 2017, from $19.50 per common share as of December 31, 2016. The $0.19 per common share improvement in our tangible net book value and the $2.16 per common share of dividends paid for the year resulted in an economic return on our tangible common equity of 12.1% for 2017.
Throughout 2017, the Fed continued to gradually increase short-term interest rates, raising the federal funds rate three times for a total increase of 75 basis points. Over the same period, the yield on the 10-year U.S. Treasury note declined 2 basis points. As a result, the yield differential between short and long-term U.S. Treasury rates narrowed, or flattened, significantly. Despite this flattening, our average net interest margin (including our TBA dollar roll funded assets and interest rate swap hedges and excluding "catch-up" premium amortization cost due to changes in CPR forecasts) increased to 1.45% for 2017, compared to 1.41% for 2016. Our net interest margin benefited from a relative increase in our holdings of higher yielding 30-year fixed rate Agency RMBS, versus 15-year holdings, and favorable funding conditions for both our repo and TBA dollar roll funded assets. Additionally, we increased the portion of our funding raised through our captive broker-dealer subsidiary, BES, which was generally at more favorable terms than traditional bilateral repo. As of December 31, 2017, 33% of our Agency repo funding was sourced through BES, up from 12% as of the year prior. These conditions provided a favorable investment landscape against which we increased our "at risk" leverage ratio during 2017 to 8.1x our tangible equity as of December 31, 2017, from 7.7x as of December 31, 2016.
During 2017, we generally believed interest rates were biased higher given improving underlying economic fundamentals and a reduction of quantitative easing measures by central banks. As such, we reduced our exposure to higher rates and maintained a relatively large interest rate hedge position. As of December 31, 2017, the notional balance of our interest rate hedges totaled 97% of our Agency repo and TBA position, up from 90% as of December 31, 2016, providing significant protection to our net book value against potential fluctuations due to interest rate changes. Consistent with our higher hedge ratio, our net "duration gap," which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was 0.1 years as of December 31, 2017, down from 1.3 years as of December 31, 2016. We also adjusted the composition of our hedge positions to include a greater portion of interest rate swaptions, which provide us greater protection against larger interest rate increases and higher interest rate volatility. As of December 31, 2017, we estimate that if interest rates were to immediately increase by 100 basis points, assuming an instantaneous parallel shift in the yield curve and no re-balancing actions, our tangible net book value would decrease by 6.6%, which is significantly lower than our corresponding interest rate sensitivity as of December 31, 2016, which projected an approximate decline of 15% under similar circumstances. Please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk for further discussion of our interest rate and spread sensitivity.
Looking ahead, we believe Agency RMBS spreads may widen further and interest rates may trend higher. The broader financial markets may also experience greater volatility in comparison to 2017. Although, our tangible net book value may decline if these conditions occur, we believe levered returns on Agency RMBS will remain attractive. We could also opportunistically increase our leverage when we believe the risk-adjusted returns are appropriate.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2016	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Dec. 31, 2017 vs Dec. 31, 2016
LIBOR:
1-Month	0.77%	0.98%	1.22%	1.23%	1.56%	+0.79	bps
3-Month	1.00%	1.15%	1.30%	1.33%	1.69%	+0.69	bps
6-Month	1.31%	1.42%	1.45%	1.51%	1.84%	+0.53	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.20%	1.26%	1.38%	1.48%	1.89%	+0.69	bps
3-Year U.S. Treasury	1.46%	1.50%	1.55%	1.61%	1.98%	+0.52	bps
5-Year U.S. Treasury	1.92%	1.93%	1.89%	1.93%	2.21%	+0.29	bps
10-Year U.S. Treasury	2.43%	2.39%	2.30%	2.33%	2.41%	-0.02	bps
30-Year U.S. Treasury	3.05%	3.02%	2.84%	2.86%	2.74%	-0.31	bps
Interest Rate Swap Rate:
2-Year Swap	1.46%	1.62%	1.61%	1.73%	2.08%	+0.62	bps
3-Year Swap	1.68%	1.81%	1.74%	1.84%	2.17%	+0.49	bps
5-Year Swap	1.96%	2.06%	1.95%	2.00%	2.24%	+0.28	bps
10-Year Swap	2.32%	2.39%	2.27%	2.28%	2.40%	+0.08	bps
30-Year Swap	2.57%	2.65%	2.53%	2.52%	2.53%	-0.04	bps
30-Year Fixed Rate Agency Price:
3.0%	$99.38	$99.15	$99.88	$100.33	$100.02	+$0.64
3.5%	$102.50	$102.29	$102.70	$103.09	$102.70	+$0.20
4.0%	$105.13	$104.90	$105.12	$105.27	$104.59	-$0.54
4.5%	$107.51	$107.24	$107.27	$107.33	$106.40	-$1.11
15-Year Fixed Rate Agency Price:
2.5%	$100.20	$100.03	$100.53	$100.69	$99.88	-$0.32
3.0%	$102.62	$102.51	$102.64	$102.75	$101.88	-$0.74
3.5%	$104.17	$104.06	$104.06	$104.14	$103.23	-$0.94
4.0%	$102.69	$103.29	$103.44	$103.13	$102.72	+$0.03
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of December 31, 2017 and 2016, our investment portfolio consisted of $57.1 billion and $46.5 billion of investment securities, at fair value, respectively, and $15.7 billion and $11.2 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017				December 31, 2016
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$8,951	$8,933	3.31%	12%	$12,794	$12,867	3.26%	22%
15-year TBA securities	5,025	5,015	2.90%	7%	2,188	2,172	2.57%	4%
Total ≤ 15-year	13,976	13,948	3.16%	19%	14,982	15,039	3.16%	26%
20-year RMBS	673	687	3.48%	1%	801	817	3.49%	1%
30-year:
30-year RMBS	45,853	45,406	3.72%	62%	31,553	31,052	3.63%	54%
30-year TBA securities	10,714	10,727	3.40%	15%	9,124	8,993	3.58%	16%
Total 30-year	56,567	56,133	3.65%	77%	40,677	40,045	3.62%	70%
Total fixed rate Agency RMBS and TBA securities	71,216	70,768	3.55%	97%	56,460	55,901	3.49%	97%
Adjustable rate Agency RMBS	278	283	2.90%	1%	371	379	2.96%	1%
CMO Agency RMBS:
CMO	629	631	3.43%	1%	796	801	3.41%	2%
Interest-only strips	101	112	4.39%	—%	132	151	5.03%	—%
Principal-only strips	112	116	—%	—%	136	144	—%	—%
Total CMO Agency RMBS	842	859	3.58%	1%	1,064	1,096	3.89%	2%
Total Agency RMBS and TBA securities	72,336	71,910	3.55%	99%	57,895	57,376	3.50%	100%
Non-Agency RMBS	7	7	2.50%	—%	102	101	3.42%	—%
CMBS	28	29	6.55%	—%	23	23	6.55%	—%
CRT	834	876	5.26%	1%	161	164	5.25%	—%
Total investment portfolio	$73,205	$72,822	3.57%	100%	$58,181	$57,664	3.51%	100%
________________________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2017 and 2016, our TBA positions had a net carrying value of $3 million and $(147) million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of December 31, 2017 and 2016, the weighted average yield on our investment securities (excluding TBA securities) was 2.89% and 2.77%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$3,041	$3,061	$3,046	32%	101.2%	2.98%	2.13%	63	9%
3.0%	5,616	5,749	5,724	33%	102.8%	3.49%	2.18%	62	10%
3.5%	2,710	2,804	2,804	75%	103.5%	3.96%	2.42%	69	11%
4.0%	2,054	2,134	2,145	89%	103.9%	4.40%	2.68%	84	11%
4.5%	215	224	225	98%	104.3%	4.87%	3.01%	88	12%
≥ 5.0%	4	4	4	17%	102.8%	6.56%	4.47%	125	44%
Total ≤ 15-year	13,640	13,976	13,948	51%	103.0%	3.77%	2.38%	70	10%
20-year
≤ 3.0%	195	193	198	31%	99.4%	3.55%	3.10%	55	9%
3.5%	365	373	380	75%	102.1%	4.05%	3.00%	58	11%
4.0%	45	47	48	51%	104.2%	4.54%	2.96%	76	11%
4.5%	55	58	59	99%	106.5%	4.90%	2.95%	85	11%
≥ 5.0%	2	2	2	—%	106.0%	5.95%	3.32%	116	17%
Total 20-year:	662	673	687	62%	101.8%	4.02%	3.02%	61	10%
30-year:
3.0%	7,583	7,576	7,592	1%	100.2%	3.58%	2.96%	43	6%
3.5%	24,045	25,072	24,800	56%	104.6%	4.04%	2.84%	35	7%
4.0%	21,015	22,348	22,166	64%	106.5%	4.47%	2.99%	29	9%
4.5%	1,271	1,366	1,369	71%	107.4%	4.98%	3.18%	62	10%
5.0%	97	103	104	65%	106.6%	5.45%	3.69%	116	10%
≥ 5.5%	92	102	102	36%	110.0%	6.18%	3.34%	135	14%
Total 30-year	54,103	56,567	56,133	52%	105.2%	4.23%	2.93%	34	8%
Total fixed rate	$68,405	$71,216	$70,768	52%	104.8%	4.15%	2.84%	40	8%
________________________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $97,000 and $109,000 for 15-year and 30-year securities, respectively, as of December 31, 2017.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 114% and 136% for 15-year and 30-year securities, respectively, as of December 31, 2017.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2017.

	December 31, 2016
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$4,877	$4,945	$4,912	26%	101.7%	2.96%	2.05%	50	9%
3.0%	3,460	3,561	3,561	73%	102.9%	3.50%	2.20%	55	9%
3.5%	3,294	3,408	3,450	90%	103.4%	3.95%	2.50%	63	10%
4.0%	2,655	2,766	2,810	89%	104.2%	4.40%	2.69%	72	11%
4.5%	285	298	302	98%	104.6%	4.87%	3.03%	76	11%
≥ 5.0%	4	4	4	22%	103.3%	6.63%	4.65%	112	13%
Total ≤ 15-year	14,575	14,982	15,039	65%	103.1%	3.72%	2.37%	60	10%
20-year
≤ 3.0%	225	223	228	31%	99.4%	3.55%	3.10%	43	8%
3.5%	436	445	454	75%	102.2%	4.06%	3.01%	46	10%
4.0%	54	57	58	50%	104.4%	4.54%	2.97%	64	10%
4.5%	68	73	74	99%	106.7%	4.90%	2.99%	73	11%
≥ 5.0%	3	3	3	—%	106.3%	5.94%	3.33%	104	17%
Total 20-year:	786	801	817	63%	101.9%	4.03%	3.03%	49	10%
30-year:
≤ 3.0%	7,390	7,482	7,357	2%	100.1%	3.57%	2.97%	26	6%
3.5%	16,365	17,227	16,849	72%	105.4%	4.07%	2.75%	38	7%
4.0%	13,464	14,368	14,224	61%	107.4%	4.51%	2.92%	45	7%
4.5%	1,246	1,341	1,352	87%	107.6%	4.97%	3.30%	67	8%
5.0%	119	127	130	65%	106.8%	5.45%	3.73%	104	10%
≥ 5.5%	120	132	133	38%	110.0%	6.20%	3.40%	122	14%
Total 30-year	38,704	40,677	40,045	56%	105.4%	4.19%	2.86%	40	7%
Total fixed rate	$54,065	$56,460	$55,901	58%	104.6%	4.05%	2.73%	46	8%
________________________________

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

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2016.
As of December 31, 2017 and 2016, our investments in CRT and non-Agency securities had the following credit ratings:

	December 31, 2017			December 31, 2016
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$7	$—	$—	$99	$—
BBB	20	—	29	—	—	23
BB	136	—	—	—	—	—
B	691	—	—	164	2	—
Not Rated	29	—	—	—	—	—
Total	$876	$7	$29	$164	$101	$23
 ________________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of December 31, 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%. As of December 31, 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, referenced to loans originated between 2015 and 2016 with weighted average coupons ranging from 4.0% to 4.2%.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates relate to the recognition of interest income and the fair value of our investments and derivatives. Certain of these items involve estimates that require management to make judgments that are subjective in nature. We rely on our experience and analysis of historical and current market data to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts based on such estimates. The remainder of our significant accounting policies are described in Note 2 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and their contractual terms and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, taking into account scheduled contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2017 was 104.9% of par value; therefore, faster actual or projected prepayments could significantly reduce the yield on our assets.
Future prepayment rates are difficult to predict and we rely on a third-party service provider and our experience and analysis of historical and current market data to arrive at what we believe to be reasonable estimates. Our third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the third-party estimates and, based on our judgment, we may adjust the estimates.
We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) actual prepayments to date and current estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Consequently, under different conditions, we could report materially different amounts. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K includes the estimated change in our net interest income should interest rates instantaneously go up or down by 50 and 100 basis points.
At the time we purchase non-Agency securities that are not of high credit quality, we determine an effective interest rate based on our estimate of the timing and amount of cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments, based on input and analysis received from external sources, internal models, and our judgment about interest rates, prepayment rates, timing and amount of estimated credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
Fair Value of Investment Securities
We estimate the fair value of our investment securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and ask prices for similar securities; benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves; convexity, duration and the underlying characteristics of the security, including coupon, periodic and life caps; rate reset period; issuer; additional credit support; and expected life of the security. We generally obtain 3 to 6 quotes or prices per security. We attempt to validate these quotes by comparing them to our recent completed transactions involving the same or similar securities on or near the reporting date. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently estimated.
At the time we purchase a security, we either designate it as held-to-maturity, available-for-sale or trading (depending on our ability and intent to hold such security to maturity) or we elect the fair value option of accounting for such securities. All of our securities are reported at fair value as they have either been designated as available-for-sale or trading or we have elected the fair value option of accounting. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated

OCI. Unrealized gains and losses on securities classified as trading or for which we elected the fair value option are reported in net income through other gain (loss) during the period in which they occur. Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities acquired after fiscal year 2016. In our view, this election simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a reporting period, as the fair value changes for these assets are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. We are not permitted to change the designation of securities acquired prior to January 1, 2017; accordingly, such securities will continue to be classified as available-for-sale securities until we receive full repayment of principal or we dispose of the security.
We evaluate securities classified as available-for-sale for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted.
If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. However, with respect to the first condition, since the liquidity of the Agency securities market allows us to obtain competitive bids and execute on a sale transaction typically within a day or two of making the decision to sell a security, we generally do not make decisions to sell specific mortgage securities until shortly prior to initiating a sell order.
If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. In evaluating if the third condition exists, our investments in Agency securities typically would not have a credit component since the principal and interest payments are guaranteed by a GSE or U.S. Government agency, and by their designation as available-for-sale securities, any non-credit component would have been fully recognized in OCI.
Derivative Financial Instruments/Hedging Activity
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risks. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The primary instruments that we use are interest rate swaps, swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. We also use TBA contracts for the forward purchase or sale of Agency RMBS.
We recognize all derivatives as either assets or liabilities on our consolidated balance sheets, measured at fair value. We do not designate our derivative instruments as hedges for GAAP accounting purposes; therefore, all changes in their fair value are reported in earnings in our consolidated statements of comprehensive income in gain (loss) on derivatives and other securities, net during the period in which they occur.
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

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "economic interest income", "economic interest expense," "net spread and dollar roll income," "net spread and dollar roll income, excluding 'catch-up' premium amortization," "estimated taxable income" and the related per common share measures and certain financial metrics derived from such non-GAAP information, such as "cost of funds" and "net interest margin."
"Economic interest income" is measured as interest income (GAAP measure), adjusted to (i) exclude "catch-up" premium amortization associated with changes in CPR estimates and to (ii) include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense and interest rate swap periodic costs. "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and dividends on REIT equity securities ("adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure), adjusted to exclude non-recurring transaction costs (referred to as "adjusted operating expenses"), net of management fee income (GAAP measure) ("other operating income (expense), net)."
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
Specifically, in the case of "adjusted net interest and dollar roll income," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements in such measure and in "economic interest expense" is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and it is more indicative of our total cost of funds than interest expense alone. In the case of "economic interest income" and "net spread and dollar roll income, excluding 'catch-up' premium amortization," we believe the exclusion of "catch-up" adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. We also believe the exclusion of issuance costs of redeemed preferred stock reported as a reduction to net income available to common stockholders under GAAP and transactions costs associated with our acquisition of AMM reported in general, administrative and other expense under GAAP is meaningful as they represent non-recurring transaction costs and are not representative of our ongoing operating costs. In the case of estimated taxable income, we believe it is meaningful information because it directly relates to the amount of dividends we are required to distribute to maintain our REIT qualification status.
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

FISCAL YEAR 2017 COMPARED TO FISCAL YEAR 2016
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2017 and 2016 (dollars in millions), which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" amortization adjustments due to changes in our CPR forecast, and implied interest income on our TBA securities:

	Fiscal Year 2017		Fiscal Year 2016
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$1,671	3.70%	$1,721	3.64%
Net premium amortization	(378)	(0.97)%	(400)	(0.96)%
Interest income (GAAP measure)	1,293	2.73%	1,321	2.68%
Estimated "catch-up" premium amortization cost due to change in CPR forecast	37	0.08%	10	0.02%
Interest income, excluding "catch-up" premium amortization cost	1,330	2.81%	1,331	2.70%
TBA dollar roll income - implied interest income [1,2]	493	2.92%	264	2.56%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$1,823	2.84%	$1,595	2.68%

Weighted average actual portfolio CPR for investment securities held during the period	10.9%		12.3%
Weighted average projected CPR for the remaining life of investment securities held as of period end	8.4%		8.0%
Average 30-year fixed rate mortgage rate as of period end [3]	3.99%		4.32%
10-year U.S. Treasury rate as of period end	2.41%		2.43%
  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

2.
TBA implied asset yield is derived from the Company's executed TBA roll levels and TBA delivery assumptions sourced from Barclays Bank, PLC,'s "Barclays Live" research application for the associated weighted average coupon, weighted average maturity, and 1-month projected CPR. Amount is gross of TBA implied funding cost.

3.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield on our securities. The following is a summary of the estimated impact of each of these elements on our economic interest income for fiscal year 2017, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Fiscal Year 2017 vs. 2016
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(28)	$(52)	$24
Estimated "catch-up" premium amortization cost due to change in CPR forecast	27	—	27
Interest income, excluding "catch-up" premium amortization cost	(1)	(52)	51
TBA dollar roll income - implied interest income	229	167	62
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$228	$115	$113
The size of our average investment portfolio increased 8% (at cost) from the prior year period, consisting of a 4% decrease in holdings reported as investment securities and a 63% increase in TBA assets reported as derivative assets/(liabilities) on our consolidated balance sheets. The overall increase in our investment portfolio was primarily a function of new equity issuances during 2017. The increase in our average asset yield on our investment portfolio to 2.84% for fiscal year 2017, from 2.68% for the prior year period, was largely due to changes in asset composition as we increased our holdings of 30-year fixed rate securities relative to shorter duration assets.

Leverage
Our primary measure of leverage is our tangible net book value "at risk" leverage ratio. Tangible net book value "at risk" leverage is measured as the sum of our Agency repurchase agreements and other debt used to fund our investment securities and our net TBA position (at cost) (together referred to as "mortgage borrowings") and our net receivable/payable for unsettled investment securities divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible assets related to our acquisition of AMM on July 1, 2016.
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
Our tangible net book value "at risk" leverage was 8.1x and 7.7x as of December 31, 2017 and 2016, respectively. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Agency Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Average "At Risk" Leverage during the Period [4]	Tangible Net Book Value "At Risk" Leverage as of Period End [3]	"At Risk" Leverage as of Period End [5]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2017	$48,122	$51,322	$50,653	$18,355	$15,739	8.1:1	7.6:1	8.1:1	7.6:1
September 30, 2017	$41,406	$47,442	$45,885	$18,616	$19,433	7.9:1	7.4:1	8.0:1	7.6:1
June 30, 2017	$38,945	$40,112	$39,463	$16,931	$17,283	8.0:1	7.4:1	8.1:1	7.5:1
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.8:1	7.2:1	8.0:1	7.4:1
December 31, 2016	$41,031	$42,157	$41,183	$14,141	$11,312	7.8:1	7.3:1	7.7:1	7.1:1
September 30, 2016	$44,401	$46,555	$41,154	$10,748	$15,540	7.6:1	7.1:1	7.7:1	7.2:1
June 30, 2016	$46,948	$48,875	$45,502	$8,238	$6,975	N/A	7.2:1	N/A	7.2:1
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	N/A	7.0:1	N/A	7.3:1
________________________________

1.	Other debt includes FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

4.
Average "at risk" leverage during the period was calculated by dividing the sum of our daily weighted average mortgage borrowings outstanding during the period by the sum of our average month-ended stockholders' equity less our average investment in REIT equity securities for the period.

5.
"At risk" leverage as of period end is calculated by dividing the sum of our mortgage borrowings outstanding and our receivable/payable for unsettled investment securities as of period end (at cost) by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repo agreements.

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2017 and 2016 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and periodic interest rate swap costs:

	Fiscal Year 2017		Fiscal Year 2016
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Interest expense:
Repurchase agreements and other debt interest expense	$524	1.25%	$355	0.79%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	—%	39	0.09%
Interest expense (GAAP measure)	524	1.25%	394	0.80%
TBA dollar roll income - implied interest expense [2]	164	0.97%	48	0.47%
Economic interest expense - before interest rate swap costs	688	1.17%	442	0.73%
Periodic interest costs of interest rate swaps reported in gain (loss) on derivative instruments and other securities, net [3]	127	0.22%	255	0.54%
Total economic interest expense (non-GAAP measure)	$815	1.39%	$697	1.27%
 ________________________________

1.
Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, forward starting swaps or the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.

2.
Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. TBA implied interest expense is derived from the Company's executed TBA roll levels and TBA delivery assumptions sourced from Barclays Bank, PLC,'s "Barclays Live" research application for the associated weighted average coupon, weighted average maturity, and 1-month projected CPR. Amount is gross of TBA implied interest income.

3.	Interest rate swap cost of funds measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following is a summary of the estimated impact of these elements on our economic interest expense for fiscal year 2017, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Fiscal Year 2017 vs. 2016
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$169	$(21)	$190
TBA dollar roll income - implied interest expense	116	30	86
Periodic interest rate swap costs	(167)	33	(200)
Total change in economic interest expense	$118	$42	$76
The average interest rate on our mortgage borrowings increased for fiscal year 2017 largely due to increases in the Federal funds rate, which were partly offset by the benefit of shifting a larger portion of our total Agency repo funding through our captive broker-dealer subsidiary, BES, and a larger relative portion of our overall mortgage funding into TBA dollar roll positions, which had a lower implied funding cost than traditional repo funding. The decrease in our periodic swap costs was due to an increase in the floating rate received on our pay-fixed receive-floating interest rate swaps, partly offset by a larger interest rate swap balance relative to our total mortgage borrowings.

The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for fiscal years 2017 and 2016 (dollars in millions):

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2017	2016
Average Agency repo and other debt outstanding	$41,942	$44,566
Average net TBA portfolio outstanding - at cost	$16,859	$10,329
Average mortgage borrowings outstanding	$58,801	$54,895
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$37,331	$33,541
Ratio of average interest rate swaps to mortgage borrowings outstanding	63%	61%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.55%	1.56%
Average interest rate swap receive-floating rate	(1.21)%	(0.69)%
Average interest rate swap net pay/(receive) rate	0.34%	0.87%
For fiscal years 2017 and 2016, we had an average forward starting swap balance of $2.4 billion and $4.8 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for fiscal years 2017 and 2016 was 68% and 70%, respectively.
Net Interest Margin
The following table presents a summary of our net interest margin, including the impact of TBA dollar roll income and interest rate swap costs and excluding "catch-up" premium amortization for fiscal years 2017 and 2016:

	Fiscal Year
	2017	2016
Investment and TBA securities - average asset yield, excluding "catch-up" premium amortization	2.84%	2.68%
Investment and TBA securities - average aggregate cost of funds	(1.39)%	(1.27)%
Investment and TBA securities - average net interest margin, excluding "catch-up" premium amortization	1.45%	1.41%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for fiscal years 2017 and 2016 (dollars in millions):

	Fiscal Year
	2017	2016
Net interest income (GAAP measure)	$769	$927
TBA dollar roll income, net [1]	329	216
Periodic interest costs of interest rate swaps, net [1]	(127)	(255)
Dividend income from REIT equity securities [1]	1	2
Adjusted net interest and dollar roll income	972	890
Other operating income (expense):
Management fee income	13	8
Operating expenses	(70)	(105)
Non-recurring transaction costs	—	9
Adjusted operating income (expense), net	(57)	(88)
Net spread and dollar roll income	915	802
Dividend on preferred stock	32	28
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	883	774
Estimated "catch-up" premium amortization cost due to change in CPR forecast	37	10
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$920	$784

Weighted average number of common shares outstanding - basic	358.6	331.9
Weighted average number of common shares outstanding - diluted	358.7	331.9
Net spread and dollar roll income per common share - basic	$2.46	$2.33
Net spread and dollar roll income per common share - diluted	$2.46	$2.33
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$2.57	$2.36
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$2.56	$2.36
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for fiscal year 2017 increased $0.20 per diluted common share, or 8%, to $2.56 per diluted common share, compared to $2.36 per diluted common share for the prior year period. The increase was largely due to a larger asset base as a function of new equity issuances during 2017 and lower net operating expenses following our management internalization on July 1, 2016.
Gain (Loss) on Sale of Investment Securities, Net
The following table is a summary of our net gain (loss) on sale of investment securities for fiscal years 2017 and 2016 (in millions):

	Fiscal Year
	2017	2016
Investment securities sold, at cost	$(19,237)	$(17,907)
Sale proceeds	19,174	18,016
Net gain (loss) on sale of investment securities	$(63)	$109

Gross gain on sale of investment securities	$64	$123
Gross loss on sale of investment securities	(127)	(14)
Net gain (loss) on sale of investment securities	$(63)	$109

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2017 and 2016 (in millions):

	Fiscal Year
	2017	2016
Periodic interest costs of interest rate swaps, net	$(127)	$(255)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	329	216
TBA securities - mark-to-market net loss	(150)	(114)
Payer swaptions	(13)	(30)
U.S. Treasury securities - long position	1	7
U.S. Treasury securities - short position	(68)	(85)
U.S. Treasury futures - short position	(9)	(12)
Interest rate swaps - termination fees and variation margin settlements, net	378	(1,145)
REIT equity securities	1	—
Other	3	8
Total realized gain (loss) on derivative instruments and other securities, net	472	(1,155)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	151	(161)
Interest rate swaps	(184)	1,003
Payer swaptions	(53)	27
U.S. Treasury securities - short position	(73)	219
U.S. Treasury futures - short position	9	7
Debt of consolidated VIEs	(2)	(3)
REIT equity securities	—	9
Other	—	(1)
Total unrealized gain (loss) on derivative instruments and other securities, net	(152)	1,100
Total gain (loss) on derivative instruments and other securities, net	$193	$(310)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.
Operating Expenses
The following table includes a summary of our operating expenses for fiscal years 2017 and 2016 (dollars in millions):

	Fiscal Year
	2017	2016
Management fee expense	$—	$52
Compensation and benefits	42	19
Other operating expenses	28	34
Total operating expenses	$70	$105
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
Compensation and benefits expense consist of base salary, bonus, stock-based and other long-term incentive compensation and benefits expense for our employees. Other operating expenses primarily consist of prime broker fees; clearing, settlement and regulatory fees incurred by BES; information technology costs; accounting, legal and Board of Director fees; amortization of intangible assets associated with our acquisition of AMM; and other general overhead expenses. For fiscal year 2016, other operating expenses also included $9 million of non-recurring transaction costs associated with our acquisition of AMM.

Our total annualized operating expense as a percentage of our average stockholders' equity was 0.88% for fiscal year 2017, compared to 1.36% for fiscal year 2016. Our total annualized operating expense, net of management fee income from MTGE, was 0.72% of our average stockholders' equity for fiscal year 2017, which includes 0.04% of non-cash amortization expense associated with intangible assets acquired from our acquisition of AMM. This compares to 1.26%, including 0.14% of non-recurring acquisition costs and non-cash amortization expense associated with our acquisition of AMM, for fiscal year 2016.
Estimated Taxable Income
For fiscal years 2017 and 2016, we had estimated taxable income available to common stockholders of $191 million and $260 million (or $0.53 and $0.78 per diluted common share), respectively. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2017 and 2016 (dollars in millions, except per share amounts):

	Fiscal Year
	2017	2016
Net income	$771	$623
Estimated book to tax differences:
Premium amortization, net	(9)	(46)
Realized gain/loss, net	(654)	1,034
Net capital loss/(utilization of net capital loss carryforward)	(95)	(232)
Unrealized gain/loss, net	223	(1,094)
Other	(13)	3
Total book to tax differences	(548)	(335)
Estimated REIT taxable income	223	288
Dividend on preferred stock	32	28
Estimated REIT taxable income available to common stockholders	$191	$260
Weighted average number of common shares outstanding - basic	358.6	331.9
Weighted average number of common shares outstanding - diluted	358.7	331.9
Estimated REIT taxable income per common share - basic and diluted	$0.53	$0.78

Beginning cumulative non-deductible net capital loss	$452	$684
Net capital loss / (utilization of net capital loss carryforward)	(95)	(232)
Ending cumulative non-deductible net capital loss [1]	$357	$452
Ending cumulative non-deductible net capital loss per ending common share	$0.91	$1.37
 ________________________________

1.	Remaining net capital loss carryforward as of December 31, 2017 expires at the end of fiscal year 2018.
As of December 31, 2017 and 2016, we had distributed all our estimated taxable income for fiscal years 2017 and 2016, respectively. Accordingly, we do not expect to incur an income tax or excise tax liability on our 2017 taxable income, nor did we incur such liabilities on our 2016 taxable income.

The following table summarizes dividends declared during fiscal years 2017 and 2016:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Series C Preferred Stock (Per Depositary Share)	Common Stock
December 31, 2017	$—	$0.484375	$0.43750	$0.54
September 30, 2017	$0.33300	$0.484375	$0.25764	$0.54
June 30, 2017	$0.50000	$0.484375	$—	$0.54
March 31, 2017	$0.50000	$0.484375	$—	$0.54
Total	$1.33300	$1.937500	$0.69514	$2.16

December 31, 2016	$0.50000	$0.484375	$0.484375	$0.54
September 30, 2016	$0.50000	$0.484375	$0.484375	$0.56
June 30, 2016	$0.50000	$0.484375	$0.484375	$0.60
March 31, 2016	$0.50000	$0.484375	$0.484375	$0.60
Total	$2.00000	$1.937500	$1.937500	$2.30
Other Comprehensive Income (Loss)
Other comprehensive income (loss) primarily consists of unrealized gains and (losses) recognized due to the impact of fluctuations in long-term interest rates on the market value of our Agency RMBS designated as available-for-sale securities, net of reversals of prior period unrealized amounts upon realization. For fiscal years 2017 and 2016, we had other comprehensive income (loss) of $52 million and $(331) million, respectively.

FISCAL YEAR 2016 COMPARED TO FISCAL YEAR 2015:
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2016 and 2015 (dollars in millions):

	Fiscal Year 2016		Fiscal Year 2015
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$1,721	3.64%	$1,874	3.62%
Net premium amortization	(400)	(0.96)%	(408)	(0.91)%
Interest income (GAAP measure)	1,321	2.68%	1,466	2.71%
Estimated "catch-up" premium amortization cost due to change in CPR forecast	10	0.02%	1	0.01%
Interest income, excluding "catch-up" premium amortization cost	1,331	2.70%	1,467	2.72%
TBA dollar roll income - implied interest income [1,2]	264	2.56%	246	3.26%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$1,595	2.68%	$1,713	2.78%

Weighted average actual portfolio CPR for investment securities held during the period	12.3%		10.4%
Weighted average projected CPR for the remaining life of investment securities held as of period end	8.0%		8.4%
Average 30-year fixed rate mortgage rate as of period end [3]	4.32%		4.01%
10-year U.S. Treasury rate as of period end	2.43%		2.27%
 ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

2.
TBA implied asset yield is derived from the Company's executed TBA roll levels and TBA delivery assumptions sourced from Barclays Bank, PLC,'s "Barclays Live" research application for the associated weighted average coupon, weighted average maturity, and 1-month projected CPR. Amount is gross of TBA implied funding cost.

3.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The following is a summary of the estimated impact of the principal elements impacting our economic interest income on the decrease in interest income from fiscal year 2015 to 2016 (in millions):

Impact of Changes in the Principal Elements Impacting Interest Income
Fiscal Year 2016 vs. 2015
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(145)	$(129)	$(16)
Estimated "catch-up" premium amortization cost due to change in CPR forecast	9	—	9
Interest income, excluding "catch-up" premium amortization cost	(136)	(129)	(7)
TBA dollar roll income - implied interest income	18	91	(73)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(118)	$(38)	$(80)
The size of our average investment portfolio decreased 3% (at cost) during fiscal year 2016, compared to the prior year period, consisting of a 9% decrease in holdings reported as investment securities and a 37% increase in TBA assets reported as derivative assets/(liabilities) on our consolidated balance sheets. The overall decrease in our investment portfolio was primarily a function of share repurchases during fiscal years 2016 and 2015. The decrease in our average asset yield on our investment portfolio to 2.68% for fiscal year 2016, from 2.78% for the prior year period, was largely due to changes in portfolio composition.

Leverage
Our total "at risk" leverage was 7.1x and 6.8x our stockholders' equity as of December 31, 2016 and 2015, respectively. Our tangible net book value "at risk" leverage was 7.7x our tangible stockholders' equity as of December 31, 2016. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Agency Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Total "At Risk" Leverage during the Period [3]	Tangible Net Book Value Average Total "At Risk" Leverage during the Period [4]	"At Risk" Leverage as of Period End [5]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2016	$41,031	$42,157	$41,183	$14,141	$11,312	7.3:1	7.8:1	7.1:1	7.7:1
September 30, 2016	$44,401	$46,555	$41,154	$10,748	$15,540	7.1:1	7.6:1	7.2:1	7.7:1
June 30, 2016	$46,948	$48,875	$45,502	$8,238	$6,975	7.2:1	N/A	7.2:1	N/A
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	7.0:1	N/A	7.3:1	N/A
December 31, 2015	$47,018	$50,078	$46,077	$7,796	$7,430	6.8:1	N/A	6.8:1	N/A
September 30, 2015	$43,308	$46,049	$44,683	$9,434	$7,265	6.2:1	N/A	6.8:1	N/A
June 30, 2015	$50,410	$55,097	$45,860	$5,973	$7,104	6.2:1	N/A	6.1:1	N/A
March 31, 2015	$53,963	$58,217	$55,056	$6,957	$4,815	6.5:1	N/A	6.4:1	N/A
________________________________

1.	Other debt includes FHLB advances and debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

4.
Average "at risk" leverage during the period was calculated by dividing the sum of our daily weighted average mortgage borrowings outstanding during the period by the sum of our average month-ended stockholders' equity less our average investment in REIT equity securities for the period.

5.
"At risk" leverage as of period end is calculated by dividing the sum of our mortgage borrowings outstanding and our receivable/payable for unsettled investment securities as of period end (at cost) by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities at period end. Leverage excludes U.S. Treasury repo agreements.

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2016 and 2015 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and periodic interest rate swap costs:

	Fiscal Year 2016		Fiscal Year 2015
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	% [1]	Amount	% [1]
Interest expense:
Repurchase agreements and other debt interest expense	$355	0.79%	$229	0.47%
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	39	0.09%	101	0.21%
Interest expense (GAAP measure)	394	0.80%	330	0.47%
TBA dollar roll income - implied interest expense [2]	48	0.47%	9	0.12%
Economic interest expense - before interest rate swap costs	442	0.73%	339	0.42%
Periodic interest costs of interest rate swaps reported in gain (loss) on derivative instruments and other securities, net [3]	255	0.54%	393	0.88%
Total economic interest expense (non-GAAP measure)	$697	1.27%	$732	1.30%
 ________________________________

1.
Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, forward starting swaps or the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.

2.
Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. TBA implied interest expense is derived from the Company's executed TBA roll levels and TBA delivery assumptions sourced from Barclays Bank, PLC,'s "Barclays Live" research application for the associated weighted average coupon, weighted average maturity, and 1-month projected CPR. Amount is gross of TBA implied interest income.

3.	Interest rate swap cost of funds measured as a percent of average mortgage borrowings outstanding for the period.

The following is a summary of the estimated impact of the principal elements impacting our economic interest expense for fiscal year 2016, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Fiscal Year 2016 vs. 2015
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$126	$(21)	$147
TBA dollar roll income - implied interest expense	39	3	36
Periodic interest rate swap costs	(200)	(23)	(177)
Total change in economic interest expense	$(35)	$(41)	$6
The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for fiscal years 2016 and 2015 (dollars in millions):

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2016	2015
Average Agency repo and other debt outstanding	$44,566	$48,641
Average net TBA portfolio outstanding - at cost	$10,329	$7,547
Average mortgage borrowings outstanding	$54,895	$56,188
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$33,541	$35,220
Ratio of average interest rate swaps to mortgage borrowings outstanding	61%	63%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.56%	1.68%
Average interest rate swap receive-floating rate	(0.69)%	(0.28)%
Average interest rate swap net pay/(receive) rate	0.87%	1.40%
For fiscal years 2016 and 2015, we had an average forward starting swap balance of $4.8 billion and $10.2 billion, respectively. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for fiscal years 2016 and 2015 was 70% and 81%, respectively.
Net Interest Margin
The following table presents a summary of our net interest margin, including the impact of TBA dollar roll income and interest rate swap costs and excluding "catch-up" premium amortization for fiscal years 2016 and 2015:

	Fiscal Year
	2016	2015
Investment and TBA securities - average asset yield, excluding "catch-up" premium amortization	2.68%	2.78%
Investment and TBA securities - average aggregate cost of funds	(1.27)%	(1.30)%
Investment and TBA securities - average net interest margin, excluding "catch-up" premium amortization	1.41%	1.48%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for fiscal years 2016 and 2015 (dollars in millions):

	Fiscal Year
	2016	2015
Net interest income	$927	$1,136
TBA dollar roll income, net [1]	216	237
Periodic interest costs of interest rate swaps, net [1]	(255)	(393)
Dividend income from REIT equity securities [1]	2	6
Adjusted net interest and dollar roll income	890	986
Other operating income (expense):
Management fee income	8	—
Operating expenses	(105)	(139)
Non-recurring transaction costs	9	—
Adjusted operating (income) expense, net	(88)	(139)
Net spread and dollar roll income	802	847
Dividend on preferred stock	28	28
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	774	819
Estimated "catch-up" premium amortization cost due to change in CPR forecast	10	1
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$784	$820

Weighted average number of common shares outstanding - basic and diluted	331.9	348.6
Net spread and dollar roll income per common share - basic and diluted	$2.33	$2.35
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic and diluted	$2.36	$2.35
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for fiscal year 2016 was largely unchanged at $2.36 per common share compared to $2.35 per common share for the prior year period, as the decline in our net interest margin, inclusive of TBAs and periodic interest rate swap costs, was offset by higher "at risk" leverage and lower operating costs as a function of our management internalization on July 1, 2016.
Gain (Loss) on Sale of Investment Securities, Net
The following table is a summary of our net gain (loss) on sale of investment securities for fiscal years 2016 and 2015 (in millions):

	Fiscal Year
	2016	2015
Investment securities sold, at cost	$(17,907)	$(27,578)
Sale proceeds	18,016	27,555
Net gain (loss) on sale of investment securities	$109	$(23)

Gross gain on sale of investment securities	$123	$98
Gross loss on sale of investment securities	(14)	(121)
Net gain (loss) on sale of investment securities	$109	$(23)

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2016 and 2015 (in millions):

	Fiscal Year
	2016	2015
Periodic interest costs of interest rate swaps, net	$(255)	$(393)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	216	237
TBA securities - mark-to-market net gain (loss)	(114)	246
Payer swaptions	(30)	(77)
Receiver swaptions	—	15
U.S. Treasury securities - long position	7	(33)
U.S. Treasury securities - short position	(85)	(72)
U.S. Treasury futures - short position	(12)	(21)
Interest rate swap termination fees	(1,145)	(327)
REIT equity securities	—	4
Other	8	1
Total realized loss on derivative instruments and other securities, net	(1,155)	(27)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net loss	(161)	(178)
Interest rate swaps	1,003	(212)
Payer swaptions	27	42
Receiver swaptions	—	(11)
U.S. Treasury securities - long position	—	(5)
U.S. Treasury securities - short position	219	4
U.S. Treasury futures - short position	7	9
Debt of consolidated VIEs	(3)	16
REIT equity securities	9	(9)
Other	(1)	—
Total unrealized gain (loss) on derivative instruments and other securities, net	1,100	(344)
Total loss on derivative instruments and other securities, net	$(310)	$(764)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.
Operating Expenses
The following table includes a summary of our operating expenses for fiscal years 2016 and 2015 (dollars in millions):

	Fiscal Year
	2016	2015
Management fee expense	52	116
Compensation and benefits	19	—
Other operating expenses	34	23
Total operating expenses	$105	$139
Compensation and benefits expense primarily consisted of base salary, bonus and benefits expense for our employees incurred following our management internalization on July 1, 2016. Other operating expenses primarily consisted of prime broker fees, information technology costs, accounting fees, legal fees, Board of Director fees, insurance expense and general overhead expenses. For fiscal year 2016, other operating expenses included $9 million of non-recurring transaction costs associated with our acquisition of AMM. Our total annualized operating expense as a percentage of our average stockholders' equity was 1.36% and 1.58% for fiscal years 2016 and 2015, respectively. Our total annualized operating expense, net of management fee income from MTGE, was 1.26%, including 0.14% of non-recurring acquisition costs and non-cash amortization expense associated with our acquisition of AMM, for fiscal year 2016.
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
For fiscal years 2016 and 2015, we distributed all our taxable income within the limits prescribed by the Internal Revenue Code. Accordingly, did not incur an income tax or excise tax liability on our 2016 or 2015 taxable income.
The following table summarizes dividends declared on our preferred and common stock during fiscal years 2016 and 2015:

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

Other Comprehensive Income (Loss)
The following table summarizes the components of our other comprehensive loss for fiscal years 2016 and 2015 (in millions):

	Fiscal Year
	2016	2015
Unrealized gain (loss) on available-for-sale securities, net:
Unrealized loss, net	$(261)	$(620)
Reversal of prior period unrealized (gain) loss, net, upon realization	(109)	23
Unrealized loss on available-for-sale securities, net:	(370)	(597)
Unrealized gain on interest rate swaps previously designated as cash flow hedges:
Reversal of prior period unrealized loss on interest rate swaps, net, upon reclassification to interest expense	39	101
Total other comprehensive loss	$(331)	$(496)

LIQUIDITY AND CAPITAL RESOURCES
Our primary sources of funds are borrowings under master repurchase agreements, asset sales, receipts of monthly principal and interest payments on our investment portfolio and equity offerings. We may also enter into TBA contracts to acquire or dispose of Agency RMBS and TBA dollar roll transactions to finance Agency RMBS purchases. Because the level of our borrowings can be adjusted daily, the level of cash and cash equivalents carried on our balance sheet is significantly less important than the potential liquidity available under our borrowing arrangements. Our leverage will vary periodically depending on market conditions and our assessment of risks and returns. We generally would expect our leverage to be within six to twelve times the amount of our tangible stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
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
Debt Capital
As of December 31, 2017 and 2016, our mortgage borrowings consisted of the following ($ in millions):

	December 31, 2017		December 31, 2016
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements used to fund Agency RMBS [1]	$50,296	75%	$37,686	71%
Debt of consolidated variable interest entities, at fair value	357	1%	460	1%
FHLB advances	—	—%	3,037	6%
Total debt	50,653	76%	41,183	78%
Net TBA position, at cost	15,739	24%	11,312	22%
Total mortgage borrowings	$66,392	100%	$52,495	100%
________________________________
1. Excludes repurchase agreements used to fund U.S. Treasury securities of $0 million and $172 million as of December 31, 2017 and 2016, respectively.
Our tangible net book value "at risk" leverage was 8.1x and 7.7x as of December 31, 2017 and 2016, respectively, measured as the sum of our total mortgage borrowings, net payable / (receivable) for unsettled investment securities divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible assets and investments in REIT securities.
Repurchase Agreements
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that the majority of our borrowings under repurchase agreements will have maturities ranging up to one year, but may have terms ranging up to five years or longer. Borrowings with maturities greater than one year typically have floating rates of interest based on LIBOR plus or minus a fixed spread.

As of December 31, 2017, we had $50.3 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average cost of funds of 1.57% and a weighted average remaining days-to-maturity of 116 days, compared $37.7 billion, 0.98% and 187 days, respectively, as of December 31, 2016.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2017, we had master repurchase agreements with 43 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, BES. BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of December 31, 2017, $16.6 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2017. For further details regarding our borrowings under repurchase agreements as of December 31, 2017, please refer to Notes 4 and 6 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2017
Counter-Party Region	Number of Counter-Parties	Percent of Agency RMBS Repurchase Agreement Funding
North America:
FICC	1	30%
Other	23	46%
Total North America	24	76%
Europe	14	15%
Asia	5	9%
Total	43	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout fiscal year 2017, haircuts on our pledged collateral remained stable and, as of December 31, 2017, our weighted average haircut was approximately 4.3% of the value of our collateral, inclusive of collateral funded through BES. As of December 31, 2017, our maximum amount at risk (or the amount of our repurchase liabilities in excess of the value of collateral pledged) with any counterparty related to our repurchase agreements was less than 5% of our tangible stockholders' equity, and our top five repo counterparties represented less than 14% of our tangible stockholders' equity.
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
As of December 31, 2017, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.0 billion and unpledged securities of approximately $3.6 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.

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
To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we utilize an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed rate assets during a period of rising interest rates. The primary derivative instruments that we use are interest rate swaps, interest rate swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. Please refer to Notes 2 and 5 to our Consolidated Financial Statements in this Form 10-K for further details regarding our use of derivative instruments.
As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of December 31, 2017, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments. We may also use TBAs to leverage (or deleverage) our investment portfolio using long (or short) TBA contracts (see Notes 2 and 5 to our Consolidated Financial Statements in this Form 10-K additional details on of our TBA transactions).
Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2017, we had a net long TBA position with a total market value and a total cost basis of $15.7 billion and a net carrying value of $3 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-K.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of December 31, 2017, the minimum net capital required was $0.3 million and BES had excess net capital of $258.8 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by the SIFMA. We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of December 31, 2017, approximately 90% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
Equity Capital
To the extent we raise additional equity capital we may use cash proceeds from such transactions to purchase additional investment securities, make scheduled payments of principal and interest on our funding liabilities and/or for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock, subject to the provisions of a stock repurchase program in effect at such time.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2017, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of December 31, 2017, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and related interest expense (in millions):

	Fiscal Year
	2018	2019	2020	2021	2022	Total
Repurchase agreements	$45,771	$1,700	$2,200	$625	$—	$50,296
Interest expense [1]	191	61	20	1	—	273
Total	$45,962	$1,761	$2,220	$626	$—	$50,569
________________________________

1.	Interest expense is calculated based on the weighted average interest rates on our repurchase agreements as of December 31, 2017.

FORWARD-LOOKING STATEMENTS
This document contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward looking statements are based on estimates, projections, beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K and involve risks and uncertainties in predicting future results and conditions.  Our actual performance could differ materially from those projected or anticipated in any forward looking statements due to a variety of factors, including, without limitation, changes in interest rates, the yield curve or prepayment rates; the availability and terms of financing; changes in the market value of our assets; the effectiveness of our risk mitigation strategies; conditions in the market for Agency and other mortgage securities; or legislative or regulatory changes that affect our status as a REIT or our exemption from the Investment Company Act of 1940 or that affect the GSE’s or secondary mortgage market in which we participate.  A discussion of risks and uncertainties that could cause actual results to differ from any of our forward looking statements is included in this document under Item 1A. Risk Factors.  We caution readers not to place undue reliance on our forward looking statements.

Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate, prepayment, spread, liquidity, extension and credit risk.
Interest Rate Risk
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. We are subject to interest rate risk in connection with our assets and related financing obligations. Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques to mitigate the influence of interest rate changes on our net interest income and fluctuations of our net asset value.
We seek to hedge interest rate risk with respect to both the fixed income nature of our assets and short-term, variable rate nature of our financing. In hedging interest rates with respect to our fixed income assets, we attempt to reduce the risk of losses on the value of our investments that may result from changes in interest rates in the broader markets. In utilizing interest rate hedges with respect to our financing, we attempt to improve risk-adjusted returns and, where possible, to obtain a favorable spread between the yield on our assets and the cost of our financing. The principal instruments that we use to hedge our interest rate risk are interest rate swaps, swaptions, U.S. Treasury securities and U.S. Treasury futures contracts.
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate assets will largely remain static. This can result in a decline in our net interest margin. The severity of any such decline would depend on our asset, liability and hedge composition at the time, as well as the magnitude and duration of the interest rate increase.
Changes in the level of interest rates can also affect the rate of mortgage prepayments and the value of our assets. Our hedging techniques are highly complex and are partly based on assumed levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses on such transactions and adversely affect our cash flow.
Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the estimated percentage change in market value of our assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. The duration of our assets changes with interest rates and tends to increase when interest rates rise and decrease when interest rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.
We estimate the duration and convexity of our assets using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our judgment to better reflect any unique characteristics and market trading conventions associated with certain types of securities.
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our tangible net book value as of December 31, 2017 and 2016 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity.
All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2017 and 2016. We apply a floor of 0% for the down rate scenarios on our interest-bearing liabilities and the variable leg of our interest rate swaps, such that any hypothetical interest rate decrease would have a limited positive impact on our funding costs beyond a certain level.
To the extent that these estimates or other assumptions do not hold true, which is likely in a period of high volatility, actual results could differ materially from our projections. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate changes on a static portfolio, we actively manage our portfolio and we continuously adjust the size and composition of our asset and hedge portfolio.

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Tangible Net Asset Value [3,5]
As of December 31, 2017
-100 Basis Points	-10.4%	-1.0%	-9.1%
-50 Basis Points	-3.9%	-0.2%	-1.9%
+50 Basis Points	+0.4%	-0.2%	-2.0%
+100 Basis Points	+0.2%	-0.7%	-6.6%

As of December 31, 2016
-100 Basis Points	-9.7%	+0.6%	+4.9%
-50 Basis Points	-1.8%	+0.5%	+4.4%
+50 Basis Points	+4.1%	-0.8%	-6.9%
+100 Basis Points	+6.2%	-1.7%	-15.3%
________________________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 8.4% and 8.0% as of December 31, 2017 and 2016, respectively. As of December 31, 2017, rate shock scenarios assume a forecasted CPR of 13%, 10%, 7% and 7% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2016, rate shock scenarios assume a forecasted CPR of 10%, 9%, 7% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR. Down rate scenarios assume a floor of 0% for anticipated interest rates.

3.	Includes the effect of derivatives and other securities used for hedging purposes.

4.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of such date.

5.	Estimated dollar change in portfolio value expressed as a percent of tangible stockholders' equity, net of the aggregate preferred stock liquidation preference, as of such date.
Prepayment Risk
Prepayment risk is the risk that our assets will be repaid at a faster rate than anticipated. Interest rates and numerous other factors affect the rate of prepayments, including housing prices, general economic conditions, loan age, size and loan-to-value ratios, and the pace of GSE buyouts of delinquent loans underlying our securities among other factors. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.
If our assets prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at acceptable yields. If the proceeds are reinvested at lower yields than our existing assets, our net interest income would be negatively impacted. We also amortize or accrete premiums and discounts we pay or receive at purchase relative to the stated principal of our assets into interest income over their projected lives using the effective interest method. If the actual and estimated future prepayment experience differs from our prior estimates, we are required to record an adjustment to interest income for the impact of the cumulative difference in the effective yield.
Extension Risk
Similar to prepayment risk, extension risk is the risk that our assets will be repaid at a slower rate than anticipated. Extension risk generally increases when interest rates rise. In this scenario, we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting our net interest margin, and thus our net interest income.
Spread Risk
Spread risk is the risk that the market spread between the yield on our assets and the yield on benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary. The inherent spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, liquidity, or changes in required rates of return on different assets. Our strategies are generally not specifically designed to protect against spread risk, thus while we use interest rate swaps and other hedges to attempt to protect against moves in interest rates, our hedges will typically not protect our net book value against spread risk and our tangible net book value could decline if spreads widen.
The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value as of December 31, 2017 and 2016 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.3 and 5.4 years as of December 31, 2017 and 2016, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Tangible Net Asset Value [2,4]
As of December 31, 2017
-25 Basis Points	+1.3%	+12.6%
-10 Basis Points	+0.5%	+5.0%
+10 Basis Points	-0.5%	-5.0%
+25 Basis Points	-1.3%	-12.6%

As of December 31, 2016
-25 Basis Points	+1.3%	+12.0%
-10 Basis Points	+0.5%	+4.8%
+10 Basis Points	-0.5%	-4.8%
+25 Basis Points	-1.3%	-12.0%
________________________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.

3.	Estimated dollar change in investment portfolio value expressed as a percent of the total fair value of our investment portfolio as of such date.

4.	Estimated dollar change in portfolio value expressed as a percent of tangible stockholders' equity, net of the aggregate preferred stock liquidation preference, as of such date.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term, variable rate borrowings.  As of December 31, 2017, we had unrestricted cash and cash equivalents of $1.0 billion and unpledged securities of approximately $3.6 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
In addition, we often utilize TBA dollar roll transactions to invest in and finance Agency RMBS. Under certain conditions it may be uneconomical to roll our TBA dollar roll transactions beyond the next settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash, which could negatively impact our liquidity position, result in defaults or force us to sell assets under adverse conditions.
Credit Risk
Credit risk is the risk that we may not receive full repayment of principal, interest or other remuneration related credit sensitive instruments. Investments in CRT and non-Agency securities expose us to credit risk. We are also exposed to credit risk in the event our derivative counterparties do not perform under the terms of our derivative agreements or in the event our repurchase agreement counterparties default on their obligations to resell the underlying collateral back to us at the end of the repo term.

We accept credit exposure related to our CRT and non-Agency securities at levels we deem to be prudent within the context of our overall investment strategy. We attempt to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our Agency and credit sensitive assets or our duration gap, when we believe credit performance is inversely correlated with changes in interest rates, to adjust our credit exposure and/or improve the return profile of our assets. Our credit risk related to derivative and repo transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring concentration levels with any one counterparty. We also monitor and adjust the amount of collateral pledged based on changes in market value.
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. As of December 31, 2017, our amount at risk with any counterparty related to our repurchase agreements was less than 5% of our tangible stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.

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

The consolidated financial statements as of December 31, 2017 and 2016 and fiscal years 2017, 2016 and 2015 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audit. For further information refer to the Ernst & Young LLP audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2017, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2017. The effectiveness of our internal control over financial reporting as of December 31, 2017 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2017, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AGNC Investment Corp. as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes, and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

AGNC Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to AGNC Investment Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audit in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether effective internal control over financial reporting was maintained in all material respects.

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

Definition and Limitations of Internal Control Over Financial Reporting

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

/s/ Ernst & Young LLP

Tysons, Virginia
February 26, 2018

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. as of December 31, 2017 and 2016, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2017, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AGNC Investment Corp. at December 31, 2017 and 2016, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2017, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), AGNC Investment Corp.'s internal control over financial reporting as of December 31, 2017, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2018 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of AGNC Investment Corp.'s management. Our responsibility is to express an opinion on these financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to AGNC Investment Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

/s/ Ernst & Young LLP

We have served as AGNC Investment Corp.’s auditor since 2008.

Tysons, Virginia
February 26, 2018

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2017	2016
Assets:
Agency securities, at fair value (including pledged securities of $53,055 and $43,943, respectively)	$55,506	$45,393
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	662	818
Credit risk transfer securities, at fair value	876	164
Non-Agency securities, at fair value (including pledged securities of $0 and $90, respectively)	36	124
U.S. Treasury securities, at fair value (including pledged securities of $0 and $173, respectively)	—	182
REIT equity securities, at fair value	29	—
Cash and cash equivalents	1,046	1,208
Restricted cash and cash equivalents	317	74
Derivative assets, at fair value	205	355
Receivable for securities sold (pledged securities)	—	21
Receivable under reverse repurchase agreements	10,961	7,716
Goodwill and other intangible assets, net	551	554
Other assets	187	271
Total assets	$70,376	$56,880
Liabilities:
Repurchase agreements	$50,296	$37,858
Debt of consolidated variable interest entities, at fair value	357	460
Federal Home Loan Bank advances	—	3,037
Payable for securities purchased	95	—
Derivative liabilities, at fair value	28	256
Dividends payable	80	66
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	10,467	7,636
Accounts payable and other liabilities	299	211
Total liabilities	61,622	49,524
Stockholders' equity:
8.000% Series A Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $0 and $173, respectively)	—	167
7.750% Series B Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $175)	169	169
7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $325 and $0, respectively)	315	—
Common stock - $0.01 par value; 600.0 shares authorized; 391.3 and 331.0 shares issued and outstanding, respectively	4	3
Additional paid-in capital	11,173	9,932
Retained deficit	(2,562)	(2,518)
Accumulated other comprehensive loss	(345)	(397)
Total stockholders' equity	8,754	7,356
Total liabilities and stockholders' equity	$70,376	$56,880
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2017	2016	2015
Interest income:
Interest income	$1,293	$1,321	$1,466
Interest expense	524	394	330
Net interest income	769	927	1,136
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(63)	109	(23)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(71)	(6)	5
Gain (loss) on derivative instruments and other securities, net	193	(310)	(764)
Management fee income	13	8	—
Total other gain (loss), net:	72	(199)	(782)
Expenses:
Management fee expense	—	52	116
Compensation and benefits	42	19	—
Other operating expenses	28	34	23
Total operating expenses	70	105	139
Net income	771	623	215
Dividend on preferred stock	32	28	28
Issuance costs of redeemed preferred stock	6	—	—
Net income available to common stockholders	$733	$595	$187

Net income	$771	$623	$215
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	52	(370)	(597)
Unrealized gain on derivative instruments, net	—	39	101
Other comprehensive income (loss)	52	(331)	(496)
Comprehensive income (loss)	823	292	(281)
Dividend on preferred stock	32	28	28
Issuance costs of redeemed preferred stock	6	—	—
Comprehensive income (loss) available (attributable) to common stockholders	$785	$264	$(309)

Weighted average number of common shares outstanding - basic	358.6	331.9	348.6
Weighted average number of common shares outstanding - diluted	358.7	331.9	348.6
Net income per common share - basic and diluted	$2.04	$1.79	$0.54
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	8.000% Series A Cumulative Redeemable Preferred Stock	7.750% Series B Cumulative Redeemable Preferred Stock	7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance, December 31, 2014	$167	$169	$—	352.8	$4	$10,332	$(1,674)	$430	$9,428
Net Income	—	—	—	—	—	—	215	—	215
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(597)	(597)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	—	101	101
Repurchase of common stock	—	—	—	(15.3)	(1)	(284)	—	—	(285)
Preferred dividends declared	—	—	—	—	—	—	(28)	—	(28)
Common dividends declared	—	—	—	—	—	—	(863)	—	(863)
Balance, December 31, 2015	167	169	—	337.5	3	10,048	(2,350)	(66)	7,971
Net income	—	—	—	—	—	—	623	—	623
Other comprehensive income (loss):
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(370)	(370)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	—	39	39
Repurchase of common stock	—	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared	—	—	—	—	—	—	(28)		(28)
Common dividends declared	—	—	—	—	—	—	(763)	—	(763)
Balance, December 31, 2016	167	169	—	331.0	3	9,932	(2,518)	(397)	7,356
Net income	—	—	—	—	—	—	771	—	771
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	52	52
Stock-based compensation	—	—	—	—	—	4	—	—	4
Issuance of preferred stock	—	—	315	—	—	—	—	—	315
Redemption of preferred stock	(167)	—	—	—	—	—	(6)	—	(173)
Issuance of common stock	—	—	—	60.3	1	1,237	—	—	1,238
Preferred dividends declared	—	—	—	—	—	—	(32)	—	(32)
Common dividends declared	—	—	—	—	—	—	(777)	—	(777)
Balance, December 31, 2017	$—	$169	$315	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2017	2016	2015
Operating activities:
Net income	$771	$623	$215
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	378	400	408
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	—	39	101
Amortization of intangible assets	3	2	—
Stock-based compensation	4	1	—
(Gain) loss on sale of investment securities, net	63	(109)	23
Unrealized gain (loss) on investment securities measured at fair value through net income, net	71	6	(5)
(Gain) loss on derivative instruments and other securities, net	(193)	310	764
(Increase) decrease in other assets	82	34	(83)
Increase in accounts payable and other accrued liabilities	81	46	5
Net cash provided by operating activities	1,260	1,352	1,428
Investing activities:
Purchases of Agency mortgage-backed securities	(35,920)	(20,836)	(32,770)
Purchases of credit risk transfer and non-Agency securities	(1,074)	(229)	(116)
Proceeds from sale of Agency mortgage-backed securities	18,701	18,030	27,794
Proceeds from sale of credit risk transfer and non-Agency securities	494	—	—
Principal collections on Agency mortgage-backed securities	6,869	8,114	7,920
Principal collections on credit risk transfer and non-Agency securities	5	23	2
Payments on U.S. Treasury securities	(11,756)	(4,483)	(49,724)
Proceeds from U.S. Treasury securities	14,557	10,393	48,354
Net proceeds from (payments on) reverse repurchase agreements	(3,162)	(6,003)	3,505
Net proceeds from (payments on) derivative instruments	253	(1,292)	(328)
Purchases of REIT equity securities	(28)	—	(11)
Proceeds from sale of REIT equity securities	—	39	35
Purchase of AGNC Mortgage Management, LLC, net of cash acquired	—	(555)	—
(Increase) decrease in restricted cash pledged for derivative instruments	(267)	1,244	(568)
Net cash provided by (used in) investing activities	(11,328)	4,445	4,093
Financing activities:
Proceeds from repurchase arrangements	483,516	217,538	380,580
Payments on repurchase agreements	(471,078)	(221,434)	(389,122)
Proceeds from Federal Home Loan Bank advances	—	2,098	12,957
Payments on Federal Home Loan Bank advances	(3,037)	(2,814)	(9,204)
Payments on debt of consolidated variable interest entities	(104)	(135)	(155)
Net proceeds from preferred stock issuance	315	—	—
Payment for preferred stock redemption	(173)	—	—
Net proceeds from common stock issuances	1,238	—	—
Payments for common stock repurchases	—	(116)	(285)
Cash dividends paid	(795)	(799)	(902)
(Increase) decrease in restricted cash pledged for derivative instruments	24	(37)	—
Net cash provided by (used in) financing activities	9,906	(5,699)	(6,131)
Net change in cash and cash equivalents	(162)	98	(610)
Cash and cash equivalents at beginning of period	1,208	1,110	1,720
Cash and cash equivalents at end of period	$1,046	$1,208	$1,110

Supplemental disclosure to cash flow information:
Interest paid	$474	$332	$215
Taxes paid	$—	$—	$1
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
We were organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
We operate to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a REIT, we are required to distribute annually 90% of our taxable income. So long as we continue to qualify as a REIT, we will generally not be subject to U.S. Federal or state corporate taxes on our taxable income to the extent that we distribute our annual taxable income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent tax year.
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
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investment assets, net of associated borrowing and hedging activities, and net realized gains and losses on our investments and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
Prior to July 1, 2016, we were externally managed by AGNC Management, LLC (our "Manager"). On July 1, 2016, we completed the acquisition of all the outstanding membership interests of AGNC Mortgage Management, LLC ("AMM"), the parent company of our Manager, from American Capital Asset Management, LLC, a wholly owned portfolio company of American Capital, Ltd. AMM is also the parent company of MTGE Management, LLC, the external manager of MTGE Investment Corp. ("MTGE") (Nasdaq: MTGE). Following the closing of the acquisition of AMM, we became internally managed and the external manager of MTGE.

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
Investment Securities
The Agency RMBS in which we invest consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the "GSEs") or the Government National Mortgage Association ("Ginnie Mae").
CRT securities are risk sharing instruments issued by the GSEs, and similarly structured transactions issued by third-party market participants, that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third parties to private investors. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or U.S. Government agency; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on a related pool of loans exceed certain thresholds. By reducing the amount that they are obligated to repay to holders of CRT securities, the GSEs and/or other third parties offset credit losses on the related loans.
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
Mortgage-related securities may also include investments in the common stock of other publicly traded mortgage REITs, including MTGE, that primarily invest in Agency securities, non-Agency securities, other mortgage related instruments and/or real estate on a leveraged basis. As of December 31, 2017, our investments in REIT equity securities consisted solely of MTGE common stock.
Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for such securities pursuant to ASC Topic 825, Financial Instruments. All of our securities are reported at fair value as they have either been designated as available-for-sale or trading or we have elected the fair value option of accounting. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated OCI. Unrealized gains and losses on securities classified as trading or for which we elected the fair value option are reported in net income through other gain (loss) during the period in which they occur. Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities acquired after fiscal year 2016. In our view, this election simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a particular reporting period, as the fair value changes for these assets are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. We are not permitted to change the designation of securities acquired prior to January 1, 2017; accordingly, such securities will continue to be classified as available-for-sale securities until we receive full repayment of principal or we dispose of the security.
We estimate the fair value of our investment securities based on a market approach using "Level 2" inputs from third-party pricing services and non-binding dealer quotes derived from common market pricing methods. Such methods incorporate, but are not limited to, reported trades and executable bid and asked prices for similar securities, benchmark interest rate curves, such as the spread to the U.S. Treasury rate and interest rate swap curves, convexity, duration and the underlying characteristics of the security, including coupon, periodic and life caps, rate reset period, issuer, additional credit support and expected life of the security. Refer to Note 7 for further discussion of fair value measurements.

We evaluate our investments designated as available-for-sale for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted. If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. We did not recognize OTTI charges on our investment securities for fiscal years 2017, 2016 or 2015.
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the third-party estimates and, based on our judgment, we may adjust the estimates. We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) actual prepayments to date and our current estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing ("ASC 860"), we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year, but may extend up to five years or more. Interest rates on our repurchase agreements generally correspond to one or three-month LIBOR plus or minus a fixed spread. The fair value of our repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
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
We account for derivative instruments in accordance with ASC 815. ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in our accompanying consolidated balance sheets and to measure those instruments at fair value.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one or three-month LIBOR ("payer swaps") with terms up to 20 years. Our swap agreements are privately negotiated in the over−the−counter ("OTC") market.
Swap agreements entered into after May 2013 are centrally cleared through a registered commodities exchange. We value centrally cleared interest rate swaps using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including LIBOR, swap rates and the forward yield curve. Our centrally cleared swaps require that we post an "initial margin" amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange "variation margin" based upon daily changes in fair value, as measured by the exchange. As a result of amendments to rules governing certain central clearing activities, which took effect January 3, 2017, the exchange of variation margin is a settlement of the interest rate swap, as opposed to pledged collateral. Accordingly, beginning 2017, we account for the receipt or payment of variation margin as a direct reduction to the carrying value of the interest rate swap asset or liability. Variation margin pledged / (received) was previously reported in restricted cash and cash equivalents / (other liabilities) in our consolidated balance sheet.
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
Long-Term Incentive Compensation
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payment awards made to employees and independent directors based on their fair values. Stock-based awards issued under our equity incentive plan include time-based and performance-based restricted stock unit ("RSU") awards. An RSU award is an agreement to issue an equivalent number of shares of our common stock, plus any equivalent shares for dividends declared on our common stock, at the time the award vests, or later if distribution of such shares has been deferred beyond the vesting date. Time-based RSU awards vest over a specified service period. Performance-based RSU awards vest over a specified service period subject to achieving long-term performance criteria.
We value RSU awards based on the fair value of our common stock on the date of grant. Compensation expense is recognized over each award’s respective service period. In the case of performance awards, we estimate the probability that the performance criteria will be achieved, and recognize expense only for those awards expected to vest. We reevaluate our estimates each reporting period and recognize a cumulative effect adjustment to expense if our estimates change from the prior period. We do not estimate forfeiture rates; rather, we adjust for forfeitures in the periods in which they occur.
Shares underlying RSUs are issued on the vesting dates, or later if distribution of such shares has been deferred beyond the vesting date, net of any minimum statutory tax withholdings to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of RSUs outstanding. When RSUs vest, we record a liability for withholding amounts to be paid by us as a reduction to additional paid-in capital.
Other Long-Term Incentive Compensation
Other long-term incentive compensation granted to employees consists of dollar denominated awards granted under our AGNC Mortgage Management, LLC Performance Incentive Plan-MTGE ("MTGE Incentive Plan"), which vest over a specified service period. The awards are cash funded by us and used to purchase shares of MTGE common stock on the open market, or we may alternatively contribute an equivalent number of shares of MTGE common stock from our investment holdings based on the closing price of a share of MTGE common stock on the grant date. The shares acquired or contributed by us are held in a trust during the requisite service period or longer, if distribution of such shares has been deferred beyond the vesting date. Awards granted under the MTGE Incentive Plan are intended to help facilitate the alignment of compensation for our personnel who are involved in the management of MTGE with MTGE’s actual performance.
We initially value MTGE Incentive Plan awards based on the dollar denominated value of the awards and subsequently remeasure the value of outstanding awards as of each reporting date based on the fair value of MTGE common stock held in the trust, including accrued dividend reinvestments. Compensation expense is recognized over each award’s requisite service period, with the impact of changes in the fair value of MTGE common stock and dividend reinvestments recognized as a cumulative adjustment to compensation expense, and we record a liability on our accompanying consolidated balance sheets for our obligation to deliver shares of MTGE common stock on the vesting date, or subsequent distribution date if deferred beyond the vesting date. We report the fair value of MTGE common stock held in the trust in other assets on our accompanying consolidated balance sheets.
Goodwill and Other Intangible Assets, Net
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recognized as an asset on our consolidated balance sheets. Acquired intangible assets that do not meet the criteria for recognition as a separate asset are included in goodwill. Goodwill is not subject to amortization but must be tested for impairment at least annually. Intangible assets meeting the criteria for recognition as separate assets are recorded at their respective fair market values at the date of acquisition. Intangible assets with an estimated useful life are amortized over their expected useful life. As of December 31, 2017 and 2016, we had $526 million of goodwill and $25 million and $28 million, respectively, of other intangible assets, net of accumulated amortization, reported in goodwill and other intangible assets, net in our accompanying consolidated balance sheets related to our acquisition of AMM on July 1, 2016. Other intangible assets have a remaining weighted average amortization period of 8.5 years as of December 31, 2017.
A large majority our goodwill is associated with our pre-existing management agreement with AMM that did not qualify for separate recognition. We test goodwill for impairment on an annual basis and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to its fair value.  If the carrying value of the reporting unit is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value.  We did not recognize a goodwill impairment charge during fiscal years 2017 or 2016.
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in three stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets relating to past renewals of the management agreement with our former external Manager and the internalization of our management, which occurred on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability, and, as of December 31, 2017, we did not accrue a loss contingency related to these matters.
Income Taxes
We elected to be taxed as a REIT under the provisions of the Internal Revenue Code and the corresponding provisions of state law, commencing with our initial tax year ended December 31, 2008. To continue to qualify as a REIT, we must annually distribute, in a timely manner to our stockholders, at least 90% of our taxable ordinary income, amongst other conditions. A REIT is generally not subject to U.S. Federal and state corporate income tax on its earnings to the extent that it distributes all its annual taxable income to its stockholders and so long as certain asset, income and stock ownership tests are met. We operate in a manner to allow us to be taxed as a REIT.
During December of 2017, the Tax Cuts and Jobs Act ("TCJA") was signed into law. The TCJA includes sweeping changes to the U.S. tax system starting in fiscal year 2018, including a reduction of the maximum Federal corporate tax rate to 21% from 35% and a lower effective pass-through business income tax rate through the creation of a new deduction for individuals, estates, and trusts of 20 percent of their combined qualified business income amount and REIT ordinary dividend distributions received. Since we typically distribute all our annual taxable income and, as such, do not pay corporate income taxes, we do not expect the TCJA to have a significant impact now or in the future on our consolidated financial statements.
We evaluate uncertain income tax positions, if any, in accordance with ASC Topic 740, Income Taxes ("ASC 740").
Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board. ASUs not listed below were determined to be either not applicable, are not expected to have a significant impact on our consolidated financial statements when adopted, or did not have a significant impact on our consolidated financial statements upon adoption.
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

Note 3. Investment Securities
As of December 31, 2017 and 2016, our investment portfolio consisted of $57.1 billion and $46.5 billion of investment securities, at fair value, respectively, and $15.7 billion and $11.2 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $3 million and $(147) million as of December 31, 2017 and 2016, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of December 31, 2017 and 2016, our investment securities had a net unamortized premium balance of $2.7 billion and $2.1 billion, respectively, including interest and principal-only securities.
The following tables summarize our investment securities as of December 31, 2017 and 2016, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 5.

	December 31, 2017		December 31, 2016
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$55,477	$55,026	$45,145	$44,736
Adjustable rate	278	283	371	379
CMO	629	631	796	801
Interest-only and principal-only strips	213	228	268	295
Total Agency RMBS	56,597	56,168	46,580	46,211
Non-Agency RMBS	7	7	102	101
CMBS	28	29	23	23
CRT securities	834	876	161	164
Total investment securities	$57,466	$57,080	$46,866	$46,499

	December 31, 2017
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$24,200	$8,219	$34	$7	$—	$—	$32,460
Unamortized discount	(25)	(3)	—	—	—	—	(28)
Unamortized premium	1,119	447	—	—	—	—	1,566
Amortized cost	25,294	8,663	34	7	—	—	33,998
Gross unrealized gains	98	22	1	—	—	—	121
Gross unrealized losses	(325)	(141)	—	—	—	—	(466)
Total available-for-sale securities, at fair value	25,067	8,544	35	7	—	—	33,653
Securities remeasured at fair value through earnings:
Par value	13,558	7,956	—	—	29	801	22,344
Unamortized discount	(34)	—	—	—	(1)	—	(35)
Unamortized premium	711	415	—	—	—	33	1,159
Amortized cost	14,235	8,371	—	—	28	834	23,468
Gross unrealized gains	26	2	—	—	1	42	71
Gross unrealized losses	(70)	(42)	—	—	—	—	(112)
Total securities remeasured at fair value through earnings	14,191	8,331	—	—	29	876	23,427
Total securities, at fair value	$39,258	$16,875	$35	$7	$29	$876	$57,080
Weighted average coupon as of December 31, 2017	3.67%	3.73%	2.84%	2.50%	6.55%	5.26%	3.71%
Weighted average yield as of December 31, 2017 [1]	2.84%	2.87%	2.02%	3.08%	7.30%	5.19%	2.89%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2017.

	December 31, 2016
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$34,244	$10,008	$44	$101	$—	$—	$44,397
Unamortized discount	(43)	(3)	—	—	—	—	(46)
Unamortized premium	1,518	544	—	1	—	—	2,063
Amortized cost	35,719	10,549	44	102	—	—	46,414
Gross unrealized gains	176	48	1	—	—	—	225
Gross unrealized losses	(442)	(179)	—	(1)	—	—	(622)
Total available-for-sale securities, at fair value	35,453	10,418	45	101	—	—	46,017
Securities remeasured at fair value through earnings:
Par value	171	—	—	—	24	157	352
Unamortized discount	(35)	—	—	—	(1)	—	(36)
Unamortized premium	118	14	—	—	—	4	136
Amortized cost	254	14	—	—	23	161	452
Gross unrealized gains	28	3	—	—	—	3	34
Gross unrealized losses	(3)	(1)	—	—	—	—	(4)
Total securities remeasured at fair value through earnings	279	16	—	—	23	164	482
Total securities, at fair value	$35,732	$10,434	$45	$101	$23	$164	$46,499
Weighted average coupon as of December 31, 2016	3.59%	3.67%	2.75%	3.42%	6.55%	5.25%	3.61%
Weighted average yield as of December 31, 2016 [1]	2.77%	2.72%	2.00%	3.27%	7.54%	6.28%	2.77%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 8% based on forward rates as of December 31, 2016.

As of December 31, 2017 and 2016, our investments in CRT and non-Agency securities had the following credit ratings:

	December 31, 2017			December 31, 2016
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$7	$—	$—	$99	$—
BBB	20	—	29	—	—	23
BB	136	—	—	—	—	—
B	691	—	—	164	2	—
Not Rated	29	—	—	—	—	—
Total	$876	$7	$29	$164	$101	$23
 ________________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of December 31, 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%. As of 2016, our CRT securities had floating rate coupons ranging from 4.6% to 7.1%, referenced to loans originated between 2015 and 2016 with weighted average coupons ranging from 4.0% to 4.2%.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of December 31, 2017 and 2016, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 8.4% and 8.0%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2017 and 2016 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2017				December 31, 2016
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$2,712	$2,693	3.90%	2.67%	$419	$416	4.33%	2.27%
> 3 years and ≤ 5 years	7,499	7,518	3.31%	2.39%	13,601	13,509	3.38%	2.44%
> 5 years and ≤10 years	45,977	46,398	3.75%	2.95%	30,513	30,979	3.74%	2.89%
> 10 years	892	857	4.87%	4.74%	1,966	1,962	3.17%	3.27%
Total	$57,080	$57,466	3.71%	2.89%	$46,499	$46,866	3.61%	2.77%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2017 and 2016 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2017	$3,582	$(15)	$20,577	$(451)	$24,159	$(466)
December 31, 2016	$28,397	$(554)	$1,719	$(68)	$30,116	$(622)

We did not recognize OTTI charges on our investment securities for fiscal years 2017 and 2016. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE or U.S. Government agency guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2017 and 2016 by investment classification of accounting (in millions).

	Fiscal Year 2017			Fiscal Year 2016
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(6,324)	$(12,913)	$(19,237)	$(17,907)	$—	$(17,907)
Proceeds from investment securities sold [1]	6,241	12,933	19,174	18,016	—	18,016
Net gain (loss) on sale of investment securities	$(83)	$20	$(63)	$109	$—	$109

Gross gain on sale of investment securities	$16	$48	$64	$123	$—	$123
Gross loss on sale of investment securities	(99)	(28)	(127)	(14)	—	(14)
Net gain (loss) on sale of investment securities	$(83)	$20	$(63)	$109	$—	$109
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 9 for a summary of changes in accumulated OCI.
Securitizations and Variable Interest Entities
As of December 31, 2017 and 2016, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized Agency securities with a total fair value and approximate unpaid principal balance of $0.7 billion and $0.8 billion as of December 31, 2017 and 2016, respectively, and debt with a total fair value and approximate unpaid principal balance of $0.4 billion and $0.5 billion, respectively, in our accompanying consolidated balance sheets. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our involvement with the consolidated trusts is limited to the Agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of December 31, 2017 and 2016, the fair value of our CMO securities and interest and principal-only securities was $0.9 billion and $1.1 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.2 billion and $1.5 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $124 million and $182 million as of December 31, 2017 and 2016, respectively.

Note 4. Repurchase Agreements and Other Secured Borrowings
We pledge certain of our securities as collateral under our borrowing agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2017, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
Repurchase Agreements
As of December 31, 2017 and 2016, we had $50.3 billion and $37.9 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. Substantially all of our repurchase agreements were used to fund purchases of Agency securities ("Agency repo"). The remainder of our repurchase agreements were used to fund temporary holdings of U.S. Treasury securities ("U.S.

Treasury repo"). The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017			December 31, 2016
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$19,771	1.59%	11	$17,481	0.90%	11
> 1 to ≤ 3 months	16,150	1.50%	50	10,011	0.93%	55
> 3 to ≤ 6 months	7,287	1.50%	130	2,030	1.02%	136
> 6 to ≤ 9 months	2,361	1.66%	225	1,270	0.98%	214
> 9 to ≤ 12 months	202	1.64%	297	1,566	1.08%	299
> 12 to ≤ 24 months	1,700	1.84%	468	1,203	1.28%	538
> 24 to ≤ 36 months	2,200	1.80%	803	1,300	1.36%	865
> 36 to ≤ 48 months	625	1.90%	1,141	2,200	1.32%	1,168
> 48 to < 60 months	—	—	—	625	1.38%	1,506
Total Agency repo	50,296	1.57%	116	37,686	0.98%	187
U.S. Treasury repo:
> 1 day to ≤ 1 month	—	—	—	172	(0.30)%	17
Total	$50,296	1.57%	116	$37,858	0.98%	186
As of December 31, 2017 and 2016, $5.3 billion and $150 million, respectively, of our Agency repurchase agreements matured overnight and none of our repurchase agreements were due on demand.
Federal Home Loan Bank Advances
As of December 31, 2016, we had $3.0 billion of outstanding secured Federal Home Loan Bank ("FHLB") advances, with a weighted average borrowing rate of 0.73%. Our FHLB advances matured in February 2017, coinciding with the termination of our wholly-owned captive insurance subsidiary's FHLB membership in February 2017 pursuant to the Federal Housing Finance Agency's ("FHFA") final rule on FHLB membership released in January 2016. As a result, we had no outstanding secured FHLB advances as of December 31, 2017.
Debt of Consolidated Variable Interest Entities
As of December 31, 2017 and 2016, debt of consolidated VIEs, at fair value, was $357 million and $460 million, respectively, and had a weighted average interest rate of LIBOR plus 37 and 36 basis points, respectively, and a principal balance of $349 million and $452 million, respectively. The actual maturities of our debt of consolidated VIEs are generally shorter than the stated contractual maturities. The actual maturities are affected by the contractual lives of the underlying Agency RMBS securitizing the debt of our consolidated VIEs and periodic principal prepayments of such underlying securities. The estimated weighted average life of the debt of our consolidated VIEs as of December 31, 2017 and 2016 was 5.7 years and 5.8 years, respectively.

Note 5. Derivative and Other Hedging Instruments
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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2017 and 2016 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	2017	2016
Interest rate swaps	Derivative assets, at fair value	$81	$321
Swaptions	Derivative assets, at fair value	75	22
TBA securities	Derivative assets, at fair value	30	4
U.S. Treasury futures - short	Derivative assets, at fair value	19	8
Total derivative assets, at fair value		$205	$355

Interest rate swaps	Derivative liabilities, at fair value	$(1)	$(105)
TBA securities	Derivative liabilities, at fair value	(27)	(151)
Total derivative liabilities, at fair value		$(28)	$(256)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$—	$182
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(10,467)	(7,636)
Total U.S. Treasury securities, net at fair value		$(10,467)	$(7,454)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2017 and 2016 (dollars in millions):

	December 31, 2017				December 31, 2016
Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$21,025	1.40%	1.46%	1.5	$19,775	1.16%	0.92%	1.5
> 3 to ≤ 5 years	6,825	1.82%	1.43%	4.1	7,450	1.62%	0.91%	4.0
> 5 to ≤ 7 years	5,775	2.02%	1.44%	5.9	4,725	1.89%	0.91%	5.9
> 7 to ≤ 10 years	6,650	2.10%	1.42%	9.1	3,325	1.90%	0.91%	9.2
> 10 years	3,425	2.49%	1.45%	12.9	1,900	2.64%	0.91%	13.8
Total	$43,700	1.74%	1.44%	4.5	$37,175	1.48%	0.92%	3.9
________________________________

1.	As of December 31, 2017 and 2016, notional amount includes forward starting swaps of $4.6 billion and $0.6 billion, respectively, with an average forward start date of 0.3 and 1.2 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.68% and 1.46% as of December 31, 2017 and 2016, respectively.

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
December 31, 2017
≤ 1 year	$118	$46	7	$5,100	2.71%	3M	8.8
> 1 year ≤ 2 years	23	16	18	1,050	2.71%	3M	8.7
> 2 year ≤ 3 years	18	13	30	500	2.78%	3M	10.0
Total	$159	$75	10	$6,650	2.72%	3M	8.9
December 31, 2016
Total ≤ 1 year	$52	$22	6	$1,200	3.06%	3M	8.3
________________________________

1.
As of December 31, 2017 and 2016, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	December 31, 2017			December 31, 2016
Maturity	Face Amount Net Long / (Short)	Cost Basis	Fair Value	Face Amount Net Long / (Short)	Cost Basis	Fair Value
5 years	$(288)	$(286)	$(283)	$(400)	$(404)	$(392)
7 years	(6,131)	(6,106)	(6,029)	(3,056)	(3,041)	(2,930)
10 years	(4,280)	(4,230)	(4,155)	(4,416)	(4,236)	(4,132)
Total U.S. Treasury securities, net	$(10,699)	$(10,622)	$(10,467)	$(7,872)	$(7,681)	$(7,454)

U.S. Treasury Futures	December 31, 2017				December 31, 2016
Maturity	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
5 years	$(730)	$(852)	$(848)	$4	$(730)	$(862)	$(859)	$3
10 years	(2,180)	(2,718)	(2,703)	15	(1,080)	(1,347)	(1,342)	5
Total U.S. Treasury futures	$(2,910)	$(3,570)	$(3,551)	$19	$(1,810)	$(2,209)	$(2,201)	$8
________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2017				December 31, 2016
TBA Securities by Coupon	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$1,373	$1,372	$1,370	$(2)	$1,853	$1,870	$1,856	$(14)
3.0%	3,161	3,225	3,217	(8)	292	302	300	(2)
3.5%	414	428	428	—	15	16	16	—
Total 15-Year TBA securities	4,948	5,025	5,015	(10)	2,160	2,188	2,172	(16)
30-Year TBA securities:
3.0%	4,317	4,303	4,312	9	3,027	3,114	3,007	(107)
3.5%	3,932	4,027	4,034	7	1,209	1,251	1,236	(15)
4.0%	2,338	2,449	2,446	(3)	4,530	4,769	4,760	(9)
4.5%	(61)	(65)	(65)	—	(10)	(10)	(10)	—
Total 30-Year TBA securities, net	10,526	10,714	10,727	13	8,756	9,124	8,993	(131)
Total TBA securities, net	$15,474	$15,739	$15,742	$3	$10,916	$11,312	$11,165	$(147)
________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2017, 2016 and 2015 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2017:
TBA securities, net	$10,916	237,601	(233,043)	$15,474	$330
Interest rate swaps	$37,175	14,825	(8,300)	$43,700	67
Payer swaptions	$1,200	6,450	(1,000)	$6,650	(66)
U.S. Treasury securities - short position	$(8,061)	(14,030)	11,392	$(10,699)	(141)
U.S. Treasury securities - long position	$189	404	(593)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(11,340)	10,240	$(2,910)	—
					$191
Fiscal Year 2016:
TBA securities, net	$7,295	116,439	(112,818)	$10,916	$(59)
Interest rate swaps	$40,525	15,650	(19,000)	$37,175	(397)
Payer swaptions	$2,150	500	(1,450)	$1,200	(3)
U.S. Treasury securities - short position	$(1,714)	(9,884)	3,537	$(8,061)	134
U.S. Treasury securities - long position	$25	961	(797)	$189	7
U.S. Treasury futures contracts - short position	$(1,860)	(7,840)	7,890	$(1,810)	(5)
					$(323)
Fiscal Year 2015:
TBA securities, net	$14,412	119,922	(127,039)	$7,295	$305
Interest rate swaps	$43,700	4,950	(8,125)	$40,525	(932)
Payer swaptions	$6,800	1,500	(6,150)	$2,150	(35)
Receiver Swaptions	$(4,250)	—	4,250	$—	4
U.S. Treasury securities - short position	$(5,392)	(12,503)	16,181	$(1,714)	(68)
U.S. Treasury securities - long position	$2,411	33,525	(35,911)	$25	(38)
U.S. Treasury futures contracts - short position	$(730)	(4,480)	3,350	$(1,860)	(12)
					$(776)
________________________________

1.	Amounts above exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis. Consequently, our funding agreements and derivative contracts expose us to credit risk relating to potential losses that could be recognized if our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses and U.S. government agencies, and we monitor our positions with individual counterparties. In the event of a default by a counterparty, we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark to market margin requirements, clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
Our International Swaps and Derivatives Association ("ISDA") Master Agreements contain a cross default provision under which a default under the terms of certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of December 31, 2017, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of December 31, 2017, our amount at risk with any counterparty related to our repurchase agreements was less than 5% of our tangible stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2017 and 2016 (in millions):

	December 31, 2017
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$52,497	$662	$221	$519	$53,899
U.S. Treasury securities - fair value [3]	113	—	72	—	185
Accrued interest on pledged securities	153	2	1	2	158
Restricted cash and cash equivalents	35	—	281	1	317
Total	$52,798	$664	$575	$522	$54,559

	December 31, 2016
Assets Pledged to Counterparties	Repurchase Agreements and FHLB Advances [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$43,005	$818	$275	$865	$44,963
Non-Agency RMBS - fair value	90	—	—	—	90
U.S. Treasury securities - fair value	173	—	—	—	173
Accrued interest on pledged securities	122	3	1	2	128
Restricted cash and cash equivalents	60	—	14	—	74
Total	$43,450	$821	$290	$867	$45,428
________________________________

1.	Includes $182 million and $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2017 and 2016, respectively.

2.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.

3.	Includes repledged securities received as collateral from counterparties.
As of December 31, 2016, we held $126 million of membership and activity-based stock in the FHLB of Des Moines, which was redeemed in February 2017 with the termination of our captive insurance subsidiary's FHLB membership such that we held no such stock as of December 31, 2017. FHLB stock is reported at cost, which equals par value, in other assets on our accompanying consolidated balance sheets.

The cash and cash equivalents and Agency securities pledged as collateral under our derivative agreements are included in restricted cash and cash equivalents and Agency securities, at fair value, respectively, on our consolidated balance sheets.
The following table summarizes our securities pledged as collateral under our repurchase agreements and FHLB advances by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2017 and 2016 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2017			December 31, 2016
Securities Pledged by Remaining Maturity of Repurchase Agreements and FHLB Advances	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
RMBS:[1,2]
≤ 30 days	$20,162	$20,313	$59	$19,681	$19,863	$56
> 30 and ≤ 60 days	12,950	13,061	38	8,103	8,158	23
> 60 and ≤ 90 days	4,000	4,013	11	4,034	4,070	11
> 90 days	15,385	15,512	45	11,278	11,380	32
Total RMBS	52,497	52,899	153	43,096	43,471	122
U.S. Treasury securities:
> 1 day ≤ 30 days	—	—	—	173	173	—
Total	$52,497	$52,899	$153	$43,269	$43,644	$122
________________________________

1.	Includes $182 million and $181 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2017 and 2016, respectively.

2.	December 31, 2017 amounts exclude $113 million of repledged U.S. Treasury securities received as collateral from counterparties.
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
Assets Pledged from Counterparties
As of December 31, 2017 and 2016, we had assets pledged to us from counterparties as collateral under our reverse repurchase, repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2017				December 31, 2016
Assets Pledged to AGNC	Reverse Repurchase Agreements [1]	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
Agency RMBS - fair value	$—	$—	$—	$—	$—	$—	$14	$14
U.S. Treasury securities - fair value	10,853	—	—	10,853	7,636	—	—	7,636
Cash	—	82	—	82	—	107	—	107
Total	$10,853	$82	$—	$10,935	$7,636	$107	$14	$7,757
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2017 and 2016 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2017
Interest rate swap and swaption agreements, at fair value [1]	$156	$—	$156	$(1)	$(82)	$73
TBA securities, at fair value	30	—	30	(22)	—	8
Receivable under reverse repurchase agreements	10,961	—	10,961	(9,682)	(1,279)	—
Total	$11,147	$—	$11,147	$(9,705)	$(1,361)	$81

December 31, 2016
Interest rate swap and swaption agreements, at fair value [1]	$342	$—	$342	$(80)	$(49)	$213
TBA securities, at fair value	4	—	4	(4)	—	—
Receivable under reverse repurchase agreements	7,716	—	7,716	(6,963)	(753)	—
Total	$8,062	$—	$8,062	$(7,047)	$(802)	$213

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2017
Interest rate swap agreements, at fair value [1]	$1	$—	$1	$(1)	$—	$—
TBA securities, at fair value	27	—	27	(22)	(5)	—
Repurchase agreements	50,296	—	50,296	(9,682)	(40,614)	—
Total	$50,324	$—	$50,324	$(9,705)	$(40,619)	$—

December 31, 2016
Interest rate swap agreements, at fair value [1]	$105	$—	$105	$(80)	$(25)	$—
TBA securities, at fair value	151	—	151	(4)	(147)	—
Repurchase agreements and FHLB advances	40,895	—	40,895	(6,963)	(33,932)	—
Total	$41,151	$—	$41,151	$(7,047)	$(34,104)	$—
________________________________

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

Note 7. Fair Value Measurements
We determine the fair value of our investment securities and debt of consolidated VIEs based upon fair value estimates obtained from multiple third-party pricing services and dealers.  In determining fair value, third-party pricing sources use various valuation approaches, including market and income approaches.  Factors used by third-party sources in estimating the fair value of an instrument may include observable inputs such as coupons, primary and secondary mortgage rates, pricing information, credit data, volatility statistics, and other market data that are current as of the measurement date. The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument.  Third-party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and foreclosures, especially when estimating fair values for securities with lower levels of recent trading activity. We make inquiries of third-party pricing sources to understand the significant inputs and assumptions they used to determine their prices. For information regarding valuation of our derivative instruments, please refer to the discussion of derivative and other hedging instruments in Note 2.
We review third-party fair value estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities, and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from third-party pricing sources, we will exclude third-party prices for securities from our estimation of fair value if we determine (based on our validation procedures and our market knowledge and expertise) that the price is significantly different from what observable market data would indicate and we cannot obtain an understanding from the third-party source as to the significant inputs used to determine the price.
The validation procedures described above also influence our determination of the appropriate fair value measurement classification.  We utilize a three-level valuation hierarchy for disclosure of fair value measurement. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement. There were no transfers between valuation hierarchy levels during fiscal years 2017 and 2016. The three levels of valuation hierarchy are defined as follows:

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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2017 and 2016 (in millions):

	December 31, 2017			December 31, 2016
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$55,506	$—	$—	$45,393	$—
Agency securities transferred to consolidated VIEs	—	662	—	—	818	—
Credit risk transfer securities	—	876	—	—	164	—
Non-Agency securities	—	36	—	—	124	—
U.S. Treasury securities	—	—	—	182	—	—
REIT equity securities	29	—	—	—	—	—
Interest rate swaps	—	81	—	—	321	—
Swaptions	—	75	—	—	22	—
TBA securities	—	30	—	—	4	—
U.S. Treasury futures	19	—	—	8	—	—
Total	$48	$57,266	$—	$190	$46,846	$—
Liabilities:
Debt of consolidated VIEs	$—	$357	$—	$—	$460	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	10,467	—	—	7,636	—	—
Interest rate swaps	—	1	—	—	105	—
TBA securities	—	27	—	—	151	—
Total	$10,467	$385	$—	$7,636	$716	$—
We elected the option to account for debt of consolidated VIEs at fair value with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated Agency securities and consolidated debt are presented in a consistent manner, at fair value, on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on the difference between (i) the fair value of the RMBS transferred to consolidated VIEs and (ii) the fair value of our retained interests, each of which is based on valuations obtained from third-party pricing services and non-binding dealer quotes derived from common market pricing methods using "Level 2" inputs, which are more observable than using inputs to estimate the fair value of the consolidated debt on a stand-alone basis.
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

Note 8. Net Income Per Common Share

Basic net income per common share includes no dilution and is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding for the respective period. Diluted earnings per common share includes the impact of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares outstanding include unvested restricted stock units and performance share units granted under our long-term incentive program to employees and non-employee Board of Directors. The following table presents the computations of basic and diluted net income per common share for the periods indicated (shares and dollars in millions):

	Fiscal Year
	2017	2016	2015
Weighted average number of common shares outstanding - basic	358.6	331.9	348.6
Unvested restricted stock units and performance share units	0.1	—	—
Weighted average number of common shares outstanding - diluted	358.7	331.9	348.6
Net income available to common stockholders	$733	$595	$187
Net income per common share - basic and diluted	$2.04	$1.79	$0.54

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2016, 6.9 million shares were designated as 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") and 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock"). The Series B Preferred Stock is represented by Series B depositary shares of 1/1000 interest in a share of Series B Preferred Stock. As of December 31, 2016, we had 6.9 million shares of Series A Preferred Stock and 7,000 shares of Series B Preferred Stock (representing 7.0 million depositary shares) outstanding. During fiscal year 2017, we designated 13,800 shares as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"), represented by Series C depositary shares of 1/1000 interest in each share of Series C Preferred Stock. In August 2017, we issued 13,000 shares of Series C Preferred Stock in a public offering of 13.0 million Series C depositary shares at a price of $25 per depositary share for net proceeds of $315 million, after deducting underwriting discounts and estimated offering expenses. In September 2017, we redeemed all of our issued and outstanding shares of Series A Preferred Stock for $173 million (or $25 per share liquidation preference), plus accrued and unpaid dividends, and, in October of 2017, we filed a Certificate of Elimination of our Series A Preferred Stock with the Secretary of State of the State of Delaware, which eliminated the designation of Series A Preferred Stock from our amended and restated certificate of incorporation. As of December 31, 2017, we had 7,000 shares of Series B Preferred Stock (represented by 7.0 million Series B depositary shares) and 13,000 shares of Series C Preferred Stock (represented by 13.0 million Series C depositary shares) outstanding and 9,980,000 of authorized but unissued shares of preferred stock.
Prior to the September 2017 redemption, holders of Series A Preferred Stock were entitled to receive cumulative cash dividends at a rate of 8.000% per annum of their $25.00 per share liquidation preference. Holders of depository shares underlying our Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of their $25.00 per depositary share liquidation preference. Holders of depositary shares underlying our Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum up to, and including, October 14, 2022 and thereafter at a floating rate equal to three-month LIBOR plus a spread of 5.111% per annum of their $25.00 per depositary share liquidation preference. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2017, we had declared all required quarterly dividends on our preferred stock.

Our preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Our preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with each other. Under certain circumstances upon a change of control, our preferred stock is convertible to shares of our common stock. Holders of our preferred stock and depository shares underlying our preferred stock have no voting rights, except under limited conditions. Beginning on May 8, 2019 and October 15, 2022, depository shares underlying our Series B and Series C Preferred Stock, respectively, will be redeemable at $25.00 per depositary share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option. We may redeem shares of our preferred stock prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for Federal income tax purposes.
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
At-the-Market Offering Program
In February 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $750 million of shares of our common stock. During fiscal year 2017, we sold 7.6 million shares of our common stock under the sales agreements for proceeds of $159 million, or $20.96 per common share, net of estimated offering costs. As of December 31, 2017, $589 million of shares of our common stock remain available for issuance under this program.
Common Stock Repurchase Program
In October 2016, our Board of Directors terminated our existing stock repurchase program and replaced it with a new stock repurchase authorization. Under the new stock repurchase program we were authorized to repurchase up to $1 billion of our outstanding shares of common stock through December 31, 2017. During fiscal years 2016 and 2015, we repurchased 6.5 million and 15.3 million shares, respectively, of our common stock at an average repurchase price of $17.89 and $18.58 per share, respectively, including expenses, totaling $116 million and $285 million, respectively. We did not repurchase shares of our common stock during fiscal year 2017.
Distributions to Stockholders
The following table summarizes cash dividends declared for fiscal years 2017, 2016 and 2015 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share
8.000 % Series A Cumulative Redeemable Preferred Stock
Fiscal year 2017	$9	$1.333000
Fiscal year 2016	$14	$2.000000
Fiscal year 2015	$14	$2.000000
7.750% Series B Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2017	$14	$1.937500
Fiscal year 2016	$14	$1.937500
Fiscal year 2015	$14	$1.937500
7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2017	$9	$0.695140
Common Stock
Fiscal year 2017	$777	$2.160000
Fiscal year 2016	$763	$2.300000
Fiscal year 2015	$863	$2.480000

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2017, 2016 and 2015 (in millions):

Accumulated Other Comprehensive Income (Loss)	Net Unrealized Gain (Loss) on Available-for-Sale MBS	Net Unrealized Gain (Loss) on Swaps	Total Accumulated OCI Balance
Balance as of December 31, 2014	$570	$(140)	$430
OCI before reclassifications	(620)	—	(620)
Amounts reclassified from accumulated OCI	23	101	124
Balance as of December 31, 2015	$(27)	$(39)	$(66)
OCI before reclassifications	(261)	—	(261)
Amounts reclassified from accumulated OCI	(109)	39	(70)
Balance as of December 31, 2016	$(397)	$—	$(397)
OCI before reclassifications	(31)	—	(31)
Amounts reclassified from accumulated OCI	83	—	83
Balance as of December 31, 2017	$(345)	$—	$(345)
The following table summarizes reclassifications out of accumulated OCI for fiscal years 2017, 2016 and 2015 (in millions):

	Fiscal Year			Line Item in the Consolidated Statements of Comprehensive Income Where Net Income is Presented
Amounts Reclassified from Accumulated OCI	2017	2016	2015
(Gain) loss amounts reclassified from accumulated OCI for available-for-sale MBS upon realization	$83	$(109)	$23	Realized gain (loss) on sale of investment securities, net
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	39	101	Interest expense
Total reclassifications	$83	$(70)	$124

Note 10. Long-Term Incentive Compensation

Stock-Based Incentive Plans
In accordance with the terms and conditions of our 2016 Equity and Incentive Compensation Plan (the "2016 Equity Plan"), which was adopted by our stockholders on December 9, 2016, we may grant equity-based compensation in the form of stock options, stock appreciation rights, restricted shares, restricted stock units, performance shares, performance units, dividend equivalents and certain other awards denominated or payable in, or otherwise based on, shares of our common stock, plus cash incentive awards, for the purpose of providing our non-employee directors, officers and other employees incentives and rewards for service or performance. The 2016 Equity Plan authorizes a total of 10 million shares our common stock that may be used to satisfy awards under the plan, subject to the share counting rules set forth within the plan. The Compensation Committee of our Board of Directors determines awards to be granted under our 2016 Equity Plan and the terms of such awards, including vesting schedules. Prior to establishing our 2016 Equity Plan, we granted equity-based awards to independent directors per the terms of our AGNC Equity Incentive Plan for Independent Directors (the "Director Plan"). The Director Plan was terminated in December of 2016 and replaced by our 2016 Equity Plan. Outstanding awards under the Director Plan continued in effect in accordance with their terms.
During fiscal years 2017 and 2016, we granted time-based RSU awards to employees with a grant date fair value of $5 million and $2 million, respectively, which vest annually over a three-year period. We granted time-based RSU awards to independent directors during fiscal year 2017 of $500,000 under our 2016 Equity Plan and during fiscal years 2016 and 2015 of $625,000 and $625,000, respectively, under our prior Director Plan, which vest at the end of a 13-month period.

The following table summarizes time-based RSU transactions under our 2016 Equity Plan for fiscal years 2017 and 2016.

2016 Equity Incentive Plan	Time-Based RSUs	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2015	—	$—	$—
Granted	101,407	$17.89	$—
Accrued RSU dividend equivalents	968	$—	$—
Unvested balance as of December 31, 2016	102,375	$17.72	$—
Granted	238,203	$19.52	$—
Accrued RSU dividend equivalents	32,498	$—	$—
Vested	(37,602)	$16.08	$20.42
Forfeitures	(246)	$18.29	$—
Unvested balance as of December 31, 2017	335,228	$17.46	$—
________________________________

1.	Accrued RSU dividend equivalents have a weighted average grant date fair value of $0.
The following table summarizes restricted stock and RSU transactions under the Director Plan for fiscal years 2017, 2016 and 2015:

Director Plan	Shares of Restricted Stock	Time-Based RSUs	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2014 [2]	14,000	18,239	$25.11	$—
Granted	—	28,880	$21.64	$—
Accrued RSU dividend equivalents	—	3,319	$—	$—
Vested	(9,000)	(19,007)	$23.17	$21.03
Unvested balance as of December 31, 2015	5,000	31,431	$21.44	$—
Granted	—	33,015	$18.93	$—
Accrued RSU dividend equivalents	—	3,527	$—	$—
Vested	(5,000)	(46,538)	$20.00	$18.99
Unvested balance as of December 31, 2016	—	21,435	$17.49	$—
Accrued RSU dividend equivalents	—	1,032	$—	$—
Vested	—	(22,467)	$16.69	$20.15
Unvested balance as of December 31, 2017	—	—	$—	$—
________________________________

1.	Accrued RSU dividend equivalents have a weighted average grant date fair value of $0.

2.
Consist of restricted stock awards granted to independent directors prior to fiscal year 2015, which had a grant date fair value equal to the closing price of our common stock on the grant date and vested annually over three years.

During fiscal year 2017, we granted performance-based RSU awards to employees under our 2016 Equity Plan, which vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The fair value of the performance-based RSU awards as of the grant date was $5 million assuming the target levels of performance is achieved, but the actual value will vary within a range of 0% to 200% of target based on actual performance achieved relative to the targets. The following table summarizes performance-based RSU awards under our 2016 Equity Plan for fiscal year 2017. No performance-based awards were issued during fiscal year 2016.

2016 Equity Incentive Plan	Performance-Based RSUs at Target Performance Level	Weighted Average Grant Date Fair Value [1]
Unvested balance as of December 31, 2016	—	$—
Granted	250,609	$19.39
Accrued RSU dividend equivalents	22,767	$—
Vested	—	$—
Unvested balance as of December 31, 2017	273,376	$17.78
_______________________

1.	Accrued RSU dividend equivalents have a weighted average grant date fair value of $0.
As of December 31, 2017, 9.1 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested RSU awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee and (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date, and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2017. Unvested performance-based awards assume the maximum payout under the terms of the award. As of December 31, 2017, there were no outstanding previously vested awards.
During fiscal years 2017 and 2016, we recognized compensation expense of $3.1 million and $28 thousand, respectively, for stock-based awards to employees. During fiscal years 2017, 2016 and 2015, we recognized other operating expense of $455,000, $731,000 and $704,000, respectively, for stock-based awards to independent directors. As of December 31, 2017, we had unrecognized expense related to stock-based awards of approximately $8 million, which is expected to be recognized over a weighted average period of 1.9 years.
Other Long-Term Incentive Compensation
During fiscal year 2017, we granted long-term incentive compensation awards under our MTGE Incentive Plan of $2 million, which was used to purchase shares of MTGE common stock on the open market. The awards vests annually over a three-year period. During fiscal year 2017, we recognized accrued compensation expense of $1 million associated with MTGE Incentive Plan awards. As of December 31, 2017, we had unrecognized compensation expense of $2 million associated with such awards, measured at fair value based on the closing stock price of MTGE common stock.

Note 11. Income Taxes
As of December 31, 2017, we have distributed all of our estimated taxable income for fiscal year 2017. Accordingly, we do not expect to incur an income tax liability on our 2017 taxable income. For fiscal years 2016 and 2015, we distributed all of our taxable income within the time limits prescribed by the Internal Revenue Code. Accordingly, we did not incur an income tax liability on our taxable income for such periods.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2017, 2016 and 2015. Our tax returns for tax years 2014 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 12. Management Agreement and Related Party Transactions
Prior to our acquisition of AMM on July 1, 2016, we were externally managed. We paid our Manager a management fee payable monthly in arrears in an amount equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI, each as computed in accordance with GAAP. For fiscal years 2016 and 2015, we incurred management fees of $52 million and $116 million, respectively. Following our management internalization, we no longer incur management fees, but we incur expenses associated with an internally managed organization, including compensation expense previously borne by our Manager.
Pursuant to our management agreement, we were also obligated to reimburse our Manager for its expenses incurred directly related to our operations. For fiscal years 2016 and 2015, we recorded expense reimbursements to our Manager of $3 million and $8 million, respectively.

During fiscal year 2017 and 2016, following our acquisition of AMM, we earned management fees of $13 million and $8 million from our management of MTGE.

Note 13. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income for fiscal years 2017 and 2016 (in millions, except per share data).

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Interest income:
Interest income	$296	$293	$318	$386
Interest expense	98	112	140	174
Net interest income	198	181	178	212
Other gain (loss):
Gain (loss) on sale of investment securities, net	(84)	15	22	(16)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	16	9	(31)	(65)
Gain (loss) on derivative instruments and other securities, net	(40)	(169)	131	271
Management fee income	3	4	3	3
Total other gain (loss), net	(105)	(141)	125	193
Expenses:
Compensation and benefits	10	10	10	12
Other operating expenses	7	6	7	8
Total expenses	17	16	17	20
Net income	76	24	286	385
Dividend on preferred stock	7	7	9	9
Issuance costs of redeemed preferred stock	—	—	6	—
Net income available to common shareholders	$69	$17	$271	$376

Net income	$76	$24	$286	$385
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	46	121	90	(205)
Comprehensive Income	122	145	376	180
Dividend on preferred stock	7	7	9	9
Issuance costs of redeemed preferred stock	—	—	6	—
Comprehensive income available to common shareholders	$115	$138	$361	$171

Weighted average number of common shares outstanding - basic	331.0	346.4	364.7	391.3
Weighted average number of common shares outstanding - diluted	331.1	346.5	364.9	391.5
Net income per common share - basic and diluted	$0.21	$0.05	$0.74	$0.96
Comprehensive income per common share - basic and diluted	$0.35	$0.40	$0.99	$0.44
Dividends declared per common share	$0.54	$0.54	$0.54	$0.54

	Quarter Ended
	March 31, 2016	June 30, 2016	September 30, 2016	December 31, 2016
Interest income:
Interest income	$295	$318	$315	$393
Interest expense	99	101	96	98
Net interest income	196	217	219	295
Other gain (loss):
Gain (loss) on sale of investment securities, net	(2)	55	61	(5)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	11	—	(6)	(11)
Gain (loss) on derivative instruments and other securities, net	(944)	(367)	248	753
Management fee income	—	—	4	4
Total other gain (loss), net	(935)	(312)	307	741
Expenses:
Management fee expense	27	25	—	—
Compensation and benefits	—	—	9	10
Other operating expenses	6	15	6	7
Total expenses	33	40	15	17
Net income (loss)	(772)	(135)	511	1,019
Dividend on preferred stock	7	7	7	7
Net income (loss) available (attributable) to common shareholders	$(779)	$(142)	$504	$1,012

Net income (loss)	$(772)	$(135)	$511	$1,019
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	765	370	(97)	(1,408)
Unrealized gain on derivative instruments, net	19	12	7	1
Other comprehensive income (loss)	784	382	(90)	(1,407)
Comprehensive income (loss)	12	247	421	(388)
Dividend on preferred stock	7	7	7	7
Comprehensive income (loss) available (attributable) to common shareholders	$5	$240	$414	$(395)

Weighted average number of common shares outstanding - basic and diluted	334.4	331.0	331.0	331.0
Net income (loss) per common share - basic and diluted	$(2.33)	$(0.43)	$1.52	$3.06
Comprehensive income (loss) per common share - basic and diluted	$0.01	$0.73	$1.25	$(1.19)
Dividends declared per common share	$0.60	$0.60	$0.56	$0.54

Note 14. Subsequent Events
On January 11, 2018 and February 13, 2018, our Board of Directors declared a monthly dividend of $0.18 per common share, payable on February 8, 2018 and March 8, 2018, respectively, to common stockholders of record as of January 31, 2018 and February 28, 2018, respectively.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2017. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Item 9B. Other Information
Additional U.S. Federal Income Tax Considerations
The following summary of certain U.S. Federal income tax considerations supplements the discussion set forth under the heading "U.S. Federal Income Tax Considerations" in our prospectus dated June 26, 2015, filed as part of our registration statement on Form S-3ASR (No. 333-205307), and any supplements thereto, and is subject to the qualifications set forth therein. Capitalized terms used but not defined herein have the meanings set forth in such prospectus. The following summary is for general information only and is not tax advice. This discussion does not purport to deal with all aspects of taxation that may be relevant to particular holders of our common stock in light of their personal investment or tax circumstances.
EACH PROSPECTIVE HOLDER IS ADVISED TO CONSULT HIS, HER OR ITS TAX ADVISOR REGARDING THE SPECIFIC U.S. FEDERAL, STATE, LOCAL, AND FOREIGN INCOME AND OTHER TAX CONSEQUENCES TO HIM, HER OR IT OF ACQUIRING, HOLDING, EXCHANGING, OR OTHERWISE DISPOSING OF OUR COMMON SHARES AND OF OUR ELECTION TO BE TAXED AS A REIT, AND OF POTENTIAL CHANGES IN APPLICABLE TAX LAWS.
The recently enacted TCJA significantly changed the U.S. Federal income tax laws applicable to businesses and their owners, including REITs and their stockholders. Among other amendments, the TCJA effected the following changes (generally effective for taxable years beginning after December 31, 2017, unless otherwise indicated):

•
For taxable years that begin after December 31, 2017, and before January 1, 2026: (i) the U.S. Federal income tax brackets generally applicable to ordinary income of individuals, trusts and estates have been modified (with the rates generally reduced), and (ii) stockholders that are individuals, trusts or estates are generally entitled to a deduction equal to 20% of the aggregate amount of ordinary income dividends received from a REIT (not including dividends that are eligible for the reduced rates applicable to "qualified dividend income" or treated as capital gain dividends), subject to certain limitations.

•
The U.S. Federal income tax rate applicable to corporations has been reduced to 21% (from the previous maximum rate of 35%), and the alternative minimum tax has been repealed for corporations. These changes would generally reduce the amount of income taxes payable by our TRS, as well as by us to the extent we would otherwise be subject to regular corporate-level U.S. Federal income tax (for example, if we were to become subject to tax as a result of distributing less than 100% of our taxable income or recognizing built-in gains in assets acquired from C corporations). In addition, the maximum withholding rate on distributions by us to non-U.S. stockholders that are attributable to gain from the disposition of a U.S. real property interest is reduced from 35% to 21%.

•
There are new limitations on the deductibility of interest expense and net operating losses, which may affect the deductibility of interest paid or accrued by, or net operating losses generated by, us or our TRS or other subsidiaries.

•
A U.S. tax-exempt stockholder that is subject to tax on its unrelated business taxable income (‘‘UBTI’’) will be required to segregate its taxable income and loss for each unrelated trade or business activity for purposes of determining its UBTI.

•	New rules have been enacted that in some circumstances may accelerate the recognition of certain income items.

•
Significant changes have been enacted to the international tax rules, which, among other consequences, could affect the amount, timing, or character of income we recognize with respect to any foreign entity in or through which we may invest.

Technical corrections or other amendments to the TCJA or administrative guidance interpreting the TCJA may be forthcoming at any time. We cannot predict the long-term effect of the TCJA or any future law changes on REITs or their stockholders. You are urged to consult your tax advisor regarding the effects of the TCJA on your investment in our common shares.

PART III

Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2018 Annual Meeting of Stockholders (the "2018 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "BOARD AND GOVERNANCE MATTERS", and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2018 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2018 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2018 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2018 Proxy Statement under the heading "PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV

Item 15.     Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2017 and 2016

Consolidated Statements of Comprehensive Income for fiscal years 2017, 2016 and 2015
Consolidated Statements of Stockholders' Equity for fiscal years 2017, 2016 and 2015

Consolidated Statements of Cash Flows for fiscal years 2017, 2016 and 2015
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

*4.7
Form of Depositary Receipt representing 1/1,000th of a share of 7.750% Series B Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.6), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.

*4.8
Deposit Agreement relating to 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated August 22, 2017, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.

*4.9
Form of Depositary Receipt representing 1/1,000th of a share of 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.8), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.

†*10.1
Third Amended and Restated Employment Agreement, dated November 1, 2016, by and between AGNC Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed November 4, 2016.

†*10.2
Third Amended and Restated Employment Agreement, dated November 1, 2016, by and between AGNC Mortgage Management, LLC and Peter J. Federico, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed November 4, 2016.

†*10.3
Third Amended and Restated Employment Agreement, dated November 1, 2016, by and between AGNC Mortgage Management, LLC and Christopher J. Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed November 4, 2016.

†*10.4
Letter Agreement, dated as of December 1, 2015, as amended on July 1, 2016 and December 18, 2017, by and between AGNC Mortgage Management, LLC and Bernice Bell, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed December 18, 2017.

†*10.5
Retention Bonus Grant Letter, dated July 1, 2016, by and between American Capital Mortgage Management, LLC and Bernice E. Bell, incorporated herein by reference to Exhibit 10.5 of Form 8-K (File No. 001-34057), filed July 8, 2016.

†*10.6
Retention Bonus Grant Letter, dated July 1, 2016, by and between American Capital Mortgage Management, LLC and Aaron Pas, incorporated herein by reference to Exhibit 10.1 of Form 10-Q (File No. 001-34057), filed May 8, 2017.

†*10.7
Letter agreement, dated February 23, 2017, by and between AGNC Mortgage Management, LLC and Kenneth L. Pollack, incorporated herein by reference to Exhibit 10.2 of Form 10-Q (File No. 001-34057), filed May 8, 2017.

†*10.8
Employment Agreement, dated December 18, 2017, by and between Kenneth Pollack and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed December 18, 2017.

†*10.9	AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.7 of Form 10-K (File No. 001-34057), filed February 27, 2017.

†*10.10
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.8 of Form 10-K (File No. 001-34057), filed February 27, 2017.

†*10.11
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.9 of Form 10-K (File No. 001-34057), filed February 27, 2017.

†*10.12
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers without Employment Contracts, incorporated herein by reference to Exhibit 10.10 of Form 10-K (File No. 001-34057), filed February 27, 2017.

†*10.13
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers without Employment Contracts, incorporated herein by reference to Exhibit 10.11 of Form 10-K (File No. 001-34057), filed February 27, 2017.

†10.14	Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors, filed herewith.

†*10.15	AGNC Mortgage Management, LLC Performance Incentive Plan - MTGE, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 27, 2017.

†*10.16
Form of Memorandum and Acceptance Agreement for Incentive Awards under the AGNC Mortgage Management, LLC Performance Incentive Plan - MTGE for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.13 of Form 10-K (File No. 001-34057), filed February 27, 2017.

†*10.17
Form of Memorandum and Acceptance Agreement for Incentive Awards under the AGNC Mortgage Management, LLC Performance Incentive Plan - MTGE for Section 16 Officers without Employment Contracts, incorporated herein by reference to Exhibit 10.14 of Form 10-K (File No. 001-34057), filed February 27, 2017.

*10.18
Underwriting Agreement, dated May 2, 2017, among AGNC Investment Corp., J.P. Morgan Securities LLC, Citigroup Global Markets Inc., Credit Suisse Securities (USA) LLC and Goldman Sachs & Co. LLC as representatives of the several underwriters listed on Schedule I attached thereto, incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-34057), filed May 5, 2017.

*10.19
Underwriting Agreement, dated September 12, 2017, among AGNC Investment Corp., Credit Suisse Securities (USA) LLC, J.P. Morgan Securities LLC, Morgan Stanley & Co. LLC, UBS Securities LLC and Wells Fargo Securities, LLC as representatives of the several underwriters listed on Schedule I attached thereto, incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-34057), filed September 15, 2017.

*10.20
Sales Agreement between AGNC Investment Corp. and Cantor Fitzgerald & Co., dated February 1, 2017, incorporated herein by reference to Exhibit 1.1 of Form 8-K (File No. 001-34057), filed February 1, 2017.

*10.21
Sales Agreement between AGNC Investment Corp. and Wells Fargo Securities, LLC, dated February 1, 2017, incorporated herein by reference to Exhibit 1.2 of Form 8-K (File No. 001-34057), filed February 1, 2017.

12.1	Computation of ratio of earnings to fixed charges and ration of earnings to combined fixed charges and preferred stock dividends, filed herewith.

14	AGNC Investment Corp. Code of Ethics and Conduct, adopted July 20, 2017, incorporated herein by reference to Exhibit 14 of Form 10-Q (File No. 001-34057), filed August 3, 2017.

21	Subsidiaries of the Company and jurisdiction of incorporation:
1) AGNC TRS, LLC, a Delaware limited liability company
2) Old Georgetown Insurance Co. LLC, a Missouri limited liability company
3) Bethesda Securities, LLC, a Delaware limited liability company
4) AGNC Mortgage Management, LLC, a Delaware limited liability company

23	Consent of Ernst & Young LLP, filed herewith

24	Powers of Attorney of directors, filed herewith.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	XBRL Instance Document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
________________________________
*    Previously filed

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

†	Management contract or compensatory plan or arrangement

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGNC INVESTMENT CORP.

		By:	/s/ GARY KAIN
Gary Kain Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)
Date:	February 26, 2018

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ GARY KAIN	Chief Executive Officer, President and Chief Investment Officer (Principal Executive Officer)	February 26, 2018
Gary Kain

	/s/ PETER FEDERICO	Chief Financial Officer and Executive Vice President (Principal Financial Officer)	February 26, 2018
Peter Federico

	/s/ BERNICE E. BELL	Senior Vice President and Chief Accounting Officer (Principal Accounting Officer)	February 26, 2018
Bernice E. Bell

	*	Director	February 26, 2018
Morris A. Davis

	*	Director	February 26, 2018
Larry K. Harvey

	*	Director	February 26, 2018
Prue B. Larocca

	*	Director	February 26, 2018
Paul E. Mullings

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact