Form 10-Q
period 2018-03-31
AGNC Investment Corp.
filed 2018-05-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2018
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

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2018 was 391,327,480.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2018	December 31, 2017
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $51,434 and $53,055, respectively)	$54,141	$55,506
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	621	662
Credit risk transfer securities, at fair value	884	876
Non-Agency securities, at fair value	36	36
U.S. Treasury securities, at fair value	224	—
REIT equity securities, at fair value	42	29
Cash and cash equivalents	972	1,046
Restricted cash	386	317
Derivative assets, at fair value	410	205
Receivable under reverse repurchase agreements	10,770	10,961
Goodwill and other intangible assets, net	550	551
Other assets	185	187
Total assets	$69,221	$70,376
Liabilities:
Repurchase agreements	$48,956	$50,296
Debt of consolidated variable interest entities, at fair value	336	357
Payable for investment securities purchased	457	95
Derivative liabilities, at fair value	32	28
Dividends payable	80	80
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	10,352	10,467
Accounts payable and other liabilities	670	299
Total liabilities	60,883	61,622
Stockholders' equity:
7.750% Series B Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $175)	169	169
7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $325)	315	315
Common stock - $0.01 par value; 600.0 shares authorized; 391.3 shares issued and outstanding	4	4
Additional paid-in capital	11,174	11,173
Retained deficit	(2,358)	(2,562)
Accumulated other comprehensive loss	(966)	(345)
Total stockholders' equity	8,338	8,754
Total liabilities and stockholders' equity	$69,221	$70,376
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2018	2017
Interest income:
Interest income	$431	$296
Interest expense	206	98
Net interest income	225	198
Other gain (loss), net:
Loss on sale of investment securities, net	(2)	(84)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(523)	16
Gain (loss) on derivative instruments and other securities, net	738	(40)
Management fee income	4	4
Total other gain (loss), net:	217	(104)
Expenses:
Compensation and benefits	10	10
Other operating expenses	8	8
Total operating expenses	18	18
Net income	424	76
Dividend on preferred stock	9	7
Net income available to common stockholders	$415	$69

Net income	$424	$76
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(621)	46
Comprehensive income (loss)	(197)	122
Dividend on preferred stock	9	7
Comprehensive income (loss) available (attributable) to common stockholders	$(206)	$115

Weighted average number of common shares outstanding - basic	391.3	331.0
Weighted average number of common shares outstanding - diluted	391.5	331.1
Net income per common share - basic and diluted	$1.06	$0.21
Dividends declared per common share	$0.54	$0.54
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	8.000% Series A Cumulative Redeemable Preferred Stock	7.750% Series B Cumulative Redeemable Preferred Stock	7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance, December 31, 2016	$167	$169	$—	331.0	$3	$9,932	$(2,518)	$(397)	$7,356
Net income	—	—	—	—	—	—	76	—	76
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	46	46
Preferred dividends declared	—	—	—	—	—	—	(7)		(7)
Common dividends declared	—	—	—	—	—	—	(179)	—	(179)
Balance, March 31, 2017	$167	$169	$—	331.0	$3	$9,932	$(2,628)	$(351)	$7,292

Balance, December 31, 2017	$—	$169	$315	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
Net income	—	—	—	—	—	—	424	—	424
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(621)	(621)
Stock-based compensation	—	—	—	—	—	1	—	—	1
Preferred dividends declared	—	—	—	—	—	—	(9)	—	(9)
Common dividends declared	—	—	—	—	—	—	(211)	—	(211)
Balance, March 31, 2018	$—	$169	$315	391.3	$4	$11,174	$(2,358)	$(966)	$8,338
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2018	2017
Operating activities:
Net income	$424	$76
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	69	89
Amortization of intangible assets	1	1
Stock-based compensation	1	—
Loss on sale of investment securities, net	2	84
Unrealized (gain) loss on investment securities measured at fair value through net income, net	523	(16)
(Gain) loss on derivative instruments and other securities, net	(738)	40
Decrease in other assets	3	125
Increase (decrease) in accounts payable and other accrued liabilities	3	(9)
Net cash provided by operating activities	288	390
Investing activities:
Purchases of Agency mortgage-backed securities	(2,287)	(4,573)
Purchases of credit risk transfer and non-Agency securities	(215)	(317)
Proceeds from sale of Agency mortgage-backed securities	1,181	4,424
Proceeds from sale of credit risk transfer and non-Agency securities	208	193
Principal collections on Agency mortgage-backed securities	1,661	1,636
Principal collections on credit risk transfer and non-Agency securities	—	4
Payments on U.S. Treasury securities	(1,345)	(1,748)
Proceeds from U.S. Treasury securities	1,403	2,999
Net proceeds from (payments on) reverse repurchase agreements	231	(1,192)
Net proceeds from (payments on) derivative instruments	466	(72)
Purchases of REIT equity securities	(16)	—
Net cash provided by (used in) investing activities	1,287	1,354
Financing activities:
Proceeds from repurchase arrangements	243,168	77,864
Payments on repurchase agreements	(244,507)	(76,347)
Payments on Federal Home Loan Bank advances	—	(3,037)
Payments on debt of consolidated variable interest entities	(21)	(28)
Cash dividends paid	(220)	(186)
Net cash provided by (used in) financing activities	(1,580)	(1,734)
Net change in cash, cash equivalents and restricted cash	(5)	10
Cash, cash equivalents and restricted cash at beginning of period	1,363	1,282
Cash, cash equivalents and restricted cash at end of period	$1,358	$1,292
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Basis of Presentation
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
Adoption of Accounting Standard Updates
As of January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. The adoption of ASU 2014-09 resulted in reclassification of expense reimbursements from MTGE Investment Corp. ("MTGE") from an other operating expense offset to management fee income on the consolidated statements of comprehensive income. Net income was not impacted. The adoption of ASU 2016-18 resulted in the presentation of restricted cash with cash and cash equivalents on the consolidated statements of cash flows when reconciling the total beginning and ending amounts. Our prior period results have been revised to conform to the current presentation.

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
We earn income primarily from investing in Agency residential mortgage-backed securities ("Agency RMBS") for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise or a U.S. Government agency. We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a U.S. Government-sponsored enterprise or U.S. Government agency. We fund our investments primarily through borrowings structured as repurchase agreements.
Our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities.

Note 3. Summary of Significant Accounting Policies
Investment Securities
Agency RMBS consist of residential mortgage pass-through securities and collateralized mortgage obligations ("CMOs") guaranteed by the Federal National Mortgage Association ("Fannie Mae"), Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the "GSEs") or the Government National Mortgage Association ("Ginnie Mae").

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
Mortgage-related securities may also include investments in the common stock of other publicly traded mortgage REITs, including MTGE, that primarily invest in Agency securities, non-Agency securities, other mortgage related instruments and/or real estate on a leveraged basis. As of March 31, 2018, our investments in REIT equity securities consisted solely of MTGE common stock.
Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for such securities pursuant to ASC Topic 825, Financial Instruments. All of our securities are reported at fair value as they have either been designated as available-for-sale or trading or we have elected the fair value option of accounting. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income ("OCI"). Unrealized gains and losses on securities classified as trading or for which we elected the fair value option are reported in net income through other gain (loss) during the period in which they occur. Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
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
We estimate the fair value of our investment securities based on prices provided by multiple third-party pricing services and non-binding dealer quotes (collectively "pricing sources"). These pricing sources use various valuation approaches, including market and income approaches, using "Level 2" inputs. The pricing sources primarily utilize a matrix pricing technique that interpolates the estimated fair value of our Agency RMBS based on observed quoted prices for forward contracts in the Agency RMBS "to-be-announced" market ("TBA securities") of the same coupon, maturity and issuer, adjusted to reflect the specific characteristics of the pool of mortgages underlying the Agency security, which may include maximum loan balance, loan vintage, loan-to-value ratio, geography and other characteristics as may be appropriate. The pricing sources may also utilize discounted cash flow model-derived pricing techniques to estimate the fair value of investment securities. Such models incorporate market-based discount rate assumptions based on observable inputs such as recent trading activity, credit data, volatility statistics, benchmark interest rate curves and other market data that are current as of the measurement date and may include certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and loss severities. We review the pricing estimates obtained from the pricing sources and perform procedures to validate their reasonableness. Refer to Note 8 for further discussion of fair value measurements.
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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year, but may extend up to five years or more. Interest rates on our repurchase agreements generally correspond to one or three-month LIBOR plus or minus a fixed spread. The fair value of our repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
We borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivative Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. Our reverse repurchase agreements typically have maturities of 30 days or less. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates generally reset daily.
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risks. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The primary instruments that we use are interest rate swaps, options to enter into interest rate swaps ("swaptions"), U.S. Treasury securities and U.S. Treasury futures contracts. We also use forward contracts in the Agency RMBS "to-be-announced" market, or TBA securities, to invest in and finance Agency securities as well as to periodically reduce our exposure to Agency RMBS.
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
Interest rate swap agreements
We use interest rate swaps to hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one or three-month LIBOR ("payer swaps") with terms up to 20 years. Our swap agreements are privately negotiated in the over-the-counter ("OTC") market.
The majority of our interest rate swaps are centrally cleared through a registered commodities exchange. We value centrally cleared interest rate swaps using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including LIBOR, swap rates and the forward yield curve. Our centrally cleared swaps require that we post an "initial margin" amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.
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
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in three stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets relating to past renewals of the management agreement with our former external manager and the internalization of our management, which occurred on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability, and, as of March 31, 2018, we did not accrue a loss contingency related to these matters.
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

Note 4. Investment Securities
As of March 31, 2018 and December 31, 2017, our investment portfolio consisted of $55.7 billion and $57.1 billion of investment securities, at fair value, respectively, and $13.6 billion and $15.7 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $82 million and $3 million as of March 31, 2018 and December 31, 2017, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of March 31, 2018 and December 31, 2017, our investment securities had a net unamortized premium balance of $2.6 billion and $2.7 billion, respectively, including interest and principal-only securities.

The following tables summarize our investment securities as of March 31, 2018 and December 31, 2017, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	March 31, 2018		December 31, 2017
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$55,266	$53,696	$55,477	$55,026
Adjustable rate	265	268	278	283
CMO	595	590	629	631
Interest-only and principal-only strips	202	208	213	228
Total Agency RMBS	56,328	54,762	56,597	56,168
Non-Agency RMBS	7	7	7	7
CMBS	28	29	28	29
CRT securities	848	884	834	876
Total investment securities	$57,211	$55,682	$57,466	$57,080

	March 31, 2018
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$22,893	$7,430	$32	$7	$—	$—	$30,362
Unamortized discount	(24)	(3)	—	—	—	—	(27)
Unamortized premium	1,083	414	—	—	—	—	1,497
Amortized cost	23,952	7,841	32	7	—	—	31,832
Gross unrealized gains	13	6	1	—	—	—	20
Gross unrealized losses	(713)	(273)	—	—	—	—	(986)
Total available-for-sale securities, at fair value	23,252	7,574	33	7	—	—	30,866
Securities remeasured at fair value through earnings:
Par value	13,472	9,948	—	—	29	814	24,263
Unamortized discount	(33)	(2)	—	—	(1)	(1)	(37)
Unamortized premium	672	446	—	—	—	35	1,153
Amortized cost	14,111	10,392	—	—	28	848	25,379
Gross unrealized gains	11	5	—	—	1	37	54
Gross unrealized losses	(360)	(256)	—	—	—	(1)	(617)
Total securities remeasured at fair value through earnings	13,762	10,141	—	—	29	884	24,816
Total securities, at fair value	$37,014	$17,715	$33	$7	$29	$884	$55,682
Weighted average coupon as of March 31, 2018	3.66%	3.69%	2.87%	2.50%	6.55%	5.50%	3.70%
Weighted average yield as of March 31, 2018 [1]	2.88%	2.93%	2.02%	3.03%	7.36%	5.51%	2.93%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 7.6% based on forward rates as of March 31, 2018.

	December 31, 2017
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$24,200	$8,219	$34	$7	$—	$—	$32,460
Unamortized discount	(25)	(3)	—	—	—	—	(28)
Unamortized premium	1,119	447	—	—	—	—	1,566
Amortized cost	25,294	8,663	34	7	—	—	33,998
Gross unrealized gains	98	22	1	—	—	—	121
Gross unrealized losses	(325)	(141)	—	—	—	—	(466)
Total available-for-sale securities, at fair value	25,067	8,544	35	7	—	—	33,653
Securities remeasured at fair value through earnings:
Par value	13,558	7,956	—	—	29	801	22,344
Unamortized discount	(34)	—	—	—	(1)	—	(35)
Unamortized premium	711	415	—	—	—	33	1,159
Amortized cost	14,235	8,371	—	—	28	834	23,468
Gross unrealized gains	26	2	—	—	1	42	71
Gross unrealized losses	(70)	(42)	—	—	—	—	(112)
Total securities remeasured at fair value through earnings	14,191	8,331	—	—	29	876	23,427
Total securities, at fair value	$39,258	$16,875	$35	$7	$29	$876	$57,080
Weighted average coupon as of December 31, 2017	3.67%	3.73%	2.84%	2.50%	6.55%	5.26%	3.71%
Weighted average yield as of December 31, 2017 [1]	2.84%	2.87%	2.02%	3.08%	7.30%	5.19%	2.89%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 8.4% based on forward rates as of December 31, 2017.

As of March 31, 2018 and December 31, 2017, our investments in CRT and non-Agency securities had the following credit ratings:

	March 31, 2018			December 31, 2017
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$7	$—	$—	$7	$—
BBB	26	—	29	20	—	29
BB	139	—	—	136	—	—
B	698	—	—	691	—	—
Not Rated	21	—	—	29	—	—
Total	$884	$7	$29	$876	$7	$29
 ________________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of March 31, 2018, our CRT securities had floating and fixed rate coupons ranging from 3.7% to 8.8%, referenced to loans originated between 2012 and 2018 with weighted average coupons ranging from 3.6% to 4.4%. As of December 31, 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%.

The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of March 31, 2018 and December 31, 2017, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 7.6% and 8.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2018 and December 31, 2017 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2018				December 31, 2017
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$2,671	$2,683	3.91%	2.61%	$2,712	$2,693	3.90%	2.67%
> 3 years and ≤ 5 years	6,283	6,395	3.23%	2.36%	7,499	7,518	3.31%	2.39%
> 5 years and ≤10 years	42,171	43,513	3.75%	2.98%	45,977	46,398	3.75%	2.95%
> 10 years	4,557	4,620	3.79%	3.52%	892	857	4.87%	4.74%
Total	$55,682	$57,211	3.70%	2.93%	$57,080	$57,466	3.71%	2.89%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2018 and December 31, 2017 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2018	$9,782	$(133)	$18,946	$(853)	$28,728	$(986)
December 31, 2017	$3,582	$(15)	$20,577	$(451)	$24,159	$(466)

We did not recognize OTTI charges on our investment securities for the three months ended March 31, 2018 and 2017. As of the end of each respective reporting period, a decision had not been made to sell any of our securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE or U.S. Government agency guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.

Gains and Losses on Sale of Investment Securities

The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2018 and 2017 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2018			2017
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(387)	$(1,003)	$(1,390)	$(5,149)	$(219)	$(5,368)
Proceeds from investment securities sold [1]	388	1,000	1,388	5,065	219	5,284
Net gain (loss) on sale of investment securities	$1	$(3)	$(2)	$(84)	$—	$(84)

Gross gain on sale of investment securities	$3	$7	$10	$4	$—	$4
Gross loss on sale of investment securities	(2)	(10)	(12)	(88)	—	(88)
Net gain (loss) on sale of investment securities	$1	$(3)	$(2)	$(84)	$—	$(84)
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Securitizations and Variable Interest Entities
As of March 31, 2018 and December 31, 2017, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. All of our CMO securities are backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support.

Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized Agency securities with a total fair value and approximate unpaid principal balance of $0.6 billion and $0.7 billion as of March 31, 2018 and December 31, 2017, respectively, and debt with a total fair value and approximate unpaid principal balance of $0.3 billion and $0.4 billion, respectively, in our accompanying consolidated balance sheets. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our involvement with the consolidated trusts is limited to the Agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of March 31, 2018 and December 31, 2017, the fair value of our CMO securities and interest and principal-only securities was $0.8 billion and $0.9 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.1 billion and $1.2 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $91 million and $124 million as of March 31, 2018 and December 31, 2017, respectively.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge our securities as collateral under our borrowing agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2018, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
Repurchase Agreements
As of March 31, 2018 and December 31, 2017, we had $49.0 billion and $50.3 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2018 and December 31, 2017 (dollars in millions):

	March 31, 2018			December 31, 2017
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$24,939	1.79%	14	$19,771	1.59%	11
> 1 to ≤ 3 months	12,881	1.70%	57	16,150	1.50%	50
> 3 to ≤ 6 months	3,381	1.76%	134	7,287	1.50%	130
> 6 to ≤ 9 months	485	2.07%	214	2,361	1.66%	225
> 9 to ≤ 12 months	3,678	1.96%	297	202	1.64%	297
> 12 to ≤ 24 months	2,267	2.29%	596	1,700	1.84%	468
> 24 to ≤ 36 months	1,325	2.26%	937	2,200	1.80%	803
> 36 to ≤ 48 months	—	—%	—	625	1.90%	1,141
Total Agency repo	$48,956	1.82%	109	$50,296	1.57%	116
As of March 31, 2018 and December 31, 2017, $3.7 billion and $5.3 billion, respectively, of our Agency repurchase agreements matured overnight and none of our repurchase agreements were due on demand.

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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2018 and December 31, 2017 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2018	December 31, 2017
Interest rate swaps	Derivative assets, at fair value	$174	$81
Swaptions	Derivative assets, at fair value	153	75
TBA securities	Derivative assets, at fair value	83	30
U.S. Treasury futures - short	Derivative assets, at fair value	—	19
Total derivative assets, at fair value		$410	$205

Interest rate swaps	Derivative liabilities, at fair value	$(1)	$(1)
TBA securities	Derivative liabilities, at fair value	(1)	(27)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(30)	—
Total derivative liabilities, at fair value		$(32)	$(28)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$224	$—
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(10,352)	(10,467)
Total U.S. Treasury securities, net at fair value		$(10,128)	$(10,467)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2018 and December 31, 2017 (dollars in millions):

	March 31, 2018				December 31, 2017
Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$21,075	1.51%	1.90%	1.5	$21,025	1.40%	1.46%	1.5
> 3 to ≤ 5 years	8,375	1.84%	1.87%	4.1	6,825	1.82%	1.43%	4.1
> 5 to ≤ 7 years	5,075	2.16%	1.96%	6.0	5,775	2.02%	1.44%	5.9
> 7 to ≤ 10 years	7,550	2.17%	1.88%	8.9	6,650	2.10%	1.42%	9.1
> 10 years	3,175	2.49%	1.91%	12.9	3,425	2.49%	1.45%	12.9
Total	$45,250	1.82%	1.90%	4.5	$43,700	1.74%	1.44%	4.5
________________________________

1.
As of March 31, 2018 and December 31, 2017, notional amount includes forward starting swaps of $2.5 billion and $4.6 billion, respectively, with an average forward start date of 0.4 and 0.3 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.77% and 1.68% as of March 31, 2018 and December 31, 2017, respectively.

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
March 31, 2018
≤ 1 year	$110	$104	7	$5,050	2.74%	3M	8.0
> 1 year ≤ 2 years	24	29	16	1,200	2.83%	3M	8.1
> 2 year ≤ 3 years	18	20	27	500	2.78%	3M	10.0
Total	$152	$153	10	$6,750	2.76%	3M	8.2
December 31, 2017
≤ 1 year	$118	$46	7	$5,100	2.71%	3M	8.8
> 1 year ≤ 2 years	23	16	18	1,050	2.71%	3M	8.7
> 2 year ≤ 3 years	18	13	30	500	2.78%	3M	10.0
Total	$159	$75	10	$6,650	2.72%	3M	8.9
________________________________

1.
As of March 31, 2018 and December 31, 2017, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	March 31, 2018			December 31, 2017
Maturity	Face Amount Net Long / (Short)	Cost Basis	Fair Value	Face Amount Net Long / (Short)	Cost Basis	Fair Value
5 years	$50	$50	$54	$(288)	$(286)	$(283)
7 years	(6,451)	(6,419)	(6,235)	(6,131)	(6,106)	(6,029)
10 years	(4,172)	(4,122)	(3,947)	(4,280)	(4,230)	(4,155)
Total U.S. Treasury securities, net	$(10,573)	$(10,491)	$(10,128)	$(10,699)	$(10,622)	$(10,467)

U.S. Treasury Futures	March 31, 2018				December 31, 2017
Maturity	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
5 years	$(730)	$(831)	$(836)	$(5)	$(730)	$(852)	$(848)	$4
10 years	(1,650)	(1,974)	(1,999)	(25)	(2,180)	(2,718)	(2,703)	15
Total U.S. Treasury futures	$(2,380)	$(2,805)	$(2,835)	$(30)	$(2,910)	$(3,570)	$(3,551)	$19
________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2018				December 31, 2017
TBA Securities by Coupon	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$403	$390	$394	$4	$1,373	$1,372	$1,370	$(2)
3.0%	2,774	2,756	2,768	12	3,161	3,225	3,217	(8)
3.5%	750	761	764	3	414	428	428	—
Total 15-Year TBA securities	3,927	3,907	3,926	19	4,948	5,025	5,015	(10)
30-Year TBA securities:
3.0%	3,822	3,690	3,726	36	4,317	4,303	4,312	9
3.5%	3,272	3,259	3,276	17	3,932	4,027	4,034	7
4.0%	2,650	2,709	2,719	10	2,338	2,449	2,446	(3)
4.5%	(35)	(36)	(36)	—	(61)	(65)	(65)	—
Total 30-Year TBA securities, net	9,709	9,622	9,685	63	10,526	10,714	10,727	13
Total TBA securities, net	$13,636	$13,529	$13,611	$82	$15,474	$15,739	$15,742	$3
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2018 and 2017 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2018:
TBA securities, net	$15,474	43,669	(45,507)	$13,636	$(292)
Interest rate swaps	$43,700	3,150	(1,600)	$45,250	663
Payer swaptions	$6,650	1,100	(1,000)	$6,750	91
U.S. Treasury securities - short position	$(10,699)	(662)	563	$(10,798)	212
U.S. Treasury securities - long position	$—	959	(734)	$225	—
U.S. Treasury futures contracts - short position	$(2,910)	(2,909)	3,439	$(2,380)	62
					$736
Three months ended March 31, 2017:
TBA securities, net	$10,916	36,096	(32,842)	$14,170	$39
Interest rate swaps	$37,175	1,300	(2,700)	$35,775	22
Payer swaptions	$1,200	1,000	—	$2,200	(11)
U.S. Treasury securities - short position	$(8,061)	(2,558)	1,450	$(9,169)	(78)
U.S. Treasury securities - long position	$189	303	(492)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(1,810)	1,810	$(1,810)	(12)
					$(39)
________________________________

1.	Amounts above exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Our International Swaps and Derivatives Association ("ISDA") Master Agreements contain a cross default provision under which a default under the terms of certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of March 31, 2018, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of March 31, 2018, our amount at risk with any counterparty related to our repurchase agreements was less than 5% of our tangible stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2018 and December 31, 2017 (in millions):

	March 31, 2018
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$50,996	$621	$202	$410	$52,229
U.S. Treasury securities - fair value [3]	115	—	49	—	164
Accrued interest on pledged securities	151	2	1	1	155
Restricted cash and cash equivalents	49	—	331	6	386
Total	$51,311	$623	$583	$417	$52,934

	December 31, 2017
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$52,497	$662	$221	$519	$53,899
U.S. Treasury securities - fair value [3]	113	—	72	—	185
Accrued interest on pledged securities	153	2	1	2	158
Restricted cash and cash equivalents	35	—	281	1	317
Total	$52,798	$664	$575	$522	$54,559
________________________________

1.	Includes $174 million and $182 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2018 and December 31, 2017, respectively.

2.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.

3.	Includes repledged securities received as collateral from counterparties.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2018 and December 31, 2017 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	March 31, 2018			December 31, 2017
Securities Pledged by Remaining Maturity of Repurchase Agreements	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
RMBS:[1,2]
≤ 30 days	$25,229	$25,939	$75	$20,162	$20,313	$59
> 30 and ≤ 60 days	8,001	8,249	24	12,950	13,061	38
> 60 and ≤ 90 days	5,561	5,724	17	4,000	4,013	11
> 90 days	12,205	12,570	36	15,385	15,512	45
Total RMBS	$50,996	$52,482	$152	$52,497	$52,899	$153
________________________________

1.	Includes $174 million and $182 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2018 and December 31, 2017, respectively.

2.	March 31, 2018 amounts exclude $115 million of repledged U.S. Treasury securities received as collateral from counterparties.
The table above excludes Agency securities transferred to our consolidated VIEs. Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Note 4 for additional information regarding our consolidated VIEs.

Assets Pledged from Counterparties
As of March 31, 2018 and December 31, 2017, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2018			December 31, 2017
Assets Pledged to AGNC	Reverse Repurchase Agreements [1]	Derivative Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Total
U.S. Treasury securities - fair value	$10,712	$—	$10,712	$10,853	$—	$10,853
Cash	—	247	247	—	82	82
Total	$10,712	$247	$10,959	$10,853	$82	$10,935
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2018 and December 31, 2017 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2018
Interest rate swap and swaption agreements, at fair value [1]	$327	$—	$327	$(1)	$(243)	$83
TBA securities, at fair value	83	—	83	(1)	—	82
Receivable under reverse repurchase agreements	10,770	—	10,770	(7,606)	(3,164)	—
Total	$11,180	$—	$11,180	$(7,608)	$(3,407)	$165

December 31, 2017
Interest rate swap and swaption agreements, at fair value [1]	$156	$—	$156	$(1)	$(82)	$73
TBA securities, at fair value	30	—	30	(22)	—	8
Receivable under reverse repurchase agreements	10,961	—	10,961	(9,682)	(1,279)	—
Total	$11,147	$—	$11,147	$(9,705)	$(1,361)	$81

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2018
Interest rate swap agreements, at fair value [1]	$1	$—	$1	$(1)	$—	$—
TBA securities, at fair value	1	—	1	(1)	—	—
Repurchase agreements	48,956	—	48,956	(7,606)	(41,350)	—
Total	$48,958	$—	$48,958	$(7,608)	$(41,350)	$—

December 31, 2017
Interest rate swap agreements, at fair value [1]	$1	$—	$1	$(1)	$—	$—
TBA securities, at fair value	27	—	27	(22)	(5)	—
Repurchase agreements and FHLB advances	50,296	—	50,296	(9,682)	(40,614)	—
Total	$50,324	$—	$50,324	$(9,705)	$(40,619)	$—
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

Note 8. Fair Value Measurements
We determine the fair value of our financial instruments based on our estimate of the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. We typically obtain price estimates from multiple third-party pricing services and dealers or, if applicable, the clearing exchange (see Note 3 for further details.) We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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
The availability of observable inputs can vary by instrument and is affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument.  Third-party pricing sources may also use certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and loss severities, especially when estimating fair values for securities with lower levels of recent trading activity.
We make inquiries of third-party pricing sources to understand the significant inputs and assumptions they used to determine their prices. We also review third-party price estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities, and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from pricing sources, we will exclude prices for securities from our estimation of fair value if we determine (based on our validation procedures and our market knowledge and expertise) that the price is significantly different from what observable market data would indicate and we cannot obtain an understanding from the third-party source as to the significant inputs used to determine the price.
The validation procedures described above also influence our determination of the appropriate fair value measurement categorization. The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2018 and December 31, 2017 based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	March 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$54,141	$—	$—	$55,506	$—
Agency securities transferred to consolidated VIEs	—	621	—	—	662	—
Credit risk transfer securities	—	884	—	—	876	—
Non-Agency securities	—	36	—	—	36	—
U.S. Treasury securities	224	—	—	—	—	—
REIT equity securities	42	—	—	29	—	—
Interest rate swaps	—	174	—	—	81	—
Swaptions	—	153	—	—	75	—
TBA securities	—	83	—	—	30	—
U.S. Treasury futures	—	—	—	19	—	—
Total	$266	$56,092	$—	$48	$57,266	$—
Liabilities:
Debt of consolidated VIEs	$—	$336	$—	$—	$357	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	10,352	—	—	10,467	—	—
Interest rate swaps	—	1	—	—	1	—
TBA securities	—	1	—	—	27	—
U.S. Treasury futures	30	—	—	—	—	—
Total	$10,352	$338	$—	$10,467	$385	$—
Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost. The cost basis of these instruments is determined to approximate fair value due to their short duration or, in the case of longer-term repo, due to floating rates of interest based on an index plus or minus a fixed spread which is consistent with fixed spreads demanded in the market. We estimate the fair value of these instruments using "Level 1" or "Level 2" inputs.

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

	Three Months Ended March 31,
	2018	2017
Weighted average number of common shares outstanding - basic	391.3	331.0
Unvested restricted stock units and performance share units	0.2	0.1
Weighted average number of common shares outstanding - diluted	391.5	331.1
Net income available to common stockholders	$415	$69
Net income per common share - basic and diluted	$1.06	$0.21

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2017 and March 31, 2018, 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 13,800 shares were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). Shares of Series B and Series C Preferred Stock are represented by depositary shares equal to 1/1000 interest in each share of Series B and Series C Preferred Stock, respectively. As of December 31, 2017 and March 31, 2018, we had 7,000 shares of Series B Preferred Stock and 13,000 shares of Series C Preferred Stock outstanding (represented by 7.0 million Series B depositary shares and 13.0 million Series C depositary shares outstanding, respectively) and 9,980,000 of authorized but unissued shares of preferred stock.
Holders of depository shares underlying our Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of their $25.00 per depositary share liquidation preference. Holders of depositary shares underlying our Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum up to, and including, October 14, 2022 and thereafter at a floating rate equal to three-month LIBOR plus a spread of 5.111% per annum of their $25.00 per depositary share liquidation preference. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of March 31, 2018, we had declared all required quarterly dividends on our preferred stock.
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
Preferred Stock Offering and Redemption
In August 2017, we issued 13,000 shares of Series C Preferred Stock in a public offering of 13.0 million Series C depositary shares at a price of $25 per depositary share for net proceeds of $315 million, after deducting underwriting discounts and estimated offering expenses. In September 2017, we redeemed all of our issued and outstanding shares of 8.000% Series A Cumulative Redeemable Preferred Stock ("Series A Preferred Stock") for $173 million (or $25 per share liquidation preference), plus accrued and unpaid dividends, and, in October of 2017, we filed a Certificate of Elimination of our Series A Preferred Stock with the Secretary of State of the State of Delaware, which eliminated the designation of Series A Preferred Stock from our amended and restated certificate of incorporation.
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
At-the-Market Offering Program
In February 2017, we entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to an aggregate amount of $750 million of shares of our common stock. During fiscal year 2017, we sold 7.6 million shares of our common stock under the sales agreements for proceeds of $159 million, or $20.96 per common share, net of estimated offering costs. As of March 31, 2018, $589 million of shares of our common stock remain available for issuance under this program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2018	2017
Beginning Balance	$(345)	$(397)
OCI before reclassifications	(620)	(38)
(Gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities	(1)	84
Ending Balance	$(966)	$(351)

Note 11. Subsequent Events

On April 12, 2018 , our Board of Directors declared a monthly dividend of $0.18 per common share, payable on May 9, 2018 to common stockholders of record as of April 30, 2018, respectively.
On May 2, 2018, we entered into an amendment to our management agreement with MTGE in connection with the proposed acquisition of MTGE by Annaly Capital Management, Inc. The transaction is expected to close in the third quarter of 2018, subject to customary closing conditions.  Pursuant to the amendment, we will continue to manage MTGE through the closing of the merger and for a short transitional period following the merger.  In addition to regular monthly management fees payable for ongoing service through the transition period, under the amendment we will be paid a termination fee of $41.7 million.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2018. Our MD&A is presented in six sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
We are an internally managed Real Estate Investment Trust ("REIT"). We commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
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
The size and composition of our investment portfolio depends on the investment strategies we implement, availability of attractively priced investments, suitable financing to appropriately leverage our investment portfolio and overall market conditions. Market conditions are influenced by a variety of factors, including interest rates, prepayment expectations, liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, regulations and relative returns on other assets.

Trends and Recent Market Impacts
The key market dynamics from 2017, including low volatility, steadily increasing equity valuations, stable longer-term rates, and tighter credit spreads all reversed course dramatically during the first quarter of 2018. The yield on the 10-year U.S. Treasury note rose 33 basis points over the quarter while shorter maturity Treasury and swap rates increased 40 to 50 basis points. Consistent with the increase in rates and wider credit spreads more broadly, spreads on Agency RMBS relative to benchmarks widened close to 10 basis points and were the primary driver of our negative economic return of -2.6% for the quarter, which includes the decline of -5.4% in our tangible net book value and dividends declared during the quarter of $0.54 per common share.
Given improving underlying economic fundamentals and a reduction of quantitative easing measures by several key central banks, our core view was that interest rates were biased somewhat higher. As such, by the end of 2017, we reduced our exposure to higher rates by increasing our interest rate hedge position to 97% of our Agency repo, TBA position and other debt. We also adjusted the composition of our interest rate hedges to include a greater portion of interest rate swaptions to provide greater protection against larger interest rate increases and greater interest rate volatility. During the first quarter, we continued to add additional interest rate protection, increasing our interest rate hedge position to 103% of our funding liabilities as of March 31, 2018. These actions minimized the impact of the increase in long-term rates during the first quarter on our tangible net book value and should continue to limit our exposure to further rate increases. Our net "duration gap," which is a measure of the risk due to mismatches that can occur between the interest rate sensitivity of our assets and liabilities, inclusive of hedges, was 0.5 years as of March 31, 2018, moderately higher than our net duration gap of 0.1 years as of December 31, 2017. As of March 31, 2018, our sensitivity to an instantaneous parallel increase in rates of 50 and 100 basis points, and assuming no portfolio rebalancing actions, was an estimated decline of -3.9% and -9.8%, respectively, of our tangible net book value. (See Item 3. Quantitative and Qualitative Disclosures about Market Risk in this Form 10-Q for further information on our interest rate and spread sensitivity).
The average cost of our repo funding increased by 25 basis points during the first quarter, consistent with the increase in the federal funds rate, as the Federal Reserve continued to gradually increase short-term interest rates. Over the same period, three-month LIBOR, which is linked to the receive leg of our pay fixed interest rate swaps, increased 61 basis points, and ended the quarter 49 bps higher than our average repo rate. Despite this favorable spread differential, our average total cost of funds for the first quarter, which includes repurchase agreements, the implied funding costs of our TBA securities and interest rate swaps, increased by 16 basis points to 1.68% for the quarter, as the receive legs of our interest rate swaps had not yet fully reset to the higher prevailing 3-month LIBOR rates. Our average net interest margin (including our TBA dollar roll funded assets and interest rate swap hedges and excluding "catch-up" premium amortization cost due to changes in CPR forecasts) for the first quarter decreased to 1.26%, compared to 1.36% for the fourth quarter, largely due to higher funding costs.
Our investment portfolio decreased modestly during the first quarter, while our asset composition was largely unchanged with 30-year and 15-year Agency RMBS fixed rate securities representing 78% and 18% of our investment portfolio, respectively, as of March 31, 2018. Our forecasted lifetime CPR was 7.6% as of March 31, 2018, down from 8.4% as of December 31, 2017, in line with higher interest rates. As of March 31, 2018, our "at risk" leverage ratio was 8.2x our tangible equity, largely unchanged from 8.1x as of December 31, 2017. Given the favorable funding dynamics for Agency RMBS and the attractive relative valuations between Agency RMBS and credit sensitive assets, we continue to favor levered investments in Agency RMBS over other fixed income products. Should Agency RMBS spreads continue to widen meaningfully, we would view it as an opportunity to opportunistically increase leverage.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2017	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	Mar. 31, 2018 vs Dec. 31, 2017
LIBOR:
1-Month	0.98%	1.22%	1.23%	1.56%	1.88%	+0.32	bps
3-Month	1.15%	1.30%	1.33%	1.69%	2.31%	+0.62	bps
6-Month	1.42%	1.45%	1.51%	1.84%	2.45%	+0.61	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.26%	1.38%	1.48%	1.89%	2.27%	+0.38	bps
3-Year U.S. Treasury	1.50%	1.55%	1.61%	1.98%	2.39%	+0.41	bps
5-Year U.S. Treasury	1.93%	1.89%	1.93%	2.21%	2.57%	+0.36	bps
10-Year U.S. Treasury	2.39%	2.30%	2.33%	2.41%	2.74%	+0.33	bps
30-Year U.S. Treasury	3.02%	2.84%	2.86%	2.74%	2.97%	+0.23	bps
Interest Rate Swap Rate:
2-Year Swap	1.62%	1.61%	1.73%	2.08%	2.58%	+0.50	bps
3-Year Swap	1.81%	1.74%	1.84%	2.17%	2.65%	+0.48	bps
5-Year Swap	2.06%	1.95%	2.00%	2.24%	2.71%	+0.47	bps
10-Year Swap	2.39%	2.27%	2.28%	2.40%	2.78%	+0.38	bps
30-Year Swap	2.65%	2.53%	2.52%	2.53%	2.82%	+0.29	bps
30-Year Fixed Rate Agency Price:
3.0%	$99.15	$99.88	$100.33	$100.02	$97.52	-$2.50
3.5%	$102.29	$102.70	$103.09	$102.70	$100.20	-$2.50
4.0%	$104.90	$105.12	$105.27	$104.59	$102.61	-$1.98
4.5%	$107.24	$107.27	$107.33	$106.40	$104.70	-$1.70
15-Year Fixed Rate Agency Price:
2.5%	$100.03	$100.53	$100.69	$99.88	$97.98	-$1.90
3.0%	$102.51	$102.64	$102.75	$101.88	$99.88	-$2.00
3.5%	$104.06	$104.06	$104.14	$103.23	$101.94	-$1.29
4.0%	$103.29	$103.44	$103.13	$102.72	$102.63	-$0.09
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of March 31, 2018 and December 31, 2017, our investment portfolio consisted of $55.7 billion and $57.1 billion of investment securities, at fair value, respectively, and $13.6 billion and $15.7 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of March 31, 2018 and December 31, 2017 (dollars in millions):

	March 31, 2018				December 31, 2017
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$8,916	$8,789	3.27%	13%	$8,951	$8,933	3.31%	12%
15-year TBA securities	3,907	3,926	3.04%	6%	5,025	5,015	2.90%	7%
Total ≤ 15-year	12,823	12,715	3.20%	18%	13,976	13,948	3.16%	19%
20-year RMBS	712	711	3.52%	1%	673	687	3.48%	1%
30-year:
30-year RMBS	45,638	44,196	3.70%	64%	45,853	45,406	3.72%	62%
30-year TBA securities	9,622	9,685	3.44%	14%	10,714	10,727	3.40%	15%
Total 30-year	55,260	53,881	3.66%	78%	56,567	56,133	3.65%	77%
Total fixed rate Agency RMBS and TBA securities	68,795	67,307	3.57%	97%	71,216	70,768	3.55%	97%
Adjustable rate Agency RMBS	265	268	2.91%	1%	278	283	2.90%	1%
CMO Agency RMBS:
CMO	595	590	3.43%	1%	629	631	3.43%	1%
Interest-only strips	95	100	4.13%	—%	101	112	4.39%	—%
Principal-only strips	107	108	—%	—%	112	116	—%	—%
Total CMO Agency RMBS	797	798	3.45%	1%	842	859	3.58%	1%
Total Agency RMBS and TBA securities	69,857	68,373	3.56%	99%	72,336	71,910	3.55%	99%
Non-Agency RMBS	7	7	2.50%	—%	7	7	2.50%	—%
CMBS	28	29	6.55%	—%	28	29	6.55%	—%
CRT	848	884	5.50%	1%	834	876	5.26%	—%
Total investment portfolio	$70,740	$69,293	3.59%	100%	$73,205	$72,822	3.57%	100%
________________________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2018 and December 31, 2017, our TBA positions had a net carrying value of $82 million and $3 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of March 31, 2018 and December 31, 2017, the weighted average yield on our investment securities (excluding TBA securities) was 2.93% and 2.89%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of March 31, 2018 and December 31, 2017 (dollars in millions):

	March 31, 2018
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$1,991	$1,998	$1,965	47%	101.2%	2.98%	2.13%	66	9%
3.0%	5,895	5,942	5,901	39%	102.1%	3.50%	2.38%	51	9%
3.5%	2,592	2,670	2,645	65%	103.7%	3.98%	2.38%	67	10%
4.0%	1,928	2,001	1,993	89%	103.8%	4.40%	2.68%	87	11%
4.5%	200	209	208	98%	104.3%	4.87%	3.01%	90	11%
≥ 5.0%	3	3	3	23%	102.7%	6.61%	4.64%	126	13%
Total ≤ 15-year	12,609	12,823	12,715	55%	102.7%	3.75%	2.42%	66	10%
20-year
≤ 3.0%	188	187	187	31%	99.4%	3.55%	3.10%	58	8%
3.5%	352	359	359	74%	102.1%	4.05%	3.00%	61	10%
4.0%	104	108	108	74%	103.9%	4.47%	3.16%	34	10%
4.5%	52	56	55	99%	106.5%	4.90%	2.96%	88	11%
≥ 5.0%	2	2	2	—%	106.0%	5.95%	3.33%	119	16%
Total 20-year:	698	712	711	64%	102.0%	4.06%	3.05%	58	10%
30-year:
3.0%	7,015	6,889	6,858	2%	100.2%	3.58%	2.96%	46	6%
3.5%	24,235	25,155	24,398	58%	104.5%	4.04%	2.89%	37	6%
4.0%	20,473	21,706	21,140	64%	106.6%	4.47%	3.05%	32	7%
4.5%	1,218	1,312	1,289	71%	107.7%	4.97%	3.25%	66	9%
5.0%	93	100	100	65%	106.9%	5.45%	3.71%	119	9%
≥ 5.5%	88	98	96	36%	110.4%	6.18%	3.36%	138	12%
Total 30-year	53,122	55,260	53,881	53%	105.1%	4.22%	2.97%	37	7%
Total fixed rate	$66,429	$68,795	$67,307	54%	104.7%	4.14%	2.88%	42	7%
________________________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $98,000 and $109,000 for 15-year and 30-year securities, respectively, as of March 31, 2018.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 114% and 136% for 15-year and 30-year securities, respectively, as of March 31, 2018.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of March 31, 2018.

	December 31, 2017
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$3,041	$3,061	$3,046	32%	101.2%	2.98%	2.13%	63	9%
3.0%	5,616	5,749	5,724	33%	102.8%	3.49%	2.18%	62	10%
3.5%	2,710	2,804	2,804	75%	103.5%	3.96%	2.42%	69	11%
4.0%	2,054	2,134	2,145	89%	103.9%	4.40%	2.68%	84	11%
4.5%	215	224	225	98%	104.3%	4.87%	3.01%	88	12%
≥ 5.0%	4	4	4	17%	102.8%	6.56%	4.47%	125	44%
Total ≤ 15-year	13,640	13,976	13,948	51%	103.0%	3.77%	2.38%	70	10%
20-year
≤ 3.0%	195	193	198	31%	99.4%	3.55%	3.10%	55	9%
3.5%	365	373	380	75%	102.1%	4.05%	3.00%	58	11%
4.0%	45	47	48	51%	104.2%	4.54%	2.96%	76	11%
4.5%	55	58	59	99%	106.5%	4.90%	2.95%	85	11%
≥ 5.0%	2	2	2	—%	106.0%	5.95%	3.32%	116	17%
Total 20-year:	662	673	687	62%	101.8%	4.02%	3.02%	61	10%
30-year:
≤ 3.0%	7,583	7,576	7,592	1%	100.2%	3.58%	2.96%	43	6%
3.5%	24,045	25,072	24,800	56%	104.6%	4.04%	2.84%	35	7%
4.0%	21,015	22,348	22,166	64%	106.5%	4.47%	2.99%	29	9%
4.5%	1,271	1,366	1,369	71%	107.4%	4.98%	3.18%	62	10%
5.0%	97	103	104	65%	106.6%	5.45%	3.69%	116	10%
≥ 5.5%	92	102	102	36%	110.0%	6.18%	3.34%	135	14%
Total 30-year	54,103	56,567	56,133	52%	105.2%	4.23%	2.93%	34	8%
Total fixed rate	$68,405	$71,216	$70,768	52%	104.8%	4.15%	2.84%	40	8%
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

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2017.
As of March 31, 2018 and December 31, 2017, our investments in CRT and non-Agency securities had the following credit ratings:

	March 31, 2018			December 31, 2017
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$7	$—	$—	$7	$—
BBB	26	—	29	20	—	29
BB	139	—	—	136	—	—
B	698	—	—	691	—	—
Not Rated	21	—	—	29	—	—
Total	$884	$7	$29	$876	$7	$29
 ________________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of March 31, 2018, our CRT securities had floating and fixed rate coupons ranging from 3.7% to 8.8%, referenced to loans originated between 2012 and 2018 with weighted average coupons ranging from 3.6% to 4.4%. As of December 31, December 31, 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%.

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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2018 and December 31, 2017 and our condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2018 and 2017 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	March 31, 2018	December 31, 2017
Investment securities, at fair value	$55,682	$57,080
Total assets	$69,221	$70,376
Repurchase agreements and other debt	$49,292	$50,653
Total liabilities	$60,883	$61,622
Total stockholders' equity	$8,338	$8,754
Net book value per common share [1]	$20.03	$21.09
Tangible net book value per common share [2]	$18.63	$19.69

	Three Months Ended March 31,
Statement of Comprehensive Income Data	2018	2017
Interest income	$431	$296
Interest expense	206	98
Net interest income	225	198
Other gain (loss), net	217	(104)
Operating expenses	18	18
Net income	424	76
Dividend on preferred stock	9	7
Net income available to common stockholders	$415	$69

Net income	$424	$76
Other comprehensive income (loss)	(621)	46
Comprehensive income (loss)	(197)	122
Dividend on preferred stock	9	7
Comprehensive income (loss) available (attributable) to common stockholders	$(206)	$115

Weighted average number of common shares outstanding - basic	391.3	331.0
Weighted average number of common shares outstanding - diluted	391.5	331.1
Net income per common share - basic and diluted	$1.06	$0.21
Comprehensive income per common share - basic and diluted	$(0.53)	$0.35
Dividends declared per common share	$0.54	$0.54

	Three Months Ended March 31,
Other Data (Unaudited) *	2018	2017
Average investment securities - at par	$53,986	$42,218
Average investment securities - at cost	$56,573	$44,215
Average net TBA portfolio - at cost	$15,585	$13,460
Average total assets - at fair value	$68,781	$55,029
Average Agency repurchase agreements and other debt outstanding [3]	$49,567	$39,203
Average stockholders' equity [4]	$8,535	$7,310
Average tangible net book value "at risk" leverage [5]	8.2:1	7.8:1
Tangible net book value "at risk" leverage (as of period end) [6]	8.2:1	8.0:1
Economic return on tangible common equity, unannualized [7]	(2.6)%	1.8%
Expenses % of average total assets, annualized	0.10%	0.13%
Expenses % of average assets, including average net TBA position, annualized	0.09%	0.10%
Expenses % of average stockholders' equity, annualized	0.84%	0.98%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as our total stockholders' equity, less our preferred stock liquidation preference, divided by our number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill and other intangible assets, net.

3.	Other debt includes debt of consolidated VIEs. Amount excludes U.S. Treasury repo agreements and TBA contracts.

4.	Average stockholders' equity calculated as our average month-ended stockholders' equity during the period.

5.
Average tangible net book value "at risk" leverage is calculated by dividing the sum of our daily weighted average mortgage borrowings outstanding (Agency repo, other debt and TBA securities (at cost)) for the period by the sum of our average stockholders' equity less our average investment in REIT equity securities, goodwill and other intangible assets, net for the period. Leverage excludes U.S. Treasury repurchase agreements.

6.
"At risk" leverage as of period end is calculated by dividing the sum of our mortgage borrowings outstanding and our receivable/payable for unsettled investment securities as of period end (at cost) by the sum of our total stockholders' equity less the fair value of investments in REIT equity securities, goodwill and other intangible assets, net at period end. Leverage excludes U.S. Treasury repurchase agreements.

7.
Economic return on tangible common equity represents the sum of the change in our tangible net book value per common share and our dividends declared on common stock during the period over our beginning tangible net book value per common share.

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2018 and 2017, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" amortization adjustments due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2018		2017
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$500	3.70%	$385	3.65%
Net premium amortization	(69)	(0.65)%	(89)	(0.97)%
Interest income (GAAP measure)	431	3.05%	296	2.68%
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(21)	(0.15)%	9	0.08%
Interest income, excluding "catch-up" premium amortization	410	2.90%	305	2.76%
TBA dollar roll income - implied interest income [1,2]	120	3.08%	90	2.69%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$530	2.94%	$395	2.74%

Weighted average actual portfolio CPR for investment securities held during the period	8.6%		10.7%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.6%		8.2%
Average 30-year fixed rate mortgage rate as of period end [4]	4.44%		4.14%
10-year U.S. Treasury rate as of period end	2.74%		2.39%
  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

2.
Implied interest income from TBA dollar roll transactions is computed as the sum of (i) our TBA dollar roll income and (ii) our estimated TBA implied funding cost (see Economic Interest Expense and Aggregate Cost of Funds below). TBA dollar roll income represents the price differential, or "price drop," between the TBA price for current month settlement versus the TBA price for forward month settlement and is the economic equivalent to interest income on the underlying Agency securities, less an implied funding cost, over the forward settlement period. Amount is net of TBAs used for hedging purposes. Amount excludes TBA mark-to-market adjustments (see .

3.	The combined asset yield is calculated on a weighted average basis based on our average investment and TBA balances outstanding during the period and their respective yields.

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual or implied) on our securities. The following is a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2018, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2018 vs. March 31, 2017
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$135	$83	$52
Estimated "catch-up" premium amortization cost due to change in CPR forecast	(30)	—	(30)
Interest income, excluding "catch-up" premium amortization cost	105	83	22
TBA dollar roll income - implied interest income	30	23	7
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$135	$106	$29

The size of our average investment portfolio increased 25% (at cost) from the prior year period, consisting of a 28% increase in holdings reported as investment securities and a 16% increase in TBA securities reported as derivative assets/(liabilities) on our consolidated balance sheets. The increase in our investment portfolio was primarily a function of equity issuances during 2017. The increase in our average asset yield on our investment portfolio to 2.94% for the three months ended March 31, 2018, from 2.74% for the prior year period, was largely due to changes in asset composition as we increased our holdings of 30-year fixed rate securities relative to shorter duration assets and lower prepayment speeds in line with higher interest rates.
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
Our tangible net book value "at risk" leverage was 8.2x and 8.1x as of March 31, 2018 and December 31, 2017, respectively. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Agency Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Average "At Risk" Leverage during the Period [4]	Tangible Net Book Value "At Risk" Leverage as of Period End [3]	"At Risk" Leverage as of Period End [5]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	7.7:1	8.2:1	7.6:1
December 31, 2017	$48,122	$51,322	$50,653	$18,355	$15,739	8.1:1	7.6:1	8.1:1	7.6:1
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.8:1	7.2:1	8.0:1	7.4:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2018 and 2017 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and periodic interest rate swap costs:

	Three Months Ended March 31,
	2018		2017
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$206	1.69%	$98	1.01%
TBA dollar roll income - implied interest expense [2,3]	58	1.49%	19	0.58%
Economic interest expense - before interest rate swap costs [4]	264	1.62%	117	0.89%
Periodic interest costs of interest rate swaps reported in gain (loss) on derivative instruments and other securities, net [5]	9	0.06%	45	0.34%
Total economic interest expense (non-GAAP measure)	$273	1.68%	$162	1.23%
 ________________________________

1.
Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, forward starting swaps or the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.

2.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

3.
The implied funding cost of TBA dollar roll transactions is determined using the price differential, or "price drop," between the TBA price for current month settlement versus the TBA price for forward month settlement and market based assumptions regarding the "cheapest-to-deliver" collateral that can be delivered to satisfy the TBA contract, such as the anticipated collateral’s weighted average coupon, weighted average maturity and projected 1-month CPR.  The average implied funding cost for all TBA transactions is weighted based on our daily average TBA balance outstanding for the period.

4.
The combined cost of funds for total mortgage borrowings outstanding, before interest rate swap costs, is calculated on a weighted average basis based on average repo, other debt and TBA balances outstanding during the period and their respective cost of funds.

5.	Interest rate swap cost of funds measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual or implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following is a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2018, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2018 vs. March 31, 2017
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$108	$26	$82
TBA dollar roll income - implied interest expense	39	3	36
Periodic interest rate swap costs	(36)	7	(43)
Total change in economic interest expense	$111	$36	$75
The average interest rate on our mortgage borrowings increased for current year periods largely due to increases in the federal funds rate, which were partly offset by the benefit of shifting a larger portion of our total Agency repo funding through our captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). The decrease in our periodic swap costs was due to an increase in the floating rate received on our pay-fixed receive-floating interest rate swaps and a smaller swap portfolio relative to our total mortgage borrowings, partly offset by a higher average pay rate.
The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2018	2017
Average Agency repo and other debt outstanding	$49,567	$39,203
Average net TBA portfolio outstanding - at cost	$15,585	$13,460
Average mortgage borrowings outstanding	$65,152	$52,663
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$41,021	$35,769
Ratio of average interest rate swaps to mortgage borrowings outstanding	63%	68%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.72%	1.49%
Average interest rate swap receive-floating rate	(1.63)%	(0.99)%
Average interest rate swap net pay/(receive) rate	0.09%	0.50%
For the three months ended March 31, 2018 and 2017, we had an average forward starting swap balance of $3.4 billion and $0.6 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three months ended March 31, 2018 and 2017 was 68% and 69%, respectively.

Net Interest Margin
The following table presents a summary of our net interest margin (including the impact of TBA dollar roll income and interest rate swap costs and excluding "catch-up" premium amortization) for the three months ended March 31, 2018 and 2017:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Margin	2018	2017
Average asset yield, excluding "catch-up" premium amortization	2.94%	2.74%
Average aggregate cost of funds	(1.68)%	(1.23)%
Average net interest margin, excluding "catch-up" premium amortization	1.26%	1.51%
Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three months ended March 31, 2018 and 2017 (dollars in millions):

	Three Months Ended March 31,
	2018	2017
Net interest income (GAAP measure)	$225	$198
TBA dollar roll income, net [1]	62	71
Periodic interest costs of interest rate swaps, net [1]	(9)	(45)
Dividend income from REIT equity securities [1]	1	—
Adjusted net interest and dollar roll income	279	224
Other operating income (expense):
Management fee income	4	4
Operating expenses	(18)	(18)
Adjusted operating income (expense), net	(14)	(14)
Net spread and dollar roll income	265	210
Dividend on preferred stock	9	7
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	256	203
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(21)	9
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$235	$212

Weighted average number of common shares outstanding - basic	391.3	331.0
Weighted average number of common shares outstanding - diluted	391.5	331.1
Net spread and dollar roll income per common share - basic	$0.65	$0.61
Net spread and dollar roll income per common share - diluted	$0.65	$0.61
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.60	$0.64
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.60	$0.64
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Net spread and dollar roll income, excluding "catch-up" premium amortization adjustments, for the three months ended March 31, 2018 decreased $(0.04) per diluted common share, or (6)%, to $0.60 per diluted common share, compared to $0.64 per diluted common share for the prior year period, primarily due to higher funding costs.

Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2018	2017
Loss on sale of investment securities, net	$(2)	$(84)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(523)	16
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	(621)	46
Total gain (loss) on investment securities, net	$(1,146)	$(22)
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-Q).
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2018 and 2017 (in millions):

	Three Months Ended March 31,
	2018	2017
Periodic interest costs of interest rate swaps, net	$(9)	$(45)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	62	71
TBA securities - mark-to-market net loss	(432)	(250)
Payer swaptions	6	—
U.S. Treasury securities - long position	—	1
U.S. Treasury securities - short position	3	6
U.S. Treasury futures - short position	110	2
Interest rate swaps - termination fees and variation margin settlements, net	582	267
REIT equity securities	1	—
Other	—	1
Total realized gain (loss) on derivative instruments and other securities, net	332	98
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain	78	218
Interest rate swaps	90	(200)
Payer swaptions	85	(11)
U.S. Treasury securities - short position	209	(84)
U.S. Treasury futures - short position	(48)	(14)
Other	1	(2)
Total unrealized gain (loss) on derivative instruments and other securities, net	415	(93)
Total gain (loss) on derivative instruments and other securities, net	$738	$(40)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended March 31, 2018 and 2017, we had estimated taxable income available to common stockholders of $80 million and $30 million (or $0.20 and $0.09 per diluted common share), respectively. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2018 and 2017 (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2018	2017
Net income	$424	$76
Estimated book to tax differences:
Premium amortization, net	(23)	(3)
Realized gain/loss, net	(652)	(379)
Net capital loss/(utilization of net capital loss carryforward)	245	276
Unrealized gain/loss, net	108	77
Other	(13)	(10)
Total book to tax differences	(335)	(39)
Estimated REIT taxable income	89	37
Dividend on preferred stock	9	7
Estimated REIT taxable income available to common stockholders	$80	$30
Weighted average number of common shares outstanding - basic	391.3	331.0
Weighted average number of common shares outstanding - diluted	391.5	331.1
Estimated REIT taxable income per common share - basic and diluted	$0.20	$0.09

Beginning cumulative non-deductible net capital loss	$357	$452
Net capital loss / (utilization of net capital loss carryforward)	245	276
Ending cumulative non-deductible net capital loss [1]	$602	$728
Ending cumulative non-deductible net capital loss per ending common share	$1.54	$2.20
 ________________________________

1.
Capital losses in excess of capital gains are not deductible from ordinary taxable income, but may be carried forward for up to five years and applied against future net capital gains. As of March 31, 2018, $0.4 B and $0.2 B of net capital losses were available through 2018 and 2023, respectively.

The following table summarizes dividends declared during the three months ended March 31, 2018 and 2017:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Series C Preferred Stock (Per Depositary Share)	Common Stock
March 31, 2018	$—	$0.484375	$0.43750	$0.54
March 31, 2017	$0.50000	$0.484375	$—	$0.54
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

Debt Capital
As of March 31, 2018 and December 31, 2017, our mortgage borrowings consisted of the following (dollars in millions):

	March 31, 2018		December 31, 2017
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements used to fund Agency RMBS	$48,956	77%	$50,296	75%
Debt of consolidated variable interest entities, at fair value	336	1%	357	1%
Total debt	49,292	78%	50,653	76%
Net TBA position, at cost	13,529	22%	15,739	24%
Total mortgage borrowings	$62,821	100%	$66,392	100%
Our tangible net book value "at risk" leverage was 8.2x and 8.1x as of March 31, 2018 and December 31, 2017, respectively, measured as the sum of our total mortgage borrowings, net payable / (receivable) for unsettled investment securities divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible assets and investments in REIT securities.
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
As of March 31, 2018, we had $49.0 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average cost of funds of 1.82% and a weighted average remaining days-to-maturity of 109 days, compared $50.3 billion, 1.57% and 116 days, respectively, as of December 31, 2017.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2018, we had master repurchase agreements with 46 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, BES. BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of March 31, 2018, $18.8 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2018. For further details regarding our borrowings under repurchase agreements as of March 31, 2018, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2018
Counter-Party Region	Number of Counter-Parties	Percent of Agency RMBS Repurchase Agreement Funding
North America:
FICC	1	35%
Other	26	44%
Total North America	27	79%
Europe	14	13%
Asia	5	8%
Total	46	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2018, haircuts on our pledged collateral remained stable and, as of March 31, 2018, our weighted average haircut was approximately 4.2% of the value of our collateral, inclusive of collateral funded through BES. As of March 31, 2018, our maximum amount at risk (or the amount of our repurchase liabilities in excess of the value of collateral pledged) with any counterparty related to our repurchase agreements was less than 5% of our tangible stockholders' equity, and our top five repo counterparties represented less than 15% of our tangible stockholders' equity.
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
As of March 31, 2018, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.0 billion and unpledged securities of approximately $3.5 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of March 31, 2018, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments. We may also use TBAs to leverage (or deleverage) our investment portfolio using long (or short) TBA contracts (see Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q additional details on of our TBA transactions).
Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2018, we had a net long TBA position with a total market value of $13.6 billion and a net carrying value of $82 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of March 31, 2018, the minimum net capital required was $0.3 million and BES had excess net capital of $264.1 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of March 31, 2018, approximately 90% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2018, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2018, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
FORWARD-LOOKING STATEMENTS
This document contains forward looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward looking statements are based on estimates, projections, beliefs and assumptions of our management as of the date of this Quarterly Report on Form 10-Q and involve risks and uncertainties in predicting future results and conditions.  Our actual performance could differ materially from those projected or anticipated in any forward looking statements due to a variety of factors, including, without limitation, changes in interest rates, the yield curve or prepayment rates; the availability and terms of financing; changes in the market value of our assets; the effectiveness of our risk mitigation strategies; conditions in the market for Agency and other mortgage securities; or legislative or regulatory changes that affect our status as a REIT or our exemption from the Investment Company Act of 1940 or that affect the GSE’s or secondary mortgage market in which we participate.  A discussion of risks and uncertainties that could cause actual results to differ from any of our forward looking statements is included in our most recent Annual Report on Form 10-K and this document under Item 1A. Risk Factors.  We caution readers not to place undue reliance on our forward looking statements.

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
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our tangible net book value as of March 31, 2018 and December 31, 2017 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2018 and December 31, 2017.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Tangible Net Asset Value [3,5]
As of March 31, 2018
-100 Basis Points	-7.1%	-0.1%	-1.4%
-50 Basis Points	-2.8%	+0.1%	+1.2%
+50 Basis Points	+0.7%	-0.4%	-3.9%
+100 Basis Points	+1.6%	-1.0%	-9.8%

As of December 31, 2017
-100 Basis Points	-10.4%	-1.0%	-9.1%
-50 Basis Points	-3.9%	-0.2%	-1.9%
+50 Basis Points	+0.4%	-0.2%	-2.0%
+100 Basis Points	+0.2%	-0.7%	-6.6%
________________________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 7.6% and 8.4% as of March 31, 2018 and December 31, 2017, respectively. As of March 31, 2018, rate shock scenarios assume a forecasted CPR of 10%, 8%, 7% and 6% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2017, rate shock scenarios assume a forecasted CPR of 13%, 10%, 7% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR.

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
Extension Risk
Extension risk is the risk that our assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting our net interest margin, and thus our net interest income.
Spread Risk
Spread risk is the risk that the market spread between the yield on our assets and the yield on benchmark interest rates linked to our interest rate hedges, such as U.S. Treasury rates and interest rate swap rates, may vary. The inherent spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, liquidity, or changes in required rates of return on different assets. Our strategies are generally not specifically designed to protect against spread risk, thus while we use interest rate swaps and other hedges to attempt to protect against moves in interest rates, our hedges will typically not protect our net book value against spread risk and our tangible net book value could decline if spreads widen.
The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value as of March 31, 2018 and December 31, 2017 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.7 and 5.3 years as of March 31, 2018 and December 31, 2017, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Tangible Net Asset Value [2,4]
As of March 31, 2018
-25 Basis Points	+1.4%	+13.4%
-10 Basis Points	+0.6%	+5.4%
+10 Basis Points	-0.6%	-5.4%
+25 Basis Points	-1.4%	-13.4%

As of December 31, 2017
-25 Basis Points	+1.3%	+12.6%
-10 Basis Points	+0.5%	+5.0%
+10 Basis Points	-0.5%	-5.0%
+25 Basis Points	-1.3%	-12.6%
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
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  As of March 31, 2018, we had unrestricted cash and cash equivalents of $1.0 billion and unpledged securities of approximately $3.5 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Credit Risk
Credit risk is the risk that we may not receive full repayment of principal, interest or other remuneration related to credit sensitive instruments. Investments in CRT and non-Agency securities expose us to credit risk. We are also exposed to credit risk in the event our derivative counterparties do not perform under the terms of our derivative agreements or in the event our repurchase agreement counterparties default on their obligations to resell the underlying collateral back to us at the end of the repo term.

We accept credit exposure related to our credit sensitive assets at levels we deem to be prudent within the context of our overall investment strategy. We attempt to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings and monitoring concentration levels with any one counterparty. We also monitor and adjust the amount of collateral pledged based on changes in market value.
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. As of March 31, 2018, our amount at risk with any counterparty related to our repurchase agreements was less than 5% of our tangible stockholders' equity and our maximum amount at risk with any counterparty related to our interest rate swap and swaption agreements, excluding centrally cleared swaps, was less than 1% of our stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
AGNC is named as a nominal defendant in three stockholder derivative lawsuits filed against the Company and certain of our current and former directors and officers. There have been no material changes to such matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. We believe the claims in these lawsuits lack merit, and we expect that the defendants will vigorously defend them. See also "Loss Contingencies" in Note 3 to our Consolidated Financial Statements included in this Form 10-Q.
Item 1A. Risk Factors
 There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6.     Exhibits and Financial Statement Schedules
(a)    Exhibit Index

Exhibit No.	Description

3.1	AGNC Investment Corp. Amended and Restated Certificate of Incorporation, as amended, filed herewith.

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	May 7, 2018

/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	May 7, 2018