Form 10-Q
period 2018-06-30
AGNC Investment Corp.
filed 2018-08-06
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2018
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

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of August 3, 2018 was 477,831,997.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $51,356 and $53,055, respectively)	$55,524	$55,506
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	587	662
Credit risk transfer securities, at fair value	936	876
Non-Agency securities, at fair value	60	36
REIT equity securities, at fair value	46	29
Cash and cash equivalents	863	1,046
Restricted cash	447	317
Derivative assets, at fair value	458	205
Receivable for investment securities sold (pledged securities)	31	—
Receivable under reverse repurchase agreements	13,306	10,961
Goodwill and other intangible assets, net	550	551
Other assets	330	187
Total assets	$73,138	$70,376
Liabilities:
Repurchase agreements	$48,839	$50,296
Debt of consolidated variable interest entities, at fair value	313	357
Payable for investment securities purchased	1,503	95
Derivative liabilities, at fair value	6	28
Dividends payable	87	80
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	12,898	10,467
Accounts payable and other liabilities	450	299
Total liabilities	64,096	61,622
Stockholders' equity:
7.750% Series B Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $175)	169	169
7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $325)	315	315
Common stock - $0.01 par value; 900 and 600 shares authorized, respectively; 434.1 and 391.3 shares issued and outstanding, respectively	4	4
Additional paid-in capital	11,964	11,173
Retained deficit	(2,299)	(2,562)
Accumulated other comprehensive loss	(1,111)	(345)
Total stockholders' equity	9,042	8,754
Total liabilities and stockholders' equity	$73,138	$70,376
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Interest income:
Interest income	$414	$293	$845	$589
Interest expense	237	112	443	210
Net interest income	177	181	402	379
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(74)	15	(76)	(69)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(94)	9	(617)	25
Gain (loss) on derivative instruments and other securities, net	298	(169)	1,036	(209)
Management fee income	4	4	8	8
Total other gain (loss), net:	134	(141)	351	(245)
Expenses:
Compensation and benefits	10	10	20	20
Other operating expense	8	6	16	14
Total operating expense	18	16	36	34
Net income	293	24	717	100
Dividend on preferred stock	9	7	18	14
Net income available to common stockholders	$284	$17	$699	$86

Net income	$293	$24	$717	$100
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(145)	121	(766)	167
Comprehensive income (loss)	148	145	(49)	267
Dividend on preferred stock	9	7	18	14
Comprehensive income (loss) available (attributable) to common stockholders	$139	$138	$(67)	$253

Weighted average number of common shares outstanding - basic	404.9	346.4	398.2	338.8
Weighted average number of common shares outstanding - diluted	405.2	346.5	398.4	338.9
Net income per common share - basic	$0.70	$0.05	$1.76	$0.25
Net income per common share - diluted	$0.70	$0.05	$1.75	$0.25
Dividends declared per common share	$0.54	$0.54	$1.08	$1.08
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	8.000% Series A Cumulative Redeemable Preferred Stock	7.750% Series B Cumulative Redeemable Preferred Stock	7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance, December 31, 2016	$167	$169	$—	331.0	$3	$9,932	$(2,518)	$(397)	$7,356
Net income	—	—	—	—	—	—	100	—	100
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	167	167
Stock-based compensation	—	—	—	—	—	1	—	—	1
Issuance of common stock	—	—	—	24.5	1	502	—	—	503
Preferred dividends declared	—	—	—	—	—	—	(14)	—	(14)
Common dividends declared	—	—	—	—	—	—	(368)	—	(368)
Balance, June 30, 2017	$167	$169	$—	355.6	$4	$10,435	$(2,800)	$(230)	$7,745

Balance, December 31, 2017	$—	$169	$315	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
Net income	—	—	—	—	—	—	717	—	717
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(766)	(766)
Stock-based compensation	—	—	—	—	—	3	—	—	3
Issuance of common stock	—	—	—	42.8	—	788	—	—	788
Preferred dividends declared	—	—	—	—	—	—	(18)	—	(18)
Common dividends declared	—	—	—	—	—	—	(436)	—	(436)
Balance, June 30, 2018	$—	$169	$315	434.1	$4	$11,964	$(2,299)	$(1,111)	$9,042
Amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2018	2017
Operating activities:
Net income	$717	$100
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	143	185
Amortization of intangible assets	1	2
Stock-based compensation	3	1
Loss on sale of investment securities, net	76	69
Unrealized (gain) loss on investment securities measured at fair value through net income, net	617	(25)
(Gain) loss on derivative instruments and other securities, net	(1,036)	209
(Increase) decrease in other assets	(139)	121
Increase in accounts payable and other accrued liabilities	28	17
Net cash provided by operating activities	410	679
Investing activities:
Purchases of Agency mortgage-backed securities	(7,946)	(9,065)
Purchases of credit risk transfer and non-Agency securities	(437)	(611)
Proceeds from sale of Agency mortgage-backed securities	4,326	7,636
Proceeds from sale of credit risk transfer and non-Agency securities	380	318
Principal collections on Agency mortgage-backed securities	3,421	3,262
Principal collections on credit risk transfer and non-Agency securities	4	4
Payments on U.S. Treasury securities	(4,734)	(7,320)
Proceeds from U.S. Treasury securities	7,318	6,873
Net proceeds from (payments on) reverse repurchase agreements	(2,251)	227
Net proceeds from (payments on) derivative instruments	630	(132)
Purchases of REIT equity securities	(16)	(4)
Net cash provided by investing activities	695	1,188
Financing activities:
Proceeds from repurchase arrangements	702,295	164,896
Payments on repurchase agreements	(703,752)	(163,696)
Payments on Federal Home Loan Bank advances	—	(3,037)
Payments on debt of consolidated variable interest entities	(42)	(55)
Net proceeds from common stock issuances	788	—
Cash dividends paid	(447)	(377)
Net cash used in financing activities	(1,158)	(2,269)
Net change in cash, cash equivalents and restricted cash	(53)	(402)
Cash, cash equivalents and restricted cash at beginning of period	1,363	1,282
Cash, cash equivalents and restricted cash at end of period	$1,310	$880
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
We earn income primarily from investing in Agency residential mortgage-backed securities ("Agency RMBS") for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise ("GSE") or a U.S. Government agency. We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency. We fund our investments primarily through borrowings structured as repurchase agreements.
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
Mortgage-related securities may also include investments in the common stock of other publicly traded mortgage REITs, including MTGE, that primarily invest in Agency securities, non-Agency securities, other mortgage related instruments and/or real estate on a leveraged basis. As of June 30, 2018, our investments in REIT equity securities consisted solely of MTGE common stock.
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the third-party estimates. We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previously estimated future prepayments and (ii) actual prepayments to date and our current estimated future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
At the time we purchase CRT securities and non-Agency MBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates and the impact of default and severity rates on the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments based on inputs and analysis received from external sources, internal models, and our judgment regarding such inputs and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment adjusted for credit impairments, if any.
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
Interest rate swaptions
We purchase interest rate swaptions to help mitigate the potential impact of larger, more rapid changes in interest rates on the performance of our investment portfolio. Interest rate swaptions provide us the option to enter into an interest rate swap agreement for a predetermined notional amount, stated term and pay and receive interest rates in the future. Our interest rate swaption agreements are not subject to central clearing. The premium paid for interest rate swaptions is reported as an asset in our consolidated balance sheets. We estimate the fair value of interest rate swaptions using a combination of inputs from counterparty and third-party pricing models based on the fair value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option, adjusted for non-performance risk, if any. The difference between the premium paid and the fair value of the swaption is reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. If a swaption expires unexercised, the realized loss on the swaption would be equal to the premium paid. If we sell or exercise a swaption, the realized gain or loss on the swaption would be equal to the difference between the cash or the fair value of the underlying interest rate swap and the premium paid.
TBA securities
A TBA security is a forward contract for the purchase or sale of Agency RMBS at a predetermined price, face amount, issuer, coupon and stated maturity on an agreed-upon future date. The specific Agency RMBS to be delivered into the contract are not known until shortly before the settlement date. We may choose, prior to settlement, to move the settlement of these securities out to a later date by entering into an offsetting TBA position, net settling the offsetting positions for cash, and simultaneously purchasing or selling a similar TBA contract for a later settlement date (together referred to as a "dollar roll transaction"). The Agency securities purchased or sold for a forward settlement date are typically priced at a discount to equivalent securities settling in the current month. This difference, or "price drop," is the economic equivalent of interest income on the underlying Agency securities, less an implied funding cost, over the forward settlement period (referred to as "dollar roll income"). Consequently, forward purchases of Agency securities and dollar roll transactions represent a form of off-balance sheet financing.
We account for TBA contracts as derivative instruments since either the TBA contracts do not settle in the shortest period of time possible or we cannot assert that it is probable at inception and throughout the term of the TBA contract that we will physically settle the contract on the settlement date. We account for TBA dollar roll transactions as a series of derivative transactions.

Gains, losses and dollar roll income associated with our TBA contracts are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. We estimate the fair value of TBA securities based on similar methods used to value our Agency RMBS securities.
U.S. Treasury securities
We use U.S. Treasury securities and U.S. Treasury futures contracts to mitigate the potential impact of changes in interest rates on the performance of our portfolio. We borrow U.S. Treasury securities under reverse repurchase agreements to cover short sales of U.S. Treasury securities. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our accompanying consolidated balance sheets based on the value of the underlying U.S. Treasury security as of the reporting date. Gains and losses associated with U.S. Treasury securities and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
MTGE Management Agreement
On May 2, 2018, MTGE announced its proposed acquisition by Annaly Capital Management, Inc. Coincident with the announcement, we entered into an amendment to our management agreement with MTGE. Pursuant to the amendment, we will continue to manage MTGE through the closing of the proposed merger and for a short transitional period following the merger.  In addition to regular monthly management fees payable for ongoing service through the transition period, under the amendment we will be paid a termination fee of $41.7 million. The transaction is expected to close in 2018, subject to closing conditions.
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in three stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets relating to past renewals of the management agreement with our former external manager and the internalization of our management, which occurred on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability, and, as of June 30, 2018, we did not accrue a loss contingency related to these matters.
Recent Accounting Pronouncements
We consider the applicability and impact of all Accounting Standards Updates ("ASUs") issued by the Financial Accounting Standards Board. ASUs not listed below were determined to be either not applicable, are not expected to have a significant impact on our consolidated financial statements when adopted or did not have a significant impact on our consolidated financial statements upon adoption.
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

Note 4. Investment Securities
As of June 30, 2018 and December 31, 2017, our investment portfolio consisted of $57.1 billion and $57.1 billion of investment securities, at fair value, respectively, and $20.0 billion and $15.7 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $105 million and $3 million as of June 30, 2018 and December 31, 2017, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of June 30, 2018 and December 31, 2017, our investment securities had a net unamortized premium balance of $2.6 billion and $2.7 billion, respectively, including interest and principal-only securities.

The following tables summarize our investment securities as of June 30, 2018 and December 31, 2017, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	June 30, 2018		December 31, 2017
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$56,918	$55,119	$55,477	$55,026
Adjustable rate	247	249	278	283
CMO	559	551	629	631
Interest-only and principal-only strips	191	192	213	228
Total Agency RMBS	57,915	56,111	56,597	56,168
Non-Agency RMBS	34	35	7	7
CMBS	25	25	28	29
CRT securities	901	936	834	876
Total investment securities	$58,875	$57,107	$57,466	$57,080

	June 30, 2018
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$20,785	$6,890	$30	$7	$—	$—	$27,712
Unamortized discount	(24)	(2)	—	—	—	—	(26)
Unamortized premium	1,016	397	—	—	—	—	1,413
Amortized cost	21,777	7,285	30	7	—	—	29,099
Gross unrealized gains	4	3	1	—	—	—	8
Gross unrealized losses	(813)	(306)	—	—	—	—	(1,119)
Total available-for-sale securities, at fair value	20,968	6,982	31	7	—	—	27,988
Securities remeasured at fair value through earnings:
Par value	16,598	11,097	—	30	25	858	28,608
Unamortized discount	(32)	(2)	—	(2)	(1)	(1)	(38)
Unamortized premium	734	428	—	—	—	44	1,206
Amortized cost	17,300	11,523	—	28	24	901	29,776
Gross unrealized gains	15	4	—	—	1	36	56
Gross unrealized losses	(438)	(274)	—	—	—	(1)	(713)
Total securities remeasured at fair value through earnings	16,877	11,253	—	28	25	936	29,119
Total securities, at fair value	$37,845	$18,235	$31	$35	$25	$936	$57,107
Weighted average coupon as of June 30, 2018	3.69%	3.72%	2.94%	3.70%	6.55%	5.81%	3.74%
Weighted average yield as of June 30, 2018 [1]	2.96%	3.03%	2.03%	4.46%	7.34%	5.53%	3.03%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 7.1% based on forward rates as of June 30, 2018.

	December 31, 2017
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$24,200	$8,219	$34	$7	$—	$—	$32,460
Unamortized discount	(25)	(3)	—	—	—	—	(28)
Unamortized premium	1,119	447	—	—	—	—	1,566
Amortized cost	25,294	8,663	34	7	—	—	33,998
Gross unrealized gains	98	22	1	—	—	—	121
Gross unrealized losses	(325)	(141)	—	—	—	—	(466)
Total available-for-sale securities, at fair value	25,067	8,544	35	7	—	—	33,653
Securities remeasured at fair value through earnings:
Par value	13,558	7,956	—	—	29	801	22,344
Unamortized discount	(34)	—	—	—	(1)	—	(35)
Unamortized premium	711	415	—	—	—	33	1,159
Amortized cost	14,235	8,371	—	—	28	834	23,468
Gross unrealized gains	26	2	—	—	1	42	71
Gross unrealized losses	(70)	(42)	—	—	—	—	(112)
Total securities remeasured at fair value through earnings	14,191	8,331	—	—	29	876	23,427
Total securities, at fair value	$39,258	$16,875	$35	$7	$29	$876	$57,080
Weighted average coupon as of December 31, 2017	3.67%	3.73%	2.84%	2.50%	6.55%	5.26%	3.71%
Weighted average yield as of December 31, 2017 [1]	2.84%	2.87%	2.02%	3.08%	7.30%	5.19%	2.89%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 8.4% based on forward rates as of December 31, 2017.
As of June 30, 2018 and December 31, 2017, our investments in CRT and non-Agency securities had the following credit ratings:

	June 30, 2018			December 31, 2017
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$7	$—	$—	$7	$—
BBB	56	18	25	20	—	29
BB	499	2	—	136	—	—
B	345	—	—	691	—	—
Not Rated	36	8	—	29	—	—
Total	$936	$35	$25	$876	$7	$29
 ________________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of June 30, 2018, our CRT securities had floating and fixed rate coupons ranging from 3.7% to 9.0%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.6% to 4.4%. As of December 31, 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of June 30, 2018 and December 31, 2017, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 7.1% and 8.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2018 and December 31, 2017 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2018				December 31, 2017
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$2,075	$2,099	4.24%	2.61%	$2,712	$2,693	3.90%	2.67%
> 3 years and ≤ 5 years	4,986	5,104	3.13%	2.37%	7,499	7,518	3.31%	2.39%
> 5 years and ≤10 years	41,174	42,591	3.79%	3.05%	45,977	46,398	3.75%	2.95%
> 10 years	8,872	9,081	3.72%	3.40%	892	857	4.87%	4.74%
Total	$57,107	$58,875	3.74%	3.03%	$57,080	$57,466	3.71%	2.89%
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2018 and December 31, 2017 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2018	$9,159	$(176)	$17,885	$(943)	$27,044	$(1,119)
December 31, 2017	$3,582	$(15)	$20,577	$(451)	$24,159	$(466)
We did not recognize OTTI charges on our investment securities during any of the periods presented herein. As of the end of each respective reporting period, a decision had not been made to sell securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE or U.S. Government agency guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2018 and 2017 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2018			2017
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(1,449)	$(1,975)	$(3,424)	$(586)	$(2,401)	$(2,987)
Proceeds from investment securities sold [1]	1,429	1,921	3,350	582	2,420	3,002
Net gain (loss) on sale of investment securities	$(20)	$(54)	$(74)	$(4)	$19	$15

Gross gain on sale of investment securities	$2	$3	$5	$2	$20	$22
Gross loss on sale of investment securities	(22)	(57)	(79)	(6)	(1)	(7)
Net gain (loss) on sale of investment securities	$(20)	$(54)	$(74)	$(4)	$19	$15

	Six Months Ended June 30,
	2018			2017
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(1,836)	$(2,978)	$(4,814)	$(5,735)	$(2,620)	$(8,355)
Proceeds from investment securities sold [1]	1,817	2,921	4,738	5,647	2,639	8,286
Net gain (loss) on sale of investment securities	$(19)	$(57)	$(76)	$(88)	$19	$(69)

Gross gain on sale of investment securities	$5	$10	$15	$6	$20	$26
Gross loss on sale of investment securities	(24)	(67)	(91)	(94)	(1)	(95)
Net gain (loss) on sale of investment securities	$(19)	$(57)	$(76)	$(88)	$19	$(69)
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Securitizations and Variable Interest Entities
As of June 30, 2018 and December 31, 2017, we held investments in CMO trusts, which are VIEs. We have consolidated certain of these CMO trusts in our consolidated financial statements where we have determined we are the primary beneficiary of the trusts. Our CMO securities are backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
In connection with our consolidated CMO trusts, we recognized Agency securities with a total fair value and approximate unpaid principal balance of $0.6 billion and $0.7 billion as of June 30, 2018 and December 31, 2017, respectively, and debt with a total fair value and approximate unpaid principal balance of $0.3 billion and $0.4 billion, respectively, in our accompanying consolidated balance sheets. We re-measure our consolidated debt at fair value through earnings in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Our involvement with the consolidated trusts is limited to the Agency securities transferred by us upon the formation of the trusts and the CMO securities subsequently held by us. There are no arrangements that could require us to provide financial support to the trusts.
As of June 30, 2018 and December 31, 2017, the fair value of our CMO securities and interest and principal-only securities was $0.7 billion and $0.9 billion, respectively, excluding the consolidated CMO trusts discussed above, or $1.0 billion and $1.2 billion, respectively, including the net asset value of our consolidated CMO trusts. Our maximum exposure to loss related to our CMO securities and interest and principal-only securities, including our consolidated CMO trusts, was $74 million and $124 million as of June 30, 2018 and December 31, 2017, respectively.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge our securities as collateral under our borrowing agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2018, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
Repurchase Agreements
As of June 30, 2018 and December 31, 2017, we had $48.8 billion and $50.3 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2018 and December 31, 2017 (dollars in millions):

	June 30, 2018			December 31, 2017
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$25,920	2.16%	10	$19,771	1.59%	11
> 1 to ≤ 3 months	10,072	2.03%	61	16,150	1.50%	50
> 3 to ≤ 6 months	743	2.22%	113	7,287	1.50%	130
> 6 to ≤ 9 months	7,979	2.13%	197	2,361	1.66%	225
> 9 to ≤ 12 months	900	2.53%	305	202	1.64%	297
> 12 to ≤ 24 months	2,300	2.79%	562	1,700	1.84%	468
> 24 to ≤ 36 months	925	2.80%	921	2,200	1.80%	803
> 36 to ≤ 48 months	—	—%	—	625	1.90%	1,141
Total Agency repo	$48,839	2.18%	101	$50,296	1.57%	116
As of June 30, 2018 and December 31, 2017, $9.2 billion and $5.3 billion, respectively, of our Agency repurchase agreements matured overnight and none of our repurchase agreements were due on demand. As of June 30, 2018 and December 31, 2017, 43% and 33%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include repo funding from the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 40% and 30% of our repurchase agreement funding outstanding as of June 30, 2018 and December 31, 2017, respectively, and is presented gross of $3.1 billion and $2.7 billion, respectively, of reverse repurchase agreements to the FICC on our consolidated balance sheet.

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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2018 and December 31, 2017 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2018	December 31, 2017
Interest rate swaps	Derivative assets, at fair value	$223	$81
Swaptions	Derivative assets, at fair value	127	75
TBA securities	Derivative assets, at fair value	108	30
U.S. Treasury futures - short	Derivative assets, at fair value	—	19
Total derivative assets, at fair value		$458	$205

Interest rate swaps	Derivative liabilities, at fair value	$—	$(1)
TBA securities	Derivative liabilities, at fair value	(3)	(27)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(3)	—
Total derivative liabilities, at fair value		$(6)	$(28)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$—	$—
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(12,898)	(10,467)
Total U.S. Treasury securities, net at fair value		$(12,898)	$(10,467)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2018 and December 31, 2017 (dollars in millions):

	June 30, 2018				December 31, 2017
Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$20,600	1.56%	2.34%	1.4	$21,025	1.40%	1.46%	1.5
> 3 to ≤ 5 years	8,975	1.91%	2.34%	4.0	6,825	1.82%	1.43%	4.1
> 5 to ≤ 7 years	4,775	2.39%	2.34%	6.0	5,775	2.02%	1.44%	5.9
> 7 to ≤ 10 years	10,450	2.34%	2.34%	8.6	6,650	2.10%	1.42%	9.1
> 10 years	3,075	2.35%	2.34%	12.7	3,425	2.49%	1.45%	12.9
Total	$47,875	1.93%	2.34%	4.6	$43,700	1.74%	1.44%	4.5
________________________________

1.
As of June 30, 2018 and December 31, 2017, notional amount includes forward starting swaps of $4.4 billion and $4.6 billion, respectively, with an average forward start date of 0.4 and 0.3 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.83% and 1.68% as of June 30, 2018 and December 31, 2017, respectively.

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
June 30, 2018
≤ 1 year	$96	$98	6	$4,700	2.82%	3M	7.7
> 1 year ≤ 2 years	26	29	20	900	2.87%	3M	8.6
Total	$122	$127	8	$5,600	2.83%	3M	7.8
December 31, 2017
≤ 1 year	$118	$46	7	$5,100	2.71%	3M	8.8
> 1 year ≤ 2 years	23	16	18	1,050	2.71%	3M	8.7
> 2 year ≤ 3 years	18	13	30	500	2.78%	3M	10.0
Total	$159	$75	10	$6,650	2.72%	3M	8.9
________________________________

1.
As of June 30, 2018 and December 31, 2017, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	June 30, 2018			December 31, 2017
Maturity	Face Amount (Short)	Cost Basis	Fair Value	Face Amount (Short)	Cost Basis	Fair Value
5 years	$(330)	$(328)	$(330)	$(288)	$(286)	$(283)
7 years	(8,092)	(8,058)	(7,853)	(6,131)	(6,106)	(6,029)
10 years	(4,972)	(4,914)	(4,715)	(4,280)	(4,230)	(4,155)
Total U.S. Treasury securities	$(13,394)	$(13,300)	$(12,898)	$(10,699)	$(10,622)	$(10,467)

U.S. Treasury Futures	June 30, 2018				December 31, 2017
Maturity	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
5 years	$—	$—	$—	$—	$(730)	$(852)	$(848)	$4
10 years	(1,650)	(1,980)	(1,983)	(3)	(2,180)	(2,718)	(2,703)	15
Total U.S. Treasury futures	$(1,650)	$(1,980)	$(1,983)	$(3)	$(2,910)	$(3,570)	$(3,551)	$19
________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2018				December 31, 2017
TBA Securities by Coupon	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$295	$285	$286	$1	$1,373	$1,372	$1,370	$(2)
3.0%	1,853	1,827	1,840	13	3,161	3,225	3,217	(8)
3.5%	2,282	2,301	2,308	7	414	428	428	—
4.0%	225	230	230	—	—	—	—	—
Total 15-Year TBA securities	4,655	4,643	4,664	21	4,948	5,025	5,015	(10)
30-Year TBA securities:
3.0%	2,962	2,843	2,867	24	4,317	4,303	4,312	9
3.5%	1,839	1,821	1,829	8	3,932	4,027	4,034	7
4.0%	5,594	5,662	5,697	35	2,338	2,449	2,446	(3)
4.5%	4,755	4,929	4,946	17	(61)	(65)	(65)	—
Total 30-Year TBA securities, net	15,150	15,255	15,339	84	10,526	10,714	10,727	13
Total TBA securities, net	$19,805	$19,898	$20,003	$105	$15,474	$15,739	$15,742	$3
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2018 and 2017 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2018:
TBA securities, net	$13,636	64,406	(58,237)	$19,805	$(14)
Interest rate swaps	$45,250	4,500	(1,875)	$47,875	216
Payer swaptions	$6,750	—	(1,150)	$5,600	34
U.S. Treasury securities - short position	$(10,798)	(5,629)	3,033	$(13,394)	35
U.S. Treasury securities - long position	$225	90	(315)	$—	—
U.S. Treasury futures contracts - short position	$(2,380)	(1,650)	2,380	$(1,650)	21
					$292
Three months ended June 30, 2017:
TBA securities, net	$14,170	56,306	(53,609)	$16,867	$163
Interest rate swaps	$35,775	5,725	(1,500)	$40,000	(194)
Payer swaptions	$2,200	2,750	—	$4,950	(13)
U.S. Treasury securities - short position	$(9,169)	(3,932)	5,743	$(7,358)	(110)
U.S. Treasury securities - long position	$—	—	—	$—	—
U.S. Treasury futures contracts - short position	$(1,810)	(3,710)	2,610	$(2,910)	(16)
					$(170)

Six months ended June 30, 2018:
TBA securities, net	$15,474	108,075	(103,744)	$19,805	$(306)
Interest rate swaps	$43,700	7,650	(3,475)	$47,875	879
Payer swaptions	$6,650	1,100	(2,150)	$5,600	125
U.S. Treasury securities - short position	$(10,699)	(6,291)	3,596	$(13,394)	247
U.S. Treasury securities - long position	$—	1,049	(1,049)	$—	—
U.S. Treasury futures contracts - short position	$(2,910)	(4,559)	5,819	$(1,650)	83
					$1,028
Six months ended June 30, 2017:
TBA securities, net	$10,916	92,402	(86,451)	$16,867	$202
Interest rate swaps	$37,175	7,025	(4,200)	$40,000	(172)
Payer swaptions	$1,200	3,750	—	$4,950	(24)
U.S. Treasury securities - short position	$(8,061)	(6,490)	7,193	$(7,358)	(188)
U.S. Treasury securities - long position	$189	303	(492)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(5,520)	4,420	$(2,910)	(28)
					$(209)
________________________________

1.	Amounts above exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Our International Swaps and Derivatives Association ("ISDA") Master Agreements contain a cross default provision under which a default under the terms of certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of June 30, 2018, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
As of June 30, 2018, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the FICC, was less than 5% of our tangible stockholders' equity. As of June 30, 2018, 6% of our tangible stockholder's equity was at risk with the FICC. The following table summarizes repurchase agreements outstanding with the FICC as of June 30, 2018 (dollars in millions):

	June 30, 2018
	Amount Outstanding	Net Counterparty Exposure [1]	Percent of Tangible Stockholders' Equity	Weighted Average Months to Maturity
FICC	$19,400	$539	6.3%	3
______________________

1.
Represents the net carrying value of securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2018 and December 31, 2017 (in millions):

	June 30, 2018
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$50,912	$587	$193	$450	$52,142
U.S. Treasury securities - fair value [3]	172	—	57	—	229
Accrued interest on pledged securities	153	2	1	1	157
Restricted cash and cash equivalents	65	—	375	7	447
Total	$51,302	$589	$626	$458	$52,975

	December 31, 2017
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$52,497	$662	$221	$519	$53,899
U.S. Treasury securities - fair value [3]	113	—	72	—	185
Accrued interest on pledged securities	153	2	1	2	158
Restricted cash and cash equivalents	35	—	281	1	317
Total	$52,798	$664	$575	$522	$54,559
________________________________

1.	Includes $168 million and $182 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2018 and December 31, 2017, respectively.

2.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.

3.	Includes repledged securities received as collateral from counterparties.
Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Note 4 for additional information regarding our consolidated VIEs.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2018 and December 31, 2017 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	June 30, 2018			December 31, 2017
Securities Pledged by Remaining Maturity of Repurchase Agreements	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
RMBS:[1,2]
≤ 30 days	$26,699	$27,565	$80	$20,162	$20,313	$59
> 30 and ≤ 60 days	5,164	5,341	16	12,950	13,061	38
> 60 and ≤ 90 days	5,349	5,505	16	4,000	4,013	11
> 90 days	13,700	14,192	41	15,385	15,512	45
Total RMBS	$50,912	$52,603	$153	$52,497	$52,899	$153
________________________________

1.	Includes $168 million and $182 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2018 and December 31, 2017, respectively.

2.	June 30, 2018 amounts exclude $172 million of repledged U.S. Treasury securities received as collateral from counterparties.
Assets Pledged from Counterparties
As of June 30, 2018 and December 31, 2017, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2018			December 31, 2017
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Total
U.S. Treasury securities - fair value	$13,247	$64	$13,311	$10,853	$—	$10,853
Cash	—	226	226	—	82	82
Total	$13,247	$290	$13,537	$10,853	$82	$10,935
U.S Treasury securities received as collateral under our reverse repurchase agreements for which we use to cover short sales of U.S. Treasury securities are accounted for as securities borrowing transactions. We recognize a corresponding obligation to return the borrowed securities at fair value on the accompanying consolidated balance sheets based on the value of the underlying borrowed securities as of the reporting date.
Cash collateral received is recognized in cash and cash equivalents with a corresponding amount recognized in accounts payable and other accrued liabilities on the accompanying consolidated balance sheets.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2018 and December 31, 2017 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2018
Interest rate swap and swaption agreements, at fair value [1]	$350	$—	$350	$—	$(277)	$73
TBA securities, at fair value	108	—	108	(3)	—	105
Receivable under reverse repurchase agreements	13,306	—	13,306	(8,949)	(4,357)	—
Total	$13,764	$—	$13,764	$(8,952)	$(4,634)	$178

December 31, 2017
Interest rate swap and swaption agreements, at fair value [1]	$156	$—	$156	$(1)	$(82)	$73
TBA securities, at fair value	30	—	30	(22)	—	8
Receivable under reverse repurchase agreements	10,961	—	10,961	(9,682)	(1,279)	—
Total	$11,147	$—	$11,147	$(9,705)	$(1,361)	$81

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2018
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	3	—	3	(3)	—	—
Repurchase agreements	48,839	—	48,839	(8,949)	(39,890)	—
Total	$48,842	$—	$48,842	$(8,952)	$(39,890)	$—

December 31, 2017
Interest rate swap agreements, at fair value [1]	$1	$—	$1	$(1)	$—	$—
TBA securities, at fair value	27	—	27	(22)	(5)	—
Repurchase agreements and FHLB advances	50,296	—	50,296	(9,682)	(40,614)	—
Total	$50,324	$—	$50,324	$(9,705)	$(40,619)	$—
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
The validation procedures described above also influence our determination of the appropriate fair value measurement categorization. The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2018 and December 31, 2017 based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	June 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$55,524	$—	$—	$55,506	$—
Agency securities transferred to consolidated VIEs	—	587	—	—	662	—
Credit risk transfer securities	—	936	—	—	876	—
Non-Agency securities	—	60	—	—	36	—
U.S. Treasury securities	—	—	—	—	—	—
REIT equity securities	46	—	—	29	—	—
Interest rate swaps	—	223	—	—	81	—
Swaptions	—	127	—	—	75	—
TBA securities	—	108	—	—	30	—
U.S. Treasury futures	—	—	—	19	—	—
Total	$46	$57,565	$—	$48	$57,266	$—
Liabilities:
Debt of consolidated VIEs	$—	$313	$—	$—	$357	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	12,898	—	—	10,467	—	—
Interest rate swaps	—	—	—	—	1	—
TBA securities	—	3	—	—	27	—
U.S. Treasury futures	3	—	—	—	—	—
Total	$12,898	$316	$—	$10,467	$385	$—
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

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding - basic	404.9	346.4	398.2	338.8
Unvested restricted stock units and performance share units	0.3	0.1	0.2	0.1
Weighted average number of common shares outstanding - diluted	405.2	346.5	398.4	338.9
Net income available to common stockholders	$284	$17	$699	$86
Net income per common share - basic	$0.70	$0.05	$1.76	$0.25
Net income per common share - diluted	$0.70	$0.05	$1.75	$0.25

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2017 and June 30, 2018, 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 13,800 shares were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). Shares of Series B and Series C Preferred Stock are represented by depositary shares equal to 1/1000 interest in each share of Series B and Series C Preferred Stock, respectively. As of December 31, 2017 and June 30, 2018, we had 7,000 shares of Series B Preferred Stock and 13,000 shares of Series C Preferred Stock outstanding (represented by 7.0 million Series B depositary shares and 13.0 million Series C depositary shares outstanding, respectively) and 9,980,000 of authorized but unissued shares of preferred stock.
Holders of depository shares underlying our Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of their $25.00 per depositary share liquidation preference. Holders of depositary shares underlying our Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum up to, and including, October 14, 2022 and thereafter at a floating rate equal to three-month LIBOR plus a spread of 5.111% per annum of their $25.00 per depositary share liquidation preference. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of June 30, 2018, we had declared all required quarterly dividends on our preferred stock.
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
Common Stock Offerings
In May 2018, we completed a public offering in which 34.5 million shares of our common stock were sold to the underwriters for proceeds of $633 million, or $18.35 per common share, net of offering costs. In May 2017, we completed a public offering in which 24.5 million shares of our common stock were sold to the underwriters for proceeds of $503 million, or $20.51 per common share, net of offering costs.
At-the-Market Offering Program
We have entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. On June 14, 2018, our existing sales agreement terminated and we entered into new sales agreements for shares of our common stock having an aggregate offering price of up to $1 billion. During the three and six months ended June 30, 2018, we sold 8.3 million shares of our common stock under sales agreements for proceeds of $155 million, or $18.73 per common share, net of offering costs. During the three and six months ended June 30, 2017, we did not sell shares of our common stock under the sales agreements. As of June 30, 2018, shares of our common stock with an aggregate offering price of $881 million remained available for issuance under this program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2018	2017	2018	2017
Beginning Balance	$(966)	$(351)	$(345)	$(397)
OCI before reclassifications	(165)	117	(785)	79
(Gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities	20	4	19	88
Ending Balance	$(1,111)	$(230)	$(1,111)	$(230)

Note 11. Subsequent Events

On July 12, 2018, our Board of Directors declared a monthly dividend of $0.18 per common share, payable on August 8, 2018 to common stockholders of record as of July 31, 2018.
On August 3, 2018, we completed a follow-on public offering of 43.7 million shares of our common stock for proceeds of $817 million, or $18.68 per common share, net of estimated offering costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2018. Our MD&A is presented in six sections:

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

Trends and Recent Market Impacts
In the first quarter, the 10-year U.S. Treasury rate increased 33 basis points, while shorter maturity Treasury and swap rates increased 40 to 50 basis points. Consistent with the increase in rates and wider credit spreads more broadly, spreads on Agency RMBS relative to swap and Treasury benchmarks widened close to 10 basis points and drove our negative economic return of -2.6% for the first quarter, comprised of a ($1.06) per common share decline in tangible net book value and $0.54 per common share of dividends declared for the quarter.
After a somewhat turbulent first quarter, financial market volatility returned to more normal levels in the second quarter of 2018. During the second quarter, the 10-year U.S. Treasury rate increased 11 basis points to 2.85% as of June 30, 2018, and the yield curve continued its flattening trend. Agency RMBS and credit spreads were largely unchanged for the quarter. We earned a positive economic return for the second quarter of 1.7%, consisting of a ($0.22) per common share decline in tangible net book value and $0.54 per common share of dividends declared.
Given our expectation that interest rates would likely move higher, we chose to operate with greater interest rate risk protection during the first half of 2018. Our interest rate hedge position totaled 103% of our funding liabilities as of March 31, 2018 and 99% as of June 30, 2018. Our hedge portfolio also included a larger relative portion of interest rate swaptions, which provided us with greater protection against large interest rate increases and higher interest rate volatility. Consistent with the size and composition of our hedge portfolio, and despite the increase in interest rates, our estimated net "duration gap," which is a measure of risk from mismatches between the interest rate sensitivity of our assets and liabilities, remained well contained at 0.5 years as of March 31, 2018 and 0.8 years as of June 30, 2018. Our hedge portfolio limited the impact of the increase in interest rates in the first half of the year on our tangible net book value and, we believe, will continue to mitigate, but not fully offset, our exposure to further rate increases. (For further information regarding our interest rate and spread sensitivity refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q.)
Consistent with the Federal Reserve’s 50 basis points increase of the federal funds rate through the first two quarters of 2018, our average repo funding cost increased 56 basis points to 1.99% for the second quarter of 2018 from 1.43% for the fourth quarter of 2017. Our average total cost of funds, which includes the cost of our repurchase agreements, the implied funding costs of our TBA securities and interest rate swap hedges, increased 15 basis points to 1.67% for the second quarter of 2018 from 1.52% for the fourth quarter of 2017. Our funding cost during the first half of 2018 benefited from the favorable spread differential between the rate that we paid on our repo funding and the three-month LIBOR rate that we received on our pay fixed interest rate swaps. This positive funding dynamic moderated somewhat during the second quarter but remained favorable relative to historical levels.
Our average asset yield, including the implied yield on our TBA assets and excluding “catch-up” premium amortization associated with changes in our CPR forecast, increased 14 basis points to 3.02% for the second quarter of 2018 from 2.88% for the fourth quarter of 2017. Our net interest spread, which represents the differential between our asset yield and our cost of funds, was 1.35% for the second quarter of 2018, compared to 1.36% for the fourth quarter of 2017.
Our investment portfolio increased to $77.1 billion, inclusive of TBA securities, as of June 30, 2018 from $72.8 billion as of December 31, 2017, consistent with the deployment of $788 million of new equity capital raised during the second quarter. As of June 30, 2018, our "at risk" leverage ratio was 8.3x our tangible equity, marginally up from 8.1x as of December 31, 2017. Our holdings of 30-year fixed rate Agency RMBS increased to 81% of our investment portfolio as of June 30, 2018 from 77% as of December 31, 2017.
Looking ahead, we continue to believe levered investments in Agency RMBS provide attractive risk adjusted returns, particularly relative to other credit sensitive products.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2017	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	June 30, 2018 vs Mar. 31, 2018		June 30, 2018 vs Dec. 31, 2017
LIBOR:
1-Month	1.22%	1.23%	1.56%	1.88%	2.09%	+0.21	bps	+0.53	bps
3-Month	1.30%	1.33%	1.69%	2.31%	2.34%	+0.03	bps	+0.65	bps
6-Month	1.45%	1.51%	1.84%	2.45%	2.50%	+0.05	bps	+0.66	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.38%	1.48%	1.89%	2.27%	2.53%	+0.26	bps	+0.64	bps
3-Year U.S. Treasury	1.55%	1.61%	1.98%	2.39%	2.62%	+0.23	bps	+0.64	bps
5-Year U.S. Treasury	1.89%	1.93%	2.21%	2.57%	2.73%	+0.16	bps	+0.52	bps
10-Year U.S. Treasury	2.30%	2.33%	2.41%	2.74%	2.85%	+0.11	bps	+0.44	bps
30-Year U.S. Treasury	2.84%	2.86%	2.74%	2.97%	2.98%	+0.01	bps	+0.24	bps
Interest Rate Swap Rate:
2-Year Swap	1.61%	1.73%	2.08%	2.58%	2.79%	+0.21	bps	+0.71	bps
3-Year Swap	1.74%	1.84%	2.17%	2.65%	2.85%	+0.20	bps	+0.68	bps
5-Year Swap	1.95%	2.00%	2.24%	2.71%	2.88%	+0.17	bps	+0.64	bps
10-Year Swap	2.27%	2.28%	2.40%	2.78%	2.93%	+0.15	bps	+0.53	bps
30-Year Swap	2.53%	2.52%	2.53%	2.82%	2.93%	+0.11	bps	+0.40	bps
30-Year Fixed Rate Agency Price:
3.0%	$99.88	$100.33	$100.02	$97.52	$96.86	-$0.66		-$3.16
3.5%	$102.70	$103.09	$102.70	$100.20	$99.52	-$0.68		-$3.18
4.0%	$105.12	$105.27	$104.59	$102.61	$101.96	-$0.65		-$2.63
4.5%	$107.27	$107.33	$106.40	$104.70	$104.13	-$0.57		-$2.27
15-Year Fixed Rate Agency Price:
2.5%	$100.53	$100.69	$99.88	$97.98	$97.22	-$0.76		-$2.66
3.0%	$102.64	$102.75	$101.88	$99.88	$99.41	-$0.47		-$2.47
3.5%	$104.06	$104.14	$103.23	$101.94	$101.16	-$0.78		-$2.07
4.0%	$103.44	$103.13	$102.72	$102.63	$102.58	-$0.05		-$0.14
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of June 30, 2018 and December 31, 2017, our investment portfolio consisted of $57.1 billion and $57.1 billion of investment securities, at fair value, respectively, and $20.0 billion and $15.7 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of June 30, 2018 and December 31, 2017 (dollars in millions):

	June 30, 2018				December 31, 2017
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$7,466	$7,324	3.27%	9%	$8,951	$8,933	3.31%	12%
15-year TBA securities	4,642	4,664	3.26%	6%	5,025	5,015	2.90%	7%
Total ≤ 15-year	12,108	11,988	3.27%	15%	13,976	13,948	3.16%	19%
20-year RMBS	793	787	3.62%	1%	673	687	3.48%	1%
30-year:
30-year RMBS	48,659	47,008	3.73%	61%	45,853	45,406	3.72%	62%
30-year TBA securities	15,255	15,339	3.90%	20%	10,714	10,727	3.40%	15%
Total 30-year	63,914	62,347	3.77%	81%	56,567	56,133	3.65%	77%
Total fixed rate Agency RMBS and TBA securities	76,815	75,122	3.69%	97%	71,216	70,768	3.55%	97%
Adjustable rate Agency RMBS	247	249	2.97%	1%	278	283	2.90%	1%
CMO Agency RMBS:
CMO	559	551	3.43%	1%	629	631	3.43%	1%
Interest-only strips	89	90	3.94%	—%	101	112	4.39%	—%
Principal-only strips	103	102	—%	—%	112	116	—%	—%
Total CMO Agency RMBS	751	743	3.36%	1%	842	859	3.58%	1%
Total Agency RMBS and TBA securities	77,813	76,114	3.68%	99%	72,336	71,910	3.55%	99%
Non-Agency RMBS	34	35	3.70%	—%	7	7	2.50%	—%
CMBS	25	25	6.55%	—%	28	29	6.55%	—%
CRT	901	936	5.81%	1%	834	876	5.26%	—%
Total investment portfolio	$78,773	$77,110	3.71%	100%	$73,205	$72,822	3.57%	100%
________________________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2018 and December 31, 2017, our TBA positions had a net carrying value of $105 million and $3 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of June 30, 2018 and December 31, 2017, the weighted average yield on our investment securities (excluding TBA securities) was 3.03% and 2.89%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of June 30, 2018 and December 31, 2017 (dollars in millions):

	June 30, 2018
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$1,583	$1,589	$1,551	56%	101.2%	2.98%	2.11%	68	9%
3.0%	4,569	4,593	4,551	47%	101.9%	3.50%	2.43%	51	9%
3.5%	3,789	3,857	3,836	36%	103.3%	4.01%	2.57%	45	9%
4.0%	1,807	1,872	1,855	77%	103.9%	4.40%	2.65%	89	11%
4.5%	186	194	192	98%	104.2%	4.87%	3.01%	93	11%
≥ 5.0%	3	3	3	24%	102.6%	6.59%	4.62%	129	13%
Total ≤ 15-year	11,937	12,108	11,988	50%	102.5%	3.75%	2.47%	62	9%
20-year
≤ 3.0%	182	181	180	31%	99.4%	3.55%	3.10%	61	8%
3.5%	338	345	341	74%	102.1%	4.05%	3.00%	64	10%
4.0%	149	154	153	83%	103.7%	4.44%	3.22%	26	10%
4.5%	105	111	111	100%	105.9%	4.97%	3.19%	44	11%
≥ 5.0%	2	2	2	—%	106.0%	5.96%	3.33%	123	16%
Total 20-year:	776	793	787	69%	102.3%	4.15%	3.09%	53	10%
30-year:
3.0%	6,069	5,956	5,894	2%	100.2%	3.58%	2.96%	48	6%
3.5%	23,165	24,060	23,166	60%	104.3%	4.04%	2.92%	39	6%
4.0%	25,238	26,472	25,868	59%	105.9%	4.46%	3.16%	32	7%
4.5%	6,927	7,238	7,233	22%	106.3%	4.96%	3.54%	39	8%
5.0%	88	94	95	64%	107.1%	5.45%	3.71%	122	8%
≥ 5.5%	85	94	91	36%	110.5%	6.17%	3.38%	140	12%
Total 30-year	61,572	63,914	62,347	50%	104.8%	4.24%	3.06%	37	7%
Total fixed rate	$74,285	$76,815	$75,122	50%	104.5%	4.18%	2.98%	40	7%
________________________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $100,000 and $109,000 for 15-year and 30-year securities, respectively, as of June 30, 2018.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 115% and 136% for 15-year and 30-year securities, respectively, as of June 30, 2018.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of June 30, 2018.

	December 31, 2017
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$3,041	$3,061	$3,046	32%	101.2%	2.98%	2.13%	63	9%
3.0%	5,616	5,749	5,724	33%	102.8%	3.49%	2.18%	62	10%
3.5%	2,710	2,804	2,804	75%	103.5%	3.96%	2.42%	69	11%
4.0%	2,054	2,134	2,145	89%	103.9%	4.40%	2.68%	84	11%
4.5%	215	224	225	98%	104.3%	4.87%	3.01%	88	12%
≥ 5.0%	4	4	4	17%	102.8%	6.56%	4.47%	125	44%
Total ≤ 15-year	13,640	13,976	13,948	51%	103.0%	3.77%	2.38%	70	10%
20-year
≤ 3.0%	195	193	198	31%	99.4%	3.55%	3.10%	55	9%
3.5%	365	373	380	75%	102.1%	4.05%	3.00%	58	11%
4.0%	45	47	48	51%	104.2%	4.54%	2.96%	76	11%
4.5%	55	58	59	99%	106.5%	4.90%	2.95%	85	11%
≥ 5.0%	2	2	2	—%	106.0%	5.95%	3.32%	116	17%
Total 20-year:	662	673	687	62%	101.8%	4.02%	3.02%	61	10%
30-year:
≤ 3.0%	7,583	7,576	7,592	1%	100.2%	3.58%	2.96%	43	6%
3.5%	24,045	25,072	24,800	56%	104.6%	4.04%	2.84%	35	7%
4.0%	21,015	22,348	22,166	64%	106.5%	4.47%	2.99%	29	9%
4.5%	1,271	1,366	1,369	71%	107.4%	4.98%	3.18%	62	10%
5.0%	97	103	104	65%	106.6%	5.45%	3.69%	116	10%
≥ 5.5%	92	102	102	36%	110.0%	6.18%	3.34%	135	14%
Total 30-year	54,103	56,567	56,133	52%	105.2%	4.23%	2.93%	34	8%
Total fixed rate	$68,405	$71,216	$70,768	52%	104.8%	4.15%	2.84%	40	8%
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

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2017.
As of June 30, 2018 and December 31, 2017, our investments in CRT and non-Agency securities had the following credit ratings:

	June 30, 2018			December 31, 2017
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$7	$—	$—	$7	$—
BBB	56	18	25	20	—	29
BB	499	2	—	136	—	—
B	345	—	—	691	—	—
Not Rated	36	8	—	29	—	—
Total	$936	$35	$25	$876	$7	$29
 ________________________________

1.	Represents the lowest of Standard and Poor's ("S&P"), Moody's and Fitch credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of June 30, 2018, our CRT securities had floating and fixed rate coupons ranging from 3.7% to 9.0%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.6% to 4.4%. As of December 31, December 31, 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%.

RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "economic interest income," "economic interest expense," "net spread and dollar roll income," "net spread and dollar roll income, excluding 'catch-up' premium amortization," "estimated taxable income" and the related per common share measures and certain financial metrics derived from such non-GAAP information, such as "cost of funds" and "net interest spread."
"Economic interest income" is measured as interest income (GAAP measure), adjusted (i) to exclude "catch-up" premium amortization associated with changes in CPR estimates and (ii) to include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense and interest rate swap periodic income/(cost). "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and dividends on REIT equity securities (referred to as "adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure), net of management fee income (GAAP measure).
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
Specifically, in the case of "adjusted net interest and dollar roll income," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements in "economic interest expense" is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and it is more indicative of our total cost of funds than interest expense alone. In the case of "economic interest income" and "net spread and dollar roll income, excluding 'catch-up' premium amortization," we believe the exclusion of "catch-up" adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. In the case of estimated taxable income, we believe it is meaningful information because it directly relates to the amount of dividends we are required to distribute to maintain our REIT qualification status.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2018 and December 31, 2017 and our condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2018 and 2017 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	June 30, 2018	December 31, 2017
Investment securities, at fair value	$57,107	$57,080
Total assets	$73,138	$70,376
Repurchase agreements and other debt	$49,152	$50,653
Total liabilities	$64,096	$61,622
Total stockholders' equity	$9,042	$8,754
Net book value per common share [1]	$19.68	$21.09
Tangible net book value per common share [2]	$18.41	$19.69

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data	2018	2017	2018	2017
Interest income	$414	$293	$845	$589
Interest expense	237	112	443	210
Net interest income	177	181	402	379
Other gain (loss), net	134	(141)	351	(245)
Operating expenses	18	16	36	34
Net income	293	24	717	100
Dividend on preferred stock	9	7	18	14
Net income available to common stockholders	$284	$17	$699	$86

Net income	$293	$24	$717	$100
Other comprehensive income (loss)	(145)	121	(766)	167
Comprehensive income (loss)	148	145	(49)	267
Dividend on preferred stock	9	7	18	14
Comprehensive income (loss) available (attributable) to common stockholders	$139	$138	$(67)	$253

Weighted average number of common shares outstanding - basic	404.9	346.4	398.2	338.8
Weighted average number of common shares outstanding - diluted	405.2	346.5	398.4	338.9
Net income per common share - basic	$0.70	$0.05	$1.76	$0.25
Net income per common share - diluted	$0.70	$0.05	$1.75	$0.25
Comprehensive income (loss) per common share - basic and diluted	$0.34	$0.40	$(0.17)	$0.75
Dividends declared per common share	$0.54	$0.54	$1.08	$1.08

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2018	2017	2018	2017
Average investment securities - at par	$52,856	$41,986	$53,421	$42,102
Average investment securities - at cost	$55,329	$43,992	$55,927	$44,083
Average net TBA portfolio - at cost	$16,912	$16,931	$16,252	$15,205
Average total assets - at fair value	$68,830	$54,241	$68,785	$54,441
Average Agency repurchase agreements and other debt outstanding [3]	$47,823	$38,945	$48,690	$39,073
Average stockholders' equity [4]	$8,652	$7,552	$8,630	$7,451
Average tangible net book value "at risk" leverage [5]	8.0:1	8.0:1	8.1:1	7.9:1
Tangible net book value "at risk" leverage (as of period end) [6]	8.3:1	8.1:1	8.3:1	8.1:1
Economic return on tangible common equity, unannualized [7]	1.7%	2.5%	(1.0)%	4.3%
Expenses % of average total assets, annualized	0.10%	0.12%	0.10%	0.12%
Expenses % of average assets, including average net TBA position, annualized	0.08%	0.09%	0.08%	0.09%
Expenses % of average stockholders' equity, annualized	0.83%	0.85%	0.83%	0.89%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill and other intangible assets, net.

3.	Other debt includes debt of consolidated VIEs. Amount excludes U.S. Treasury repo agreements and TBA contracts.

4.	Average stockholders' equity calculated as average month-ended stockholders' equity during the period.

5.
Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average mortgage borrowings outstanding (Agency repo, other debt and TBA securities (at cost)) for the period by the sum of average stockholders' equity less average investment in REIT equity securities, goodwill and other intangible assets, net for the period. Leverage excludes U.S. Treasury repurchase agreements.

6.
"At risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end (at cost) by the sum of total stockholders' equity less the fair value of investments in REIT equity securities, goodwill and other intangible assets, net at period end. Leverage excludes U.S. Treasury repurchase agreements.

7.
Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared on common stock during the period over beginning tangible net book value per common share.

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2018 and 2017, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" amortization adjustments due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$488	3.69%	$389	3.70%	$988	3.70%	$774	3.68%
Net premium amortization	(74)	(0.70)%	(96)	(1.04)%	(143)	(0.68)%	(185)	(1.01)%
Interest income (GAAP measure)	414	2.99%	293	2.66%	845	3.02%	589	2.67%
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(12)	(0.08)%	13	0.12%	(33)	(0.12)%	22	0.10%
Interest income, excluding "catch-up" premium amortization	402	2.91%	306	2.78%	812	2.90%	611	2.77%
TBA dollar roll income - implied interest income [1,2]	144	3.41%	130	3.08%	264	3.25%	220	2.91%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$546	3.02%	$436	2.86%	$1,076	2.98%	$831	2.81%

Weighted average actual portfolio CPR for investment securities held during the period	9.7%		10.9%		9.1%		10.8%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.1%		8.6%		7.1%		8.6%
Average 30-year fixed rate mortgage rate as of period end [4]	4.55%		3.88%		4.55%		3.88%
10-year U.S. Treasury rate as of period end	2.85%		2.30%		2.85%		2.30%
  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

2.
Implied interest income from TBA dollar roll transactions is computed as the sum of (i) TBA dollar roll income and (ii) estimated TBA implied funding cost (see Economic Interest Expense and Aggregate Cost of Funds below). TBA dollar roll income represents the price differential, or "price drop," between the TBA price for current month settlement versus the TBA price for forward month settlement and is the economic equivalent to interest income on the underlying Agency securities, less an implied funding cost, over the forward settlement period. Amount is net of TBAs used for hedging purposes. Amount excludes TBA mark-to-market adjustments.

3.	The combined asset yield is calculated on a weighted average basis based on our average investment and TBA balances outstanding during the period and their respective yields.

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following is a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2018 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended June 30, 2018 vs. June 30, 2017
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$121	$76	$45
Estimated "catch-up" premium amortization due to change in CPR forecast	(25)	—	(25)
Interest income, excluding "catch-up" premium amortization	96	76	20
TBA dollar roll income - implied interest income	14	(1)	15
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$110	$75	$35

Six months ended:
Interest Income (GAAP measure)	$256	$158	$98
Estimated "catch-up" premium amortization due to change in CPR forecast	(55)	—	(55)
Interest income, excluding "catch-up" premium amortization	201	158	43
TBA dollar roll income - implied interest income	44	15	29
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$245	$173	$72
Our average investment portfolio increased 19% and 22% (at cost) for the three and six months ended June 30, 2018, respectively, from the prior year period, mainly due to the deployment of new equity capital. The increase in our average asset yield over the prior year periods was largely due to changes in asset composition and lower forecasted prepayment rates, as we increased our holdings of 30-year fixed rate securities and higher interest rates reduced our prepayment forecasts.
Leverage
Our primary measure of leverage is our tangible net book value "at risk" leverage ratio. Tangible net book value "at risk" leverage is measured as the sum of our Agency repurchase agreements, other debt used to fund our investment securities and net TBA position (at cost) (together referred to as "mortgage borrowings") and our net receivable/payable for unsettled investment securities, divided by our total stockholders' equity adjusted to exclude goodwill and other intangible assets.
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

Our tangible net book value "at risk" leverage was 8.3x and 8.1x as of June 30, 2018 and December 31, 2017, respectively. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Agency Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Average "At Risk" Leverage during the Period [4]	Tangible Net Book Value "At Risk" Leverage as of Period End [3]	"At Risk" Leverage as of Period End [5]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2018	$47,823	$49,892	$49,152	$16,912	$19,898	8.0:1	7.5:1	8.3:1	7.8:1
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	7.7:1	8.2:1	7.6:1
December 31, 2017	$48,122	$51,322	$50,653	$18,355	$15,739	8.1:1	7.6:1	8.1:1	7.6:1
September 30, 2017	$41,406	$47,442	$45,885	$18,616	$19,433	7.9:1	7.4:1	8.0:1	7.6:1
June 30, 2017	$38,945	$40,112	$39,463	$16,931	$17,283	8.0:1	7.4:1	8.1:1	7.5:1
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.8:1	7.2:1	8.0:1	7.4:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2018 and 2017 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and periodic interest rate swap (income) cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	2018		2017		2018		2017
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$237	1.99%	$112	1.15%	$443	1.83%	$210	1.08%
TBA dollar roll income - implied interest expense [2,3]	74	1.75%	37	0.88%	132	1.63%	56	0.75%
Economic interest expense - before interest rate swap costs [4]	311	1.92%	149	1.07%	575	1.79%	266	0.99%
Periodic interest costs of interest rate swaps reported in gain (loss) on derivative instruments and other securities, net [5]	(41)	(0.25)%	35	0.24%	(32)	(0.10)%	80	0.30%
Total economic interest expense (non-GAAP measure)	$270	1.67%	$184	1.31%	$543	1.69%	$346	1.29%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following is a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2018, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended June 30, 2018 vs. June 30, 2017
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$125	$25	$100
TBA dollar roll income - implied interest expense	37	—	37
Periodic interest rate swap costs	(76)	6	(82)
Total change in economic interest expense	$86	$31	$55

Six months ended:
Repurchase agreements and other debt interest expense	$233	$52	$181
TBA dollar roll income - implied interest expense	76	4	72
Periodic interest rate swap costs	(112)	13	(125)
Total change in economic interest expense	$197	$69	$128
The increase in our average borrowing cost over prior year periods was a function of a higher federal funds rate, which was partly offset by a larger portion of our Agency repo funded through our captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). On average, repo sourced through BES carries a lower cost of funds than comparable traditional bi-lateral repo. The decrease in our periodic swap costs was primarily due to an increase in three-month LIBOR received on our pay-fixed receive-floating interest rate swaps.
The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for the three and six months ended June 30, 2018 and 2017 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2018	2017	2018	2017
Average Agency repo and other debt outstanding	$47,823	$38,945	$48,690	$39,073
Average net TBA portfolio outstanding - at cost	$16,912	$16,931	$16,252	$15,205
Average mortgage borrowings outstanding	$64,735	$55,876	$64,942	$54,278
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$42,804	$36,549	$41,918	$36,161
Ratio of average interest rate swaps to mortgage borrowings outstanding	66%	65%	65%	67%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.79%	1.52%	1.76%	1.50%
Average interest rate swap receive-floating rate	(2.17)%	(1.14)%	(1.91)%	(1.05)%
Average interest rate swap net pay/(receive) rate	(0.38)%	0.38%	(0.15)%	0.45%
For the three and six months ended June 30, 2018, we had an average forward starting swap balance of $3.9 billion and $3.6 billion, respectively. For the three and six months ended June 30, 2017 we had an average forward starting swap balance of $2.5 billion and $1.5 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three and six months ended June 30, 2018 was 72% and 70%, respectively, compared to 70% and 69%, respectively, for the prior year period.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and six months ended June 30, 2018 and 2017:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2018	2017	2018	2017
Average asset yield, excluding "catch-up" premium amortization	3.02%	2.86%	2.98%	2.81%
Average aggregate cost of funds	(1.67)%	(1.31)%	(1.69)%	(1.29)%
Average net interest spread, excluding "catch-up" premium amortization	1.35%	1.55%	1.29%	1.52%
Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and six months ended June 30, 2018 and 2017 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net interest income (GAAP measure)	$177	$181	$402	$379
TBA dollar roll income, net [1]	70	93	132	164
Periodic interest income (cost) of interest rate swaps, net [1]	41	(35)	32	(80)
Dividend income from REIT equity securities [1]	1	—	2	—
Adjusted net interest and dollar roll income	289	239	568	463
Other operating income (expense):
Management fee income	4	4	8	8
Operating expenses	(18)	(16)	(36)	(34)
Adjusted operating income (expense), net	(14)	(12)	(28)	(26)
Net spread and dollar roll income	275	227	540	437
Dividend on preferred stock	9	7	18	14
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	266	220	522	423
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(12)	13	(33)	22
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$254	$233	$489	$445

Weighted average number of common shares outstanding - basic	404.9	346.4	398.2	338.8
Weighted average number of common shares outstanding - diluted	405.2	346.5	398.4	338.9
Net spread and dollar roll income per common share - basic	$0.66	$0.64	$1.31	$1.25
Net spread and dollar roll income per common share - diluted	$0.66	$0.63	$1.31	$1.25
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.63	$0.67	$1.23	$1.31
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.63	$0.67	$1.23	$1.31
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2018	2017	2018	2017
Gain (loss) on sale of investment securities, net	$(74)	$15	$(76)	$(69)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(94)	9	(617)	25
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	(145)	121	(766)	167
Total gain (loss) on investment securities, net	$(313)	$145	$(1,459)	$123
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-Q).
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2018 and 2017 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Periodic interest costs of interest rate swaps, net	$41	$(35)	$32	$(80)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	70	93	132	164
TBA securities - mark-to-market net gain (loss)	(108)	152	(540)	(98)
Payer swaptions	30	—	36	—
U.S. Treasury securities - long position	—	—	—	1
U.S. Treasury securities - short position	(4)	(22)	(1)	(16)
U.S. Treasury futures - short position	(6)	(29)	104	(27)
Interest rate swaps - termination fees and variation margin settlements, net	134	(160)	716	107
REIT equity securities	1	—	2	—
Other	—	1	—	2
Total realized gain (loss) on derivative instruments and other securities, net	117	35	449	133
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	24	(82)	102	136
Interest rate swaps	41	1	131	(199)
Payer swaptions	4	(13)	89	(24)
U.S. Treasury securities - short position	39	(88)	248	(172)
U.S. Treasury futures - short position	27	13	(21)	(1)
REIT equity securities	4	—	4	—
Other	1	—	2	(2)
Total unrealized gain (loss) on derivative instruments and other securities, net	140	(169)	555	(262)
Total gain (loss) on derivative instruments and other securities, net	$298	$(169)	$1,036	$(209)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended June 30, 2018 and 2017, we had estimated taxable income available to common stockholders of $104 million and $46 million (or $0.26 and $0.13 per diluted common share), respectively. For the six months ended June 30, 2018 and 2017, we had estimated taxable income available to common stockholders of $183 million and $76 million (or $0.46 and $0.22 per diluted common share), respectively. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2018 and 2017 (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2018	2017	2018	2017
Net income	$293	$24	$717	$100
Estimated book to tax differences:
Premium amortization, net	(22)	4	(45)	1
Realized gain/loss, net	(221)	99	(873)	(280)
Net capital loss/(utilization of net capital loss carryforward)	109	(232)	354	44
Unrealized gain/loss, net	(46)	160	62	237
Other	—	(2)	(14)	(12)
Total book to tax differences	(180)	29	(516)	(10)
Estimated REIT taxable income	113	53	201	90
Dividend on preferred stock	9	7	18	14
Estimated REIT taxable income available to common stockholders	$104	$46	$183	$76
Weighted average number of common shares outstanding - basic	404.9	346.4	398.2	338.8
Weighted average number of common shares outstanding - diluted	405.2	346.5	398.4	338.9
Estimated REIT taxable income per common share - basic and diluted	$0.26	$0.13	$0.46	$0.22

Beginning cumulative non-deductible net capital loss	$602	$728	$357	$452
Net capital loss / (utilization of net capital loss carryforward)	109	(232)	354	44
Ending cumulative non-deductible net capital loss [1]	$711	$496	$711	$496
Ending cumulative non-deductible net capital loss per ending common share	$1.64	$1.39	$1.64	$1.39
 ________________________________

1.
Capital losses in excess of capital gains are not deductible from ordinary taxable income, but may be carried forward for up to five years and applied against future net capital gains. As of March 31, 2018, $0.6 B and $0.1 B of net capital losses were available through 2018 and 2023, respectively.

The following table summarizes dividends declared during the six months ended June 30, 2018 and 2017:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Series C Preferred Stock (Per Depositary Share)	Common Stock
March 31, 2018	$—	$0.484375	$0.43750	$0.54
June 30, 2018	—	0.484375	0.43750	0.54
Total	$—	$0.968750	$0.87500	$1.08

March 31, 2017	$0.50000	$0.484375	$—	$0.54
June 30, 2017	0.50000	0.484375	—	0.54
Total	$1.00000	$0.968750	$—	$1.08
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

Debt Capital
As of June 30, 2018 and December 31, 2017, our mortgage borrowings consisted of the following (dollars in millions):

	June 30, 2018		December 31, 2017
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements used to fund Agency RMBS	$48,839	71%	$50,296	75%
Debt of consolidated variable interest entities, at fair value	313	—%	357	1%
Total debt	49,152	71%	50,653	76%
Net TBA position, at cost	19,898	29%	15,739	24%
Total mortgage borrowings	$69,050	100%	$66,392	100%
Our tangible net book value "at risk" leverage was 8.3x and 8.1x as of June 30, 2018 and December 31, 2017, respectively, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible assets and investments in REIT securities.
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
As of June 30, 2018, we had $48.8 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average interest rate of 2.18% and a weighted average remaining days-to-maturity of 101 days, compared $50.3 billion, 1.57% and 116 days, respectively, as of December 31, 2017.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2018, we had master repurchase agreements with 46 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, BES. BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of June 30, 2018, $21.2 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2018. For further details regarding our borrowings under repurchase agreements as of June 30, 2018, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2018
Counter-Party Region	Number of Counter-Parties	Percent of Agency RMBS Repurchase Agreement Funding
North America:
FICC	1	40%
Other	26	41%
Total North America	27	81%
Europe	14	12%
Asia	5	7%
Total	46	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2018, haircuts on our pledged collateral remained stable and, as of June 30, 2018, our weighted average haircut was approximately 4.3% of the value of our collateral, inclusive of collateral funded through BES. As of June 30, 2018, our maximum amount at risk (or the amount of our repurchase liabilities in excess of the value of collateral pledged) with any counterparty related to our repurchase agreements, excluding the FICC, was less than 5% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 10% of our tangible stockholders' equity. As of June 30, 2018, 6% of our tangible stockholder's equity was at risk with the FICC. We could be exposed to credit risk if the FICC or an FICC netting member defaults on its obligations. However, we believe that the risk is minimal due to the FICC's initial and daily mark to market margin requirements, guarantee funds and other resources that are available in the event of a default.
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
As of June 30, 2018, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $3.9 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of June 30, 2018, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its obligation to perform under the contract. However, we believe that the risk is minimal due to the exchanges' initial and daily mark to market margin requirements and clearinghouse guarantee funds and other resources that are available in the event of a default.
TBA Dollar Roll Transactions
TBA dollar roll transactions represent a form of off-balance sheet financing accounted for as derivative instruments. We may also use TBAs to leverage (or deleverage) our investment portfolio using long (or short) TBA contracts (see Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q additional details on of our TBA transactions).

Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2018, we had a net long TBA position with a total market value of $20.0 billion and a net carrying value of $105 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of June 30, 2018, the minimum net capital required was $0.3 million and BES had excess net capital of $321.1 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of June 30, 2018, approximately 90% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
Equity Capital
To the extent we raise additional equity capital we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our funding liabilities and/or for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock, subject to the provisions of a stock repurchase program in effect at such time.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2018, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2018, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate assets will largely remain static. This can result in a decline in our net interest spread. The severity of any such decline would depend on our asset, liability and hedge composition at the time, as well as the magnitude and duration of the interest rate increase.
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
The table below quantifies the estimated changes in (i) net interest income (including periodic interest costs on our interest rate swaps); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our tangible net book value per common share as of June 30, 2018 and December 31, 2017 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2018 and December 31, 2017.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Tangible Net Book Value [3,5]
As of June 30, 2018
-100 Basis Points	-7.2%	—%	-0.1%
-50 Basis Points	-2.6%	+0.2%	+2.0%
+50 Basis Points	+2.0%	-0.5%	-4.9%
+100 Basis Points	+3.7%	-1.2%	-11.8%

As of December 31, 2017
-100 Basis Points	-10.4%	-1.0%	-9.1%
-50 Basis Points	-3.9%	-0.2%	-1.9%
+50 Basis Points	+0.4%	-0.2%	-2.0%
+100 Basis Points	+0.2%	-0.7%	-6.6%
________________________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest costs on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude costs associated with our TBA position and TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 7.1% and 8.4% as of June 30, 2018 and December 31, 2017, respectively. As of June 30, 2018, rate shock scenarios assume a forecasted CPR of 9%, 8%, 6% and 6% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2017, rate shock scenarios assume a forecasted CPR of 13%, 10%, 7% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR.

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
Extension Risk
Extension risk is the risk that our assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In which case, we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting our net interest spread, and thus our net interest income.
Spread Risk
Spread risk is the risk that the market spread between the yield on our assets and the yield on benchmark interest rates linked to our interest rate hedges, such as U.S. Treasury rates and interest rate swap rates, may vary. The inherent spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by U.S. and foreign central banks, liquidity, or changes in required rates of return on different assets. Our strategies are generally not specifically designed to protect against spread risk, thus while we use interest rate swaps and other hedges to attempt to protect against moves in interest rates, our hedges will typically not protect our net book value against spread risk and our tangible net book value could decline if spreads widen.
The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2018 and December 31, 2017 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.8 and 5.3 years as of June 30, 2018 and December 31, 2017, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Tangible Net Asset Value [2,4]
As of June 30, 2018
-25 Basis Points	+1.5%	+14.0%
-10 Basis Points	+0.6%	+5.6%
+10 Basis Points	-0.6%	-5.6%
+25 Basis Points	-1.5%	-14.0%

As of December 31, 2017
-25 Basis Points	+1.3%	+12.6%
-10 Basis Points	+0.5%	+5.0%
+10 Basis Points	-0.5%	-5.0%
+25 Basis Points	-1.3%	-12.6%
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
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  As of June 30, 2018, we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $3.9 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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

Credit Risk
We may not receive full repayment of principal, interest or other remuneration related to credit sensitive instruments, such as investments in CRT and non-Agency securities. We are also exposed to credit risk in the event our derivative counterparties do not perform under the terms of our derivative agreements or in the event our repurchase agreement counterparties default on their obligations to resell the underlying collateral back to us at the end of the repo term.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding amounts cleared through a central clearing exchange, as of June 30, 2018, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 5% of our tangible stockholders' equity and less than 1% of tangible stockholders' equity related to our interest rate swap and swaption agreements.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
AGNC is named as a nominal defendant in certain stockholder derivative lawsuits filed against the Company and certain of our current and former directors and officers as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017. On July 3, 2018, in the matter called In re American Capital Agency Stockholder Derivative Litigation, pending in the U.S. District Court for the District of Maryland, the Court granted in part and denied in part our and other defendants’ motions to dismiss. The Court dismissed the claims that the Company’s proxy statements in 2014, 2015 and 2016 contained material omissions and that the current and former directors and officers named as defendants in the case breached fiduciary duties to the Company in connection with the internalization of our management through the acquisition of AGNC Mortgage Management, LLC, the parent company of our former external Manager, which was completed on July 1, 2016. The Court also dismissed the aiding and abetting claim against American Capital Asset Management, LLC. However, the Court did not dismiss the claims against certain of our current officers and directors related to decisions not to terminate our management agreement with our former external Manager, AGNC Management, LLC, prior to the internalization of our management. On July 18, 2018, the plaintiffs in this action moved to amend their complaint in an effort to cure the deficiencies identified by the Court in its ruling on the motion to dismiss. Defendants' response to that motion is due August 15, 2018. We believe the claims in these lawsuits lack merit, and we expect that the defendants will vigorously defend them. See also "Loss Contingencies" in Note 3 to our Consolidated Financial Statements included in this Form 10-Q.
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
Item 5. Other Information
None.

Item 6.     Exhibits and Financial Statement Schedules
(a)    Exhibit Index
Exhibit No.    Description
*3.1    AGNC Investment Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2018 (File No. 001-34057), filed May 7, 2018.
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
*4.6Deposit Agreement relating to 7.750% Series B Cumulative Redeemable Preferred Stock, dated May 8, 2014, among American Capital Agency Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.
*4.7    Form of Depositary Receipt representing 1/1,000th of a share of 7.750% Series B Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.6), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.
*4.8Deposit Agreement relating to 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated August 22, 2017, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.
*4.9    Form of Depositary Receipt representing 1/1,000th of a share of 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.8), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.
14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 19, 2018, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	August 6, 2018

/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	August 6, 2018