Form 10-Q
period 2018-09-30
AGNC Investment Corp.
filed 2018-11-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2018
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

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 26, 2018 was 477,831,997.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION

Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2018	December 31, 2017
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $67,889 and $53,055, respectively)	$70,408	$55,506
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	453	662
Credit risk transfer securities, at fair value (including pledged securities of $44 and $0, respectively)	997	876
Non-Agency securities, at fair value	507	36
U.S. Treasury securities, at fair value (including pledged securities of $45 and $0, respectively)	109	—
REIT equity securities, at fair value	—	29
Cash and cash equivalents	1,071	1,046
Restricted cash	456	317
Derivative assets, at fair value	412	205
Receivable for investment securities sold (including pledged securities of $443 and $0, respectively)	524	—
Receivable under reverse repurchase agreements	16,309	10,961
Goodwill and other intangible asset, net	526	551
Other assets	259	187
Total assets	$92,031	$70,376
Liabilities:
Repurchase agreements	$65,734	$50,296
Debt of consolidated variable interest entities, at fair value	291	357
Payable for investment securities purchased	23	95
Derivative liabilities, at fair value	62	28
Dividends payable	95	80
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	15,549	10,467
Accounts payable and other liabilities	650	299
Total liabilities	82,404	61,622
Stockholders' equity:
7.750% Series B Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $175)	169	169
7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $325)	315	315
Common stock - $0.01 par value; 900 and 600 shares authorized, respectively; 477.8 and 391.3 shares issued and outstanding, respectively	5	4
Additional paid-in capital	12,785	11,173
Retained deficit	(2,343)	(2,562)
Accumulated other comprehensive loss	(1,304)	(345)
Total stockholders' equity	9,627	8,754
Total liabilities and stockholders' equity	$92,031	$70,376
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest income:
Interest income	$500	$318	$1,345	$907
Interest expense	312	140	755	350
Net interest income	188	178	590	557
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(40)	22	(116)	(47)
Unrealized loss on investment securities measured at fair value through net income, net	(363)	(31)	(980)	(6)
Gain (loss) on derivative instruments and other securities, net	430	131	1,466	(78)
Management fee income	46	4	54	12
Total other gain (loss), net:	73	126	424	(119)
Expenses:
Compensation and benefits	14	10	34	30
Other operating expense	31	8	47	22
Total operating expense	45	18	81	52
Net income	216	286	933	386
Dividend on preferred stock	9	9	27	23
Issuance costs of redeemed preferred stock	—	6	—	6
Net income available to common stockholders	$207	$271	$906	$357

Net income	$216	$286	$933	$386
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(193)	90	(959)	257
Comprehensive income (loss)	23	376	(26)	643
Dividend on preferred stock	9	9	27	23
Issuance costs of redeemed preferred stock	—	6	—	6
Comprehensive income (loss) available (attributable) to common stockholders	$14	$361	$(53)	$614

Weighted average number of common shares outstanding - basic	462.3	364.7	419.8	347.5
Weighted average number of common shares outstanding - diluted	462.7	364.9	420.1	347.6
Net income per common share - basic	$0.45	$0.74	$2.16	$1.03
Net income per common share - diluted	$0.45	$0.74	$2.16	$1.03
Dividends declared per common share	$0.54	$0.54	$1.62	$1.62
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	8.000% Series A Cumulative Redeemable Preferred Stock	7.750% Series B Cumulative Redeemable Preferred Stock	7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance, December 31, 2016	$167	$169	$—	331.0	$3	$9,932	$(2,518)	$(397)	$7,356
Net income	—	—	—	—	—	—	386	—	386
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	257	257
Stock-based compensation	—	—	—	—	—	3	—	—	3
Issuance of preferred stock	—	—	315	—	—	—	—	—	315
Redemption of preferred stock	(167)	—	—	—	—	—	(6)	—	(173)
Issuance of common stock	—	—	—	60.3	1	1,237	—	—	1,238
Preferred dividends declared	—	—	—	—	—	—	(23)	—	(23)
Common dividends declared	—	—	—	—	—	—	(568)	—	(568)
Balance, September 30, 2017	$—	$169	$315	391.3	$4	$11,172	$(2,729)	$(140)	$8,791

Balance, December 31, 2017	$—	$169	$315	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
Net income	—	—	—	—	—	—	933	—	933
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(959)	(959)
Stock-based compensation	—	—	—	—	—	8	—	—	8
Issuance of common stock	—	—	—	86.5	1	1,604	—	—	1,605
Preferred dividends declared	—	—	—	—	—	—	(27)	—	(27)
Common dividends declared	—	—	—	—	—	—	(687)	—	(687)
Balance, September 30, 2018	$—	$169	$315	477.8	$5	$12,785	$(2,343)	$(1,304)	$9,627
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2018	2017
Operating activities:
Net income	$933	$386
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	224	282
Amortization of intangible assets	25	3
Stock-based compensation	5	3
Loss on sale of investment securities, net	116	47
Unrealized loss on investment securities measured at fair value through net income, net	980	6
(Gain) loss on derivative instruments and other securities, net	(1,466)	78
(Increase) decrease in other assets	(71)	99
Increase in accounts payable and other accrued liabilities	94	31
Net cash provided by operating activities	840	935
Investing activities:
Purchases of Agency mortgage-backed securities	(29,615)	(23,823)
Purchases of credit risk transfer and non-Agency securities	(1,051)	(881)
Proceeds from sale of Agency mortgage-backed securities	6,696	13,390
Proceeds from sale of credit risk transfer and non-Agency securities	483	437
Principal collections on Agency mortgage-backed securities	5,317	5,076
Principal collections on credit risk transfer and non-Agency securities	9	4
Payments on U.S. Treasury securities	(7,119)	(10,618)
Proceeds from U.S. Treasury securities	12,381	11,682
Net payments on reverse repurchase agreements	(5,175)	(1,456)
Net proceeds from derivative instruments	1,087	38
Net proceeds from (payments on) other investing activity	30	(4)
Net cash used in investing activities	(16,957)	(6,155)
Financing activities:
Proceeds from repurchase arrangements	1,299,744	294,885
Payments on repurchase agreements	(1,284,306)	(287,238)
Payments on Federal Home Loan Bank advances	—	(3,037)
Payments on debt of consolidated variable interest entities	(63)	(80)
Net proceeds from preferred stock issuances	—	315
Payment for preferred stock redemption	—	(173)
Net proceeds from common stock issuances	1,605	1,238
Cash dividends paid	(699)	(580)
Net cash provided by financing activities	16,281	5,330
Net change in cash, cash equivalents and restricted cash	164	110
Cash, cash equivalents and restricted cash at beginning of period	1,363	1,282
Cash, cash equivalents and restricted cash at end of period	$1,527	$1,392
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
Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for securities pursuant to ASC Topic 825, Financial Instruments. Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities acquired after fiscal year 2016. Consequently, all of our securities are reported at fair value on our consolidated balance sheet. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income ("OCI"). Unrealized gains and losses on securities for which we elected the fair value option or are classified as trading are reported in net income through other gain (loss) during the period in which they occur. Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method.
In our view, the election of the fair value option simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a particular reporting period, as the fair value changes for these assets are presented in a manner consistent with the presentation and timing of the fair value changes of our derivative instruments. We are not permitted to change the designation of securities acquired prior to January 1, 2017; accordingly, such securities will continue to be classified as available-for-sale securities until we receive full repayment of principal or we dispose of the security.
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

The use of derivative instruments creates exposure to credit risk relating to potential losses that could be recognized if the counterparties to these instruments fail to perform their obligations under the contracts. Our derivative agreements require that we post or receive collateral to mitigate such risk. We also attempt to minimize our risk of loss by limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings, monitoring positions with individual counterparties and adjusting posted collateral as required.
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate based on one or three-month LIBOR ("payer swaps") with terms up to 20 years. The majority of our interest rate swaps are centrally cleared through a registered commodities exchange. We value centrally cleared interest rate swaps using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including LIBOR, swap rates and the forward yield curve. Our centrally cleared swaps require that we post an "initial margin" amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.
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
MTGE Management Agreement
On May 2, 2018, MTGE announced its proposed sale to a third party. Coincident with the announcement, we entered into an amendment to our management agreement with MTGE. Pursuant to the amendment, we continued to manage MTGE through the closing of the proposed sale, which occurred on September 7, 2018, and for a one month transitional period following the closing.  In addition to regular monthly management fees payable for ongoing service through the transition period, we were paid a termination fee under the management agreement of approximately $42 million, which is reported in management fee income in our consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2018. Concurrent with the termination of the management agreement, we wrote-off the remaining unamortized intangible asset associated with the management agreement of approximately $23 million, which is reported in other operating expense in our consolidated statements of comprehensive income for the three and nine month periods ended September 30, 2018.
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in three stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets relating to past renewals of the management agreement with our former external manager and the internalization of our management, which occurred on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability, and, as of September 30, 2018, we did not accrue a loss contingency related to these matters.
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

Note 4. Investment Securities
As of September 30, 2018 and December 31, 2017, our investment portfolio consisted of $72.4 billion and $57.1 billion of investment securities, at fair value, respectively, and $9.4 billion and $15.7 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $(43) million and $3 million as of September 30, 2018 and December 31, 2017, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of September 30, 2018 and December 31, 2017, our investment securities had a net unamortized premium balance of $2.8 billion and $2.7 billion, respectively, including interest and principal-only securities.

The following tables summarize our investment securities as of September 30, 2018 and December 31, 2017, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	September 30, 2018		December 31, 2017
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$72,194	$69,844	$55,477	$55,026
Adjustable rate	229	230	278	283
CMO	623	609	629	631
Interest-only and principal-only strips	181	178	213	228
Total Agency RMBS	73,227	70,861	56,597	56,168
Non-Agency RMBS	375	374	7	7
CMBS	133	133	28	29
CRT securities	956	997	834	876
Total investment securities	$74,691	$72,365	$57,466	$57,080

	September 30, 2018
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$18,688	$5,987	$27	$7	$—	$—	$24,709
Unamortized discount	(15)	(2)	—	—	—	—	(17)
Unamortized premium	960	362	—	—	—	—	1,322
Amortized cost	19,633	6,347	27	7	—	—	26,014
Gross unrealized gains	3	1	1	—	—	—	5
Gross unrealized losses	(960)	(349)	—	—	—	—	(1,309)
Total available-for-sale securities, at fair value	18,676	5,999	28	7	—	—	24,710
Securities remeasured at fair value through earnings:
Par value	29,290	16,420	—	378	133	914	47,135
Unamortized discount	(68)	(2)	—	(10)	(2)	—	(82)
Unamortized premium	973	607	—	—	2	42	1,624
Amortized cost	30,195	17,025	—	368	133	956	48,677
Gross unrealized gains	5	1	—	—	—	41	47
Gross unrealized losses	(665)	(403)	—	(1)	—	—	(1,069)
Total securities remeasured at fair value through earnings	29,535	16,623	—	367	133	997	47,655
Total securities, at fair value	$48,211	$22,622	$28	$374	$133	$997	$72,365
Weighted average coupon as of September 30, 2018	3.77%	3.84%	3.24%	3.85%	4.49%	5.76%	3.82%
Weighted average yield as of September 30, 2018 [1]	3.16%	3.23%	2.04%	4.16%	4.71%	5.64%	3.22%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 6.8% based on forward rates as of September 30, 2018.

	December 31, 2017
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$24,200	$8,219	$34	$7	$—	$—	$32,460
Unamortized discount	(25)	(3)	—	—	—	—	(28)
Unamortized premium	1,119	447	—	—	—	—	1,566
Amortized cost	25,294	8,663	34	7	—	—	33,998
Gross unrealized gains	98	22	1	—	—	—	121
Gross unrealized losses	(325)	(141)	—	—	—	—	(466)
Total available-for-sale securities, at fair value	25,067	8,544	35	7	—	—	33,653
Securities remeasured at fair value through earnings:
Par value	13,558	7,956	—	—	29	801	22,344
Unamortized discount	(34)	—	—	—	(1)	—	(35)
Unamortized premium	711	415	—	—	—	33	1,159
Amortized cost	14,235	8,371	—	—	28	834	23,468
Gross unrealized gains	26	2	—	—	1	42	71
Gross unrealized losses	(70)	(42)	—	—	—	—	(112)
Total securities remeasured at fair value through earnings	14,191	8,331	—	—	29	876	23,427
Total securities, at fair value	$39,258	$16,875	$35	$7	$29	$876	$57,080
Weighted average coupon as of December 31, 2017	3.67%	3.73%	2.84%	2.50%	6.55%	5.26%	3.71%
Weighted average yield as of December 31, 2017 [1]	2.84%	2.87%	2.02%	3.08%	7.30%	5.19%	2.89%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 8.4% based on forward rates as of December 31, 2017.
As of September 30, 2018 and December 31, 2017, our investments in CRT and non-Agency securities had the following credit ratings:

	September 30, 2018			December 31, 2017
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$276	$37	$—	$7	$—
AA	—	21	61	—	—	—
A	17	27	—	1	—	—
BBB	67	37	30	34	—	29
BB	428	8	5	370	—	—
B	458	2	—	455	—	—
Not Rated	27	3	—	16	—	—
Total	$997	$374	$133	$876	$7	$29
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of September 30, 2018, our CRT securities had floating and fixed rate coupons ranging from 3.6% to 9.2%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.6% to 4.5%. As of December 31, 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of September 30, 2018 and December 31, 2017, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 6.8% and 8.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2018 and December 31, 2017 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2018				December 31, 2017
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$1,315	$1,340	4.34%	2.67%	$2,712	$2,693	3.90%	2.67%
> 3 years and ≤ 5 years	4,397	4,529	3.15%	2.42%	7,499	7,518	3.31%	2.39%
> 5 years and ≤10 years	50,933	52,655	3.92%	3.26%	45,977	46,398	3.75%	2.95%
> 10 years	15,720	16,167	3.63%	3.36%	892	857	4.87%	4.74%
Total	$72,365	$74,691	3.82%	3.22%	$57,080	$57,466	3.71%	2.89%
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2018 and December 31, 2017 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2018	$7,641	$(219)	$16,855	$(1,090)	$24,496	$(1,309)
December 31, 2017	$3,582	$(15)	$20,577	$(451)	$24,159	$(466)
We did not recognize OTTI charges on our investment securities during the periods presented on our consolidated statements of operations. As of the end of each respective reporting period, a decision had not been made to sell securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE or U.S. Government agency guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2018 and 2017 by investment classification of accounting (in millions):

	Three Months Ended September 30,
	2018			2017
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(1,965)	$(1,039)	$(3,004)	$(3)	$(6,016)	$(6,019)
Proceeds from investment securities sold [1]	1,929	1,035	2,964	2	6,039	6,041
Net gain (loss) on sale of investment securities	$(36)	$(4)	$(40)	$(1)	$23	$22

Gross gain on sale of investment securities	$1	$2	$3	$—	$28	$28
Gross loss on sale of investment securities	(37)	(6)	(43)	(1)	(5)	(6)
Net gain (loss) on sale of investment securities	$(36)	$(4)	$(40)	$(1)	$23	$22

	Nine Months Ended September 30,
	2018			2017
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(3,801)	$(4,017)	$(7,818)	$(5,738)	$(8,636)	$(14,374)
Proceeds from investment securities sold [1]	3,746	3,956	7,702	5,649	8,678	14,327
Net gain (loss) on sale of investment securities	$(55)	$(61)	$(116)	$(89)	$42	$(47)

Gross gain on sale of investment securities	$6	$12	$18	$6	$48	$54
Gross loss on sale of investment securities	(61)	(73)	(134)	(95)	(6)	(101)
Net gain (loss) on sale of investment securities	$(55)	$(61)	$(116)	$(89)	$42	$(47)
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Consolidated Variable Interest Entities
As of September 30, 2018 and December 31, 2017, our consolidated financial statements reflect the consolidation of certain variable interest entities ("VIEs") for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.

Note 5. Repurchase Agreements and Other Secured Borrowings
We pledge our securities as collateral under our borrowing agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2018, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
Repurchase Agreements
As of September 30, 2018 and December 31, 2017, we had $65.7 billion and $50.3 billion, respectively, of repurchase agreements outstanding. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2018 and December 31, 2017 (dollars in millions):

	September 30, 2018			December 31, 2017
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$35,815	2.29%	9	$19,771	1.59%	11
> 1 to ≤ 3 months	16,273	2.30%	56	16,150	1.50%	50
> 3 to ≤ 6 months	9,472	2.15%	110	7,287	1.50%	130
> 6 to ≤ 9 months	400	2.78%	254	2,361	1.66%	225
> 9 to ≤ 12 months	700	2.53%	279	202	1.64%	297
> 12 to ≤ 24 months	2,099	2.78%	486	1,700	1.84%	468
> 24 to ≤ 36 months	925	2.79%	829	2,200	1.80%	803
> 36 to ≤ 48 months	—	—%	—	625	1.90%	1,141
Total Agency repo	$65,684	2.30%	67	$50,296	1.57%	116
U.S.Treasury repo:
> 1 day to ≤ 1 months	50	2.32%	1	—	—%	—
Total	$65,734	2.30%	67	$50,296	1.57%	116
As of September 30, 2018 and December 31, 2017, $14.0 billion and $5.3 billion, respectively, of our Agency repurchase agreements matured overnight and none of our repurchase agreements were due on demand. As of September 30, 2018 and December 31, 2017, 39% and 33%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include Agency repo funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 36% and 30% of our repurchase agreement funding outstanding as of September 30, 2018 and December 31, 2017, respectively. Additionally, as of September 30, 2018 and December 31, 2017, we had $3.9 billion and $2.7 billion, respectively, of U.S. Treasury reverse repurchase agreements sourced through BES with the FICC, which are reported in receivable under reverse repurchase agreements on our consolidated balance sheets.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2018 and December 31, 2017 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2018	December 31, 2017
Interest rate swaps	Derivative assets, at fair value	$217	$81
Swaptions	Derivative assets, at fair value	157	75
TBA securities	Derivative assets, at fair value	18	30
U.S. Treasury futures - short	Derivative assets, at fair value	20	19
Total derivative assets, at fair value		$412	$205

Interest rate swaps	Derivative liabilities, at fair value	$(1)	$(1)
TBA securities	Derivative liabilities, at fair value	(61)	(27)
Total derivative liabilities, at fair value		$(62)	$(28)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$109	$—
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(15,549)	(10,467)
Total U.S. Treasury securities, net at fair value		$(15,440)	$(10,467)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2018 and December 31, 2017 (dollars in millions):

	September 30, 2018				December 31, 2017
Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$19,250	1.59%	2.33%	1.2	$21,025	1.40%	1.46%	1.5
> 3 to ≤ 5 years	9,975	1.96%	2.33%	3.9	6,825	1.82%	1.43%	4.1
> 5 to ≤ 7 years	5,025	2.54%	2.34%	6.1	5,775	2.02%	1.44%	5.9
> 7 to ≤ 10 years	10,000	2.33%	2.33%	8.5	6,650	2.10%	1.42%	9.1
> 10 years	4,425	2.59%	2.34%	11.8	3,425	2.49%	1.45%	12.9
Total	$48,675	2.01%	2.33%	4.7	$43,700	1.74%	1.44%	4.5
________________________________

1.
As of September 30, 2018 and December 31, 2017, notional amount includes forward starting swaps of $4.9 billion and $4.6 billion, respectively, with an average forward start date of 0.5 and 0.3 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.89% and 1.68% as of September 30, 2018 and December 31, 2017, respectively.

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
September 30, 2018
≤ 1 year	$99	$127	4	$4,950	2.83%	3M	7.5
> 1 year ≤ 2 years	23	30	20	650	2.80%	3M	10.0
Total	$122	$157	6	$5,600	2.83%	3M	7.8
December 31, 2017
≤ 1 year	$118	$46	7	$5,100	2.71%	3M	8.8
> 1 year ≤ 2 years	23	16	18	1,050	2.71%	3M	8.7
> 2 year ≤ 3 years	18	13	30	500	2.78%	3M	10.0
Total	$159	$75	10	$6,650	2.72%	3M	8.9
________________________________

1.
As of September 30, 2018 and December 31, 2017, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	September 30, 2018			December 31, 2017
Maturity	Face Amount (Short)	Cost Basis [1]	Fair Value	Face Amount (Short)	Cost Basis [1]	Fair Value
5 years	$(230)	$(229)	$(228)	$(288)	$(286)	$(283)
7 years	(10,319)	(10,274)	(9,989)	(6,131)	(6,106)	(6,029)
10 years	(5,554)	(5,492)	(5,223)	(4,280)	(4,230)	(4,155)
Total U.S. Treasury securities	$(16,103)	$(15,995)	$(15,440)	$(10,699)	$(10,622)	$(10,467)
________________________________

1.	As of September 30, 2018 and December 31, 2017, U.S. Treasury securities had a weighted average yield of 2.43% and 2.12%, respectively.

U.S. Treasury Futures	September 30, 2018				December 31, 2017
Maturity	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
5 years	$—	$—	$—	$—	$(730)	$(852)	$(848)	$4
10 years	(1,650)	(1,980)	(1,960)	20	(2,180)	(2,718)	(2,703)	15
Total U.S. Treasury futures	$(1,650)	$(1,980)	$(1,960)	$20	$(2,910)	$(3,570)	$(3,551)	$19
________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2018				December 31, 2017
TBA Securities by Coupon	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$194	$190	$188	$(2)	$1,373	$1,372	$1,370	$(2)
3.0%	567	565	560	(5)	3,161	3,225	3,217	(8)
3.5%	2,646	2,669	2,658	(11)	414	428	428	—
4.0%	1,224	1,250	1,248	(2)	—	—	—	—
Total 15-Year TBA securities	4,631	4,674	4,654	(20)	4,948	5,025	5,015	(10)
30-Year TBA securities:
3.0%	843	812	805	(7)	4,317	4,303	4,312	9
3.5%	(1,699)	(1,683)	(1,671)	12	3,932	4,027	4,034	7
4.0%	3,024	3,071	3,052	(19)	2,338	2,449	2,446	(3)
4.5%	2,475	2,562	2,553	(9)	(61)	(65)	(65)	—
Total 30-Year TBA securities, net	4,643	4,762	4,739	(23)	10,526	10,714	10,727	13
Total TBA securities, net	$9,274	$9,436	$9,393	$(43)	$15,474	$15,739	$15,742	$3
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2018 and 2017 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2018:
TBA securities, net	$19,805	55,702	(66,233)	$9,274	$(56)
Interest rate swaps	$47,875	2,150	(1,350)	$48,675	282
Payer swaptions	$5,600	—	—	$5,600	30
U.S. Treasury securities - short position	$(13,394)	(4,402)	1,583	$(16,213)	150
U.S. Treasury securities - long position	$—	792	(682)	$110	—
U.S. Treasury futures contracts - short position	$(1,650)	(1,650)	1,650	$(1,650)	21
					$427
Three months ended September 30, 2017:
TBA securities, net	$16,867	92,803	(90,792)	$18,878	$158
Interest rate swaps	$40,000	3,550	(1,400)	$42,150	15
Payer swaptions	$4,950	—	—	$4,950	(22)
U.S. Treasury securities - short position	$(7,358)	(5,105)	3,209	$(9,254)	(19)
U.S. Treasury securities - long position	$—	1	(1)	$—	—
U.S. Treasury futures contracts - short position	$(2,910)	(2,910)	2,910	$(2,910)	(1)
					$131

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Nine months ended September 30, 2018:
TBA securities, net	$15,474	163,777	(169,977)	$9,274	$(362)
Interest rate swaps	$43,700	9,800	(4,825)	$48,675	1,161
Payer swaptions	$6,650	1,100	(2,150)	$5,600	155
U.S. Treasury securities - short position	$(10,699)	(10,693)	5,179	$(16,213)	397
U.S. Treasury securities - long position	$—	1,841	(1,731)	$110	—
U.S. Treasury futures contracts - short position	$(2,910)	(6,209)	7,469	$(1,650)	104
					$1,455
Nine months ended September 30, 2017:
TBA securities, net	$10,916	185,205	(177,243)	$18,878	$360
Interest rate swaps	$37,175	10,575	(5,600)	$42,150	(157)
Payer swaptions	$1,200	3,750	—	$4,950	(46)
U.S. Treasury securities - short position	$(8,061)	(11,595)	10,402	$(9,254)	(207)
U.S. Treasury securities - long position	$189	304	(493)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(8,430)	7,330	$(2,910)	(29)
					$(78)
________________________________

1.	Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis. Consequently, our funding agreements and derivative contracts expose us to credit risk relating to potential losses that could be recognized if our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses and U.S. government agencies, and we monitor our positions with individual counterparties. In the event of a default by a counterparty, we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark to market margin requirements, clearinghouse guarantee funds and other resources that are available in the event of a clearing member default. As of September 30, 2018, our maximum amount at risk with any counterparty other than the Fixed Income Clearing Corporation related to our repurchase agreements was less than 4% of our tangible stockholders' equity. As of September 30, 2018, approximately 8% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation. Equity at risk is defined as the net carrying value of securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

Our International Swaps and Derivatives Association ("ISDA") Master Agreements contain a cross default provision under which a default under the terms of certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of September 30, 2018, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2018 and December 31, 2017 (in millions):

	September 30, 2018
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$68,065	$453	$184	$246	$68,948
CRT - fair value	44	—	—	—	44
U.S. Treasury securities - fair value [3]	470	—	58	—	528
Accrued interest on pledged securities	212	1	1	1	215
Restricted cash and cash equivalents	78	—	378	—	456
Total	$68,869	$454	$621	$247	$70,191

	December 31, 2017
Assets Pledged to Counterparties	Repurchase Agreements [1]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [2]	Total
Agency RMBS - fair value	$52,497	$662	$221	$519	$53,899
U.S. Treasury securities - fair value [3]	113	—	72	—	185
Accrued interest on pledged securities	153	2	1	2	158
Restricted cash and cash equivalents	35	—	281	1	317
Total	$52,798	$664	$575	$522	$54,559
________________________________

1.	Includes $163 million and $182 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2018 and December 31, 2017, respectively.

2.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.

3.	Includes repledged securities received as collateral from counterparties.
Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Note 4 for additional information regarding our consolidated VIEs.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2018 and December 31, 2017 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	September 30, 2018			December 31, 2017
Securities Pledged by Remaining Maturity of Repurchase Agreements	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
RMBS:[1,2]
≤ 30 days	$36,636	$37,892	$114	$20,162	$20,313	$59
> 30 and ≤ 60 days	9,512	9,728	29	12,950	13,061	38
> 60 and ≤ 90 days	7,774	8,017	25	4,000	4,013	11
> 90 days	14,187	14,742	44	15,385	15,512	45
Total RMBS	$68,109	$70,379	$212	$52,497	$52,899	$153
________________________________

1.	Includes $163 million and $182 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2018 and December 31, 2017, respectively.

2.	September 30, 2018 amounts exclude $426 million of repledged U.S. Treasury securities received as collateral from counterparties.
Assets Pledged from Counterparties
As of September 30, 2018 and December 31, 2017, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2018			December 31, 2017
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Total
U.S. Treasury securities - fair value	$16,165	$80	$16,245	$10,853	$—	$10,853
Cash	—	282	282	—	82	82
Total	$16,165	$362	$16,527	$10,853	$82	$10,935
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2018 and December 31, 2017 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2018
Interest rate swap and swaption agreements, at fair value [1]	$374	$—	$374	$(1)	$(334)	$39
TBA securities, at fair value	18	—	18	(18)	—	—
Receivable under reverse repurchase agreements	16,309	—	16,309	(13,269)	(3,036)	4
Total	$16,701	$—	$16,701	$(13,288)	$(3,370)	$43

December 31, 2017
Interest rate swap and swaption agreements, at fair value [1]	$156	$—	$156	$(1)	$(82)	$73
TBA securities, at fair value	30	—	30	(22)	—	8
Receivable under reverse repurchase agreements	10,961	—	10,961	(9,682)	(1,279)	—
Total	$11,147	$—	$11,147	$(9,705)	$(1,361)	$81

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2018
Interest rate swap agreements, at fair value [1]	$1	$—	$1	$(1)	$—	$—
TBA securities, at fair value	61	—	61	(18)	(43)	—
Repurchase agreements	65,734	—	65,734	(13,269)	(52,465)	—
Total	$65,796	$—	$65,796	$(13,288)	$(52,508)	$—

December 31, 2017
Interest rate swap agreements, at fair value [1]	$1	$—	$1	$(1)	$—	$—
TBA securities, at fair value	27	—	27	(22)	(5)	—
Repurchase agreements and FHLB advances	50,296	—	50,296	(9,682)	(40,614)	—
Total	$50,324	$—	$50,324	$(9,705)	$(40,619)	$—
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
The validation procedures described above also influence our determination of the appropriate fair value measurement categorization. The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2018 and December 31, 2017 based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	September 30, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$70,408	$—	$—	$55,506	$—
Agency securities transferred to consolidated VIEs	—	453	—	—	662	—
Credit risk transfer securities	—	997	—	—	876	—
Non-Agency securities	—	507	—	—	36	—
U.S. Treasury securities	109	—	—	—	—	—
REIT equity securities	—	—	—	29	—	—
Interest rate swaps	—	217	—	—	81	—
Swaptions	—	157	—	—	75	—
TBA securities	—	18	—	—	30	—
U.S. Treasury futures	20	—	—	19	—	—
Total	$129	$72,757	$—	$48	$57,266	$—
Liabilities:
Debt of consolidated VIEs	$—	$291	$—	$—	$357	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	15,549	—	—	10,467	—	—
Interest rate swaps	—	1	—	—	1	—
TBA securities	—	61	—	—	27	—
Total	$15,549	$353	$—	$10,467	$385	$—
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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Weighted average number of common shares outstanding - basic	462.3	364.7	419.8	347.5
Unvested restricted stock units and performance share units	0.4	0.2	0.3	0.1
Weighted average number of common shares outstanding - diluted	462.7	364.9	420.1	347.6
Net income available to common stockholders	$207	$271	$906	$357
Net income per common share - basic	$0.45	$0.74	$2.16	$1.03
Net income per common share - diluted	$0.45	$0.74	$2.16	$1.03

Note 10. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2017 and September 30, 2018, 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 13,800 shares were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). Shares of Series B and Series C Preferred Stock are represented by depositary shares equal to 1/1000 interest in each share of Series B and Series C Preferred Stock, respectively. As of December 31, 2017 and September 30, 2018, we had 7,000 shares of Series B Preferred Stock and 13,000 shares of Series C Preferred Stock outstanding (represented by 7.0 million Series B depositary shares and 13.0 million Series C depositary shares outstanding, respectively) and 9,980,000 of authorized but unissued shares of preferred stock.
Holders of depository shares underlying our Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of their $25.00 per depositary share liquidation preference. Holders of depositary shares underlying our Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum up to, and including, October 14, 2022 and thereafter at a floating rate equal to three-month LIBOR plus a spread of 5.111% per annum of their $25.00 per depositary share liquidation preference. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of September 30, 2018, we had declared all required quarterly dividends on our preferred stock.
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
Common Stock Offerings
In May 2018, we completed a public offering in which 34.5 million shares of our common stock were sold to the underwriters for proceeds of $633 million, or $18.35 per common share, net of offering costs. In August 2018, we completed a follow-on public offering of 43.7 million shares of our common stock for proceeds of $817 million, or $18.68 per common share, net of estimated offering costs. In May 2017, we completed a public offering in which 24.5 million shares of our common stock were sold to the underwriters for proceeds of $503 million, or $20.51 per common share, net of offering costs. In September 2017, we completed a public offering in which 28.2 million shares of our common stock were sold to the underwriters for proceeds of $577 million, or $20.47 per common share, net of estimated offering costs.
At-the-Market Offering Program
We have entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. On June 14, 2018, our existing sales agreement terminated and we entered into new sales agreements for shares of our common stock having an aggregate offering price of up to $1 billion. During the three months ended September 30, 2018, we did not sell any shares of our common stock under the sales agreements. During the nine months ended September 30, 2018, we sold 8.3 million shares of our common stock under the sales agreements for proceeds of $155 million, or $18.73 per common share, net of offering costs. During the three and nine months ended September 30, 2017, we sold 7.6 million shares of our common stock under the sales agreements for proceeds of $159 million or $20.96 per common share, net of offering costs. As of September 30, 2018, shares of our common stock with an aggregate offering price of $881 million remained available for issuance under this program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2018	2017	2018	2017
Beginning Balance	$(1,111)	$(230)	$(345)	$(397)
OCI before reclassifications	(229)	89	(1,014)	168
(Gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities	36	1	55	89
Ending Balance	$(1,304)	$(140)	$(1,304)	$(140)

Note 11. Subsequent Events

On October 11, 2018, our Board of Directors declared a monthly dividend of $0.18 per common share, payable on November 9, 2018 to common stockholders of record as of October 31, 2018.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2018. Our MD&A is presented in six sections:

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

Trends and Recent Market Impacts
A strong U.S. economy drove U.S. stocks and Treasury yields higher for the first nine months of 2018. The yield curve flattened with the 10-year U.S. Treasury rate rising 65 basis points to 3.06% as of September 30, 2018, versus a 93 basis points rise in the two year U.S. Treasury rate. The increase in short term rates was driven primarily by the U.S. Federal Reserve’s decision to increase the federal funds rate three times, for a total of 75 basis points, during the first nine months of the year as it continued to move towards a neutral monetary policy stance. Consistent with general market sentiment, we believe the near-term bias is for rates to continue to move higher, but our expectation is that several potential factors, including escalating trade tensions, the challenging economic picture abroad, contained inflation, and/or a correction in asset valuations will ultimately limit rising interest rates over the next several quarters.
Agency RMBS spreads to swap and U.S. Treasury benchmark rates widened during the first quarter of 2018 but remained largely unchanged to slightly wider during the second and third quarters of the year. We anticipate that increased market volatility, higher rate expectations, and/or a further flattening of the yield curve could lead to additional spread widening over the near to intermediate term, which, while adversely affecting our tangible net book value, could also enhance the expected return on new investments and create the opportunity for us to increase leverage and improve the overall earnings potential of our investment portfolio.

The combination of higher rates and wider spreads led to a decline in our tangible net book value for the three and nine months ended September 30, 2018 of $(0.41) and $(1.69), respectively, or -2.2% and -8.6%, respectively. Our economic return for the same periods was 0.7% and -0.4%, respectively, which includes the decline in our tangible net book value and $0.54 and $1.62 per common share, respectively, of dividends declared.
Our investment portfolio totaled $81.8 billion, inclusive of TBA securities, as of September 30, 2018, which reflects an increase from $72.8 billion as of December 31, 2017 consistent with the deployment of $1.6 billion of new equity capital raised during the second and third quarters of the year. As of September 30, 2018, our "at risk" leverage ratio was 8.2x our tangible equity, up marginally from 8.1x as of December 31, 2017.
In an effort to mitigate the impact of further interest rate volatility, we maintained an elevated interest rate hedge position for the first three quarters of the year, which limited the adverse impact of the increase in interest rates on our tangible net book value. Our interest rate hedge position totaled 103% of our funding liabilities as of March 31, 2018, 99% as of June 30, 2018 and 95% as of September 30, 2018. We expect that our hedge portfolio will continue to mitigate, although not fully offset, our exposure to further rate increases. Our hedges are not designed to hedge against wider Agency RMBS spreads. Consequently, higher rates and/or wider mortgage spreads could reduce our tangible net book value. For information regarding our interest rate and spread sensitivity please refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q.
In line with the 75 basis points increase in the federal funds rate during the first three quarters of 2018, our repurchase agreement cost of funds increased by a similar amount to an average of 2.20% for the third quarter of the year. Our total cost of funds, which includes the cost of our repurchase agreements, the implied funding costs of our TBA securities and cost/benefit associated with our interest rate swap hedges, increased by 36 basis points to an average of 1.88% for the third quarter from 1.52% for the fourth quarter of 2017. During the first nine months of the year, our cost of funds benefited from a favorable spread differential between the rate that we paid on our repo funding and three-month LIBOR that we received on our pay fixed interest rate swaps. Although it has since moderated from its peak level earlier in the year, this positive funding dynamic continues to modestly benefit our cost of funds.
Our average asset yield, including the implied yield on our TBA assets and excluding "catch-up" premium amortization associated with changes in our CPR forecast, increased 30 basis points to 3.18% for the third quarter of 2018 from 2.88% for the fourth quarter of 2017. Our net interest spread, which represents the difference between our asset yield and our cost of funds, was 1.30% for the third quarter of 2018, compared to 1.36% for the fourth quarter of 2017.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2017	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Sept. 30, 2018 vs June 30, 2018		Sept. 30, 2018 vs Dec. 31, 2017
LIBOR:
1-Month	1.23%	1.56%	1.88%	2.09%	2.26%	+0.17	bps	+0.70	bps
3-Month	1.33%	1.69%	2.31%	2.34%	2.40%	+0.06	bps	+0.71	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.48%	1.89%	2.27%	2.53%	2.82%	+0.29	bps	+0.93	bps
5-Year U.S. Treasury	1.93%	2.21%	2.57%	2.73%	2.95%	+0.22	bps	+0.74	bps
10-Year U.S. Treasury	2.33%	2.41%	2.74%	2.85%	3.06%	+0.21	bps	+0.65	bps
30-Year U.S. Treasury	2.86%	2.74%	2.97%	2.98%	3.20%	+0.22	bps	+0.46	bps
Interest Rate Swap Rate:
2-Year Swap	1.73%	2.08%	2.58%	2.79%	2.99%	+0.20	bps	+0.91	bps
5-Year Swap	2.00%	2.24%	2.71%	2.88%	3.07%	+0.19	bps	+0.83	bps
10-Year Swap	2.28%	2.40%	2.78%	2.93%	3.12%	+0.19	bps	+0.72	bps
30-Year Swap	2.52%	2.53%	2.82%	2.93%	3.13%	+0.20	bps	+0.60	bps
30-Year Fixed Rate Agency Price:
3.0%	$100.33	$100.02	$97.52	$96.86	$95.67	-$1.19		-$4.35
3.5%	$103.09	$102.70	$100.20	$99.52	$98.41	-$1.11		-$4.29
4.0%	$105.27	$104.59	$102.61	$101.96	$100.97	-$0.99		-$3.62
4.5%	$107.33	$106.40	$104.70	$104.13	$103.16	-$0.97		-$3.24
15-Year Fixed Rate Agency Price:
2.5%	$100.69	$99.88	$97.98	$97.22	$96.47	-$0.75		-$3.41
3.0%	$102.75	$101.88	$99.88	$99.41	$98.77	-$0.64		-$3.11
3.5%	$104.14	$103.23	$101.94	$101.16	$100.51	-$0.65		-$2.72
4.0%	$103.13	$102.72	$102.63	$102.58	$101.98	-$0.60		-$0.74
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of September 30, 2018 and December 31, 2017, our investment portfolio consisted of $72.4 billion and $57.1 billion of investment securities, at fair value, respectively, and $9.4 billion and $15.7 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of September 30, 2018 and December 31, 2017 (dollars in millions):

	September 30, 2018				December 31, 2017
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$6,989	$6,830	3.28%	8%	$8,951	$8,933	3.31%	12%
15-year TBA securities	4,673	4,654	3.53%	6%	5,025	5,015	2.90%	7%
Total ≤ 15-year	11,662	11,484	3.38%	14%	13,976	13,948	3.16%	19%
20-year RMBS	802	791	3.94%	1%	673	687	3.48%	1%
30-year:
30-year RMBS	64,403	62,223	3.82%	76%	45,853	45,406	3.72%	62%
30-year TBA securities	4,763	4,739	4.27%	6%	10,714	10,727	3.40%	15%
Total 30-year	69,166	66,962	3.85%	82%	56,567	56,133	3.65%	77%
Total fixed rate Agency RMBS and TBA securities	81,630	79,237	3.79%	97%	71,216	70,768	3.55%	97%
Adjustable rate Agency RMBS	229	230	3.07%	—%	278	283	2.90%	1%
CMO Agency RMBS:
CMO	623	609	3.45%	1%	629	631	3.43%	1%
Interest-only strips	83	83	3.84%	—%	101	112	4.39%	—%
Principal-only strips	98	95	—%	—%	112	116	—%	—%
Total CMO Agency RMBS	804	787	3.32%	1%	842	859	3.58%	1%
Total Agency RMBS and TBA securities	82,663	80,254	3.78%	98%	72,336	71,910	3.55%	99%
Non-Agency RMBS	375	374	3.85%	1%	7	7	2.50%	—%
CMBS	133	133	4.49%	—%	28	29	6.55%	—%
CRT	956	997	5.76%	1%	834	876	5.26%	—%
Total investment portfolio	$84,127	$81,758	3.80%	100%	$73,205	$72,822	3.57%	100%
________________________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2018 and December 31, 2017, our TBA positions had a net carrying value of $(43) million and $3 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of September 30, 2018 and December 31, 2017, the weighted average yield on our investment securities (excluding TBA securities) was 3.22% and 2.89%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of September 30, 2018 and December 31, 2017 (dollars in millions):

	September 30, 2018
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$1,414	$1,424	$1,377	59%	101.2%	2.98%	2.11%	71	9%
3.0%	2,746	2,783	2,717	59%	101.8%	3.51%	2.44%	54	9%
3.5%	4,628	4,701	4,656	41%	102.5%	4.02%	2.80%	32	9%
4.0%	2,501	2,573	2,556	39%	103.5%	4.46%	2.95%	46	9%
4.5%	172	179	176	98%	104.1%	4.87%	3.01%	96	11%
≥ 5.0%	2	2	2	27%	102.6%	6.56%	4.57%	131	13%
Total ≤ 15-year	11,463	11,662	11,484	48%	102.3%	3.78%	2.60%	50	9%
20-year
3.5%	326	332	327	74%	102.1%	4.05%	3.00%	67	10%
4.0%	212	220	217	88%	103.5%	4.45%	3.29%	21	9%
4.5%	235	248	245	92%	105.3%	5.00%	3.37%	23	11%
≥ 5.0%	2	2	2	—%	105.9%	5.95%	3.34%	125	16%
Total 20-year:	775	802	791	84%	103.4%	4.46%	3.20%	41	10%
30-year:
3.0%	3,429	3,403	3,292	3%	100.2%	3.59%	2.96%	47	5%
3.5%	23,051	23,925	22,788	58%	103.5%	4.05%	3.03%	36	6%
4.0%	29,930	31,269	30,389	59%	104.8%	4.50%	3.33%	26	7%
4.5%	9,858	10,334	10,263	63%	105.3%	4.96%	3.74%	16	7%
5.0%	137	147	145	69%	107.2%	5.52%	3.76%	78	8%
≥ 5.5%	80	88	85	35%	110.8%	6.18%	3.38%	144	11%
Total 30-year	66,485	69,166	66,962	57%	104.1%	4.34%	3.24%	30	6%
Total fixed rate	$78,723	$81,630	$79,237	56%	104.0%	4.29%	3.18%	32	7%
________________________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $102,000 and $113,000 for 15-year and 30-year securities, respectively, as of September 30, 2018.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 117% and 136% for 15-year and 30-year securities, respectively, as of September 30, 2018.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of September 30, 2018.

	December 31, 2017
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$3,041	$3,061	$3,046	32%	101.2%	2.98%	2.13%	63	9%
3.0%	5,616	5,749	5,724	33%	102.8%	3.49%	2.18%	62	10%
3.5%	2,710	2,804	2,804	75%	103.5%	3.96%	2.42%	69	11%
4.0%	2,054	2,134	2,145	89%	103.9%	4.40%	2.68%	84	11%
4.5%	215	224	225	98%	104.3%	4.87%	3.01%	88	12%
≥ 5.0%	4	4	4	17%	102.8%	6.56%	4.47%	125	44%
Total ≤ 15-year	13,640	13,976	13,948	51%	103.0%	3.77%	2.38%	70	10%
20-year
≤ 3.0%	195	193	198	31%	99.4%	3.55%	3.10%	55	9%
3.5%	365	373	380	75%	102.1%	4.05%	3.00%	58	11%
4.0%	45	47	48	51%	104.2%	4.54%	2.96%	76	11%
4.5%	55	58	59	99%	106.5%	4.90%	2.95%	85	11%
≥ 5.0%	2	2	2	—%	106.0%	5.95%	3.32%	116	17%
Total 20-year:	662	673	687	62%	101.8%	4.02%	3.02%	61	10%
30-year:
≤ 3.0%	7,583	7,576	7,592	1%	100.2%	3.58%	2.96%	43	6%
3.5%	24,045	25,072	24,800	56%	104.6%	4.04%	2.84%	35	7%
4.0%	21,015	22,348	22,166	64%	106.5%	4.47%	2.99%	29	9%
4.5%	1,271	1,366	1,369	71%	107.4%	4.98%	3.18%	62	10%
5.0%	97	103	104	65%	106.6%	5.45%	3.69%	116	10%
≥ 5.5%	92	102	102	36%	110.0%	6.18%	3.34%	135	14%
Total 30-year	54,103	56,567	56,133	52%	105.2%	4.23%	2.93%	34	8%
Total fixed rate	$68,405	$71,216	$70,768	52%	104.8%	4.15%	2.84%	40	8%
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

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2017.
As of September 30, 2018 and December 31, 2017, our investments in CRT and non-Agency securities had the following credit ratings:

	September 30, 2018			December 31, 2017
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$276	$37	$—	$7	$—
AA	—	21	61	—	—	—
A	17	27	—	1	—	—
BBB	67	37	30	34	—	29
BB	428	8	5	370	—	—
B	458	2	—	455	—	—
Not Rated	27	3	—	16	—	—
Total	$997	$374	$133	$876	$7	$29
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of September 30, 2018, our CRT securities had floating and fixed rate coupons ranging from 3.6% to 9.2%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.6% to 4.5%. As of December 31, 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%.
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted (i) to exclude "catch-up" premium amortization associated with changes in CPR estimates and (ii) to include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense and interest rate swap periodic income/(cost). "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and dividends on REIT equity securities (referred to as "adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure), net of management fee income (GAAP measure), adjusted to exclude one-time expenses and non-recurring termination fee income recognized in connection with the sale of MTGE Investment Corp. and corresponding termination of the Company's management agreement with MTGE.
By providing such measures, in addition to the related GAAP measures, we believe we give greater transparency into the information used by our management in its financial and operational decision-making. We also believe it is important for users of our financial information to consider information related to our current financial performance without the effects of certain measures and one-time events that are not necessarily indicative of our current investment portfolio performance and operations.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2018 and December 31, 2017 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2018 and 2017 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	September 30, 2018	December 31, 2017
Investment securities, at fair value	$72,365	$57,080
Total assets	$92,031	$70,376
Repurchase agreements and other debt	$66,025	$50,653
Total liabilities	$82,404	$61,622
Total stockholders' equity	$9,627	$8,754
Net book value per common share [1]	$19.10	$21.09
Tangible net book value per common share [2]	$18.00	$19.69

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data	2018	2017	2018	2017
Interest income	$500	$318	$1,345	$907
Interest expense	312	140	755	350
Net interest income	188	178	590	557
Other gain (loss), net	73	126	424	(119)
Operating expenses	45	18	81	52
Net income	216	286	933	386
Dividend on preferred stock	9	9	27	23
Issuance costs of redeemed preferred stock	—	6	—	6
Net income available to common stockholders	$207	$271	$906	$357

Net income	$216	$286	$933	$386
Other comprehensive income (loss)	(193)	90	(959)	257
Comprehensive income (loss)	23	376	(26)	643
Dividend on preferred stock	9	9	27	23
Issuance costs of redeemed preferred stock	—	6	—	6
Comprehensive income (loss) available (attributable) to common stockholders	$14	$361	$(53)	$614

Weighted average number of common shares outstanding - basic	462.3	364.7	419.8	347.5
Weighted average number of common shares outstanding - diluted	462.7	364.9	420.1	347.6
Net income per common share - basic	$0.45	$0.74	$2.16	$1.03
Net income per common share - diluted	$0.45	$0.74	$2.16	$1.03
Comprehensive income (loss) per common share - basic and diluted	$0.03	$0.99	$(0.13)	$1.77
Dividends declared per common share	$0.54	$0.54	$1.62	$1.62

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2018	2017	2018	2017
Average investment securities - at par	$61,696	$44,672	$56,179	$42,959
Average investment securities - at cost	$64,346	$46,808	$58,705	$44,977
Average net TBA portfolio - at cost	$18,270	$18,616	$16,932	$16,355
Average total assets - at fair value	$82,169	$58,848	$73,236	$55,902
Average Agency repurchase agreements and other debt outstanding [3]	$56,265	$41,406	$51,243	$39,859
Average stockholders' equity [4]	$9,345	$8,134	$8,875	$7,695
Average tangible net book value "at risk" leverage [5]	8.5:1	7.9:1	8.2:1	7.9:1
Tangible net book value "at risk" leverage (as of period end) [6]	8.2:1	8.0:1	8.2:1	8.0:1
Economic return on tangible common equity, unannualized [7]	0.7%	5.6%	(0.4)%	9.7%
Expenses % of average total assets, annualized [8]	0.09%	0.12%	0.10%	0.12%
Expenses % of average assets, including average net TBA position, annualized [8]	0.08%	0.09%	0.08%	0.09%
Expenses % of average stockholders' equity, annualized [8]	0.81%	0.89%	0.83%	0.87%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill and other intangible asset, net.

3.	Other debt includes debt of consolidated VIEs. Amount excludes U.S. Treasury repo agreements and TBA contracts.

4.	Average stockholders' equity calculated as average month-ended stockholders' equity during the period.

5.
Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average mortgage borrowings outstanding (Agency repo, other debt and TBA securities (at cost)) for the period by the sum of average stockholders' equity less average investment in REIT equity securities, goodwill and other intangible asset, net for the period. Leverage excludes U.S. Treasury repurchase agreements.

6.
"At risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end (at cost) by the sum of total stockholders' equity less the fair value of investments in REIT equity securities, goodwill and other intangible asset, net at period end. Leverage excludes U.S. Treasury repurchase agreements.

7.
Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared on common stock during the period over beginning tangible net book value per common share.

8.
Expenses for the three and nine months ended September 30, 2018, have been adjusted to exclude the non-recurring write-off of the intangible asset and other expenses associated with the sale of MTGE Investment Corp. and corresponding termination of AGNC's management agreement with MTGE.

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2018 and 2017, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$581	3.77%	$415	3.72%	$1,569	3.72%	$1,189	3.69%
Net premium amortization	(81)	(0.66)%	(97)	(1.00)%	(224)	(0.67)%	(282)	(1.00)%
Interest income (GAAP measure)	500	3.11%	318	2.72%	1,345	3.05%	907	2.69%
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(6)	(0.04)%	12	0.10%	(39)	(0.08)%	34	0.10%
Interest income, excluding "catch-up" premium amortization	494	3.07%	330	2.82%	1,306	2.97%	941	2.79%
TBA dollar roll income - implied interest income [1,2]	162	3.54%	139	2.99%	426	3.35%	359	2.94%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$656	3.18%	$469	2.87%	$1,732	3.05%	$1,300	2.83%

Weighted average actual portfolio CPR for investment securities held during the period	9.7%		12.1%		9.3%		11.2%
Weighted average projected CPR for the remaining life of investment securities held as of period end	6.8%		8.5%		6.8%		8.5%
Average 30-year fixed rate mortgage rate as of period end [4]	4.72%		3.83%		4.72%		3.83%
10-year U.S. Treasury rate as of period end	3.06%		2.33%		3.06%		2.33%
  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

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

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following is a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2018 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended September 30, 2018 vs. September 30, 2017
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$182	$119	$63
Estimated "catch-up" premium amortization due to change in CPR forecast	(18)	—	(18)
Interest income, excluding "catch-up" premium amortization	164	119	45
TBA dollar roll income - implied interest income	23	(3)	26
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$187	$116	$71

Nine months ended:
Interest Income (GAAP measure)	$438	$277	$161
Estimated "catch-up" premium amortization due to change in CPR forecast	(73)	—	(73)
Interest income, excluding "catch-up" premium amortization	365	277	88
TBA dollar roll income - implied interest income	67	13	54
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$432	$290	$142
Our average investment portfolio increased 26% and 23% (at cost) for the three and nine months ended September 30, 2018, respectively, from the prior year period mainly due to the deployment of new equity capital. The increase in our average asset yield over the prior year periods was largely due to changes in asset composition and lower forecasted prepayment rates, as we increased our holdings of higher coupon, 30-year fixed rate securities and higher prevailing interest rates led to a decline in our prepayment forecasts.
Leverage
Our primary measure of leverage is our tangible net book value "at risk" leverage ratio, which is measured as the sum of our Agency repurchase agreements, other debt used to fund our investment securities and net TBA position (at cost) (together referred to as "mortgage borrowings") and our net receivable/payable for unsettled investment securities, divided by our total stockholders' equity adjusted to exclude goodwill and other intangible asset.
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
Our tangible net book value "at risk" leverage was 8.2x and 8.1x as of September 30, 2018 and December 31, 2017, respectively. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Agency Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Average "At Risk" Leverage during the Period [4]	Tangible Net Book Value "At Risk" Leverage as of Period End [3]	"At Risk" Leverage as of Period End [5]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2018	$56,265	$66,969	$65,975	$18,270	$9,436	8.5:1	8.0:1	8.2:1	7.8:1
June 30, 2018	$47,823	$49,892	$49,152	$16,912	$19,898	8.0:1	7.5:1	8.3:1	7.8:1
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	7.7:1	8.2:1	7.6:1
December 31, 2017	$48,122	$51,322	$50,653	$18,355	$15,739	8.1:1	7.6:1	8.1:1	7.6:1
September 30, 2017	$41,406	$47,442	$45,885	$18,616	$19,433	7.9:1	7.4:1	8.0:1	7.6:1
June 30, 2017	$38,945	$40,112	$39,463	$16,931	$17,283	8.0:1	7.4:1	8.1:1	7.5:1
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.8:1	7.2:1	8.0:1	7.4:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible asset, net.

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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2018 and 2017 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and interest rate swap periodic interest (income) cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2018		2017		2018		2017
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$312	2.20%	$140	1.34%	$755	1.97%	$350	1.17%
TBA dollar roll income - implied interest expense [2,3]	94	2.05%	52	1.12%	226	1.78%	108	0.89%
Economic interest expense - before interest rate swap costs [4]	406	2.18%	192	1.28%	981	1.92%	458	1.09%
Interest rate swap periodic interest (income) cost, net [2,5]	(56)	(0.30)%	26	0.18%	(88)	(0.17)%	106	0.25%
Total economic interest expense (non-GAAP measure)	$350	1.88%	$218	1.46%	$893	1.75%	$564	1.34%
 ________________________________

1.
Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, forward starting swaps and the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.

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

5.	Interest rate swap periodic interest (income) cost is measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following is a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2018, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended September 30, 2018 vs. September 30, 2017
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$172	$50	$122
TBA dollar roll income - implied interest expense	42	(1)	43
Interest rate swap periodic interest income/cost	(82)	4	(86)
Total change in economic interest expense	$132	$53	$79

Nine months ended:
Repurchase agreements and other debt interest expense	$405	$100	$305
TBA dollar roll income - implied interest expense	118	4	114
Interest rate swap periodic interest income/cost	(194)	17	(211)
Total change in economic interest expense	$329	$121	$208

Our average mortgage borrowings increased by 24% and 21% for the three and nine months ended September 30, 2018, respectively, from the prior year period as a function of our higher asset base. The increase in the average interest rate (actual and implied) on our mortgage borrowings was largely a function of increases in the federal funds rate during 2017 and through the first nine months of 2018. The decrease in our periodic swap costs was due to the receive-floating rate leg of our interest rate swaps resetting to higher prevailing three-month LIBOR rates.
The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2018	2017	2018	2017
Average Agency repo and other debt outstanding	$56,265	$41,406	$51,243	$39,859
Average net TBA portfolio outstanding - at cost	$18,270	$18,616	$16,932	$16,355
Average mortgage borrowings outstanding	$74,535	$60,022	$68,175	$56,214
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$44,032	$38,013	$42,630	$36,785
Ratio of average interest rate swaps to mortgage borrowings outstanding	59%	63%	63%	65%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.86%	1.56%	1.79%	1.52%
Average interest rate swap receive-floating rate	(2.36)%	(1.29)%	(2.07)%	(1.13)%
Average interest rate swap net pay/(receive) rate	(0.50)%	0.27%	(0.28)%	0.39%
For the three and nine months ended September 30, 2018, we had an average forward starting swap balance of $4.2 billion and $3.8 billion, respectively. For the three and nine months ended September 30, 2017, we had an average forward starting swap balance of $2.2 billion and $1.7 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three and nine months ended September 30, 2018 was 65% and 68%, respectively, compared to 67% and 69%, respectively, for the prior year period.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and nine months ended September 30, 2018 and 2017:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2018	2017	2018	2017
Average asset yield, excluding "catch-up" premium amortization	3.18%	2.87%	3.05%	2.83%
Average aggregate cost of funds	(1.88)%	(1.46)%	(1.75)%	(1.34)%
Average net interest spread, excluding "catch-up" premium amortization	1.30%	1.41%	1.30%	1.49%
Management Fee Income
Management fee income increased by $42 million to $46 million and $54 million for the three and nine months ended September 30, 2018, respectively, from the prior year periods due to $42 million of termination fee income recognized due to the sale of MTGE, which closed during September 2018, and the corresponding termination of the Company's management agreement with MTGE.
Operating Expense
Operating expense increased by $27 million to $45 million for the three months ended September 30, 2018 and by $29 million to $81 million for nine months ended September 30, 2018 from the prior year periods due to the write-off of the remaining unamortized intangible asset associated with the Company's management agreement with MTGE of approximately $23 million and approximately $3 million of other expenses incurred associated with the termination of the management agreement.

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2018 and 2017 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net interest income (GAAP measure)	$188	$178	$590	$557
TBA dollar roll income, net [1]	68	87	200	251
Interest rate swap periodic interest income (cost), net [1]	56	(26)	88	(106)
Dividend income from REIT equity securities [1]	1	—	3	—
Adjusted net interest and dollar roll income	313	239	881	702
Other operating income (expense):
Management fee income	46	4	54	12
Less termination fee income from management agreement	(42)	—	(42)	—
Operating expenses	(45)	(18)	(81)	(52)
Less non-recurring write-off of intangible asset and other expenses associated with termination of management agreement	26	—	26	—
Adjusted operating income (expense), net	(15)	(14)	(43)	(40)
Net spread and dollar roll income	298	225	838	662
Dividend on preferred stock	9	9	27	23
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	289	216	811	639
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(6)	12	(39)	34
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$283	$228	$772	$673

Weighted average number of common shares outstanding - basic	462.3	364.7	419.8	347.5
Weighted average number of common shares outstanding - diluted	462.7	364.9	420.1	347.6
Net spread and dollar roll income per common share - basic	$0.63	$0.59	$1.93	$1.84
Net spread and dollar roll income per common share - diluted	$0.62	$0.59	$1.93	$1.84
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.61	$0.63	$1.84	$1.94
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.61	$0.62	$1.84	$1.94
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2018	2017	2018	2017
Gain (loss) on sale of investment securities, net	$(40)	$22	$(116)	$(47)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(363)	(31)	(980)	(6)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	(193)	90	(959)	257
Total gain (loss) on investment securities, net	$(596)	$81	$(2,055)	$204
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-Q).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2018 and 2017 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Interest rate swap periodic interest income (cost), net	$56	$(26)	$88	$(106)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	68	87	200	251
TBA securities - mark-to-market net gain (loss)	26	84	(514)	(14)
Payer swaptions	—	—	36	—
U.S. Treasury securities - long position	—	—	—	1
U.S. Treasury securities - short position	(3)	(31)	(4)	(47)
U.S. Treasury futures - short position	(1)	(22)	103	(49)
Interest rate swaps - termination fees and variation margin settlements, net	232	49	948	156
REIT equity securities	5	—	7	—
Other	—	—	—	2
Total realized gain (loss) on derivative instruments and other securities, net	327	167	776	300
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(150)	(13)	(48)	123
Interest rate swaps	(6)	(8)	125	(207)
Payer swaptions	30	(22)	119	(46)
U.S. Treasury securities - short position	153	12	401	(160)
U.S. Treasury futures - short position	22	21	1	20
REIT equity securities	(4)	—	—	—
Other	2	—	4	(2)
Total unrealized gain (loss) on derivative instruments and other securities, net	47	(10)	602	(272)
Total gain (loss) on derivative instruments and other securities, net	$430	$131	$1,466	$(78)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended September 30, 2018 and 2017, we had estimated taxable income available to common stockholders of $142 million and $42 million (or $0.31 and $0.12 per diluted common share), respectively. For the nine months ended September 30, 2018 and 2017, we had estimated taxable income available to common stockholders of $326 million and $118 million (or $0.78 and $0.34 per diluted common share), respectively. Income as determined under GAAP differs from income as determined under tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2018 and 2017 (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2018	2017	2018	2017
Net income	$216	$286	$933	$386
Estimated book to tax differences:
Premium amortization, net	(21)	(3)	(66)	(2)
Realized gain/loss, net	(291)	(112)	(1,164)	(392)
Net capital loss/(utilization of net capital loss carryforward)	(67)	(159)	287	(115)
Unrealized gain/loss, net	316	41	378	278
Other	(2)	(2)	(15)	(14)
Total book to tax differences	(65)	(235)	(580)	(245)
Estimated REIT taxable income	151	51	353	141
Dividend on preferred stock	9	9	27	23
Estimated REIT taxable income available to common stockholders	$142	$42	$326	$118
Weighted average number of common shares outstanding - basic	462.3	364.7	419.8	347.5
Weighted average number of common shares outstanding - diluted	462.7	364.9	420.1	347.6
Estimated REIT taxable income per common share - basic and diluted	$0.31	$0.12	$0.78	$0.34

Beginning cumulative non-deductible net capital loss	$711	$496	$357	$452
Net capital loss / (utilization of net capital loss carryforward)	(67)	(159)	287	(115)
Ending cumulative non-deductible net capital loss [1]	$644	$337	$644	$337
Ending cumulative non-deductible net capital loss per ending common share	$1.35	$0.86	$1.35	$0.86
 ________________________________

1.
Capital losses in excess of capital gains are not deductible from ordinary taxable income, but may be carried forward for up to five years and applied against future net capital gains. As of September 30, 2018, $0.4 B and $0.2 B of net capital losses were available through 2018 and 2023, respectively.

The following table summarizes dividends declared during the nine months ended September 30, 2018 and 2017:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Series C Preferred Stock (Per Depositary Share)	Common Stock
March 31, 2018	$—	$0.484375	$0.43750	$0.54
June 30, 2018	—	0.484375	0.43750	0.54
September 30, 2018	—	0.484375	0.43750	0.54
Total	$—	$1.453125	$1.31250	$1.62

March 31, 2017	$0.50000	$0.484375	$—	$0.54
June 30, 2017	0.50000	0.484375	—	0.54
September 30, 2017	0.33300	0.484375	0.25764	0.54
Total	$1.33300	$1.453125	$0.25764	$1.62
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
Debt Capital
As of September 30, 2018 and December 31, 2017, our mortgage borrowings consisted of the following (dollars in millions):

	September 30, 2018		December 31, 2017
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements used to fund Agency RMBS [1]	$65,684	87%	$50,296	75%
Debt of consolidated variable interest entities, at fair value	291	—%	357	1%
Total debt	65,975	87%	50,653	76%
Net TBA position, at cost	9,436	13%	15,739	24%
Total mortgage borrowings	$75,411	100%	$66,392	100%
 ________________________________

1.	Includes $35 million of repurchase agreements used to fund CRT securities and excludes $50 million of repurchase agreements used to fund U.S. Treasury securities as of September 30, 2018.
Our tangible net book value "at risk" leverage was 8.2x and 8.1x as of September 30, 2018 and December 31, 2017, respectively, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible asset and investments in REIT equity securities.
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
As of September 30, 2018, we had $65.7 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average interest rate of 2.30% and a weighted average remaining days-to-maturity of 67 days, compared $50.3 billion, 1.57% and 116 days, respectively, as of December 31, 2017.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2018, we had master repurchase agreements with 46 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, BES. BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of September 30, 2018, $25.5 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of September 30, 2018. For further details regarding our borrowings under repurchase agreements as of September 30, 2018, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2018
Counter-Party Region	Number of Counter-Parties	Percent of Agency RMBS Repurchase Agreement Funding
North America:
FICC	1	37%
Other	26	42%
Total North America	27	79%
Europe	14	14%
Asia	5	7%
Total	46	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2018, haircuts on our pledged collateral remained stable and, as of September 30, 2018, our weighted average haircut was approximately 4.3% of the value of our collateral, inclusive of collateral funded through BES. As of September 30, 2018, our maximum amount at risk (or the amount of our repurchase liabilities in excess of the value of collateral pledged) with any counterparty related to our repurchase agreements, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 11% of our tangible stockholders' equity. As of September 30, 2018, approximately 8% of our tangible stockholder's equity was at risk with the FICC. We could be exposed to credit risk if the FICC or an FICC netting member defaults on its obligations. However, we believe that the risk is minimal due to the FICC's initial and daily mark to market margin requirements, guarantee funds and other resources that are available in the event of a default.
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
As of September 30, 2018, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $4.3 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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
As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of September 30, 2018, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the exchange or a central clearing member defaults on its obligations. However, we believe that the risk is minimal due to initial and daily mark to market margin requirements, guarantee funds and other resources that are available in the event of a default.
TBA Dollar Roll Transactions
TBA dollar roll transactions used to finance the purchase of Agency RMBS represent a form of off-balance sheet financing accounted for as derivative instruments. (See Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q additional details on of our TBA transactions). Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2018, we had a net long TBA position with a total market value of $9.4 billion and a net carrying value of $(43) million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of September 30, 2018, the minimum net capital required was $0.3 million and BES had excess net capital of $378.1 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of September 30, 2018, approximately 92% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2018, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2018, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Interest Rate Risk
We are subject to interest rate risk in connection with the fixed income nature of our assets and the short-term, variable rate nature of our financing obligations. Our operating results depend in large part on differences between the income earned on our assets and our cost of borrowing and hedging activities. The costs associated with our borrowings are generally based on prevailing market interest rates. During a period of rising interest rates, our borrowing costs generally will increase while the yields earned on our existing portfolio of leveraged fixed-rate assets will largely remain static. This can result in a decline in our net interest spread. Changes in the level of interest rates can also affect the rate of mortgage prepayments and the value of our assets.
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques to mitigate the influence of interest rate changes on our net interest income and fluctuations of our tangible net asset value. The principal instruments that we use to hedge our interest rate risk are interest rate swaps, swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. Our hedging techniques are highly complex and are partly based on assumed levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses on such transactions and adversely affect our cash flow.
The severity of potential declines in our tangible net asset value due to fluctuations in interest rates would depend on our asset, liability and hedge composition at the time, as well as the magnitude and duration of the interest rate change. Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the estimated percentage change in market value of our assets or our hedge portfolio that would be caused by a parallel change in short and long-term interest rates. The duration of our assets changes with interest rates and tends to increase when interest rates rise and decrease when interest rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.
We estimate the duration and convexity of our assets using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our judgment to better reflect any unique characteristics and market trading conventions associated with certain types of securities.

The table below quantifies the estimated changes in (i) net interest income (including interest rate swap periodic interest income /(cost) ); (ii) the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes); and (iii) our tangible net book value per common share as of September 30, 2018 and December 31, 2017 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All changes in income and value in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2018 and December 31, 2017.
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

Interest Rate Sensitivity [1]
	Percentage Change in Projected
Change in Interest Rate	Net Interest Income [2]	Portfolio Market Value [3,4]	Tangible Net Book Value [3,5]
As of September 30, 2018
-100 Basis Points	+8.2%	+0.3%	+3.0%
-50 Basis Points	+4.8%	+0.3%	+3.2%
+50 Basis Points	-5.6%	-0.6%	-5.7%
+100 Basis Points	-11.5%	-1.4%	-13.2%

As of December 31, 2017
-100 Basis Points	-10.4%	-1.0%	-9.1%
-50 Basis Points	-3.9%	-0.2%	-1.9%
+50 Basis Points	+0.4%	-0.2%	-2.0%
+100 Basis Points	+0.2%	-0.7%	-6.6%
________________________________

1.
Interest rate sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.
Represents the estimated dollar change in net interest income expressed as a percent of net interest income based on asset yields and cost of funds as of such date. It includes the effect of periodic interest cost / income on our interest rate swaps, but excludes costs associated with our forward starting swaps and other supplemental hedges, such as swaptions and U.S. Treasury securities. Amounts also exclude TBA dollar roll income/loss, which are accounted for as derivative instruments in accordance with GAAP. Base case scenario assumes interest rates and forecasted CPR of 6.8% and 8.4% as of September 30, 2018 and December 31, 2017, respectively. As of September 30, 2018, rate shock scenarios assume a forecasted CPR of 10%, 8%, 6% and 6% for the -100, -50, +50 and +100 basis points scenarios, respectively. As of December 31, 2017, rate shock scenarios assume a forecasted CPR of 13%, 10%, 7% and 7% for such scenarios, respectively. Estimated dollar change in net interest income does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in our forecasted CPR.

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
Spread Risk
Spread risk is the risk that the market spread between the yield on our assets and the yield on benchmark interest rates linked to our interest rate hedges, such as U.S. Treasury rates and interest rate swap rates, may vary. The inherent spread risk associated with our investment securities and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by U.S. and foreign central banks, liquidity, or changes in required rates of return on different assets. Our strategies are generally not specifically designed to protect against spread risk, thus while we use interest rate swaps and other hedges to attempt to protect against moves in interest rates, our tangible net book value could decline if spreads widen.
The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2018 and December 31, 2017 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.9 and 5.3 years as of September 30, 2018 and December 31, 2017, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1]
	Percentage Change in Projected
Change in MBS Spread	Portfolio Market Value [2,3]	Tangible Net Book Value [2,4]
As of September 30, 2018
-25 Basis Points	+1.5%	+14.0%
-10 Basis Points	+0.6%	+5.6%
+10 Basis Points	-0.6%	-5.6%
+25 Basis Points	-1.5%	-14.0%

As of December 31, 2017
-25 Basis Points	+1.3%	+12.6%
-10 Basis Points	+0.5%	+5.0%
+10 Basis Points	-0.5%	-5.0%
+25 Basis Points	-1.3%	-12.6%
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
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  As of September 30, 2018, we had unrestricted cash and cash equivalents of $1.1 billion and unpledged securities of approximately $4.3 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem to be prudent within the context of our overall investment strategy. We attempt to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also monitor and adjust the amount of collateral pledged based on changes in market value.
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding amounts cleared through a central clearing exchange, as of September 30, 2018, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 4% of our tangible stockholders' equity and less than 1% of tangible stockholders' equity related to our interest rate swap and swaption agreements.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
AGNC is named as a nominal defendant in certain stockholder derivative lawsuits filed against the Company and certain of our current and former directors and officers. There have been no material changes to such matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2017 and our Quarterly Report on Form 10-Q for the quarterly period ended June 30, 2018. We believe the claims in these lawsuits lack merit, and we expect that the defendants will vigorously defend them. See also "Loss Contingencies" in Note 3 to our Consolidated Financial Statements included in this Form 10-Q.
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
† 10    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Deferred Stock Unit Agreement, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	November 5, 2018

/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer)
Date:	November 5, 2018