Form 10-K
period 2018-12-31
AGNC Investment Corp.
filed 2019-02-22
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2018
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

Securities registered pursuant to section 12(g) of the Act: NONE
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐   No   ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.    ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company or an emerging growth company. See definition of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒		Accelerated filer	☐

Non-accelerated filer	☐	(Do not check if a smaller reporting company)	Smaller Reporting Company	☐

Emerging growth company	☐
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2018, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $6.8 billion based upon the closing price of the Registrant's common stock of $18.59 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2019 was 536,339,092.
DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2019 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
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
We are internally-managed, and our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
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
We invest primarily in Agency residential mortgage-backed securities ("Agency RMBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the "GSEs"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae"). We may also invest in other types of mortgage and mortgage-related residential and commercial mortgage-backed securities where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency or in other investments in, or related to, the housing, mortgage or real estate markets.
Investment Strategy
Our investment strategy is designed to:

•	generate attractive risk-adjusted returns for our stockholders through monthly dividend distributions and tangible net book value accretion;

•	manage an investment portfolio consisting primarily of Agency securities;

•	invest a subset of the portfolio in mortgage credit risk-oriented assets;

•	capitalize on discrepancies in the relative valuations in the Agency and non-Agency securities market;

•	manage financing, interest rate, prepayment, extension and credit risks;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
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

•
Non-Agency Residential Mortgage-Backed Securities ("Non-Agency RMBS"). Non-Agency RMBS are securities backed by residential mortgages, for which payment of principal and interest is not guaranteed by a GSE or U.S. Government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of RMBS. Non-Agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. We may purchase highly-rated instruments that benefit from credit enhancement and non-investment grade instruments that are structured to absorb more credit risk. We focus primarily on non-Agency securities where the underlying mortgages are secured by residential properties within the United States. Residential non-Agency securities are backed by residential mortgages that can be comprised of prime mortgage or nonprime mortgage loans. We may also purchase Agency and non-Agency multifamily securities where the collateral backing the securitization consists of loans for multi-unit housing properties.

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
 Financing Strategy
The primary source of financing for our investments is through repurchase agreements. A repurchase (or "repo") agreement transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our borrowings through repurchase transactions are generally short term and have maturities ranging from one day to one year but may have maturities up to five or more years. Our financing rates typically track one or three-month London Interbank Offered Rate ("LIBOR"), plus or minus a fixed spread.
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
We diversify our funding exposure by entering into repurchase agreements with multiple counterparties. We had master repurchase agreements with over 40 financial institutions as of December 31, 2018. The terms of our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement to address such matters as additional margin maintenance requirements, cross default and other provisions.

The specific provisions may differ for each lender and certain terms may not be determined until we engage in individual repurchase transactions.
We finance a portion of our investments through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES is a member of the Fixed Income Clearing Corporation ("FICC") and has direct access to bilateral and triparty repo funding as a Financial Industry Regulatory Authority ("FINRA") member broker-dealer. As an eligible institution, BES also raises repo funding through the General Collateral Finance ("GCF") Repo service offered by the FICC, with the FICC acting as the central counterparty, which provides us greater depth and diversity of repurchase agreement funding while also lowering our funding cost, reducing our collateral requirements and limiting our counterparty exposure.
We also effectively finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions through which we sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a later settlement date. The TBA contract purchased for the forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The difference (or discount) is referred to as the "price drop" and is the economic equivalent of net interest carry income on the underlying Agency RMBS over the roll period (interest income less implied financing cost), which is commonly referred to as "dollar roll income." We recognize TBA contracts as derivative instruments on our consolidated financial statements at their net carrying value (fair value less the purchase price to be paid or received under the TBA contract). Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage at risk, we consider both our on-balance sheet and off-balance sheet financing.
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

•
Interest Rate Risk. We hedge a portion of our interest rate risk with respect to both the fixed income nature of our long-term assets and the short-term, variable rate nature of our financing. A majority of our funding is in the form of repurchase agreements, and, as a result, our financing costs fluctuate based on short-term interest rate indices, such as the U.S. federal funds rate and LIBOR. Our investments are assets that primarily have fixed rates of interest with maturities up to 30 years, and the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements. As such, we may experience reduced income or losses due to adverse interest rate movements. To mitigate a portion of such risk, we utilize hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our financing costs. We also use certain hedges, such as short U.S. Treasury securities and U.S. Treasury futures positions, to hedge a portion of the price risk associated with our largely fixed-rate asset portfolio due to changes in interest rates.

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
The value of our mortgage assets may also be adversely impacted by fluctuations in the shape of the yield curve or by changes in the market's expectation about future interest rate volatility. We analyze our exposure to non-parallel changes in interest rates and to changes in the market's expectation of future interest rate volatility and attempt to mitigate these risks using interest rate hedges and through asset selection.

•
Prepayment Risk. Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Prepayment risk generally increases when interest rates decline, and our financial results could be adversely affected as we may have to reinvest principal repayments at lower yields.

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise and our financial results could be adversely affected as we may have to finance our investments at potentially higher costs without the ability to simultaneously reinvest principal repayments into higher yielding securities due to a lack of or slower than anticipated borrower prepayments.

•
Spread Risk. Because the market spread between the yield on our investments and the yield on benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk. The inherent spread risk associated with our investments and the resulting fluctuations in fair value of these securities can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve (the "Fed"), liquidity, or changes in required rates of return on different assets. Our strategies are generally not designed to protect our net book value from spread risk.

•
Credit Risk. We accept mortgage credit exposure related to our CRT and other non-Agency securities at levels we deem to be prudent within the context of our overall investment strategy. We attempt to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may attempt to adjust our credit exposure and/or to improve the return profile of our investment portfolio by varying the mix of our Agency and non-Agency mortgage investments and adjusting our duration gap, when we believe credit performance is inversely correlated with changes in interest rates.

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
Income from hedging transactions that we enter to manage risk may not constitute qualifying gross income under one or both gross income tests applicable to REITs (see Real Estate Investment Trust Requirements below). Therefore, we may have to limit our use of certain hedging techniques, which could expose us to greater risks than we would otherwise want to bear, or implement those hedging techniques through a taxable REIT subsidiary ("TRS"). Implementing our hedges through a TRS could increase the cost of our hedging activities because a TRS would be subject to tax on income and gains.

Management Internalization
Prior to July 2016, we were externally managed by AGNC Management, LLC (our "Manager"). In July 2016, we completed the acquisition of all the outstanding membership interests of AGNC Mortgage Management, LLC ("AMM"), the parent company of our Manager, from American Capital Asset Management, LLC ("ACAM"), a wholly owned portfolio company of American Capital, Ltd. AMM is also the parent company of MTGE Management, LLC, which was the external manager of MTGE Investment Corp. ("MTGE") (Nasdaq: MTGE) until the sale of MTGE to a third party in September 2018.
Prior to our acquisition of AMM and our resulting management internalization, we paid our Manager a management fee equal to 1.25% of our stockholders' equity, as defined in our management agreement, and we were obligated to reimburse our Manager for its expenses incurred directly related to our operations, excluding employment-related expenses.
Employees
As of December 31, 2018, we had 56 full-time employees.
Exemption from Regulation under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Act. So long as we qualify for this exemption, we will not be subject to leverage and other restrictions imposed on regulated investment companies, which would significantly reduce our ability to use leverage. Section 3(c)(5)(C), as interpreted by the staff of the U.S. Securities and Exchange Commission ("SEC"), requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" ("55% asset test") and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff and in certain instances our own judgment, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We typically treat "partial pool" and other mortgage securities where we hold less than all the certificates issued by the pool as real estate-related assets.

Real Estate Investment Trust Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal or state corporate income tax on our taxable income to the extent that we distribute annually all our taxable income to stockholders within the time limits prescribed by the Internal Revenue Code. Qualification and taxation as a REIT depends on our ability to continually meet requirements imposed upon REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement and quarterly asset and annual income tests. The REIT asset and income tests are significant to our operations as they restrict the extent to which we can invest in certain types of securities and conduct certain hedging activities within the REIT. Consequently, we may be required to limit these activities or conduct them through a TRS. We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.
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

Interest income from obligations secured by mortgages on real property (such as Agency and non-Agency MBS) generally constitutes qualifying income for purposes of the 75% gross income test described above. Interest income from CRT securities may be treated as either qualifying or non-qualifying income for the 75% and 95% gross income tests depending on the tax structure of the CRT. There is no direct authority with respect to the qualification of income or gains from TBAs for the 75% gross income test; however, we treat these as qualifying income for this purpose based on an opinion of legal counsel. Income and gains from instruments that we use to hedge the interest rate risk associated with our borrowings incurred, or to be incurred, to acquire real estate assets will generally be excluded from both gross income tests, provided that specified requirements are met.
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

A failure to satisfy the income or asset tests would not immediately cause us to lose our REIT qualification; rather, we could retain our REIT qualification if we were able to satisfy certain relief provisions and pay any applicable penalty taxes and other fines, or, in the case of a failure to satisfy the asset test, eliminate the discrepancy within a 30-day cure period. Please also refer to the "Risks Related to Our Taxation as a REIT" in "Item 1A. Risk Factors" of this Form 10-K for further discussion of REIT qualification requirements and related items.
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
The relationship between short and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates, but a flattening of the yield curve can occur if short-term interest rates rise disproportionately relative to longer-term interest rates. It is also possible that the yield curve could invert, with short-term rates exceeding longer-term rates. If either of these conditions occur, our borrowing costs could increase more rapidly than the interest income earned on our fixed rate assets and our net interest margin would decline, or in extreme scenarios even turn negative. In this event, we could incur operating losses, and our financial condition and ability to make distributions to our stockholders could be adversely affected.
Changes to the pace of the Fed's purchases or sales of Agency mortgage-backed securities may adversely affect the price and return associated with Agency securities.
In October 2017, the Fed began to taper its reinvestments of principal payments from its U.S. Treasury, Agency debt and Agency RMBS portfolios acquired as a function of its quantitative easing programs. The Fed could vary the pace of its tapering activity or could stop tapering altogether. We cannot predict the impact that these or future actions will have on the prices and liquidity of Agency RMBS or on mortgage spreads relative to interest rate hedges tied to benchmark interest rates. During periods in which the Fed increases the pace of its tapering and further reduces or ceases reinvestment of principal or undertakes outright sales of its securities portfolio, the price of Agency RMBS and U.S. Treasury securities could decline, mortgage spreads could widen, refinancing volumes could be lower and market volatility could be considerably higher than would have been the case absent such actions. Similarly, if the Fed reduces the pace of tapering, stops tapering altogether or undertakes outright purchases of securities, interest rates could decline and our investments could prepay at a faster rate than anticipated. Consequently, our results of operations and financial condition could be adversely affected by the Fed altering its tapering activity.
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

Our Board of Directors also determines our other operational policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions. Our Board of Directors may amend or revise such policies or authorize transactions that deviate from them, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines or other operational policies may increase our exposure to interest rate, spread, credit, prepayment, extension, liquidity and other risks, all of which could adversely affect our results of operations, financial condition and ability to make distributions to our common and preferred stockholders.
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
Additionally, our wholly-owned captive broker-dealer subsidiary's ability to access bilateral and triparty repo funding, including through the FICC's GCF Repo service, requires that it continually meet regulatory and membership requirements established by FINRA and the FICC, which could change over time, potentially resulting in BES to lose access to these funding sources, which represents a significant portion of our total borrowing capacity.
If we are unable to renew or replace maturing borrowings, we may have to sell assets, possibly under adverse market conditions. In addition, if the regulatory capital requirements imposed on our lenders change, they may be required to significantly increase the cost of the financing that they provide to us. Our lenders also may revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings, based on, among other factors, the regulatory environment and their management of perceived risk, particularly with respect to assignee liability. Consequently, we cannot make any assurance that financing will be available to us in the future on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, our investment returns, financial condition and results of operations would be adversely affected and there may be a negative impact on the value of our common and preferred stock and our ability to make distributions to our stockholders.
A decline in the fair value of our assets will adversely affect our financial condition and results of operations and make it costlier to finance our assets.
We record our investments at fair value with changes in fair value reported in net income or other comprehensive income (a component of equity). A decline in the fair value of our investments could reduce both our net income and stockholders' equity. We also use our investments as collateral for our financings. A decline in fair value, or perceived market uncertainty about the value of our assets, could make it difficult for us to obtain financing on favorable terms or at all, or for us to maintain our compliance with terms of any financing arrangements already in place. Since we primarily invest in long-term fixed rate securities, our investment portfolio is particularly sensitive to changes in longer-term interest rates. If interest rates or other market conditions result in a decline in the fair value of our assets we would be subject to margin calls on our existing repurchase agreements and it will decrease the amount we may borrow to purchase additional investments. If this occurs, we could be required to sell assets at adverse prices and our ability to maintain or increase our net income could be significantly restricted, negatively impacting our financial condition and results of operations and ability to make distributions to stockholders.
Our hedging strategies may not be successful in mitigating the risks associated with changes in interest rates.
We employ techniques that are intended to limit, or "hedge," the adverse effect of changes in interest rates on the value of our assets and financing costs, subject to complying with REIT tax requirements. Hedging strategies are complex and there are no perfect hedges. Our business model also calls for accepting certain amounts of risk. Consequently, our hedging activities are generally designed to limit our interest rate exposure, but not to eliminate it, and they are generally not designed to hedge against spread risk and other risks inherent to our business model.
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
The transition from LIBOR to an alternative reference rate could negatively impact our funding costs and the dividend rate we could pay on our 7% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock")
In July 2017, the United Kingdom Financial Conduct Authority announced its intent to phase out the use of LIBOR by the end of 2021, citing a number of banks' reluctance to participate in setting LIBOR rates and an insufficient number of interbank lending transactions from which LIBOR may be set. There is currently no definitive information regarding the future utilization of LIBOR, or of any particular replacement rate. The Fed, in conjunction with the Alternative Reference Rates Committee, a steering committee comprised of large U.S. financial institutions, has proposed the Secured Overnight Financing Rate, or SOFR, a new index calculated from short-term repurchase agreements, backed by U.S. Treasury securities, as a potential replacement for U.S. dollar LIBOR. Our interest rate swaps and certain of our repo agreements have interest rates linked to U.S. LIBOR, and our Series C Preferred Stock has a dividend rate linked to U.S. LIBOR. It is unknown whether SOFR or any potential alternative reference rate will attain market acceptance as replacements for LIBOR and, as such, the potential effect on our results from operations is unknown.

Our hedging strategies are generally not designed to mitigate spread risk.
When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our net book value could decline. We refer to this as "spread risk" or "basis risk," and we generally do not seek to hedge this risk. The spread risk associated with our mortgage assets and the resulting fluctuations in fair value of these securities is a risk inherent to our business and can occur independent of changes in benchmark interest rates. Spread risk may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the Fed, market liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk. If the value of our mortgage assets falls by more than the offsetting fair value increases on our hedging instruments tied to the underlying benchmark interest rates, or similarly if the value of our assets increases by less than the offsetting fair value declines on our hedging instruments, our financial condition and results of operations could be materially adversely affected.
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
To the extent that actual prepayment speeds differ from our expectations, our operating results could be adversely affected, and we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses. In addition, should significant prepayments occur, there is no certainty that we will be able to identify acceptable new investments, which could reduce our invested capital or result in us investing in less favorable securities.
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
On December 22, 2017, the President signed the Tax Cuts and Jobs Act ("TCJA"), which provides for substantial changes to the taxation of individuals and business entities, generally with an effective date of January 1, 2018.  For individual taxpayers, the changes included, among others, lower ordinary income tax rates, higher standard deductions, and suspension or modification of several itemized deductions.  The changes to the categories of itemized deductions include a limit on deductions of state and local income and property taxes of $10,000 and a modification to the amount of residential mortgage interest that is deductible.  The new rule limits the deduction available for mortgage interest by reducing the amount of debt that can qualify from $1 million to $750,000, however mortgage debt borrowed prior to December 15, 2017 is not affected by the reduction.  In addition, home equity mortgage interest is no longer deductible. Many of the changes affecting individual taxpayers will cease to apply after December 31, 2025 and will revert to their pre-2018 form absent future legislation required to make the provisions effective beyond 2025. Because of these changes, it is expected that the number of individual taxpayers that itemize deductions will decrease significantly causing the income tax benefits of residential home ownership to decline materially.  These factors could reduce the demand for home ownership, result in a decline in the pricing of residential real estate as well as alter the prepayment patterns of residential mortgages, all of which could have a significant impact on the pricing and returns of RMBS.
The mortgage loans referenced by our CRT securities or that underlie our non-Agency securities may be or could become subject to delinquency or foreclosure, which could result in significant losses to us.
Investments in credit-oriented securities, such as CRT securities and non-Agency MBS, where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency, subject us to the potential risk of loss of principal and/or interest due to delinquency, foreclosure and related losses on the underlying mortgage loans.
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
Although our investments in CRT and non-Agency securities may benefit from private mortgage insurance, this insurance may not be sufficient to cover losses.
In certain instances, mortgage loans referenced to our CRT securities or underlying our non-Agency RMBS may have private mortgage insurance. This insurance is often structured to absorb only a portion of the loss if a loan defaults and, as such, we may be exposed to losses on these loans greater than the mortgage insurance. Rescission and denial of mortgage insurance may affect the ability to collect on this insurance. If private mortgage insurers fail to remit insurance payments for insured portions of loans when losses are incurred and where applicable, whether due to breach of contract or to an insurer's insolvency, we may experience a loss on related CRT or non-Agency RMBS securities for the amount that was insured by such insurers.
Any credit ratings assigned to our credit risk-oriented investments will be subject to ongoing evaluations and revisions and we cannot assure you that those ratings will not be downgraded.
Some of our investments are rated by nationally recognized rating agencies, such as Moody's Investors Service, Fitch Ratings, Standard & Poor's and others. Any credit ratings on our investments are subject to ongoing evaluation by credit rating agencies, and we cannot assure you that any such ratings will not be changed or withdrawn by a rating agency in the future. If rating agencies assign a lower-than-expected rating or reduce or withdraw, or indicate that they may reduce or withdraw, their ratings of our investments in the future, the value of these investments could significantly decline, which would adversely affect the value of our investment portfolio and could result in losses upon disposition.
Changes in credit spreads may adversely affect our profitability.
A significant component of the fair value of CRT and non-Agency securities and other credit risk-oriented investments is attributable to the credit spread, or the difference between the value the credit instrument and the value of a financial instrument with similar interest rate exposure, but with no credit risk, such as a U.S. Treasury note, and the credit instrument. Credit spreads are subject to market factors and can be highly volatile. In addition, hedging fair value changes associated with credit spreads can be inefficient and our hedging strategies are generally not designed to mitigate credit spread risk. Consequently, changes in credit spreads could adversely affect our profitability and financial condition.
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
We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS, which represents a form of off-balance sheet financing and increases our "at risk" leverage. Sales or declines in purchases of Agency RMBS by the Fed and other market participants could adversely impact the market for TBA dollar roll transactions. TBAs subject us to margin calls under the provisions established by the Mortgage-Backed Securities Division ("MBSD") of the FICC, and our prime brokerage agreements may require that we post additional margin above the levels established by the MBSD. Under certain market conditions it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Additionally, if we take delivery of the underlying securities, we can expect to receive the "cheapest to deliver" securities, which have the least favorable prepayment attributes that can be delivered to satisfy the TBA contract, such as the anticipated collateral's weighted average coupon, weighted average maturity and projected CPR. The specific securities we do receive may also not consist of a sufficient number of "whole pool" securities for us to maintain a sufficient percentage of our assets in qualifying "mortgage and other liens in real estate" required to remain exempt from registration as an investment company under the Investment Company Act. Consequently, failure to procure adequate financing to settle our obligations or to meet margin calls under our TBA contracts could result in defaults or a forced sale of assets in unfavorable market conditions and adversely affect our financial condition and results of operations.
Defaults by our repurchase agreement counterparties on their obligations to resell the underlying collateral back to us at the end of the transaction term, declines in the value of our collateral, or defaults by us on our obligations under the transaction could cause us to lose money on repurchase transactions.
When we engage in a repurchase transaction, we initially transfer securities to the financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction. The cash we receive when we initially sell the collateral is less than the value of that collateral and this difference is referred to as the "haircut." As a result, we borrow a smaller amount than the collateral we initially sell in these transactions and increases in "haircuts" may require us to post additional collateral. The haircut rates under our master repurchase agreements are not set until we engage in a specific repurchase transaction. If a counterparty defaults on an obligation to resell collateral to us, we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities), which could adversely affect our earnings, and, thus, our cash available for distribution to our stockholders.

To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. We may access a significant portion of our funding through BES, which has direct access to the General Collateral Finance Repo service offered by the FICC. We could be exposed to risk of loss if the FICC or an FICC netting member defaults on its obligations. We believe that this risk is minimal due to the FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default, but there is no guarantee that we would not incur a loss if such an event of default were to occur.
If we default on one of our obligations under a repurchase transaction, the counterparty could terminate the transaction and cease entering into other repurchase transactions with us. In that case, we would likely need to establish a replacement repurchase facility with another financial institution to continue to leverage our investment portfolio and carry out our investment strategy. We may not be able to secure a suitable replacement facility on acceptable terms or at all.
Further, financial institutions providing the repurchase agreements may require us to maintain a certain amount of cash or to set aside non-leveraged assets sufficient to maintain a specified liquidity position which would allow us to satisfy our collateral obligations should the fair value of our collateral decline. As a result, we may not be able to leverage our assets as fully as we would otherwise choose, which could reduce our return on equity. If we are unable to meet these collateral obligations, our financial condition could deteriorate rapidly, and our counterparties could choose to cease entering into further repurchase transactions with us.
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
We measure the fair value of our investments in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. Our determination of the fair value of our investments includes inputs provided by third-party dealers and pricing services. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, dealers and pricing services heavily disclaim their valuations and we do not have recourse against them due to liabilities and other damages arising from inaccurate price quotes or other inputs used to determine the fair value of our investments. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one dealer or pricing service to another. Moreover, fair value and estimates of fair value may fluctuate over short periods of time. For these reasons, the fair value at which our investments are recorded may not be an indication of their realizable value. Furthermore, the ultimate realization of the value of an asset depends on economic and other conditions that are beyond our control. Consequently, if we were to liquidate an asset, particularly in a forced liquidation, the realized value may be less than the amount at which the asset is recorded, which would negatively affect our results of operations and financial condition.

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
The future roles of Fannie Mae and Freddie Mac could be significantly modified, and the nature of their guarantee obligations could be considerably limited relative to historical measurements. Any such changes to the nature of their guarantee obligations could re-define what constitutes an Agency security and could have broad adverse implications for the market and our business, operations and financial condition.
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
We believe that we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and Treasury Regulations promulgated thereunder.  We plan to continue to meet the requirements for taxation as a REIT.  The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control and our compliance with the annual REIT income and quarterly asset requirements depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws.  Additionally, our ability to satisfy the REIT asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Furthermore, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).
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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations.
The TCJA enacted in December 2017 makes substantial changes to the Internal Revenue Code. Among those changes are a significant permanent reduction in the generally applicable corporate tax rate, a temporary reduction in the highest marginal income tax rate applicable to individuals subject to a "sunset" provision, the elimination or modification of various currently allowed deductions (including substantial limitations on the deductibility of interest), certain additional limitations on the deduction of net operating losses, and preferential rates of taxation on most ordinary REIT dividends and certain business income derived by non-corporate taxpayers in comparison to other ordinary income recognized by such taxpayers. The effect of these, and the many other, changes made in the TCJA is highly uncertain, both in terms of their direct effect on the taxation of an investment in our common stock and their indirect effect on the value of our assets or shares of our common stock or market conditions generally. Furthermore, many of the provisions of the TCJA will require guidance through the issuance of Treasury regulations in order to assess their effect. There may be a substantial delay before such regulations are promulgated, increasing the uncertainty as to the ultimate effect of the statutory amendments on us. There may also be technical corrections legislation proposed with respect to the TCJA, the effect and timing of which cannot be predicted, and which may be adverse to us or our stockholders.
Revisions in Federal tax laws and interpretations thereof could affect or cause us to change our investments and affect the tax considerations of an investment in us.

REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, for U.S. federal and state corporate income tax not to apply to earnings that we distribute. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. We may also elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains if required, in which case, we could elect for our stockholders to include their proportionate share of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase the adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code, which limits our ability to retain earnings and thereby replenish or increase capital from operations.
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
From time to time, we may generate taxable income greater than our reported income prepared in accordance with GAAP. Differences in the timing of the recognition of taxable income and deductible expenses and the actual receipt or disbursement of cash may also occur. For example, if we purchase mortgage securities at issuance with a discount, we are generally required to accrete the discount into taxable income prior to receiving the cash proceeds. In addition, we generally will be required to take certain amounts into income no later than the time such amounts are reflected on certain financial statements. The application of this rule may require the accrual of, among other categories of income, income with respect to certain debt instruments or mortgage-backed securities, such as original issue discount or market discount, earlier than would be the case under the general tax rules, although the precise application of this rule is unclear at this time.  This rule generally is effective for tax years beginning after December 31, 2017 or, for debt instruments or mortgage-backed securities issued with original issue discount, for tax years beginning after December 31, 2018. Moreover, we are not allowed to reduce our taxable income for a net capital loss incurred; instead, the net capital loss may be carried forward for a period of up to five years and applied against future capital gains subject to our ability to generate sufficient capital gains, which cannot be assured. If we do not have funds available in these situations, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions to make distributions sufficient to maintain our qualification as a REIT or avoid corporate income tax and the 4% annual excise tax. These alternatives could increase our costs and reduce our stockholders' equity. Thus, compliance with the REIT requirements may hinder our ability to grow, which could adversely affect the value of our common stock.
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
To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and we may be unable to pursue investments that would be otherwise advantageous to us to remain qualified as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.
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
The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As such, we may have to limit our use of advantageous hedging techniques or implement those hedges through our TRS. This could increase the cost of our hedging activities as our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in our TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
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
Our inability to deduct for tax purposes compensation paid to our executives could require us to increase our distributions to stockholders or pay entity level taxes to maintain our REIT status.
Section 162(m) of the Internal Revenue Code prohibits publicly held corporations from taking a tax deduction for annual compensation in excess of $1 million paid to any of the corporation’s "covered employees." Prior to the enactment of the TCJA, a publicly held corporation’s covered employees included its chief executive officer and the three other most highly compensated executive officers (other than the chief financial officer), and certain "performance-based compensation" was excluded from the $1 million cap. The TCJA made certain changes to Section 162(m), effective for taxable years beginning after December 31, 2017. These changes include, among others, expanding the definition of "covered employee" to include the chief financial officer and repealing the performance-based compensation exception to the $1 million cap, subject to certain transition rules. The TCJA also added that once an individual becomes a covered employee after December 31, 2016, that individual will remain a covered employee for all future years including after termination or death. Compensation paid to "covered employees" in excess of the 162(m) deductibility limit increases our taxable income compared to fully deductible compensation and, as a result, increases the amount of dividends we must distribute to stockholders to maintain our REIT status and/or to avoid U.S. federal and state income tax, which could adversely affect our financial condition.
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
The specific real estate related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. In satisfying the 55% requirement, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we directly or indirectly hold all the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests based on pronouncements of the SEC staff. We treat partial pool securities, CRT and other mortgage related securities as real estate-related assets. If the SEC determines that any of these securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. Our compliance with these requirements may at times lead us to adopt less efficient methods of financing certain of our investments, and we may be precluded from acquiring higher yielding securities. Importantly, if we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we currently conduct it, which could materially and adversely affect our business.
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

The stock ownership limitation contained in our amended and restated certificate of incorporation generally does not permit ownership of more than 9.8% of our common or capital stock and attempts to acquire our common or capital stock above this limit will be ineffective unless an exemption is granted by our Board of Directors.

As described above, our amended and restated certificate of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% (by value or by number of shares, whichever is more restrictive) of our common or capital stock, unless exempted by our Board of Directors. Our amended and restated certificate of incorporation's constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of 9.8% or less of the outstanding stock by an individual or entity or group could result in constructive ownership greater than 9.8% and thus be subject to our amended and restated certificate of incorporation's ownership limit. Any attempt to own or transfer shares of our common or preferred stock more than the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being treated as invalid from the outset.

Anti-takeover provisions in our amended and restated certificate of incorporation and bylaws could discourage a change of control that our stockholders may favor, which could also adversely affect the market price of our common stock.

Provisions in our amended and restated certificate of incorporation and bylaws may make it more difficult and expensive for a third-party to acquire control of us, even if a change of control would be beneficial to our stockholders. We could issue a series of preferred stock to impede the completion of a merger, tender offer or other takeover attempt. The anti-takeover provisions in our amended and restated certificate of incorporation and bylaws may impede takeover attempts, or other transactions, that may be in the best interests of our stockholders. In addition, the market price of our common stock could be adversely affected to the extent that provisions of our amended and restated certificate of incorporation and bylaws discourage potential takeover attempts, or other transactions, that our stockholders may favor.
Item 1B. Unresolved Staff Comments
None.
Item 2. Properties
We do not own any property. Our executive offices are in Bethesda, Maryland.
Item 3. Legal Proceedings
AGNC is named as a nominal defendant in three stockholder derivative lawsuits filed against the Company and certain of our current and former directors and officers. One case, H&N Management Group and AFF Cos. Frozen Money Purchase Plan v. Couch, et al., (the "Delaware Action") was filed in the Chancery Court of the State of Delaware on October 21, 2016, an amended complaint was filed on December 12, 2016, and further amended complaints were filed on October 11, 2018 and on November 14, 2018. The amended complaint in the Delaware Action alleges breach of fiduciary duty and corporate waste by certain of our current and former directors and officers relating to decisions not to terminate our management agreement with our former external Manager (the "Renewal Claims") and the internalization of our management through the acquisition of AMM, which was completed on July 1, 2016 ("Internalization Claims"). The amended complaint in the Delaware Action also names Ares Capital Corporation, Ivy Hill Asset Management, LLC and ACAS, LLC, (collectively, the "Ares Defendants") as defendants and alleges that they aided and abetted and were unjustly enriched by the supposed breaches of duty (the “Ares Claims”). A motion to dismiss the Delaware Action was denied on August 1, 2017, and the Delaware Action is currently in the discovery phase with respect to defendants other than the Ares Defendants. The Ares Defendants filed a motion to dismiss the claims against them on October 29, 2018. Oral argument on this motion occurred on February 21, 2019, but the Court has not yet rendered a decision.
The other two cases, Clem v. Kain, et al., and Wall v. Kain, et al., were filed in the U.S. District Court in the District of Maryland on September 21, 2016 and September 30, 2016, respectively, and were consolidated on October 25, 2016, under the name In re AGNC Investment Corp. (f/k/a American Capital Agency Corp.) Stockholder Derivative Litigation, (collectively, the "Maryland Action" and collectively, with the Delaware Action, the "Derivative Lawsuits"). An amended complaint in the Maryland Action was filed on December 23, 2016. The amended complaint in the Maryland Action alleged breach of fiduciary duties and aiding and abetting against the same individuals related to substantially the same events (i.e., Renewal Claims, Internalization Claims and Ares Claims). The Maryland Action also alleged violations of Section 14(a) of the Securities Exchange Act of 1934, as amended, due to purported omissions from our proxy statements in 2014, 2015 and 2016 (the "Proxy Claims"). On September 30, 2017, the defendants moved to dismiss the Maryland Action, and on July 3, 2018, the Court granted in part and denied in part our and other defendants’ motions to dismiss. The Court dismissed the Proxy Claims, the Internalization Claims and the Ares Claims. However, the Court did not dismiss the Renewal Claims. On July 18, 2018, the plaintiffs in this action moved to amend their complaint in an effort to cure the deficiencies identified by the Court in its ruling on the motion to dismiss. On February 6, 2019, the Court denied in part and granted in part the plaintiffs’ motion to amend their complaint. Specifically, the Court found that the Proxy Claims failed to properly state a claim and could not be brought, but the Court granted the plaintiffs leave to amend their complaint as to all other claims because the Court found the allegations sufficient to state claims against the defendants. Following this ruling, the plaintiffs filed a further amended complaint on February 12, 2019, as to the Renewal Claims, the internalization Claims and the Ares Claims. Defendants' response to this amended complaint is due on February 26, 2019, unless such date is extended
The plaintiffs in the Derivative Lawsuits demand an unspecified amount of damages, pre-judgment and post-judgment interest, restitution from the individual defendants, attorneys’ fees and other costs, and further relief as the Court deems just and proper. The plaintiffs in the Maryland Action also seek a directive that the Company and the individual defendants take certain actions with respect to our corporate governance and procedures. We believe the claims in the Derivative Lawsuits lack merit, and we expect that the defendants will vigorously defend these cases. See also "Loss Contingencies" in Note 2 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.

Item 4. Mine Safety Disclosures
Not applicable.

PART II
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of January 31, 2019, we had 1,161 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market and dividends declared on our common stock for fiscal years 2018 and 2017:

	Common Stock
	Sales Prices		Dividends Declared [1]
	High	Low
Fiscal Year 2018
Fourth Quarter	$18.76	$16.96	$0.54
Third Quarter	$19.72	$18.51	$0.54
Second Quarter	$19.26	$18.46	$0.54
First Quarter	$20.26	$17.84	$0.54
Fiscal Year 2017
Fourth Quarter	$21.90	$19.26	$0.54
Third Quarter	$21.94	$20.76	$0.54
Second Quarter	$22.34	$19.57	$0.54
First Quarter	$20.02	$18.10	$0.54
________________________________
1.Represents the sum of monthly dividends declared during each period presented.
We intend to pay dividends monthly to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors."
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
The following table summarizes the tax characterization of dividends declared on our common stock for fiscal years 2018 and 2017:

		Tax Characterization
	Dividends Declared Per Share of Common Stock	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share	Non-Dividend Distributions [3]	Section 199A Dividend [4]
Fiscal Year 2018 [1]	$2.16	$1.127208	$—	$—	$1.032792	$1.127208
Fiscal Year 2017 [2]	$2.16	$0.813744	$—	$—	$1.346256	$—
________________________________

1.
Includes dividends declared during the 12-month period ended November 30, 2018. The dividend of $0.18 per common share declared on December 11, 2018, which was paid on January 9, 2019, will be reported to stockholders as a fiscal year 2019 distribution for U.S. federal income tax purposes.

2.	Includes dividends declared during the 11-month period ended November 30, 2017.

3.
Also referred to as a "return of capital." Represents dividends paid in excess of our current and accumulated earnings and profit, or "E&P," which is a tax-based measure calculated by adjusting taxable income for items that are treated differently for E&P purposes, such as utilization of net capital loss carryforwards. A return of capital reduces the basis of a stockholder's investment in our common stock to the extent of such basis and is treated as capital gain thereafter.

4.
Twenty percent of Section 199A dividends may be deducted in computing a U.S. non-corporate investor’s taxable income. The deduction is subject to certain limitations calculated based on an investor’s taxable ordinary income. For detailed rules regarding the section 199A deduction, stockholders should consult with their tax advisors.

Our stock transfer agent and registrar is Computershare Investor Services. Requests for information from Computershare can be sent to Computershare Investor Services, P.O. Box 43078, Providence, RI 02940-3078 and their telephone number is 1-800-733-5001.
 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2018, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See "Item 8. Financial Statements" for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	2,010,668	$—	7,940,875
Equity compensation plans not approved by security holders	—	—	—
Total	2,010,668	$—	7,940,875
________________________________

1.
Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2018.

2.
Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2013, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation and Armour Residential REIT, Inc. (collectively, the "Agency REIT Peer Group").

________________________________
*$100 invested on 12/31/13 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright © 2019 S&P, a division of The McGraw-Hill Companies Inc. All rights reserved.

	December 31,
	2018	2017	2016	2015	2014
AGNC Investment Corp.	$163.31	$167.51	$135.42	$114.57	$127.15
S&P 500	$150.33	$157.22	$129.05	$115.26	$113.69
FTSE NAREIT Mortgage REITs	$154.09	$158.08	$131.96	$107.42	$117.88
Agency REIT Peer Group [1]	$159.32	$174.03	$136.02	$113.23	$119.10
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

Item 6. Selected Financial Data

The following selected financial data is derived from our annual financial statements for the five years ended December 31, 2018. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K.

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	2018	2017	2016	2015	2014
Investment securities, at fair value	$84,287	$57,080	$46,499	$52,473	$56,748
Total assets	$109,241	$70,376	$56,880	$57,021	$67,766
Repurchase agreements and other debt	$75,992	$50,653	$41,355	$46,102	$51,057
Total liabilities	$99,335	$61,622	$49,524	$49,050	$58,338
Total stockholders' equity	$9,906	$8,754	$7,356	$7,971	$9,428
Net book value per common share [1]	$17.54	$21.09	$21.17	$22.59	$25.74
Tangible net book value per common share [2]	$16.56	$19.69	$19.50	N/A	N/A

	Fiscal Year
Statement of Comprehensive Income Data	2018	2017	2016	2015	2014
Interest income	$1,949	$1,293	$1,321	$1,466	$1,472
Interest expense	1,173	524	394	330	372
Net interest income	776	769	927	1,136	1,100
Other gain (loss), net	(547)	75	(199)	(782)	(1,192)
Operating expenses	100	73	105	139	141
Net income	129	771	623	215	(233)
Dividend on preferred stock	36	32	28	28	23
Issuance costs of redeemed preferred stock	—	6	—	—	—
Net income available to common stockholders	$93	$733	$595	$187	$(256)

Net income	$129	$771	$623	$215	$(233)
Other comprehensive income (loss)	(598)	52	(331)	(496)	1,813
Comprehensive income (loss)	(469)	823	292	(281)	1,580
Dividend on preferred stock	36	32	28	28	23
Issuance costs of redeemed preferred stock	—	6	—	—	—
Comprehensive income (loss) available (attributable) to common stockholders	$(505)	$785	$264	$(309)	$1,557

Weighted average number of common shares outstanding - basic	441.1	358.6	331.9	348.6	353.3
Weighted average number of common shares outstanding - diluted	441.4	358.7	331.9	348.6	353.3
Net income per common share - basic	$0.21	$2.04	$1.79	$0.54	$(0.72)
Net income per common share - diluted	$0.21	$2.04	$1.79	$0.54	$(0.72)
Comprehensive income (loss) per common share - basic and diluted	$(1.14)	$2.19	$0.80	$(0.89)	$4.41
Dividends declared per common share	$2.16	$2.16	$2.30	$2.48	$2.61

	Fiscal Year
Other Data (Unaudited) *	2018	2017	2016	2015	2014
Average investment securities - at par	$60,733	$45,198	$47,101	$51,759	$53,578
Average investment securities - at cost	$63,348	$47,330	$49,268	$54,019	$56,051
Net TBA dollar roll position - at par (as of period end)	$7,152	$15,474	$10,916	$7,295	$14,412
Net TBA dollar roll position - at cost (as of period end)	$7,252	$15,739	$11,312	$7,430	$14,576
Net TBA dollar roll position - at market value (as of period end)	$7,322	$15,742	$11,165	$7,444	$14,768
Net TBA dollar roll position - at carrying value (as of period end) [3]	$70	$3	$(147)	$14	$192
Average net TBA portfolio - at cost	$14,697	$16,859	$10,329	$7,547	$13,212
Average total assets - at fair value	$79,094	$58,727	$56,931	$63,674	$67,007
Average Agency repurchase agreements and other debt outstanding [4]	$55,592	$41,942	$44,566	$48,641	$50,015
Average stockholders' equity [5]	$9,050	$7,933	$7,718	$8,817	$9,295
Average tangible net book value "at risk" leverage [6]	8.3:1	8.0:1	7.5:1	6.4:1	7.0:1
Tangible net book value "at risk" leverage (as of period end) [7]	9.0:1	8.1:1	7.7:1	6.8:1	6.9:1
Economic return on tangible common equity [8]	(4.9)%	12.1%	3.9%	(2.6)%	18.5%
Expenses % of average total assets [9]	0.09%	0.12%	0.17%	0.22%	0.21%
Expenses % of average assets, including average net TBA position [9]	0.08%	0.09%	0.14%	0.20%	0.18%
Expenses % of average stockholders' equity [9]	0.81%	0.92%	1.24%	1.58%	1.52%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill and other intangible assets, net.

3.
The carrying value of our net TBA position represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value on our accompanying consolidated balances sheets.

4.	Other debt includes debt of consolidated VIEs. Amount excludes U.S. Treasury repo agreements and TBA contracts.

5.	Average stockholders' equity calculated as average month-ended stockholders' equity during the period.

6.
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

7.
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

8.
Economic return on tangible common equity, for fiscal years 2018 and 2017, represents the sum of the change in tangible net book value per common share and dividends declared on common stock during the period over beginning tangible net book value per common share. For fiscal years prior to 2017, amounts represent the sum of the change in net book value per common share and dividends declared on common stock during the period over beginning net book value per common share.

9.
Expenses for fiscal year 2018 have been adjusted to exclude $27 million of non-recurring expenses associated with the sale of MTGE Investment Corp. and corresponding termination MTGE's management agreement, including the write-off of the MTGE management agreement intangible asset and other miscellaneous expenses. Expenses for fiscal year 2016 have been adjusted to exclude non-recurring expenses of $9 million associated with our acquisition of AMM.

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

EXECUTIVE OVERVIEW
We are an internally-managed REIT. We commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
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
We invest primarily in Agency RMBS on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as Fannie Mae and Freddie Mac, or by a U.S. Government agency, such as Ginnie Mae. We may also invest in other types of mortgage and mortgage-related residential and commercial mortgage-backed securities where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency or in other investments in, or related to, the housing, mortgage or real estate markets.
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

Trends and Recent Market Impacts
Fiscal year 2018 was marked by increased market volatility, higher interest rates, a flattening yield curve and dramatic swings in investor sentiment. For much of the year, a strong U.S. economy drove U.S. stocks and Treasury yields higher, with the 10-year U.S. Treasury note yield peaking at 3.24% in early November 2018, before moving sharply lower to close the year at 2.69%, 28 basis points higher than the level at the start of the year. After reaching market highs in September 2018, U.S. equities declined significantly during the fourth quarter, suffering their worst quarterly loss since the height of the financial crisis nearly 10 years ago, as concerns over trade tensions, tightening monetary policy, weakening global growth and a deteriorating earnings outlook took center stage.
During fiscal year 2018, the Fed continued to tighten monetary policy, increasing the federal funds rate four times and continuing its balance sheet reduction of U.S. Treasury securities and Agency RMBS. The increase in short-term interest rates outpaced the move in longer-term yields and led to a significant flattening of the yield curve, with the spread between two and 10-year U.S. Treasury notes narrowing to 20 basis points by year-end. The combination of increased market volatility, higher rate expectations, and the flattening yield curve drove Agency RMBS spreads to benchmark interest rates materially wider and was the primary driver of our $3.13 per common share, of 15.9%, decline in tangible net book value during the year. Our economic return for the year was negative 4.9%, which includes both the decline in our net book value and dividends paid of $2.16 per common share.
Although wider spreads negatively impacted our tangible net book value, it also significantly enhanced the expected return on Agency RMBS. As a result, we opportunistically raised approximately $2.6 billion of accretive new equity capital during the year and increased our operating leverage predominately during the fourth quarter. Looking ahead, we believe inflation will remain contained at or near the Fed’s 2% target and U.S. growth is likely to slow, prompting the Fed to stop or significantly slow the pace of future rate increases. With the Fed’s hiking cycle likely near its end and Agency RMBS spreads materially wider than a year ago, expected levered returns on Agency RMBS have improved and compare very favorably to other fixed income products. Consequently, we anticipate that we will continue to operate with moderately higher leverage to take advantage of this enhanced return environment.
Our investment portfolio totaled $91.6 billion, inclusive of TBA securities, as of December 31, 2018, compared to $72.8 billion as of December 31, 2017. Our "at risk" leverage ratio was 9.0x our tangible equity as of December 31, 2018, up from 8.1x as of December 31, 2017 and up from our average tangible “at risk” leverage of 8.3x for fiscal year 2018.

To mitigate the impact of higher interest rates, we maintained an elevated interest rate hedge position during fiscal year 2018, with our interest rate hedge position totaling 94% and 97% of our funding liabilities as of December 31, 2018 and 2017, respectively. Our hedges are not designed to protect our net book value against wider Agency RMBS spreads or to fully insulate our portfolio from changes in interest rates. Consequently, changes in interest rates and/or wider mortgage spreads can adversely impact our tangible net book value. For information regarding our interest rate and spread sensitivity please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-K.
The cost of our repurchase agreement funding increased largely in line with the increase in the fed funds rate and averaged 2.11% for the year, compared to 1.25% for fiscal year 2017. Our total cost of funds, which includes the cost of our repurchase agreements, the implied funding costs of our TBA securities and our interest rate swap hedges, increased by 45 basis points to an average of 1.84% for fiscal year 2018. Our average asset yield, including the implied yield on our TBA assets and excluding "catch-up" premium amortization associated with changes in our CPR forecast, increased 27 basis points to 3.11% for 2018, from 2.84% for 2017, as we increased our holdings of higher coupon, 30-year fixed rate securities. As of the December 31, 2018, 30 year-fixed rate Agency RMBS, including TBA securities, represented 84% of our investment portfolio, compared to77% as of December 31, 2017. Our net interest spread, which represents the difference between our asset yield and our cost of funds, was 1.27% for the year, compared to 1.45% for 2017.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2017	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Dec. 31, 2018 vs Dec. 31, 2017
LIBOR:
1-Month	1.56%	1.88%	2.09%	2.26%	2.50%	+0.94	bps
3-Month	1.69%	2.31%	2.34%	2.40%	2.81%	+1.12	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.89%	2.27%	2.53%	2.82%	2.49%	+0.60	bps
5-Year U.S. Treasury	2.21%	2.57%	2.73%	2.95%	2.51%	+0.30	bps
10-Year U.S. Treasury	2.41%	2.74%	2.85%	3.06%	2.69%	+0.28	bps
30-Year U.S. Treasury	2.74%	2.97%	2.98%	3.20%	3.02%	+0.28	bps
Interest Rate Swap Rate:
2-Year Swap	2.08%	2.58%	2.79%	2.99%	2.67%	+0.59	bps
5-Year Swap	2.24%	2.71%	2.88%	3.07%	2.58%	+0.34	bps
10-Year Swap	2.40%	2.78%	2.93%	3.12%	2.72%	+0.32	bps
30-Year Swap	2.53%	2.82%	2.93%	3.13%	2.85%	+0.32	bps
30-Year Fixed Rate Agency Price:
3.0%	$100.02	$97.52	$96.86	$95.67	$97.54	-$2.48
3.5%	$102.70	$100.20	$99.52	$98.41	$99.95	-$2.75
4.0%	$104.59	$102.61	$101.96	$100.97	$101.94	-$2.65
4.5%	$106.40	$104.70	$104.13	$103.16	$103.53	-$2.87
15-Year Fixed Rate Agency Price:
2.5%	$99.88	$97.98	$97.22	$96.47	$97.70	-$2.18
3.0%	$101.88	$99.88	$99.41	$98.77	$99.80	-$2.08
3.5%	$103.23	$101.94	$101.16	$100.51	$101.23	-$2.00
4.0%	$102.72	$102.63	$102.58	$101.98	$102.34	-$0.38
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of December 31, 2018 and 2017, our investment portfolio consisted of $84.3 billion and $57.1 billion of investment securities, at fair value, respectively, and $7.3 billion and $15.7 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of December 31, 2018 and 2017 (dollars in millions):

	December 31, 2018				December 31, 2017
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$7,386	$7,294	3.30%	8%	$8,951	$8,933	3.31%	12%
15-year TBA securities	3,635	3,673	3.61%	4%	5,025	5,015	2.90%	7%
Total ≤ 15-year	11,021	10,967	3.40%	12%	13,976	13,948	3.16%	19%
20-year RMBS	778	774	3.95%	1%	673	687	3.48%	1%
30-year:
30-year RMBS	74,883	73,685	3.87%	80%	45,853	45,406	3.72%	62%
30-year TBA securities	3,617	3,649	4.47%	4%	10,714	10,727	3.40%	15%
Total 30-year	78,500	77,334	3.90%	84%	56,567	56,133	3.65%	77%
Total fixed rate Agency RMBS and TBA securities	90,299	89,075	3.84%	97%	71,216	70,768	3.55%	97%
Adjustable rate Agency RMBS	212	213	3.10%	—%	278	283	2.90%	1%
CMO Agency RMBS:
CMO	588	583	3.46%	1%	629	631	3.43%	1%
Interest-only strips	77	84	3.61%	—%	101	112	4.39%	—%
Principal-only strips	95	94	—%	—%	112	116	—%	—%
Total CMO Agency RMBS	760	761	3.21%	1%	842	859	3.58%	1%
Total Agency RMBS and TBA securities	91,271	90,049	3.83%	98%	72,336	71,910	3.55%	99%
Non-Agency RMBS	264	266	3.83%	1%	7	7	2.50%	—%
CMBS	280	282	4.58%	—%	28	29	6.55%	—%
CRT	1,006	1,012	5.86%	1%	834	876	5.26%	—%
Total investment portfolio	$92,821	$91,609	3.85%	100%	$73,205	$72,822	3.57%	100%
________________________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2018 and 2017, our TBA positions had a net carrying value of $70 million and $3 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of December 31, 2018 and 2017, the weighted average yield on our investment securities (excluding TBA securities) was 3.31% and 2.89%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of December 31, 2018 and 2017 (dollars in millions):

	December 31, 2018
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$1,157	$1,170	$1,139	68%	101.2%	2.98%	2.11%	74	9%
3.0%	2,651	2,677	2,650	58%	101.7%	3.51%	2.44%	56	9%
3.5%	4,444	4,498	4,502	41%	101.9%	4.07%	2.96%	25	10%
4.0%	2,449	2,507	2,509	34%	103.5%	4.47%	2.96%	44	10%
4.5%	160	167	165	98%	104.0%	4.87%	3.01%	99	11%
≥ 5.0%	2	2	2	27%	102.4%	6.55%	4.57%	134	14%
Total ≤ 15-year	10,863	11,021	10,967	47%	102.0%	3.82%	2.68%	46	10%
20-year
3.5%	314	320	318	74%	102.0%	4.05%	3.00%	70	10%
4.0%	206	214	213	88%	103.4%	4.45%	3.28%	24	10%
4.5%	230	242	241	92%	105.2%	5.00%	3.35%	25	11%
≥ 5.0%	2	2	2	—%	105.7%	5.94%	3.34%	128	16%
Total 20-year:	752	778	774	84%	103.4%	4.46%	3.19%	44	11%
30-year:
3.0%	3,178	3,133	3,108	3%	100.1%	3.58%	2.97%	47	6%
3.5%	22,410	23,258	22,496	58%	103.2%	4.06%	3.05%	38	6%
4.0%	37,230	38,564	38,147	48%	103.8%	4.54%	3.44%	24	8%
4.5%	12,777	13,319	13,361	61%	104.7%	4.99%	3.75%	14	9%
5.0%	133	143	142	106%	106.8%	5.53%	3.80%	61	9%
≥ 5.5%	75	83	80	36%	110.5%	6.17%	3.35%	147	12%
Total 30-year	75,803	78,500	77,334	52%	103.6%	4.41%	3.34%	28	8%
Total fixed rate	$87,418	$90,299	$89,075	51%	103.5%	4.36%	3.28%	30	8%
________________________________

1.
Lower loan balance securities represent pools backed by an original loan balance of ≤ $150,000. Our lower loan balance securities had a weighted average original loan balance of $102,000 and $113,000 for 15-year and 30-year securities, respectively, as of December 31, 2018.

2.
HARP securities are defined as pools backed by 100% refinance loans with LTV ≥ 80%. Our HARP securities had a weighted average LTV of 119% and 136% for 15-year and 30-year securities, respectively, as of December 31, 2018.

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2018.

	December 31, 2017
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	% Lower Loan Balance & HARP [1,2]	Amortized Cost Basis	Weighted Average			Projected Life CPR [4]
						WAC [3]	Yield [4]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$3,041	$3,061	$3,046	32%	101.2%	2.98%	2.13%	63	9%
3.0%	5,616	5,749	5,724	33%	102.8%	3.49%	2.18%	62	10%
3.5%	2,710	2,804	2,804	75%	103.5%	3.96%	2.42%	69	11%
4.0%	2,054	2,134	2,145	89%	103.9%	4.40%	2.68%	84	11%
4.5%	215	224	225	98%	104.3%	4.87%	3.01%	88	12%
≥ 5.0%	4	4	4	17%	102.8%	6.56%	4.47%	125	44%
Total ≤ 15-year	13,640	13,976	13,948	51%	103.0%	3.77%	2.38%	70	10%
20-year
≤ 3.0%	195	193	198	31%	99.4%	3.55%	3.10%	55	9%
3.5%	365	373	380	75%	102.1%	4.05%	3.00%	58	11%
4.0%	45	47	48	51%	104.2%	4.54%	2.96%	76	11%
4.5%	55	58	59	99%	106.5%	4.90%	2.95%	85	11%
≥ 5.0%	2	2	2	—%	106.0%	5.95%	3.32%	116	17%
Total 20-year:	662	673	687	62%	101.8%	4.02%	3.02%	61	10%
30-year:
≤ 3.0%	7,583	7,576	7,592	1%	100.2%	3.58%	2.96%	43	6%
3.5%	24,045	25,072	24,800	56%	104.6%	4.04%	2.84%	35	7%
4.0%	21,015	22,348	22,166	64%	106.5%	4.47%	2.99%	29	9%
4.5%	1,271	1,366	1,369	71%	107.4%	4.98%	3.18%	62	10%
5.0%	97	103	104	65%	106.6%	5.45%	3.69%	116	10%
≥ 5.5%	92	102	102	36%	110.0%	6.18%	3.34%	135	14%
Total 30-year	54,103	56,567	56,133	52%	105.2%	4.23%	2.93%	34	8%
Total fixed rate	$68,405	$71,216	$70,768	52%	104.8%	4.15%	2.84%	40	8%
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

3.	WAC represents the weighted average coupon of the underlying collateral.

4.	Portfolio yield incorporates a projected life CPR assumption based on forward rate assumptions as of December 31, 2017.
As of December 31, 2018 and 2017, our investments in CRT and non-Agency securities had the following credit ratings:

	December 31, 2018			December 31, 2017
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$160	$52	$—	$7	$—
AA	—	17	152	—	—	—
A	17	33	15	1	—	—
BBB	25	43	53	34	—	29
BB	492	8	10	370	—	—
B	453	2	—	455	—	—
Not Rated	25	3	—	16	—	—
Total	$1,012	$266	$282	$876	$7	$29
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of December 31, 2018, our CRT securities had floating and fixed rate coupons ranging from 3.9% to 9.5%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.8% to 4.8%. As of 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%.
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
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and their contractual terms and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, taking into account scheduled contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2018 was 103.5% of par value; therefore, faster actual or projected prepayments could significantly reduce the yield on our assets.
Future prepayment rates are difficult to predict, and we rely on a third-party service provider and our experience and analysis of historical and current market data to arrive at what we believe to be reasonable estimates. Our third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the third-party estimates and, based on our judgment, we may adjust the estimates.
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
Fair Value of Investment Securities
We estimate the fair value of our investment securities based on prices provided by multiple third-party pricing services and non-binding dealer quotes (collectively "pricing sources"). These pricing sources use various valuation approaches, including market and income approaches, using "Level 2" inputs based on quoted prices for similar securities in active markets and model-derived valuations whose inputs are observable or whose significant value drivers are observable. The pricing sources primarily utilize a matrix pricing technique that interpolates the estimated fair value of our Agency RMBS based on observed quoted prices for forward contracts in the Agency RMBS TBA market of the same coupon, maturity and issuer, adjusted to reflect the specific characteristics of the pool of mortgages underlying the Agency security, which may include maximum loan balance, loan vintage, loan-to-value ratio, geography and other characteristics as may be appropriate. The pricing sources may also utilize discounted cash flow model-derived pricing techniques to estimate the fair value of investment securities, which incorporate market-based discount rate assumptions based on observable inputs such as recent trading activity, credit data, volatility statistics, benchmark interest rate curves and other market data that are current as of the measurement date and may include certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and loss severities. We attempt to validate these quotes by comparing them to our recent completed transactions involving the same or similar securities on or near the reporting date. Changes in the market environment and other events that may occur over the life of our investments may cause the gains or losses ultimately realized on these investments to be different from the valuations currently estimated.
At the time we purchase a security, we either designate it as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may make an irrevocable election to apply the fair value option of accounting for the security. Since we actively manage our portfolio and may sell securities prior to maturity, we have not designated any of our securities as held-to-maturity. Consequently, all our securities are reported at fair value in our consolidated financial statements as they have either been designated as available-for-sale or trading or we have elected the fair value option of accounting. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated OCI. Unrealized gains and losses on securities classified as trading or for which we elected the fair value option are reported in net income through other gain (loss) during the period in which they occur. Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities acquired after fiscal year 2016. In our view, this election simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a reporting period, as the fair value changes for these assets are presented in a manner consistent with the presentation and timing of the fair value changes of our hedging instruments. As of December 31, 2018, we had elected the fair value option for 72% of our investment securities. The remaining 28% of our securities were designated as available-for-sale securities and consisted almost entirely of Agency RMBS.
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
In evaluating whether our available-for-sale securities are other-than-temporarily impaired, we consider the liquidity of the Agency securities market, which allows us to obtain competitive bids and execute on sale transactions typically within a day or two of deciding to sell a security, such that we generally do not decide to sell specific securities until shortly prior to initiating the sale. We also consider the size of our available-for-sale portfolio relative to other liquid and/or unencumbered assets available to meet margin calls and other liquidity needs, and we take into account that Agency RMBS, as a function of their GSE or U.S. Government agency guarantee, do not have a measurable credit component.
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted (i) to exclude "catch-up" premium amortization associated with changes in CPR estimates and (ii) to include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense and interest rate swap periodic income/(cost). "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and dividends on REIT equity securities (referred to as "adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure), net of management fee income (GAAP measure), adjusted to exclude one-time, non-recurring income and expenses.
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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2018, 2017 and 2016, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$2,280	3.75%	$1,671	3.70%	$1,721	3.64%
Net premium amortization	(331)	(0.67)%	(378)	(0.97)%	(400)	(0.96)%
Interest income (GAAP measure)	1,949	3.08%	1,293	2.73%	1,321	2.68%
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(23)	(0.04)%	37	0.08%	10	0.02%
Interest income, excluding "catch-up" premium amortization	1,926	3.04%	1,330	2.81%	1,331	2.70%
TBA dollar roll income - implied interest income [1,2]	500	3.40%	493	2.92%	264	2.56%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$2,426	3.11%	$1,823	2.84%	$1,595	2.68%

Weighted average actual portfolio CPR for investment securities held during the period	8.7%		10.9%		12.3%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.9%		8.4%		8.0%
Average 30-year fixed rate mortgage rate as of period end [4]	4.55%		3.99%		4.32%
10-year U.S. Treasury rate as of period end	2.69%		2.41%		2.43%
  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

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

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for fiscal years 2018 and 2017, compared to the prior year periods (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income

		Due to Change in Average
Fiscal Year 2018 vs. 2017	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$656	$438	$218
Estimated "catch-up" premium amortization due to change in CPR forecast	(60)	—	(60)
Interest income, excluding "catch-up" premium amortization	596	438	158
TBA dollar roll income - implied interest income	7	(63)	70
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$603	$375	$228

		Due to Change in Average
Fiscal Year 2017 vs. 2016	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(28)	$(52)	$24
Estimated "catch-up" premium amortization cost due to change in CPR forecast	27	—	27
Interest income, excluding "catch-up" premium amortization cost	(1)	(52)	51
TBA dollar roll income - implied interest income	229	167	62
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$228	$115	$113

Our average investment portfolio, inclusive of TBAs, increased 22% and 8% (at cost) for fiscal years 2018 and 2017, respectively, compared to the prior year periods, primarily due to the deployment of new equity capital. The increase in our average asset yield over the prior year periods was largely due to changes in asset composition, as we increased our holdings of higher coupon, 30-year fixed rate securities relative to shorter duration assets.
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
Our tangible net book value "at risk" leverage was 9.0x, 8.1x and 7.7x as of December 31, 2018, 2017 and 2016, respectively. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Agency Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Average "At Risk" Leverage during the Period [4]	Tangible Net Book Value "At Risk" Leverage as of Period End [3]	"At Risk" Leverage as of Period End [5]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2018	$68,499	$77,442	$75,992	$8,066	$7,252	8.4:1	7.9:1	9.0:1	8.5:1
September 30, 2018	$56,265	$66,969	$65,975	$18,270	$9,436	8.5:1	8.0:1	8.2:1	7.8:1
June 30, 2018	$47,823	$49,892	$49,152	$16,912	$19,898	8.0:1	7.5:1	8.3:1	7.8:1
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	7.7:1	8.2:1	7.6:1
December 31, 2017	$48,122	$51,322	$50,653	$18,355	$15,739	8.1:1	7.6:1	8.1:1	7.6:1
September 30, 2017	$41,406	$47,442	$45,885	$18,616	$19,433	7.9:1	7.4:1	8.0:1	7.6:1
June 30, 2017	$38,945	$40,112	$39,463	$16,931	$17,283	8.0:1	7.4:1	8.1:1	7.5:1
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.8:1	7.2:1	8.0:1	7.4:1
December 31, 2016	$41,031	$42,157	$41,183	$14,141	$11,312	7.8:1	7.3:1	7.7:1	7.1:1
September 30, 2016	$44,401	$46,555	$41,154	$10,748	$15,540	7.6:1	7.1:1	7.7:1	7.2:1
June 30, 2016	$46,948	$48,875	$45,502	$8,238	$6,975	N/A	7.2:1	N/A	7.2:1
March 31, 2016	$45,926	$49,767	$48,875	$8,144	$5,983	N/A	7.0:1	N/A	7.3:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2018, 2017 and 2016 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and interest rate swap periodic interest (income) cost:

	Fiscal Year 2018		Fiscal Year 2017		Fiscal Year 2016
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure) [2]	$1,173	2.11%	$524	1.25%	$394	0.80%
TBA dollar roll income - implied interest expense [3,4]	273	1.85%	164	0.97%	48	0.47%
Economic interest expense - before interest rate swap costs [5]	1,446	2.06%	688	1.17%	442	0.73%
Interest rate swap periodic interest (income) cost, net [3,6]	(151)	(0.22)%	127	0.22%	255	0.54%
Total economic interest expense (non-GAAP measure)	$1,295	1.84%	$815	1.39%	$697	1.27%
 ________________________________

1.
Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, forward starting swaps and the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.

2.
Fiscal year 2016 "repurchase agreement and other debt - interest expense (GAAP measure)" includes periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net of $39 million.

3.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

4.
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

5.
The combined cost of funds for total mortgage borrowings outstanding, before interest rate swap costs, is calculated on a weighted average basis based on average repo, other debt and TBA balances outstanding during the period and their respective cost of funds.

6.	Interest rate swap periodic interest (income) cost is measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for fiscal years 2018 and 2017, compared to the prior year periods (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense

		Due to Change in Average
Fiscal Year 2018 vs. 2017	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$649	$171	$478
TBA dollar roll income - implied interest expense	109	(21)	130
Interest rate swap periodic interest income/cost	(278)	20	(298)
Total change in economic interest expense	$480	$170	$310

		Due to Change in Average
Fiscal Year 2017 vs. 2016	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$169	$(21)	$190
TBA dollar roll income - implied interest expense	116	30	86
Periodic interest rate swap costs	(167)	33	(200)
Total change in economic interest expense	$118	$42	$76
Our average mortgage borrowings, inclusive of TBAs, increased by 20% and 7% for fiscal years 2018 and 2017, respectively, compared to the prior year periods, as a function of our higher asset base. The increase in the average interest rate (actual and implied) on our mortgage borrowings over the prior year periods was largely a function of increases in the federal funds rate during fiscal years 2017 and 2018. The decrease in our periodic swap costs over the prior year periods was due to the receive-floating rate leg of our interest rate swaps resetting to higher prevailing three-month LIBOR rates.

The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for fiscal years 2018, 2017 and 2016 (dollars in millions):

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2018	2017	2016
Average Agency repo and other debt outstanding	$55,592	$41,942	$44,566
Average net TBA portfolio outstanding - at cost	$14,697	$16,859	$10,329
Average mortgage borrowings outstanding	$70,289	$58,801	$54,895
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$43,137	$37,331	$33,541
Ratio of average interest rate swaps to mortgage borrowings outstanding	61%	63%	61%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.83%	1.55%	1.56%
Average interest rate swap receive-floating rate	(2.18)%	(1.21)%	(0.69)%
Average interest rate swap net pay/(receive) rate	(0.35)%	0.34%	0.87%
For fiscal years 2018, 2017 and 2016, we had an average forward starting swap balance of $4.5 billion, $2.4 billion and $4.8 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings was 68%, 68% and 70% for fiscal years 2018, 2017 and 2016, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for fiscal years 2018, 2017 and 2016:

	Fiscal Year
Investment and TBA Securities - Net Interest Spread	2018	2017	2016
Average asset yield, excluding "catch-up" premium amortization	3.11%	2.84%	2.68%
Average aggregate cost of funds	(1.84)%	(1.39)%	(1.27)%
Average net interest spread, excluding "catch-up" premium amortization	1.27%	1.45%	1.41%
Management Fee Income
Management fee income increased by $38 million to $54 million for fiscal year 2018, from fiscal year 2017, due to a $42 million termination fee received from MTGE associated with the sale of MTGE to a third party and the resultant termination of its management agreement with AGNC during fiscal year 2018.
Operating Expense
Operating expense increased by $27 million to $100 million for fiscal year 2018, from fiscal year 2017, due to the write-off of the MTGE management agreement intangible asset balance of $23 million and other expenses incurred of $4 million associated with the termination of the management agreement. Operating expenses decreased by $32 million for fiscal year 2017, from fiscal year 2016, due to AGNC's management internalization.

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for fiscal years 2018, 2017 and 2016 (dollars in millions):

	Fiscal Year
	2018	2017	2016
Net interest income (GAAP measure)	$776	$769	$927
TBA dollar roll income, net [1]	227	329	216
Interest rate swap periodic interest income (cost), net [1]	151	(127)	(255)
Dividend income from REIT equity securities [1]	3	1	2
Adjusted net interest and dollar roll income	1,157	972	890
Other operating income (expense):
Management fee income	54	16	8
Less termination fee income from management agreement	(42)	—	—
Operating expenses	(100)	(73)	(105)
Less non-recurring write-off of intangible asset and other expenses associated with the termination of the MTGE management agreement	27	—	—
Less non-recurring transaction costs associated with the acquisition of AMM	—	—	9
Adjusted other operating income (expense), net	(61)	(57)	(88)
Net spread and dollar roll income	1,096	915	802
Dividend on preferred stock	36	32	28
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	1,060	883	774
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	(23)	37	10
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$1,037	$920	$784

Weighted average number of common shares outstanding - basic	441.1	358.6	331.9
Weighted average number of common shares outstanding - diluted	441.4	358.7	331.9
Net spread and dollar roll income per common share - basic	$2.40	$2.46	$2.33
Net spread and dollar roll income per common share - diluted	$2.40	$2.46	$2.33
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$2.35	$2.57	$2.36
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$2.35	$2.56	$2.36
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for fiscal years 2018, 2017 and 2016 (in millions):

	Fiscal Year
Gain (Loss) on Investment Securities, Net [1]	2018	2017	2016
Gain (loss) on sale of investment securities, net	$(137)	$(63)	$109
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(297)	(71)	(6)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	(598)	52	(370)
Total gain (loss) on investment securities, net	$(1,032)	$(82)	$(267)
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 2 of our Consolidated Financial Statements in this Form 10-K).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2018, 2017 and 2016 (in millions):

	Fiscal Year
	2018	2017	2016
Interest rate swap periodic interest income (cost), net	$151	$(127)	$(255)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	227	329	216
TBA securities - mark-to-market net gain (loss)	(592)	(150)	(114)
Payer swaptions	67	(13)	(30)
U.S. Treasury securities - long position	1	1	7
U.S. Treasury securities - short position	125	(68)	(85)
U.S. Treasury futures - short position	112	(9)	(12)
Interest rate swaps - termination fees and variation margin settlements, net	(44)	378	(1,145)
REIT equity securities	7	1	—
Other	—	3	8
Total realized gain (loss) on derivative instruments and other securities, net	(97)	472	(1,155)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	66	151	(161)
Interest rate swaps	33	(184)	1,003
Payer swaptions	23	(53)	27
U.S. Treasury securities - short position	(286)	(73)	219
U.S. Treasury futures - short position	(64)	9	7
Other	7	(2)	5
Total unrealized gain (loss) on derivative instruments and other securities, net	(221)	(152)	1,100
Total gain (loss) on derivative instruments and other securities, net	$(167)	$193	$(310)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.
Estimated Taxable Income
For fiscal years 2018, 2017 and 2016, we had estimated taxable income available to common stockholders of $490 million, $191 million and $260 million (or $1.11, $0.53 and $0.78 per diluted common share), respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2018, 2017 and 2016 (dollars in millions, except per share amounts):

	Fiscal Year
	2018	2017	2016
Net income	$129	$771	$623
Estimated book to tax differences:
Premium amortization, net	(51)	(9)	(46)
Realized gain/loss, net	(236)	(654)	1,034
Net capital loss/(utilization of net capital loss carryforward)	182	(95)	(232)
Unrealized (gain)/loss, net	518	223	(1,094)
Other	(16)	(13)	3
Total book to tax differences	397	(548)	(335)
Estimated REIT taxable income	526	223	288
Dividend on preferred stock	36	32	28
Estimated REIT taxable income available to common stockholders	$490	$191	$260
Weighted average number of common shares outstanding - basic	441.1	358.6	331.9
Weighted average number of common shares outstanding - diluted	441.4	358.7	331.9
Estimated REIT taxable income per common share - basic and diluted	$1.11	$0.53	$0.78

Beginning cumulative non-deductible net capital loss	$357	$452	$684
Increase (decrease) in net capital loss carryforward [1]	(175)	(95)	(232)
Ending cumulative non-deductible net capital loss	$182	$357	$452
Ending cumulative non-deductible net capital loss per common share	$0.34	$0.91	$1.37
 ________________________________

1.	Includes decrease in net capital loss carryforwards due to expiration of unutilized net capital loss carryforwards from prior years.
As of December 31, 2018, 2017 and 2016, we had distributed all our estimated taxable income for fiscal years 2018, 2017 and 2016, respectively. Accordingly, we do not expect to incur an income tax or excise tax liability on our 2018 taxable income, nor did we incur such liabilities on our 2017 and 2016 taxable income.
The following table summarizes dividends declared during fiscal years 2018, 2017 and 2016:

	Dividends Declared per Share
Quarter Ended	Series A Preferred Stock	Series B Preferred Stock (Per Depositary Share)	Series C Preferred Stock (Per Depositary Share)	Common Stock
December 31, 2018	$—	$0.484375	$0.43750	$0.54
September 30, 2018	$—	$0.484375	$0.43750	$0.54
June 30, 2018	$—	$0.484375	$0.43750	$0.54
March 31, 2018	$—	$0.484375	$0.43750	$0.54
Total fiscal year 2018	$—	$1.937500	$1.75000	$2.16

December 31, 2017	$—	$0.484375	$0.43750	$0.54
September 30, 2017	$0.33300	$0.484375	$0.25764	$0.54
June 30, 2017	$0.50000	$0.484375	$—	$0.54
March 31, 2017	$0.50000	$0.484375	$—	$0.54
Total fiscal year 2017	$1.33300	$1.937500	$0.69514	$2.16

December 31, 2016	$0.50000	$0.484375	$—	$0.54
September 30, 2016	$0.50000	$0.484375	$—	$0.56
June 30, 2016	$0.50000	$0.484375	$—	$0.60
March 31, 2016	$0.50000	$0.484375	$—	$0.60
Total fiscal year 2016	$2.00000	$1.937500	$—	$2.30

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
Debt Capital
As of December 31, 2018 and 2017, our mortgage borrowings consisted of the following (dollars in millions):

	December 31, 2018		December 31, 2017
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements	$75,717	91%	$50,296	75%
Debt of consolidated variable interest entities, at fair value	275	—%	357	1%
Total debt	75,992	91%	50,653	76%
Net TBA position, at cost	7,252	9%	15,739	24%
Total mortgage borrowings	$83,244	100%	$66,392	100%
Our tangible net book value "at risk" leverage was 9.0x and 8.1x as of December 31, 2018 and 2017, respectively, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill and other intangible asset and investments in REIT equity securities.
Repurchase Agreements
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that the majority of our borrowings under repurchase agreements will have maturities ranging up to one year but may have terms ranging up to five years or longer. Borrowings with maturities greater than one year typically have floating rates of interest based on LIBOR plus or minus a fixed spread.
As of December 31, 2018, we had $75.7 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average interest rate of 2.79% and a weighted average remaining days-to-maturity of 49 days, compared $50.3 billion, 1.57% and 116 days, respectively, as of December 31, 2017.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2018, we had master repurchase agreements with 46 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, BES. BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of December 31, 2018, $26.7 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2018. For further details regarding our borrowings under repurchase agreements as of December 31, 2018, please refer to Notes 4 and 6 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2018
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America:
FICC	1	33%
Other	26	44%
Total North America	27	77%
Europe	14	17%
Asia	5	6%
Total	46	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout fiscal year 2018, haircuts on our pledged collateral remained stable and, as of December 31, 2018, our weighted average haircut was approximately 4.3% of the value of our collateral, inclusive of collateral funded through BES. As of December 31, 2018, our maximum amount at risk (or the amount of our repurchase liabilities in excess of the value of collateral pledged) with any counterparty related to our repurchase agreements, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 14% of our tangible stockholders' equity. As of December 31, 2018, approximately 8% of our tangible stockholder's equity was at risk with the FICC. We could be exposed to credit risk if the FICC or an FICC netting member defaults on its obligations. However, we believe that the risk is minimal due to the FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
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
As of December 31, 2018, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $3.9 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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

As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of December 31, 2018, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the exchange or a central clearing member defaults on its obligations. However, we believe that the risk is minimal due to initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
TBA Dollar Roll Transactions
TBA dollar roll transactions used to finance the purchase of Agency RMBS represent a form of off-balance sheet financing accounted for as derivative instruments. (See Notes 2 and 5 to our Consolidated Financial Statements in this Form 10-K additional details on of our TBA transactions). Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2018, we had a net long TBA position with a total market value of $7.3 billion and a net carrying value of $70 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-K.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of December 31, 2018, the minimum net capital required was $0.3 million and BES had excess net capital of $585.4 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by SIFMA. We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of December 31, 2018, approximately 93% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
Equity Capital
To the extent we raise additional equity capital, we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our funding liabilities and/or for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is significantly less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock, subject to the provisions of a stock repurchase program in effect at such time.

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2018, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of December 31, 2018, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and related interest expense (in millions):

	Fiscal Year
	2019	2020	2021	2022	2023	Total
Repurchase agreements	$72,892	$2,200	$625	$—	$—	$75,717
Interest expense [1]	247	32	3	—	—	282
Total	$73,139	$2,232	$628	$—	$—	$75,999
________________________________

1.	Interest expense is calculated based on the weighted average interest rates on our repurchase agreements as of December 31, 2018.
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on estimates, projections, beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K and involve risks and uncertainties in predicting future results and conditions.  Our actual performance could differ materially from those projected or anticipated in any forward looking statements due to a variety of factors, including, without limitation, changes in interest rates, the yield curve or prepayment rates; the availability and terms of financing; changes in the market value of our assets; the effectiveness of our risk mitigation strategies; conditions in the market for Agency and other mortgage securities; or legislative or regulatory changes that affect our status as a REIT or our exemption from the Investment Company Act of 1940 or that affect the GSE’s or secondary mortgage market in which we participate.  A discussion of risks and uncertainties that could cause actual results to differ from any of our forward-looking statements is included in this document under Item 1A. Risk Factors.  We caution readers not to place undue reliance on our forward-looking statements.
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
The severity of potential declines in our tangible net book value due to fluctuations in interest rates would depend on our asset, liability and hedge composition at the time, as well as the magnitude and duration of the interest rate change. Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the estimated percentage change in market value of an instrument that would be caused by a parallel change in short and long-term interest rates. The duration of our assets will vary with changes in interest rates and tends to increase when interest rates rise and decrease when interest rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.
We estimate the duration and convexity of our assets using both a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our judgment to better reflect any unique characteristics and market trading conventions associated with certain types of securities.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of December 31, 2018 and 2017 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2018 and 2017.
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

Interest Rate Sensitivity [1,2]
	December 31, 2018		December 31, 2017
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	-0.7%	-7.3%	-1.0%	-9.1%
-50 Basis Points	-0.1%	-1.0%	-0.2%	-1.9%
+50 Basis Points	-0.3%	-3.1%	-0.2%	-2.0%
+100 Basis Points	-0.9%	-9.3%	-0.7%	-6.6%
________________________________

1.
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

As of December 31, 2018 and 2017, our investment securities (excluding TBAs) had a weighted average projected CPR of 7.9% and 8.4%, respectively, and a weighted average yield of 3.31% and 2.89%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down by 50 and 100 basis points.

Interest Rate Sensitivity [1]
	December 31, 2018		December 31, 2017
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	14.1%	3.15%	12.5%	2.65%
-50 Basis Points	10.3%	3.25%	9.8%	2.79%
+50 Basis Points	6.5%	3.33%	7.4%	2.93%
+100 Basis Points	5.7%	3.38%	6.9%	2.96%
________________________________

1.	Derived from models that are dependent on inputs and assumptions provided by third parties and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Asset yield based on historical cost basis and does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in projected CPR.
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
The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of December 31, 2018 and 2017 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.6 and 5.3 years as of December 31, 2018 and 2017, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	December 31, 2018		December 31, 2017
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-25 Basis Points	+1.4%	+14.3%	+1.3%	+12.6%
-10 Basis Points	+0.6%	+5.7%	+0.5%	+5.0%
+10 Basis Points	-0.6%	-5.7%	-0.5%	-5.0%
+25 Basis Points	-1.4%	-14.3%	-1.3%	-12.6%
________________________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  As of December 31, 2018, we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $3.9 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Credit Risk
We may not receive full repayment of principal, interest or other remuneration related to credit sensitive instruments, such as investments in CRT and non-Agency securities. This risk of nonpayment is called credit risk. We are also exposed to credit risk in the event our derivative counterparties do not perform under the terms of our derivative agreements or in the event our repurchase agreement counterparties default on their obligations to resell the underlying collateral back to us at the end of the repo term.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding amounts cleared through a central clearing exchange, as of December 31, 2018, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 4% of our tangible stockholders' equity and less than 1% of tangible stockholders' equity related to our interest rate swap and swaption agreements.

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

The consolidated financial statements as of December 31, 2018 and 2017 and fiscal years 2018, 2017 and 2016 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audit. For further information refer to the Ernst & Young LLP audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2018, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2018. The effectiveness of our internal control over financial reporting as of December 31, 2018 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2018, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AGNC Investment Corp. as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes, and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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
February 22, 2019

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. as of December 31, 2018 and 2017, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2018, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AGNC Investment Corp. at December 31, 2018 and 2017, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2018, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), AGNC Investment Corp.'s internal control over financial reporting as of December 31, 2018, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2019 expressed an unqualified opinion thereon.

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

Tysons, Virginia
February 22, 2019

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2018	2017
Assets:
Agency securities, at fair value (including pledged securities of $78,619 and $53,055, respectively)	$82,291	$55,506
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	436	662
Credit risk transfer securities, at fair value (including pledged securities of $141 and $0, respectively)	1,012	876
Non-Agency securities, at fair value (including pledged securities of $45 and $0, respectively)	548	36
U.S. Treasury securities, at fair value	46	—
REIT equity securities, at fair value	—	29
Cash and cash equivalents	921	1,046
Restricted cash	599	317
Derivative assets, at fair value	273	205
Receivable for investment securities sold (pledged securities)	489	—
Receivable under reverse repurchase agreements	21,813	10,961
Goodwill and other intangible asset, net	526	551
Other assets	287	187
Total assets	$109,241	$70,376
Liabilities:
Repurchase agreements	$75,717	$50,296
Debt of consolidated variable interest entities, at fair value	275	357
Payable for investment securities purchased	1,204	95
Derivative liabilities, at fair value	84	28
Dividends payable	106	80
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	21,431	10,467
Accounts payable and other liabilities	518	299
Total liabilities	99,335	61,622
Stockholders' equity:
7.750% Series B Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $175)	169	169
7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $325)	315	315
Common stock - $0.01 par value; 900 and 600 shares authorized, respectively; 536.3 and 391.3 shares issued and outstanding, respectively	5	4
Additional paid-in capital	13,793	11,173
Retained deficit	(3,433)	(2,562)
Accumulated other comprehensive loss	(943)	(345)
Total stockholders' equity	9,906	8,754
Total liabilities and stockholders' equity	$109,241	$70,376
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2018	2017	2016
Interest income:
Interest income	$1,949	$1,293	$1,321
Interest expense	1,173	524	394
Net interest income	776	769	927
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(137)	(63)	109
Unrealized loss on investment securities measured at fair value through net income, net	(297)	(71)	(6)
Gain (loss) on derivative instruments and other securities, net	(167)	193	(310)
Management fee income	54	16	8
Total other gain (loss), net:	(547)	75	(199)
Expenses:
Management fee expense	—	—	52
Compensation and benefits	45	42	19
Other operating expense	55	31	34
Total operating expense	100	73	105
Net income	129	771	623
Dividend on preferred stock	36	32	28
Issuance costs of redeemed preferred stock	—	6	—
Net income available to common stockholders	$93	$733	$595

Net income	$129	$771	$623
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	(598)	52	(370)
Unrealized gain on derivative instruments, net	—	—	39
Other comprehensive income (loss)	(598)	52	(331)
Comprehensive income (loss)	(469)	823	292
Dividend on preferred stock	36	32	28
Issuance costs of redeemed preferred stock	—	6	—
Comprehensive income (loss) available (attributable) to common stockholders	$(505)	$785	$264

Weighted average number of common shares outstanding - basic	441.1	358.6	331.9
Weighted average number of common shares outstanding - diluted	441.4	358.7	331.9
Net income per common share - basic	$0.21	$2.04	$1.79
Net income per common share - diluted	$0.21	$2.04	$1.79
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	8.000% Series A Cumulative Redeemable Preferred Stock	7.750% Series B Cumulative Redeemable Preferred Stock	7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance, December 31, 2015	$167	$169	$—	337.5	$3	$10,048	$(2,350)	$(66)	$7,971
Net Income	—	—	—	—	—	—	623	—	623
Other comprehensive income (loss)
Unrealized loss on available for sale securities, net	—	—	—	—	—	—	—	(370)	(370)
Unrealized gain on derivative instruments, net	—	—	—	—	—	—	—	39	39
Repurchase of common stock	—	—	—	(6.5)	—	(116)	—	—	(116)
Preferred dividends declared	—	—	—	—	—	—	(28)	—	(28)
Common dividends declared	—	—	—	—	—	—	(763)	—	(763)
Balance, December 31, 2016	167	169	—	331.0	3	9,932	(2,518)	(397)	7,356
Net income	—	—	—	—	—	—	771	—	771
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	52	52
Stock-based compensation	—	—	—	—	—	4	—	—	4
Issuance of preferred stock	—	—	315	—	—	—	—	—	315
Redemption of preferred stock	(167)	—	—	—	—	—	(6)	—	(173)
Issuance of common stock	—	—	—	60.3	1	1,237	—	—	1,238
Preferred dividends declared	—	—	—	—	—	—	(32)	—	(32)
Common dividends declared	—	—	—	—	—	—	(777)	—	(777)
Balance, December 31, 2017	—	169	315	391.3	4	11,173	(2,562)	(345)	8,754
Net income	—	—	—	—	—	—	129	—	129
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	—	—	—	10	—	—	10
Issuance of common stock	—	—	—	145.0	1	2,610	—	—	2,611
Preferred dividends declared	—	—	—	—	—	—	(36)	—	(36)
Common dividends declared	—	—	—	—	—	—	(964)	—	(964)
Balance, December 31, 2018	$—	$169	$315	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2018	2017	2016
Operating activities:
Net income	$129	$771	$623
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	331	378	400
Amortization of accumulated other comprehensive loss on interest rate swaps de-designated as qualifying hedges	—	—	39
Amortization of intangible assets	25	3	2
Stock-based compensation	6	4	1
(Gain) loss on sale of investment securities, net	137	63	(109)
Unrealized loss on investment securities measured at fair value through net income, net	297	71	6
(Gain) loss on derivative instruments and other securities, net	167	(193)	310
(Increase) decrease in other assets	(100)	82	34
Increase in accounts payable and other accrued liabilities	121	81	46
Net cash provided by operating activities	1,113	1,260	1,352
Investing activities:
Purchases of Agency mortgage-backed securities	(42,586)	(35,920)	(20,836)
Purchases of credit risk transfer and non-Agency securities	(1,572)	(1,074)	(229)
Proceeds from sale of Agency mortgage-backed securities	8,132	18,701	18,030
Proceeds from sale of credit risk transfer and non-Agency securities	891	494	—
Principal collections on Agency mortgage-backed securities	7,170	6,869	8,114
Principal collections on credit risk transfer and non-Agency securities	15	5	23
Payments on U.S. Treasury securities	(10,829)	(11,756)	(4,483)
Proceeds from U.S. Treasury securities	21,308	14,557	10,393
Net payments on reverse repurchase agreements	(10,571)	(3,162)	(6,003)
Net proceeds from (payments on) derivative instruments	76	253	(1,292)
Purchase of AGNC Mortgage Management, LLC, net of cash acquired	—	—	(555)
Net proceeds from (payments on) other investing activity	30	(28)	39
Net cash (used in) provided by investing activities	(27,936)	(11,061)	3,201
Financing activities:
Proceeds from repurchase arrangements	2,031,463	483,516	217,538
Payments on repurchase agreements	(2,006,042)	(471,078)	(221,434)
Proceeds from Federal Home Loan Bank advances	—	—	2,098
Payments on Federal Home Loan Bank advances	—	(3,037)	(2,814)
Payments on debt of consolidated variable interest entities	(78)	(104)	(135)
Net proceeds from preferred stock issuances	—	315	—
Payment for preferred stock redemption	—	(173)	—
Net proceeds from common stock issuances	2,611	1,238	—
Payment for common stock repurchases	—	—	(116)
Cash dividends paid	(974)	(795)	(799)
Net cash (used in) provided by financing activities	26,980	9,882	(5,662)
Net change in cash, cash equivalents and restricted cash	157	81	(1,109)
Cash, cash equivalents and restricted cash at beginning of period	1,363	1,282	2,391
Cash, cash equivalents and restricted cash at end of period	$1,520	$1,363	$1,282

Supplemental disclosure to cash flow information:
Interest paid	$1,090	$474	$332
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Note 1. Organization
We were organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
We are internally-managed, and our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities.
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
We invest primarily in Agency residential mortgage-backed securities ("Agency RMBS") for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise ("GSE") or a U.S. Government agency. We may also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency or in other investments in, or related to, the housing, mortgage or real estate markets. We fund our investments primarily through borrowings structured as repurchase agreements.
Prior to July 1, 2016, we were externally managed by AGNC Management, LLC, our former manager. On July 1, 2016, we completed the acquisition of all the outstanding membership interests of AGNC Mortgage Management, LLC, the parent company of our for former manager, from American Capital Asset Management, LLC ("AMM"), a wholly owned portfolio company of American Capital, Ltd.

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
Adoption of Accounting Standard Updates
As of January 1, 2018, we adopted Accounting Standards Update ("ASU") 2014-09, Revenue from Contracts with Customers (Topic 606), and ASU 2016-18, Statement of Cash Flows (Topic 230) - Restricted Cash. The adoption of ASU 2014-09 resulted in reclassification of expense reimbursements from an other operating expense offset to management fee income on the consolidated statements of comprehensive income. Net income was not impacted. The adoption of ASU 2016-18 resulted in the presentation of restricted cash with cash and cash equivalents on the consolidated statements of cash flows when reconciling the total beginning and ending amounts. Our prior period results have been revised to conform to the current presentation.
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

We evaluate our investments designated as available-for-sale for other-than-temporary impairment ("OTTI") on at least a quarterly basis. The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted. If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. We did not recognize OTTI charges on our investment securities for fiscal years 2018, 2017 or 2016.
Interest Income
Interest income is accrued based on the outstanding principal amount of the investment securities and their contractual terms. Premiums or discounts associated with the purchase of Agency RMBS and non-Agency MBS of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments, using the effective interest method in accordance with ASC Subtopic 310-20, Receivables—Nonrefundable Fees and Other Costs.
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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year but may extend up to five years or more. Interest rates on our repurchase agreements generally correspond to one or three-month LIBOR plus or minus a fixed spread. The fair value of our repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
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
We account for derivative instruments in accordance with ASC Topic 815, Derivatives and Hedging ("ASC 815"). ASC 815 requires an entity to recognize all derivatives as either assets or liabilities in our accompanying consolidated balance sheets and to measure those instruments at fair value. None of our derivative instruments have been designated as hedging instruments for accounting purposes under the provisions of ASC 815, consequently changes in the fair value of our derivative instruments are reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. Further, ASC 810 requires a qualitative assessment to determine the primary beneficiary of a VIE and ongoing assessments of whether an enterprise is the primary beneficiary of a VIE as well as additional disclosures for entities that have variable interests in VIEs. Prior to fiscal year 2016, we entered into transactions involving CMO trusts for which we determined we are the primary beneficiary given our level of control in the selection of Agency RMBS assets transferred to the CMO trust. Agency RMBS transferred to consolidated VIEs are reported on our consolidated balance sheets in Agency securities transferred to consolidated VIEs, at fair value and can only be used to settle the obligations of each respective VIE.
We elected the option to account for the consolidated debt at fair value, with changes in fair value reflected in earnings during the period in which they occur, because we believe this election more appropriately reflects our financial position as both the consolidated assets and consolidated debt are presented in a consistent manner on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on the fair value of the Agency RMBS transferred to consolidated VIEs, less the fair value of our retained interests, which are measured on a market approach using "Level 2" inputs from third-party pricing services and dealer quotes. The fair value of the Agency RMBS transferred to the consolidated VIEs and the fair value of our retained interests are based on more observable inputs than inputs used to independently determine the value of our consolidated debt. As of December 31, 2018 and 2017, debt of consolidated VIEs, at fair value, was $275 million and $357 million, respectively, had a weighted average interest rate of LIBOR plus 40 and 37 basis points, respectively, and an estimated weighted average life of 6.1 years and 5.7 years, respectively.
Stock-Based Compensation
We measure and recognize compensation expense for all stock-based payment awards made to employees and independent directors based on their fair values. Stock-based awards issued under our equity incentive plan include time-based and performance-based restricted stock unit awards ("RSU" and "PSU" awards, respectively). An RSU and PSU awards are an agreement to issue an equivalent number of shares of our common stock, plus any equivalent shares for dividends declared on our common stock, at the time the award vests, or later if distribution of such shares has been deferred beyond the vesting date. RSU awards vest over a specified service period. PSU awards vest over a specified service period subject to achieving long-term performance criteria.

We value RSU and PSU awards based on the fair value of our common stock on the date of grant. Compensation expense is recognized over each award’s respective service period. In the case of PSU awards, we estimate the probability that the performance criteria will be achieved and recognize expense only for those awards expected to vest. We reevaluate our estimates each reporting period and recognize a cumulative effect adjustment to expense if our estimates change from the prior period. We do not estimate forfeiture rates; rather, we adjust for forfeitures in the periods in which they occur.
Shares underlying RSU and PSU awards are issued on the vesting dates, or later if distribution of such shares has been deferred beyond the vesting date, net of any minimum statutory tax withholdings to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of awards outstanding. When awards vest, we record a liability for withholding amounts to be paid by us as a reduction to additional paid-in capital.
Goodwill and Other Intangible Asset, Net
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
As of December 31, 2018, we had $526 million of goodwill and, as of December 31, 2017, we had $526 million of goodwill and an intangible asset of $25 million associated with our management of MTGE Investment Corp. ("MTGE") (Nasdaq: MTGE) reported in goodwill and other intangible asset, net in our accompanying consolidated balance sheets related to our acquisition of AMM. We test goodwill for impairment on an annual basis and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to the reporting unit's fair value.  If the reporting units' carrying value is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value.  During fiscal years 2018, 2017 or 2016, we did not recognize a goodwill impairment charge. During fiscal year 2018, we wrote-off the unamortized intangible asset balance due to the sale of MTGE to a third-party and corresponding termination of its management agreement (see Note 12).
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in three stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets relating to past renewals of the management agreement with our former external manager and the internalization of our management on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability, and, as of December 31, 2018, we did not accrue a loss contingency related to these matters.
Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs issued by the Financial Accounting Standards Board. ASUs not listed below were determined to be either not applicable, are not expected to have a significant impact on our consolidated financial statements when adopted or did not have a significant impact on our consolidated financial statements upon adoption.
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
ASU 2016-2, Leases (Topic 842): ASU 2016-2 requires lessees to recognize virtually all their leases on the balance sheet by recording a right-of-use asset and a lease liability. The lease liability will be measured at the present value of lease payments and the right-of-use asset will be based on the lease liability value, subject to adjustments. Leases can be classified as either operating leases or finance leases. Operating leases will result in straight-line lease expense, while finance leases will result in front-loaded expense. This guidance is effective for the Company on January 1, 2019. We have evaluated ASU 2016-2 and determined that it will not have a significant impact on our consolidated financial statements.

Note 3. Investment Securities
As of December 31, 2018 and 2017, our investment portfolio consisted of $84.3 billion and $57.1 billion of investment securities, at fair value, respectively, and $7.3 billion and $15.7 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $70 million and $3 million as of December 31, 2018 and 2017, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of December 31, 2018 and 2017, our investment securities had a net unamortized premium balance of $2.9 billion and $2.7 billion, respectively, including interest and principal-only securities.
The following tables summarize our investment securities as of December 31, 2018 and 2017, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 5.

	December 31, 2018		December 31, 2017
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$83,047	$81,753	$55,477	$55,026
Adjustable rate	212	213	278	283
CMO	588	583	629	631
Interest-only and principal-only strips	172	178	213	228
Total Agency RMBS	84,019	82,727	56,597	56,168
Non-Agency RMBS	264	266	7	7
CMBS	280	282	28	29
CRT securities	1,006	1,012	834	876
Total investment securities	$85,569	$84,287	$57,466	$57,080

	December 31, 2018
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$17,591	$5,673	$25	$6	$—	$—	$23,295
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	912	343	—	—	—	—	1,255
Amortized cost	18,493	6,014	25	6	—	—	24,538
Gross unrealized gains	4	2	1	—	—	—	7
Gross unrealized losses	(686)	(264)	—	—	—	—	(950)
Total available-for-sale securities, at fair value	17,811	5,752	26	6	—	—	23,595
Securities remeasured at fair value through earnings:
Par value	39,453	18,428	—	268	281	968	59,398
Unamortized discount	(78)	(9)	—	(10)	(6)	—	(103)
Unamortized premium	1,055	638	—	—	5	38	1,736
Amortized cost	40,430	19,057	—	258	280	1,006	61,031
Gross unrealized gains	223	57	—	2	3	18	303
Gross unrealized losses	(386)	(243)	—	—	(1)	(12)	(642)
Total securities remeasured at fair value through earnings	40,267	18,871	—	260	282	1,012	60,692
Total securities, at fair value	$58,078	$24,623	$26	$266	$282	$1,012	$84,287
Weighted average coupon as of December 31, 2018	3.82%	3.87%	3.37%	3.83%	4.58%	5.86%	3.86%
Weighted average yield as of December 31, 2018 [1]	3.28%	3.28%	2.04%	4.22%	4.68%	5.16%	3.31%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 7.9% based on forward rates as of December 31, 2018.

	December 31, 2017
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$24,200	$8,219	$34	$7	$—	$—	$32,460
Unamortized discount	(25)	(3)	—	—	—	—	(28)
Unamortized premium	1,119	447	—	—	—	—	1,566
Amortized cost	25,294	8,663	34	7	—	—	33,998
Gross unrealized gains	98	22	1	—	—	—	121
Gross unrealized losses	(325)	(141)	—	—	—	—	(466)
Total available-for-sale securities, at fair value	25,067	8,544	35	7	—	—	33,653
Securities remeasured at fair value through earnings:
Par value	13,558	7,956	—	—	29	801	22,344
Unamortized discount	(34)	—	—	—	(1)	—	(35)
Unamortized premium	711	415	—	—	—	33	1,159
Amortized cost	14,235	8,371	—	—	28	834	23,468
Gross unrealized gains	26	2	—	—	1	42	71
Gross unrealized losses	(70)	(42)	—	—	—	—	(112)
Total securities remeasured at fair value through earnings	14,191	8,331	—	—	29	876	23,427
Total securities, at fair value	$39,258	$16,875	$35	$7	$29	$876	$57,080
Weighted average coupon as of December 31, 2017	3.67%	3.73%	2.84%	2.50%	6.55%	5.26%	3.71%
Weighted average yield as of December 31, 2017 [1]	2.84%	2.87%	2.02%	3.08%	7.30%	5.19%	2.89%
 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 8.4% based on forward rates as of December 31, 2017.
As of December 31, 2018 and 2017, our investments in CRT and non-Agency securities had the following credit ratings:

	December 31, 2018			December 31, 2017
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$160	$52	$—	$7	$—
AA	—	17	152	—	—	—
A	17	33	15	1	—	—
BBB	25	43	53	34	—	29
BB	492	8	10	370	—	—
B	453	2	—	455	—	—
Not Rated	25	3	—	16	—	—
Total	$1,012	$266	$282	$876	$7	$29
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of December 31, 2018, our CRT securities had floating rate coupons ranging from 3.9% to 9.5%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.8% to 4.8%. As of 2017, our CRT securities had floating rate coupons ranging from 3.9% to 8.5%, referenced to loans originated between 2012 and 2017 with weighted average coupons ranging from 3.6% to 4.4%.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. Actual maturities are affected by the contractual lives of the underlying mortgages, periodic contractual principal payments and principal prepayments. As of December 31, 2018 and 2017, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our aggregate investment portfolio was 7.9% and 8.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2018 and 2017 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2018				December 31, 2017
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$1,690	$1,716	3.99%	2.64%	$2,712	$2,693	3.90%	2.67%
> 3 years and ≤ 5 years	5,518	5,586	3.35%	2.73%	7,499	7,518	3.31%	2.39%
> 5 years and ≤10 years	72,503	73,588	3.92%	3.37%	45,977	46,398	3.75%	2.95%
> 10 years	4,576	4,679	3.57%	3.30%	892	857	4.87%	4.74%
Total	$84,287	$85,569	3.86%	3.31%	$57,080	$57,466	3.71%	2.89%
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2018 and 2017 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2018	$4,783	$(72)	$18,231	$(878)	$23,014	$(950)
December 31, 2017	$3,582	$(15)	$20,577	$(451)	$24,159	$(466)
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
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2018, 2017 and 2016 by investment classification of accounting (in millions):

	Fiscal Year 2018			Fiscal Year 2017			Fiscal Year 2016
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(4,306)	$(5,344)	$(9,650)	$(6,324)	$(12,913)	$(19,237)	$(17,907)	$—	$(17,907)
Proceeds from investment securities sold [1]	4,227	5,286	9,513	6,241	12,933	19,174	18,016	—	18,016
Net gain (loss) on sale of investment securities	$(79)	$(58)	$(137)	$(83)	$20	$(63)	$109	$—	$109

Gross gain on sale of investment securities	$6	$16	$22	$16	$48	$64	$123	$—	$123
Gross loss on sale of investment securities	(85)	(74)	(159)	(99)	(28)	(127)	(14)	—	(14)
Net gain (loss) on sale of investment securities	$(79)	$(58)	$(137)	$(83)	$20	$(63)	$109	$—	$109
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 9 for a summary of changes in accumulated OCI.
Consolidated Variable Interest Entities
As of December 31, 2018 and 2017, our consolidated financial statements reflect the consolidation of certain variable interest entities ("VIEs") for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.

Note 4. Repurchase and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2018, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of December 31, 2018 and 2017, we had $75.7 billion and $50.3 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2018 and 2017 (dollars in millions):

	December 31, 2018			December 31, 2017
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
≤ 1 month	$48,533	2.88%	9	$19,771	1.59%	11
> 1 to ≤ 3 months	20,991	2.57%	56	16,150	1.50%	50
> 3 to ≤ 6 months	2,218	2.65%	167	7,287	1.50%	130
> 6 to ≤ 9 months	200	3.19%	208	2,361	1.66%	225
> 9 to ≤ 12 months	950	2.80%	279	202	1.64%	297
> 12 to ≤ 24 months	2,200	2.91%	438	1,700	1.84%	468
> 24 to ≤ 36 months	625	3.11%	776	2,200	1.80%	803
> 36 to ≤ 48 months	—	—%	—	625	1.90%	1,141
Total	$75,717	2.79%	49	$50,296	1.57%	116
As of December 31, 2018 and 2017, $19.5 billion and $5.3 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of December 31, 2018, we had $10.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 9 days and a weighted average interest rate of 2.90%. As of December 31, 2018 and 2017, 35% and 33%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 33% and 30% of our repurchase agreement funding outstanding as of December 31, 2018 and 2017, respectively.
Reverse Repurchase Agreements
As of December 31, 2018 and 2017, we had $21.8 billion and $11.0 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $21.4 billion and $10.5 billion, respectively. As of December 31, 2018 and 2017, $4.5 billion and $2.7 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2018 and 2017 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2018	2017
Interest rate swaps	Derivative assets, at fair value	$126	$81
Swaptions	Derivative assets, at fair value	37	75
TBA securities	Derivative assets, at fair value	110	30
U.S. Treasury futures - short	Derivative assets, at fair value	—	19
Total derivative assets, at fair value		$273	$205

Interest rate swaps	Derivative liabilities, at fair value	$—	$(1)
TBA securities	Derivative liabilities, at fair value	(40)	(27)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(44)	—
Total derivative liabilities, at fair value		$(84)	$(28)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$46	$—
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(21,431)	(10,467)
Total U.S. Treasury securities, net at fair value		$(21,385)	$(10,467)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2018 and 2017 (dollars in millions):

	December 31, 2018				December 31, 2017
Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$19,900	1.63%	2.62%	1.3	$21,025	1.40%	1.46%	1.5
> 3 to ≤ 5 years	8,425	2.06%	2.61%	4.0	6,825	1.82%	1.43%	4.1
> 5 to ≤ 7 years	7,875	2.66%	2.66%	6.1	5,775	2.02%	1.44%	5.9
> 7 to ≤ 10 years	10,550	2.36%	2.64%	8.8	6,650	2.10%	1.42%	9.1
> 10 years	4,875	2.77%	2.63%	11.6	3,425	2.49%	1.45%	12.9
Total	$51,625	2.11%	2.63%	5.0	$43,700	1.74%	1.44%	4.5
________________________________

1.	As of December 31, 2018 and 2017, notional amount includes forward starting swaps of $5.7 billion and $4.6 billion, respectively, with an average forward start date of 0.5 and 0.3 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.98% and 1.68% as of December 31, 2018 and 2017, respectively.

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
December 31, 2018
≤ 1 year	$80	$23	4	$3,000	2.96%	3M	7.0
> 1 year ≤ 2 years	18	14	18	500	2.78%	3M	10.0
Total	$98	$37	6	$3,500	2.93%	3M	7.4

December 31, 2017
≤ 1 year	$118	$46	7	$5,100	2.71%	3M	8.8
> 1 year ≤ 2 years	23	16	18	1,050	2.71%	3M	8.7
> 2 year ≤ 3 years	18	13	30	500	2.78%	3M	10.0
Total	$159	$75	10	$6,650	2.72%	3M	8.9
________________________________

1.
As of December 31, 2018 and 2017, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	December 31, 2018			December 31, 2017
Maturity	Face Amount (Short)	Cost Basis [1]	Fair Value	Face Amount (Short)	Cost Basis [1]	Fair Value
5 years	$(703)	$(706)	$(713)	$(288)	$(286)	$(283)
7 years	(14,357)	(14,325)	(14,410)	(6,131)	(6,106)	(6,029)
10 years	(6,240)	(6,224)	(6,262)	(4,280)	(4,230)	(4,155)
Total U.S. Treasury securities	$(21,300)	$(21,255)	$(21,385)	$(10,699)	$(10,622)	$(10,467)
________________________________

1.	As of December 31, 2018 and 2017, U.S. Treasury securities had a weighted average yield of 2.66% and 2.12%, respectively.

U.S. Treasury Futures	December 31, 2018				December 31, 2017
Maturity	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
5 years	$—	$—	$—	$—	$(730)	$(852)	$(848)	$4
10 years	(1,650)	(1,969)	(2,013)	(44)	(2,180)	(2,718)	(2,703)	15
Total U.S. Treasury futures	$(1,650)	$(1,969)	$(2,013)	$(44)	$(2,910)	$(3,570)	$(3,551)	$19
________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2018				December 31, 2017
TBA Securities by Coupon	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$—	$—	$—	$—	$1,373	$1,372	$1,370	$(2)
3.0%	567	557	566	9	3,161	3,225	3,217	(8)
3.5%	1,706	1,708	1,726	18	414	428	428	—
4.0%	1,350	1,370	1,381	11	—	—	—	—
Total 15-Year TBA securities	3,623	3,635	3,673	38	4,948	5,025	5,015	(10)
30-Year TBA securities:
3.0%	1,028	981	1,003	22	4,317	4,303	4,312	9
3.5%	(2,979)	(2,943)	(2,977)	(34)	3,932	4,027	4,034	7
4.0%	3,030	3,073	3,089	16	2,338	2,449	2,446	(3)
≥ 4.5%	2,450	2,506	2,534	28	(61)	(65)	(65)	—
Total 30-Year TBA securities, net	3,529	3,617	3,649	32	10,526	10,714	10,727	13
Total TBA securities, net	$7,152	$7,252	$7,322	$70	$15,474	$15,739	$15,742	$3
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2018, 2017 and 2016 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2018:
TBA securities, net	$15,474	194,534	(202,856)	$7,152	$(299)
Interest rate swaps	$43,700	14,350	(6,425)	$51,625	140
Payer swaptions	$6,650	1,250	(4,400)	$3,500	90
U.S. Treasury securities - short position	$(10,699)	(19,278)	8,632	$(21,345)	(161)
U.S. Treasury securities - long position	$—	1,949	(1,904)	$45	1
U.S. Treasury futures contracts - short position	$(2,910)	(7,859)	9,119	$(1,650)	48
					$(181)
Fiscal Year 2017:
TBA securities, net	$10,916	237,601	(233,043)	$15,474	$330
Interest rate swaps	$37,175	14,825	(8,300)	$43,700	67
Payer swaptions	$1,200	6,450	(1,000)	$6,650	(66)
U.S. Treasury securities - short position	$(8,061)	(14,030)	11,392	$(10,699)	(141)
U.S. Treasury securities - long position	$189	404	(593)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(11,340)	10,240	$(2,910)	—
					$191
Fiscal Year 2016:
TBA securities, net	$7,295	116,439	(112,818)	$10,916	$(59)
Interest rate swaps	$40,525	15,650	(19,000)	$37,175	(397)
Payer swaptions	$2,150	500	(1,450)	$1,200	(3)
U.S. Treasury securities - short position	$(1,714)	(9,884)	3,537	$(8,061)	7
U.S. Treasury securities - long position	$25	961	(797)	$189	134
U.S. Treasury futures contracts - short position	$(1,860)	(7,840)	7,890	$(1,810)	(5)
					$(323)
________________________________

1.	Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis. Consequently, our funding agreements and derivative contracts expose us to credit risk relating to potential losses that could be recognized if our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses and U.S. government agencies, and we monitor our positions with individual counterparties. In the event of a default by a counterparty, we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark-to-market margin requirements, clearinghouse guarantee funds and other resources that are available in the event of a clearing member default. As of December 31, 2018, our maximum amount at risk with any counterparty other than the Fixed Income Clearing Corporation related to our repurchase agreements was less than 4% of our tangible stockholders' equity. As of December 31, 2018, approximately 8% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation. Equity at risk is defined as the net carrying value of securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
Our International Swaps and Derivatives Association ("ISDA") Master Agreements contain a cross default provision under which a default under the terms of certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of December 31, 2018, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2018 and 2017 (in millions):

	December 31, 2018
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [3]	Total
Agency RMBS - fair value	$78,997	$436	$174	$133	$79,740
CRT - fair value	141	—	—	—	141
Non-Agency - fair value	45	—	—	—	45
U.S. Treasury securities - fair value	437	—	—	—	437
Accrued interest on pledged securities	246	1	1	—	248
Restricted cash and cash equivalents	77	—	522	—	599
Total	$79,943	$437	$697	$133	$81,210

	December 31, 2017
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [3]	Total
Agency RMBS - fair value	$52,497	$662	$221	$519	$53,899
U.S. Treasury securities - fair value	113	—	72	—	185
Accrued interest on pledged securities	153	2	1	2	158
Restricted cash and cash equivalents	35	—	281	1	317
Total	$52,798	$664	$575	$522	$54,559
________________________________

1.	Includes repledged assets received as collateral from counterparties.

2.	Includes $163 million and $182 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2018 and 2017, respectively.

3.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.
Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Note 3 for additional information regarding our consolidated VIEs.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2018 and 2017 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2018			December 31, 2017
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$49,944	$50,654	$156	$20,162	$20,313	$59
> 30 and ≤ 60 days	14,586	14,810	46	12,950	13,061	38
> 60 and ≤ 90 days	7,770	7,843	24	4,000	4,013	11
> 90 days	6,882	7,079	21	15,385	15,512	45
Total	$79,182	$80,386	$247	$52,497	$52,899	$153
________________________________

1.	Includes $163 million and $182 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2018 and 2017, respectively.

2.	December 31, 2018 amounts exclude $437 million of repledged U.S. Treasury securities received as collateral from counterparties.
Assets Pledged from Counterparties
As of December 31, 2018 and 2017, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2018				December 31, 2017
Assets Pledged to AGNC [1]	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value	$21,876	$35	$37	$21,948	$10,853	$—	$—	$10,853
Cash	—	129	—	129	—	82	—	82
Total	$21,876	$164	$37	$22,077	$10,853	$82	$—	$10,935
________________________________

1.	Includes repledged collateral.
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2018 and 2017 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2018
Interest rate swap and swaption agreements, at fair value [1]	$163	$—	$163	$—	$(158)	$5
TBA securities, at fair value	110	—	110	(40)	—	70
Receivable under reverse repurchase agreements	21,813	—	21,813	(17,236)	(4,575)	2
Total	$22,086	$—	$22,086	$(17,276)	$(4,733)	$77

December 31, 2017
Interest rate swap and swaption agreements, at fair value [1]	$156	$—	$156	$(1)	$(82)	$73
TBA securities, at fair value	30	—	30	(22)	—	8
Receivable under reverse repurchase agreements	10,961	—	10,961	(9,682)	(1,279)	—
Total	$11,147	$—	$11,147	$(9,705)	$(1,361)	$81

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2018
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	40	—	40	(40)	—	—
Repurchase agreements	75,717	—	75,717	(17,236)	(58,481)	—
Total	$75,757	$—	$75,757	$(17,276)	$(58,481)	$—

December 31, 2017
Interest rate swap agreements, at fair value [1]	$1	$—	$1	$(1)	$—	$—
TBA securities, at fair value	27	—	27	(22)	(5)	—
Repurchase agreements and FHLB advances	50,296	—	50,296	(9,682)	(40,614)	—
Total	$50,324	$—	$50,324	$(9,705)	$(40,619)	$—
________________________________

1.
Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 5 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.

2.
Includes cash and securities pledged / received as collateral, at fair value. Amounts include repledged collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

Note 7. Fair Value Measurements
We determine the fair value of our financial instruments based on our estimate of the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. We typically obtain price estimates from multiple third-party pricing services and dealers or, if applicable, the clearing exchange (see Note 2 for further details.) We utilize a three-level valuation hierarchy for disclosure of fair value measurements. The valuation hierarchy is based upon the transparency of inputs to the valuation of an asset or liability as of the measurement date. A financial instrument's categorization within the hierarchy is based upon the lowest level of input that is significant to the fair value measurement.
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
The validation procedures described above also influence our determination of the appropriate fair value measurement categorization. The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of December 31, 2018 and 2017 based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	December 31, 2018			December 31, 2017
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$82,291	$—	$—	$55,506	$—
Agency securities transferred to consolidated VIEs	—	436	—	—	662	—
Credit risk transfer securities	—	1,012	—	—	876	—
Non-Agency securities	—	548	—	—	36	—
U.S. Treasury securities	46	—	—	—	—	—
REIT equity securities	—	—	—	29	—	—
Interest rate swaps	—	126	—	—	81	—
Swaptions	—	37	—	—	75	—
TBA securities	—	110	—	—	30	—
U.S. Treasury futures	—	—	—	19	—	—
Total	$46	$84,560	$—	$48	$57,266	$—
Liabilities:
Debt of consolidated VIEs	$—	$275	$—	$—	$357	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	21,431	—	—	10,467	—	—
Interest rate swaps	—	—	—	—	1	—
TBA securities	—	40	—	—	27	—
U.S. Treasury futures	(44)	—	—	—	—	—
Total	$21,387	$315	$—	$10,467	$385	$—
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

	Fiscal Year
	2018	2017	2016
Weighted average number of common shares outstanding - basic	441.1	358.6	331.9
Unvested restricted stock units and performance share units	0.3	0.1	—
Weighted average number of common shares outstanding - diluted	441.4	358.7	331.9
Net income available to common stockholders	$93	$733	$595
Net income per common share - basic	$0.21	$2.04	$1.79
Net income per common share - diluted	$0.21	$2.04	$1.79

Note 9. Stockholders' Equity
Preferred Stock
Pursuant to our amended and restated certificate of incorporation, we are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2017 and December 31, 2018, 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 13,800 shares were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). Shares of Series B and Series C Preferred Stock are represented by depositary shares equal to 1/1000 interest in each share of Series B and Series C Preferred Stock, respectively. As of December 31, 2017 and December 31, 2018, we had 7,000 shares of Series B Preferred Stock and 13,000 shares of Series C Preferred Stock outstanding (represented by 7.0 million Series B depositary shares and 13.0 million Series C depositary shares outstanding, respectively) and 9,980,000 of authorized but unissued shares of preferred stock.
Holders of depository shares underlying our Series B Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.750% per annum of their $25.00 per depositary share liquidation preference. Holders of depositary shares underlying our Series C Preferred Stock are entitled to receive cumulative cash dividends at a rate of 7.00% per annum up to, and including, October 14, 2022 and thereafter at a floating rate equal to three-month LIBOR plus a spread of 5.111% per annum of their $25.00 per depositary share liquidation preference. Dividends are payable quarterly in arrears on the 15th day of each January, April, July and October. As of December 31, 2018, we had declared all required quarterly dividends on our preferred stock.
Our preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Our preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with each other. Under certain circumstances upon a change of control, our preferred stock is convertible to shares of our common stock. Holders of our preferred stock and depository shares underlying our preferred stock have no voting rights, except under limited conditions. Beginning on May 8, 2019 and October 15, 2022, depository shares underlying our Series B and Series C Preferred Stock, respectively, will be redeemable at $25.00 per depositary share, plus accumulated and unpaid dividends (whether or not declared) exclusively at our option. We may redeem shares of our preferred stock prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
In September 2017, we redeemed all of our issued and outstanding shares of Series A Preferred Stock for $173 million (or $25 per share liquidation preference), plus accrued and unpaid dividends, and, in October 2017, we filed a Certificate of Elimination of our Series A Preferred Stock with the Secretary of State of the State of Delaware, which eliminated the designation of Series A Preferred Stock from our amended and restated certificate of incorporation. Prior to the September 2017 redemption, holders of Series A Preferred Stock were entitled to receive cumulative cash dividends at a rate of 8.000% per annum of their $25.00 per share liquidation preference.

Common Stock Offerings
During fiscal years 2018 and 2017, we completed follow-on public offerings of our common stock summarized in the table below (in millions, except for per share data). During fiscal year 2016, we did not complete any follow-on public offerings.

Follow-On Public Offering	Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2018:
May 2018	$18.35	34.5	$633
August 2018	$18.68	43.7	817
November 2018	$17.09	46.0	786
Total fiscal year 2018		124.2	$2,236

Fiscal Year 2017:
May 2017	$20.51	24.5	$503
September 2017	$20.47	28.2	577
Total fiscal year 2017		52.7	$1,080
At-the-Market Offering Program
We have entered into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. On June 14, 2018, our existing sales agreement terminated, and we entered into new sales agreements for shares of our common stock having an aggregate offering price of up to $1 billion. The table below summarizes sales our common stock under the sales agreements during fiscal years 2018 and 2017 (in millions, except for per share data). During fiscal year 2016, we did not sell shares of our common stock under the sales agreements. As of December 31, 2018, shares of our common stock with an aggregate offering price of $660 million remained available for issuance under this program.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2018	$18.03	20.8	$375
Fiscal Year 2017	$20.96	7.6	$159
Common Stock Repurchase Program
From time-to-time we are authorized by our Board of Directors to repurchase shares of our common stock under certain conditions. During fiscal year 2016, we repurchased 6.5 million shares of our common stock at an average repurchase price of $17.89 per share, including expenses, totaling $116 million. We did not repurchase shares of our common stock during fiscal year 2017 or 2018, and our most recent stock repurchase authorization expired on December 31, 2017.
Distributions to Stockholders
The following table summarizes cash dividends declared for fiscal years 2018, 2017 and 2016 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share
8.000 % Series A Cumulative Redeemable Preferred Stock
Fiscal year 2017	$9	$1.333000
Fiscal year 2016	$14	$2.000000
7.750% Series B Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2018	$14	$1.937500
Fiscal year 2017	$14	$1.937500
Fiscal year 2016	$14	$1.937500
7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2018	$23	$1.750000
Fiscal year 2017	$9	$0.695140
Common Stock
Fiscal year 2018	$964	$2.160000
Fiscal year 2017	$777	$2.160000
Fiscal year 2016	$763	$2.300000
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2018, 2017 and 2016 (in millions):

	Fiscal Year
Accumulated Other Comprehensive Income (Loss)	2018	2017	2016
Beginning Balance	$(345)	$(397)	$(66)
OCI before reclassifications	(677)	(31)	(261)
(Gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities	79	83	(109)
Periodic interest costs of interest rate swaps previously designated as hedges under GAAP, net	—	—	39
Ending Balance	$(943)	$(345)	$(397)

Note 10. Long-Term Incentive Compensation

Stock-Based Incentive Plans
Under our 2016 Equity and Incentive Compensation Plan (the "2016 Equity Plan"), we may grant equity-based compensation in the form of stock options, stock appreciation rights, restricted shares, RSUs, performance shares, PSUs, dividend equivalents and certain other awards denominated or payable in, or otherwise based on, shares of our common stock, plus cash incentive awards, for the purpose of providing our non-employee directors, officers and other employees incentives and rewards for service or performance. The 2016 Equity Plan authorizes a total of 10 million shares our common stock that may be used to satisfy awards under the plan, subject to the share counting rules set forth within the plan. The Compensation Committee of our Board of Directors determines awards to be granted under our 2016 Equity Plan and the terms of such awards. Prior to establishing our 2016 Equity Plan, we granted equity-based awards to independent directors per the terms of our AGNC Equity Incentive Plan for Independent Directors (the "Director Plan"). The Director Plan was terminated in December of 2016 and replaced by our 2016 Equity Plan. Outstanding awards under the Director Plan continued in effect in accordance with their terms.
During fiscal years 2018, 2017 and 2016, we granted RSU awards to employees with a grant date fair value of $4 million, $4 million and $2 million, respectively, which vest annually over a three-year period. Additionally, during fiscal year 2018, we granted fully vested RSU awards to employees with a grant date fair value of $4 million in exchange for satisfaction and conversion of AGNC's obligations of an equivalent value under outstanding long-term incentive compensation awards granted to employees under the MTGE Incentive Plan ("RSU Exchange Awards") (see Other Long-Term Incentive Compensation below). During fiscal years 2018, 2017 and 2016, we granted RSU awards to independent directors of $500,000, $500,000 and $625,000, respectively, which vest over a 12 to 13 month period.

The following table summarizes RSU awards under our 2016 Equity Plan for fiscal years 2018, 2017 and 2016:

2016 Equity Incentive Plan	RSU Awards	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2015	—	$—	$—
Granted	101,407	$17.89	$—
Accrued RSU dividend equivalents	968	$—	$—
Unvested balance as of December 31, 2016	102,375	$17.72	$—
Granted	238,203	$19.52	$—
Accrued RSU dividend equivalents	32,498	$—	$—
Vested	(37,602)	$16.08	$20.42
Forfeitures	(246)	$18.29	$—
Unvested balance as of December 31, 2017	335,228	$17.46	$—
Granted [2]	261,036	$18.05	$—
Accrued RSU dividend equivalents	56,618	$—	$—
Vested [2]	(150,423)	$16.52	$18.60
Forfeitures	(546)	$16.98	$—
Unvested balance as of December 31, 2018	501,913	$16.08	$—
________________________________

1.	Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.

2.	Excludes 185,285 of RSU Exchange Awards.
The following table summarizes RSU and restricted stock transactions under the Director Plan for fiscal years 2017 and 2016:

Director Plan	Shares of Restricted Stock	RSU Awards	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2015	5,000	31,431	$21.44	$—
Granted	—	33,015	$18.93	$—
Accrued RSU dividend equivalents	—	3,527	$—	$—
Vested	(5,000)	(46,538)	$20.00	$18.99
Unvested balance as of December 31, 2016	—	21,435	$17.49	$—
Accrued RSU dividend equivalents	—	1,032	$—	$—
Vested	—	(22,467)	$16.69	$20.15
Unvested balance as of December 31, 2017	—	—	$—	$—
________________________________

1.	Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.
During fiscal years 2018 and 2017, we granted PSU awards to employees under our 2016 Equity Plan, which vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The fair value of the PSU awards granted during fiscal years 2018 and 2017 as of the grant date was $5 million and $5 million, respectively, assuming the target levels of performance are achieved, but the actual value will vary within a range of 0% to 200% of target based on actual performance achieved relative to the targets. The following table summarizes PSU awards under our 2016 Equity Plan for fiscal years 2018 and 2017. We did not issue PSU awards during fiscal year 2016.

2016 Equity Incentive Plan	PSUs at Target Performance Level	Weighted Average Grant Date Fair Value [1]
Unvested balance as of December 31, 2016	—	$—
Granted	250,609	$19.39
Accrued PSU dividend equivalents	22,767	$—
Vested	—	$—
Unvested balance as of December 31, 2017	273,376	$17.78
Granted	272,228	$17.98
Accrued PSU dividend equivalents	61,171	$—
Vested	—	$—
Unvested balance as of December 31, 2018	606,775	$16.08
_______________________

1.	Accrued PSU award dividend equivalents have a weighted average grant date fair value of $0.
As of December 31, 2018, 7.9 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested RSU awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee and (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date ("deferred awards"), and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2018. Unvested performance-based awards assume the maximum payout under the terms of the award. As of December 31, 2018, 0.3 million of deferred awards were outstanding.
During fiscal years 2018, 2017 and 2016, we recognized compensation expense of $6.1 million, $3.1 million and $28 thousand, respectively, for stock-based awards to employees and we recognized other operating expense of $0.5 million, $0.5 million and $0.7 million, respectively, for stock-based awards to independent directors. As of December 31, 2018, we had unrecognized expense related to stock-based awards of approximately $11 million, which is expected to be recognized over a weighted average period of 1.7 years.
Other Long-Term Incentive Compensation
During fiscal years 2018 and 2017, we granted long-term incentive compensation awards to employees under our MTGE Incentive Plan (the "Incentive Plan"), with original grant date fair values of $2 million and $2 million, respectively. Awards granted under the Incentive Plan were used to purchase shares of MTGE common stock on the open market and vested annually over a three-year period. Following the sale of MTGE and the resultant termination of the MTGE management agreement, all of the outstanding unvested awards under the Incentive Plan were fully vested (see Note 12). Deferred awards, or awards for which distribution of such awards had been deferred beyond the vesting date, were converted into AGNC RSU Exchange Awards of equal value under the 2016 Equity Plan. During fiscal years 2018 and 2017, we recognized long-term incentive compensation expense associated with awards under the Incentive Plan of $5 million and $1 million, respectively.

Note 11. Income Taxes
As of December 31, 2018, we have distributed all of our estimated taxable income for fiscal year 2018. Accordingly, we do not expect to incur an income tax liability on our 2018 taxable income. For fiscal years 2017 and 2016, we distributed all of our taxable income within the time limits prescribed by the Internal Revenue Code. Accordingly, we did not incur an income tax liability on our taxable income for such periods.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2018, 2017 and 2016. Our tax returns for tax years 2015 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 12. Management Agreement and Related Party Transactions
Prior to our acquisition of AMM on July 1, 2016, and our associated management internalization, we were externally managed. Under our management agreement we incurred a monthly management fee equal to one-twelfth of 1.25% of our month-end stockholders' equity, adjusted to exclude the effect of any unrealized gains or losses included in either retained earnings or accumulated OCI. For fiscal year 2016, prior to our internalization, our management fee expense totaled $52 million.

Through our acquisition of AMM we also became the external manager of MTGE. During fiscal years 2018, 2017 and 2016, we earned monthly management fee income totaling $12 million, $16 million and $8 million, respectively. During September 2018, MTGE completed a sale of the company to a third party. Coincident with the sale, we were paid a one-time termination fee under the management agreement of $42 million, which is reported in management fee income in our consolidated statements of comprehensive income for fiscal year 2018. Concurrent with the termination of the management agreement, we wrote-off our remaining unamortized intangible asset balance associated with the management agreement of $23 million, which is reported in other operating expense for fiscal year 2018.

Note 13. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income for fiscal years 2018 and 2017 (in millions, except per share data).

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income:
Interest income	$431	$414	$500	$604
Interest expense	206	237	312	418
Net interest income	225	177	188	186
Other gain (loss):
Loss on sale of investment securities, net	(2)	(74)	(40)	(21)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(523)	(94)	(363)	683
Gain (loss) on derivative instruments and other securities, net	738	298	430	(1,633)
Management fee income	4	4	46	—
Total other gain (loss), net	217	134	73	(971)
Expenses:
Compensation and benefits	10	10	14	11
Other operating expenses	8	8	31	8
Total expenses	18	18	45	19
Net income (loss)	424	293	216	(804)
Dividend on preferred stock	9	9	9	9
Net income (loss) available (attributable) to common shareholders	$415	$284	$207	$(813)

Net income (loss)	$424	$293	$216	$(804)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(621)	(145)	(193)	361
Comprehensive income (loss)	(197)	148	23	(443)
Dividend on preferred stock	9	9	9	9
Comprehensive income (loss) available (attributable) to common shareholders	$(206)	$139	$14	$(452)

Weighted average number of common shares outstanding - basic	391.3	404.9	462.3	504.2
Weighted average number of common shares outstanding - diluted	391.5	405.2	462.7	504.2
Net income (loss) per common share - basic and diluted	$1.06	$0.70	$0.45	$(1.61)
Comprehensive income (loss) per common share - basic and diluted	$(0.53)	$0.34	$0.03	$(0.90)
Dividends declared per common share	$0.54	$0.54	$0.54	$0.54

	Quarter Ended
	March 31, 2017	June 30, 2017	September 30, 2017	December 31, 2017
Interest income:
Interest income	$296	$293	$318	$386
Interest expense	98	112	140	174
Net interest income	198	181	178	212
Other gain (loss):
Gain (loss) on sale of investment securities, net	(84)	15	22	(16)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	16	9	(31)	(65)
Gain (loss) on derivative instruments and other securities, net	(40)	(169)	131	271
Management fee income	4	4	4	4
Total other gain (loss), net	(104)	(141)	126	194
Expenses:
Compensation and benefits	10	10	10	12
Other operating expenses	8	6	8	9
Total expenses	18	16	18	21
Net income	76	24	286	385
Dividend on preferred stock	7	7	9	9
Issuance costs of redeemed preferred stock	—	—	6	—
Net income available to common shareholders	$69	$17	$271	$376

Net income	$76	$24	$286	$385
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	46	121	90	(205)
Comprehensive income	122	145	376	180
Dividend on preferred stock	7	7	9	9
Issuance costs of redeemed preferred stock	—	—	6	—
Comprehensive income available to common shareholders	$115	$138	$361	$171

Weighted average number of common shares outstanding - basic	331.0	346.4	364.7	391.3
Weighted average number of common shares outstanding - diluted	331.1	346.5	364.9	391.5
Net income per common share - basic and diluted	$0.21	$0.05	$0.74	$0.96
Comprehensive income per common share - basic and diluted	$0.35	$0.40	$0.99	$0.44
Dividends declared per common share	$0.54	$0.54	$0.54	$0.54

Note 14. Subsequent Events

On January 10, 2019 and February 12, 2019, our Board of Directors declared a monthly dividend of $0.18 per common share, payable on February 11, 2019 and March 11, 2019, respectively, to common stockholders of record as of January 31, 2019 and February 28, 2019, respectively.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2018. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 9B. Other Information
None.

PART III
Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2019 Annual Meeting of Stockholders (the "2019 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "BOARD AND GOVERNANCE MATTERS", and "SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE."

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2019 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2019 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2019 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."
Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2019 Proxy Statement under the heading "PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV
Item 15.     Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:

(1)	The following financial statements are filed herewith:

Consolidated Balance Sheets as of December 31, 2018 and 2017

Consolidated Statements of Comprehensive Income for fiscal years 2018, 2017 and 2016
Consolidated Statements of Stockholders' Equity for fiscal years 2018, 2017 and 2016

Consolidated Statements of Cash Flows for fiscal years 2018, 2017 and 2016
(2)    The following exhibits are filed herewith or incorporated herein by reference
Exhibit No.    Description
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
*4.1    Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2018 (File No. 001-34057) filed May 7, 2018.
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
†* 10.1Fourth Amended and Restated Employment Agreement, dated January 25, 2019, by and between AGNC Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed January 25, 2019.
†* 10.2    Third Amended and Restated Employment Agreement, dated November 1, 2016, by and between AGNC Mortgage Management, LLC and Peter J. Federico, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed November 4, 2016.
†* 10.3    Third Amended and Restated Employment Agreement, dated November 1, 2016, by and between AGNC Mortgage Management, LLC and Christopher J. Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed November 4, 2016.
†* 10.4    Employment Agreement, dated as of January 25, 2019, by and between Bernice Bell and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 25, 2019.
†* 10.5    Employment Agreement, dated as of January 25, 2019, by and between Aaron J. Pas and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed January 25, 2019.
†* 10.6    Employment Agreement, dated December 18, 2017, by and between Kenneth L. Pollack and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed December 18, 2017.
†* 10.7    First Amendment to Employment Agreement by and between Kenneth L. Pollack and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed January 25, 2019.
†* 10.8    AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.7 of Form 10-K (File No. 001-34057), filed February 27, 2017.
†* 10.9    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.8 of Form 10-K (File No. 001-34057), filed February 27, 2017.
†* 10.10    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.9 of Form 10-K (File No. 001-34057), filed February 27, 2017.
†* 10.11    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers without Employment Contracts, incorporated herein by reference to Exhibit 10.10 of Form 10-K (File No. 001-34057), filed February 27, 2017.
†* 10.12    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers without Employment Contracts, incorporated herein by reference to Exhibit 10.11 of Form 10-K (File No. 001-34057), filed February 27, 2017.
†* 10.13    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.14 of Form 10-K (file No. 001-34057), filed February 26, 2018.
†* 10.14    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Deferred Stock Unit Agreement incorporated herein by reference to exhibit 10 of Form 10-Q (File No. 001-34057) filed November 5, 2018.
† 10.15    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, filed herewith.

† 10.16    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, filed herewith.
† 10.17    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, filed herewith.
* 14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 19, 2018, incorporated herein by reference to Exhibit 14 of Form 10-Q (File No. 001-34057), filed August 6, 2018.

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	February 22, 2019

 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ GARY D. KAIN	Director, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	February 22, 2019
Gary D. Kain

	/s/ BERNICE E. BELL	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2019
Bernice E. Bell

	*	Director	February 22, 2019
Morris A. Davis

	*	Director	February 22, 2019
Larry K. Harvey

	*	Director	February 22, 2019
Prue B. Larocca

	*	Director	February 22, 2019
Paul E. Mullings

	*	Director	February 22, 2019
Donna J. Blank

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact