Form 10-Q
period 2019-03-31
AGNC Investment Corp.
filed 2019-05-03
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2019
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

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2019 was 536,412,404.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2019	December 31, 2018
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $89,471 and $78,619, respectively)	$93,044	$82,291
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	425	436
Credit risk transfer securities, at fair value (including pledged securities of $142 and $141, respectively)	1,129	1,012
Non-Agency securities, at fair value (including pledged securities of $45 and $45, respectively)	672	548
U.S. Treasury securities, at fair value (including pledged securities of $121 and $0, respectively)	121	46
Cash and cash equivalents	929	921
Restricted cash	517	599
Derivative assets, at fair value	253	273
Receivable for investment securities sold (pledged securities)	439	489
Receivable under reverse repurchase agreements	20,430	21,813
Goodwill	526	526
Other assets	322	287
Total assets	$118,807	$109,241
Liabilities:
Repurchase agreements	$86,685	$75,717
Debt of consolidated variable interest entities, at fair value	266	275
Payable for investment securities purchased	1,125	1,204
Derivative liabilities, at fair value	53	84
Dividends payable	107	106
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	19,275	21,431
Accounts payable and other liabilities	795	518
Total liabilities	108,306	99,335
Stockholders' equity:
7.750% Series B Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $175)	169	169
7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $325)	315	315
6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (aggregate liquidation preference of $235)	227	—
Common stock - $0.01 par value; 900 shares authorized; 536.3 shares issued and outstanding	5	5
Additional paid-in capital	13,795	13,793
Retained deficit	(3,467)	(3,433)
Accumulated other comprehensive loss	(543)	(943)
Total stockholders' equity	10,501	9,906
Total liabilities and stockholders' equity	$118,807	$109,241
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2019	2018
Interest income:
Interest income	$705	$431
Interest expense	541	206
Net interest income	164	225
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	60	(2)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	1,060	(523)
Gain (loss) on derivative instruments and other securities, net	(1,000)	738
Management fee income	—	4
Total other gain, net:	120	217
Expenses:
Compensation and benefits	10	10
Other operating expense	9	8
Total operating expense	19	18
Net income	265	424
Dividend on preferred stock	10	9
Net income available to common stockholders	$255	$415

Net income	$265	$424
Other comprehensive income (loss):
Unrealized gain (loss) on available-for-sale securities, net	400	(621)
Comprehensive income (loss)	665	(197)
Dividend on preferred stock	10	9
Comprehensive income (loss) available (attributable) to common stockholders	$655	$(206)

Weighted average number of common shares outstanding - basic	536.7	391.3
Weighted average number of common shares outstanding - diluted	537.2	391.5
Net income per common share - basic	$0.48	$1.06
Net income per common share - diluted	$0.47	$1.06
Dividends declared per common share	$0.54	$0.54
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	7.750% Series B Cumulative Redeemable Preferred Stock	7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
				Shares	Amount
Balance, December 31, 2017	$169	$315	—	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
Net income	—	—	—	—	—	—	424	—	424
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	—	—	(621)	(621)
Stock-based compensation	—	—	—	—	—	1	—	—	1
Preferred dividends declared	—	—	—	—	—	—	(9)	—	(9)
Common dividends declared	—	—	—	—	—	—	(211)	—	(211)
Balance, March 31, 2018	$169	$315	$—	391.3	$4	$11,174	$(2,358)	$(966)	$8,338

Balance, December 31, 2018	$169	$315	—	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net income	—	—	—	—	—	—	265	—	265
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	—	—	400	400
Stock-based compensation	—	—	—	—	—	2	—	—	2
Issuance of preferred stock	—	—	227	—	—	—	—	—	227
Preferred dividends declared	—	—	—	—	—	—	(10)	—	(10)
Common dividends declared	—	—	—	—	—	—	(289)	—	(289)
Balance, March 31, 2019	$169	$315	$227	536.3	$5	$13,795	$(3,467)	$(543)	$10,501
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2019	2018
Operating activities:
Net income	$265	$424
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	142	69
Amortization of intangible assets	—	1
Stock-based compensation	2	1
(Gain) loss on sale of investment securities, net	(60)	2
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,060)	523
(Gain) loss on derivative instruments and other securities, net	1,000	(738)
(Increase) decrease in other assets	(35)	3
Increase in accounts payable and other accrued liabilities	75	3
Net cash provided by operating activities	329	288
Investing activities:
Purchases of Agency mortgage-backed securities	(16,038)	(2,287)
Purchases of credit risk transfer and non-Agency securities	(499)	(215)
Proceeds from sale of Agency mortgage-backed securities	4,694	1,181
Proceeds from sale of credit risk transfer and non-Agency securities	297	208
Principal collections on Agency mortgage-backed securities	1,889	1,661
Principal collections on credit risk transfer and non-Agency securities	5	—
Payments on U.S. Treasury securities	(7,550)	(1,345)
Proceeds from U.S. Treasury securities	5,103	1,403
Net proceeds from reverse repurchase agreements	1,526	231
Net proceeds from (payments on) derivative instruments	(714)	466
Net payments on other investing activity	—	(16)
Net cash (used in) provided by investing activities	(11,287)	1,287
Financing activities:
Proceeds from repurchase arrangements	930,289	243,168
Payments on repurchase agreements	(919,321)	(244,507)
Payments on debt of consolidated variable interest entities	(13)	(21)
Net proceeds from preferred stock issuance	227	—
Cash dividends paid	(298)	(220)
Net cash (used in) provided by financing activities	10,884	(1,580)
Net change in cash, cash equivalents and restricted cash	(74)	(5)
Cash, cash equivalents and restricted cash at beginning of period	1,520	1,363
Cash, cash equivalents and restricted cash at end of period	$1,446	$1,358
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
We invest primarily in Agency residential mortgage-backed securities ("Agency RMBS") for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise ("GSE") or a U.S. Government agency. We also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency and in other investments in, or related to, the housing, mortgage or real estate markets. We fund our investments primarily through borrowings structured as repurchase agreements.

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
Loss Contingencies
We evaluate the existence of any pending or threatened litigation or other potential claims against the Company in accordance with ASC Topic 450, Contingencies, which requires that we assess the likelihood and range of potential outcomes of any such matters. We are the defendant in three stockholder derivative lawsuits alleging that certain of our current and former directors and officers breached fiduciary duties and wasted corporate assets relating to past renewals of the management agreement with our former external manager and the internalization of our management on July 1, 2016. Although the outcomes of these cases cannot be predicted with certainty, we do not believe that these cases have merit or will result in a material liability, and, as of March 31, 2019, we did not accrue a loss contingency related to these matters.
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

Note 4. Investment Securities
As of March 31, 2019 and December 31, 2018, our investment portfolio consisted of $95.3 billion and $84.3 billion of investment securities, at fair value, respectively, and $7.0 billion and $7.3 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $70 million and $70 million as of March 31, 2019 and December 31, 2018, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of March 31, 2019 and December 31, 2018, our investment securities had a net unamortized premium balance of $3.0 billion and $2.9 billion, respectively.
The following tables summarize our investment securities as of March 31, 2019 and December 31, 2018, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	March 31, 2019		December 31, 2018
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$92,374	$92,502	$83,047	$81,753
Adjustable rate	199	201	212	213
CMO	555	555	588	583
Interest-only and principal-only strips	166	179	172	178
Multifamily	31	32	—	—
Total Agency RMBS	93,325	93,469	84,019	82,727
Non-Agency RMBS	313	319	264	266
CMBS	343	353	280	282
CRT securities	1,109	1,129	1,006	1,012
Total investment securities	$95,090	$95,270	$85,569	$84,287

	March 31, 2019
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$16,709	$5,493	$23	$6	$—	$—	$22,231
Unamortized discount	(11)	(2)	—	—	—	—	(13)
Unamortized premium	849	325	—	—	—	—	1,174
Amortized cost	17,547	5,816	23	6	—	—	23,392
Gross unrealized gains	19	5	1	—	—	—	25
Gross unrealized losses	(402)	(166)	—	—	—	—	(568)
Total available-for-sale securities, at fair value	17,164	5,655	24	6	—	—	22,849
Securities remeasured at fair value through earnings:
Par value	42,546	25,501	—	317	409	1,087	69,860
Unamortized discount	(74)	(6)	—	(11)	(70)	(13)	(174)
Unamortized premium	1,138	834	—	—	5	35	2,012
Amortized cost	43,610	26,329	—	306	344	1,109	71,698
Gross unrealized gains	620	340	—	7	10	22	999
Gross unrealized losses	(172)	(101)	—	—	(1)	(2)	(276)
Total securities remeasured at fair value through earnings	44,058	26,568	—	313	353	1,129	72,421
Total securities, at fair value	$61,222	$32,223	$24	$319	$353	$1,129	$95,270
Weighted average coupon as of March 31, 2019	3.83%	3.92%	3.72%	3.86%	4.65%	5.69%	3.88%
Weighted average yield as of March 31, 2019 [1]	3.24%	3.30%	2.06%	4.22%	4.61%	4.75%	3.29%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 10.5% based on forward rates as of March 31, 2019.

	December 31, 2018
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$17,591	$5,673	$25	$6	$—	$—	$23,295
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	912	343	—	—	—	—	1,255
Amortized cost	18,493	6,014	25	6	—	—	24,538
Gross unrealized gains	4	2	1	—	—	—	7
Gross unrealized losses	(686)	(264)	—	—	—	—	(950)
Total available-for-sale securities, at fair value	17,811	5,752	26	6	—	—	23,595
Securities remeasured at fair value through earnings:
Par value	39,453	18,428	—	268	281	968	59,398
Unamortized discount	(78)	(9)	—	(10)	(6)	—	(103)
Unamortized premium	1,055	638	—	—	5	38	1,736
Amortized cost	40,430	19,057	—	258	280	1,006	61,031
Gross unrealized gains	223	57	—	2	3	18	303
Gross unrealized losses	(386)	(243)	—	—	(1)	(12)	(642)
Total securities remeasured at fair value through earnings	40,267	18,871	—	260	282	1,012	60,692
Total securities, at fair value	$58,078	$24,623	$26	$266	$282	$1,012	$84,287
Weighted average coupon as of December 31, 2018	3.82%	3.87%	3.37%	3.83%	4.58%	5.86%	3.86%
Weighted average yield as of December 31, 2018 [1]	3.28%	3.28%	2.04%	4.22%	4.68%	5.16%	3.31%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 7.9% based on forward rates as of December 31, 2018.

As of March 31, 2019 and December 31, 2018, our investments in CRT and non-Agency securities had the following credit ratings:

	March 31, 2019			December 31, 2018
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$156	$62	$—	$160	$52
AA	—	42	190	—	17	152
A	17	45	33	17	33	15
BBB	54	63	58	25	43	53
BB	412	8	10	492	8	10
B	600	2	—	453	2	—
Not Rated	46	3	—	25	3	—
Total	$1,129	$319	$353	$1,012	$266	$282
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of March 31, 2019, our CRT securities had floating and fixed rate coupons ranging from 3.0% to 8.8%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.7% to 4.9%. As of December 31, 2018, our CRT securities had floating rate coupons ranging from 3.9% to 9.5%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.8% to 4.8%.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of March 31, 2019 and December 31, 2018, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 10.5% and 7.9%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2019 and December 31, 2018 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2019				December 31, 2018
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$2,452	$2,461	3.94%	2.83%	$1,690	$1,716	3.99%	2.64%
> 3 years and ≤ 5 years	18,438	18,225	3.85%	3.35%	5,518	5,586	3.35%	2.73%
> 5 years and ≤10 years	74,329	74,354	3.89%	3.29%	72,503	73,588	3.92%	3.37%
> 10 years	51	50	3.78%	4.12%	4,576	4,679	3.57%	3.30%
Total	$95,270	$95,090	3.88%	3.29%	$84,287	$85,569	3.86%	3.31%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2019 and December 31, 2018 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2019	$108	$(1)	$20,119	$(567)	$20,227	$(568)
December 31, 2018	$4,783	$(72)	$18,231	$(878)	$23,014	$(950)
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
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2019 and 2018 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2019			2018
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(339)	$(4,562)	$(4,901)	$(387)	$(1,003)	$(1,390)
Proceeds from investment securities sold [1]	335	4,626	4,961	388	1,000	1,388
Net gain (loss) on sale of investment securities	$(4)	$64	$60	$1	$(3)	$(2)

Gross gain on sale of investment securities	$—	$66	$66	$3	$7	$10
Gross loss on sale of investment securities	(4)	(2)	(6)	(2)	(10)	(12)
Net gain (loss) on sale of investment securities	$(4)	$64	$60	$1	$(3)	$(2)
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Consolidated Variable Interest Entities
As of March 31, 2019 and December 31, 2018, our consolidated financial statements reflect the consolidation of certain variable interest entities ("VIEs") for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.

Note 5. Repurchase Agreements and Other Debt
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Interest rates on our borrowings are generally based on LIBOR plus or minus a margin and amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2019, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
As of March 31, 2019 and December 31, 2018, we had $86.7 billion and $75.7 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2019 and December 31, 2018 (dollars in millions):

	March 31, 2019			December 31, 2018
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$44,624	2.94%	8	$48,533	2.88%	9
> 1 to ≤ 3 months	26,690	2.66%	65	20,991	2.57%	56
> 3 to ≤ 6 months	2,181	2.67%	125	2,218	2.65%	167
> 6 to ≤ 9 months	2,450	2.68%	204	200	3.19%	208
> 9 to ≤ 12 months	7,554	2.75%	288	950	2.80%	279
> 12 to ≤ 24 months	1,825	2.97%	516	2,200	2.91%	438
> 24 to ≤ 36 months	1,000	2.67%	1,044	625	3.11%	776
Total Agency repo	86,324	2.82%	81	75,717	2.79%	49
U.S. Treasury repo:
> 1 day to ≤ 1 month	361	2.91%	1	—	—%	—
Total	$86,685	2.82%	81	$75,717	2.79%	49

As of March 31, 2019 and December 31, 2018, $18.7 billion and $19.5 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of March 31, 2019, we had $10.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 85 days and a weighted average interest rate of 2.55%. As of December 31, 2018 we had $10.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 9 days and a weighted average interest rate of 2.90%. As of March 31, 2019 and December 31, 2018, 41% and 35%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 40% and 33% of our repurchase agreement funding outstanding as of March 31, 2019 and December 31, 2018, respectively.
Reverse Repurchase Agreements
As of March 31, 2019 and December 31, 2018, we had $20.4 billion and $21.8 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $19.3 billion and $21.4 billion, respectively. As of March 31, 2019 and December 31, 2018, $5.6 billion and $4.5 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.
Other Debt
As of March 31, 2019 and December 31, 2018, we had debt of consolidated VIEs, at fair value, of $266 million and $275 million, respectively, which had a weighted average interest rate of LIBOR plus 41 and 40 basis points, respectively, and an estimated weighted average life of 5.9 years and 6.1 years, respectively.

Note 6. Derivative and Other Hedging Instruments
We hedge a portion of our interest rate risk primarily utilizing interest rate swaps, interest rate swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. We utilize TBA securities primarily as a means of investing in the Agency securities market. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 3.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2019 and December 31, 2018 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2019	December 31, 2018
Interest rate swaps	Derivative assets, at fair value	$151	$126
Swaptions	Derivative assets, at fair value	11	37
TBA securities	Derivative assets, at fair value	91	110
Total derivative assets, at fair value		$253	$273

Interest rate swaps	Derivative liabilities, at fair value	$(1)	$—
TBA securities	Derivative liabilities, at fair value	(21)	(40)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(31)	(44)
Total derivative liabilities, at fair value		$(53)	$(84)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$121	$46
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(19,275)	(21,431)
Total U.S. Treasury securities, net at fair value		$(19,154)	$(21,385)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2019 and December 31, 2018 (dollars in millions):

	March 31, 2019				December 31, 2018
Interest Rate Swaps	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$20,900	1.71%	2.69%	1.2	$19,900	1.63%	2.62%	1.3
> 3 to ≤ 5 years	9,425	2.11%	2.69%	3.7	8,425	2.06%	2.61%	4.0
> 5 to ≤ 7 years	6,225	2.38%	2.67%	5.8	7,875	2.66%	2.66%	6.1
> 7 to ≤ 10 years	9,700	2.30%	2.68%	8.6	10,550	2.36%	2.64%	8.8
> 10 years	1,925	2.30%	2.69%	13.2	4,875	2.77%	2.63%	11.6
Total	$48,175	2.01%	2.69%	4.3	$51,625	2.11%	2.63%	5.0

________________________________

1.
As of March 31, 2019 and December 31, 2018, notional amount includes forward starting swaps of $4.0 billion and $5.7 billion, respectively, with an average forward start date of 0.2 and 0.5 years, respectively.

2.	Average fixed pay rate includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.96% and 1.98% as of March 31, 2019 and December 31, 2018, respectively.

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
March 31, 2019
≤ 1 year	$71	$5	4	$2,050	2.98%	3M	7.0
> 1 year ≤ 2 years	18	6	15	500	2.78%	3M	10.0
Total	$89	$11	7	$2,550	2.94%	3M	7.6

December 31, 2018
≤ 1 year	$80	$23	4	$3,000	2.96%	3M	7.0
> 1 year ≤ 2 years	18	14	18	500	2.78%	3M	10.0
Total	$98	$37	6	$3,500	2.93%	3M	7.4

________________________________

1.
As of March 31, 2019 and December 31, 2018, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	March 31, 2019			December 31, 2018
Maturity	Face Amount (Short)	Cost Basis [1]	Fair Value	Face Amount (Short)	Cost Basis [1]	Fair Value
5 years	$120	$120	$121	$(703)	$(706)	$(713)
7 years	(12,990)	(12,976)	(13,285)	(14,357)	(14,325)	(14,410)
10 years	(5,745)	(5,810)	(5,990)	(6,240)	(6,224)	(6,262)
Total U.S. Treasury securities	$(18,615)	$(18,666)	$(19,154)	$(21,300)	$(21,255)	$(21,385)

________________________________

1.	As of March 31, 2019 and December 31, 2018, U.S. Treasury securities had a weighted average yield of 2.66%.

U.S. Treasury Futures	March 31, 2019				December 31, 2018
Maturity	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,650)	$(2,019)	$(2,050)	$(31)	$(1,650)	$(1,969)	$(2,013)	$(44)

________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2019				December 31, 2018
TBA Securities by Coupon	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount - Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
3.0%	$327	$328	$329	$1	$567	$557	$566	$9
3.5%	1,969	1,996	2,013	17	1,706	1,708	1,726	18
4.0%	1,083	1,108	1,115	7	1,350	1,370	1,381	11
Total 15-Year TBA securities	3,379	3,432	3,457	25	3,623	3,635	3,673	38
30-Year TBA securities:
3.0%	903	886	899	13	1,028	981	1,003	22
3.5%	3,084	3,095	3,125	30	(2,979)	(2,943)	(2,977)	(34)
4.0%	(3,148)	(3,222)	(3,238)	(16)	3,030	3,073	3,089	16
≥ 4.5%	2,604	2,694	2,712	18	2,450	2,506	2,534	28
Total 30-Year TBA securities, net	3,443	3,453	3,498	45	3,529	3,617	3,649	32
Total TBA securities, net	$6,822	$6,885	$6,955	$70	$7,152	$7,252	$7,322	$70

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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2019 and 2018 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2019:
TBA securities, net	$7,152	18,442	(18,772)	$6,822	$83
Interest rate swaps	$51,625	5,350	(8,800)	$48,175	(596)
Payer swaptions	$3,500	—	(950)	$2,550	(27)
U.S. Treasury securities - short position	$(21,345)	(4,770)	7,380	$(18,735)	(425)
U.S. Treasury securities - long position	$45	405	(330)	$120	—
U.S. Treasury futures contracts - short position	$(1,650)	(1,650)	1,650	$(1,650)	(31)
					$(996)
Three months ended March 31, 2018:
TBA securities, net	$15,474	43,669	(45,507)	$13,636	$(292)
Interest rate swaps	$43,700	3,150	(1,600)	$45,250	663
Payer swaptions	$6,650	1,100	(1,000)	$6,750	91
U.S. Treasury securities - short position	$(10,699)	(662)	563	$(10,798)	212
U.S. Treasury securities - long position	$—	959	(734)	$225	—
U.S. Treasury futures contracts - short position	$(2,910)	(2,909)	3,439	$(2,380)	62
					$736
________________________________

1.	Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis. Consequently, our funding agreements and derivative contracts expose us to credit risk relating to potential losses that could be recognized if our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses and U.S. government agencies, and we monitor our positions with individual counterparties. In the event of a default by a counterparty, we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments provided for under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark-to-market margin requirements, clearinghouse guarantee funds and other resources that are available in the event of a clearing member default. As of March 31, 2019, our maximum amount at risk with any counterparty other than the Fixed Income Clearing Corporation related to our repurchase agreements was less than 4% of our tangible stockholders' equity. As of March 31, 2019, approximately 7% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation. Equity at risk is defined as the net carrying value of securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.
Our International Swaps and Derivatives Association ("ISDA") Master Agreements contain a cross default provision under which a default under the terms of certain of our other indebtedness in excess of certain thresholds causes an event of default under the ISDA Master Agreement. Threshold amounts vary by lender. Following an event of default, we could be required to settle our obligations under the agreements. Additionally, under certain of our ISDA Master Agreements, we could be required to settle our obligations under the agreements if we fail to maintain certain minimum stockholders' equity thresholds or our REIT status or if we fail to comply with limits on our leverage up to certain specified levels. As of March 31, 2019, the fair value of additional collateral that could be required to be posted as a result of the credit-risk-related contingent features being triggered was not material to our financial statements.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and prime broker agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2019 and December 31, 2018 (in millions):

	March 31, 2019
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [3]	Total
Agency RMBS - fair value	$89,779	$425	$174	$118	$90,496
CRT - fair value	142	—	—	—	142
Non-Agency - fair value	45	—	—	—	45
U.S. Treasury securities - fair value	617	—	—	—	617
Accrued interest on pledged securities	278	1	1	—	280
Restricted cash and cash equivalents	75	—	442	—	517
Total	$90,936	$426	$617	$118	$92,097

	December 31, 2018
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Prime Broker Agreements [3]	Total
Agency RMBS - fair value	$78,997	$436	$174	$133	$79,740
CRT - fair value	141	—	—	—	141
Non-Agency - fair value	45	—	—	—	45
U.S. Treasury securities - fair value	437	—	—	—	437
Accrued interest on pledged securities	246	1	1	—	248
Restricted cash and cash equivalents	77	—	522	—	599
Total	$79,943	$437	$697	$133	$81,210

________________________________

1.	Includes repledged assets received as collateral from counterparties.

2.	Includes $161 million and $163 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2019 and December 31, 2018, respectively.

3.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.
Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Note 4 for additional information regarding our consolidated VIEs.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2019 and December 31, 2018 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	March 31, 2019			December 31, 2018
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$45,947	$45,673	$143	$49,944	$50,654	$156
> 30 and ≤ 60 days	10,792	10,758	34	14,586	14,810	46
> 60 and ≤ 90 days	17,282	17,267	53	7,770	7,843	24
> 90 days	15,945	16,108	48	6,882	7,079	21
Total	$89,966	$89,806	$278	$79,182	$80,386	$247
________________________________

1.	Includes $161 million and $163 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2019 and December 31, 2018, respectively.

2.	Excludes $496 million and $437 million of repledged U.S. Treasury securities received as collateral from counterparties as of March 31, 2019 and December 31, 2018, repsectively.
Assets Pledged from Counterparties
As of March 31, 2019 and December 31, 2018, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2019				December 31, 2018
Assets Pledged to AGNC [1]	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value	$20,400	$10	$30	$20,440	$21,876	$35	$37	$21,948
Cash	—	49	—	49	—	129	—	129
Total	$20,400	$59	$30	$20,489	$21,876	$164	$37	$22,077
________________________________

1.	Includes $496 million and $437 million of repledged U.S. Treasury securities received as collateral from counterparties as of March 31, 2019 and December 31, 2018, respectively.
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2019 and December 31, 2018 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2019
Interest rate swap and swaption agreements, at fair value [1]	$162	$—	$162	$(1)	$(59)	$102
TBA securities, at fair value	91	—	91	(21)	—	70
Receivable under reverse repurchase agreements	20,430	—	20,430	(17,353)	(3,072)	5
Total	$20,683	$—	$20,683	$(17,375)	$(3,131)	$177

December 31, 2018
Interest rate swap and swaption agreements, at fair value [1]	$163	$—	$163	$—	$(158)	$5
TBA securities, at fair value	110	—	110	(40)	—	70
Receivable under reverse repurchase agreements	21,813	—	21,813	(17,236)	(4,575)	2
Total	$22,086	$—	$22,086	$(17,276)	$(4,733)	$77

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2019
Interest rate swap agreements, at fair value [1]	$1	$—	$1	$(1)	$—	$—
TBA securities, at fair value	21	—	21	(21)	—	—
Repurchase agreements	86,685	—	86,685	(17,353)	(69,332)	—
Total	$86,707	$—	$86,707	$(17,375)	$(69,332)	$—

December 31, 2018
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	40	—	40	(40)	—	—
Repurchase agreements	75,717	—	75,717	(17,236)	(58,481)	—
Total	$75,757	$—	$75,757	$(17,276)	$(58,481)	$—
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
The validation procedures described above also influence our determination of the appropriate fair value measurement categorization. The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of March 31, 2019 and December 31, 2018 based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	March 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$93,044	$—	$—	$82,291	$—
Agency securities transferred to consolidated VIEs	—	425	—	—	436	—
Credit risk transfer securities	—	1,129	—	—	1,012	—
Non-Agency securities	—	672	—	—	548	—
U.S. Treasury securities	121	—	—	46	—	—
Interest rate swaps	—	151	—	—	126	—
Swaptions	—	11	—	—	37	—
TBA securities	—	91	—	—	110	—
Total	$121	$95,523	$—	$46	$84,560	$—
Liabilities:
Debt of consolidated VIEs	$—	$266	$—	$—	$275	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	19,275	—	—	21,431	—	—
Interest rate swaps	—	1	—	—	—	—
TBA securities	—	21	—	—	40	—
U.S. Treasury futures	31	—	—	44	—	—
Total	$19,306	$288	$—	$21,475	$315	$—

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

Note 9. Net Income Per Common Share

Basic net income per common share is computed by dividing net income applicable to common stock by the weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued restricted stock units and performance share units outstanding for the respective period. Diluted earnings per common share includes the impact of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares outstanding include unvested restricted stock units and performance share units granted under our long-term incentive program to employees and non-employee Board of Directors. The following table presents the computations of basic and diluted net income per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended March 31,
	2019	2018
Weighted average number of common shares issued and outstanding	536.3	391.3
Weighted average number of fully vested restricted stock units and performance share units outstanding	0.4	—
Weighted average number of common shares outstanding - basic	536.7	391.3
Weighted average number of dilutive unvested restricted stock units and performance share units outstanding	0.5	0.2
Weighted average number of common shares outstanding - diluted	537.2	391.5
Net income available to common stockholders	$255	$415
Net income per common share - basic	$0.48	$1.06
Net income per common share - diluted	$0.47	$1.06

Note 10. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of March 31, 2019 and December 31, 2018, 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 13,800 shares were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). During March 2019, we designated an additional 9,400 shares as 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Each share of Series B, C, and D Preferred Stock is represented by 1,000 depositary shares.
Our preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Our preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with each other. Under certain circumstances upon a change of control, our preferred stock is convertible to shares of our common stock. Holders of our preferred stock and depository shares underlying our preferred stock have no voting rights, except under limited conditions. Beginning on each series' optional redemption date, such shares will be redeemable at $25.00 per depositary share, plus accumulated and unpaid dividends (whether or not declared), exclusively at our option.
The following is a summary of our preferred stock issued and outstanding as of March 31, 2019 (dollars and shares in millions):

Preferred Stock	Issuance Date	Depository Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Fixed Rate	Optional Redemption Date [2]	Fixed-to-Floating Rate Conversion Date	Floating Annual Rate
Fixed Rate
Series B	May 8, 2014	7.0	$169	$175	7.750%	May 8, 2019	N/A	N/A
Fixed-to-Floating Rate [1]
Series C	August 22, 2017	13.0	315	325	7.000%	October 15, 2022	October 15, 2022	3M LIBOR + 5.111%
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024	April 15, 2024	3M LIBOR + 4.332%
Total		29.4	$711	$735
________________________________

1.
Fixed-to-floating rate redeemable preferred stock accrue dividends at a annual fixed rate of the $25.00 liquidation preference per depository share from the issuance date up to, but not including, the fixed-to-floating rate conversion date; thereafter, dividends will accrue on a floating rate basis equal to 3 month LIBOR plus a fixed spread.

2.	Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock through June 14, 2021. During the quarter ended March 31, 2019, we did not sell shares of our common stock under the sales agreements. As of March 31, 2019, shares of our common stock with an aggregate offering price of $660 million remained authorized for issuance under this program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2019	2018
Beginning Balance	$(943)	$(345)
OCI before reclassifications	396	(620)
(Gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities	4	(1)
Ending Balance	$(543)	$(966)

Note 11. Subsequent Events

On April 10, 2019, our Board of Directors declared a monthly dividend of $0.18 per common share payable on May 9, 2019 to common stockholders of record as of April 30, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management, and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2019. Our MD&A is presented in six sections:

•	Executive Overview

•	Financial Condition

•	Results of Operations

•	Liquidity and Capital Resources

•	Off-Balance Sheet Arrangements

•	Forward-Looking Statements
EXECUTIVE OVERVIEW
We are an internally-managed Real Estate Investment Trust ("REIT"). We commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
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
We invest primarily in Agency residential mortgage-backed securities ("Agency RMBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as Federal National Mortgage Association ("Fannie Mae") and Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the "GSEs"), or by a U.S. Government agency, such as Government National Mortgage Association ("Ginnie Mae"). We also invest in other types of mortgage and mortgage-related residential and commercial mortgage-backed securities where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency and in other investments in, or related to, the housing, mortgage or real estate markets.
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

Trends and Recent Market Impacts
Following the challenging market conditions experienced in the fourth quarter of 2018, financial markets rebounded in the first quarter of 2019, with the S&P 500 recovering almost the entirety of its fourth quarter decline as investor sentiment improved markedly. Weaker domestic and international economic growth, coupled with benign inflation indicators, led the Federal Reserve to adopt a more neutral monetary policy stance during the first quarter, signaling that further increases to the Federal Funds rate were unlikely in 2019. The Federal Reserve also announced that it would suspend the runoff of its U.S. Treasury portfolio in September 2019, thus maintaining a larger balance sheet than the market previously expected. In response, interest rates decreased materially during the first quarter, with the 10-year U.S. Treasury rate declining 28 basis points from 2.69% as of December 31, 2018 to 2.41% as of March 31, 2019. Agency RMBS posted a strong first quarter, as valuations benefited from the decline in interest rate volatility and the outperformance of specified mortgage securities with favorable prepayment characteristics. Credit assets also performed well during the quarter with the improvement in investor sentiment, recovering much of the valuation declines experienced in the fourth quarter of 2018.

The outperformance of our Agency RMBS portfolio relative to interest rate hedges during the first quarter of 2019 led to our total comprehensive income of $1.22 per common share for the quarter. Our economic return on tangible common equity was 7.3% (unannualized) for the quarter, comprised of the $0.67 increase in our tangible net book value per common share and $0.54 per share of common dividends declared during the quarter. During the first quarter, funding costs remained elevated as the prior year-end funding levels persisted through much of the quarter, despite the Fed’s revised outlook and dovish tone. The favorable funding dynamic between Agency RMBS repo and 3-month LIBOR experienced throughout 2018 also abated during the quarter, further negatively impacting our funding costs. In addition, given the sizable decline in interest rates over the last two quarters, our projected lifetime CPR estimates increased during the first quarter, thus leading us to recognize greater premium amortization expense into current period earnings. These factors resulted in a decline in our net interest spread for the first quarter. Although Agency RMBS return expectations are somewhat lower now, we believe that a more stable rate environment should significantly reduce the likelihood that returns will be adversely impacted by interest rate volatility. Consistent with the lower return environment, we anticipate reducing our monthly common stock dividend to $0.16 per share, or $0.48 per share per quarter, beginning with the dividend to be declared in May 2019, subject to the discretion and approval of our Board of Directors.
Our "at risk" leverage ratio was 9.4x our tangible equity as of March 31, 2019, up from 9.0x as of December 31, 2018. Consistent with higher leverage and the deployment of proceeds from our March 2019 preferred stock equity offering, our investment portfolio increased to $102.2 billion, inclusive of TBAs, as of March 31, 2019 from $91.6 billion as of December 31, 2018.
The average cost of our repurchase agreement funding increased to 2.64% for the first quarter, compared to 2.42% for the fourth quarter of 2018. Our total cost of funds, which includes the cost of our repurchase agreements, the implied funding costs of our TBA securities and the cost/benefit of our interest rate swap hedges, increased by 18 basis points to an average of 2.27% for the first quarter, compared to 2.09% for the fourth quarter of 2018.
Our average asset yield, including the implied yield on our TBA assets and excluding "catch-up" premium amortization cost associated with changes in our CPR forecast, increased 7 basis points to 3.33% for the first quarter 2019, from 3.26% for the fourth quarter of 2018, largely due to investments in higher yielding Agency securities. Notwithstanding the sequential increase, our average asset yield, excluding of “catch-up” amortization, for the first quarter was negatively impacted by higher prepayment expectations as our forecasted CPR increased to 10.5% as of March 31, 2019 from 7.9% as of December 31, 2018.
Our net interest spread, which represents the difference between our asset yield and our cost of funds (excluding “catch-up” amortization and including TBA securities), was 1.06% for the first quarter of 2019, compared to 1.17% for fourth quarter of 2018.
During the first quarter, we reduced our interest rate hedge portfolio to 77% of our funding liabilities, from 94% as of December 31, 2018. The reduction in our hedge position was in line with the contraction of our asset duration resulting from lower rates and a more benign short-term rate outlook. For additional information regarding our interest rate and spread sensitivity please refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2018	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	Mar. 31, 2019 vs Dec. 31, 2018
LIBOR:
1-Month	1.88%	2.09%	2.26%	2.50%	2.49%	-0.01	bps
3-Month	2.31%	2.34%	2.40%	2.81%	2.60%	-0.21	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	2.27%	2.53%	2.82%	2.49%	2.27%	-0.22	bps
5-Year U.S. Treasury	2.57%	2.73%	2.95%	2.51%	2.24%	-0.27	bps
10-Year U.S. Treasury	2.74%	2.85%	3.06%	2.69%	2.41%	-0.28	bps
30-Year U.S. Treasury	2.97%	2.98%	3.20%	3.02%	2.82%	-0.20	bps
Interest Rate Swap Rate:
2-Year Swap	2.58%	2.79%	2.99%	2.67%	2.39%	-0.28	bps
5-Year Swap	2.71%	2.88%	3.07%	2.58%	2.29%	-0.29	bps
10-Year Swap	2.78%	2.93%	3.12%	2.72%	2.41%	-0.31	bps
30-Year Swap	2.82%	2.93%	3.13%	2.85%	2.58%	-0.27	bps
30-Year Fixed Rate Agency Price:
3.0%	$97.52	$96.86	$95.67	$97.54	$99.55	+$2.01
3.5%	$100.20	$99.52	$98.41	$99.95	$101.35	+$1.40
4.0%	$102.61	$101.96	$100.97	$101.94	$102.86	+$0.92
4.5%	$104.70	$104.13	$103.16	$103.53	$104.20	+$0.67
15-Year Fixed Rate Agency Price:
2.5%	$97.98	$97.22	$96.47	$97.70	$99.39	+$1.69
3.0%	$99.88	$99.41	$98.77	$99.80	$100.89	+$1.09
3.5%	$101.94	$101.16	$100.51	$101.23	$102.28	+$1.05
4.0%	$102.63	$102.58	$101.98	$102.34	$103.00	+$0.66
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of March 31, 2019 and December 31, 2018, our investment portfolio consisted of $95.3 billion and $84.3 billion of investment securities, at fair value, respectively, and $7.0 billion and $7.3 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of March 31, 2019 and December 31, 2018 (dollars in millions):

	March 31, 2019				December 31, 2018
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$7,214	$7,205	3.31%	7%	$7,386	$7,294	3.30%	8%
15-year TBA securities	3,432	3,457	3.61%	3%	3,635	3,673	3.61%	4%
Total ≤ 15-year	10,646	10,662	3.41%	10%	11,021	10,967	3.40%	12%
20-year RMBS	755	761	3.95%	1%	778	774	3.95%	1%
30-year:
30-year RMBS	84,405	84,536	3.89%	83%	74,883	73,685	3.87%	80%
30-year TBA securities	3,453	3,498	3.66%	3%	3,617	3,649	4.47%	4%
Total 30-year	87,858	88,034	3.88%	86%	78,500	77,334	3.90%	84%
Total fixed rate Agency RMBS and TBA securities	99,259	99,457	3.83%	97%	90,299	89,075	3.84%	97%
Adjustable rate Agency RMBS	199	201	3.14%	—%	212	213	3.10%	—%
Multifamily	31	32	3.56%	—%	—	—	—%	—%
CMO Agency RMBS:
CMO	555	555	3.46%	1%	588	583	3.46%	1%
Interest-only strips	74	84	3.63%	—%	77	84	3.61%	—%
Principal-only strips	92	95	—%	—%	95	94	—%	—%
Total CMO Agency RMBS	721	734	3.22%	1%	760	761	3.21%	1%
Total Agency RMBS and TBA securities	100,210	100,424	3.82%	98%	91,271	90,049	3.83%	98%
Non-Agency RMBS	313	319	3.86%	—%	264	266	3.83%	1%
CMBS	343	353	3.89%	1%	280	282	4.58%	—%
CRT	1,109	1,129	5.63%	1%	1,006	1,012	5.86%	1%
Total investment portfolio	$101,975	$102,225	3.84%	100%	$92,821	$91,609	3.85%	100%
________________________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2019 and December 31, 2018, our TBA positions had a net carrying value of $70 million and $70 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of March 31, 2019 and December 31, 2018, the weighted average yield on our investment securities (excluding TBA securities) was 3.29% and 3.31%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of March 31, 2019 and December 31, 2018 (dollars in millions):

	March 31, 2019
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected Life CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$1,099	$1,112	$1,096	75%	101.1%	2.98%	2.11%	77	10%
3.0%	2,343	2,377	2,369	81%	101.7%	3.51%	2.45%	58	9%
3.5%	4,594	4,679	4,704	40%	102.2%	4.06%	2.85%	28	12%
4.0%	2,257	2,320	2,335	47%	103.2%	4.59%	3.10%	18	12%
4.5%	150	156	156	98%	103.9%	4.87%	3.00%	102	12%
≥ 5.0%	2	2	2	100%	102.2%	6.59%	4.60%	138	14%
Total ≤ 15-year	10,445	10,646	10,662	55%	102.1%	3.85%	2.67%	44	11%
20-year
3.5%	304	310	312	80%	101.9%	4.05%	3.00%	73	11%
4.0%	202	208	210	91%	103.3%	4.44%	3.26%	27	11%
4.5%	223	235	237	100%	105.0%	5.00%	3.29%	28	13%
≥ 5.0%	2	2	2	—%	105.5%	5.94%	3.33%	132	17%
Total 20-year:	731	755	761	89%	103.3%	4.46%	3.16%	46	12%
30-year:
3.0%	3,012	2,996	3,005	3%	100.1%	3.58%	2.97%	50	6%
3.5%	30,221	31,022	30,806	51%	102.9%	4.07%	3.07%	38	8%
4.0%	35,956	37,272	37,419	68%	103.6%	4.57%	3.39%	24	12%
4.5%	15,640	16,352	16,587	73%	104.8%	5.00%	3.61%	15	12%
5.0%	128	137	139	120%	106.5%	5.53%	3.72%	63	11%
≥ 5.5%	72	79	78	50%	110.0%	6.18%	3.34%	149	13%
Total 30-year	85,029	87,858	88,034	61%	103.5%	4.45%	3.31%	28	10%
Total fixed rate	$96,205	$99,259	$99,457	61%	103.3%	4.41%	3.26%	29	10%
________________________________

1.
Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools as defined as pools backed by 100% refinance loans with original LTVs ≥ 80% issued between May 2009 and September 2017, and pools backed by loans 100% originated in New York and Puerto Rico. As of March 31, 2019, lower balance specified pools have a weighted average original loan balance of $111,000 and $117,000 for 15-year and 30-year securities, respectively, and HARP specified pools have a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of March 31, 2019.

	December 31, 2018
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected Life CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$1,157	$1,170	$1,139	75%	101.2%	2.98%	2.11%	74	9%
3.0%	2,651	2,677	2,650	75%	101.7%	3.51%	2.44%	56	9%
3.5%	4,444	4,498	4,502	43%	101.9%	4.07%	2.96%	25	10%
4.0%	2,449	2,507	2,509	40%	103.5%	4.47%	2.96%	44	10%
4.5%	160	167	165	99%	104.0%	4.87%	3.01%	99	11%
≥ 5.0%	2	2	2	100%	102.4%	6.55%	4.57%	134	14%
Total ≤ 15-year	10,863	11,021	10,967	54%	102.0%	3.82%	2.68%	46	10%
20-year
3.5%	314	320	318	80%	102.0%	4.05%	3.00%	70	10%
4.0%	206	214	213	91%	103.4%	4.45%	3.28%	24	10%
4.5%	230	242	241	100%	105.2%	5.00%	3.35%	25	11%
≥ 5.0%	2	2	2	—%	105.7%	5.94%	3.34%	128	16%
Total 20-year:	752	778	774	89%	103.4%	4.46%	3.19%	44	11%
30-year:
≤ 3.0%	3,178	3,133	3,108	3%	100.1%	3.58%	2.97%	47	6%
3.5%	22,410	23,258	22,496	71%	103.2%	4.06%	3.05%	38	6%
4.0%	37,230	38,564	38,147	61%	103.8%	4.54%	3.44%	24	8%
4.5%	12,777	13,319	13,361	69%	104.7%	4.99%	3.75%	14	9%
5.0%	133	143	142	117%	106.8%	5.53%	3.80%	61	9%
≥ 5.5%	75	83	80	49%	110.5%	6.17%	3.35%	147	12%
Total 30-year	75,803	78,500	77,334	63%	103.6%	4.41%	3.34%	28	8%
Total fixed rate	$87,418	$90,299	$89,075	62%	103.5%	4.36%	3.28%	30	8%
________________________________

1.
See Note 1 in table above for specified pool composition. As of December 31, 2018, lower balance specified pools have a weighted average original loan balance of $102,000 and $113,000 for 15-year and 30-year securities, respectively, and HARP specified pools have a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2018.
As of March 31, 2019 and December 31, 2018, our investments in CRT and non-Agency securities had the following credit ratings:

	March 31, 2019			December 31, 2018
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$156	$62	$—	$160	$52
AA	—	42	190	—	17	152
A	17	45	33	17	33	15
BBB	54	63	58	25	43	53
BB	412	8	10	492	8	10
B	600	2	—	453	2	—
Not Rated	46	3	—	25	3	—
Total	$1,129	$319	$353	$1,012	$266	$282
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of March 31, 2019, our CRT securities had floating and fixed rate coupons ranging from 3.0% to 8.8%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from

3.7% to 4.9%. As of December 31, 2018, our CRT securities had floating rate coupons ranging from 3.9% to 9.5%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.8% to 4.8%.
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted (i) to exclude "catch-up" premium amortization associated with changes in CPR estimates and (ii) to include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense and interest rate swap periodic income/(cost). "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and other miscellaneous dividend and interest income (referred to as "adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure), net of management fee income (GAAP measure), adjusted, as applicable, to exclude one-time expenses and non-recurring termination fee income recognized in connection with the sale of MTGE Investment Corp. and corresponding termination of the Company's management agreement with MTGE.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2019 and December 31, 2018 and our condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2019 and 2018 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	March 31, 2019	December 31, 2018
Investment securities, at fair value	$95,270	$84,287
Total assets	$118,807	$109,241
Repurchase agreements and other debt	$86,951	$75,992
Total liabilities	$108,306	$99,335
Total stockholders' equity	$10,501	$9,906
Net book value per common share [1]	$18.21	$17.54
Tangible net book value per common share [2]	$17.23	$16.56

	Three Months Ended March 31,
Statement of Comprehensive Income Data	2019	2018
Interest income	$705	$431
Interest expense	541	206
Net interest income	164	225
Other gain (loss), net	120	217
Operating expenses	19	18
Net income	265	424
Dividend on preferred stock	10	9
Net income available to common stockholders	$255	$415

Net income	$265	$424
Other comprehensive income (loss), net	400	(621)
Comprehensive income (loss)	665	(197)
Dividend on preferred stock	10	9
Comprehensive income (loss) available (attributable) to common stockholders	$655	$(206)

Weighted average number of common shares outstanding - basic	536.7	391.3
Weighted average number of common shares outstanding - diluted	537.2	391.5
Net income per common share - basic	$0.48	$1.06
Net income per common share - diluted	$0.47	$1.06
Comprehensive income (loss) per common share - basic and diluted	$1.22	$(0.53)
Dividends declared per common share	$0.54	$0.54

	Three Months Ended March 31,
Other Data (Unaudited) *	2019	2018
Average investment securities - at par	$87,021	$53,986
Average investment securities - at cost	$89,952	$56,573
Average net TBA portfolio - at cost	$8,002	$15,585
Average total assets - at fair value	$114,994	$68,781
Average Agency repurchase agreements and other debt outstanding [3]	$82,070	$49,567
Average stockholders' equity [4]	$10,186	$8,535
Average tangible net book value "at risk" leverage [5]	9.3:1	8.2:1
Tangible net book value "at risk" leverage (as of period end) [6]	9.4:1	8.2:1
Economic return on tangible common equity [7]	7.3%	(2.6)%
Expenses % of average total assets	0.07%	0.10%
Expenses % of average assets, including average net TBA position	0.06%	0.09%
Expenses % of average stockholders' equity	0.75%	0.84%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill.

3.	Other debt includes debt of consolidated VIEs. Amount excludes U.S. Treasury repo agreements and TBA contracts.

4.	Average stockholders' equity calculated as average month-ended stockholders' equity during the period.

5.
Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average mortgage borrowings outstanding (Agency repo, other debt and TBA securities (at cost)) for the period by the sum of average stockholders' equity adjusted to exclude goodwill for the period. Leverage excludes U.S. Treasury repurchase agreements.

6.
"At risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end (at cost) by the sum of total stockholders' equity adjusted to exclude goodwill as of period end. Leverage excludes U.S. Treasury repurchase agreements.

7.
Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared on common stock during the period over beginning tangible net book value per common share.

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2019 and 2018, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2019		2018
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$847	3.89%	$500	3.70%
Net premium amortization	(142)	(0.75)%	(69)	(0.65)%
Interest income (GAAP measure)	705	3.14%	431	3.05%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	39	0.17%	(21)	(0.15)%
Interest income, excluding "catch-up" premium amortization	744	3.31%	410	2.90%
TBA dollar roll income - implied interest income [1,2]	71	3.55%	120	3.08%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$815	3.33%	$530	2.94%

Weighted average actual portfolio CPR for investment securities held during the period	6.3%		8.6%
Weighted average projected CPR for the remaining life of investment securities held as of period end	10.5%		7.6%
Average 30-year fixed rate mortgage rate as of period end [4]	4.06%		4.44%
10-year U.S. Treasury rate as of period end	2.41%		2.74%
  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

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

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2019, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2019 vs. March 31, 2018
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$274	$254	$20
Estimated "catch-up" premium amortization due to change in CPR forecast	60	—	60
Interest income, excluding "catch-up" premium amortization	334	254	80
TBA dollar roll income - implied interest income	(49)	(51)	2
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$285	$203	$82
Our average investment portfolio, inclusive of TBAs, increased 36% (at cost) for the three months ended March 31, 2019, compared to the prior year period, in line with the deployment of new equity capital and an increase in our tangible equity "at risk" leverage ratio. The increase in our average asset yield over the prior year period was largely due to changes in asset composition, as we increased our holdings of higher coupon, 30-year fixed rate securities relative to shorter duration assets.
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
Our tangible net book value "at risk" leverage increased to 9.4x as of March 31, 2019, compared to 9.0x as of December 31, 2018 and 8.2x as of March 31, 2018, in light of improved overall levered returns on Agency RMBS and the availability of suitable financing. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Agency Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Average "At Risk" Leverage during the Period [4]	Tangible Net Book Value "At Risk" Leverage as of Period End [3]	"At Risk" Leverage as of Period End [5]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	8.8:1	9.4:1	9.0:1
December 31, 2018	$68,499	$77,442	$75,992	$8,066	$7,252	8.4:1	7.9:1	9.0:1	8.5:1
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	7.7:1	8.2:1	7.6:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.	Tangible net book value "at risk" leverage includes the components of "at risk" leverage with stockholders' equity adjusted to exclude goodwill and other intangible assets, net.

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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2019 and 2018 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and interest rate swap periodic interest (income) cost:

	Three Months Ended March 31,
	2019		2018
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$541	2.64%	$206	1.69%
TBA dollar roll income - implied interest expense [2,3]	52	2.60%	58	1.49%
Economic interest expense - before interest rate swap costs [4]	593	2.64%	264	1.62%
Interest rate swap periodic interest (income) cost, net [2,5]	(83)	(0.37)%	9	0.06%
Total economic interest expense (non-GAAP measure)	$510	2.27%	$273	1.68%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2019, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2019 vs. March 31, 2018
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$335	$138	$197
TBA dollar roll income - implied interest expense	(6)	(28)	22
Interest rate swap periodic interest income/cost	(92)	1	(93)
Total change in economic interest expense	$237	$111	$126
Our average mortgage borrowings, inclusive of TBAs, increased by 38% for the three months ended March 31, 2019 compared to the prior year period as a function of our higher asset base. The increase in the average interest rate (actual and implied) on our mortgage borrowings was largely a function of increases in the Federal Funds rate during fiscal year 2018. The decrease in our periodic swap costs was due to the receive-floating rate leg of our interest rate swaps resetting to higher prevailing three-month LIBOR rates.
The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2019	2018
Average Agency repo and other debt outstanding	$82,070	$49,567
Average net TBA portfolio outstanding - at cost	$8,002	$15,585
Average mortgage borrowings outstanding	$90,072	$65,152
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$45,158	$41,021
Ratio of average interest rate swaps to mortgage borrowings outstanding	50%	63%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.97%	1.72%
Average interest rate swap receive-floating rate	(2.72)%	(1.63)%
Average interest rate swap net pay/(receive) rate	(0.75)%	0.09%

For the three months ended March 31, 2019 and 2018, we had an average forward starting swap balance of $5.9 billion and $3.4 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings was 57% and 68% for the three months ended March 31, 2019 and 2018, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three months ended March 31, 2019 and 2018:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Spread	2019	2018
Average asset yield, excluding "catch-up" premium amortization	3.33%	2.94%
Average aggregate cost of funds	(2.27)%	(1.68)%
Average net interest spread, excluding "catch-up" premium amortization	1.06%	1.26%
Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three months ended March 31, 2019 and 2018 (dollars in millions):

	Three Months Ended March 31,
	2019	2018
Net interest income (GAAP measure)	$164	$225
TBA dollar roll income, net [1]	19	62
Interest rate swap periodic interest income (cost), net [1]	83	(9)
Other interest and dividend income [1]	3	1
Adjusted net interest and dollar roll income	269	279
Other operating income (expense):
Management fee income	—	4
Operating expenses	(19)	(18)
Adjusted other operating income (expense), net	(19)	(14)
Net spread and dollar roll income	250	265
Dividend on preferred stock	10	9
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	240	256
Estimated "catch-up" premium amortization (benefit) cost due to change in CPR forecast	39	(21)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$279	$235

Weighted average number of common shares outstanding - basic	536.7	391.3
Weighted average number of common shares outstanding - diluted	537.2	391.5
Net spread and dollar roll income per common share - basic	$0.45	$0.65
Net spread and dollar roll income per common share - diluted	$0.45	$0.65
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.52	$0.60
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.52	$0.60
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
During the three months ended March 31, 2019, the average fair value of our investment portfolio increased 169 basis points to 100.2% of the weighted average cost basis as of March 31, 2019 due to the decline in long-term interest rates and the outperformance of specified Agency RMBS with favorable prepayment characteristics. During the prior year period, the average fair value of our investment portfolio declined 200 basis points to 97.3% of the weighted average cost basis as of March 31, 2018, due to higher interest rates and lower pay-up values for specified Agency RMBS.

The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2019	2018
Gain (loss) on sale of investment securities, net	$60	$(2)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	1,060	(523)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	400	(621)
Total gain (loss) on investment securities, net	$1,520	$(1,146)
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-Q).
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2019 and 2018 (in millions):

	Three Months Ended March 31,
	2019	2018
Interest rate swap periodic interest income (cost), net	$83	$(9)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	19	62
TBA securities - mark-to-market net gain (loss)	65	(432)
Payer swaptions	(10)	6
U.S. Treasury securities - long position	—	—
U.S. Treasury securities - short position	(66)	3
U.S. Treasury futures - short position	(45)	110
Interest rate swaps - termination fees and variation margin settlements, net	(699)	582
Other	(6)	1
Total realized gain (loss) on derivative instruments and other securities, net	(742)	332
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(1)	78
Interest rate swaps	20	90
Payer swaptions	(17)	85
U.S. Treasury securities - short position	(359)	209
U.S. Treasury futures - short position	14	(48)
Other	2	1
Total unrealized gain (loss) on derivative instruments and other securities, net	(341)	415
Total gain (loss) on derivative instruments and other securities, net	$(1,000)	$738
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended March 31, 2019 and 2018, we had estimated taxable income available to common stockholders of $196 million and $80 million (or $0.36 and $0.20 per diluted common share), respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2019 and 2018 (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2019	2018
Net income	$265	$424
Estimated book to tax differences:
Premium amortization, net	54	(23)
Realized gain/loss, net	627	(652)
Net capital loss/(utilization of net capital loss carryforward)	(12)	245
Unrealized (gain)/loss, net	(719)	108
Other	(9)	(13)
Total book to tax differences	(59)	(335)
Estimated REIT taxable income	206	89
Dividend on preferred stock	10	9
Estimated REIT taxable income available to common stockholders	$196	$80
Weighted average number of common shares outstanding - basic	536.7	391.3
Weighted average number of common shares outstanding - diluted	537.2	391.5
Estimated REIT taxable income per common share - basic	$0.37	$0.20
Estimated REIT taxable income per common share - diluted	$0.36	$0.20

Beginning cumulative non-deductible net capital loss	$182	$357
Increase (decrease) in net capital loss carryforward	(12)	245
Ending cumulative non-deductible net capital loss	$170	$602
Ending cumulative non-deductible net capital loss per common share	$0.32	$1.54

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
Debt Capital
As of March 31, 2019 and December 31, 2018, our mortgage borrowings consisted of the following (dollars in millions):

	March 31, 2019		December 31, 2018
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$86,324	93%	$75,717	91%
Debt of consolidated variable interest entities, at fair value	266	—%	275	—%
Total debt	86,590	93%	75,992	91%
Net TBA position, at cost	6,885	7%	7,252	9%
Total mortgage borrowings	$93,475	100%	$83,244	100%
________________________________

1.	Amount excludes $361 million of repurchase agreements used to fund purchases of U.S. Treasury securities as of March 31, 2019.
Our tangible net book value "at risk" leverage was 9.4x and 9.0x as of March 31, 2019 and December 31, 2018, respectively, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill.
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
As of March 31, 2019, we had $86.3 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average interest rate of 2.82% and a weighted average remaining days-to-maturity of 81 days, compared $75.7 billion, 2.79% and 49 days, respectively, as of December 31, 2018.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of March 31, 2019, we had master repurchase agreements with 47 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of March 31, 2019, $35.6 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2019. For further details regarding our borrowings under repurchase agreements as of March 31, 2019, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2019
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America:
FICC	1	40%
Other	27	40%
Total North America	28	80%
Europe	14	14%
Asia	5	6%
Total	47	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the three months ended March 31, 2019, haircuts on our pledged collateral remained stable and, as of March 31, 2019, our weighted average haircut was approximately 3.9% of the value of our collateral, inclusive of collateral funded through BES. As of March 31, 2019, our maximum amount at risk (or the amount of our repurchase liabilities in excess of the value of collateral pledged) with any counterparty related to our repurchase agreements, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 13% of our tangible stockholders' equity. As of March 31, 2019, approximately 7% of our tangible stockholder's equity was at risk with the FICC. We could be exposed to credit risk if the FICC or an FICC netting member defaults on its obligations. However, we believe that the risk is minimal due to the FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
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
As of March 31, 2019, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $4.5 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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

As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of March 31, 2019, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the exchange or a central clearing member defaults on its obligations. However, we believe that the risk is minimal due to initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
TBA Dollar Roll Transactions
TBA dollar roll transactions used to finance the purchase of Agency RMBS represent a form of off-balance sheet financing accounted for as derivative instruments. (See Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q additional details on of our TBA transactions). Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of March 31, 2019, we had a net long TBA position with a total market value of $7.0 billion and a net carrying value of $70 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of March 31, 2019, the minimum net capital required was $0.3 million and BES had excess net capital of $594.2 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of March 31, 2019, approximately 94% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
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

OFF-BALANCE SHEET ARRANGEMENTS

As of March 31, 2019, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2019, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on estimates, projections, beliefs and assumptions of our management as of the date of this Quarterly Report on Form 10-Q and involve risks and uncertainties in predicting future results and conditions.  Our actual performance could differ materially from those projected or anticipated in any forward looking statements due to a variety of factors, including, without limitation, changes in interest rates, the yield curve or prepayment rates; the availability and terms of financing; changes in the market value of our assets; the effectiveness of our risk mitigation strategies; conditions in the market for Agency and other mortgage securities; or legislative or regulatory changes that affect our status as a REIT or our exemption from the Investment Company Act of 1940 or that affect the GSE’s or secondary mortgage market in which we participate.  A discussion of risks and uncertainties that could cause actual results to differ from any of our forward-looking statements is included in our most recent Annual Report on Form 10-K and this document under Item 1A. Risk Factors.  We caution readers not to place undue reliance on our forward-looking statements.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of March 31, 2019 and December 31, 2018 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2019 and December 31, 2018.
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

Interest Rate Sensitivity [1,2]
	March 31, 2019		December 31, 2018
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	-1.0%	-10.6%	-0.7%	-7.3%
-50 Basis Points	-0.2%	-2.6%	-0.1%	-1.0%
+50 Basis Points	-0.3%	-3.6%	-0.3%	-3.1%
+100 Basis Points	-1.1%	-12.4%	-0.9%	-9.3%
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
As of March 31, 2019 and December 31, 2018, our investment securities (excluding TBAs) had a weighted average projected CPR of 10.5% and 7.9%, respectively, and a weighted average yield of 3.29% and 3.31%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down by 50 and 100 basis points.

Interest Rate Sensitivity [1]
	March 31, 2019		December 31, 2018
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	20.3%	3.01%	14.1%	3.15%
-50 Basis Points	15.0%	3.17%	10.3%	3.25%
+50 Basis Points	7.7%	3.36%	6.5%	3.33%
+100 Basis Points	6.2%	3.40%	5.7%	3.38%
________________________________

1.
Derived from models that are dependent on inputs and assumptions provided by third parties and assumes a static portfolio. Actual results could differ materially from these estimates. Table excludes TBA securities.

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
The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of March 31, 2019 and December 31, 2018 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.9 and 5.6 years as of March 31, 2019 and December 31, 2018, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	March 31, 2019		December 31, 2018
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-25 Basis Points	+1.2%	+13.5%	+1.4%	+14.3%
-10 Basis Points	+0.5%	+5.4%	+0.6%	+5.7%
+10 Basis Points	-0.5%	-5.4%	-0.6%	-5.7%
+25 Basis Points	-1.2%	-13.5%	-1.4%	-14.3%
________________________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.

Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  As of March 31, 2019, we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $4.5 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Credit Risk
Our credit sensitive investments, such as CRT and non-Agency securities, expose us to the risk of nonpayment of principal, interest or other remuneration we are contractually entitled to. We are also exposed to credit risk in the event our derivative counterparties do not perform under the terms of our derivative agreements or in the event our repurchase agreement counterparties default on their obligations to resell the underlying collateral back to us at the end of the repo term.
We accept credit exposure related to our credit sensitive assets at levels we deem to be prudent within the context of our overall investment strategy. We attempt to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also monitor and adjust the amount of collateral pledged based on changes in market value.
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding amounts cleared through a central clearing exchange, as of March 31, 2019, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 4% of our tangible stockholders' equity and less than 1% of tangible stockholders' equity related to our interest rate swap and swaption agreements.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
There have been no material changes to such matters previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 1A. Risk Factors
 There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

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
*3.6    Certificate of Designations of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.5 of Form 8-A (File No 001-34057), filed March 6, 2019.
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
*4.6    Specimen 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed March 6, 2019.
*4.7Deposit Agreement relating to 7.750% Series B Cumulative Redeemable Preferred Stock, dated May 8, 2014, among American Capital Agency Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.
*4.8    Form of Depositary Receipt representing 1/1,000th of a share of 7.750% Series B Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.7), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.
*4.9Deposit Agreement relating to 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated August 22, 2017, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.
*4.10    Form of Depositary Receipt representing 1/1,000th of a share of 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.9), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.

*4.11    Deposit Agreement relating to 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated March 6, 2019, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.
*4.12Form of Depositary Receipt representing 1/1,000th of a share of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.11), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.
† 10    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors, filed herewith.
31.1    Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
31.2    Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.
32    Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

101.INS**	The instance document does not appear in the interactive data file because its XBRL tags are embedded within the inline XBRL document

101.SCH**	XBRL Taxonomy Extension Schema Document

101.CAL**	XBRL Taxonomy Extension Calculation Linkbase Document

101.LAB**	XBRL Taxonomy Extension Labels Linkbase Document

101.PRE**	XBRL Taxonomy Extension Presentation Linkbase Document

101.DEF**	XBRL Taxonomy Extension Definition Linkbase Document
________________________________
*    Previously filed

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

†	Management contract or compensatory plan or arrangement

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	May 3, 2019

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 3, 2019