Form 10-Q
period 2019-06-30
AGNC Investment Corp.
filed 2019-08-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	AGNC	The Nasdaq Global Select Market

Depositary shares of 7.750% Series B Cumulative Redeemable Preferred Stock	AGNCB	The Nasdaq Global Select Market

Depositary shares of 7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCN	The Nasdaq Global Select Market

Depositary shares of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCM	The Nasdaq Global Select Market

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2019 was 547,817,953.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $87,582 and $78,619, respectively)	$91,140	$82,291
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	411	436
Credit risk transfer securities, at fair value (including pledged securities of $269 and $141, respectively)	1,117	1,012
Non-Agency securities, at fair value (including pledged securities of $0 and $45, respectively)	603	548
U.S. Treasury securities, at fair value (including pledged securities of $1,152 and $0, respectively)	1,152	46
Cash and cash equivalents	870	921
Restricted cash	789	599
Derivative assets, at fair value	116	273
Receivable for investment securities sold (including pledged securities of $673 and $489, respectively)	679	489
Receivable under reverse repurchase agreements	8,848	21,813
Goodwill	526	526
Other assets	325	287
Total assets	$106,576	$109,241
Liabilities:
Repurchase agreements	$86,266	$75,717
Debt of consolidated variable interest entities, at fair value	251	275
Payable for investment securities purchased	878	1,204
Derivative liabilities, at fair value	63	84
Dividends payable	101	106
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	7,754	21,431
Accounts payable and other liabilities	917	518
Total liabilities	96,230	99,335
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $735 and $500, respectively	711	484
Common stock - $0.01 par value; 900 shares authorized; 547.8 and 536.3 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,988	13,793
Retained deficit	(4,194)	(3,433)
Accumulated other comprehensive loss	(164)	(943)
Total stockholders' equity	10,346	9,906
Total liabilities and stockholders' equity	$106,576	$109,241
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest income:
Interest income	$693	$414	$1,398	$845
Interest expense	570	237	1,111	443
Net interest income	123	177	287	402
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	132	(74)	192	(76)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	759	(94)	1,819	(617)
Gain (loss) on derivative instruments and other securities, net	(1,438)	298	(2,438)	1,036
Management fee income	—	4	—	8
Total other gain (loss), net:	(547)	134	(427)	351
Expenses:
Compensation and benefits	11	10	21	20
Other operating expense	9	8	18	16
Total operating expense	20	18	39	36
Net income (loss)	(444)	293	(179)	717
Dividend on preferred stock	13	9	23	18
Net income (loss) available (attributable) to common stockholders	$(457)	$284	$(202)	$699

Net income (loss)	$(444)	$293	$(179)	$717
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	379	(145)	779	(766)
Comprehensive income (loss)	(65)	148	600	(49)
Dividend on preferred stock	13	9	23	18
Comprehensive income (loss) available (attributable) to common stockholders	$(78)	$139	$577	$(67)

Weighted average number of common shares outstanding - basic	537.8	404.9	537.2	398.2
Weighted average number of common shares outstanding - diluted	537.8	405.2	537.2	398.4
Net income (loss) per common share - basic	$(0.85)	$0.70	$(0.38)	$1.76
Net income (loss) per common share - diluted	$(0.85)	$0.70	$(0.38)	$1.75
Dividends declared per common share	$0.50	$0.54	$1.04	$1.08
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, March 31, 2018	$484	391.3	$4	$11,174	$(2,358)	$(966)	$8,338
Net income	—	—	—	—	293	—	293
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(145)	(145)
Stock-based compensation	—	—	—	2	—	—	2
Issuance of common stock, net of offering cost	—	42.8	—	788	—	—	788
Preferred dividends declared	—	—	—	—	(9)	—	(9)
Common dividends declared	—	—	—	—	(225)	—	(225)
Balance, June 30, 2018	$484	434.1	$4	$11,964	$(2,299)	$(1,111)	$9,042

Balance, March 31, 2019	$711	536.3	$5	$13,795	$(3,467)	$(543)	$10,501
Net loss	—	—	—	—	(444)	—	(444)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	379	379
Stock-based compensation	—	—	—	3	—	—	3
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Issuance of preferred stock, net of offering cost	—	—	—	—	—	—	—
Preferred dividends declared	—	—	—	—	(13)	—	(13)
Common dividends declared	—	—	—	—	(270)	—	(270)
Balance, June 30, 2019	$711	547.8	$5	$13,988	$(4,194)	$(164)	$10,346

Balance, December 31, 2017	$484	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
Net income	—	—	—	—	717	—	717
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(766)	(766)
Stock-based compensation	—	—	—	3	—	—	3
Issuance of common stock, net of offering cost	—	42.8	—	788	—	—	788
Preferred dividends declared	—	—	—	—	(18)	—	(18)
Common dividends declared	—	—	—	—	(436)	—	(436)
Balance, June 30, 2018	$484	434.1	$4	$11,964	$(2,299)	$(1,111)	$9,042

Balance, December 31, 2018	$484	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net loss	—	—	—	—	(179)	—	(179)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	779	779
Stock-based compensation	—	0.1	—	5	—	—	5
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Issuance of preferred stock, net of offering cost	227	—	—	—	—	—	227
Preferred dividends declared	—	—	—	—	(23)	—	(23)
Common dividends declared	—	—	—	—	(559)	—	(559)
Balance, June 30, 2019	$711	547.8	$5	$13,988	$(4,194)	$(164)	$10,346
Amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2019	2018
Operating activities:
Net income (loss)	$(179)	$717
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	325	143
Amortization of intangible assets	—	1
Stock-based compensation	5	3
(Gain) loss on sale of investment securities, net	(192)	76
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,819)	617
(Gain) loss on derivative instruments and other securities, net	2,438	(1,036)
Increase in other assets	(36)	(139)
Increase in accounts payable and other accrued liabilities	22	28
Net cash provided by operating activities	564	410
Investing activities:
Purchases of Agency mortgage-backed securities	(23,963)	(7,946)
Purchases of credit risk transfer and non-Agency securities	(904)	(437)
Proceeds from sale of Agency mortgage-backed securities	12,186	4,326
Proceeds from sale of credit risk transfer and non-Agency securities	852	380
Principal collections on Agency mortgage-backed securities	4,772	3,421
Principal collections on credit risk transfer and non-Agency securities	14	4
Payments on U.S. Treasury securities	(22,535)	(4,734)
Proceeds from U.S. Treasury securities	7,122	7,318
Net proceeds from (payments on) reverse repurchase agreements	13,219	(2,251)
Net proceeds from (payments on) derivative instruments	(1,539)	630
Net payments on other investing activity	—	(16)
Net cash (used in) provided by investing activities	(10,776)	695
Financing activities:
Proceeds from repurchase arrangements	1,904,071	702,295
Payments on repurchase agreements	(1,893,522)	(703,752)
Payments on debt of consolidated variable interest entities	(28)	(42)
Net proceeds from preferred stock issuance	227	—
Net proceeds from common stock issuance	190	788
Cash dividends paid	(587)	(447)
Net cash provided by (used in) financing activities	10,351	(1,158)
Net change in cash, cash equivalents and restricted cash	139	(53)
Cash, cash equivalents and restricted cash at beginning of period	1,520	1,363
Cash, cash equivalents and restricted cash at end of period	$1,659	$1,310
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
Our unaudited interim consolidated financial statements include the accounts of all our wholly-owned subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated.

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
All of our securities are reported at fair value on our consolidated balance sheet. Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for securities pursuant to ASC Topic 825, Financial Instruments. Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities newly acquired after such date. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income ("OCI"). Unrealized gains and losses on securities for which we elected the fair value option or are classified as trading are reported in net income through other gain (loss) during the period in which they occur. Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method. In our view, the election of the fair value option simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a reporting period, as the fair value changes for these assets are presented in a manner consistent with the presentation and timing of the fair value changes of our derivative instruments.
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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase transactions under master repurchase agreements. Pursuant to ASC Topic 860, Transfers and Servicing, we account for repurchase transactions as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year but may extend up to five years or more. Interest rates on our repurchase agreements generally correspond to short-term benchmark rates plus or minus a fixed spread. The fair value of our repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
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
Derivative Instruments
We use a variety of derivative instruments to hedge a portion of our exposure to market risks, including interest rate, prepayment, extension and liquidity risks. The objective of our risk management strategy is to reduce fluctuations in net book value over a range of interest rate scenarios. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing during a period of rising interest rates. The primary instruments that we use are interest rate swaps, options to enter into interest rate swaps ("swaptions"), U.S. Treasury securities and U.S. Treasury futures contracts. We also use forward contracts in the Agency RMBS "to-be-announced" market, or TBA securities, to invest in and finance Agency securities and to periodically reduce our exposure to Agency RMBS.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate ("payer swaps") based on three-month LIBOR or the overnight index swap rate ("OIS"). Our interest rate swaps typically have terms from one to 10 years but may extend up to 20 years or more. The majority of our interest rate swaps are centrally cleared through a registered commodities exchange. We value centrally cleared interest rate swaps using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including current benchmark rates and the forward yield curve. Our centrally cleared swaps require that we post an "initial margin" amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.
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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Rather than a direct reduction of the amortized cost of available-for-sale investments for an other-than-temporary-impairment, an allowance for the portion attributed to expected credit loss is recorded; the remaining loss unrelated to credit, such as due to changes in interest rates, continues to be recorded through OCI. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. ASU 2016-13 is not expected to have a significant impact on our consolidated financial statements.

Note 4. Investment Securities
As of June 30, 2019 and December 31, 2018, our investment portfolio consisted of $93.3 billion and $84.3 billion of investment securities, at fair value, respectively, and $11.2 billion and $7.3 billion of TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value of $84 million and $70 million as of June 30, 2019 and December 31, 2018, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of June 30, 2019 and December 31, 2018, our investment securities had a net unamortized premium balance of $3.0 billion and $2.9 billion, respectively.
The following tables summarize our investment securities as of June 30, 2019 and December 31, 2018, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	June 30, 2019		December 31, 2018
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$89,384	$90,627	$83,047	$81,753
Adjustable rate	186	188	212	213
CMO	517	524	588	583
Interest-only and principal-only strips	159	179	172	178
Multifamily	30	33	—	—
Total Agency RMBS	90,276	91,551	84,019	82,727
Non-Agency RMBS	250	262	264	266
CMBS	321	341	280	282
CRT securities	1,106	1,117	1,006	1,012
Total investment securities	$91,953	$93,271	$85,569	$84,287

	June 30, 2019
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$15,743	$5,221	$22	$—	$—	$—	$20,986
Unamortized discount	(11)	(2)	—	—	—	—	(13)
Unamortized premium	782	304	—	—	—	—	1,086
Amortized cost	16,514	5,523	22	—	—	—	22,059
Gross unrealized gains	74	14	1	—	—	—	89
Gross unrealized losses	(174)	(79)	—	—	—	—	(253)
Total available-for-sale securities, at fair value	16,414	5,458	23	—	—	—	21,895
Securities remeasured at fair value through earnings:
Par value	37,474	28,772	—	255	318	1,075	67,894
Unamortized discount	(69)	(2)	—	(8)	(3)	(1)	(83)
Unamortized premium	1,084	958	—	3	6	32	2,083
Amortized cost	38,489	29,728	—	250	321	1,106	69,894
Gross unrealized gains	879	591	—	12	20	15	1,517
Gross unrealized losses	(23)	(8)	—	—	—	(4)	(35)
Total securities remeasured at fair value through earnings	39,345	30,311	—	262	341	1,117	71,376
Total securities, at fair value	$55,759	$35,769	$23	$262	$341	$1,117	$93,271
Weighted average coupon as of June 30, 2019	3.82%	3.92%	3.76%	4.21%	4.71%	5.55%	3.88%
Weighted average yield as of June 30, 2019 [1]	3.17%	3.21%	2.07%	4.33%	4.45%	4.03%	3.21%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 12.4% based on forward rates as of June 30, 2019.

	December 31, 2018
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$17,591	$5,673	$25	$6	$—	$—	$23,295
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	912	343	—	—	—	—	1,255
Amortized cost	18,493	6,014	25	6	—	—	24,538
Gross unrealized gains	4	2	1	—	—	—	7
Gross unrealized losses	(686)	(264)	—	—	—	—	(950)
Total available-for-sale securities, at fair value	17,811	5,752	26	6	—	—	23,595
Securities remeasured at fair value through earnings:
Par value	39,453	18,428	—	268	281	968	59,398
Unamortized discount	(78)	(9)	—	(10)	(6)	—	(103)
Unamortized premium	1,055	638	—	—	5	38	1,736
Amortized cost	40,430	19,057	—	258	280	1,006	61,031
Gross unrealized gains	223	57	—	2	3	18	303
Gross unrealized losses	(386)	(243)	—	—	(1)	(12)	(642)
Total securities remeasured at fair value through earnings	40,267	18,871	—	260	282	1,012	60,692
Total securities, at fair value	$58,078	$24,623	$26	$266	$282	$1,012	$84,287
Weighted average coupon as of December 31, 2018	3.82%	3.87%	3.37%	3.83%	4.58%	5.86%	3.86%
Weighted average yield as of December 31, 2018 [1]	3.28%	3.28%	2.04%	4.22%	4.68%	5.16%	3.31%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 7.9% based on forward rates as of December 31, 2018.

As of June 30, 2019 and December 31, 2018, our investments in CRT and non-Agency securities had the following credit ratings:

	June 30, 2019			December 31, 2018
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$29	$—	$160	$52
AA	—	103	211	—	17	152
A	—	73	28	17	33	15
BBB	14	73	62	25	43	53
BB	538	8	11	492	8	10
B	502	2	—	453	2	—
Not Rated	63	3	—	25	3	—
Total	$1,117	$262	$341	$1,012	$266	$282
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of June 30, 2019, our CRT securities had floating and fixed rate coupons ranging from 3.0% to 8.8%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.7% to 4.9%. As of December 31, 2018, our CRT securities had floating rate coupons ranging from 3.9% to 9.5%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.8% to 4.8%.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of June 30, 2019 and December 31, 2018, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 12.4% and 7.9%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2019 and December 31, 2018 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2019				December 31, 2018
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≥ 1 year and ≤ 3 years	$3,414	$3,371	3.94%	3.02%	$1,690	$1,716	3.99%	2.64%
> 3 years and ≤ 5 years	18,878	18,545	3.80%	3.21%	5,518	5,586	3.35%	2.73%
> 5 years and ≤10 years	70,777	69,839	3.90%	3.21%	72,503	73,588	3.92%	3.37%
> 10 years	202	198	3.64%	3.37%	4,576	4,679	3.57%	3.30%
Total	$93,271	$91,953	3.88%	3.21%	$84,287	$85,569	3.86%	3.31%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2019 and December 31, 2018 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2019	$2	$(1)	$15,352	$(252)	$15,354	$(253)
December 31, 2018	$4,783	$(72)	$18,231	$(878)	$23,014	$(950)
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
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2019 and 2018 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2019			2018
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(366)	$(7,769)	$(8,135)	$(1,449)	$(1,975)	$(3,424)
Proceeds from investment securities sold [1]	361	7,906	8,267	1,429	1,921	3,350
Net gain (loss) on sale of investment securities	$(5)	$137	$132	$(20)	$(54)	$(74)

Gross gain on sale of investment securities	$—	$138	$138	$2	$3	$5
Gross loss on sale of investment securities	(5)	(1)	(6)	(22)	(57)	(79)
Net gain (loss) on sale of investment securities	$(5)	$137	$132	$(20)	$(54)	$(74)

	Six Months Ended June 30,
	2019			2018
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(705)	$(12,331)	$(13,036)	$(1,836)	$(2,978)	$(4,814)
Proceeds from investment securities sold [1]	696	12,532	13,228	1,817	2,921	4,738
Net gain (loss) on sale of investment securities	$(9)	$201	$192	$(19)	$(57)	$(76)

Gross gain on sale of investment securities	$—	$204	$204	$5	$10	$15
Gross loss on sale of investment securities	(9)	(3)	(12)	(24)	(67)	(91)
Net gain (loss) on sale of investment securities	$(9)	$201	$192	$(19)	$(57)	$(76)
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Consolidated Variable Interest Entities
As of June 30, 2019 and December 31, 2018, our consolidated financial statements reflect the consolidation of certain variable interest entities ("VIEs") for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.

Note 5. Repurchase Agreements and Other Debt
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2019, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
As of June 30, 2019 and December 31, 2018, we had $86.3 billion and $75.7 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2019 and December 31, 2018 (dollars in millions):

	June 30, 2019			December 31, 2018
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$47,110	2.68%	9	$48,533	2.88%	9
> 1 to ≤ 3 months	18,572	2.57%	57	20,991	2.57%	56
> 3 to ≤ 6 months	3,891	2.63%	105	2,218	2.65%	167
> 6 to ≤ 9 months	9,102	2.67%	195	200	3.19%	208
> 9 to ≤ 12 months	4,116	2.46%	293	950	2.80%	279
> 12 to ≤ 24 months	925	3.01%	556	2,200	2.91%	438
> 24 to ≤ 36 months	1,400	2.60%	992	625	3.11%	776
Total Agency repo	85,116	2.64%	80	75,717	2.79%	49
U.S. Treasury repo:
> 1 day to ≤ 1 month	1,150	2.41%	1	—	—%	—
Total	$86,266	2.64%	79	$75,717	2.79%	49

As of June 30, 2019 and December 31, 2018, $14.0 billion and $19.5 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of June 30, 2019, we had $4.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 122 days and a weighted average interest rate of 2.56%. As of December 31, 2018 we had $10.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 9 days and a weighted average interest rate of 2.90%. As of June 30, 2019 and December 31, 2018, 42% and 35%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 41% and 33% of our repurchase agreement funding outstanding as of June 30, 2019 and December 31, 2018, respectively.
Reverse Repurchase Agreements
As of June 30, 2019 and December 31, 2018, we had $8.8 billion and $21.8 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $7.8 billion and $21.4 billion, respectively. As of June 30, 2019 and December 31, 2018, $4.4 billion and $4.5 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.
Other Debt
As of June 30, 2019 and December 31, 2018, we had debt of consolidated VIEs, at fair value, of $251 million and $275 million, respectively, which had a weighted average interest rate of LIBOR plus 51 and 40 basis points, respectively, and an estimated weighted average life of 5.6 years and 6.1 years, respectively.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2019 and December 31, 2018 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2019	December 31, 2018
Interest rate swaps	Derivative assets, at fair value	$3	$126
Swaptions	Derivative assets, at fair value	22	37
TBA securities	Derivative assets, at fair value	91	110
Total derivative assets, at fair value		$116	$273

Interest rate swaps	Derivative liabilities, at fair value	$(19)	$—
TBA securities	Derivative liabilities, at fair value	(7)	(40)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(37)	(44)
Total derivative liabilities, at fair value		$(63)	$(84)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$1,152	$46
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(7,754)	(21,431)
Total U.S. Treasury securities, net at fair value		$(6,602)	$(21,385)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2019 and December 31, 2018 (dollars in millions):

	June 30, 2019				December 31, 2018
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate [1]	Average Maturity (Years)	Notional Amount [2]	Average Fixed Pay Rate [3]	Average Receive Rate [1]	Average Maturity (Years)
≤ 3 years	$49,725	1.63%	2.44%	1.8	$19,900	1.63%	2.62%	1.3
> 3 to ≤ 5 years	11,000	1.71%	2.46%	4.0	8,425	2.06%	2.61%	4.0
> 5 to ≤ 7 years	4,250	1.91%	2.46%	5.9	7,875	2.66%	2.66%	6.1
> 7 to ≤ 10 years	8,800	2.10%	2.51%	8.5	10,550	2.36%	2.64%	8.8
> 10 years	1,175	2.21%	2.48%	14.5	4,875	2.77%	2.63%	11.6
Total	$74,950	1.72%	2.46%	3.3	$51,625	2.11%	2.63%	5.0

________________________________

1.
As of June 30, 2019, the receive rates on 42% and 58% of our interest rate swaps were linked to three-month LIBOR and the overnight index swap rate, respectively. As of December 31, 2018, all of our interest rate swaps were linked to three-month LIBOR.

2.	As of December 31, 2018, notional amount includes forward starting swaps of $5.7 billion with an average forward start date of 0.5 years.

3.	Average fixed pay rate as of December 31, 2018 includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.98% as of December 31, 2018.

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
June 30, 2019
≤ 1 year	$72	$3	5	$1,750	3.03%	3M	7.1
> 1 year ≤ 2 years	37	19	21	2,650	2.86%	3M	10.0
Total	$109	$22	15	$4,400	2.93%	3M	8.8

December 31, 2018
≤ 1 year	$80	$23	4	$3,000	2.96%	3M	7.0
> 1 year ≤ 2 years	18	14	18	500	2.78%	3M	10.0
Total	$98	$37	6	$3,500	2.93%	3M	7.4

________________________________

1.
As of June 30, 2019 and December 31, 2018, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	June 30, 2019			December 31, 2018
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$154	$154	$159	$(703)	$(706)	$(713)
7 years	890	900	900	(14,357)	(14,325)	(14,410)
10 years	(7,155)	(7,218)	(7,661)	(6,240)	(6,224)	(6,262)
Total U.S. Treasury securities	$(6,111)	$(6,164)	$(6,602)	$(21,300)	$(21,255)	$(21,385)

________________________________

1.
As of June 30, 2019 and December 31, 2018, our short U.S. Treasury securities had a weighted average yield of 2.71% and 2.66%, respectively. As of June 30, 2019, our long U.S. Treasury securities had a weighted average yield of 1.88%.

U.S. Treasury Futures	June 30, 2019				December 31, 2018
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,650)	$(2,074)	$(2,111)	$(37)	$(1,650)	$(1,969)	$(2,013)	$(44)

________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2019				December 31, 2018
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
3.0%	$900	$911	$917	$6	$567	$557	$566	$9
3.5%	1,837	1,883	1,896	13	1,706	1,708	1,726	18
4.0%	375	387	389	2	1,350	1,370	1,381	11
Total 15-Year TBA securities	3,112	3,181	3,202	21	3,623	3,635	3,673	38
30-Year TBA securities:
3.0%	7,353	7,399	7,411	12	1,028	981	1,003	22
3.5%	4,064	4,100	4,154	54	(2,979)	(2,943)	(2,977)	(34)
4.0%	(4,048)	(4,183)	(4,184)	(1)	3,030	3,073	3,089	16
≥ 4.5%	562	589	587	(2)	2,450	2,506	2,534	28
Total 30-Year TBA securities, net	7,931	7,905	7,968	63	3,529	3,617	3,649	32
Total TBA securities, net	$11,043	$11,086	$11,170	$84	$7,152	$7,252	$7,322	$70

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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2019 and 2018 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2019:
TBA securities, net	$6,822	27,859	(23,638)	$11,043	$163
Interest rate swaps	$48,175	65,000	(38,225)	$74,950	(1,019)
Payer swaptions	$2,550	2,650	(800)	$4,400	(25)
U.S. Treasury securities - short position	$(18,735)	(2,536)	14,026	$(7,245)	(505)
U.S. Treasury securities - long position	$120	1,018	(4)	$1,134	6
U.S. Treasury futures contracts - short position	$(1,650)	(1,650)	1,650	$(1,650)	(57)
					$(1,437)
Three months ended June 30, 2018:
TBA securities, net	$13,636	64,406	(58,237)	$19,805	$(14)
Interest rate swaps	$45,250	4,500	(1,875)	$47,875	216
Payer swaptions	$6,750	—	(1,150)	$5,600	34
U.S. Treasury securities - short position	$(10,798)	(5,629)	3,033	$(13,394)	35
U.S. Treasury securities - long position	$225	90	(315)	$—	—
U.S. Treasury futures contracts - short position	$(2,380)	(1,650)	2,380	$(1,650)	21
					$292

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Six months ended June 30, 2019:
TBA securities, net	$7,152	46,301	(42,410)	$11,043	$246
Interest rate swaps	$51,625	70,350	(47,025)	$74,950	(1,615)
Payer swaptions	$3,500	2,650	(1,750)	$4,400	(52)
U.S. Treasury securities - short position	$(21,345)	(7,306)	21,406	$(7,245)	(930)
U.S. Treasury securities - long position	$45	1,423	(334)	$1,134	6
U.S. Treasury futures contracts - short position	$(1,650)	(3,300)	3,300	$(1,650)	(88)
					$(2,433)
Six months ended June 30, 2018:
TBA securities, net	$15,474	108,075	(103,744)	$19,805	$(306)
Interest rate swaps	$43,700	7,650	(3,475)	$47,875	879
Payer swaptions	$6,650	1,100	(2,150)	$5,600	125
U.S. Treasury securities - short position	$(10,699)	(6,291)	3,596	$(13,394)	247
U.S. Treasury securities - long position	$—	1,049	(1,049)	$—	—
U.S. Treasury futures contracts - short position	$(2,910)	(4,559)	5,819	$(1,650)	83
					$1,028
________________________________

1.	Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 7. Pledged Assets
Our funding agreements require us to fully collateralize our obligations under the agreements based upon our counterparties' collateral requirements and their determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. Our derivative contracts similarly require us to fully collateralize our obligations under such agreements, which will vary over time based on similar factors as well as our counterparties' determination of the value of the derivative contract. We are typically required to post initial margin upon execution of derivative transactions, such as under our interest rate swap agreements and TBA contracts, and subsequently post or receive variation margin based on daily fluctuations in fair value. Our brokerage and custody agreements and the clearing organizations utilized by our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC, also require that we post minimum daily clearing deposits. If we breach our collateral requirements, we will be required to fully settle our obligations under the agreements, which could include a forced liquidation of our pledged collateral.
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather haircuts are determined on an individual transaction basis. Consequently, our funding agreements and derivative contracts expose us to credit risk relating to potential losses that could be recognized if our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses and U.S. government agencies, and we monitor our positions with individual counterparties. In the event of a default by a counterparty, we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments as and when due to us under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark-to-market margin requirements, clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
As of June 30, 2019, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 4% of our tangible stockholders' equity (measured as the excess of the value of collateral pledged over the amount of our repurchase liabilities). As of June 30, 2019, approximately 9% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2019 and December 31, 2018 (in millions):

	June 30, 2019
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$88,061	$411	$187	$168	$88,827
CRT - fair value	269	—	—	—	269
Non-Agency - fair value	—	—	—	—	—
U.S. Treasury securities - fair value	1,423	—	—	—	1,423
Accrued interest on pledged securities	270	1	1	1	273
Restricted cash and cash equivalents	144	—	645	—	789
Total	$90,167	$412	$833	$169	$91,581

	December 31, 2018
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$78,997	$436	$174	$133	$79,740
CRT - fair value	141	—	—	—	141
Non-Agency - fair value	45	—	—	—	45
U.S. Treasury securities - fair value	437	—	—	—	437
Accrued interest on pledged securities	246	1	1	—	248
Restricted cash and cash equivalents	77	—	522	—	599
Total	$79,943	$437	$697	$133	$81,210

________________________________

1.	Includes repledged assets received as collateral from counterparties.

2.	Includes $161 million and $163 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2019 and December 31, 2018, respectively.

3.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.
Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Note 4 for additional information regarding our consolidated VIEs.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2019 and December 31, 2018 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	June 30, 2019			December 31, 2018
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$49,773	$48,968	$150	$49,944	$50,654	$156
> 30 and ≤ 60 days	10,881	10,735	33	14,586	14,810	46
> 60 and ≤ 90 days	8,433	8,313	26	7,770	7,843	24
> 90 days	20,395	20,197	61	6,882	7,079	21
Total	$89,482	$88,213	$270	$79,182	$80,386	$247
________________________________

1.	Includes $161 million and $163 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2019 and December 31, 2018, respectively.

2.	Excludes $271 million and $437 million of repledged U.S. Treasury securities received as collateral from counterparties as of June 30, 2019 and December 31, 2018, respectively.
Assets Pledged from Counterparties
As of June 30, 2019 and December 31, 2018, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2019				December 31, 2018
Assets Pledged to AGNC [1]	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value	$8,847	$—	$11	$8,858	$21,876	$35	$37	$21,948
Cash	—	18	11	29	—	129	—	129
Total	$8,847	$18	$22	$8,887	$21,876	$164	$37	$22,077
________________________________

1.	Includes $271 million and $437 million of repledged U.S. Treasury securities received as collateral from counterparties as of June 30, 2019 and December 31, 2018, respectively.
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2019 and December 31, 2018 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2019
Interest rate swap and swaption agreements, at fair value [1]	$25	$—	$25	$(4)	$(18)	$3
TBA securities, at fair value	91	—	91	(7)	—	84
Receivable under reverse repurchase agreements	8,848	—	8,848	(8,319)	(527)	2
Total	$8,964	$—	$8,964	$(8,330)	$(545)	$89

December 31, 2018
Interest rate swap and swaption agreements, at fair value [1]	$163	$—	$163	$—	$(158)	$5
TBA securities, at fair value	110	—	110	(40)	—	70
Receivable under reverse repurchase agreements	21,813	—	21,813	(17,236)	(4,575)	2
Total	$22,086	$—	$22,086	$(17,276)	$(4,733)	$77

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2019
Interest rate swap agreements, at fair value [1]	$19	$—	$19	$(4)	$(15)	$—
TBA securities, at fair value	7	—	7	(7)	—	—
Repurchase agreements	86,266	—	86,266	(8,319)	(77,947)	—
Total	$86,292	$—	$86,292	$(8,330)	$(77,962)	$—

December 31, 2018
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	40	—	40	(40)	—	—
Repurchase agreements	75,717	—	75,717	(17,236)	(58,481)	—
Total	$75,757	$—	$75,757	$(17,276)	$(58,481)	$—
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
The validation procedures described above also influence our determination of the appropriate fair value measurement categorization. The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of June 30, 2019 and December 31, 2018 based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	June 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$91,140	$—	$—	$82,291	$—
Agency securities transferred to consolidated VIEs	—	411	—	—	436	—
Credit risk transfer securities	—	1,117	—	—	1,012	—
Non-Agency securities	—	603	—	—	548	—
U.S. Treasury securities	1,152	—	—	46	—	—
Interest rate swaps	—	3	—	—	126	—
Swaptions	—	22	—	—	37	—
TBA securities	—	91	—	—	110	—
Total	$1,152	$93,387	$—	$46	$84,560	$—
Liabilities:
Debt of consolidated VIEs	$—	$251	$—	$—	$275	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	7,754	—	—	21,431	—	—
Interest rate swaps	—	19	—	—	—	—
TBA securities	—	7	—	—	40	—
U.S. Treasury futures	37	—	—	44	—	—
Total	$7,791	$277	$—	$21,475	$315	$—

Excluded from the table above are financial instruments, including cash and cash equivalents, restricted cash and cash equivalents, receivables, payables and borrowings under repurchase agreements, which are presented in our consolidated financial statements at cost. The cost basis of these instruments is determined to approximate fair value due to their short duration or, in the case of longer-term repo, due to floating rates of interest corresponding on an index plus or minus a fixed spread which is consistent with fixed spreads demanded in the market. We estimate the fair value of these instruments using "Level 1" or "Level 2" inputs.

Note 9. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available (attributable) to common stockholders by the weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued restricted stock units and performance share units outstanding for the respective period. Diluted earnings per common share includes the impact of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares outstanding include unvested restricted stock units and performance based restricted stock units granted under our long-term incentive program to employees and non-employee Board of Directors. The following table presents the computations of basic and diluted net income per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Weighted average number of common shares issued and outstanding	537.4	404.8	536.9	398.1
Weighted average number of fully vested restricted stock units and performance based restricted stock units outstanding	0.4	0.1	0.3	0.1
Weighted average number of common shares outstanding - basic	537.8	404.9	537.2	398.2
Weighted average number of dilutive unvested restricted stock units and performance based restricted stock units outstanding	—	0.3	—	0.2
Weighted average number of common shares outstanding - diluted	537.8	405.2	537.2	398.4
Net income (loss) available (attributable) to common stockholders	$(457)	$284	$(202)	$699
Net income (loss) per common share - basic	$(0.85)	$0.70	$(0.38)	$1.76
Net income (loss) per common share - diluted	$(0.85)	$0.70	$(0.38)	$1.75

For the three and six months ended June 30, 2019, 0.6 million of potentially dilutive unvested restricted stock units and performance based restricted stock units outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for such periods.

Note 10. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of June 30, 2019 and December 31, 2018, 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 13,800 shares were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). During March 2019, we designated an additional 9,400 shares as 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Each share of Series B, C, and D Preferred Stock is represented by 1,000 depositary shares.
Our preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Our preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and ranks on parity with each other. Under certain circumstances upon a change of control, our preferred stock is convertible to shares of our common stock. Holders of our preferred stock and depositary shares underlying our preferred stock have no voting rights, except under limited conditions. Beginning on each series' optional redemption date, such shares will be redeemable at $25.00 per depositary share, plus accumulated and unpaid dividends (whether or not declared), exclusively at our option.
The following is a summary of our preferred stock issued and outstanding as of June 30, 2019 (dollars and shares in millions):

Preferred Stock	Issuance Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Fixed Rate	Optional Redemption Date [2]	Fixed-to-Floating Rate Conversion Date	Floating Annual Rate
Fixed Rate
Series B	May 8, 2014	7.0	$169	$175	7.750%	May 8, 2019	N/A	N/A
Fixed-to-Floating Rate [1]
Series C	August 22, 2017	13.0	315	325	7.000%	October 15, 2022	October 15, 2022	3M LIBOR + 5.111%
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024	April 15, 2024	3M LIBOR + 4.332%
Total		29.4	$711	$735
________________________________

1.
Fixed-to-floating rate redeemable preferred stock accrue dividends at an annual fixed rate of the $25.00 liquidation preference per depositary share from the issuance date up to, but not including, the fixed-to-floating rate conversion date; thereafter, dividends will accrue on a floating rate basis equal to 3-month LIBOR plus a fixed spread.

2.	Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
Common Stock Offering
In May 2018, we completed a public offering in which 34.5 million shares of our common stock were sold to the underwriters for proceeds of $633 million, or $18.35 per common share, net of offering costs.
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock through June 14, 2021. During the three and six months ended June 30, 2019, we sold 11.4 million shares of our common stock under the sales agreements for proceeds of $190 million, or $16.67 per common share, net of offering costs. During the three and six months ended June 30, 2018, we sold 8.3 million shares of our common stock under the sales agreements for proceeds of $155 million, or $18.73 per common share, net of offering costs. As of June 30, 2019, shares of our common stock with an aggregate offering price of $466 million remained authorized for issuance under this program.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2019	2018	2019	2018
Beginning Balance	$(543)	$(966)	$(943)	$(345)
OCI before reclassifications	374	(165)	770	(785)
(Gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities	5	20	9	19
Ending Balance	$(164)	$(1,111)	$(164)	$(1,111)

Note 11. Subsequent Events
Common Stock Dividend Declaration
On July 11, 2019, our Board of Directors declared a monthly dividend of $0.16 per common share payable on August 9, 2019 to common stockholders of record as of July 31, 2019.
Common Stock Repurchase Program
In July 2019, our Board of Directors authorized the repurchase of up to $1 billion of the outstanding shares of our common stock through December 31, 2020. We may repurchase shares in the open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities and Exchange Act of 1934, as amended. We intend to repurchase shares under the stock repurchase program only when the repurchase price is less than our then-current estimate of our tangible net book value per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2019. Our MD&A is presented in six sections:

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

Trends and Recent Market Impacts
During the first half of 2019, weaker global economic growth, ongoing trade uncertainty, and benign inflation indicators led to a sharp decline in U.S. Treasury and swap rates as many major central banks signaled the possibility of short-term rate cuts and other forms of monetary policy accommodation. Consistent with this global theme, the U.S. Federal Reserve (the "Fed") pivoted sharply from its campaign of raising short-term interest rates, most recently in December 2018, and indicated the potential for rate cuts in 2019. On July 31, 2019, the Fed affirmed market expectations and cut its benchmark short-term interest rate by a quarter-percentage point, the first reduction since 2008. The Fed also announced that it would suspend the runoff of its U.S. Treasury portfolio and redeploy paydowns from its Agency RMBS portfolio into treasury securities beginning in August 2019, thus maintaining a larger balance sheet than the market previously expected.
U.S. equities and other risk assets performed well during the first half of the year as the expectations of greater central bank accommodation outweighed concerns over global economic weakness. The performance of Agency RMBS, however, was mixed during the first half of the year. They outperformed U.S. Treasury and interest rate swap hedges in the first quarter but underperformed in the second quarter due to elevated prepayment concerns and an inversion of the front end of the yield curve.

The performance of Agency RMBS relative to our hedges drove the changes in our tangible net book value per common share of +4.0% and -3.8% for the first and second quarters, respectively. Combined with the dividends declared per common share, our economic return on tangible common equity was +7.3% and -0.9% for the first and second quarters, respectively.
Our net spread and dollar roll income was $0.52 and $0.49 per common share for the first and second quarters of 2019, respectively, excluding "catch-up" premium amortization cost associated with changes in projected CPR estimates. The sequential quarterly declines of $0.01 and $0.03 per common share in our net spread and dollar roll income were due in large part to greater premium amortization expense stemming from lower rates and correspondingly faster prepayment expectations, as well as elevated funding costs, particularly relative to our swap hedges. Our net interest spread, which represents the difference in yield on our assets (excluding “catch-up” amortization and including TBA securities) and our cost of funds, was 1.06% and 1.00%, for the first and second quarters, respectively. Our tangible net book value "at risk" leverage increased to 9.4x and 9.8x as of March 31 and June 30, 2019, respectively, from 9.0x as of December 31, 2018.
Forecasted lifetime CPRs increased during the first half of the year, to 12.4% as of June 30, 2019 from 7.9% as of December 31, 2018, primarily resulting from the decline in interest rates. Our actual CPRs increased by a lesser degree, to an average of 10.0% for the second quarter, which, due to the favorable prepayment characteristics of the majority of our holdings, was well below prepayment speeds observed on generic, higher coupon Agency RMBS. In the current faster prepayment environment, we believe asset selection will be an important driver of overall performance. Consequently, for investments in coupons most exposed to prepayment risk, our holdings, as of June 30, 2019, reflect a larger concentration of specified pools, which we believe have a lower likelihood of prepayment than more generic Agency pools, and our TBA holdings primarily consist of lower coupon pools less susceptible to prepayment risk.
The funding costs associated with our repurchase agreements were largely unchanged over the first half of 2019, averaging 2.64% and 2.62% for the first and second quarters, respectively, despite significant declines in 3-month LIBOR and other short-term benchmark rates over the same period, which repriced to reflect the shift in the Fed’s stance toward greater monetary policy accommodation. Our total cost of funds, which includes the cost of repurchase agreements, the implied funding costs of TBA securities and periodic interest settlements associated with our interest rate swap hedges, was 2.27% and 2.24% for the first and second quarters, respectively.
During the first quarter, we reduced our interest rate hedge portfolio to 77% of our funding liabilities as of March 31, 2019, from 94% as December 31, 2018 in response to the sharp decline in interest rates. Following a material repricing in the swap market late in the second quarter, we significantly altered the size and composition of our hedge portfolio to effectively lock-in more attractive funding levels. During the second quarter, we increased our swap portfolio by $26.8 billion through the addition of shorter-term swaps and reduced our U.S. Treasury hedges by $12.5 billion. The aggregate duration of our assets declined to less than three years as of June 30, 2019, and, as a result, we also added incremental option protection against extension risk in the form of payer swaptions. In aggregate, our interest rate hedge portfolio was 91% of our funding liabilities as of June 30, 2019. Given the changes that we made to our hedge portfolio, our duration gap, which is a measure of risk from mismatches between the interest sensitivity of our assets and liabilities, remained relatively stable at 0.2 years and -0.1 years for the first and second quarters of 2019, respectively, despite the significant rally in interest rates and corresponding reduction in our asset duration. For additional information regarding our interest rate and spread sensitivity please refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2018	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	June 30, 2019 vs Mar. 31, 2019		June 30, 2019 vs Dec. 31, 2018
LIBOR:
1-Month	2.09%	2.26%	2.50%	2.49%	2.40%	-0.09	bps	-0.10	bps
3-Month	2.34%	2.40%	2.81%	2.60%	2.32%	-0.28	bps	-0.49	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	2.53%	2.82%	2.49%	2.26%	1.75%	-0.51	bps	-0.74	bps
5-Year U.S. Treasury	2.74%	2.95%	2.51%	2.23%	1.77%	-0.46	bps	-0.74	bps
10-Year U.S. Treasury	2.86%	3.06%	2.68%	2.41%	2.01%	-0.40	bps	-0.67	bps
30-Year U.S. Treasury	2.99%	3.21%	3.01%	2.81%	2.53%	-0.28	bps	-0.48	bps
Interest Rate Swap Rate:
2-Year Swap	2.79%	2.99%	2.66%	2.38%	1.81%	-0.57	bps	-0.85	bps
5-Year Swap	2.89%	3.07%	2.57%	2.28%	1.77%	-0.51	bps	-0.80	bps
10-Year Swap	2.93%	3.12%	2.71%	2.41%	1.96%	-0.45	bps	-0.75	bps
30-Year Swap	2.93%	3.13%	2.84%	2.58%	2.21%	-0.37	bps	-0.63	bps
30-Year Fixed Rate Agency Price:
3.0%	$96.86	$95.67	$97.54	$99.55	$100.84	+$1.29		+$3.30
3.5%	$99.52	$98.41	$99.95	$101.35	$102.24	+$0.89		+$2.29
4.0%	$101.96	$100.97	$101.94	$102.86	$103.36	+$0.50		+$1.42
4.5%	$104.13	$103.16	$103.53	$104.20	$104.49	+$0.29		+$0.96
15-Year Fixed Rate Agency Price:
2.5%	$97.22	$96.47	$97.70	$99.39	$100.67	+$1.28		+$2.97
3.0%	$99.41	$98.77	$99.80	$100.89	$101.95	+$1.06		+$2.15
3.5%	$101.16	$100.51	$101.23	$102.28	$103.20	+$0.92		+$1.97
4.0%	$102.58	$101.98	$102.34	$103.00	$103.84	+$0.84		+$1.50
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of June 30, 2019 and December 31, 2018, our investment portfolio consisted of $93.3 billion and $84.3 billion of investment securities, at fair value, respectively, and $11.2 billion and $7.3 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of June 30, 2019 and December 31, 2018 (dollars in millions):

	June 30, 2019				December 31, 2018
Investment Portfolio (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$7,072	$7,152	3.32%	7%	$7,386	$7,294	3.30%	8%
15-year TBA securities	3,181	3,202	3.42%	3%	3,635	3,673	3.61%	4%
Total ≤ 15-year	10,253	10,354	3.35%	10%	11,021	10,967	3.40%	12%
20-year RMBS	746	761	3.95%	1%	778	774	3.95%	1%
30-year:
30-year RMBS	81,566	82,714	3.89%	79%	74,883	73,685	3.87%	80%
30-year TBA securities	7,905	7,968	2.85%	7%	3,617	3,649	4.47%	4%
Total 30-year	89,471	90,682	3.79%	86%	78,500	77,334	3.90%	84%
Total fixed rate Agency RMBS and TBA securities	100,470	101,797	3.75%	97%	90,299	89,075	3.84%	97%
Adjustable rate Agency RMBS	186	188	3.16%	—%	212	213	3.10%	—%
Multifamily	30	33	3.56%	—%	—	—	—%	—%
CMO Agency RMBS:
CMO	517	524	3.46%	1%	588	583	3.46%	1%
Interest-only strips	70	84	3.70%	—%	77	84	3.61%	—%
Principal-only strips	89	95	—%	—%	95	94	—%	—%
Total CMO Agency RMBS	676	703	3.25%	1%	760	761	3.21%	1%
Total Agency RMBS and TBA securities	101,362	102,721	3.74%	98%	91,271	90,049	3.83%	98%
Non-Agency RMBS	250	262	4.21%	—%	264	266	3.83%	1%
CMBS	321	341	4.71%	1%	280	282	4.58%	—%
CRT	1,106	1,117	5.55%	1%	1,006	1,012	5.86%	1%
Total investment portfolio	$103,039	$104,441	3.76%	100%	$92,821	$91,609	3.85%	100%
________________________________

1.	TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2019 and December 31, 2018, our TBA positions had a net carrying value of $84 million and $70 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of June 30, 2019 and December 31, 2018, the weighted average yield on our investment securities (excluding TBA securities) was 3.21% and 3.31%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of June 30, 2019 and December 31, 2018 (dollars in millions):

	June 30, 2019
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected Life CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$1,035	$1,047	$1,045	75%	101.1%	2.98%	2.11%	80	10%
3.0%	2,791	2,833	2,851	65%	101.6%	3.51%	2.45%	61	10%
3.5%	4,573	4,676	4,733	33%	102.1%	4.06%	2.82%	17	16%
4.0%	1,504	1,551	1,578	68%	103.1%	4.60%	3.06%	20	14%
4.5%	139	144	145	98%	103.7%	4.87%	3.00%	105	12%
≥ 5.0%	2	2	2	89%	103.4%	6.56%	4.43%	141	14%
Total ≤ 15-year	10,044	10,253	10,354	52%	102.0%	3.86%	2.66%	41	13%
20-year
3.5%	291	297	302	80%	101.9%	4.05%	3.00%	76	12%
4.0%	215	222	226	92%	103.4%	4.45%	3.19%	28	13%
4.5%	215	225	231	100%	104.9%	5.00%	3.26%	31	14%
≥ 5.0%	1	2	2	—%	105.3%	5.95%	3.33%	134	18%
Total 20-year:	722	746	761	89%	103.2%	4.46%	3.13%	48	13%
30-year:
3.0%	9,404	9,452	9,493	1%	100.1%	3.58%	2.98%	53	7%
3.5%	31,848	32,673	32,901	47%	102.8%	4.09%	3.03%	39	11%
4.0%	31,027	32,222	32,797	79%	103.8%	4.54%	3.29%	29	13%
4.5%	14,101	14,811	15,175	92%	105.1%	4.98%	3.49%	17	13%
5.0%	223	237	241	68%	106.3%	5.53%	3.68%	65	12%
≥ 5.5%	69	76	75	50%	109.7%	6.17%	3.33%	152	13%
Total 30-year	86,672	89,471	90,682	62%	103.6%	4.44%	3.23%	31	12%
Total fixed rate	$97,438	$100,470	$101,797	61%	103.5%	4.39%	3.18%	32	12%
________________________________

1.
Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools backed by 100% refinance loans with original LTVs ≥ 80% issued between May 2009 and September 2017), and pools backed by loans 100% originated in New York and Puerto Rico. As of June 30, 2019, lower balance specified pools have a weighted average original loan balance of $113,000 and $118,000 for 15-year and 30-year securities, respectively, and HARP specified pools have a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of June 30, 2019.

	December 31, 2018
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected Life CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$1,157	$1,170	$1,139	75%	101.2%	2.98%	2.11%	74	9%
3.0%	2,651	2,677	2,650	75%	101.7%	3.51%	2.44%	56	9%
3.5%	4,444	4,498	4,502	43%	101.9%	4.07%	2.96%	25	10%
4.0%	2,449	2,507	2,509	40%	103.5%	4.47%	2.96%	44	10%
4.5%	160	167	165	99%	104.0%	4.87%	3.01%	99	11%
≥ 5.0%	2	2	2	100%	102.4%	6.55%	4.57%	134	14%
Total ≤ 15-year	10,863	11,021	10,967	54%	102.0%	3.82%	2.68%	46	10%
20-year
3.5%	314	320	318	80%	102.0%	4.05%	3.00%	70	10%
4.0%	206	214	213	91%	103.4%	4.45%	3.28%	24	10%
4.5%	230	242	241	100%	105.2%	5.00%	3.35%	25	11%
≥ 5.0%	2	2	2	—%	105.7%	5.94%	3.34%	128	16%
Total 20-year:	752	778	774	89%	103.4%	4.46%	3.19%	44	11%
30-year:
≤ 3.0%	3,178	3,133	3,108	3%	100.1%	3.58%	2.97%	47	6%
3.5%	22,410	23,258	22,496	71%	103.2%	4.06%	3.05%	38	6%
4.0%	37,230	38,564	38,147	61%	103.8%	4.54%	3.44%	24	8%
4.5%	12,777	13,319	13,361	69%	104.7%	4.99%	3.75%	14	9%
5.0%	133	143	142	117%	106.8%	5.53%	3.80%	61	9%
≥ 5.5%	75	83	80	49%	110.5%	6.17%	3.35%	147	12%
Total 30-year	75,803	78,500	77,334	63%	103.6%	4.41%	3.34%	28	8%
Total fixed rate	$87,418	$90,299	$89,075	62%	103.5%	4.36%	3.28%	30	8%
________________________________

1.
See Note 1 of preceding table for specified pool composition. As of December 31, 2018, lower balance specified pools have a weighted average original loan balance of $102,000 and $113,000 for 15-year and 30-year securities, respectively, and HARP specified pools have a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2018.
As of June 30, 2019 and December 31, 2018, our investments in CRT and non-Agency securities had the following credit ratings:

	June 30, 2019			December 31, 2018
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$29	$—	$160	$52
AA	—	103	211	—	17	152
A	—	73	28	17	33	15
BBB	14	73	62	25	43	53
BB	538	8	11	492	8	10
B	502	2	—	453	2	—
Not Rated	63	3	—	25	3	—
Total	$1,117	$262	$341	$1,012	$266	$282
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of June 30, 2019, our CRT securities had floating and fixed rate coupons ranging from 3.0% to 8.8%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from

3.7% to 4.9%. As of December 31, 2018, our CRT securities had floating rate coupons ranging from 3.9% to 9.5%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.8% to 4.8%.
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted (i) to exclude "catch-up" premium amortization associated with changes in CPR estimates and (ii) to include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense and interest rate swap periodic income/(cost). "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and other interest and dividend income (referred to as "adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure), net of management fee income (GAAP measure), adjusted, as applicable, to exclude one-time expenses and non-recurring termination fee income recognized in connection with the sale of MTGE Investment Corp. and corresponding termination of the Company's management agreement with MTGE.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2019 and December 31, 2018 and our condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2019 and 2018 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	June 30, 2019	December 31, 2018
Investment securities, at fair value	$93,271	$84,287
Total assets	$106,576	$109,241
Repurchase agreements and other debt	$86,517	$75,992
Total liabilities	$96,230	$99,335
Total stockholders' equity	$10,346	$9,906
Net book value per common share [1]	$17.54	$17.54
Tangible net book value per common share [2]	$16.58	$16.56

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data	2019	2018	2019	2018
Interest income	$693	$414	$1,398	$845
Interest expense	570	237	1,111	443
Net interest income	123	177	287	402
Other gain (loss), net	(547)	134	(427)	351
Operating expenses	20	18	39	36
Net income (loss)	(444)	293	(179)	717
Dividend on preferred stock	13	9	23	18
Net income (loss) available (attributable) to common stockholders	$(457)	$284	$(202)	$699

Net income (loss)	$(444)	$293	$(179)	$717
Other comprehensive income (loss), net	379	(145)	779	(766)
Comprehensive income (loss)	(65)	148	600	(49)
Dividend on preferred stock	13	9	23	18
Comprehensive income (loss) available (attributable) to common stockholders	$(78)	$139	$577	$(67)

Weighted average number of common shares outstanding - basic	537.8	404.9	537.2	398.2
Weighted average number of common shares outstanding - diluted	537.8	405.2	537.2	398.4
Net income (loss) per common share - basic	$(0.85)	$0.70	$(0.38)	$1.76
Net income (loss) per common share - diluted	$(0.85)	$0.70	$(0.38)	$1.75
Comprehensive income (loss) per common share - basic and diluted	$(0.15)	$0.34	$1.07	$(0.17)
Dividends declared per common share	$0.50	$0.54	$1.04	$1.08

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2019	2018	2019	2018
Average investment securities - at par	$89,586	$52,856	$88,304	$53,421
Average investment securities - at cost	$92,610	$55,329	$91,264	$55,927
Average net TBA portfolio - at cost	$11,864	$16,912	$9,944	$16,252
Average total assets - at fair value	$113,625	$68,830	$114,281	$68,785
Average Agency repurchase agreements and other debt outstanding [3]	$86,147	$47,823	$84,120	$48,690
Average stockholders' equity [4]	$10,371	$8,652	$10,247	$8,630
Average tangible net book value "at risk" leverage [5]	10.0:1	8.0:1	9.7:1	8.1:1
Tangible net book value "at risk" leverage (as of period end) [6]	9.8:1	8.3:1	9.8:1	8.3:1
Economic return on tangible common equity [7]	(0.9)%	1.7%	6.4%	(1.0)%
Expenses % of average total assets	0.07%	0.10%	0.07%	0.10%
Expenses % of average assets, including average net TBA position	0.06%	0.08%	0.06%	0.08%
Expenses % of average stockholders' equity	0.77%	0.83%	0.76%	0.83%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill.

3.	Amount includes repurchase agreements for non-Agency securities. Amount excludes U.S. Treasury repurchase agreements and TBA contracts. Other debt includes debt of consolidated VIEs.

4.	Average stockholders' equity calculated as average month-ended stockholders' equity during the period.

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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2019 and 2018, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$876	3.88%	$488	3.71%	$1,723	3.88%	$988	3.70%
Net premium amortization	(183)	(0.89)%	(74)	(0.72)%	(325)	(0.82)%	(143)	(0.68)%
Interest income (GAAP measure)	693	2.99%	414	2.99%	1,398	3.06%	845	3.02%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	58	0.25%	(12)	(0.08)%	97	0.22%	(33)	(0.12)%
Interest income, excluding "catch-up" premium amortization	751	3.24%	402	2.91%	1,495	3.28%	812	2.90%
TBA dollar roll income - implied interest income [1,2]	96	3.21%	144	3.41%	167	3.35%	264	3.25%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$847	3.24%	$546	3.02%	$1,662	3.28%	$1,076	2.98%

Weighted average actual portfolio CPR for investment securities held during the period	10.0%		9.7%		8.2%		9.1%
Weighted average projected CPR for the remaining life of investment securities held as of period end	12.4%		7.1%		12.4%		7.1%
Average 30-year fixed rate mortgage rate as of period end [4]	3.73%		4.55%		3.73%		4.55%
10-year U.S. Treasury rate as of period end	2.01%		2.86%		2.01%		2.86%
  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

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

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2019, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended June 30, 2019 vs. June 30, 2018
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$279	$279	$—
Estimated "catch-up" premium amortization due to change in CPR forecast	70	—	70
Interest income, excluding "catch-up" premium amortization	349	279	70
TBA dollar roll income - implied interest income	(48)	(47)	(1)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$301	$232	$69

Six months ended:
Interest Income (GAAP measure)	$553	$534	$19
Estimated "catch-up" premium amortization due to change in CPR forecast	130	—	130
Interest income, excluding "catch-up" premium amortization	683	534	149
TBA dollar roll income - implied interest income	(97)	(102)	5
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$586	$432	$154
Our average investment portfolio, inclusive of TBAs, increased 45% and 40% (at cost) for the three and six months ended June 30, 2019, compared to the corresponding prior year period, in line with the deployment of new equity capital and an increase in our tangible equity "at risk" leverage ratio. The increase in our average asset yields, excluding "catch-up" amortization, over the prior year period was largely due to changes in asset composition, partly offset by an increase in premium amortization expense resulting from faster CPR projections.
Leverage
Our primary measure of leverage is our tangible net book value "at risk" leverage ratio, which is measured as the sum of our repurchase agreements and other debt used to fund our investment securities and net TBA position (at cost) (together referred to as "mortgage borrowings") and our net receivable/payable for unsettled investment securities, divided by our total stockholders' equity adjusted to exclude goodwill and other intangible asset.
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
Our leverage varies depending on market conditions and our assessment of risks and returns, but we generally would expect our leverage to be within six to twelve times the amount of our tangible net book value. As of June 30, 2019, our tangible net book value "at risk" leverage was 9.8x, compared to 9.0x as of December 31, 2018. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2019	$86,147	$86,969	$85,367	$11,864	$11,086	10.0:1	9.8:1
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	9.4:1
December 31, 2018	$68,499	$77,442	$75,992	$8,066	$7,252	8.4:1	9.0:1
September 30, 2018	$56,265	$66,969	$65,975	$18,270	$9,436	8.5:1	8.2:1
June 30, 2018	$47,823	$49,892	$49,152	$16,912	$19,898	8.0:1	8.3:1
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	8.2:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average Tangible "at risk" leverage during the period represents the sum of our daily weighted average repurchase agreements and other debt used to fund acquisitions of investment securities and net TBA position outstanding divided by the sum of our average month-ended stockholders' equity, adjusted to exclude goodwill, other intangible asset and investment in REIT equity securities for the period.

4.
Tangible net book value "at risk" leverage as of period end represents the sum of our repurchase agreements and other debt used to fund acquisitions of investments securities, net TBA position (at cost) and net receivable/payable for unsettled investment securities outstanding as of period end divided by total stockholders' equity, adjusted to exclude goodwill, other intangible asset and investment in REIT equity securities as of period end.

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2019 and 2018 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and interest rate swap periodic interest (income) cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	2019		2018		2019		2018
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$570	2.62%	$237	1.99%	$1,111	2.63%	$443	1.83%
TBA dollar roll income - implied interest expense [2,3]	74	2.47%	74	1.75%	126	2.51%	132	1.63%
Economic interest expense - before interest rate swap periodic (income) costs, net [4]	644	2.60%	311	1.92%	1,237	2.61%	575	1.79%
Interest rate swap periodic interest (income) cost, net [2,5]	(88)	(0.36)%	(41)	(0.25)%	(171)	(0.36)%	(32)	(0.10)%
Total economic interest expense (non-GAAP measure)	$556	2.24%	$270	1.67%	$1,066	2.25%	$543	1.69%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2019, compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended June 30, 2019 vs. June 30, 2018
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$333	$194	$139
TBA dollar roll income - implied interest expense	(1)	(22)	21
Interest rate swap periodic interest income/cost	(47)	(9)	(38)
Total change in economic interest expense	$285	$163	$122

Six months ended:
Repurchase agreements and other debt interest expense	$668	$322	$346
TBA dollar roll income - implied interest expense	(6)	(51)	45
Interest rate swap periodic interest income/cost	(139)	(5)	(134)
Total change in economic interest expense	$523	$266	$257
Our average mortgage borrowings, inclusive of TBAs, increased by 51% and 45% for the three and six months ended June 30, 2019, respectively, compared to the prior year period as a function of our higher asset base. The increase in the average interest rate (actual and implied) on our mortgage borrowings was largely driven by increases in the Federal Funds rate during fiscal year 2018. The increase in our interest rate swap periodic interest income was largely due to the receive-floating rate leg of our interest rate swaps resetting to higher prevailing rates.
The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for the three and six months ended June 30, 2019 and 2018 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2019	2018	2019	2018
Average Agency repo and other debt outstanding	$86,147	$47,823	$84,120	$48,690
Average net TBA portfolio outstanding - at cost	$11,864	$16,912	$9,944	$16,252
Average mortgage borrowings outstanding	$98,011	$64,735	$94,064	$64,942
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$52,035	$42,804	$48,616	$41,918
Ratio of average interest rate swaps to mortgage borrowings outstanding	53%	66%	52%	65%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.90%	1.79%	1.93%	1.76%
Average interest rate swap receive-floating rate	(2.58)%	(2.17)%	(2.64)%	(1.91)%
Average interest rate swap net pay/(receive) rate	(0.68)%	(0.38)%	(0.71)%	(0.15)%
For the three and six months ended June 30, 2019, we had an average forward starting swap balance of $3.5 billion and $4.3 billion, respectively. For the three and six months ended June 30, 2018, we had an average forward starting swap balance of $3.9 billion and $3.6 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three and six months ended June 30, 2019 was 57% and 56%, respectively, and 72% and 70%, respectively, for the prior year period.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and six months ended June 30, 2019 and 2018:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2019	2018	2019	2018
Average asset yield, excluding "catch-up" premium amortization	3.24%	3.02%	3.28%	2.98%
Average aggregate cost of funds	(2.24)%	(1.67)%	(2.25)%	(1.69)%
Average net interest spread, excluding "catch-up" premium amortization	1.00%	1.35%	1.03%	1.29%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and six months ended June 30, 2019 and 2018 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net interest income (GAAP measure)	$123	$177	$287	$402
TBA dollar roll income, net [1]	22	70	41	132
Interest rate swap periodic interest income (cost), net [1]	88	41	171	32
Other interest and dividend income [1]	4	1	7	2
Adjusted net interest and dollar roll income	237	289	506	568
Other operating income (expense):
Management fee income	—	4	—	8
Operating expenses	(20)	(18)	(39)	(36)
Adjusted other operating income (expense), net	(20)	(14)	(39)	(28)
Net spread and dollar roll income	217	275	467	540
Dividend on preferred stock	13	9	23	18
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	204	266	444	522
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	58	(12)	97	(33)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$262	$254	$541	$489

Weighted average number of common shares outstanding - basic	537.8	404.9	537.2	398.2
Weighted average number of common shares outstanding - diluted	538.4	405.2	537.8	398.4
Net spread and dollar roll income per common share - basic	$0.38	$0.66	$0.83	$1.31
Net spread and dollar roll income per common share - diluted	$0.38	$0.66	$0.83	$1.31
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.49	$0.63	$1.01	$1.23
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.49	$0.63	$1.01	$1.23
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
During the three and six months ended June 30, 2019, the fair value of our investment portfolio increased relative to its amortized cost due to both a decline in long-term interest rates and an increase in the premium, or pay-up values, for specified Agency RMBS, which have a lower likelihood of prepayment than generic Agency securities. Conversely, during the prior year periods, the average fair value of our investment portfolio declined due to the increase in long-term interest rates and lower pay-up values for specified Agency RMBS. The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2019	2018	2019	2018
Gain (loss) on sale of investment securities, net	$132	$(74)	$192	$(76)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	759	(94)	1,819	(617)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	379	(145)	779	(766)
Total gain (loss) on investment securities, net	$1,270	$(313)	$2,790	$(1,459)
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-Q).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2019 and 2018 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Interest rate swap periodic interest income (cost), net	$88	$41	$171	$32
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	22	70	41	132
TBA securities - mark-to-market net gain (loss)	126	(108)	191	(540)
Payer swaptions	(17)	30	(27)	36
U.S. Treasury securities - long position	1	—	1	—
U.S. Treasury securities - short position	(551)	(4)	(617)	(1)
U.S. Treasury futures - short position	(50)	(6)	(95)	104
Interest rate swaps - termination fees and variation margin settlements, net	(940)	134	(1,639)	716
Other	(2)	1	(8)	2
Total realized gain (loss) on derivative instruments and other securities, net	(1,411)	117	(2,153)	449
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	15	24	14	102
Interest rate swaps	(167)	41	(147)	131
Payer swaptions	(8)	4	(25)	89
U.S. Treasury securities - long position	5	—	5	—
U.S. Treasury securities - short position	46	39	(313)	248
U.S. Treasury futures - short position	(7)	27	7	(21)
Other	1	5	3	6
Total unrealized gain (loss) on derivative instruments and other securities, net	(115)	140	(456)	555
Total gain (loss) on derivative instruments and other securities, net	$(1,438)	$298	$(2,438)	$1,036
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended June 30, 2019 and 2018, we had estimated taxable income available to common stockholders of $171 million and $104 million (or $0.32 and $0.26 per diluted common share), respectively. For the six months ended June 30, 2019 and 2018, we had estimated taxable income available to common stockholders of $367 million and $183 million (or $0.68 and $0.46 per diluted common share), respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2019 and 2018 (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2019	2018	2019	2018
Net income	$(444)	$293	$(179)	$717
Estimated book to tax differences:
Premium amortization, net	67	(22)	121	(45)
Realized gain/loss, net	886	(221)	1,513	(873)
Net capital loss/(utilization of net capital loss carryforward)	320	109	308	354
Unrealized (gain)/loss, net	(644)	(46)	(1,363)	62
Other	(1)	—	(10)	(14)
Total book to tax differences	628	(180)	569	(516)
Estimated REIT taxable income	184	113	390	201
Dividend on preferred stock	13	9	23	18
Estimated REIT taxable income available to common stockholders	$171	$104	$367	$183
Weighted average number of common shares outstanding - basic	537.8	404.9	537.2	398.2
Weighted average number of common shares outstanding - diluted	538.4	405.2	537.8	398.4
Estimated REIT taxable income per common share - basic	$0.32	$0.26	$0.68	$0.46
Estimated REIT taxable income per common share - diluted	$0.32	$0.26	$0.68	$0.46

Beginning cumulative non-deductible net capital loss	$170	$602	$182	$357
Increase (decrease) in net capital loss carryforward	320	109	308	354
Ending cumulative non-deductible net capital loss	$490	$711	$490	$711
Ending cumulative non-deductible net capital loss per common share	$0.89	$1.64	$0.89	$1.64

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
Debt Capital
As of June 30, 2019 and December 31, 2018, our mortgage borrowings consisted of the following (dollars in millions):

	June 30, 2019		December 31, 2018
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$85,116	89%	$75,717	91%
Debt of consolidated variable interest entities, at fair value	251	—%	275	—%
Total debt	85,367	89%	75,992	91%
Net TBA position, at cost	11,086	11%	7,252	9%
Total mortgage borrowings	$96,453	100%	$83,244	100%
________________________________

1.	Amount excludes $1,150 million of repurchase agreements used to fund purchases of U.S. Treasury securities as of June 30, 2019.
Our tangible net book value "at risk" leverage was 9.8x and 9.0x as of June 30, 2019 and December 31, 2018, respectively, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill.
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
As of June 30, 2019, we had $85.1 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average interest rate of 2.64% and a weighted average remaining days-to-maturity of 80 days, compared $75.7 billion, 2.79% and 49 days, respectively, as of December 31, 2018.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of June 30, 2019, we had master repurchase agreements with 47 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of June 30, 2019, $36.0 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2019. For further details regarding our borrowings under repurchase agreements as of June 30, 2019, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2019
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America:
FICC	1	40%
Other	27	40%
Total North America	28	80%
Europe	14	14%
Asia	5	6%
Total	47	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the six months ended June 30, 2019, haircuts on our pledged collateral remained stable and, as of June 30, 2019, our weighted average haircut was approximately 4.0% of the value of our collateral, inclusive of collateral funded through BES. As of June 30, 2019, our maximum amount at risk (or the excess of the value of collateral pledged over our repurchase liabilities) with any counterparty related to our repurchase agreements, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 12% of our tangible stockholders' equity. As of June 30, 2019, approximately 9% of our tangible stockholder's equity was at risk with the FICC. We could be exposed to credit risk if the FICC or an FICC netting member defaults on its obligations. However, we believe that the risk is minimal due to the FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
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
As of June 30, 2019, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $4.4 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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

As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of June 30, 2019, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the exchange or a central clearing member defaults on its obligations. However, we believe that the risk is minimal due to initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
TBA Dollar Roll Transactions
TBA dollar roll transactions used to finance the purchase of Agency RMBS represent a form of off-balance sheet financing accounted for as derivative instruments. (See Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q additional details on of our TBA transactions). Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of June 30, 2019, we had a net long TBA position with a total market value of $11.2 billion and a net carrying value of $84 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of June 30, 2019, the minimum net capital required was $0.3 million and BES had excess net capital of $604.2 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of June 30, 2019, approximately 94% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
Equity Capital
To the extent we raise additional equity capital, we may use cash proceeds from such transactions to purchase additional investment securities, to make scheduled payments of principal and interest on our funding liabilities and/or for other general corporate purposes.  There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Notes 10 and 11 to our Consolidated Financial Statements in this Form 10-Q for further details regarding equity capital transactions.

OFF-BALANCE SHEET ARRANGEMENTS

As of June 30, 2019, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2019, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques to mitigate the influence of interest rate changes on our net interest income and fluctuations of our tangible net book value. The principal instruments that we use to hedge our interest rate risk are interest rate swaps, swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. Our hedging techniques are highly complex and are partly based on assumed levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses on such transactions and adversely affect our cash flow.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of June 30, 2019 and December 31, 2018 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2019 and December 31, 2018.
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

Interest Rate Sensitivity [1,2]
	June 30, 2019		December 31, 2018
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	-1.0%	-11.7%	-0.7%	-7.3%
-50 Basis Points	-0.3%	-3.9%	-0.1%	-1.0%
+50 Basis Points	-0.1%	-1.4%	-0.3%	-3.1%
+100 Basis Points	-0.7%	-8.6%	-0.9%	-9.3%
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
As of June 30, 2019 and December 31, 2018, our investment securities (excluding TBAs) had a weighted average projected CPR of 12.4% and 7.9%, respectively, and a weighted average yield of 3.21% and 3.31%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down by 50 and 100 basis points.

Interest Rate Sensitivity [1]
	June 30, 2019		December 31, 2018
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	21.6%	2.88%	14.1%	3.15%
-50 Basis Points	17.0%	3.03%	10.3%	3.25%
Actual as of Period End	12.4%	3.21%	7.9%	3.31%
+50 Basis Points	8.9%	3.29%	6.5%	3.33%
+100 Basis Points	6.9%	3.35%	5.7%	3.38%
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
The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2019 and December 31, 2018 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.4 and 5.6 years as of June 30, 2019 and December 31, 2018, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity of mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	June 30, 2019		December 31, 2018
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-25 Basis Points	+1.1%	+12.5%	+1.4%	+14.3%
-10 Basis Points	+0.4%	+5.0%	+0.6%	+5.7%
+10 Basis Points	-0.4%	-5.0%	-0.6%	-5.7%
+25 Basis Points	-1.1%	-12.5%	-1.4%	-14.3%
________________________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  As of June 30, 2019, we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $4.4 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
Credit Risk
Our credit sensitive investments, such as CRT and non-Agency securities, expose us to the risk of nonpayment of principal, interest or other remuneration we are contractually entitled to. We are also exposed to credit risk in the event our repurchase agreement counterparties default on their obligations to resell the underlying collateral back to us at the end of the repo term or in the event our derivative counterparties do not perform under the terms of our derivative agreements.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding amounts cleared through a central clearing exchange, as of June 30, 2019, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 4% of our tangible stockholders' equity and less than 1% of tangible stockholders' equity related to our interest rate swap and swaption agreements.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
AGNC is a named party to three stockholder derivative lawsuits filed against certain of our current and former directors and officers, and ACAS, LLC (f/k/a American Capital, Ltd.) and certain of its affiliates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  To avoid the ongoing costs and burdens of litigation and without admitting liability or wrongdoing, on June 11, 2019, the named defendants reached an agreement with the plaintiff in the matter called H&N Management Group & Aff Cos. Frozen Money Pension Plan v. Couch, et al., pending in the Chancery Court for the State of Delaware (the “Delaware Court”), to settle the claims against them pursuant to the Stipulation and Agreement of Compromise, Settlement and Release filed with the Delaware Court (the “Stipulation”).  The Stipulation provides for an aggregate payment of $35.5 million to the Company on behalf of all defendants, which will be reduced by, among other things, any amounts awarded by the Delaware Court for plaintiff attorneys fees.  The Stipulation also provides for a release from liability of the Company and the defendants and certain of their respective affiliates. The settlement is subject to, among other things, final approval by the Delaware Court and dismissal with prejudice of the other stockholder derivative litigation pending in the United States District Court for the District of Maryland.  The Delaware Court has set a final approval hearing for October 15, 2019. The above description of the Stipulation is qualified in its entirety by reference to the Stipulation and the Amended Notice of Pendency of Derivative Action, Proposed Settlement of Derivative Action, Settlement Hearing and Right to Appear, each of which is available on the investors page of our website at: ir.agnc.com.

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
* 10    Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed April 19, 2019.
14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 18, 2019, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	August 5, 2019

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 5, 2019