Form 10-Q
period 2019-09-30
AGNC Investment Corp.
filed 2019-11-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2019
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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	AGNC	The Nasdaq Global Select Market
Depositary shares of 7.750% Series B Cumulative Redeemable Preferred Stock	AGNCB	The Nasdaq Global Select Market
Depositary shares of 7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCN	The Nasdaq Global Select Market
Depositary shares of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCM	The Nasdaq Global Select Market
Depositary shares of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCO	The Nasdaq Global Select Market

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2019 was 540,917,953.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2019	December 31, 2018
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $93,688 and $78,619, respectively)	$98,577	$82,291
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	393	436
Credit risk transfer securities, at fair value (including pledged securities of $358 and $141, respectively)	1,134	1,012
Non-Agency securities, at fair value (including pledged securities of $0 and $45, respectively)	579	548
U.S. Treasury securities, at fair value (including pledged securities of $162 and $0, respectively)	215	46
Cash and cash equivalents	906	921
Restricted cash	734	599
Derivative assets, at fair value	175	273
Receivable for investment securities sold (pledged securities)	105	489
Receivable under reverse repurchase agreements	6,093	21,813
Goodwill	526	526
Other assets	324	287
Total assets	$109,761	$109,241
Liabilities:
Repurchase agreements	$90,612	$75,717
Debt of consolidated variable interest entities, at fair value	238	275
Payable for investment securities purchased	3,094	1,204
Derivative liabilities, at fair value	22	84
Dividends payable	100	106
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	5,114	21,431
Accounts payable and other liabilities	368	518
Total liabilities	99,548	99,335
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $735 and $500, respectively	711	484
Common stock - $0.01 par value; 900 shares authorized; 540.9 and 536.3 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,888	13,793
Retained deficit	(4,473)	(3,433)
Accumulated other comprehensive income (loss)	82	(943)
Total stockholders' equity	10,213	9,906
Total liabilities and stockholders' equity	$109,761	$109,241
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest income:
Interest income	$676	$500	$2,074	$1,345
Interest expense	557	312	1,668	755
Net interest income	119	188	406	590
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	89	(40)	281	(116)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	355	(363)	2,174	(980)
Gain (loss) on derivative instruments and other securities, net	(548)	430	(2,986)	1,466
Management fee income	—	46	—	54
Total other gain (loss), net:	(104)	73	(531)	424
Expenses:
Compensation and benefits	10	14	31	34
Other operating expense	9	31	27	47
Total operating expense	19	45	58	81
Net income (loss)	(4)	216	(183)	933
Dividend on preferred stock	13	9	36	27
Net income (loss) available (attributable) to common stockholders	$(17)	$207	$(219)	$906

Net income (loss)	$(4)	$216	$(183)	$933
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	246	(193)	1,025	(959)
Comprehensive income (loss)	242	23	842	(26)
Dividend on preferred stock	13	9	36	27
Comprehensive income (loss) available (attributable) to common stockholders	$229	$14	$806	$(53)

Weighted average number of common shares outstanding - basic	546.4	462.3	540.3	419.8
Weighted average number of common shares outstanding - diluted	546.4	462.7	540.3	420.1
Net income (loss) per common share - basic	$(0.03)	$0.45	$(0.41)	$2.16
Net income (loss) per common share - diluted	$(0.03)	$0.45	$(0.41)	$2.16
Dividends declared per common share	$0.48	$0.54	$1.52	$1.62
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, June 30, 2018	$484	434.1	$4	$11,964	$(2,299)	$(1,111)	$9,042
Net income	—	—	—	—	216	—	216
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(193)	(193)
Stock-based compensation	—	—	—	5	—	—	5
Issuance of common stock, net of offering cost	—	43.7	1	816	—	—	817
Preferred dividends declared	—	—	—	—	(9)	—	(9)
Common dividends declared	—	—	—	—	(251)	—	(251)
Balance, September 30, 2018	$484	477.8	$5	$12,785	$(2,343)	$(1,304)	$9,627

Balance, June 30, 2019	$711	547.8	$5	$13,988	$(4,194)	$(164)	$10,346
Net loss	—	—	—	—	(4)	—	(4)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	246	246
Stock-based compensation	—	—	—	3	—	—	3
Repurchase of common stock	—	(6.9)	—	(103)	—	—	(103)
Preferred dividends declared	—	—	—	—	(13)	—	(13)
Common dividends declared	—	—	—	—	(262)	—	(262)
Balance, September 30, 2019	$711	540.9	$5	$13,888	$(4,473)	$82	$10,213

Balance, December 31, 2017	$484	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
Net income	—	—	—	—	933	—	933
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(959)	(959)
Stock-based compensation	—	—	—	8	—	—	8
Issuance of common stock, net of offering cost	—	86.5	1	1,604	—	—	1,605
Preferred dividends declared	—	—	—	—	(27)	—	(27)
Common dividends declared	—	—	—	—	(687)	—	(687)
Balance, September 30, 2018	$484	477.8	$5	$12,785	$(2,343)	$(1,304)	$9,627

Balance, December 31, 2018	$484	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net loss	—	—	—	—	(183)	—	(183)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	1,025	1,025
Stock-based compensation	—	0.1	—	8	—	—	8
Issuance of preferred stock, net of offering cost	227.0	—	—	—	—	—	227
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Repurchase of common stock	—	(6.9)	—	(103)	—	—	(103)
Preferred dividends declared	—	—	—	—	(36)	—	(36)
Common dividends declared	—	—	—	—	(821)	—	(821)
Balance, September 30, 2019	$711	540.9	$5	$13,888	$(4,473)	$82	$10,213
Amounts may not total due to rounding.
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2019	2018
Operating activities:
Net income (loss)	$(183)	$933
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	517	224
Amortization of intangible assets	—	25
Stock-based compensation	8	5
(Gain) loss on sale of investment securities, net	(281)	116
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(2,174)	980
(Gain) loss on derivative instruments and other securities, net	2,986	(1,466)
Increase in other assets	(35)	(71)
Increase (decrease) in accounts payable and other accrued liabilities	(31)	94
Net cash provided by operating activities	807	840
Investing activities:
Purchases of Agency mortgage-backed securities	(37,199)	(29,615)
Purchases of credit risk transfer and non-Agency securities	(1,233)	(1,051)
Proceeds from sale of Agency mortgage-backed securities	17,620	6,696
Proceeds from sale of credit risk transfer and non-Agency securities	1,130	483
Principal collections on Agency mortgage-backed securities	8,508	5,317
Principal collections on credit risk transfer and non-Agency securities	15	9
Payments on U.S. Treasury securities	(26,169)	(7,119)
Proceeds from U.S. Treasury securities	8,313	12,381
Net proceeds from (payments on) reverse repurchase agreements	16,014	(5,175)
Net proceeds from (payments on) derivative instruments	(1,990)	1,087
Net proceeds from other investing activity	—	30
Net cash used in investing activities	(14,991)	(16,957)
Financing activities:
Proceeds from repurchase arrangements	3,251,916	1,299,744
Payments on repurchase agreements	(3,237,021)	(1,284,306)
Payments on debt of consolidated variable interest entities	(42)	(63)
Net proceeds from preferred stock issuance	227	—
Net proceeds from common stock issuance	190	1,605
Payments for common stock repurchases	(103)	—
Cash dividends paid	(863)	(699)
Net cash provided by financing activities	14,304	16,281
Net change in cash, cash equivalents and restricted cash	120	164
Cash, cash equivalents and restricted cash at beginning of period	1,520	1,363
Cash, cash equivalents and restricted cash at end of period	$1,640	$1,527
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
We invest primarily in Agency residential mortgage-backed securities ("Agency RMBS") for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise ("GSE") or a U.S. Government agency. We also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency, and in other investments in, or related to, the housing, mortgage or real estate markets. We fund our investments primarily through borrowings structured as repurchase agreements.

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
Reverse Repurchase Agreements and Obligation to Return Securities Borrowed under Reverse Repurchase Agreements
We borrow securities to cover short sales of U.S. Treasury securities through reverse repurchase transactions under our master repurchase agreements (see Derivative Instruments below). We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on the balance sheet based on the value of the underlying borrowed securities as of the reporting date. We may also enter into reverse repurchase agreements to earn a yield on excess cash balances. The securities received as collateral in connection with our reverse repurchase agreements mitigate our credit risk exposure to counterparties. Our reverse repurchase agreements typically have maturities of 30 days or less. The fair value of our reverse repurchase agreements is assumed to equal cost as the interest rates are considered to be at market.
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

Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate ("payer swaps") based on a short-term benchmark rate, such as the three-month London Interbank Offered Rate ("LIBOR"), Overnight Index Swap Rate ("OIS") or Secured Overnight Financing Rate ("SOFR"). Our interest rate swaps typically have terms from one to 10 years but may extend up to 20 years or more. The majority of our interest rate swaps are centrally cleared through a registered commodities exchange. We value centrally cleared interest rate swaps using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including current benchmark rates and the forward yield curve. Our centrally cleared swaps require that we post an "initial margin" amount determined by the clearing exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.
We value non-centrally cleared swaps using a combination of third-party valuations obtained from pricing services and the swap counterparty. The third-party valuations are model-driven using observable inputs, including short-term benchmark rates, swap rates and the forward yield curve. We also consider both our own and our counterparties' nonperformance risk in estimating the fair value of our interest rate swaps. In considering the effect of nonperformance risk, we assess the impact of netting and credit enhancements, such as collateral postings and guarantees, and have concluded that our own and our counterparty risk is not significant to the overall valuation of these agreements.
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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under ASU 2016-13, credit losses on available-for-sale investment securities are recorded as an allowance rather than as a direct reduction of amortized cost. Remaining losses unrelated to credit loss, such as due to changing interest rates, continue to be recorded through OCI. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019, with early adoption permitted for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2018. ASU 2016-13 is not expected to have a significant impact on our consolidated financial statements.

Note 4. Investment Securities
As of September 30, 2019 and December 31, 2018, our investment portfolio consisted of $100.7 billion and $84.3 billion of investment securities, at fair value, respectively, and $1.9 billion and $7.3 billion of net TBA securities, at fair value, respectively. Our net TBA position is reported at its net carrying value of $47 million and $70 million as of September 30, 2019 and December 31, 2018, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of September 30, 2019 and December 31, 2018, our investment securities had a net unamortized premium balance of $3.1 billion and $2.9 billion, respectively.
The following tables summarize our investment securities as of September 30, 2019 and December 31, 2018, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	September 30, 2019		December 31, 2018
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$96,259	$98,090	$83,047	$81,753
Adjustable rate	171	174	212	213
CMO	482	490	588	583
Interest-only and principal-only strips	152	176	172	178
Multifamily	37	40	—	—
Total Agency RMBS	97,101	98,970	84,019	82,727
Non-Agency RMBS	194	209	264	266
CMBS	345	370	280	282
CRT securities	1,123	1,134	1,006	1,012
Total investment securities	$98,763	$100,683	$85,569	$84,287

	September 30, 2019
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$15,033	$4,989	$20	$—	$—	$—	$20,042
Unamortized discount	(12)	(2)	—	—	—	—	(14)
Unamortized premium	731	284	—	—	—	—	1,015
Amortized cost	15,752	5,271	20	—	—	—	21,043
Gross unrealized gains	142	29	1	—	—	—	172
Gross unrealized losses	(60)	(30)	—	—	—	—	(90)
Total available-for-sale securities, at fair value	15,834	5,270	21	—	—	—	21,125
Securities remeasured at fair value through earnings:
Par value	42,642	31,305	—	204	340	1,096	75,587
Unamortized discount	(64)	(2)	—	(10)	(2)	(2)	(80)
Unamortized premium	1,179	997	—	1	7	29	2,213
Amortized cost	43,757	32,300	—	195	345	1,123	77,720
Gross unrealized gains	1,095	729	—	14	25	17	1,880
Gross unrealized losses	(21)	(15)	—	—	—	(6)	(42)
Total securities remeasured at fair value through earnings	44,831	33,014	—	209	370	1,134	79,558
Total securities, at fair value	$60,665	$38,284	$21	$209	$370	$1,134	$100,683
Weighted average coupon as of September 30, 2019	3.72%	3.78%	3.83%	4.06%	4.57%	5.18%	3.76%
Weighted average yield as of September 30, 2019 [1]	3.06%	3.07%	2.09%	4.45%	4.36%	3.68%	3.08%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 13.4% based on forward rates as of September 30, 2019.

	December 31, 2018
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$17,591	$5,673	$25	$6	$—	$—	$23,295
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	912	343	—	—	—	—	1,255
Amortized cost	18,493	6,014	25	6	—	—	24,538
Gross unrealized gains	4	2	1	—	—	—	7
Gross unrealized losses	(686)	(264)	—	—	—	—	(950)
Total available-for-sale securities, at fair value	17,811	5,752	26	6	—	—	23,595
Securities remeasured at fair value through earnings:
Par value	39,453	18,428	—	268	281	968	59,398
Unamortized discount	(78)	(9)	—	(10)	(6)	—	(103)
Unamortized premium	1,055	638	—	—	5	38	1,736
Amortized cost	40,430	19,057	—	258	280	1,006	61,031
Gross unrealized gains	223	57	—	2	3	18	303
Gross unrealized losses	(386)	(243)	—	—	(1)	(12)	(642)
Total securities remeasured at fair value through earnings	40,267	18,871	—	260	282	1,012	60,692
Total securities, at fair value	$58,078	$24,623	$26	$266	$282	$1,012	$84,287
Weighted average coupon as of December 31, 2018	3.82%	3.87%	3.37%	3.83%	4.58%	5.86%	3.86%
Weighted average yield as of December 31, 2018 [1]	3.28%	3.28%	2.04%	4.22%	4.68%	5.16%	3.31%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 7.9% based on forward rates as of December 31, 2018.

As of September 30, 2019 and December 31, 2018, our investments in CRT and non-Agency securities had the following credit ratings:

	September 30, 2019			December 31, 2018
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$38	$—	$160	$52
AA	—	84	237	—	17	152
A	5	26	28	17	33	15
BBB	21	70	57	25	43	53
BB	569	17	10	492	8	10
B	443	5	—	453	2	—
Not Rated	96	7	—	25	3	—
Total	$1,134	$209	$370	$1,012	$266	$282
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of September 30, 2019, our CRT securities had floating and fixed rate coupons ranging from 2.7% to 8.4%, referenced to loans originated between 2011 and 2019 with weighted average coupons ranging from 3.7% to 5.1%. As of December 31, 2018, our CRT securities had floating rate coupons ranging from 3.9% to 9.5%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.8% to 4.8%.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of September 30, 2019 and December 31, 2018, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 13.4% and 7.9%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2019 and December 31, 2018 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2019				December 31, 2018
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$7,108	$6,965	3.92%	3.12%	$1,690	$1,716	3.99%	2.64%
> 3 years and ≤ 5 years	18,359	17,934	3.81%	3.14%	5,518	5,586	3.35%	2.73%
> 5 years and ≤10 years	75,057	73,711	3.73%	3.06%	72,503	73,588	3.92%	3.37%
> 10 years	159	153	3.61%	3.48%	4,576	4,679	3.57%	3.30%
Total	$100,683	$98,763	3.76%	3.08%	$84,287	$85,569	3.86%	3.31%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2019 and December 31, 2018 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2019	$10	$(1)	$9,651	$(89)	$9,661	$(90)
December 31, 2018	$4,783	$(72)	$18,231	$(878)	$23,014	$(950)
We did not recognize OTTI charges on our investment securities classified as available-for-sale during the periods presented on our consolidated statements of operations. As of the end of each respective reporting period, a decision had not been made to sell securities in an unrealized loss position and we did not believe it was more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. The unrealized losses on our securities were not due to credit losses given the GSE or U.S. Government agency guarantees, but rather were due to changes in interest rates and prepayment expectations. However, as we continue to actively manage our portfolio, we may recognize additional realized losses on our investment securities upon selecting specific securities to sell.
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2019 and 2018 by investment classification of accounting (in millions):

	Three Months Ended September 30,
	2019			2018
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(7,080)	$(7,080)	$(1,965)	$(1,039)	$(3,004)
Proceeds from investment securities sold [1]	—	7,169	7,169	1,929	1,035	2,964
Net gain (loss) on sale of investment securities	$—	$89	$89	$(36)	$(4)	$(40)

Gross gain on sale of investment securities	$—	$90	$90	$1	$2	$3
Gross loss on sale of investment securities	—	(1)	(1)	(37)	(6)	(43)
Net gain (loss) on sale of investment securities	$—	$89	$89	$(36)	$(4)	$(40)

	Nine Months Ended September 30,
	2019			2018
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(705)	$(19,411)	$(20,116)	$(3,801)	$(4,017)	$(7,818)
Proceeds from investment securities sold [1]	696	19,701	20,397	3,746	3,956	7,702
Net gain (loss) on sale of investment securities	$(9)	$290	$281	$(55)	$(61)	$(116)

Gross gain on sale of investment securities	$—	$294	$294	$6	$12	$18
Gross loss on sale of investment securities	(9)	(4)	(13)	(61)	(73)	(134)
Net gain (loss) on sale of investment securities	$(9)	$290	$281	$(55)	$(61)	$(116)
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.
Consolidated Variable Interest Entities
As of September 30, 2019 and December 31, 2018, our consolidated financial statements reflect the consolidation of certain variable interest entities ("VIEs") for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.

Note 5. Repurchase Agreements and Other Debt
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2019, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
As of September 30, 2019 and December 31, 2018, we had $90.6 billion and $75.7 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2019 and December 31, 2018 (dollars in millions):

	September 30, 2019			December 31, 2018
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$51,651	2.56%	10	$48,533	2.88%	9
> 1 to ≤ 3 months	14,886	2.28%	56	20,991	2.57%	56
> 3 to ≤ 6 months	17,044	2.41%	102	2,218	2.65%	167
> 6 to ≤ 9 months	4,118	2.43%	201	200	3.19%	208
> 9 to ≤ 12 months	—	—%	—	950	2.80%	279
> 12 to ≤ 24 months	925	2.66%	464	2,200	2.91%	438
> 24 to ≤ 36 months	1,600	2.50%	914	625	3.11%	776
Total Agency repo	90,224	2.48%	64	75,717	2.79%	49
U.S. Treasury repo:
> 1 day to ≤ 1 month	388	2.17%	1	—	—%	—
Total	$90,612	2.48%	64	$75,717	2.79%	49

As of September 30, 2019 and December 31, 2018, $10.3 billion and $19.5 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of September 30, 2019, we had $4.0 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 81 days and a weighted average interest rate of 2.43%. As of December 31, 2018 we had $10.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 9 days and a weighted average interest rate of 2.90%. As of September 30, 2019 and December 31, 2018, 40% and 35%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 39% and 33% of our repurchase agreement funding outstanding as of September 30, 2019 and December 31, 2018, respectively.
Reverse Repurchase Agreements
As of September 30, 2019 and December 31, 2018, we had $6.1 billion and $21.8 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $5.1 billion and $21.4 billion, respectively. As of September 30, 2019 and December 31, 2018, $5.0 billion and $4.5 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.
Other Debt
As of September 30, 2019 and December 31, 2018, we had debt of consolidated VIEs, at fair value, of $238 million and $275 million, respectively, which had a weighted average interest rate of LIBOR plus 43 and 40 basis points, respectively, and an estimated weighted average life of 5.4 years and 6.1 years, respectively.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2019 and December 31, 2018 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2019	December 31, 2018
Interest rate swaps	Derivative assets, at fair value	$17	$126
Swaptions	Derivative assets, at fair value	74	37
TBA securities	Derivative assets, at fair value	67	110
U.S. Treasury futures - short	Derivative assets, at fair value	17	—
Total derivative assets, at fair value		$175	$273

Interest rate swaps	Derivative liabilities, at fair value	$(2)	$—
TBA securities	Derivative liabilities, at fair value	(20)	(40)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(44)
Total derivative liabilities, at fair value		$(22)	$(84)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$215	$46
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(5,114)	(21,431)
Total U.S. Treasury securities, net at fair value		$(4,899)	$(21,385)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2019 and December 31, 2018 (dollars in millions):

	September 30, 2019				December 31, 2018
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$62,900	1.37%	1.98%	1.8	$19,900	1.63%	2.62%	1.3
> 3 to ≤ 5 years	9,850	1.17%	1.90%	4.0	8,425	2.06%	2.61%	4.0
> 5 to ≤ 7 years	4,300	1.28%	1.94%	6.5	7,875	2.66%	2.66%	6.1
> 7 to ≤ 10 years	3,700	1.42%	2.01%	8.7	10,550	2.36%	2.64%	8.8
> 10 years	1,025	1.69%	2.12%	16.2	4,875	2.77%	2.63%	11.6
Total	$81,775	1.35%	1.98%	2.8	$51,625	2.11%	2.63%	5.0

________________________________

1.	As of December 31, 2018, notional amount includes forward starting swaps of $5.7 billion with an average forward start date of 0.5 years.

2.	Average fixed pay rate as of December 31, 2018 includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.98% as of December 31, 2018.

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	September 30, 2019	December 31, 2018
OIS	79%	—%
3M LIBOR	14%	100%
SOFR	7%	—%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
September 30, 2019
≤ 1 year	$99	$27	9	$3,950	2.40%	3M	9.0
> 1 year ≤ 2 years	77	47	17	4,700	2.39%	3M	10.0
Total	$176	$74	13	$8,650	2.39%	3M	9.5

December 31, 2018
≤ 1 year	$80	$23	4	$3,000	2.96%	3M	7.0
> 1 year ≤ 2 years	18	14	18	500	2.78%	3M	10.0
Total	$98	$37	6	$3,500	2.93%	3M	7.4

________________________________

1.
As of September 30, 2019 and December 31, 2018, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	September 30, 2019			December 31, 2018
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$198	$199	$204	$(703)	$(706)	$(713)
7 years	—	—	—	(14,357)	(14,325)	(14,410)
10 years	(4,622)	(4,707)	(5,103)	(6,240)	(6,224)	(6,262)
Total U.S. Treasury securities	$(4,424)	$(4,508)	$(4,899)	$(21,300)	$(21,255)	$(21,385)

________________________________

1.
As of September 30, 2019 and December 31, 2018, our short U.S. Treasury securities had a weighted average yield of 2.67% and 2.66%, respectively, and our long U.S. Treasury securities had a weighted average yield of 2.21% and 2.98%, respectively.

U.S. Treasury Futures	September 30, 2019				December 31, 2018
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,000)	$(1,320)	$(1,303)	$17	$(1,650)	$(1,969)	$(2,013)	$(44)

________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2019				December 31, 2018
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$195	$196	$197	$1	$—	$—	$—	$—
3.0%	1,096	1,122	1,120	(2)	567	557	566	9
3.5%	330	343	341	(2)	1,706	1,708	1,726	18
4.0%	150	156	156	—	1,350	1,370	1,381	11
Total 15-Year TBA securities	1,771	1,817	1,814	(3)	3,623	3,635	3,673	38
30-Year TBA securities:
≤3.0%	6,994	7,008	7,054	46	1,028	981	1,003	22
3.5%	(4,050)	(4,158)	(4,155)	3	(2,979)	(2,943)	(2,977)	(34)
4.0%	(3,170)	(3,291)	(3,290)	1	3,030	3,073	3,089	16
≥ 4.5%	422	444	444	—	2,450	2,506	2,534	28
Total 30-Year TBA securities, net	196	3	53	50	3,529	3,617	3,649	32
Total TBA securities, net	$1,967	$1,820	$1,867	$47	$7,152	$7,252	$7,322	$70

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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2019 and 2018 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2019:
TBA securities, net	$11,043	24,305	(33,381)	$1,967	$144
Interest rate swaps	$74,950	82,625	(75,800)	$81,775	(482)
Payer swaptions	$4,400	4,500	(250)	$8,650	(19)
Receiver swaptions	$—	(175)	175	$—	—
U.S. Treasury securities - short position	$(7,245)	(98)	2,710	$(4,633)	(154)
U.S. Treasury securities - long position	$1,134	353	(1,278)	$209	5
U.S. Treasury futures contracts - short position	$(1,650)	(1,000)	1,650	$(1,000)	(40)
					$(546)
Three months ended September 30, 2018:
TBA securities, net	$19,805	55,702	(66,233)	$9,274	$(56)
Interest rate swaps	$47,875	2,150	(1,350)	$48,675	282
Payer swaptions	$5,600	—	—	$5,600	30
U.S. Treasury securities - short position	$(13,394)	(4,402)	1,583	$(16,213)	150
U.S. Treasury securities - long position	$—	792	(682)	$110	—
U.S. Treasury futures contracts - short position	$(1,650)	(1,650)	1,650	$(1,650)	21
					$427

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Nine months ended September 30, 2019:
TBA securities, net	$7,152	70,606	(75,791)	$1,967	$390
Interest rate swaps	$51,625	152,975	(122,825)	$81,775	(2,097)
Payer swaptions	$3,500	7,150	(2,000)	$8,650	(71)
Receiver swaptions	$—	(175)	175	$—	—
U.S. Treasury securities - short position	$(21,345)	(7,404)	24,116	$(4,633)	(1,084)
U.S. Treasury securities - long position	$45	1,776	(1,612)	$209	11
U.S. Treasury futures contracts - short position	$(1,650)	(4,300)	4,950	$(1,000)	(128)
					$(2,979)
Nine months ended September 30, 2018:
TBA securities, net	$15,474	163,777	(169,977)	$9,274	$(362)
Interest rate swaps	$43,700	9,800	(4,825)	$48,675	1,161
Payer swaptions	$6,650	1,100	(2,150)	$5,600	155
U.S. Treasury securities - short position	$(10,699)	(10,693)	5,179	$(16,213)	397
U.S. Treasury securities - long position	$—	1,841	(1,731)	$110	—
U.S. Treasury futures contracts - short position	$(2,910)	(6,209)	7,469	$(1,650)	104
					$1,455
________________________________

1.	Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
As of September 30, 2019, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 4% of our tangible stockholders' equity (measured as the excess of the value of collateral pledged over the amount of our repurchase liabilities). As of September 30, 2019, approximately 11% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2019 and December 31, 2018 (in millions):

	September 30, 2019
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$93,333	$393	$423	$198	$94,347
CRT - fair value	358	—	—	—	358
Non-Agency - fair value	—	—	—	—	—
U.S. Treasury securities - fair value	671	—	—	33	704
Accrued interest on pledged securities	277	1	1	1	280
Restricted cash and cash equivalents	180	—	551	—	731
Total	$94,819	$394	$975	$232	$96,420

	December 31, 2018
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$78,997	$436	$174	$133	$79,740
CRT - fair value	141	—	—	—	141
Non-Agency - fair value	45	—	—	—	45
U.S. Treasury securities - fair value	437	—	—	—	437
Accrued interest on pledged securities	246	1	1	—	248
Restricted cash and cash equivalents	77	—	522	—	599
Total	$79,943	$437	$697	$133	$81,210

________________________________

1.	Includes repledged assets received as collateral from counterparties.

2.	Includes $161 million and $163 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2019 and December 31, 2018, respectively.

3.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.
Securities transferred to our consolidated VIEs can only be used to settle the obligations of each respective VIE. However, we may pledge our retained interests in our consolidated VIEs as collateral under our repurchase agreements and derivative contracts. Please refer to Note 4 for additional information regarding our consolidated VIEs.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2019 and December 31, 2018 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	September 30, 2019			December 31, 2018
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$53,407	$52,325	$156	$49,944	$50,654	$156
> 30 and ≤ 60 days	10,087	9,915	30	14,586	14,810	46
> 60 and ≤ 90 days	5,603	5,517	17	7,770	7,843	24
> 90 days	24,757	24,264	74	6,882	7,079	21
Total	$93,854	$92,021	$277	$79,182	$80,386	$247
________________________________

1.	Includes $161 million and $163 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2019 and December 31, 2018, respectively.

2.	Excludes $542 million and $437 million of repledged U.S. Treasury securities received as collateral from counterparties as of September 30, 2019 and December 31, 2018, respectively.
Assets Pledged from Counterparties
As of September 30, 2019 and December 31, 2018, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2019				December 31, 2018
Assets Pledged to AGNC [1]	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value	$6,067	$—	$8	$6,075	$21,876	$35	$37	$21,948
Cash	—	63	11	74	—	129	—	129
Total	$6,067	$63	$19	$6,149	$21,876	$164	$37	$22,077
________________________________

1.	Includes $542 million and $437 million of repledged U.S. Treasury securities received as collateral from counterparties as of September 30, 2019 and December 31, 2018, respectively.
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
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2019 and December 31, 2018 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2019
Interest rate swap and swaption agreements, at fair value [1]	$91	$—	$91	$(1)	$(63)	$27
TBA securities, at fair value	67	—	67	(20)	—	47
Receivable under reverse repurchase agreements	6,093	—	6,093	(6,093)	—	—
Total	$6,251	$—	$6,251	$(6,114)	$(63)	$74

December 31, 2018
Interest rate swap and swaption agreements, at fair value [1]	$163	$—	$163	$—	$(158)	$5
TBA securities, at fair value	110	—	110	(40)	—	70
Receivable under reverse repurchase agreements	21,813	—	21,813	(17,236)	(4,575)	2
Total	$22,086	$—	$22,086	$(17,276)	$(4,733)	$77

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2019
Interest rate swap agreements, at fair value [1]	$2	$—	$2	$(1)	$(1)	$—
TBA securities, at fair value	20	—	20	(20)	—	—
Repurchase agreements	90,612	—	90,612	(6,093)	(84,519)	—
Total	$90,634	$—	$90,634	$(6,114)	$(84,520)	$—

December 31, 2018
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	40	—	40	(40)	—	—
Repurchase agreements	75,717	—	75,717	(17,236)	(58,481)	—
Total	$75,757	$—	$75,757	$(17,276)	$(58,481)	$—
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
The validation procedures described above also influence our determination of the appropriate fair value measurement categorization. The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis as of September 30, 2019 and December 31, 2018 based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	September 30, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$98,577	$—	$—	$82,291	$—
Agency securities transferred to consolidated VIEs	—	393	—	—	436	—
Credit risk transfer securities	—	1,134	—	—	1,012	—
Non-Agency securities	—	579	—	—	548	—
U.S. Treasury securities	215	—	—	46	—	—
Interest rate swaps	—	17	—	—	126	—
Swaptions	—	74	—	—	37	—
TBA securities	—	67	—	—	110	—
U.S. Treasury futures	17	—	—	—	—	—
Total	$232	$100,841	$—	$46	$84,560	$—
Liabilities:
Debt of consolidated VIEs	$—	$238	$—	$—	$275	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	5,114	—	—	21,431	—	—
Interest rate swaps	—	2	—	—	—	—
TBA securities	—	20	—	—	40	—
U.S. Treasury futures	—	—	—	44	—	—
Total	$5,114	$260	$—	$21,475	$315	$—

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

Note 9. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing net income (loss) available (attributable) to common stockholders by the sum of our weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued time and performance-based restricted stock units (collectively "RSUs") outstanding for the respective period. Diluted earnings per common share includes the impact of dilutive potential common shares outstanding during the period using the treasury stock method. Dilutive potential common shares include unvested RSUs. Vested and unvested RSUs outstanding were granted under our long-term incentive program to employees and non-employee Board of Directors. The following table presents the computations of basic and diluted net income per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Weighted average number of common shares issued and outstanding	546.0	462.2	539.9	419.7
Weighted average number of fully vested RSUs outstanding	0.4	0.1	0.4	0.1
Weighted average number of common shares outstanding - basic	546.4	462.3	540.3	419.8
Weighted average number of dilutive unvested RSUs outstanding	—	0.4	—	0.3
Weighted average number of common shares outstanding - diluted	546.4	462.7	540.3	420.1
Net income (loss) available (attributable) to common stockholders	$(17)	$207	$(219)	$906
Net income (loss) per common share - basic	$(0.03)	$0.45	$(0.41)	$2.16
Net income (loss) per common share - diluted	$(0.03)	$0.45	$(0.41)	$2.16

For the three and nine months ended September 30, 2019, 0.7 million and 0.6 million, respectively, of potentially dilutive RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for such periods.
Note 10. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2019 and December 31, 2018, 8,050 shares were designated as 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and 13,800 shares were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series C Preferred Stock"). During March 2019, we designated an additional 9,400 shares as 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series D Preferred Stock"). Each share of Series B, C, and D Preferred Stock is represented by 1,000 depositary shares.
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
The following is a summary of our preferred stock issued and outstanding as of September 30, 2019 (dollars and shares in millions). Please see Note 11, Subsequent Events, for additional information related to our preferred stock.

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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock through June 14, 2021. During the three months ended September 30, 2019 and September 30, 2018 we did not sell any shares of common stock under the sales agreements. During the nine months ended September 30, 2019, we sold 11.4 million shares of our common stock under the sales agreements for proceeds of $190 million, or $16.67 per common share, net of offering costs. During the nine months ended September 30, 2018, we sold 8.3 million shares of our common stock under the sales agreements for proceeds of $155 million, or $18.73 per common share, net of offering costs. As of September 30, 2019, shares of our common stock with an aggregate offering price of $466 million remained authorized for issuance under this program.
Common Stock Repurchase Program
In July 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. During the three months ended September 30, 2019, we repurchased 6.9 million shares, or $103 million, of our common stock for an average repurchase price of $14.90 per common share, inclusive of transaction costs. As of September 30, 2019, we had $0.9 billion of common stock remaining available for repurchase.
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
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2019	2018	2019	2018
Beginning Balance	$(164)	$(1,111)	$(943)	$(345)
OCI before reclassifications	246	(229)	1,016	(1,014)
(Gain) loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities	—	36	9	55
Ending Balance	$82	$(1,304)	$82	$(1,304)

Note 11. Subsequent Events
Preferred Stock Offering
On October 3, 2019, we issued $403 million, or 16.1 million depositary shares, of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series E Preferred Stock"), for net proceeds of $390 million. Each depositary share represents a 1/1,000th interest in a share of Series E Preferred Stock. At the conclusion of the Series E fixed rate period on October 15, 2024, the Series E Preferred Stock dividend will accrue at a floating rate equal to three-month LIBOR plus a spread of 4.993% per annum, and commencing on such date, the Series E Preferred Stock is redeemable at our option at the liquidation preference of $25.00 per depositary share, plus any accrued and unpaid dividends.
Redemption of Preferred Stock
On October 25, 2019, we announced that we will redeem all 7,000 outstanding shares of our Series B Preferred Stock and the corresponding 7.0 million depositary shares, each representing a 1/1,000th interest in a share of the Series B Preferred Stock, on November 26, 2019 (the "Redemption Date"). The Series B Preferred Stock will be redeemed at the redemption amount of

$25.00 per depositary share, plus $0.22066 per depositary share of accrued and unpaid dividends to, but not including, the Redemption Date.
Common Stock Dividend Declaration
On October 10, 2019, our Board of Directors declared a monthly dividend of $0.16 per common share payable on November 12, 2019 to common stockholders of record as of October 31, 2019.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2019. Our MD&A is presented in six sections:

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

Trends and Recent Market Impacts
During the first three quarters of 2019, weaker global economic growth, ongoing trade tensions, and benign inflation indicators led to a sharp decline in U.S. Treasury and swap rates as many major central banks initiated short-term rate cuts and other forms of monetary policy accommodation. Consistent with this slowing global growth, the U.S. Federal Reserve (the "Fed") pivoted sharply from its multi-year campaign of raising short-term interest rates and began lowering short-term rates through 25 basis point rate cuts at each of its July, September, and October 2019 meetings. These cuts represented the first reductions in the federal funds target rate since 2008.
In August 2019, the Fed also suspended the runoff of its U.S. Treasury portfolio and subsequently began redeploying up to $20 billion per month of paydowns from its Agency RMBS portfolio into Treasury securities, with any excess reinvested into Agency RMBS, thus maintaining a larger balance sheet than the market previously expected. Despite the Fed’s more accommodative stance, a confluence of events led to a large spike in overnight repo rates in mid-September of 2019. The pronounced and widely publicized disruption in the repo market prompted the Fed to immediately reinstitute daily open market repurchase operations. These overnight and term operations added significant liquidity to the repo market and quickly reduced funding levels to more normalized levels. Additionally, in mid-October, the Fed announced its plan to purchase approximately $60 billion of Treasury bills per month for at least six months and to upsize its overnight and term open market operations to $120 billion and $45 billion, respectively. Together, these actions could add more than $500 billion of liquidity to the system over the next six months. As such, we expect that the elevated repo funding levels, especially relative to other short-term rates, that AGNC has experienced throughout 2019 will likely begin to abate and return to more normal levels in 2020.
U.S. equities and other risk assets performed well during the first three quarters of the year as the expectations of greater central bank accommodation outweighed concerns over global economic weakness. The performance of Agency RMBS, however, was mixed. Agency RMBS outperformed U.S. Treasury and interest rate swap hedges in the first quarter but underperformed in the second and third quarters due to elevated prepayment concerns and the flattening of the yield curve. Despite spread widening and increased interest rate volatility, tangible net book value per common share remained stable due to our significant holdings of pools with favorable pre-payment characteristics and the positioning of our hedge portfolio. For the first, second and third quarters of 2019, our economic return on tangible common equity was 7.3%, -0.9% and 2.7%, respectively, for a cumulative year-to-date economic return of 9.1%.
Our net spread and dollar roll income was $0.52, $0.49 and $0.59 per common share for the first, second and third quarters of 2019, respectively, excluding "catch-up" premium amortization cost associated with changes in projected CPR estimates. The third quarter improvement in our net spread and dollar roll income, excluding “catch-up” premium amortization cost, was largely due to hedge repositioning, while ongoing elevated repo funding costs and higher amortization expense from faster prepayment expectations due to declining rates negatively impacted earnings.
Our net interest spread, which represents the difference in the yield on our assets (excluding “catch-up” amortization and including TBA securities) and our cost of funds, was 1.06%, 1.00% and 1.31% for the first, second and third quarters of 2019, respectively. Our tangible net book value "at risk" leverage increased to 9.8x as of September 30, 2019, from 9.0x as of December 31, 2018, while our average quarterly “at risk” leverage was 9.3x, 10.0x and 10.0x for the first, second and third quarters of 2019, respectively.
Forecasted CPRs increased during the first three quarters of the year to 13.4% as of September 30, 2019, from 7.9% as of December 31, 2018, as a result of the decline in interest rates. Our actual CPRs also increased over the period, averaging 6.3%, 10.0% and 13.5% for the first, second and third quarters, respectively. These prepayment levels were well below those observed on other generic, higher coupon Agency RMBS due to the favorable prepayment characteristics of the majority of our holdings.
The funding cost associated with our repurchase agreements was largely unchanged for the first two quarters of 2019, averaging 2.64% and 2.62% for the first and second quarters, respectively. In the third quarter, our repo funding cost decreased only 14 basis points, for an average of 2.48% for the third quarter, despite more significant declines in the fed funds target and other short-term benchmark rates. Our total cost of funds, which includes the cost of repurchase agreements, the implied funding costs of TBA securities and periodic interest settlements associated with our interest rate swap hedges, was 2.27%, 2.24% and 1.85% for the first, second and third quarters, respectively.
The notional value of our interest rate hedge portfolio represented 77% of our aggregate funding liabilities as of the end of the first quarter of 2019, down from 94% as of December 31, 2018, in response to the sharp decline in interest rates during the quarter. During the second quarter, material repricing actions in the swap market led us to significantly alter the size and composition of our hedge portfolio to lock-in more attractive funding levels. During the second and third quarters, we increased our swap portfolio through the addition of shorter-dated swaps and correspondingly reduced our U.S. Treasury hedges. We also added payer swaptions, or option-based hedges, to provide incremental protection against extension risk in the event of a sudden rise in interest rates. In aggregate, our interest rate hedge portfolio was 91% and 101% of our funding liabilities as of June 30 and September 30, 2019, respectively. Our duration gap, which is a measure of the mismatch between the interest sensitivity of our assets and liabilities, inclusive of interest rate hedges, remained relatively stable at 0.2, -0.1 and 0.0 years as of the end of the first, second and third quarters of 2019, respectively, despite the significant decline in rates and associated reduction in our asset duration. (For additional information regarding our interest rate and spread sensitivity please refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-Q.)

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2018	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Sept. 30, 2019 vs June 31, 2019		Sept. 30, 2019 vs Dec. 31, 2018
LIBOR:
1-Month	2.26%	2.50%	2.49%	2.40%	2.02%	-0.38	bps	-0.48	bps
3-Month	2.40%	2.81%	2.60%	2.32%	2.09%	-0.23	bps	-0.72	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	2.82%	2.49%	2.26%	1.75%	1.62%	-0.13	bps	-0.87	bps
5-Year U.S. Treasury	2.95%	2.51%	2.23%	1.77%	1.54%	-0.23	bps	-0.97	bps
10-Year U.S. Treasury	3.06%	2.68%	2.41%	2.01%	1.66%	-0.35	bps	-1.02	bps
30-Year U.S. Treasury	3.21%	3.01%	2.81%	2.53%	2.11%	-0.42	bps	-0.90	bps
Interest Rate Swap Rate:
2-Year Swap	2.99%	2.66%	2.38%	1.81%	1.63%	-0.18	bps	-1.03	bps
5-Year Swap	3.07%	2.57%	2.28%	1.77%	1.50%	-0.27	bps	-1.07	bps
10-Year Swap	3.12%	2.71%	2.41%	1.96%	1.56%	-0.40	bps	-1.15	bps
30-Year Swap	3.13%	2.84%	2.58%	2.21%	1.71%	-0.50	bps	-1.13	bps
30-Year Fixed Rate Agency Price:
3.0%	$95.67	$97.54	$99.55	$100.84	$101.51	+$0.67		+$3.97
3.5%	$98.41	$99.95	$101.35	$102.24	$102.58	+$0.34		+$2.63
4.0%	$100.97	$101.94	$102.86	$103.36	$103.77	+$0.41		+$1.83
4.5%	$103.16	$103.53	$104.20	$104.49	$105.29	+$0.80		+$1.76
15-Year Fixed Rate Agency Price:
2.5%	$96.47	$97.70	$99.39	$100.67	$100.85	+$0.18		+$3.15
3.0%	$98.77	$99.80	$100.89	$101.95	$102.21	+$0.26		+$2.41
3.5%	$100.51	$101.23	$102.28	$103.20	$103.42	+$0.22		+$2.19
4.0%	$101.98	$102.34	$103.00	$103.84	$104.08	+$0.24		+$1.74
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of September 30, 2019 and December 31, 2018, our investment portfolio consisted of $100.7 billion and $84.3 billion of investment securities, at fair value, respectively, and $1.9 billion and $7.3 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of September 30, 2019 and December 31, 2018 (dollars in millions):

	September 30, 2019				December 31, 2018
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$7,101	$7,212	3.32%	7%	$7,386	$7,294	3.30%	8%
15-year TBA securities, net [1]	1,817	1,814	3.12%	2%	3,635	3,673	3.61%	4%
Total ≤ 15-year	8,918	9,026	3.28%	9%	11,021	10,967	3.40%	12%
20-year RMBS	787	809	3.87%	1%	778	774	3.95%	1%
30-year:
30-year RMBS	88,371	90,069	3.76%	88%	74,883	73,685	3.87%	80%
30-year TBA securities, net [1]	3	53	(25.66)%	—%	3,617	3,649	4.47%	4%
Total 30-year	88,374	90,122	3.69%	88%	78,500	77,334	3.90%	84%
Total fixed rate Agency RMBS and TBA securities	98,079	99,957	3.65%	97%	90,299	89,075	3.84%	97%
Adjustable rate Agency RMBS	171	174	3.11%	—%	212	213	3.10%	—%
Multifamily	37	40	3.37%	—%	—	—	—%	—%
CMO Agency RMBS:
CMO	482	490	3.46%	—%	588	583	3.46%	1%
Interest-only strips	67	83	4.03%	—%	77	84	3.61%	—%
Principal-only strips	85	93	—%	—%	95	94	—%	—%
Total CMO Agency RMBS	634	666	3.39%	1%	760	761	3.21%	1%
Total Agency RMBS and TBA securities	98,921	100,837	3.65%	98%	91,271	90,049	3.83%	98%
Non-Agency RMBS	194	209	4.06%	—%	264	266	3.83%	1%
CMBS	345	370	4.57%	1%	280	282	4.58%	—%
CRT	1,123	1,134	5.18%	1%	1,006	1,012	5.86%	1%
Total investment portfolio	$100,583	$102,550	3.67%	100%	$92,821	$91,609	3.85%	100%
________________________________

1.
TBA securities are presented net of long and short positions. As of September 30, 2019, 30-year TBA securities consisted of $8.6 billion long and $(8.5) billion short TBA securities (at fair value) at an average coupon of 2.95% and 3.63%, respectively, and 15-year TBA securities consisted of $1.9 billion long and $(0.1) billion short TBA securities at an average coupon of 3.14% and 3.50%, respectively. As of December 31, 2018, 30-year TBA securities consisted of $6.9 billion long and $(3.3) billion short TBA securities at an average coupon of 4.03% and 3.56%, respectively, and 15-year TBA securities consisted entirely of long TBA securities at an average coupon of 3.61%. For further details of our TBA securities held as of each date refer to Note 6 of the accompanying consolidated financial statements.

TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2019 and December 31, 2018, our TBA positions had a net carrying value of $47 million and $70 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of September 30, 2019 and December 31, 2018, the weighted average yield on our investment securities (excluding TBA securities) was 3.08% and 3.31%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of September 30, 2019 and December 31, 2018 (dollars in millions):

	September 30, 2019
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$1,168	$1,180	$1,181	62%	101.1%	2.98%	2.11%	83	10%
3.0%	2,988	3,045	3,063	58%	101.6%	3.52%	2.44%	61	11%
3.5%	3,228	3,305	3,363	53%	102.3%	4.06%	2.78%	18	17%
4.0%	1,216	1,254	1,284	80%	103.1%	4.60%	3.04%	23	15%
4.5%	128	132	133	98%	103.6%	4.87%	3.00%	108	13%
≥ 5.0%	1	2	2	100%	102.0%	6.57%	4.57%	143	15%
Total ≤ 15-year	8,729	8,918	9,026	60%	102.1%	3.86%	2.64%	41	14%
20-year
3.0%	54	55	55	100%	103.3%	3.78%	2.40%	2	9%
3.5%	297	304	312	81%	102.0%	4.05%	2.96%	74	13%
4.0%	206	213	220	92%	103.3%	4.44%	3.16%	31	14%
4.5%	204	214	221	100%	104.8%	5.00%	3.23%	34	15%
≥ 5.0%	1	1	1	—%	105.2%	5.94%	3.33%	137	18%
Total 20-year:	762	787	809	90%	103.2%	4.40%	3.05%	46	13%
30-year:
3.0%	22,273	22,528	22,597	2%	101.6%	3.89%	2.68%	9	13%
3.5%	21,120	21,751	22,157	70%	102.9%	4.06%	2.99%	44	12%
4.0%	28,359	29,465	30,264	84%	103.9%	4.52%	3.23%	33	14%
4.5%	13,448	14,118	14,584	92%	105.0%	4.98%	3.40%	20	15%
5.0%	408	440	448	92%	107.9%	5.50%	3.24%	35	15%
≥ 5.5%	66	72	72	49%	109.5%	6.18%	3.33%	155	13%
Total 30-year	85,674	88,374	90,122	61%	103.4%	4.35%	3.09%	30	13%
Total fixed rate	$95,165	$98,079	$99,957	62%	103.3%	4.32%	3.06%	31	13%
________________________________

1.
Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of September 30, 2019, lower balance specified pools have a weighted average original loan balance of $113,000 and $118,000 for 15-year and 30-year securities, respectively, and HARP pools have a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of September 30, 2019.

	December 31, 2018
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$1,157	$1,170	$1,139	75%	101.2%	2.98%	2.11%	74	9%
3.0%	2,651	2,677	2,650	75%	101.7%	3.51%	2.44%	56	9%
3.5%	4,444	4,498	4,502	43%	101.9%	4.07%	2.96%	25	10%
4.0%	2,449	2,507	2,509	40%	103.5%	4.47%	2.96%	44	10%
4.5%	160	167	165	99%	104.0%	4.87%	3.01%	99	11%
≥ 5.0%	2	2	2	100%	102.4%	6.55%	4.57%	134	14%
Total ≤ 15-year	10,863	11,021	10,967	54%	102.0%	3.82%	2.68%	46	10%
20-year
3.5%	314	320	318	80%	102.0%	4.05%	3.00%	70	10%
4.0%	206	214	213	91%	103.4%	4.45%	3.28%	24	10%
4.5%	230	242	241	100%	105.2%	5.00%	3.35%	25	11%
≥ 5.0%	2	2	2	—%	105.7%	5.94%	3.34%	128	16%
Total 20-year:	752	778	774	89%	103.4%	4.46%	3.19%	44	11%
30-year:
≤ 3.0%	3,178	3,133	3,108	3%	100.1%	3.58%	2.97%	47	6%
3.5%	22,410	23,258	22,496	71%	103.2%	4.06%	3.05%	38	6%
4.0%	37,230	38,564	38,147	61%	103.8%	4.54%	3.44%	24	8%
4.5%	12,777	13,319	13,361	69%	104.7%	4.99%	3.75%	14	9%
5.0%	133	143	142	117%	106.8%	5.53%	3.80%	61	9%
≥ 5.5%	75	83	80	49%	110.5%	6.17%	3.35%	147	12%
Total 30-year	75,803	78,500	77,334	63%	103.6%	4.41%	3.34%	28	8%
Total fixed rate	$87,418	$90,299	$89,075	62%	103.5%	4.36%	3.28%	30	8%
________________________________

1.
See Note 1 of preceding table for specified pool composition. As of December 31, 2018, lower balance specified pools have a weighted average original loan balance of $102,000 and $113,000 for 15-year and 30-year securities, respectively, and HARP pools have a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2018.
As of September 30, 2019 and December 31, 2018, our investments in CRT and non-Agency securities had the following credit ratings:

	September 30, 2019			December 31, 2018
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$38	$—	$160	$52
AA	—	84	237	—	17	152
A	5	26	28	17	33	15
BBB	21	70	57	25	43	53
BB	569	17	10	492	8	10
B	443	5	—	453	2	—
Not Rated	96	7	—	25	3	—
Total	$1,134	$209	$370	$1,012	$266	$282
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards. As of September 30, 2019, our CRT securities had floating and fixed rate coupons ranging from 2.7% to 8.4%, referenced to loans originated between 2011 and 2019 with weighted average coupons ranging from 3.7% to 5.1%. As of December 31, 2018, our CRT securities had floating rate coupons ranging from 3.9% to 9.5%, referenced to loans originated between 2011 and 2018 with weighted average coupons ranging from 3.8% to 4.8%.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2019 and December 31, 2018 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2019 and 2018 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	September 30, 2019	December 31, 2018
	(Unaudited)
Investment securities, at fair value	$100,683	$84,287
Total assets	$109,761	$109,241
Repurchase agreements and other debt	$90,850	$75,992
Total liabilities	$99,548	$99,335
Total stockholders' equity	$10,213	$9,906
Net book value per common share [1]	$17.52	$17.54
Tangible net book value per common share [2]	$16.55	$16.56

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (Unaudited)	2019	2018	2019	2018
Interest income	$676	$500	$2,074	$1,345
Interest expense	557	312	1,668	755
Net interest income	119	188	406	590
Other gain (loss), net	(104)	73	(531)	424
Operating expenses	19	45	58	81
Net income (loss)	(4)	216	(183)	933
Dividend on preferred stock	13	9	36	27
Net income (loss) available (attributable) to common stockholders	$(17)	$207	$(219)	$906

Net income (loss)	$(4)	$216	$(183)	$933
Other comprehensive income (loss), net	246	(193)	1,025	(959)
Comprehensive income (loss)	242	23	842	(26)
Dividend on preferred stock	13	9	36	27
Comprehensive income (loss) available (attributable) to common stockholders	$229	$14	$806	$(53)

Weighted average number of common shares outstanding - basic	546.4	462.3	540.3	419.8
Weighted average number of common shares outstanding - diluted	546.4	462.7	540.3	420.1
Net income (loss) per common share - basic	$(0.03)	$0.45	$(0.41)	$2.16
Net income (loss) per common share - diluted	$(0.03)	$0.45	$(0.41)	$2.16
Comprehensive income (loss) per common share - basic and diluted	$0.42	$0.03	$1.49	$(0.13)
Dividends declared per common share	$0.48	$0.54	$1.52	$1.62

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2019	2018	2019	2018
Average investment securities - at par	$89,741	$61,696	$88,783	$56,179
Average investment securities - at cost	$92,764	$64,346	$91,736	$58,705
Average net TBA portfolio - at cost	$10,146	$18,270	$10,012	$16,932
Average total assets - at fair value	$104,819	$82,169	$111,059	$73,236
Average Agency repurchase agreements and other debt outstanding [3]	$87,938	$56,265	$85,406	$51,243
Average stockholders' equity [4]	$10,347	$9,345	$10,277	$8,875
Average tangible net book value "at risk" leverage [5]	10.0:1	8.5:1	9.8:1	8.2:1
Tangible net book value "at risk" leverage (as of period end) [6]	9.8:1	8.2:1	9.8:1	8.2:1
Economic return on tangible common equity [7]	2.7%	0.7%	9.1%	(0.4)%
Expenses % of average total assets	0.07%	0.09%	0.07%	0.10%
Expenses % of average assets, including average net TBA position	0.07%	0.08%	0.06%	0.08%
Expenses % of average stockholders' equity	0.73%	0.81%	0.75%	0.83%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill.

3.	Amount includes repurchase agreements for non-Agency securities. Amount excludes U.S. Treasury repurchase agreements and TBA contracts. Other debt includes debt of consolidated VIEs.

4.	Average stockholders' equity calculated as average month-ended stockholders' equity during the period.

5.
Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average mortgage borrowings outstanding (Agency repo, other debt and TBA securities (at cost)) for the period by the sum of average stockholders' equity adjusted to exclude goodwill and other intangible assets for the period. Leverage excludes U.S. Treasury repurchase agreements.

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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2019 and 2018, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$868	3.87%	$581	3.78%	$2,591	3.87%	$1,569	3.72%
Net premium amortization	(192)	(0.96)%	(81)	(0.67)%	(517)	(0.86)%	(224)	(0.67)%
Interest income (GAAP measure)	676	2.91%	500	3.11%	2,074	3.01%	1,345	3.05%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	55	0.24%	(6)	(0.04)%	152	0.23%	(39)	(0.08)%
Interest income, excluding "catch-up" premium amortization	731	3.15%	494	3.07%	2,226	3.24%	1,306	2.97%
TBA dollar roll income - implied interest income [1,2]	81	3.19%	162	3.54%	248	3.28%	426	3.35%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$812	3.16%	$656	3.18%	$2,474	3.24%	$1,732	3.05%

Weighted average actual portfolio CPR for investment securities held during the period	13.5%		9.7%		10.0%		9.3%
Weighted average projected CPR for the remaining life of investment securities held as of period end	13.4%		6.8%		13.4%		6.8%
Average 30-year fixed rate mortgage rate as of period end [4]	3.64%		4.72%		3.64%		4.72%
10-year U.S. Treasury rate as of period end	1.66%		3.06%		1.66%		3.06%

  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

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

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2019 compared to corresponding the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended September 30, 2019 vs. September 30, 2018
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$176	$221	$(45)
Estimated "catch-up" premium amortization due to change in CPR forecast	61	—	61
Interest income, excluding "catch-up" premium amortization	237	221	16
TBA dollar roll income - implied interest income	(81)	(79)	(2)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$156	$142	$14

Nine months ended:
Interest Income (GAAP measure)	$729	$757	$(28)
Estimated "catch-up" premium amortization due to change in CPR forecast	191	—	191
Interest income, excluding "catch-up" premium amortization	920	757	163
TBA dollar roll income - implied interest income	(178)	(174)	(4)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$742	$583	$159
Our average investment portfolio, inclusive of TBAs, increased 25% and 35% (at cost) for the three and nine months ended September 30, 2019, respectively, compared to the corresponding prior year period, as a function of the deployment of new equity capital and an increase in our tangible equity "at risk" leverage ratio. The increase in our average asset yield, excluding "catch-up" amortization and including TBAs, over the corresponding prior year period was due to changes in asset composition, which was partly offset by an increase in premium amortization expense as a result of faster CPR projections.
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
Our leverage varies depending on market conditions and our assessment of risks and returns, but we generally would expect our leverage to be within six to twelve times the amount of our tangible net book value. As of September 30, 2019, our tangible net book value "at risk" leverage was 9.8x, compared to 9.0x as of December 31, 2018. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2019	$87,938	$92,420	$90,462	$10,146	$1,820	10.0:1	9.8:1
June 30, 2019	$86,147	$86,969	$85,367	$11,864	$11,086	10.0:1	9.8:1
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	9.4:1
December 31, 2018	$68,499	$77,442	$75,992	$8,066	$7,252	8.4:1	9.0:1
September 30, 2018	$56,265	$66,969	$65,975	$18,270	$9,436	8.5:1	8.2:1
June 30, 2018	$47,823	$49,892	$49,152	$16,912	$19,898	8.0:1	8.3:1
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	8.2:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2019 and 2018 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and interest rate swap periodic interest (income) cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2019		2018		2019		2018
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$557	2.48%	$312	2.20%	$1,668	2.58%	$755	1.97%
TBA dollar roll income - implied interest expense [2,3]	52	2.00%	94	2.05%	178	2.32%	226	1.78%
Economic interest expense - before interest rate swap periodic (income) costs, net [4]	609	2.43%	406	2.18%	1,846	2.55%	981	1.92%
Interest rate swap periodic interest (income) cost, net [2,5]	(146)	(0.58)%	(56)	(0.30)%	(317)	(0.44)%	(88)	(0.17)%
Total economic interest expense (non-GAAP measure)	$463	1.85%	$350	1.88%	$1,529	2.11%	$893	1.75%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2019 compared to the corresponding prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended September 30, 2019 vs. September 30, 2018
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$244	$175	$69
TBA dollar roll income - implied interest expense	(42)	(41)	(1)
Interest rate swap periodic interest income/cost	(91)	(43)	(48)
Total change in economic interest expense	$111	$91	$20

Nine months ended:
Repurchase agreements and other debt interest expense	$913	$503	$410
TBA dollar roll income - implied interest expense	(48)	(92)	44
Interest rate swap periodic interest income/cost	(229)	(33)	(196)
Total change in economic interest expense	$636	$378	$258
Our average mortgage borrowings, inclusive of TBAs, increased by 32% and 40% for the three and nine months ended September 30, 2019, respectively, compared to the corresponding prior year period as a function of our higher asset base. The increase in the average interest rate (actual and implied) on our mortgage borrowings was largely driven by increases in the Federal Funds rate during fiscal year 2018. The increase in our interest rate swap periodic interest income for the three months ended September 30, 2019, was due an increase in our average swap position and a decline in the average pay rate on our interest rate swaps as a result of hedge repositioning. The increase for the nine months ended September 30, 2019, was primarily due the receive-floating rate leg of our interest rate swaps resetting to higher prevailing rates.
The table below presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings for the three and nine months ended September 30, 2019 and 2018 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2019	2018	2019	2018
Average Agency repo and other debt outstanding	$87,938	$56,265	$85,406	$51,243
Average net TBA portfolio outstanding - at cost	$10,146	$18,270	$10,012	$16,932
Average mortgage borrowings outstanding	$98,084	$74,535	$95,418	$68,175
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$77,824	$44,032	$58,459	$42,630
Ratio of average interest rate swaps to mortgage borrowings outstanding	79%	59%	61%	63%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.52%	1.86%	1.75%	1.79%
Average interest rate swap receive-floating rate	(2.26)%	(2.36)%	(2.48)%	(2.07)%
Average interest rate swap net pay/(receive) rate	(0.74)%	(0.50)%	(0.73)%	(0.28)%
For the three and nine months ended September 30, 2019, we had an average forward starting swap balance of $2.4 billion and $3.7 billion, respectively. For the three and nine months ended September 30, 2018, we had an average forward starting swap balance of $4.2 billion and $3.8 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three and nine months ended September 30, 2019 was 82% and 65%, respectively, and 65% and 68%, respectively, for the corresponding prior year period.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and nine months ended September 30, 2019 and 2018:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2019	2018	2019	2018
Average asset yield, excluding "catch-up" premium amortization	3.16%	3.18%	3.24%	3.05%
Average aggregate cost of funds	(1.85)%	(1.88)%	(2.11)%	(1.75)%
Average net interest spread, excluding "catch-up" premium amortization	1.31%	1.30%	1.13%	1.30%
Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2019 and 2018 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net interest income (GAAP measure)	$119	$188	$406	$590
TBA dollar roll income, net [1]	29	68	70	200
Interest rate swap periodic interest income (cost), net [1]	146	56	317	88
Other interest and dividend income [1]	4	1	11	3
Adjusted net interest and dollar roll income	298	313	804	881
Other operating income (expense):
Operating expenses	(19)	(45)	(58)	(81)
Less non-recurring write-off of intangible asset and other expenses associated with termination of management agreement	—	26	—	26
Management fee income	—	46	—	54
Less management agreement termination fee income	—	(42)	—	(42)
Adjusted other operating income (expense), net	(19)	(15)	(58)	(43)
Net spread and dollar roll income	279	298	746	838
Dividend on preferred stock	13	9	36	27
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	266	289	710	811
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	55	(6)	152	(39)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$321	$283	$862	$772

Weighted average number of common shares outstanding - basic	546.4	462.3	540.3	419.8
Weighted average number of common shares outstanding - diluted	547.1	462.7	540.9	420.1
Net spread and dollar roll income per common share - basic	$0.49	$0.63	$1.31	$1.93
Net spread and dollar roll income per common share - diluted	$0.49	$0.62	$1.31	$1.93
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.59	$0.61	$1.60	$1.84
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.59	$0.61	$1.59	$1.84
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
During the three and nine months ended September 30, 2019, the fair value of our investment portfolio increased due to a decline in long-term interest rates and an increase in the premium, or pay-up values, for specified Agency RMBS, which have a lower likelihood of prepayment than generic Agency securities in low interest rate environments. During the prior year periods, the opposite occurred as the average fair value of our investment portfolio declined due to an increase in long-term interest rates and and a decline in pay-up values for specified Agency RMBS. The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2019	2018	2019	2018
Gain (loss) on sale of investment securities, net	$89	$(40)	$281	$(116)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	355	(363)	2,174	(980)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	246	(193)	1,025	(959)
Total gain (loss) on investment securities, net	$690	$(596)	$3,480	$(2,055)
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-Q).
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2019 and 2018 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Interest rate swap periodic interest income (cost), net	$146	$56	$317	$88
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	29	68	70	200
TBA securities - mark-to-market net gain (loss)	151	26	342	(514)
Payer swaptions	(3)	—	(30)	36
U.S. Treasury securities - long position	6	—	7	—
U.S. Treasury securities - short position	(203)	(3)	(820)	(4)
U.S. Treasury futures - short position	(94)	(1)	(189)	103
Interest rate swaps - termination fees and variation margin settlements, net	(653)	232	(2,292)	948
Other	—	5	(8)	7
Total realized gain (loss) on derivative instruments and other securities, net	(767)	327	(2,920)	776
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(36)	(150)	(22)	(48)
Interest rate swaps	25	(6)	(122)	125
Payer swaptions	(16)	30	(41)	119
U.S. Treasury securities - long position	(1)	—	4	—
U.S. Treasury securities - short position	49	153	(264)	401
U.S. Treasury futures - short position	54	22	61	1
Other	(2)	(2)	1	4
Total unrealized gain (loss) on derivative instruments and other securities, net	73	47	(383)	602
Total gain (loss) on derivative instruments and other securities, net	$(548)	$430	$(2,986)	$1,466
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended September 30, 2019 and 2018, we had estimated taxable income available to common stockholders of $156 million and $142 million (or $0.29 and $0.31 per diluted common share), respectively. For the nine months ended September 30, 2019 and 2018, we had estimated taxable income available to common stockholders of $523 million and $326 million (or $0.97 and $0.78 per diluted common share), respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on derivative instruments and other securities marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized or settled, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2019 and 2018 (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2019	2018	2019	2018
Net income (loss)	$(4)	$216	$(183)	$933
Estimated book to tax differences:
Premium amortization, net	47	(21)	168	(66)
Realized gain/loss, net	521	(291)	2,034	(1,164)
Net capital loss/(utilization of net capital loss carryforward)	34	(67)	342	287
Unrealized (gain)/loss, net	(428)	316	(1,791)	378
Other	(1)	(2)	(11)	(15)
Total book to tax differences	173	(65)	742	(580)
Estimated REIT taxable income	169	151	559	353
Dividend on preferred stock	13	9	36	27
Estimated REIT taxable income available to common stockholders	$156	$142	$523	$326
Weighted average number of common shares outstanding - basic	546.4	462.3	540.3	419.8
Weighted average number of common shares outstanding - diluted	547.1	462.7	540.9	420.1
Estimated REIT taxable income per common share - basic	$0.29	$0.31	$0.97	$0.78
Estimated REIT taxable income per common share - diluted	$0.29	$0.31	$0.97	$0.78

Beginning cumulative non-deductible net capital loss	$490	$711	$182	$357
Increase (decrease) in net capital loss carryforward	34	(67)	342	287
Ending cumulative non-deductible net capital loss	$524	$644	$524	$644
Ending cumulative non-deductible net capital loss per common share	$0.97	$1.35	$0.97	$1.35

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
Debt Capital
As of September 30, 2019 and December 31, 2018, our mortgage borrowings consisted of the following (dollars in millions):

	September 30, 2019		December 31, 2018
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$90,224	98%	$75,717	91%
Debt of consolidated variable interest entities, at fair value	238	—%	275	—%
Total debt	90,462	98%	75,992	91%
Net TBA position, at cost	1,820	2%	7,252	9%
Total mortgage borrowings	$92,282	100%	$83,244	100%
________________________________

1.	Amount excludes $388 million of repurchase agreements used to fund purchases of U.S. Treasury securities as of September 30, 2019.
Our tangible net book value "at risk" leverage was 9.8x and 9.0x as of September 30, 2019 and December 31, 2018, respectively, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill.
Repurchase Agreements
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that the majority of our borrowings under repurchase agreements will have maturities ranging up to one year but may have terms ranging up to five years or longer. Borrowings with maturities greater than one year typically have floating rates of interest based on a short-term benchmark rate plus or minus a fixed spread.
As of September 30, 2019, we had $90.2 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average interest rate of 2.48% and a weighted average remaining days-to-maturity of 64 days, compared $75.7 billion, 2.79% and 49 days, respectively, as of December 31, 2018.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of September 30, 2019, we had master repurchase agreements with 47 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of September 30, 2019, $36.1 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of September 30, 2019. For further details regarding our borrowings under repurchase agreements as of September 30, 2019, please refer to Notes 5 and 7 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2019
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America:
FICC	1	39%
Other	27	42%
Total North America	28	81%
Europe	14	13%
Asia	5	6%
Total	47	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout the nine months ended September 30, 2019, haircuts on our pledged collateral remained stable and, as of September 30, 2019, our weighted average haircut was approximately 4.2% of the value of our collateral, inclusive of collateral funded through BES. As of September 30, 2019, our maximum amount at risk (or the excess of the value of collateral pledged over our repurchase liabilities) with any counterparty related to our repurchase agreements, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 13% of our tangible stockholders' equity. As of September 30, 2019, approximately 11% of our tangible stockholder's equity was at risk with the FICC. We could be exposed to credit risk if the FICC or an FICC netting member defaults on its obligations. However, we believe that the risk is minimal due to the FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
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
As of September 30, 2019, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $3.6 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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

As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of September 30, 2019, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the exchange or a central clearing member defaults on its obligations. However, we believe that the risk is minimal due to initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
TBA Dollar Roll Transactions
TBA dollar roll transactions used to finance the purchase of Agency RMBS represent a form of off-balance sheet financing accounted for as derivative instruments. (See Notes 3 and 6 to our Consolidated Financial Statements in this Form 10-Q additional details on of our TBA transactions). Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of September 30, 2019, we had a net long TBA position with a total market value of $1.9 billion and a net carrying value of $47 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-Q.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of September 30, 2019, the minimum net capital required was $0.3 million and BES had excess net capital of $613.4 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by Securities Industry and Financial Markets Association ("SIFMA"). We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of September 30, 2019, approximately 95% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
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

OFF-BALANCE SHEET ARRANGEMENTS

As of September 30, 2019, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2019, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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

The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of September 30, 2019 and December 31, 2018 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2019 and December 31, 2018.
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

Interest Rate Sensitivity [1,2]
	September 30, 2019		December 31, 2018
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	-0.7%	-8.1%	-0.7%	-7.3%
-50 Basis Points	-0.2%	-2.4%	-0.1%	-1.0%
+50 Basis Points	-0.2%	-2.3%	-0.3%	-3.1%
+100 Basis Points	-0.9%	-9.8%	-0.9%	-9.3%
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
As of September 30, 2019 and December 31, 2018, our investment securities (excluding TBAs) had a weighted average projected CPR of 13.4% and 7.9%, respectively, and a weighted average yield of 3.08% and 3.31%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down by 50 and 100 basis points.

Interest Rate Sensitivity [1]
	September 30, 2019		December 31, 2018
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	23.6%	2.73%	14.1%	3.15%
-50 Basis Points	18.5%	2.89%	10.3%	3.25%
Actual as of Period End	13.4%	3.08%	7.9%	3.31%
+50 Basis Points	9.4%	3.18%	6.5%	3.33%
+100 Basis Points	7.3%	3.24%	5.7%	3.38%
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
The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2019 and December 31, 2018 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.6 and 5.6 years as of September 30, 2019 and December 31, 2018, respectively, based on interest rates and prices as of such dates. However, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	September 30, 2019		December 31, 2018
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-25 Basis Points	+1.2%	+13.2%	+1.4%	+14.3%
-10 Basis Points	+0.5%	+5.3%	+0.6%	+5.7%
+10 Basis Points	-0.5%	-5.3%	-0.6%	-5.7%
+25 Basis Points	-1.2%	-13.2%	-1.4%	-14.3%
________________________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  As of September 30, 2019, we had unrestricted cash and cash equivalents of $0.9 billion and unpledged securities of approximately $3.6 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding amounts cleared through a central clearing exchange, as of September 30, 2019, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 4% of our tangible stockholders' equity and less than 1% of tangible stockholders' equity related to our interest rate swap and swaption agreements.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
The Company is a party to three stockholder derivative lawsuits filed against the Company, as nominal defendant, certain of our current and former directors and officers, and Ares Capital Corporation and certain of its affiliates as previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.  On October 15, 2019, a hearing was held on the proposed settlement in the matter called H&N Management Group & Aff Cos. Frozen Money Pension Plan v. Couch, et al., pending in the Chancery Court for the State of Delaware (the “Delaware Court”) as described in the Company’s Quarterly Report on Form 10-Q for the period ended June 30, 2019. Under the terms of the settlement, as proposed, the Company would receive an aggregate settlement payment of $35.5 million on behalf of all defendants less amounts awarded by the Court for plaintiff attorneys’ fees, costs of providing notice and other costs awarded by the Court. The proposed settlement would also provide for a release of the Company and the defendants and certain of their respective affiliates from liability, subject to the terms and conditions of the settlement. At the hearing, the Delaware Court stated that the settlement will be approved on the terms as proposed, but that it would issue a final order to resolve a dispute among the plaintiffs’ attorneys regarding their respective entitlement to the attorneys’ fee award. The settlement is subject to, among other things, a final order issued by the Delaware Court and dismissal with prejudice of the two consolidated stockholder derivative lawsuits pending in the United States District Court for the District of Maryland.

Item 1A. Risk Factors
 There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2018.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds

Stock Repurchase Program

In July of 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. As of September 30, 2019, we have repurchased $103 million of our common stock under the program. The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2019 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Settlement Date	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs
September 3, 2019 - September 10, 2019	6.9	$14.90	6.9	N/A
Total	6.9	$14.90	6.9	N/A
___________________________

1.	All shares were purchased by us pursuant to the stock repurchase program described in Note 10 of our accompanying Consolidated Financial Statements in this Form 10-Q.

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
*3.7    Certificate of Designations of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.6 of Form 8-A (File No 001-34057), filed October 3, 2019.
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
*4.7    Specimen 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed October 3, 2019.
*4.8Deposit Agreement relating to 7.750% Series B Cumulative Redeemable Preferred Stock, dated May 8, 2014, among American Capital Agency Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.
*4.9    Form of Depositary Receipt representing 1/1,000th of a share of 7.750% Series B Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.7), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057), filed May 8, 2014.
*4.10Deposit Agreement relating to 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated August 22, 2017, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company,

N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.
*4.11    Form of Depositary Receipt representing 1/1,000th of a share of 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.9), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.
*4.12    Deposit Agreement relating to 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated March 6, 2019, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.
*4.13Form of Depositary Receipt representing 1/1,000th of a share of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.11), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.
*4.14    Deposit Agreement relating to 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated October 3, 2019, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.
*4.15Form of Depositary Receipt representing 1/1,000th of a share of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.14), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.
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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	November 5, 2019

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 5, 2019