Form 10-K
period 2019-12-31
AGNC Investment Corp.
filed 2020-02-25
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2019
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
Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes ☒ No  ☐
Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or 15(d) of the Act.    Yes   ☐   No   ☒
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

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
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	AGNC	The Nasdaq Global Select Market
Depositary shares of 7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCN	The Nasdaq Global Select Market
Depositary shares of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCM	The Nasdaq Global Select Market
Depositary shares of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCO	The Nasdaq Global Select Market
Depositary shares of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCP	The Nasdaq Global Select Market
Securities registered persuant to section 12(g) of the Act: None
As of June 30, 2019, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $7.4 billion based upon the closing price of the Registrant's common stock of $16.82 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2020 was 540,943,011.
DOCUMENTS INCORPORATED BY REFERENCE. The Registrant's definitive proxy statement for the 2020 Annual Meeting of Stockholders is incorporated by reference into certain sections of Part III herein.
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
We are internally managed, and our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through borrowings structured as repurchase agreements.
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
Investment Strategy
Our investment strategy is intended to:

•	generate attractive risk-adjusted returns for our stockholders through monthly dividend distributions and tangible net book value accretion;

•	manage an investment portfolio consisting primarily of Agency securities;

•	invest a subset of the portfolio in credit risk-oriented mortgage assets;

•	capitalize on discrepancies in the relative valuations in the Agency and non-Agency securities market;

•	manage financing, interest rate, prepayment, extension and credit risks;

•	continue to qualify as a REIT; and

•	remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
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

Non-Agency Securities

•
Credit Risk Transfer ("CRT") Securities. CRT securities are risk sharing instruments that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third- parties to private investors. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or other third-party; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT security if credit losses on the related pool of loans exceed certain thresholds. The reduced amount that issuers are obligated to repay to the security holders offsets the issuer's credit losses on the related pool of loans.

•
Non-Agency Residential Mortgage-Backed Securities ("Non-Agency RMBS"). Non-Agency RMBS are securities backed by pools of residential mortgages, for which payment of principal and interest is not guaranteed by a GSE or U.S. Government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of RMBS. Non-Agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. We may purchase investment grade instruments that benefit from credit enhancement and non-investment grade instruments that are structured to absorb more credit risk. We focus primarily on non-Agency securities where the underlying mortgages are secured by residential properties within the United States. Residential non-Agency securities are backed by residential mortgages that can be comprised of prime mortgage or nonprime mortgage loans. We may also purchase Agency and non-Agency multifamily securities where the collateral backing the securitization consists of loans for multi-unit housing properties.

•
Commercial Mortgage-Backed Securities ("CMBS"). CMBS are securities backed by pools of commercial mortgage loans. CMBS can be structured as pass-through securities, where the cash flows generated by the collateral pool are passed on a pro rata basis to investors after netting servicer or other fees, or where cash flows are distributed to numerous classes of securities following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities, and we intend to focus on CMBS where the underlying collateral is secured by commercial properties located within the United States.

 Active Portfolio Management Strategy
We employ an active management strategy designed to achieve our principal objectives of generating attractive risk-adjusted returns and managing our tangible net book value within reasonable bands.  As part of our investment strategy, we use leverage on our investment portfolio to increase potential returns to our stockholders. We invest in securities based on our assessment of the relative risk-return profile of the securities and our ability to effectively hedge a portion of the securities' exposure to market risks. The composition of our portfolio and strategies that we use will vary based on our view of prevailing market conditions and the availability of suitable investment, hedging and funding opportunities. We may experience investment gains or losses when we sell securities that we believe no longer provide attractive risk-adjusted returns or when we believe more attractive alternatives exist elsewhere in the mortgage or mortgage-related securities market. We may also experience gains or losses from our hedging strategies and losses on our non-Agency securities due to credit impairments.
 Financing Strategy
The primary source of financing for our investments is repurchase agreement transactions. A repurchase (or "repo") agreement transaction acts as a financing arrangement under which we effectively pledge our investment securities as collateral to secure a loan. Our borrowings through repurchase transactions are generally short-term and have maturities ranging from one day to one year but may have maturities up to five or more years. Our financing rates are typically impacted by the U.S. federal funds rate and other short-term benchmark rates and liquidity in the Agency repo and other short-term funding markets.
Our leverage depends on market conditions, our assessment of risk and returns and our ability to borrow sufficient funds to acquire mortgage securities. We generally expect our leverage to be within six to twelve times the amount of our tangible stockholders' equity. However, under certain market conditions, we may operate at leverage levels outside of this range for extended periods of time.
We diversify our funding exposure by entering into repurchase agreements with multiple counterparties. We had master repurchase agreements with 46 financial institutions as of December 31, 2019. The terms of our master repurchase agreements generally conform to the terms in the standard master repurchase agreement as published by the Securities Industry and Financial Markets Association ("SIFMA") as to repayment, margin requirements and the segregation of all securities sold under the repurchase transaction. In addition, each lender may require that we include supplemental terms and conditions to the standard master repurchase agreement to address such matters as additional margin maintenance requirements, cross default and other provisions. The specific provisions may differ for each lender and certain terms may not be determined until we engage in individual repurchase transactions.

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
We also effectively finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions through which we sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a forward settlement date. The TBA contract purchased for the forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The difference (or discount) is referred to as the "price drop" and is the economic equivalent of net interest carry income (interest income less implied financing cost) on the underlying Agency RMBS over the roll period, which is commonly referred to as "dollar roll income." We recognize TBA contracts as derivative instruments on our consolidated financial statements at their net carrying value, which is their fair value less the purchase price to be paid or received under the TBA contract. Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage, we consider both our on-balance sheet and off-balance sheet financing.
Risk Management Strategy
We are exposed to a variety of market risks, including interest rate, prepayment, extension and credit risks. Our investment strategies are based on our assessment of these risks, our ability to hedge a portion of these risks and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net book value from "spread risk," which as a levered investor in mortgage-backed securities is the inherent risk we take that the spread between the market yield on our investments and the benchmark interest rates linked to our interest rate hedges fluctuates. In addition, although we attempt to protect our net book value against moves in interest rates, we may not fully hedge against interest rate, prepayment and extension risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status.

•
Interest Rate Risk. We hedge a portion of our interest rate risk with respect to both the fixed income nature of our long-term assets and the short-term, variable rate nature of our financing. A majority of our funding is in the form of repurchase agreements, and, as a result, our financing costs fluctuate based on short-term interest rate indices, such as the U.S. federal funds rate and LIBOR. Our investments are assets that primarily have fixed rates of interest with maturities up to 30 years, and the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements. As such, we may experience reduced income or losses due to adverse interest rate movements. To mitigate a portion of such risk, we utilize hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our borrowings.

Fluctuations in the shape of the yield curve or changes in the market's expectation about future interest rate volatility can also adversely affect the value of our assets. Furthermore, because prepayments on residential mortgages generally accelerate when interest rates decrease and slow when interest rates rise, mortgage securities may increase in value more slowly than similar duration bonds, or even fall in value, as interest rates decline. Mortgage securities could also decrease in value more quickly than similar duration bonds as interest rates rise. This is referred to as "negative convexity." We attempt to manage this risk through asset selection and the use of a variety of hedging techniques. We monitor the "duration gap" of our portfolio, or differences in the interest rate sensitivity of our assets relative to our liabilities, inclusive of interest rate hedges, and how our convexity and duration gap could change if interest rates and prepayment expectations were to increase or decrease under a variety of scenarios.

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

•
Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise, and our financial results could be adversely affected as we may have to finance our investments at potentially higher costs without the ability to simultaneously reinvest principal repayments into higher yielding securities due to a lack of or slower than anticipated borrower prepayments.

•
Spread Risk. Because the market spread between the yield on our investments and the yield on benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk. When spreads widen, we will typically experience a loss in our tangible net book value, conversely, when spreads tighten, we will typically experience a gain in our tangible net book value. Spread movements can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve (the "Fed"), liquidity, or changes in required rates of return on different assets. Spread risk is an inherent risk we take as a levered investor in mortgage-backed securities and, as such, our strategies are generally not designed to protect our tangible net book value from adverse spread movements.

•
Credit Risk. We accept mortgage credit exposure related to our CRT and other non-Agency securities at levels we deem to be appropriate within the context of our overall investment strategy. We attempt to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may attempt to adjust our credit exposure and/or to improve the return profile of our investment portfolio by varying the mix of our Agency and non-Agency mortgage investments and adjusting our duration gap when we believe credit performance is inversely correlated with changes in interest rates.

The risk management actions we take may lower our earnings and dividends in the short-term to further our objective of preserving our net book value and maintaining attractive levels of earnings and dividends over the long term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller interest rate changes. Our projections of exposures to interest rate, prepayment, extension and other risks are also based on models that are dependent on a number of assumptions and inputs, and actual results could differ materially from our projections.
Employees
As of December 31, 2019, we had 51 full-time employees.
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
Real Estate Investment Trust Requirements
We have elected to be taxed as a REIT under the Internal Revenue Code. As a REIT, we generally will not be subject to U.S. federal or state corporate income tax on our taxable income to the extent that we distribute annually all our taxable income to stockholders within the time limits prescribed by the Internal Revenue Code. Qualification and taxation as a REIT depend on our ability to continually meet requirements imposed upon REITs by the Internal Revenue Code, including satisfying certain organizational requirements, an annual distribution requirement and quarterly asset and annual income tests. The REIT asset and income tests are significant to our operations as they restrict the extent to which we can invest in certain types of securities and conduct certain hedging activities within the REIT. Consequently, we may be required to limit these activities or conduct them through a taxable REIT subsidiary ("TRS"). We believe that we have been organized and operate in such a manner as to qualify for taxation as a REIT.
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

Interest income from obligations secured by mortgages on real property (such as Agency and non-Agency MBS) generally constitutes qualifying income for purposes of the 75% gross income test described above. There is no direct authority with respect to the qualification of income or gains from TBAs for the 75% gross income test; however, we treat these as qualifying income for this purpose based on an opinion of legal counsel. The treatment of interest income from other real estate securities depends on their specific tax structure. Income and gains from instruments that we use to hedge the interest rate risk associated with our borrowings incurred, or to be incurred, to acquire real estate assets will generally be excluded from both gross income tests, provided that specified requirements are met.
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
Competition
Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring mortgage assets, we compete with mortgage REITs, mortgage finance and specialty finance companies, savings and loan associations, banks, mortgage bankers, insurance companies, mutual funds, institutional investors, investment banking firms, other lenders, governmental bodies and other entities. These entities and others that may be organized in the future may have similar asset acquisition objectives and increase competition for the available supply of mortgage assets suitable for purchase. Additionally, our investment strategy is dependent on the amount of financing available to us through repurchase agreements and would be adversely impacted if we are not able to secure financing on favorable terms, if at all.

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
Risks Related to Our Investing, Portfolio Management and Financing Activities
We may change our targeted investments, investment guidelines and other operational policies without stockholder consent.
We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, the investments described herein. Our Board of Directors also determines our other operational policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions. Our Board of Directors may amend or revise such policies or authorize transactions that deviate from them, without a vote of, or notice to, our stockholders. A change in our targeted investments, investment guidelines or other operational policies may increase our exposure to interest rate, spread, credit, prepayment, extension, liquidity and other risks, all of which could adversely affect our results of operations and financial condition and, in turn, our ability to make distributions to our common and preferred stockholders.
Our active portfolio management strategy may expose us to greater losses and lower returns than compared to passive strategies.
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
Our hedging strategies are not designed to mitigate spread risk.
When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our net book value could decline. We refer to this as "spread risk" or "basis risk." As a levered investor in mortgage-backed securities, spread risk is an inherent component of our investment strategy. Consequently, although we use hedging instruments to attempt to protect against moves in interest rates, our hedges will typically not to protect us against spread risk. Spreads may widen due to a variety of factors and can occur independent of moves in interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by U.S. and foreign central banks, liquidity, or changes in required rates of return on different assets. Consequently, while we use interest rate swaps and other hedges to attempt to protect against moves in interest rates, such instruments typically will not protect our net book value against spread risk. If adverse spread movements result in the value of our mortgage assets to decline by more than the offsetting increase in value of our interest rate hedges or if, of similar effect, the value of our assets to increase by less than the offsetting decline in value of our interest rate hedges, our net book value will decline and our financial condition will be adversely impacted.
Purchases and sales of Agency mortgage-backed securities by the Fed could adversely affect the price and return associated with Agency securities.
The Fed is one of the largest holders of Agency RMBS. In October 2017, the Fed began to taper its reinvestments of principal payments from its Agency RMBS, U.S. Treasury and Agency debt portfolios acquired as a function of its quantitative easing programs. The Fed could vary the pace of its tapering activity, stop altogether or conduct outright purchases or sales of its securities portfolio, which could impact the price and availability of Agency RMBS and the spread between our mortgage investments and interest rate hedges. During periods in which the Fed increases the pace of its tapering, or undertakes outright sales of its securities portfolio, the price of Agency RMBS and U.S. Treasury securities could decline, mortgage spreads could widen, our investments could prepay at a slower rate than anticipated and market volatility could be considerably higher than would have been the case absent such actions. Similarly, if the Fed reduces the pace of tapering, stops altogether or purchases securities, interest rates could decline, and our investments could prepay at a faster rate than anticipated. Consequently, the Fed's actions with respect to its securities portfolio could adversely affect the return on our investments.
Our strategy involves significant leverage, which increases the risk that we may incur substantial losses.
Our leverage will vary with market conditions and our assessment of the risks and returns on our investments. We generally expect to maintain our leverage between six to twelve times the amount of our tangible stockholders' equity, but we may operate at levels outside of this range for an extended period. We incur leverage by borrowing against a substantial portion of the market value of our assets. While leverage is fundamental to our investment strategy, it also creates significant risks. Consequently, we could incur substantial losses if the value of our investments declines or if mortgage spreads widen and our investments underperform our interest rate hedges.
We may be unable to procure adequate financing or to renew or replace existing financing as it matures.
We use debt financing as a strategy to increase our return on equity, and because we rely primarily on short-term borrowings to finance our mortgage investments, our ability to achieve our investment objectives depends not only on our ability to borrow sufficient amounts and on favorable terms, but also on our ability to renew or replace our maturing short-term borrowings on a continuous basis. However, we may be unable to borrow sufficient funds to achieve our desired leverage ratio for several reasons, including the following:

•	liquidity shortfalls in the repo market and other short-term funding markets;

•	lenders do not make repurchase agreements or other financing arrangements available to us at acceptable rates and terms;

•	lenders exit the market;

•	lenders require additional collateral to cover our borrowings, which we may be unable to deliver;

•	our funding levels and/or leverage ratio exceeds limits established by lenders, which could change at our lenders' discretion; or

•	we default on our obligations, including failure to satisfy covenants or other requirements imposed by our lenders.
Disruptions in the repo market due to liquidity short-falls or other events can adversely impact the availability and cost of repo funding. During such periods, it is possible that the Fed and other policymakers could fail to undertake measures to stabilize the repo market, or, if they attempt to stabilize the repo market, it is possible such measures could be ineffective. Additionally, if/when they alter or cease to undertake such measures, it could cause a significant disruption in the repo market, negatively impacting the availability and cost of our repo funding. In addition, current or new regulatory capital requirements imposed on our lenders may negatively impact their ability or willingness to lend to us. Our lenders may also revise their eligibility requirements for the types of assets they are willing to finance or the terms of such financings based on factors such as the regulatory environment and their management of perceived risk.
If we default on one of our obligations under a repurchase transaction, the counterparty could terminate the transaction and cease entering into other repurchase transactions with us. Additionally, our wholly-owned captive broker-dealer subsidiary's ability to access bilateral and triparty repo funding, such as through the FICC's GCF Repo service, requires that it continually meet regulatory and membership requirements established by FINRA and the FICC, which could change over time, potentially resulting in BES to lose access to these funding sources, which represents a significant portion of our total borrowing capacity.
Because of these and other factors, there is no assurance that we will be able to secure financing on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we may have to sell assets, possibly under adverse market conditions, and our financial condition and results of operations could be adversely affected and our ability to make distributions to our stockholders could be limited.
Our borrowing costs may increase at a faster pace than the yield on our investments.
Since we rely primarily on short-term and/or variable rate borrowings to acquire fixed-rate securities with long-term maturities, our borrowing costs are particularly sensitive to increases in short-term interest rates, as well as overall funding availability, market liquidity, fluctuations in asset values and "haircut" levels applied to assets pledged under repurchase agreements and other factors.
The relationship between short and longer-term interest rates is often referred to as the "yield curve." Ordinarily, short-term interest rates are lower than longer-term interest rates, but a flattening of the yield curve can occur if short-term interest rates rise disproportionately relative to longer-term interest rates or if longer-term rates fall disproportionately relative to short-term rates. It is also possible that the yield curve could invert, with short-term rates exceeding longer-term rates. If either of these conditions occur, our borrowing costs could increase more rapidly than the interest income earned on our fixed-rate assets and our net interest margin would decline, or in extreme scenarios even turn negative, adversely impacting our results of operations and financial condition.
A decline in the fair value of our assets may adversely affect our financial condition and make it costlier to finance our assets.
We record our investments at fair value with changes in fair value reported in net income or other comprehensive income (a component of equity). A decline in the fair value of our investments could reduce both our net income and stockholders' equity. We also use our investments as collateral for our financings and certain hedge transactions; consequently, a decline in fair value, or perceived market uncertainty about the value of our assets, could make it difficult for us to obtain financing on favorable terms or at all, or for us to maintain our compliance with terms of any agreements already in place. Since we primarily invest in long-term fixed rate securities, our investment portfolio is particularly sensitive to changes in longer-term interest rates. If interest rates or other market conditions result in a decline in the fair value of our assets, we would be subject to margin calls on our existing agreements and it would decrease the amount we may borrow to purchase additional investments. If this occurs, we could be required to sell assets at adverse prices and our ability to maintain or increase our net income would be significantly restricted.
It may be uneconomical to roll our TBA dollar roll transactions or we may be unable to meet margin calls on our TBA contracts.
We utilize TBA dollar roll transactions as a means of investing in and financing Agency RMBS, which represents a form of off-balance sheet financing and increases our "at risk" leverage. Sales or declines in purchases of Agency RMBS by the Fed and other market participants could adversely impact the market for TBA dollar roll transactions. TBAs subject us to margin calls under the provisions established by the Mortgage-Backed Securities Division ("MBSD") of the FICC, and our prime brokerage agreements may require that we post additional margin above the levels established by the MBSD. Under certain market conditions it may be uneconomical to roll our TBA positions prior to the settlement date and we could have to take physical delivery of the underlying securities and settle our obligations for cash. We may not have sufficient funds or alternative financing sources available to settle such obligations. Additionally, if we take delivery of the underlying securities, we can expect to receive the "cheapest to deliver" securities, which have the least favorable prepayment attributes that can be delivered to satisfy the TBA contract, such as the anticipated collateral's weighted average coupon, weighted average maturity and projected CPR. The specific securities we do receive may also consist of an insufficient number of "whole pool" securities for us to maintain a sufficient percentage of our assets in qualifying "mortgage and other liens in real estate" required to remain exempt from registration as an investment company under the Investment Company Act. Consequently, failure to procure adequate financing to settle our obligations or to meet margin calls under our TBA contracts could result in defaults or a forced sale of assets in unfavorable market conditions and adversely affect our financial condition and results of operations.
Our funding and derivative agreements subject us to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
We enter into master repurchase agreements and derivative agreements with a variety of counterparty financial institutions. These institutions require that we maintain a certain amount of collateral with them to protect them from loss in the event we default on our obligations under the agreements.
Borrowings under our master repurchase agreements are secured by the assets financed under the agreements. Pursuant to the terms of our master repurchase agreements, a decline in the value of the collateral may result in our lenders initiating margin calls, where the lender requires us to pledge additional collateral. The specific collateral value to borrowing ratio that would trigger a margin call is not set in the master repurchase agreements and is not determined until we engage in a repurchase transaction under these agreements. Our fixed-rate collateral generally may be more susceptible to margin calls as increases in interest rates tend to affect more negatively the market value of fixed-rate securities. In addition, some collateral may be less liquid than other instruments, which could cause it to be more susceptible to margin calls in a volatile market environment. Moreover, collateral that prepays more quickly increases the frequency and magnitude of potential margin calls as there is a time lag between when the prepayment is reported (which reduces the market value of the security) and when the principal payment is received. If we are unable to satisfy margin calls, our lenders may foreclose on our collateral. The threat of or occurrence of a margin call could force us to sell, either directly or through a foreclosure, our collateral under adverse market conditions, which could result in substantial losses.
Collateral requirements under our derivative agreements are also impacted by changes in the value of the derivative instrument, the counterparties' perceived level of risk and other factors. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must generally provide additional collateral on the same business day. Furthermore, our derivative agreements may also contain cross default provisions under which a default under certain of our other indebtedness above a certain threshold amount would cause an event of default under the derivative agreement. Following an event of default, we could be required to settle our obligations under the agreements at their termination values. The threat of or occurrence of margin calls or the forced settlement of our obligations under our derivative agreements at their termination values could force us to sell our investments under adverse market conditions, which could result in substantial losses.
Our funding and derivative agreements expose us to risk that our counterparties will not perform their obligations to us as and when due.
When we engage in a repurchase transaction, we initially transfer securities to the counterparty financial institution under one of our master repurchase agreements in exchange for cash, and our counterparty is obligated to resell such assets to us at the end of the term of the transaction. The cash we receive when we initially sell the collateral is less than the value of that collateral and this difference is referred to as the "haircut." As a result, we borrow a smaller amount than the collateral we initially sell in these transactions and increases in "haircuts" may require us to post additional collateral. If a counterparty defaults on an obligation to resell collateral to us, we could incur a loss on the transaction equal to the amount of the haircut (assuming there was no change in the value of the securities).
Our derivative agreements may also require that we pledge collateral to our derivative counterparties. Based on changes in the value of our derivative agreements, we may also be entitled to receive collateral from our derivative counterparties. Should our derivative counterparties fail to satisfy their obligations to us, such as return our collateral at the conclusion of the derivative transaction, fail to pledge collateral to us or fail to make other payments we are entitled to under the terms of our agreements as and when due, we could incur a loss on equal to the value of our collateral and/or other amounts due to us.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. We also attempt to minimize counterparty risk by limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. However, there is no assurance that we will not suffer a loss due to a counterparty default, and, although we believe the risk is minimal due to initial and daily mark-to-mark requirements, guarantee funds, and other resources that are available in the event of default, we could be exposed to a risk of loss if an exchange or a central clearing member of the exchange defaults on its obligations. Further, the enforceability of our derivative and repurchase agreements may also depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements. Consequently, we cannot assure you that we will not suffer a loss due to a counterparty's failure to fulfill its obligations under our agreements in a timely manner or at all.
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
Our hedging strategies may be ineffective.
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
Our hedging strategies vary in scope based on our portfolio composition, liabilities and our assessment of the level and volatility of interest rates, expected prepayments, credit and other market conditions, and are expected to change over time. We could fail to properly assess a risk or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedges. Furthermore, the derivative financial instruments we select may not have the effect of reducing our risk. Poorly designed hedging strategies or improperly executed transactions could increase our risk of loss. Hedging activities could also result in losses if the hedged event does not occur. Numerous other factors can also impact the effectiveness of our hedging strategies including the following:

•	the cost of interest rate hedges, which can be particularly costly during periods of interest rate volatility and rising rates;

•	the degree to which the interest rate hedge benchmark rate correlates to the interest rate risk for which protection is sought;

•	the degree to which the duration of the hedge matches the duration of the related asset or liability, particularly as interest rates change;

•
the amount of income that a REIT may earn from hedging transactions, other than hedging transactions that satisfy certain requirements of the Internal Revenue Code or that are done through a TRS, which is limited by federal tax provisions governing REITs; and

•	the degree to which the value of our interest rate hedges changes relative to our assets as a result of fluctuations in interest rates, passage of time, or other factors.

For these reasons, our hedging strategies may fail to protect us from loss and could even result in greater losses than if we had not entered in the hedge transaction, which would negatively impact our operating results and financial condition.
Changes in prepayment rates may adversely affect the return on our investments.
Our investment portfolio includes securities backed by pools of mortgage loans which receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates faster or slower than anticipated, it exposes us to prepayment or extension risk. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case as other factors can affect the rate of prepayments, including loan age and size, loan-to-value ratios, housing price trends, general economic conditions and other factors.
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
Prepayment rates are difficult to predict, and market conditions may disrupt the historical correlation between interest rate changes and prepayment trends.
Our success depends, in part, on our ability predict prepayment behavior under a variety of economic conditions and particularly the relationship between changing interest rates and the rate of prepayments. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends separately and collectively to assess their effects on our investment portfolio. To a large extent our analysis is based on models that are dependent on a number of assumptions and inputs. Many of the assumptions we use are based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions. There is risk that our assumptions are incorrect. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes. Prepayment rates are also impacted by other factors beyond interest rates, such as when borrowers sell their property and use the proceeds to prepay their mortgage or when borrowers default on their mortgages and the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac will also generally purchase mortgages that are 120 days or more delinquent from RMBS trusts when the cost of guarantee payments to security holders exceeds the cost of holding the nonperforming loans in their portfolios. In addition, the introduction of U.S. Government programs, or changes to existing programs, could increase the availability of mortgage credit to homeowners, which could impact prepayment rates, particularly for Fannie Mae and Freddie Mac Agency RMBS.
The impact of each of these factors on prepayment rates is difficult to predict and may negatively impact our ability to assess the market value of our investment portfolio, implement hedging strategies and/or implement techniques to reduce our prepayment rate volatility, which could adversely affect our financial condition and results of operations.
We use analytical models and data in connection with the valuation of assets and our risk management and hedging activities, and any incorrect, misleading or incomplete information used in connection therewith would subject us to potential risks.
We use analytical models (both those supplied by third parties and proprietary models developed by us) and data and other information supplied by our third-party vendors to value assets, assess potential asset purchases and in connection with our risk management and hedging activities. Models are dependent on a number of assumptions and inputs. Models may also assume a static portfolio; however, we actively manage our portfolio and, thus, actual results could differ materially from these estimates. If either the models, their underlying assumptions or data inputs prove to be incorrect, misleading or incomplete, any decisions we make in reliance thereon expose us to potential risks. For example, we may be induced to buy certain assets at prices that are too high, sell certain other assets at prices that are too low or forego favorable opportunities altogether. Similarly, any hedging based on faulty models and data may prove to be unsuccessful and expose us to losses on our hedging activities.
Many of the analytical models used by us, such as mortgage prepayment models or mortgage default models, are predictive in nature. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. Furthermore, since predictive models are usually constructed based on historical trends using data supplied by third parties, the success of relying on such models depends heavily on the accuracy and reliability of the supplied historical data. Additionally, multiple factors could disrupt the relationships between data and historical trends, reducing the ability of our models to predict future outcomes, or even render them invalid, which we are at greater risk of during periods of high volatility. Consequently, actual results could differ materially from our projections. Moreover, use of different models could result in materially different projections.
Some of the risks of relying on analytical models and third-party data are particular to analyzing tranches from securitizations, such as residential and commercial mortgage-backed securities. These risks include, but are not limited to, the following: (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete, or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Many of the models we use include LIBOR as an input. The expected transition away from LIBOR may require changes to models, may change the underlying economic relationships being modeled, and may require the models to be run with less historical data than is currently available for LIBOR. We may incorrectly value LIBOR-based instruments because our models do not currently account for LIBOR cessation.
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
Commercial mortgage loans underlying CMBS are generally secured by multifamily or other commercial property and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by numerous factors, such as: occupancy rates, tenant mix, success of tenant businesses, property management decisions, property location and condition, changes in economic conditions and other factors.
Geographic concentration can expose us to greater risk of default and loss. Repayments by borrowers and the market value of the related assets underlying our investments are affected by national as well as local and regional economic conditions. As a result, concentrations of investments tied to geographic regions increase the risk that adverse economic conditions or other developments affecting a region could increase the frequency and severity of losses on our investments. Additionally, assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, rising sea levels, floods, hurricanes and certain climate risks) than properties in other parts of the country, and assets located in coastal states may be more susceptible to hurricanes than properties in other parts of the country. As a result, areas affected by such events often experience disruptions in travel, transportation and tourism, loss of jobs and an overall decrease in consumer activity, and often a decline in real estate-related investments, and their economies may not recover sufficiently to support income producing real estate at pre-event levels. These types of occurrences may increase over time or become more severe due to changes in weather patterns and other climate changes.
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
Credit ratings assigned to our credit risk-oriented investments are subject to ongoing evaluation and revision and could be downgraded, adversely affecting the value of our investments.
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
The anticipated discontinuation of LIBOR and transition from LIBOR to an alternative reference rate could negatively impact our variable rate financial instruments and the dividends we pay on our fixed-to-floating rate cumulative redeemable preferred stock.
Our outstanding fixed-to-floating rate cumulative redeemable preferred stock agreements, variable rate investments, swaption agreements and certain of our interest rate swap and borrowing agreements are indexed to USD LIBOR. LIBOR is an indicative measure of the average interest rate at which major global banks could borrow from one another and is used extensively as a “benchmark” or “reference rate” for various financial and commercial contracts. LIBOR is quoted in multiple currencies and multiple time frames using data reported by private-sector banks. In July 2017, the regulator of LIBOR, the United Kingdom Financial Conduct Authority, announced its intent to phase out the use of LIBOR by the end of 2021, citing a number of banks' reluctance to participate in setting LIBOR rates and an insufficient number of interbank lending transactions from which LIBOR may be set.
In anticipation of the discontinuation of LIBOR, in the U.S., the Alternative Reference Rates Committee (“ARRC”), a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York comprised of large U.S. financial institutions, regulators and other private and public-sector entities, has identified the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR.  SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S.

Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions.  Although the U.S. Treasury-backed overnight repo market is a highly liquid, there is currently no robust market for determining, forward-looking, SOFR term rates. Additionally, certain of our LIBOR based contracts that may be in effect at the time of LIBOR discontinuation may not contain fallback language in the event LIBOR is unavailable or may not contain fallback language that contemplates the permanent discontinuation of LIBOR. Consequently, there is uncertainty as to how our LIBOR based financial instruments may react to its discontinuation.
It also is possible that not all of our LIBOR based assets and liabilities will transition away from LIBOR at the same time, and it is possible that not all of our assets and liabilities will transition to the same alternative reference rate, in each case increasing the difficulty of hedging. Switching existing financial instruments and hedging transactions from LIBOR to SOFR requires calculations of a fixed spread to account for differences between LIBOR and SOFR. Industry organizations are attempting to structure the spread calculation in a manner that minimizes the possibility of value transfer between counterparties by virtue of the transition, but there is no assurance that the calculated spread will be fair and accurate or that similar financial instruments will use the same spread. We and other market participants have less experience understanding and modeling SOFR-based assets and liabilities than LIBOR-based assets and liabilities, increasing the difficulty of investing, hedging, and risk management. The process of transition may also involve operational risks. It is also possible that no transition will occur for certain financial instruments, meaning that those instruments would continue to be subject to the weaknesses of the LIBOR calculation process and/or, as is the potential case for our Series C fixed-to-floating rate preferred stock, that the determination of LIBOR would be dependent on banks voluntarily providing quotations of LIBOR to us based on specified procedures, which an insufficient number of banks may be willing or able to do, in which case the variable rate instrument could convert to a fixed-rate instrument based on the most recent rate in effect for the instrument. At this time, it is not possible to predict the effect of any such changes, any establishment of alternative reference rates or any other reforms to LIBOR that may be implemented. The nature of such potential changes, alternative reference rates or other reforms could adversely affect the market for or value of our financial instruments and the dividends we pay on our fixed-to-floating rate preferred stock on which the interest is determined by reference to LIBOR.
Regulations adopted by the U.S. Commodity Futures Trading Commission ("CFTC") and regulators of other countries could impose increased margin requirements and require additional operational and compliance costs.
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
Federal housing finance reform, including potential changes to the Federal conservatorship of Fannie Mae and Freddie Mac or to laws or regulations affecting the relationship between the GSEs and the U.S. Government, may adversely affect our business.
The payments of principal and interest we receive on our Agency RMBS are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The guarantees on Agency securities created by Ginnie Mae are explicitly backed by the full faith and credit of the U.S. Government, whereas the guarantees on Agency securities created by Fannie Mae and Freddie Mac are not.
In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has provided a liquidity backstop to Fannie Mae and Freddie Mac to ensure their financial stability. Shortly after Fannie Mae and Freddie Mac were placed in federal conservatorship, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market should be re-examined.
The release of the Presidential Memorandum on Federal Housing Finance Reform in March 2019, which directed the Secretary of the Treasury to develop a plan to end GSE conservatorship, and housing finance reform plans by both the Treasury Department and the Department of Housing and Urban Development in September 2019, coupled with new leadership at the FHFA, has elevated the potential for administrative and/or legislative action to affect structural GSE and federal housing reform. Consequently, the U.S. Treasury could also stop providing credit support to Fannie Mae and Freddie Mac in the future, the future roles of Fannie Mae and Freddie Mac could be significantly modified and/or the nature of their guarantee obligations could be considerably limited relative to historical measurements.
If conservatorship were ended without legislative action to authorize an explicit government guarantee, Agency RMBS could be more difficult to finance, and the price of Agency RMBS could decline. Additionally, without a sufficiently robust U.S. government backstop, Fannie Mae and Freddie Mac Agency securities would likely no longer be fungible with one another, leading to a failure of the Uniform Mortgage Backed Security ("UMBS") TBA program, which is intended to improve the overall liquidity of Agency securities and help ensure the liquidity of the federal housing market. Changes to the nature of GSE guarantee obligations could also re-define what constitutes an Agency security. Consequently, ending GSE conservatorship without an explicit government guarantee (or a sufficient U.S. Treasury backstop) or the enactment of other federal housing reform measures could have broad adverse implications and negatively affect our financial position and results of operations.
We may be unable to acquire desirable investments due to competition, a reduction in the supply of new production Agency RMBS having the specific attributes we seek, and other factors.
We invest in Agency RMBS as well as other types of mortgage and mortgage-related residential and commercial mortgage-backed securities and other investments in, or related to, the housing, mortgage or real estate markets. Our profitability depends, in large part, on our ability to acquire our target assets at attractive prices.
We may seek assets that include specific attributes that affect their propensity for prepayment under certain market conditions or enable us to satisfy certain asset test requirements to maintain our REIT qualification status or exemption from regulation under the Investment Company Act (such as "whole pool" Agency RMBS). A sufficient supply of our target assets may not be available at attractive prices, or even available at all. We also may compete for these assets with a variety of other investors, including other REITs, specialty finance companies, public and private funds, government entities, commercial and investment banks, insurance companies and other financial institutions, who may have competitive advantages over us, such as a lower cost of funds and access to funding sources that may not be available to us.
Federal housing finance reform initiatives may also affect the supply of new production Agency RMBS “whole pool” securities. On May 13, 2014, the FHFA released its updated 2014 Strategic Plan for the Conservatorships of Fannie Mae and Freddie Mac, which set forth goals for the next phase of the Fannie Mae and Freddie Mac conservatorships, including a desire to build a new single-family securitization infrastructure for use by the GSEs and adaptable for use by other participants in the secondary market. Pursuant to this strategic plan and at the direction of the FHFA, Fannie Mae and Freddie Mac completed a joint initiative to develop a common mortgage backed security to be issued by the GSEs, commonly referred to as the Single Security Initiative, and began issuing UMBS in 2019. Concomitant with this initiative, the GSE’s have adopted practices in issuing RMBS pools that have impacted the supply of new issuance “whole pool” securities. In November 2019, the FHFA issued a request for information concerning the GSE’s pooling practices, which included some recommendations that, if implemented, would require the GSE’s to predominantly issue large multi-lender mortgage pools and would constrain issuances of specified mortgage pools. This proposal engendered significant opposition from many sectors of the housing finance industry, but its adoption as a whole or in part remains uncertain. Some other housing finance reform proposals that have been made would seek to implement more stringent guidelines that reduce the types and sizes of mortgage loans eligible to be purchased by the GSEs. The extent to which any of these initiatives will be implemented remains uncertain, but each of them may limit the overall supply of “whole pool” Agency RMBS with desirable prepayment and other characteristics.
Consequently, we cannot guarantee that we will be able to obtain a sufficient level of desirable investments, which could negatively impact our ability to achieve our target leverage ratio, raise additional equity at otherwise opportune times, continue to maintain our REIT qualification or exemption from regulation under the Investment Company Act, or sufficiently reduce our exposure to prepayment, extension and other risks, which could negatively impact our financial condition and results of operation.
Changes to the U.S. federal income tax code could have a material impact on the residential mortgage market, which could impact the pricing of RMBS.
Changes to the federal income tax code pertaining to the deductibility of home mortgage interest and the treatment of other items related to home ownership can negatively impact the housing market and pricing of RMBS. Most recently, the Tax Cuts and Jobs Act ("TCJA"), which generally went into effect on January 1, 2018, set limits on deductions of state and local income and property taxes to an aggregate amount of $10,000 and modified the amount of residential mortgage interest that is deductible, limiting the deduction available for mortgage interest by reducing the amount of mortgage debt that can qualify from $1 million to $750,000, subject to grandfathering mortgage debt outstanding at the time of enactment.  In addition, the TCJA eliminated the home equity mortgage interest deduction. Absent future legislation, many of the changes affecting individual taxpayers under the TCJA will cease to apply after December 31, 2025 and will revert to their pre-2018 form, but it is expected that the number of individual taxpayers that itemize deductions have or will decrease significantly causing the income tax benefits of residential home ownership to decline materially.  These factors, and future changes to the federal income tax code, could reduce the demand for home ownership, result in a decline in the pricing of residential real estate as well as alter the prepayment patterns of residential mortgages, all of which could have a significant impact on the pricing and returns of RMBS.
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
We are highly dependent on information systems and third parties, and systems failures or cybersecurity incidents could significantly disrupt our business, which may, in turn, negatively affect the market price of our common stock and our ability to operate our business.
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading activities, including mortgage-backed securities trading activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or personal or confidential information of our employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, financial losses, litigation and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyberattacks, or security breaches. We may face increased costs as we continue to evolve our cyber defenses in order to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify but could have a significant adverse effect on our operating results. Additionally, the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving.
Computer malware, viruses, computer hacking and phishing attacks have become more prevalent in our industry and we are from time to time subject to such attempted attacks. We rely heavily on financial, accounting and other data processing systems maintained by us and by third parties with whom we contract for information technology, network, data, storage and other related services. Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we or the third parties with whom we contract have experienced an undetected breach. There is no assurance that we, or the third parties that facilitate our business activities, have not or will not experience a breach. It is difficult to determine what, if any, negative impact may directly result from any specific interruption or cyber-attacks or security breaches of our networks or systems (or the networks or systems of third parties that facilitate our business activities) or any failure to maintain performance, reliability and security of our technical infrastructure, but such computer malware, viruses, and computer hacking and phishing attacks may negatively affect our operations.
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
The present U.S. federal income tax treatment of REITs may be modified, possibly with retroactive effect, by legislative, judicial or administrative action at any time, which could affect our ability to maintain our REIT status and/or the federal income tax treatment of an investment in us. The federal income tax rules dealing with REITs constantly are under review by persons involved in the legislative process, the IRS and the U.S. Treasury Department, which results in statutory changes as well as frequent revisions to regulations and interpretations. Revisions in Federal tax laws and interpretations thereof could affect or cause us to change our investments and affect the tax considerations of an investment in us.
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
Even if we remain qualified for taxation as a REIT, we may nonetheless be subject to certain federal, state and local taxes on our income and assets, including the following items. Any of these or other taxes we may incur would decrease cash available for distribution to our stockholders.

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
The specific real estate related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. In satisfying the 55% requirement, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we directly or indirectly hold all the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests based on pronouncements of the SEC staff. We treat partial pool securities, CRT and other mortgage related securities as real estate-related assets. Consequently, our ability to satisfy the exemption under the Investment Company Act is dependent upon our ability to acquire and hold on a continuous basis a sufficient amount of whole pool securities, The availability of whole pool securities may be adversely impacted by a variety of factors, including GSE pooling practices, which can change over time, housing finance reform initiatives and competition for whole pool securities with other mortgage REITs.
Additionally, if the SEC determines that any of our securities are not qualifying interests in real estate or real estate-related assets, adopts a contrary interpretation with respect to these securities or otherwise believes we do not satisfy the above exceptions or changes its interpretation of the above exceptions, we could be required to restructure our activities or sell certain of our assets. As such, we cannot guarantee that we will be able acquire or hold a sufficient amount of whole pool securities to maintain our exemption under the Investment Company Act, and our compliance with these requirements may at times lead us to adopt less efficient methods of financing certain of our investments or to forego acquiring higher yielding securities. Importantly, if we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we currently conduct it, which could materially and adversely affect our business.
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
Future offerings of debt securities, which would rank senior to our common and preferred upon our liquidation, and future offerings of equity securities, which would dilute our existing stockholders or may be senior to our common stock for the purposes of dividend and liquidating distributions, may adversely affect the market price of our common stock.
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
Item 3. Legal Proceedings
AGNC was named as a nominal defendant in three stockholder derivative lawsuits filed against the Company and certain of our current and former directors and officers. One case, H&N Management Group and AFF Cos. Frozen Money Purchase Plan v. Couch, et al., (the “Delaware Action”) was filed in the Chancery Court of the State of Delaware on October 21, 2016. The plaintiff in the Delaware Action alleged breach of fiduciary duty and corporate waste by certain of our current and former directors and officers relating to decisions not to terminate our management agreement with our former external manager (the “Renewal Claims”) and the internalization of our management through the acquisition of our manager, which was completed on July 1, 2016 (“Internalization Claims”). The plaintiff also named Ares Capital Corporation, Ivy Hill Asset Management, LLC and ACAS, LLC, (collectively, the “Ares Defendants”) as defendants and alleged that they aided and abetted and were unjustly enriched by the supposed breaches of duty (the “Ares Claims”). Following fact discovery, the parties to the Delaware Action reached a settlement, which was approved by the Delaware Chancery Court on December 4, 2019 and has now become final. Pursuant to the terms of the settlement, as approved, in February 2020, the Company received aggregate settlement payments of approximately $25.6 million on behalf of all defendants, and the plaintiff attorneys were awarded approximately $9.8 million in fees. The settlement also releases the Company, the defendants and certain of their respective affiliates from liability, subject to the terms and conditions of the settlement.
The other two cases, Clem v. Kain, et al., and Wall v. Kain, et al., were filed in the U.S. District Court in the District of Maryland on September 21, 2016 and September 30, 2016, respectively, and were consolidated on October 25, 2016, under the name In re American Capital Agency Stockholder Derivative Litigation, (collectively, the “Maryland Action”). The Maryland Action involved allegations of breach of fiduciary duties and aiding and abetting against the same individuals related to substantially the same events (i.e., Renewal Claims, Internalization Claims and Ares Claims) as alleged in the Delaware Action. Upon joint request of the parties, the District Court dismissed the Maryland Action with prejudice on January 21, 2020.

Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities

Quarterly Stock Prices and Dividend Declarations

Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of January 31, 2020, we had 1,181 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders. The following table sets forth the range of high and low sales prices of our common stock as reported on the Nasdaq Global Select Market and dividends declared on our common stock for fiscal years 2019 and 2018:

	Common Stock
	Sales Prices		Dividends Declared [1]
	High	Low
Fiscal Year 2019
Fourth Quarter	$18.09	$15.60	$0.48
Third Quarter	$17.60	$14.51	$0.48
Second Quarter	$18.29	$16.19	$0.50
First Quarter	$18.20	$17.40	$0.54
Fiscal Year 2018
Fourth Quarter	$18.76	$16.96	$0.54
Third Quarter	$19.72	$18.51	$0.54
Second Quarter	$19.26	$18.46	$0.54
First Quarter	$20.26	$17.84	$0.54
________________________________
1.Represents the sum of monthly dividends declared during each period presented.
We intend to pay dividends monthly to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." Additionally, holders of depositary shares underlying our preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. (For a description of our preferred stock please refer to Note 9 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K). All distributions to stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.
The following table summarizes the tax characterization of dividends declared on our common stock for fiscal years 2019 and 2018:

		Tax Characterization
	Dividends Declared Per Share of Common Stock	Ordinary Income Per Share	Qualified Dividends	Long-Term Capital Gains Per Share	Non-Dividend Distributions [3]	Section 199A Dividend [4]
Fiscal Year 2019 [1]	$2.02	$1.159504	$—	$—	$0.860496	$1.159504
Fiscal Year 2018 [2]	$2.16	$1.127208	$—	$—	$1.032792	$1.127208
________________________________

1.
Includes dividends declared during the 12-month period ended November 30, 2019. The dividend of $0.16 per common share declared on December 10, 2019, which was paid on January 10, 2020, will be reported to stockholders as a fiscal year 2020 distribution for U.S. federal income tax purposes.

2.	Includes dividends declared during the 12-month period ended November 30, 2018.

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
 Equity Compensation Plan Information

The following table summarizes information, as of December 31, 2019, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See "Item 8. Financial Statements" for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	3,440,135	$—	6,413,631
Equity compensation plans not approved by security holders	—	—	—
Total	3,440,135	$—	6,413,631
________________________________

1.
Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2019.

2.
Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph

The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2014, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; (iv) an index of selected issuers in our peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation and Armour Residential REIT, Inc, (collectively, the "Agency REIT Peer Group (old)"); and (v) an updated index of peers adding Two Harbors Investment Corp, Invesco Mortgage Capital, Inc and Dynex Capital, Inc, to Agency REIT Peer Group (old) (collectively, the "Agency REIT Peer Group (new)").

________________________________
*$100 invested on 12/31/14 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.
Copyright © 2020 S&P, a division of S&P Global. All rights reserved.

	December 31,
	2019	2018	2017	2016	2015
AGNC Investment Corp.	$145.55	$128.44	$131.74	$106.50	$90.11
S&P 500	$173.86	$132.23	$138.29	$113.51	$101.38
FTSE NAREIT Mortgage REITs	$158.60	$130.71	$134.10	$111.95	$91.12
Agency REIT Peer Group (old) [1]	$143.30	$133.76	$146.12	$114.20	$95.07
Agency REIT Peer Group (new) [1]	$148.74	$132.34	$145.14	$113.36	$93.51
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

Item 6. Selected Financial Data

The following selected financial data is derived from our annual financial statements for the five years ended December 31, 2019. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations included in this Annual Report on Form 10-K:

($ in Millions, Except Per Share Amounts)	December 31,
Balance Sheet Data	2019	2018	2017	2016	2015
Investment securities, at fair value	$100,442	$84,287	$57,080	$46,499	$52,473
Total assets	$113,082	$109,241	$70,376	$56,880	$57,021
Repurchase agreements and other debt	$89,410	$75,992	$50,653	$41,355	$46,102
Total liabilities	$102,041	$99,335	$61,622	$49,524	$49,050
Total stockholders' equity	$11,041	$9,906	$8,754	$7,356	$7,971
Net book value per common share [1]	$18.63	$17.54	$21.09	$21.17	$22.59
Tangible net book value per common share [2]	$17.66	$16.56	$19.69	$19.50	N/A

	Fiscal Year
Statement of Comprehensive Income Data	2019	2018	2017	2016	2015
Interest income	$2,842	$1,949	$1,293	$1,321	$1,466
Interest expense	2,149	1,173	524	394	330
Net interest income	693	776	769	927	1,136
Other gain (loss), net	78	(547)	75	(199)	(782)
Operating expenses	83	100	73	105	139
Net income	688	129	771	623	215
Dividends on preferred stock	54	36	32	28	28
Issuance cost of redeemed preferred stock	6	—	6	—	—
Net income available to common stockholders	$628	$93	$733	$595	$187

Net income (loss)	$688	$129	$771	$623	$215
Other comprehensive income (loss), net	1,040	(598)	52	(331)	(496)
Comprehensive income (loss)	1,728	(469)	823	292	(281)
Dividends on preferred stock	54	36	32	28	28
Issuance cost of redeemed preferred stock	6	—	6	—	—
Comprehensive income (loss) available (attributable) to common stockholders	$1,668	$(505)	$785	$264	$(309)

Weighted average number of common shares outstanding - basic	540.6	441.1	358.6	331.9	348.6
Weighted average number of common shares outstanding - diluted	541.4	441.4	358.7	331.9	348.6
Net income per common share - basic	$1.16	$0.21	$2.04	$1.79	$0.54
Net income per common share - diluted	$1.16	$0.21	$2.04	$1.79	$0.54
Comprehensive income (loss) per common share - basic	$3.09	$(1.14)	$2.19	$0.80	$(0.89)
Comprehensive income (loss) per common share - diluted	$3.08	$(1.14)	$2.19	$0.80	$(0.89)
Dividends declared per common share	$2.00	$2.16	$2.16	$2.30	$2.48

	Fiscal Year
Other Data (Unaudited) *	2019	2018	2017	2016	2015
Average investment securities - at par	$89,234	$60,733	$45,198	$47,101	$51,759
Average investment securities - at cost	$92,207	$63,348	$47,330	$49,268	$54,019
Net TBA dollar roll position - at par (as of period end)	$7,322	$7,152	$15,474	$10,916	$7,295
Net TBA dollar roll position - at cost (as of period end)	$7,404	$7,252	$15,739	$11,312	$7,430
Net TBA dollar roll position - at market value (as of period end)	$7,429	$7,322	$15,742	$11,165	$7,444
Net TBA dollar roll position - at carrying value (as of period end) [3]	$25	$70	$3	$(147)	$14
Average net TBA portfolio - at cost	$9,262	$14,697	$16,859	$10,329	$7,547
Average total assets - at fair value	$110,112	$79,094	$58,727	$56,931	$63,674
Average repurchase agreements and other debt outstanding [4]	$86,231	$55,592	$41,942	$44,566	$48,641
Average stockholders' equity [5]	$10,380	$9,050	$7,933	$7,718	$8,817
Average tangible net book value "at risk" leverage [6]	9.7:1	8.3:1	8.0:1	7.5:1	6.4:1
Tangible net book value "at risk" leverage (as of period end) [7]	9.4:1	9.0:1	8.1:1	7.7:1	6.8:1
Economic return on tangible common equity [8]	18.7%	(4.9)%	12.1%	3.9%	(2.6)%
Expenses % of average total assets [9]	0.08%	0.09%	0.12%	0.17%	0.22%
Expenses % of average assets, including average net TBA position [9]	0.07%	0.08%	0.09%	0.14%	0.20%
Expenses % of average stockholders' equity [9]	0.80%	0.81%	0.92%	1.24%	1.58%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill and other intangible assets.

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

6.
Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average mortgage borrowings outstanding (Agency and non-Agency MBS repurchase agreements, other debt and TBA securities (at cost)) for the period by the sum of average stockholders' equity adjusted to exclude goodwill and other intangible assets for the period. Leverage excludes U.S. Treasury repurchase agreements.

7.
"At risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end (at cost) by the sum of total stockholders' equity adjusted to exclude goodwill and other intangible assets as of period end. Leverage excludes U.S. Treasury repurchase agreements.

8.
Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share.

9.
Expenses for fiscal year 2018 and 2016 have been adjusted to exclude one-time or non-recurring expenses. Fiscal year 2018 adjusted expenses exclude $27 million of non-recurring expenses associated with the sale of MTGE Investment Corp., an entity we previously managed, and corresponding termination of MTGE's management agreement. Excluded amounts include the write-off of our intangible asset associated with our acquisition of the MTGE management agreement and other miscellaneous expenses. Fiscal year 2016 adjusted expenses exclude $9 million of one-time expenses associated with our acquisition of AMM.

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

EXECUTIVE OVERVIEW
We are an internally managed REIT. We commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
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

Trends and Recent Market Impacts
Global equity and bond markets finished fiscal year 2019 on a positive note, as signs of stabilization in global economic growth and prospects of a “Phase 1” trade deal between the U.S. and China emerged. Notwithstanding the strong end to 2019, concerns over slower growth and trade tensions contributed to periods of pronounced interest rate volatility during the year, with the 10-year U.S. Treasury note rate declining from 2.68% at the start of the year to a multi-year low of 1.42%, before closing the year at 1.92%. Many major central banks responded to the growing global growth concerns by lowering short-term rates as well as implementing other forms of monetary policy accommodation during the year.
For its part, the U.S. Federal Reserve pivoted sharply from its campaign of raising short-term interest rates at the end of 2018 and, for the first time since 2008, lowered the federal funds target rate by 25 basis point rate cuts at each of its July, September, and October 2019 meetings. In August 2019, the Fed also suspended the runoff of its U.S. Treasury portfolio and began redeploying up to $20 billion per month of paydowns from its Agency RMBS portfolio into Treasury securities and reinvesting paydowns in excess of $20 billion into Agency RMBS, maintaining a larger balance sheet than the market had previously anticipated. Notwithstanding the Fed’s more accommodative stance, repo rates remained elevated throughout the year compared to other short-term rates, and, in September, disruptions in the repo market led to a large spike in overnight rates. In response, the Fed reinstituted daily open market repurchase operations at the end of the third quarter, thereby adding significant liquidity to the repo market. In October, the Fed announced additional measures to further stabilize the funding markets through monthly purchases of Treasury bills and an increase to its overnight and term open market operations. Together, these actions added in excess of $400 billion of liquidity to the system as of the end of 2019. The Fed also announced that it would continue its monthly U.S. Treasury purchase program and its open market repurchase operations through the first half of 2020. Although specific future Fed actions, including continuation of these or other additional efforts, are uncertain, its actions added stability to the overnight repo markets at the end of December 2019, and, as such, we expect repo funding will return to more normal levels relative to the federal funds rate in 2020.
U.S. equities and other risk assets performed well during the year, reaching new highs as greater central bank accommodation outweighed concerns over global economic weakness. The performance of Agency RMBS, however, was mixed. During the first quarter, Agency RMBS outperformed U.S. Treasury and interest rate swap hedges but underperformed in the second and third quarters due to elevated prepayment concerns and a flattening yield curve. Late in the fourth quarter, the combination of easing trade tensions, increasing monetary accommodation and diminished prepayment concerns resulting from rising interest rates drove mortgage spreads meaningfully tighter and reversed much of the spread widening from the prior two quarters.

Despite these challenging conditions, our tangible economic return for the year was 18.7%, consisting of a $1.10 increase in tangible net book value per common share and $2.00 of dividends per common for the year. Asset selection and hedge repositioning drove much of our strong performance for the year.
Prepayment risk in the Agency RMBS market increased significantly over the course of the year as interest rates fell. A large percentage of our portfolio, however, consisted of specified Agency RMBS with favorable attributes that reduce the likelihood of prepayment. As a result, these assets meaningfully outperformed other more generic Agency RMBS. In addition, we proactively reduced our holdings of higher coupon, generic Agency RMBS in favor of lower coupon RMBS, which significantly reduced our exposure to faster prepayments while also taking advantage of compelling valuations.
On the hedge side, we increased our interest rate hedges from 77% of our aggregate funding liabilities as of the start of the year to 102% at year-end. We also adjusted the duration and composition of our hedge portfolio, taking advantage of material repricing events in the interest rate swap market during the year. As a result, despite significant interest rate volatility, our duration gap, which is a measure of the mismatch between the interest sensitivity of our assets and liabilities, inclusive of interest rate hedges, remained relatively stable during year and was 0.4 years as of December 31, 2019, compared to 0.2 years as of December 31, 2018. (For additional information regarding our interest rate and spread sensitivity please refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk of this Form 10-K.)
Our net spread and dollar roll income (a non-GAAP measure) was $1.97 per common share for the year, compared to $2.40 per common share for 2018. Excluding "catch-up" premium amortization, net spread and dollar roll income was $2.16 per common share for the year, a decline from $2.35 per common share for 2018 largely due to higher funding costs resulting from multiple Fed rate hikes in prior years and persistently elevated repo funding costs during 2019. Our net interest spread, which represents the difference in the yield on our assets (excluding “catch-up” amortization and including TBA securities) and our cost of funds, was 1.18% for 2019, compared to 1.27% for 2018. (For additional information regarding non-GAAP measures and reconciliations to the the most comparable GAAP measure please refer to Results of Operations later within this MD&A.)
Our average forecasted portfolio CPR as of December 31, 2019 was 10.8%, an increase from 7.9%, consistent with the decline in longer-term rates. Our actual portfolio CPR averaged 11.4% for the year, an increase from 8.7% for 2018 but well below prepayment rates observed on other generic, higher coupon Agency RMBS. Our tangible net book value "at risk" leverage increased to 9.4x as of December 31, 2019, from 9.0x as of December 31, 2018, and averaged 9.7x for the year, compared to 8.3x for 2018, as Agency RMBS valuations relative to interest rate hedges during the year enhanced our expected risk-adjusted returns.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2018	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Dec. 31, 2019 vs Dec. 31, 2018
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	2.50%	2.50%	2.50%	2.00%	1.75%	-0.75	bps
LIBOR:
1-Month	2.50%	2.49%	2.40%	2.02%	1.76%	-0.74	bps
3-Month	2.81%	2.60%	2.32%	2.09%	1.91%	-0.90	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	2.49%	2.26%	1.75%	1.62%	1.57%	-0.92	bps
5-Year U.S. Treasury	2.51%	2.23%	1.77%	1.54%	1.69%	-0.82	bps
10-Year U.S. Treasury	2.68%	2.41%	2.01%	1.66%	1.92%	-0.76	bps
30-Year U.S. Treasury	3.01%	2.81%	2.53%	2.11%	2.39%	-0.62	bps
Interest Rate Swap Rate:
2-Year Swap	2.66%	2.38%	1.81%	1.63%	1.70%	-0.96	bps
5-Year Swap	2.57%	2.28%	1.77%	1.50%	1.73%	-0.84	bps
10-Year Swap	2.71%	2.41%	1.96%	1.56%	1.90%	-0.81	bps
30-Year Swap	2.84%	2.58%	2.21%	1.71%	2.09%	-0.75	bps
30-Year Fixed Rate Agency Price:
3.0%	$97.54	$99.55	$100.84	$101.51	$101.42	+$3.88
3.5%	$99.95	$101.35	$102.24	$102.58	$102.86	+$2.91
4.0%	$101.94	$102.86	$103.36	$103.77	$104.01	+$2.07
4.5%	$103.53	$104.20	$104.49	$105.29	$105.29	+$1.76
15-Year Fixed Rate Agency Price:
2.5%	$97.70	$99.39	$100.67	$100.85	$100.91	+$3.21
3.0%	$99.80	$100.89	$101.95	$102.21	$102.50	+$2.70
3.5%	$101.23	$102.28	$103.20	$103.42	$103.69	+$2.46
4.0%	$102.34	$103.00	$103.84	$104.08	$104.28	+$1.94
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of December 31, 2019 and 2018, our investment portfolio consisted of $100.4 billion and $84.3 billion of investment securities, at fair value, respectively, and $7.4 billion and $7.3 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of December 31, 2019 and 2018 (dollars in millions):

	December 31, 2019				December 31, 2018
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$6,140	$6,239	3.29%	6%	$7,386	$7,294	3.30%	8%
15-year TBA securities, net [1]	2,222	2,226	2.91%	2%	3,635	3,673	3.61%	4%
Total ≤ 15-year	8,362	8,465	3.19%	8%	11,021	10,967	3.40%	12%
20-year RMBS	752	773	3.87%	1%	778	774	3.95%	1%
30-year:
30-year RMBS	89,483	91,062	3.67%	84%	74,883	73,685	3.87%	80%
30-year TBA securities, net [1]	5,182	5,203	2.92%	5%	3,617	3,649	4.47%	4%
Total 30-year	94,665	96,265	3.63%	89%	78,500	77,334	3.90%	84%
Total fixed rate Agency RMBS and TBA securities	103,779	105,503	3.60%	98%	90,299	89,075	3.84%	97%
Adjustable rate Agency RMBS	160	163	3.04%	—%	212	213	3.10%	—%
Multifamily	37	39	3.37%	—%	—	—	—%	—%
CMO Agency RMBS:
CMO	441	447	3.44%	—%	588	583	3.46%	1%
Interest-only strips	63	77	4.22%	—%	77	84	3.61%	—%
Principal-only strips	83	87	—%	—%	95	94	—%	—%
Total CMO Agency RMBS	587	611	3.48%	1%	760	761	3.21%	1%
Total Agency RMBS and TBA securities	104,563	106,316	3.59%	99%	91,271	90,049	3.83%	98%
Non-Agency RMBS	198	209	4.05%	—%	264	266	3.83%	1%
CMBS	352	370	4.49%	1%	280	282	4.58%	—%
CRT	961	976	5.07%	1%	1,006	1,012	5.86%	1%
Total investment portfolio	$106,074	$107,871	3.61%	100%	$92,821	$91,609	3.85%	100%
________________________________

1.
TBA securities are presented net of long and short positions. As of December 31, 2019, 30-year TBA securities consisted of $6.8 billion long and $(1.6) billion short TBA securities (at fair value) at an average coupon of 3.17% and 4.00%, respectively, and 15-year TBA securities consisted of entirely long TBA securities at an average coupon of 2.91%. As of December 31, 2018, 30-year TBA securities consisted of $6.9 billion long and $(3.3) billion short TBA securities at an average coupon of 4.03% and 3.56%, respectively, and 15-year TBA securities consisted entirely of long TBA securities at an average coupon of 3.61%. For further details of our TBA securities held as of each date refer to Note 5 of the accompanying consolidated financial statements.

TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2019 and 2018, our TBA positions had a net carrying value of $25 million and $70 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of December 31, 2019 and 2018, the weighted average yield on our investment securities (excluding TBA securities) was 3.07% and 3.31%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of December 31, 2019 and 2018 (dollars in millions):

	December 31, 2019
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$1,720	$1,735	$1,738	40%	101.0%	2.98%	2.11%	86	11%
3.0%	2,985	3,041	3,067	59%	101.7%	3.52%	2.45%	58	10%
3.5%	2,299	2,354	2,401	71%	102.2%	4.04%	2.86%	25	13%
4.0%	1,075	1,109	1,135	84%	103.1%	4.60%	3.05%	26	14%
4.5%	117	122	123	98%	103.5%	4.87%	3.00%	111	13%
≥ 5.0%	1	1	1	100%	101.9%	6.55%	4.55%	146	15%
Total ≤ 15-year	8,197	8,362	8,465	63%	102.0%	3.82%	2.65%	47	12%
20-year
3.0%	54	56	56	97%	103.2%	3.78%	2.42%	5	8%
3.5%	284	289	297	81%	102.0%	4.05%	2.97%	77	12%
4.0%	196	202	209	92%	103.3%	4.45%	3.18%	34	13%
4.5%	194	204	210	100%	104.8%	5.00%	3.23%	37	15%
≥ 5.0%	1	1	1	—%	105.1%	5.95%	3.33%	141	18%
Total 20-year:	729	752	773	90%	103.2%	4.40%	3.05%	49	13%
30-year:
3.0%	27,864	28,218	28,252	3%	101.4%	3.85%	2.73%	8	9%
3.5%	23,760	24,525	24,902	60%	103.3%	4.05%	2.97%	49	10%
4.0%	26,934	28,062	28,795	84%	104.2%	4.51%	3.25%	37	11%
4.5%	12,730	13,381	13,831	93%	105.1%	4.98%	3.45%	23	13%
5.0%	380	410	416	94%	108.0%	5.50%	3.28%	39	14%
≥ 5.5%	63	69	69	49%	109.6%	6.18%	3.33%	158	13%
Total 30-year	91,731	94,665	96,265	55%	103.3%	4.29%	3.07%	31	11%
Total fixed rate	$100,657	$103,779	$105,503	56%	103.3%	4.26%	3.04%	32	11%
________________________________

1.
Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of December 31, 2019, lower balance specified pools had a weighted average original loan balance of $115,000 and $118,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2019.

	December 31, 2018
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$1,157	$1,170	$1,139	75%	101.2%	2.98%	2.11%	74	9%
3.0%	2,651	2,677	2,650	75%	101.7%	3.51%	2.44%	56	9%
3.5%	4,444	4,498	4,502	43%	101.9%	4.07%	2.96%	25	10%
4.0%	2,449	2,507	2,509	40%	103.5%	4.47%	2.96%	44	10%
4.5%	160	167	165	99%	104.0%	4.87%	3.01%	99	11%
≥ 5.0%	2	2	2	100%	102.4%	6.55%	4.57%	134	14%
Total ≤ 15-year	10,863	11,021	10,967	54%	102.0%	3.82%	2.68%	46	10%
20-year
3.5%	314	320	318	80%	102.0%	4.05%	3.00%	70	10%
4.0%	206	214	213	91%	103.4%	4.45%	3.28%	24	10%
4.5%	230	242	241	100%	105.2%	5.00%	3.35%	25	11%
≥ 5.0%	2	2	2	—%	105.7%	5.94%	3.34%	128	16%
Total 20-year:	752	778	774	89%	103.4%	4.46%	3.19%	44	11%
30-year:
≤ 3.0%	3,178	3,133	3,108	3%	100.1%	3.58%	2.97%	47	6%
3.5%	22,410	23,258	22,496	71%	103.2%	4.06%	3.05%	38	6%
4.0%	37,230	38,564	38,147	61%	103.8%	4.54%	3.44%	24	8%
4.5%	12,777	13,319	13,361	69%	104.7%	4.99%	3.75%	14	9%
5.0%	133	143	142	117%	106.8%	5.53%	3.80%	61	9%
≥ 5.5%	75	83	80	49%	110.5%	6.17%	3.35%	147	12%
Total 30-year	75,803	78,500	77,334	63%	103.6%	4.41%	3.34%	28	8%
Total fixed rate	$87,418	$90,299	$89,075	62%	103.5%	4.36%	3.28%	30	8%
________________________________

1.
See Note 1 of preceding table for specified pool composition. As of December 31, 2018, lower balance specified pools had a weighted average original loan balance of $102,000 and $113,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2018.
As of December 31, 2019 and 2018, our investments in CRT and non-Agency securities had the following credit ratings:

	December 31, 2019			December 31, 2018
CRT and Non-Agency Security Credit Ratings [1]	CRT [2]	RMBS	CMBS	CRT [2]	RMBS	CMBS
AAA	$—	$—	$43	$—	$160	$52
AA	—	81	214	—	17	152
A	13	25	34	17	33	15
BBB	67	71	69	25	43	53
BB	471	21	10	492	8	10
B	308	4	—	453	2	—
Not Rated	117	7	—	25	3	—
Total	$976	$209	$370	$1,012	$266	$282
 ________________________________

1.
Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.

2.	CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, each of which were subject to Fannie Mae and Freddie Mac's underwriting standards.

SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates involve estimates that require management to make judgments that are subjective in nature. We rely on our experience and analysis of historical and current market data to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts based on such estimates. For additional information regarding our significant accounting policies please refer to Note 2 to the Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and their contractual terms and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, taking into account scheduled contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2019 was 103.3% of par value; therefore, faster actual or projected prepayments could significantly reduce the yield on our assets.
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
We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previous estimate of future prepayments and (ii) actual prepayments to date and current estimates of future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Consequently, under different conditions, we could report materially different amounts. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K includes the estimated change in the weighted average projected CPR of our investments and in the corresponding weighted average yield on our investments should interest rates instantaneously go up or down by 50 and 100 basis points.
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted (i) to exclude "catch-up" premium amortization associated with changes in CPR estimates and (ii) to include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense and interest rate swap periodic income/(cost). "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and other interest and dividend income (referred to as "adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure), net of management fee income (GAAP measure), adjusted, as applicable, to exclude one-time expenses and termination fee income recognized in connection with MTGE's termination of its management agreement due to the sale of MTGE to a third-party.
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2019, 2018 and 2017, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$3,443	3.84%	$2,280	3.76%	$1,671	3.70%
Net premium amortization	(601)	(0.76)%	(331)	(0.68)%	(378)	(0.97)%
Interest income (GAAP measure)	2,842	3.08%	1,949	3.08%	1,293	2.73%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	104	0.11%	(23)	(0.04)%	37	0.08%
Interest income, excluding "catch-up" premium amortization	2,946	3.19%	1,926	3.04%	1,330	2.81%
TBA dollar roll income - implied interest income [1,2]	306	3.30%	500	3.40%	493	2.92%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$3,252	3.20%	$2,426	3.11%	$1,823	2.84%

Weighted average actual portfolio CPR for investment securities held during the period	11.4%		8.7%		10.9%
Weighted average projected CPR for the remaining life of investment securities held as of period end	10.8%		7.9%		8.4%
Average 30-year fixed rate mortgage rate as of period end [4]	3.74%		4.55%		3.99%
10-year U.S. Treasury rate as of period end	1.92%		2.68%		2.41%
  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

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

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for fiscal years 2019 and 2018 compared to the corresponding prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income

		Due to Change in Average
Fiscal Year 2019 vs. 2018	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$893	$888	$5
Estimated "catch-up" premium amortization due to change in CPR forecast	127	—	127
Interest income, excluding "catch-up" premium amortization	1,020	888	132
TBA dollar roll income - implied interest income	(194)	(185)	(9)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$826	$703	$123

		Due to Change in Average
Fiscal Year 2018 vs. 2017	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$656	$438	$218
Estimated "catch-up" premium amortization due to change in CPR forecast	(60)	—	(60)
Interest income, excluding "catch-up" premium amortization	596	438	158
TBA dollar roll income - implied interest income	7	(63)	70
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$603	$375	$228
Our average investment portfolio, inclusive of TBAs, increased 30% and 22% (at cost) for fiscal years 2019 and 2018, respectively, compared to the corresponding prior year period, largely as a function of deploying net proceeds from equity capital raises into incremental assets and increases to our tangible net book value "at risk" leverage ratio. The annual increases in our average asset yield, excluding "catch-up" amortization and including TBAs, over the corresponding prior year period was largely due to changes in asset composition. During each of 2019 and 2018, we increased our holdings of 30-year fixed rate securities relative to lower coupon, 15-year fixed rate securities. During 2019, the increase in our average portfolio coupon was partly offset by an increase in premium amortization expense associated with lower long-term interest rates and correspondingly faster CPR projections; whereas, during 2018, asset yields benefited from higher rates and correspondingly lower CPR projections, compared to the prior year period.
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

Our tangible net book value "at risk" leverage ratio was 9.4x, 9.0x and 8.1x as of December 31, 2019, 2018 and 2017, respectively. The table below presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2019	$88,677	$92,672	$89,313	$7,038	$7,404	9.5:1	9.4:1
September 30, 2019	$87,938	$92,420	$90,462	$10,146	$1,820	10.0:1	9.8:1
June 30, 2019	$86,147	$86,969	$85,367	$11,864	$11,086	10.0:1	9.8:1
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	9.4:1
December 31, 2018	$68,499	$77,442	$75,992	$8,066	$7,252	8.4:1	9.0:1
September 30, 2018	$56,265	$66,969	$65,975	$18,270	$9,436	8.5:1	8.2:1
June 30, 2018	$47,823	$49,892	$49,152	$16,912	$19,898	8.0:1	8.3:1
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	8.2:1
December 31, 2017	$48,122	$51,322	$50,653	$18,355	$15,739	8.1:1	8.1:1
September 30, 2017	$41,406	$47,442	$45,885	$18,616	$19,433	7.9:1	8.0:1
June 30, 2017	$38,945	$40,112	$39,463	$16,931	$17,283	8.0:1	8.1:1
March 31, 2017	$39,203	$41,221	$39,809	$13,460	$14,377	7.8:1	8.0:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average tangible net book value "at risk" leverage during the period represents the sum of our daily weighted average repurchase agreements and other debt used to fund acquisitions of investment securities and net TBA position outstanding divided by the sum of our average month-ended stockholders' equity, adjusted to exclude goodwill and other intangible assets.

4.
Tangible net book value "at risk" leverage as of period end represents the sum of our repurchase agreements and other debt used to fund acquisitions of investments securities, net TBA position (at cost) and net receivable/payable for unsettled investment securities outstanding as of period end divided by total stockholders' equity, adjusted to exclude goodwill and other intangible assets as of period end.

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2019, 2018 and 2017 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and interest rate swap periodic interest (income) cost:

	Fiscal Year 2019		Fiscal Year 2018		Fiscal Year 2017
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$2,149	2.46%	$1,173	2.11%	$524	1.25%
TBA dollar roll income - implied interest expense [2,3]	212	2.26%	273	1.85%	164	0.97%
Economic interest expense - before interest rate swap periodic (income) costs, net [4]	2,361	2.44%	1,446	2.06%	688	1.17%
Interest rate swap periodic interest (income) cost, net [2,5]	(402)	(0.42)%	(151)	(0.22)%	127	0.22%
Total economic interest expense (non-GAAP measure)	$1,959	2.02%	$1,295	1.84%	$815	1.39%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for fiscal years 2019 and 2018 compared to the corresponding prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense

		Due to Change in Average
Fiscal Year 2019 vs. 2018	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$976	$641	$335
TBA dollar roll income - implied interest expense	(61)	(101)	40
Interest rate swap periodic interest income/cost	(251)	(73)	(178)
Total change in economic interest expense	$664	$467	$197

		Due to Change in Average
Fiscal Year 2018 vs. 2017	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$649	$171	$478
TBA dollar roll income - implied interest expense	109	(21)	130
Interest rate swap periodic interest income/cost	(278)	20	(298)
Total change in economic interest expense	$480	$170	$310
Our average mortgage borrowings, inclusive of TBAs, increased by 36% and 20% for fiscal years 2019 and 2018, respectively, compared to the corresponding prior year period as a function of our higher asset base. The annual increases in the average interest rate (actual and implied) on our mortgage borrowings was largely due to increases in the federal funds rate during fiscal years 2018 and 2017. The annual increases in our interest rate swap periodic interest income was due the combination of increases in our average swap position and increases in the net rate received on our interest rate swaps. The following table presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings and the weighted average pay-fixed / receive-floating rates on our interest rate swaps for fiscal years 2019, 2018 and 2017 (dollars in millions):

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2019	2018	2017
Average Agency repo and other debt outstanding	$86,231	$55,592	$41,942
Average net TBA portfolio outstanding - at cost	$9,262	$14,697	$16,859
Average mortgage borrowings outstanding	$95,493	$70,289	$58,801
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$63,890	$43,137	$37,331
Ratio of average interest rate swaps to mortgage borrowings outstanding	67%	61%	63%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.61%	1.83%	1.55%
Average interest rate swap receive-floating rate	(2.24)%	(2.18)%	(1.21)%
Average interest rate swap net pay/(receive) rate	(0.63)%	(0.35)%	0.34%
For fiscal years 2019, 2018 and 2017, we had an average forward starting swap balance of $3.0 billion, $4.5 billion and $2.4 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for fiscal years 2019, 2018 and 2017 was 70%, 68% and 68%, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for fiscal years 2019, 2018 and 2017:

	Fiscal Year
Investment and TBA Securities - Net Interest Spread	2019	2018	2017
Average asset yield, excluding "catch-up" premium amortization	3.20%	3.11%	2.84%
Average aggregate cost of funds	(2.02)%	(1.84)%	(1.39)%
Average net interest spread, excluding "catch-up" premium amortization	1.18%	1.27%	1.45%
Management Fee Income
Management fee income for fiscal years 2018 and 2017 consisted of $54 million and $38 million, respectively, of fees received from MTGE Investment Corp for asset management services. Fees for fiscal year 2018 included $42 million of termination fee income from MTGE due to MTGE's termination of its management agreement as a result of its sale to a third party.
Operating Expenses
Operating expenses, for fiscal year 2019, were $83 million, compared to $100 million for fiscal year 2018. The year-over-year decline in operating expenses was due to one-time expenses recognized during 2018 associated with the termination of MTGE's management, including the write-off or our intangible asset associated with the management agreement of $23 million and $4 million of other expenses. Excluding these one-time items, our operating expenses increased by $10 million for fiscal year 2019, due to the combination of higher compensation costs and other general expenses. Operating expenses for fiscal year 2018, excluding one-time items, were largely unchanged from fiscal year 2017.
Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for fiscal years 2019, 2018 and 2017 (dollars in millions):

	Fiscal Year
	2019	2018	2017
Net interest income (GAAP measure)	$693	$776	$769
TBA dollar roll income, net [1]	94	227	329
Interest rate swap periodic interest income (cost), net [1]	402	151	(127)
Other interest and dividend income [1]	14	3	1
Adjusted net interest and dollar roll income	1,203	1,157	972
Other operating income (expense):
Operating expenses	(83)	(100)	(73)
Less non-recurring write-off of intangible asset and other expenses associated with termination of management agreement	—	27	—
Management fee income	—	54	16
Less management agreement termination fee income	—	(42)	—
Adjusted other operating income (expense), net	(83)	(61)	(57)
Net spread and dollar roll income	1,120	1,096	915
Dividend on preferred stock	54	36	32
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	1,066	1,060	883
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	104	(23)	37
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$1,170	$1,037	$920

Weighted average number of common shares outstanding - basic	540.6	441.1	358.6
Weighted average number of common shares outstanding - diluted	541.4	441.4	358.7
Net spread and dollar roll income per common share - basic	$1.97	$2.40	$2.46
Net spread and dollar roll income per common share - diluted	$1.97	$2.40	$2.46
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$2.16	$2.35	$2.57
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$2.16	$2.35	$2.56
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income

Gain (Loss) on Investment Securities, Net
For the fiscal year 2019, we had net gains on our investment securities of $3.4 billion resulting from the decline in long-term interest rates and an increase in the premium, or pay-up values, for our specified Agency RMBS holdings, given their lower likelihood of prepayment in low interest rate environments compared to generic Agency securities. Conversely, during fiscal years 2018 and 2017, we incurred net losses of $1.0 billion and $0.1 billion, respectively, on our investment securities largely as a function of higher interest rates and declining pay-up values. The following table is a summary of our net gain (loss) on investment securities for fiscal years 2019, 2018 and 2017 (in millions):

	Fiscal Year
Gain (Loss) on Investment Securities, Net [1]	2019	2018	2017
Gain (loss) on sale of investment securities, net	$388	$(137)	$(63)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	2,014	(297)	(71)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	1,040	(598)	52
Total gain (loss) on investment securities, net	$3,442	$(1,032)	$(82)
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 2 of our Consolidated Financial Statements in this Form 10-K).
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2019, 2018 and 2017 (in millions):

	Fiscal Year
	2019	2018	2017
Interest rate swap periodic interest income (cost), net	$402	$151	$(127)
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	94	227	329
TBA securities - mark-to-market net gain (loss)	362	(592)	(150)
Payer swaptions	(37)	67	(13)
U.S. Treasury securities - long position	11	1	1
U.S. Treasury securities - short position	(885)	125	(68)
U.S. Treasury futures - short position	(166)	112	(9)
Interest rate swaps - termination fees and variation margin settlements, net	(1,932)	(44)	378
Other	3	7	4
Total realized gain (loss) on derivative instruments and other securities, net	(2,550)	(97)	472
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(45)	66	151
Interest rate swaps	(115)	33	(184)
Payer swaptions	11	23	(53)
U.S. Treasury securities - long position	—	—	—
U.S. Treasury securities - short position	(82)	(286)	(73)
U.S. Treasury futures - short position	57	(64)	9
Other	(2)	7	(2)
Total unrealized gain (loss) on derivative instruments and other securities, net	(176)	(221)	(152)
Total gain (loss) on derivative instruments and other securities, net	$(2,324)	$(167)	$193
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.
Estimated Taxable Income
For the fiscal years 2019, 2018 and 2017, we had estimated taxable income available to common stockholders of $620 million, $490 million and $191 million (or $1.15, $1.11 and $0.53 per diluted common share), respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2019, 2018 and 2017 (dollars in millions, except per share amounts):

	Fiscal Year
	2019	2018	2017
Net income (loss)	$688	$129	$771
Estimated book to tax differences:
Premium amortization, net	91	(51)	(9)
Realized gain/loss, net	1,530	(236)	(654)
Net capital loss/(utilization of net capital loss carryforward)	212	182	(95)
Unrealized (gain)/loss, net	(1,838)	518	223
Other	(9)	(16)	(13)
Total book to tax differences	(14)	397	(548)
Estimated REIT taxable income	674	526	223
Dividends on preferred stock	54	36	32
Estimated REIT taxable income available to common stockholders	$620	$490	$191
Weighted average number of common shares outstanding - basic	540.6	441.1	358.6
Weighted average number of common shares outstanding - diluted	541.4	441.4	358.7
Estimated REIT taxable income per common share - basic	$1.15	$1.11	$0.53
Estimated REIT taxable income per common share - diluted	$1.15	$1.11	$0.53

Beginning cumulative non-deductible net capital loss	$182	$357	$452
Increase (decrease) in net capital loss carryforward	212	(175)	(95)
Ending cumulative non-deductible net capital loss	$394	$182	$357
Ending cumulative non-deductible net capital loss per common share	$0.73	$0.34	$0.91
As of December 31, 2019, 2018 and 2017, we had distributed all our estimated taxable income for fiscal years 2019, 2018 and 2017, respectively. Accordingly, we do not expect to incur an income tax or excise tax liability on our 2019 taxable income, nor did we incur such liabilities on our 2018 and 2017 taxable income. Please refer to Item 5 of this Form 10-K and Note 9 to our Consolidated Financial Statements included in this Form 10-K for a summary of dividends declared on our common and preferred stock during fiscal years 2019, 2018 and 2017.

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
We currently believe that we have sufficient liquidity and capital resources available for the acquisition of additional investments, repayments on borrowings, maintenance of any margin requirements and the payment of cash dividends as required for our continued qualification as a REIT. We expect to distribute 100% of our taxable income so that we are not subject to U.S. federal and state corporate income taxes. Our REIT distribution requirement of at least 90% of our taxable income limits our ability to retain earnings and thereby replenish or increase capital from operations.
Debt Capital
As of December 31, 2019 and 2018, our mortgage borrowings consisted of the following (dollars in millions):

	December 31, 2019		December 31, 2018
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$89,085	92%	$75,717	91%
Debt of consolidated variable interest entities, at fair value	228	—%	275	—%
Total debt	89,313	92%	75,992	91%
Net TBA position, at cost	7,404	8%	7,252	9%
Total mortgage borrowings	$96,717	100%	$83,244	100%
________________________________

1.	Amount excludes $97 million of repurchase agreements used to fund purchases of U.S. Treasury securities as of December 31, 2019.
Our tangible net book value "at risk" leverage was 9.4x and 9.0x as of December 31, 2019 and 2018, respectively, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill.
Repurchase Agreements
As part of our investment strategy, we borrow against our investment portfolio pursuant to master repurchase agreements. We expect that the majority of our borrowings under repurchase agreements will have maturities ranging up to one year but may have terms ranging up to five years or longer. Borrowings with maturities greater than one year may have floating rates of interest based on a short-term benchmark rate plus or minus a fixed spread.
As of December 31, 2019, we had $89.1 billion of repurchase agreements outstanding used to fund acquisitions of investment securities with a weighted average interest rate of 2.17% and a weighted average remaining days-to-maturity of 55 days, compared $75.7 billion, 2.79% and 49 days, respectively, as of December 31, 2018.
To limit our counterparty exposure, we diversify our funding across multiple counterparties and by counterparty region. As of December 31, 2019, we had master repurchase agreements with 46 financial institutions located throughout North America, Europe and Asia, including counterparties accessed through our wholly-owned captive broker-dealer subsidiary, BES. BES has direct access to bilateral and triparty funding, including the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation, or "FICC," which provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of December 31, 2019, $35.5 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of December 31, 2019. For further details regarding our borrowings under repurchase agreements as of December 31, 2019, please refer to Notes 4 and 6 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2019
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding
North America:
FICC	1	38%
Other	26	44%
Total North America	27	82%
Europe	14	14%
Asia	5	4%
Total	46	100%
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In addition, our counterparties apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Our master repurchase agreements do not specify the haircut; rather haircuts are determined on an individual repurchase transaction basis. Throughout fiscal year 2019, haircuts on our pledged collateral remained stable and, as of December 31, 2019, our weighted average haircut was approximately 4.4% of the value of our collateral, inclusive of collateral funded through BES. As of December 31, 2019, our maximum amount at risk (or the excess of the value of collateral pledged over our repurchase liabilities) with any counterparty related to our repurchase agreements, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 12% of our tangible stockholders' equity. As of December 31, 2019, approximately 10% of our tangible stockholder's equity was at risk with the FICC. We could be exposed to credit risk if the FICC or an FICC netting member defaults on its obligations. However, we believe that the risk is minimal due to the FICC's initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
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
As of December 31, 2019, we had met all of our margin requirements and we had unrestricted cash and cash equivalents of $0.8 billion and unpledged securities of approximately $4.8 billion, including securities pledged to us and unpledged interests in our consolidated VIEs, available to meet margin calls on our repurchase agreements and other funding liabilities, derivative instruments and for other corporate purposes.
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

As with repurchase agreements, our derivative agreements typically require that we pledge/receive collateral to/from our counterparties. Our counterparties, or the central clearing agency, typically have the sole discretion to determine the value of the derivative instruments and the value of the collateral securing such instruments. In the event of a margin call, we must provide additional collateral generally on the same or next business day. We minimize counterparty credit risk associated with our derivative instruments by limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings and by monitoring positions with individual counterparties. Excluding centrally cleared derivative instruments, as of December 31, 2019, our amount at risk with any counterparty related to our interest rate swap and swaption agreements was less than 1% of our stockholders' equity. In the case of centrally cleared derivative instruments, we could be exposed to credit risk if the exchange or a central clearing member defaults on its obligations. However, we believe that the risk is minimal due to initial and daily mark-to-market margin requirements, guarantee funds and other resources that are available in the event of a default.
TBA Dollar Roll Transactions
TBA dollar roll transactions used to finance the purchase of Agency RMBS represent a form of off-balance sheet financing accounted for as derivative instruments. (See Notes 2 and 5 to our Consolidated Financial Statements in this Form 10-K additional details on of our TBA transactions). Under certain market conditions, it may be uneconomical for us to roll our TBA contracts into future months and we may need to take or make physical delivery of the underlying securities. If we were required to take physical delivery to settle a long TBA contract, we would have to fund our total purchase commitment with cash or other financing sources and our liquidity position could be negatively impacted. As of December 31, 2019, we had a net long TBA position with a total market value of $7.4 billion and a net carrying value of $25 million recognized in derivative assets/(liabilities), at fair value, on our Consolidated Balance Sheets in this Form 10-K.
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
Bethesda Securities Regulatory Capital Requirements
BES is subject to regulations of the securities business that include but are not limited to trade practices, capital structure, recordkeeping and conduct of directors, officers and employees.  As a self-clearing registered broker-dealer, BES is required to maintain minimum net regulatory capital as defined by SEC Rule 15c3-1 (the "Rule"). As of December 31, 2019, the minimum net capital required was $0.3 million and BES had excess net capital of $621.7 million. Regulatory capital in excess of the minimum required by the Rule is held to meet levels required by clearing organizations, the clearing bank and other repo counterparties.
Asset Sales and TBA Eligible Securities
We maintain a portfolio of highly liquid mortgage-backed securities. We may sell our Agency securities through the TBA market by delivering them into TBA contracts, subject to "good delivery" provisions promulgated by SIFMA. We may alternatively sell Agency securities that have more unique attributes on a specified basis when such securities trade at a premium over generic TBA securities or if the securities are not otherwise eligible for TBA delivery. Since the TBA market is the second most liquid market (after the U.S. Treasury market), maintaining a significant level of Agency securities eligible for TBA delivery enhances our liquidity profile and provides price support for our TBA eligible securities at or above generic TBA prices. As of December 31, 2019, approximately 95% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery.
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

OFF-BALANCE SHEET ARRANGEMENTS

As of December 31, 2019, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of December 31, 2019, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.

AGGREGATE CONTRACTUAL OBLIGATIONS
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and related interest expense (in millions):

	Fiscal Year
	2020	2021	2022	2023	2024	Total
Repurchase agreements	$86,857	$625	$1,700	$—	$—	$89,182
Interest expense [1]	254	44	11	—	—	309
Total	$87,111	$669	$1,711	$—	$—	$89,491
________________________________

1.	Interest expense is calculated based on the weighted average interest rates on our repurchase agreements as of December 31, 2019.
FORWARD-LOOKING STATEMENTS
This document contains forward-looking statements within the meaning of the Private Securities Litigation Reform Act of 1995.  These forward-looking statements are based on estimates, projections, beliefs and assumptions of our management as of the date of this Annual Report on Form 10-K and involve risks and uncertainties in predicting future results and conditions.  Our actual performance could differ materially from those projected or anticipated in any forward looking statements due to a variety of factors, including, without limitation, changes in interest rates, the yield curve or prepayment rates; the availability and terms of financing; changes in the market value of our assets; the effectiveness of our risk mitigation strategies; conditions in the market for Agency RMBS and other mortgage securities; or legislative or regulatory changes that affect our status as a REIT, our exemption from the Investment Company Act of 1940, or the mortgage markets in which we participate.  A discussion of risks and uncertainties that could cause actual results to differ from any of our forward-looking statements is included in this document under Item 1A. Risk Factors.  We caution readers not to place undue reliance on our forward-looking statements.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of December 31, 2019 and 2018 should interest rates go up or down by 50 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2019 and 2018.
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

Interest Rate Sensitivity [1,2]
	December 31, 2019		December 31, 2018
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	-0.5%	-6.0%	-0.7%	-7.3%
-50 Basis Points	-0.1%	-0.9%	-0.1%	-1.0%
+50 Basis Points	-0.4%	-4.7%	-0.3%	-3.1%
+100 Basis Points	-1.3%	-14.8%	-0.9%	-9.3%
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
As of December 31, 2019 and 2018, our investment securities (excluding TBAs) had a weighted average projected CPR of 10.8% and 7.9%, respectively, and a weighted average yield of 3.07% and 3.31%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 50 and 100 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments from prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	December 31, 2019		December 31, 2018
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	20.3%	2.73%	14.1%	3.15%
-50 Basis Points	15.0%	2.90%	10.3%	3.25%
Actual as of Period End	10.8%	3.07%	7.9%	3.31%
+50 Basis Points	8.1%	3.12%	6.5%	3.33%
+100 Basis Points	6.8%	3.16%	5.7%	3.38%
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
Spread Risk
Spread risk is the risk that the market spread between the yield on our assets and the yield on benchmark interest rates linked to our interest rate hedges, such as U.S. Treasury rates and interest rate swap rates, may vary. As a levered investor in mortgage-backed securities, spread risk is an inherent component of our investment strategy. Consequently, although we use hedging instruments to attempt to protect against moves in interest rates, our hedges are generally not designed to protect against spread risk, and our tangible net book value could decline if spreads widen.
Fluctuations in mortgage spreads can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by U.S. and foreign central banks, liquidity, or changes in required rates of return on different assets. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of December 31, 2019 and 2018 should spreads widen or tighten by 10 and 25 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.0 and 5.6 years as of December 31, 2019 and 2018, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	December 31, 2019		December 31, 2018
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-25 Basis Points	+1.2%	+14.0%	+1.4%	+14.3%
-10 Basis Points	+0.5%	+5.6%	+0.6%	+5.7%
+10 Basis Points	-0.5%	-5.6%	-0.6%	-5.7%
+25 Basis Points	-1.2%	-14.0%	-1.4%	-14.3%
________________________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  As of December 31, 2019, we had unrestricted cash and cash equivalents of $0.8 billion and unpledged securities of approximately $4.8 billion available to meet margin calls on our funding liabilities and derivative contracts and for other corporate purposes.  However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem to be prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value.
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding amounts cleared through a central clearing exchange, as of December 31, 2019, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 4% of our tangible stockholders' equity and less than 1% of tangible stockholders' equity related to our interest rate swap and swaption agreements.

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

The consolidated financial statements as of December 31, 2019 and 2018 and fiscal years 2019, 2018 and 2017 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audit. For further information refer to the Ernst & Young LLP audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2019, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2019. The effectiveness of our internal control over financial reporting as of December 31, 2019 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2019, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AGNC Investment Corp. as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes, and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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
February 25, 2020

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on Financial Statements

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. as of December 31, 2019 and 2018, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2019, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AGNC Investment Corp. at December 31, 2019 and 2018, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2019, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2019, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 25, 2020 expressed an unqualified opinion thereon.

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

Critical Audit Matter

The critical audit matter communicated below is a matter arising from the current period audit of the financial statements that was communicated or required to be communicated to the audit committee and that: (1) relates to accounts or disclosures that are material to the financial statements and (2) involved our especially challenging, subjective or complex judgments. The communication of the critical audit matter does not alter in any way our opinion on the consolidated financial statements, taken as a whole, and we are not, by communicating the critical audit matter below, providing a separate opinion on the critical audit matter or on the accounts or disclosures to which it relates.

Agency securities and non-agency securities of high credit quality - net premium amortization
Description of the Matter
As of December 31, 2019, the Company’s investment securities had a net unamortized premium balance of $3.0 billion, including interest and principal-only securities, and it recorded $601.8 million of net premium amortization for the year then ended. As explained in Note 2 to the financial statements, premiums or discounts associated with the purchase of Agency residential mortgage-backed securities (“Agency RMBS") and non-Agency mortgage-backed securities of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. The effective yield on the Company’s Agency RMBS and non-Agency mortgage-backed securities of high credit quality is highly impacted by the Company’s estimate of future prepayments. The Company estimates long-term prepayment speeds of such securities using a third-party service and market data. The third-party service provider estimates long-term prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors.

Auditing the Company's estimation of long-term prepayment speeds used for the amortization of premiums and accretion of discounts is subjective due to the significant judgments and estimates required by management and the third-party service provider, as inputs into prepayment models are prone to fluctuation based on changing macroeconomic conditions.

How We Addressed the Matter in Our Audit
We obtained an understanding, evaluated the design and tested the operating effectiveness of internal controls over the estimation of long-term prepayment speeds, including management’s review of the estimated prepayment speeds provided by the third-party service provider.
Our audit procedures included, among others, performing comparative analyses between the Company’s long-term prepayment speed estimates and long-term prepayment speed estimates data from independent third-party sources, reconciling the Company’s estimates of long-term prepayment speeds to source prepayment speeds data provided by management’s third-party service provider, evaluating the competency and objectivity of management’s third-party service provider, and identifying potential sources of contrary information, with the assistance of an internal valuation specialist.

/s/ Ernst & Young LLP

We have served as AGNC Investment Corp.’s auditor since 2008.

Tysons, Virginia
February 25, 2020

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2019	2018
Assets:
Agency securities, at fair value (including pledged securities of $92,608 and $78,619, respectively)	$98,516	$82,291
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	371	436
Credit risk transfer securities, at fair value (including pledged securities of $309 and $141, respectively)	976	1,012
Non-Agency securities, at fair value (including pledged securities of $0 and $45, respectively)	579	548
U.S. Treasury securities, at fair value (including pledged securities of $97 and $0, respectively)	97	46
Cash and cash equivalents	831	921
Restricted cash	451	599
Derivative assets, at fair value	190	273
Receivable for investment securities sold (pledged securities)	—	489
Receivable under reverse repurchase agreements	10,181	21,813
Goodwill	526	526
Other assets	364	287
Total assets	$113,082	$109,241
Liabilities:
Repurchase agreements	$89,182	$75,717
Debt of consolidated variable interest entities, at fair value	228	275
Payable for investment securities purchased	2,554	1,204
Derivative liabilities, at fair value	6	84
Dividends payable	104	106
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	9,543	21,431
Accounts payable and other liabilities	424	518
Total liabilities	102,041	99,335
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $963 and $500, respectively	932	484
Common stock - $0.01 par value; 900 shares authorized; 540.9 and 536.3 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,893	13,793
Retained deficit	(3,886)	(3,433)
Accumulated other comprehensive income (loss)	97	(943)
Total stockholders' equity	11,041	9,906
Total liabilities and stockholders' equity	$113,082	$109,241
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2019	2018	2017
Interest income:
Interest income	$2,842	$1,949	$1,293
Interest expense	2,149	1,173	524
Net interest income	693	776	769
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	388	(137)	(63)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	2,014	(297)	(71)
Gain (loss) on derivative instruments and other securities, net	(2,324)	(167)	193
Management fee income	—	54	16
Total other gain (loss), net:	78	(547)	75
Expenses:
Compensation and benefits	47	45	42
Other operating expense	36	55	31
Total operating expense	83	100	73
Net income	688	129	771
Dividends on preferred stock	54	36	32
Issuance costs of redeemed preferred stock	6	—	6
Net income available to common stockholders	$628	$93	$733

Net income	$688	$129	$771
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	1,040	(598)	52
Comprehensive income (loss)	1,728	(469)	823
Dividends on preferred stock	54	36	32
Issuance cost of redeemed preferred stock	6	—	6
Comprehensive income (loss) available (attributable) to common stockholders	$1,668	$(505)	$785

Weighted average number of common shares outstanding - basic	540.6	441.1	358.6
Weighted average number of common shares outstanding - diluted	541.4	441.4	358.7
Net income per common share - basic	$1.16	$0.21	$2.04
Net income per common share - diluted	$1.16	$0.21	$2.04
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2016	$336	331.0	$3	$9,932	$(2,518)	$(397)	$7,356
Net income	—	—	—	—	771	—	771
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	52	52
Stock-based compensation	—	—	—	4	—	—	4
Issuance of preferred stock, net of offering cost	315	—	—	—	—	—	315
Redemption of preferred stock	(167)	—	—	—	(6)	—	(173)
Issuance of common stock, net of offering cost	—	60.3	1	1,237	—	—	1,238
Preferred dividends declared	—	—	—	—	(32)	—	(32)
Common dividends declared	—	—	—	—	(777)	—	(777)
Balance, December 31, 2017	$484	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
Net income	—	—	—	—	129	—	129
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	—	10	—	—	10
Issuance of common stock, net of offering cost	—	145.0	1	2,610	—	—	2,611
Preferred dividends declared	—	—	—	—	(36)	—	(36)
Common dividends declared	—	—	—	—	(964)	—	(964)
Balance, December 31, 2018	$484	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net income	—	—	—	—	688	—	688
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	1,040	1,040
Stock-based compensation	—	0.1	—	13	—	—	13
Issuance of preferred stock, net of offering cost	617	—	—	—	—	—	617
Redemption of preferred stock	(169)	—	—	—	(6)	—	(175)
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Repurchase of common stock	—	(6.9)	—	(103)	—	—	(103)
Preferred dividends declared	—	—	—	—	(54)	—	(54)
Common dividends declared	—	—	—	—	(1,081)	—	(1,081)
Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2019	2018	2017
Operating activities:
Net income	$688	$129	$771
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	601	331	378
Amortization of intangible assets	—	25	3
Stock-based compensation	13	6	4
(Gain) loss on sale of investment securities, net	(388)	137	63
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(2,014)	297	71
(Gain) loss on derivative instruments and other securities, net	2,324	167	(193)
(Increase) decrease in other assets	(35)	(100)	82
Increase (decrease) in accounts payable and other accrued liabilities	(9)	121	81
Net cash provided by operating activities	1,180	1,113	1,260
Investing activities:
Purchases of Agency mortgage-backed securities	(47,548)	(42,586)	(35,920)
Purchases of credit risk transfer and non-Agency securities	(1,406)	(1,572)	(1,074)
Proceeds from sale of Agency mortgage-backed securities	23,212	8,132	18,701
Proceeds from sale of credit risk transfer and non-Agency securities	1,437	891	494
Principal collections on Agency mortgage-backed securities	12,810	7,170	6,869
Principal collections on credit risk transfer and non-Agency securities	20	15	5
Payments on U.S. Treasury securities	(26,823)	(10,829)	(11,756)
Proceeds from U.S. Treasury securities	13,555	21,308	14,557
Net proceeds from (payments on) reverse repurchase agreements	11,962	(10,571)	(3,162)
Net proceeds from (payments on) derivative instruments	(1,437)	76	253
Net proceeds from other investing activity	—	30	(28)
Net cash used in investing activities	(14,218)	(27,936)	(11,061)
Financing activities:
Proceeds from repurchase arrangements	4,234,972	2,031,463	483,516
Payments on repurchase agreements	(4,221,507)	(2,006,042)	(471,078)
Payments on debt of consolidated variable interest entities	(55)	(78)	(104)
Payments on Federal Home Loan Bank advances	—	—	(3,037)
Net proceeds from preferred stock issuances	617	—	315
Payments for preferred stock redemptions	(175)	—	(173)
Net proceeds from common stock issuances	190	2,611	1,238
Payments for common stock repurchases	(103)	—	—
Cash dividends paid	(1,139)	(974)	(795)
Net cash provided by financing activities	12,800	26,980	9,882
Net change in cash, cash equivalents and restricted cash	(238)	157	81
Cash, cash equivalents and restricted cash at beginning of period	1,520	1,363	1,282
Cash, cash equivalents and restricted cash at end of period	$1,282	$1,520	$1,363

Supplemental disclosure to cash flow information:
Interest paid	$2,097	$1,090	$474
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
Note 1. Organization
We were organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
We are internally managed, and our principal objective is to provide our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities.
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
CRT securities are risk sharing instruments issued by the GSEs, and similarly structured transactions issued by third-party market participants, that synthetically transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third parties to private investors. Unlike Agency RMBS, full repayment of the original principal balance of CRT securities is not guaranteed by a GSE or U.S. Government agency; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT securities if credit losses on a related pool of loans exceed certain thresholds. By reducing the amount that they are obligated to repay to holders of CRT securities, the GSEs and/or other third parties offset credit losses on the related loans.
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
All of our securities are reported at fair value on our consolidated balance sheet. Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-

maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for securities pursuant to ASC Topic 825, Financial Instruments. Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities newly acquired after such date. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income ("OCI"), whereas unrealized gains and losses on securities for which we elected the fair value option, or are classified as trading, are reported in net income through other gain (loss). Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gains or losses to reclassify out of accumulated OCI into earnings based on the specific identification method. In our view, the election of the fair value option simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a reporting period, as the fair value changes for these assets are presented in a manner consistent with the presentation and timing of the fair value changes of our derivative instruments.
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
We evaluate our investments designated as available-for-sale, on a quarterly basis, to assess whether a decline in the fair value of the security below its amortized cost basis is an other-than-temporary impairment ("OTTI"). The determination of whether a security is other-than-temporarily impaired may involve judgments and assumptions based on subjective and objective factors. When a security is impaired, an OTTI is considered to have occurred if any one of the following three conditions exists as of the financial reporting date: (i) we intend to sell the security (that is, a decision has been made to sell the security), (ii) it is more likely than not that we will be required to sell the security before recovery of its amortized cost basis or (iii) we do not expect to recover the security's amortized cost basis, even if we do not intend to sell the security and it is not more likely than not that we will be required to sell the security. A general allowance for unidentified impairments in a portfolio of securities is not permitted. If either of the first two conditions exists as of the financial reporting date, the entire amount of the impairment loss, if any, is recognized in earnings as a realized loss and the cost basis of the security is adjusted to its fair value. If the third condition exists, the OTTI is separated into (i) the amount relating to credit loss (the "credit component") and (ii) the amount relating to all other factors (the "non-credit components"). Only the credit component is recognized in earnings, with the non-credit components recognized in OCI. We did not recognize OTTI charges on our investment securities for fiscal years 2019, 2018 or 2017.
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service and compare the results to market consensus prepayment speeds, if available. We also consider historical prepayment speeds and current market conditions to validate the reasonableness of the third-party estimates. We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previous estimate of future prepayments and (ii) actual prepayments to date and our current estimate of future prepayments. We are required to record an adjustment in the current period to premium amortization / discount accretion for the cumulative effect of the difference in the effective yields as if the recalculated yield had been in place as of the security's acquisition date through the reporting date.

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
Consolidated Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. As of December 31, 2019 and 2018, our consolidated financial statements reflect the consolidation of certain VIEs for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
We elected the option to account for the debt of consolidated VIEs at fair value, with changes in fair value reflected in earnings during the period in which they occur. We believe this election more appropriately reflects our financial position as both the consolidated assets and consolidated debt are presented in a consistent manner on our consolidated balance sheets. We estimate the fair value of the consolidated debt based on the fair value of the Agency RMBS held by the CMO trusts, less the fair value of our retained interests in the trusts, which are measured on a market approach using "Level 2" inputs from third-party pricing services and dealer quotes, because such inputs are more observable than inputs to otherwise independently determine the value of our consolidated debt.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements and other borrowings, and interest rate swaps and other derivative instruments.
Goodwill
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recognized as an asset on our consolidated balance sheets. As of December 31, 2019 and 2018, we had $526 million of goodwill related to our acquisition of AGNC Management, LLC, our former manager, on July 1, 2016. Goodwill is not subject to amortization but must be tested for impairment at least annually and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed.  The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to the reporting unit's fair value.  If the reporting units' carrying value is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value.  During fiscal years 2019, 2018, and 2017, we did not recognize a goodwill impairment charge.
Stock-Based Compensation
Under our 2016 AGNC Investment Corp. Equity and Incentive Compensation Plan (the "2016 Equity Plan" or "the Plan"), we may grant equity-based compensation to our officers and other employees and non-employee directors for the purpose of providing incentives and rewards for service or performance. Stock-based awards issued under the Plan include time-based and performance-based restricted stock unit awards ("RSU" and "PSU" awards, respectively), but may include other forms of equity-based compensation. RSU and PSU awards are an agreement to issue an equivalent number of shares of our common stock, plus any equivalent shares for dividends declared on our common stock, at the time the award vests, or later if distribution of such shares has been deferred beyond the vesting date. RSU awards vest over a specified service period. PSU awards vest over a specified service period subject to achieving long-term performance criteria.
We measure and recognize compensation expense for all stock-based payment awards made to employees and non-employee directors based on their fair values. We value RSU and PSU awards based on the fair value of our common stock on the date of grant. Compensation expense is recognized over each award’s respective service period. In the case of PSU awards, we estimate the probability that the performance criteria will be achieved and recognize expense only for those awards expected to vest. We reevaluate our estimates each reporting period and recognize a cumulative effect adjustment to expense if our estimates change from the prior period. We do not estimate forfeiture rates; rather, we adjust for forfeitures in the periods in which they occur.

Shares underlying RSU and PSU awards are issued on the vesting dates, or later if distribution of such shares has been deferred beyond the vesting date, net of shares withheld for minimum statutory tax withholdings to be paid by us on behalf of our employees. As a result, the actual number of shares issued will be fewer than the actual number of awards outstanding. When shares are withheld for statutory tax withholdings, we record a liability for tax withholding amounts to be paid by us as a reduction to additional paid-in capital.
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
ASU 2016-13, Financial Instruments - Credit Losses (Topic 326): ASU 2016-13 changes the impairment model for most financial assets and certain other instruments. Under ASU 2016-13, credit losses on available-for-sale investment securities are recorded as an allowance rather than as a direct reduction of amortized cost. Remaining losses unrelated to credit loss, such as due to changing interest rates, continue to be recorded through OCI. The new model also requires the estimation of lifetime expected credit losses and corresponding recognition of allowance for losses on trade and other receivables, held-to-maturity debt securities, loans, and other instruments held at amortized cost. The ASU requires certain recurring disclosures and is effective for annual periods, and interim periods within those annual periods, beginning on or after December 15, 2019. ASU 2016-13 is not expected to have a significant impact on our consolidated financial statements.

Note 3. Investment Securities
As of December 31, 2019 and 2018, our investment portfolio consisted of $100.4 billion and $84.3 billion of investment securities, at fair value, respectively, and $7.4 billion and $7.3 billion of net TBA securities, at fair value, respectively. Our net TBA position is reported at its net carrying value of $25 million and $70 million as of December 31, 2019 and 2018, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of December 31, 2019 and 2018, our investment securities had a net unamortized premium balance of $3.1 billion and $2.9 billion, respectively.
The following tables summarize our investment securities as of December 31, 2019 and 2018, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 5.

	December 31, 2019		December 31, 2018
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$96,375	$98,074	$83,047	$81,753
Adjustable rate	160	163	212	213
CMO	441	447	588	583
Interest-only and principal-only strips	146	164	172	178
Multifamily	37	39	—	—
Total Agency RMBS	97,159	98,887	84,019	82,727
Non-Agency RMBS	198	209	264	266
CMBS	352	370	280	282
CRT securities	961	976	1,006	1,012
Total investment securities	$98,670	$100,442	$85,569	$84,287

	December 31, 2019
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$14,301	$4,762	$18	$—	$—	$—	$19,081
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	711	276	—	—	—	—	987
Amortized cost	15,002	5,036	18	—	—	—	20,056
Gross unrealized gains	142	29	1	—	—	—	172
Gross unrealized losses	(50)	(25)	—	—	—	—	(75)
Total available-for-sale securities, at fair value	15,094	5,040	19	—	—	—	20,153
Securities remeasured at fair value through earnings:
Par value	45,106	29,881	—	208	348	937	76,480
Unamortized discount	(68)	(2)	—	(10)	(3)	(2)	(85)
Unamortized premium	1,218	967	—	1	7	26	2,219
Amortized cost	46,256	30,846	—	199	352	961	78,614
Gross unrealized gains	991	691	—	10	19	18	1,729
Gross unrealized losses	(32)	(18)	—	—	(1)	(3)	(54)
Total securities remeasured at fair value through earnings	47,215	31,519	—	209	370	976	80,289
Total securities, at fair value	$62,309	$36,559	$19	$209	$370	$976	$100,442
Weighted average coupon as of December 31, 2019	3.62%	3.75%	3.77%	4.05%	4.49%	5.07%	3.68%
Weighted average yield as of December 31, 2019 [1]	3.03%	3.09%	2.08%	4.39%	4.38%	4.05%	3.07%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 10.8% based on forward rates as of December 31, 2019.

	December 31, 2018
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$17,591	$5,673	$25	$6	$—	$—	$23,295
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	912	343	—	—	—	—	1,255
Amortized cost	18,493	6,014	25	6	—	—	24,538
Gross unrealized gains	4	2	1	—	—	—	7
Gross unrealized losses	(686)	(264)	—	—	—	—	(950)
Total available-for-sale securities, at fair value	17,811	5,752	26	6	—	—	23,595
Securities remeasured at fair value through earnings:
Par value	39,453	18,428	—	268	281	968	59,398
Unamortized discount	(78)	(9)	—	(10)	(6)	—	(103)
Unamortized premium	1,055	638	—	—	5	38	1,736
Amortized cost	40,430	19,057	—	258	280	1,006	61,031
Gross unrealized gains	223	57	—	2	3	18	303
Gross unrealized losses	(386)	(243)	—	—	(1)	(12)	(642)
Total securities remeasured at fair value through earnings	40,267	18,871	—	260	282	1,012	60,692
Total securities, at fair value	$58,078	$24,623	$26	$266	$282	$1,012	$84,287
Weighted average coupon as of December 31, 2018	3.82%	3.87%	3.37%	3.83%	4.58%	5.86%	3.86%
Weighted average yield as of December 31, 2018 [1]	3.28%	3.28%	2.04%	4.22%	4.68%	5.16%	3.31%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 7.9% based on forward rates as of December 31, 2018.

As of December 31, 2019 and 2018, our investments in CRT and non-Agency securities had the following credit ratings:

	December 31, 2019			December 31, 2018
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$43	$—	$160	$52
AA	—	81	214	—	17	152
A	13	25	34	17	33	15
BBB	67	71	69	25	43	53
BB	471	21	10	492	8	10
B	308	4	—	453	2	—
Not Rated	117	7	—	25	3	—
Total	$976	$209	$370	$1,012	$266	$282
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of December 31, 2019 and 2018, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 10.8% and 7.9%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2019 and 2018 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2019				December 31, 2018
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$2,671	$2,654	3.54%	2.61%	$1,690	$1,716	3.99%	2.64%
> 3 years and ≤ 5 years	10,822	10,563	3.85%	3.20%	5,518	5,586	3.35%	2.73%
> 5 years and ≤10 years	86,492	85,002	3.67%	3.07%	72,503	73,588	3.92%	3.37%
> 10 years	457	451	3.31%	3.06%	4,576	4,679	3.57%	3.30%
Total	$100,442	$98,670	3.68%	3.07%	$84,287	$85,569	3.86%	3.31%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2019 and 2018 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2019	$1,653	$(12)	$6,984	$(63)	$8,637	$(75)
December 31, 2018	$4,783	$(72)	$18,231	$(878)	$23,014	$(950)
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
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2019, 2018 and 2017 by investment classification of accounting (in millions):

	Fiscal Year 2019			Fiscal Year 2018			Fiscal Year 2017
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(732)	$(23,040)	$(23,772)	$(4,306)	$(5,344)	$(9,650)	$(6,324)	$(12,913)	$(19,237)
Proceeds from investment securities sold [1]	723	23,437	24,160	4,227	5,286	9,513	6,241	12,933	19,174
Net gain (loss) on sale of investment securities	$(9)	$397	$388	$(79)	$(58)	$(137)	$(83)	$20	$(63)

Gross gain on sale of investment securities	$—	$401	$401	$6	$16	$22	$16	$48	$64
Gross loss on sale of investment securities	(9)	(4)	(13)	(85)	(74)	(159)	(99)	(28)	(127)
Net gain (loss) on sale of investment securities	$(9)	$397	$388	$(79)	$(58)	$(137)	$(83)	$20	$(63)
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2019, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of December 31, 2019 and 2018, we had $89.2 billion and $75.7 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2019 and 2018 (dollars in millions):

	December 31, 2019			December 31, 2018
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$56,664	2.19%	10	$48,533	2.88%	9
> 1 to ≤ 3 months	20,761	2.01%	53	20,991	2.57%	56
> 3 to ≤ 6 months	5,683	2.19%	100	2,218	2.65%	167
> 6 to ≤ 9 months	1,500	2.66%	182	200	3.19%	208
> 9 to ≤ 12 months	2,152	2.41%	351	950	2.80%	279
> 12 to ≤ 24 months	625	2.38%	411	2,200	2.91%	438
> 24 to ≤ 36 months	1,700	2.45%	833	625	3.11%	776
Total Agency repo	89,085	2.17%	55	75,717	2.79%	49
U.S. Treasury repo:
> 1 day to ≤ 1 month	97	1.63%	2	—	—%	—
Total	$89,182	2.17%	55	$75,717	2.79%	49

As of December 31, 2019 and 2018, $17.0 billion and $19.5 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of December 31, 2019, we had $4.5 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 12 days and a weighted average interest rate of 1.60%. As of 2018 we had $10.7 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 9 days and a weighted average interest rate of 2.90%. As of December 31, 2019 and 2018, 40% and 35%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 38% and 33% of our repurchase agreement funding outstanding as of December 31, 2019 and 2018, respectively.
Reverse Repurchase Agreements
As of December 31, 2019 and 2018, we had $10.2 billion and $21.8 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $9.5 billion and $21.4 billion, respectively. As of December 31, 2019 and 2018, $5.4 billion and $4.5 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2019 and 2018 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2019	2018
Interest rate swaps	Derivative assets, at fair value	$21	$126
Swaptions	Derivative assets, at fair value	126	37
TBA securities	Derivative assets, at fair value	29	110
U.S. Treasury futures - short	Derivative assets, at fair value	14	—
Total derivative assets, at fair value		$190	$273

Interest rate swaps	Derivative liabilities, at fair value	$(2)	$—
TBA securities	Derivative liabilities, at fair value	(4)	(40)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(44)
Total derivative liabilities, at fair value		$(6)	$(84)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$97	$46
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(9,543)	(21,431)
Total U.S. Treasury securities, net at fair value		$(9,446)	$(21,385)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2019 and 2018 (dollars in millions):

	December 31, 2019				December 31, 2018
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount [1]	Average Fixed Pay Rate [2]	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$59,700	1.30%	1.58%	1.6	$19,900	1.63%	2.62%	1.3
> 3 to ≤ 5 years	9,850	1.17%	1.55%	3.8	8,425	2.06%	2.61%	4.0
> 5 to ≤ 7 years	5,650	1.34%	1.70%	6.4	7,875	2.66%	2.66%	6.1
> 7 to ≤ 10 years	2,850	1.36%	1.58%	8.9	10,550	2.36%	2.64%	8.8
> 10 years	1,025	1.64%	1.78%	15.4	4,875	2.77%	2.63%	11.6
Total	$79,075	1.29%	1.59%	2.7	$51,625	2.11%	2.63%	5.0

________________________________

1.
Notional amount as of December 31, 2018 includes forward starting swaps of $5.7 billion with an average forward start date of 0.5 years. There were no forward starting swaps outstanding as of December 31, 2019.

2.	Average fixed pay rate as of December 31, 2018 includes forward starting swaps. Excluding forward starting swaps, the average fixed pay rate was 1.98% as of 2018.

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	December 31, 2019	December 31, 2018
OIS	86%	—%
3M LIBOR	11%	100%
SOFR	3%	—%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
December 31, 2019
≤ 1 year	$123	$80	8	$5,650	2.26%	3M	9.3
> 1 year ≤ 2 years	53	46	16	3,200	2.50%	3M	10.0
Total	$176	$126	11	$8,850	2.34%	3M	9.5

December 31, 2018
≤ 1 year	$80	$23	4	$3,000	2.96%	3M	7.0
> 1 year ≤ 2 years	18	14	18	500	2.78%	3M	10.0
Total	$98	$37	6	$3,500	2.93%	3M	7.4

________________________________

1.
As of December 31, 2019 and 2018, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	December 31, 2019			December 31, 2018
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$95	$95	$97	$(703)	$(706)	$(713)
7 years	—	—	—	(14,357)	(14,325)	(14,410)
10 years	(9,224)	(9,329)	(9,543)	(6,240)	(6,224)	(6,262)
Total U.S. Treasury securities	$(9,129)	$(9,234)	$(9,446)	$(21,300)	$(21,255)	$(21,385)

________________________________

1.
As of December 31, 2019 and 2018, short U.S. Treasury securities had a weighted average yield of 2.19% and 2.66%, respectively, and long U.S. Treasury securities had a weighted average yield of 2.21% and 2.98%, respectively.

U.S. Treasury Futures	December 31, 2019				December 31, 2018
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,000)	$(1,298)	$(1,284)	$14	$(1,650)	$(1,969)	$(2,013)	$(44)

________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2019				December 31, 2018
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$805	$811	$812	$1	$—	$—	$—	$—
3.0%	1,059	1,083	1,086	3	567	557	566	9
3.5%	241	250	250	—	1,706	1,708	1,726	18
4.0%	75	78	78	—	1,350	1,370	1,381	11
Total 15-Year TBA securities	2,180	2,222	2,226	4	3,623	3,635	3,673	38
30-Year TBA securities:
≤3.0%	5,008	5,052	5,073	21	1,028	981	1,003	22
3.5%	1,226	1,259	1,261	2	(2,979)	(2,943)	(2,977)	(34)
4.0%	(1,507)	(1,565)	(1,568)	(3)	3,030	3,073	3,089	16
≥ 4.5%	415	436	437	1	2,450	2,506	2,534	28
Total 30-Year TBA securities, net	5,142	5,182	5,203	21	3,529	3,617	3,649	32
Total TBA securities, net	$7,322	$7,404	$7,429	$25	$7,152	$7,252	$7,322	$70

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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2019, 2018 and 2017 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2019:
TBA securities, net	$7,152	95,169	(94,999)	$7,322	$411
Interest rate swaps - payer	$51,625	166,975	(139,525)	$79,075	(1,645)
Interest rate swaps - receiver	$—	(175)	175	$—	—
Payer swaptions	$3,500	7,650	(2,300)	$8,850	(26)
U.S. Treasury securities - short position	$(21,345)	(12,601)	24,722	$(9,224)	(967)
U.S. Treasury securities - long position	$45	1,776	(1,726)	$95	11
U.S. Treasury futures contracts - short position	$(1,650)	(5,300)	5,950	$(1,000)	(109)
					$(2,325)
Fiscal Year 2018:
TBA securities, net	$15,474	194,534	(202,856)	$7,152	$(299)
Interest rate swaps	$43,700	14,350	(6,425)	$51,625	140
Payer swaptions	$6,650	1,250	(4,400)	$3,500	90
U.S. Treasury securities - short position	$(10,699)	(19,278)	8,632	$(21,345)	(161)
U.S. Treasury securities - long position	$—	1,949	(1,904)	$45	1
U.S. Treasury futures contracts - short position	$(2,910)	(7,859)	9,119	$(1,650)	48
					$(181)
Fiscal Year 2017:
TBA securities, net	$10,916	237,601	(233,043)	$15,474	$330
Interest rate swaps	$37,175	14,825	(8,300)	$43,700	67
Payer swaptions	$1,200	6,450	(1,000)	$6,650	(66)
U.S. Treasury securities - short position	$(8,061)	(14,030)	11,392	$(10,699)	(141)
U.S. Treasury securities - long position	$189	404	(593)	$—	1
U.S. Treasury futures contracts - short position	$(1,810)	(11,340)	10,240	$(2,910)	—
					$191
________________________________

1.	Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
As of December 31, 2019, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 4% of our tangible stockholders' equity (measured as the excess of the value of collateral pledged over the amount of our repurchase liabilities). As of December 31, 2019, approximately 10% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2019 and 2018 (in millions):

	December 31, 2019
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$92,142	$371	$404	$206	$93,123
CRT - fair value	309	—	—	—	309
U.S. Treasury securities - fair value	453	—	—	28	481
Accrued interest on pledged securities	267	1	1	1	270
Restricted cash and cash equivalents	111	—	340	—	451
Total	$93,282	$372	$745	$235	$94,634

	December 31, 2018
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$78,997	$436	$174	$133	$79,740
CRT - fair value	141	—	—	—	141
Non-Agency - fair value	45	—	—	—	45
U.S. Treasury securities - fair value	437	—	—	—	437
Accrued interest on pledged securities	246	1	1	—	248
Restricted cash and cash equivalents	77	—	522	—	599
Total	$79,943	$437	$697	$133	$81,210

________________________________

1.	Includes repledged assets received as collateral from counterparties.

2.	Includes $144 million and $163 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2019 and 2018, respectively.

3.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2019 and 2018 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2019			December 31, 2018
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$56,990	$55,951	$167	$49,944	$50,654	$156
> 30 and ≤ 60 days	14,410	14,114	42	14,586	14,810	46
> 60 and ≤ 90 days	7,637	7,536	20	7,770	7,843	24
> 90 days	13,510	13,286	38	6,882	7,079	21
Total	$92,547	$90,887	$267	$79,182	$80,386	$247
________________________________

1.	Includes $144 million and $163 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2019 and 2018, respectively.

2.	Excludes $357 million and $437 million of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2019 and 2018, respectively.
Assets Pledged from Counterparties
As of December 31, 2019 and 2018, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2019				December 31, 2018
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$10,099	$—	$1	$10,100	$21,876	$35	$37	$21,948
Cash	—	116	—	116	—	129	—	129
Total	$10,099	$116	$1	$10,216	$21,876	$164	$37	$22,077
________________________________

1.
As of December 31, 2019 and 2018, $357 million and $437 million, respectively, of U.S. Treasury securities received from counterparties were repledged as collateral and $9.5 billion and $21.4 billion, respectively, were used to cover short sales of U.S. Treasury securities.

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2019 and 2018 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2019
Interest rate swap and swaption agreements, at fair value [1]	$147	$—	$147	$(2)	$(116)	$29
TBA securities, at fair value	29	—	29	(4)	—	25
Receivable under reverse repurchase agreements	10,181	—	10,181	(9,852)	(329)	—
Total	$10,357	$—	$10,357	$(9,858)	$(445)	$54

December 31, 2018
Interest rate swap and swaption agreements, at fair value [1]	$163	$—	$163	$—	$(158)	$5
TBA securities, at fair value	110	—	110	(40)	—	70
Receivable under reverse repurchase agreements	21,813	—	21,813	(17,236)	(4,575)	2
Total	$22,086	$—	$22,086	$(17,276)	$(4,733)	$77

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2019
Interest rate swap agreements, at fair value [1]	$2	$—	$2	$(2)	$—	$—
TBA securities, at fair value	4	—	4	(4)	—	—
Repurchase agreements	89,182	—	89,182	(9,852)	(79,330)	—
Total	$89,188	$—	$89,188	$(9,858)	$(79,330)	$—

December 31, 2018
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	40	—	40	(40)	—	—
Repurchase agreements	75,717	—	75,717	(17,236)	(58,481)	—
Total	$75,757	$—	$75,757	$(17,276)	$(58,481)	$—
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
The validation procedures described above also influence our determination of the appropriate fair value measurement categorization. The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2019 and 2018, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	December 31, 2019			December 31, 2018
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$98,516	$—	$—	$82,291	$—
Agency securities transferred to consolidated VIEs	—	371	—	—	436	—
Credit risk transfer securities	—	976	—	—	1,012	—
Non-Agency securities	—	579	—	—	548	—
U.S. Treasury securities	97	—	—	46	—	—
Interest rate swaps	—	21	—	—	126	—
Swaptions	—	126	—	—	37	—
TBA securities	—	29	—	—	110	—
U.S. Treasury futures	14	—	—	—	—	—
Total	$111	$100,618	$—	$46	$84,560	$—
Liabilities:
Debt of consolidated VIEs	$—	$228	$—	$—	$275	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	9,543	—	—	21,431	—	—
Interest rate swaps	—	2	—	—	—	—
TBA securities	—	4	—	—	40	—
U.S. Treasury futures	—	—	—	44	—	—
Total	$9,543	$234	$—	$21,475	$315	$—

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

Note 8. Net Income Per Common Share

Basic net income per common share is computed by dividing (i) net income available to common stockholders by (ii) the sum of our weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued time and performance-based RSUs outstanding for the period granted under our long-term incentive program to employees and non-employee Board of Directors. Diluted net income per common share assumes the issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per common share. Our potential common stock equivalents consist of unvested time and performance-based RSUs. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated (shares and dollars in millions):

	Fiscal Year
	2019	2018	2017
Weighted average number of common shares issued and outstanding	540.2	440.9	358.6
Weighted average number of fully vested restricted stock units outstanding	0.4	0.2	—
Weighted average number of common shares outstanding - basic	540.6	441.1	358.6
Weighted average number of dilutive unvested restricted stock units outstanding	0.8	0.3	0.1
Weighted average number of common shares outstanding - diluted	541.4	441.4	358.7
Net income available to common stockholders	$628	$93	$733
Net income per common share - basic	$1.16	$0.21	$2.04
Net income per common share - diluted	$1.16	$0.21	$2.04

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2019, 13,800, 10,350 and 16,100 shares were designated as 7.00% Series C, 6.875% Series D and 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as Series C, D and E Preferred Stock, respectively). As of December 31, 2019, 13,000, 9,400 and 16,100 shares of Series C, D and E Preferred Stock, respectively, were issued and outstanding, with an aggregate carrying value of $932 million and aggregate liquidation preference of $963 million. As of December 31, 2018, 8,050 and 13,800 shares of 7.750% Series B Cumulative Redeemable Preferred Stock ("Series B Preferred Stock") and Series C Preferred Stock, respectively, were designated and 7,000 and 13,000 shares, respectively, were issued and outstanding with an aggregate carrying value of $484 million and an aggregate liquidation preference of $500 million. Each share of Series B, C, D and E Preferred Stock represents 1,000 Series B, C, D and E Preferred Stock depositary shares, respectively.
Our preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Our preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and each series of preferred stock ranks on parity with one another. Under certain circumstances upon a change of control, our preferred stock is convertible to shares of our common stock. Holders of our preferred stock and depositary shares underlying our preferred stock have no voting rights, except under limited conditions. Beginning on each series' optional redemption date, we may redeem such shares at $25.00 per depositary share, plus accumulated and unpaid dividends (whether or not declared), exclusively at our option.
In November 2019, we redeemed all of the outstanding shares (and corresponding depositary shares) of our Series B Preferred Stock for $175 million (or $25.00 per depositary share), plus accrued and unpaid dividends to, but not including, the redemption date. In December, 2019, we filed a Certificate of Elimination of our Series B Preferred Stock with the Secretary of State of the State of Delaware, which eliminated the designation of Series B Preferred Stock from our amended and restated certificate of incorporation. Prior to the redemption date, holders of Series B Preferred Stock were entitled to receive cumulative cash dividends at a fixed rate of 7.750% per annum of their $25.00 per depositary share liquidation preference.
In September 2017, we redeemed all of the outstanding shares of our 8.000% Series A Cumulative Redeemable Preferred Stock for their aggregate liquidation preference of $173 million, plus accrued and unpaid dividends, and, in October 2017, we eliminated the designation of Series A Preferred Stock from our amended and restated certificate of incorporation. Prior to the redemption date, holders of Series A Preferred Stock were entitled to receive cumulative cash dividends at a fixed rate of 8.000% per annum of their $25.00 per share liquidation preference.
The following table includes a summary of preferred stock depositary shares issued and outstanding as of December 31, 2019 (dollars and shares in millions):

Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock [1]	Issuance Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Fixed Rate	Optional Redemption Date [2]	Fixed-to-Floating Rate Conversion Date	Floating Annual Rate
Series C	August 22, 2017	13.0	315	325	7.000%	October 15, 2022	October 15, 2022	3M LIBOR + 5.111%
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024	April 15, 2024	3M LIBOR + 4.332%
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024	October 15, 2024	3M LIBOR + 4.993%
Total		38.5	$932	$963
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
Common Stock Offerings
During fiscal year 2019, we did not complete a follow-on public offering of our common stock. During fiscal years 2018 and 2017, we completed follow-on public offerings of our common stock summarized in the table below (in millions, except for per share data).

Follow-On Public Offering	Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2018:
May 2018	$18.35	34.5	$633
August 2018	$18.68	43.7	817
November 2018	$17.09	46.0	786
Total fiscal year 2018		124.2	$2,236

Fiscal Year 2017:
May 2017	$20.51	24.5	$503
September 2017	$20.47	28.2	577
Total fiscal year 2017		52.7	$1,080

At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The table below summarizes sales our common stock under the sales agreements during fiscal years 2019, 2018 and 2017 (in millions, except for per share data). As of December 31, 2019, shares of our common stock with an aggregate offering price of $466 million remained authorized for issuance under this program through June 14, 2021.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2019	$16.67	11.4	$190
Fiscal Year 2018	$18.03	20.8	$375
Fiscal Year 2017	$20.96	7.6	$159

Common Stock Repurchase Program
From time-to-time we are authorized by our Board of Directors to repurchase shares of our common stock under certain conditions. In July 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. During fiscal year 2019, we repurchased 6.9 million shares, or $103 million, of our common stock for an average repurchase price of $14.90 per common share, inclusive of transaction costs. As of December 31, 2019, we had $0.9 billion of common stock remaining available for repurchase.

Distributions to Stockholders
The following table summarizes cash dividends declared during fiscal years 2019, 2018 and 2017 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share
8.000 % Series A Cumulative Redeemable Preferred Stock
Fiscal year 2017	$9	$1.333000
7.750% Series B Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2019	$12	$1.673785
Fiscal year 2018	$14	$1.937500
Fiscal year 2017	$14	$1.937500
7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2019	$23	$1.750000
Fiscal year 2018	$23	$1.750000
Fiscal year 2017	$9	$0.695140
7.00% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2019	$14	$1.475263
7.00% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (Per Depositary Share)
Fiscal year 2019	$7	$0.460420
Common Stock
Fiscal year 2019	$1,081	$2.000000
Fiscal year 2018	$964	$2.160000
Fiscal year 2017	$777	$2.160000

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2019, 2018 and 2017 (in millions):

	Fiscal Year
Accumulated Other Comprehensive Income (Loss)	2019	2018	2017
Beginning Balance	$(943)	$(345)	$(397)
OCI before reclassifications	1,031	(677)	(31)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	9	79	83
Ending Balance	$97	$(943)	$(345)

Note 10. Long-Term Incentive Compensation

Stock-Based Incentive Plans
The 2016 Equity Plan authorizes a total of 10 million shares our common stock that may be used to satisfy awards under the Plan, subject to the share counting rules set forth within the Plan. During fiscal years 2019, 2018 and 2017, we granted RSU awards to employees with a grant date fair value of $7 million, $4 million and $4 million, respectively, which vest annually over a three-year period. Additionally, during fiscal year 2018, we granted fully vested RSU awards to employees with a grant date fair value of $4 million in exchange for satisfaction and conversion of AGNC's obligations of an equivalent value under outstanding long-term incentive compensation awards granted to employees under the MTGE Incentive Plan ("RSU Exchange Awards") (see Other Long-Term Incentive Compensation below). During fiscal years 2019, 2018 and 2017, we granted RSU awards to independent directors of $0.5 million, $0.5 million and $0.5 million, respectively, which vest over a 12 to 13 month period.

The following table summarizes RSU awards under our 2016 Equity Plan for fiscal years 2019, 2018 and 2017:

2016 Equity Incentive Plan	RSU Awards	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2016	102,375	$17.72	$—
Granted	238,203	$19.52	$—
Accrued RSU dividend equivalents	32,498	$—	$—
Vested	(37,602)	$16.08	$20.42
Forfeitures	(246)	$18.29	$—
Unvested balance as of December 31, 2017	335,228	$17.46	$—
Granted [2]	261,036	$18.05	$—
Accrued RSU dividend equivalents	56,618	$—	$—
Vested [2]	(150,423)	$16.52	$18.60
Forfeitures	(546)	$16.98	$—
Unvested balance as of December 31, 2018	501,913	$16.08	$—
Granted	432,149	$17.59	$—
Accrued RSU dividend equivalents	83,355	$—	$—
Vested	(252,375)	$15.30	$17.91
Forfeitures	(6,812)	$16.00	$—
Unvested balance as of December 31, 2019	758,230	$15.44	$—
________________________________

1.	Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.

2.	Excludes 185,285 of RSU Exchange Awards.
Prior to establishing the 2016 Equity Plan, we granted equity-based awards to independent directors per the terms of our AGNC Equity Incentive Plan for Independent Directors (the "Director Plan"). The Director Plan was terminated in December of 2016 and replaced by our 2016 Equity Plan. Outstanding awards under the Director Plan continued in effect in accordance with their terms. The following table summarizes RSU and restricted stock transactions under the Director Plan for fiscal year 2017:

Director Plan	Shares of Restricted Stock	RSU Awards	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2017	—	21,435	$17.49	$—
Accrued RSU dividend equivalents	—	1,032	$—	$—
Vested	—	(22,467)	$16.69	$20.15
Unvested balance as of December 31, 2017	—	—	$—	$—
________________________________

1.	Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.
During fiscal years 2019, 2018 and 2017, we granted PSU awards to employees under our 2016 Equity Plan, which vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The fair value of the PSU awards granted during fiscal years 2019, 2018 and 2017 as of the grant date was $9 million, $5 million and $5 million, respectively, assuming the target levels of performance are achieved, but the actual value will vary within a range of 0% to 200% of target based on actual performance achieved relative to the targets. The following table summarizes PSU awards under our 2016 Equity Plan for fiscal years 2019, 2018 and 2017.

2016 Equity Incentive Plan	PSUs at Target Performance Level	Weighted Average Grant Date Fair Value [1]
Unvested balance as of December 31, 2016	—	$—
Granted	250,609	$19.39
Accrued PSU dividend equivalents	22,767	$—
Vested	—	$—
Unvested balance as of December 31, 2017	273,376	$17.78
Granted	272,228	$17.98
Accrued PSU dividend equivalents	61,171	$—
Vested	—	$—
Unvested balance as of December 31, 2018	606,775	$16.08
Granted	494,016	$17.56
Accrued PSU dividend equivalents	123,594	$—
Performance adjustment - 2017 PSU grant	95,427	$19.39
Performance adjustment - accrued PSU dividend equivalents	35,825	$—
Vested	—	$—
Forfeitures	(4,224)	$15.84
Unvested balance as of December 31, 2019	1,351,413	$14.96
_______________________

1.	Accrued PSU award dividend equivalents have a weighted average grant date fair value of $0.
As of December 31, 2019, 6.4 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested RSU awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee and (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date ("deferred awards"), and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2019. Unvested performance-based awards assume the maximum potential payout under the terms of the award. As of December 31, 2019, 0.4 million of deferred awards, including accrued DEUs, were outstanding.
During fiscal years 2019, 2018 and 2017, we recognized compensation expense of $13.7 million, $6.1 million and $3.1 million, respectively, for stock-based awards to employees and we recognized other operating expense of $0.5 million, $0.5 million and $0.5 million, respectively, for stock-based awards to independent directors. As of December 31, 2019, we had unrecognized expense related to stock-based awards of approximately $15 million, which is expected to be recognized over a weighted average period of 1.5 years.
Other Long-Term Incentive Compensation
During fiscal years 2018 and 2017, we granted long-term incentive compensation awards to employees under our MTGE Incentive Plan (the "Incentive Plan"), with original grant date fair values of $2 million and $2 million, respectively. During 2018, all outstanding awards under the Incentive Plan became fully vested and the Incentive Plan was terminated. Awards for which distribution of vested amounts had been deferred beyond the vesting date were exchanged for RSU awards granted under the 2016 Equity Plan of equal value. During fiscal years 2018 and 2017, we recognized long-term incentive compensation expense associated with awards under the Incentive Plan of $5 million and $1 million, respectively.

Note 11. Income Taxes
As of December 31, 2019, we have distributed all of our estimated taxable income for fiscal year 2019. Accordingly, we do not expect to incur an income tax liability on our 2019 taxable income. For fiscal years 2018 and 2017, we distributed all of our taxable income within the time limits prescribed by the Internal Revenue Code. Accordingly, we did not incur an income tax liability on our taxable income for such periods.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2019 or prior periods. Our tax returns for tax years 2016 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

Note 12. Quarterly Results (Unaudited)
The following is a presentation of the quarterly results of operations and comprehensive income (loss) for fiscal years 2019 and 2018 (in millions, except per share data).

	Quarter Ended
	March 31, 2019	June 30, 2019	September 30, 2019	December 31, 2019
Interest income:
Interest income	$705	$693	$676	$768
Interest expense	541	570	557	481
Net interest income	164	123	119	287
Other gain (loss):
Gain on sale of investment securities, net	60	132	89	107
Unrealized gain (loss) on investment securities measured at fair value through net income, net	1,060	759	355	(160)
Gain (loss) on derivative instruments and other securities, net	(1,000)	(1,438)	(548)	662
Total other gain (loss), net	120	(547)	(104)	609
Expenses:
Compensation and benefits	10	11	10	16
Other operating expenses	9	9	9	9
Total expenses	19	20	19	25
Net income (loss)	265	(444)	(4)	871
Dividends on preferred stock	10	13	13	18
Issuance cost of redeemed preferred stock	—	—	—	6
Net income (loss) available (attributable) to common shareholders	$255	$(457)	$(17)	$847

Net income (loss)	$265	$(444)	$(4)	$871
Unrealized gain on investment securities measured at fair value through other comprehensive income (loss), net	400	379	246	15
Comprehensive income (loss)	665	(65)	242	886
Dividends on preferred stock	10	13	13	18
Issuance cost of redeemed preferred stock	—	—	—	6
Comprehensive income (loss) available (attributable) to common shareholders	$655	$(78)	$229	$862

Weighted average number of common shares outstanding - basic	536.7	537.8	546.4	541.4
Weighted average number of common shares outstanding - diluted	537.2	537.8	546.4	542.6
Net income (loss) per common share - basic	$0.48	$(0.85)	$(0.03)	$1.56
Net income (loss) per common share - diluted	$0.47	$(0.85)	$(0.03)	$1.56
Comprehensive income (loss) per common share - basic	$1.22	$(0.15)	$0.42	$1.59
Comprehensive income (loss) per common share - diluted	$1.22	$(0.15)	$0.42	$1.59
Dividends declared per common share	$0.54	$0.50	$0.48	$0.48

	Quarter Ended
	March 31, 2018	June 30, 2018	September 30, 2018	December 31, 2018
Interest income:
Interest income	$431	$414	$500	$604
Interest expense	206	237	312	418
Net interest income	225	177	188	186
Other gain (loss):
Loss on sale of investment securities, net	(2)	(74)	(40)	(21)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(523)	(94)	(363)	683
Gain (loss) on derivative instruments and other securities, net	738	298	430	(1,633)
Management fee income	4	4	46	—
Total other gain (loss), net	217	134	73	(971)
Expenses:
Compensation and benefits	10	10	14	11
Other operating expenses	8	8	31	8
Total expenses	18	18	45	19
Net income (loss)	424	293	216	(804)
Dividends on preferred stock	9	9	9	9
Net income (loss) available (attributable) to common shareholders	$415	$284	$207	$(813)

Net income (loss)	$424	$293	$216	$(804)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(621)	(145)	(193)	361
Comprehensive income (loss)	(197)	148	23	(443)
Dividends on preferred stock	9	9	9	9
Comprehensive income (loss) available (attributable) to common shareholders	$(206)	$139	$14	$(452)

Weighted average number of common shares outstanding - basic	391.3	404.9	462.3	504.2
Weighted average number of common shares outstanding - diluted	391.5	405.2	462.7	504.2
Net income (loss) per common share - basic and diluted	$1.06	$0.70	$0.45	$(1.61)
Comprehensive income (loss) per common share - basic and diluted	$(0.53)	$0.34	$0.03	$(0.90)
Dividends declared per common share	$0.54	$0.54	$0.54	$0.54

Note 13. Subsequent Events
Preferred Stock Offering
On February 11, 2020, we issued $575 million, or 23 million depositary shares, of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock ("Series F Preferred Stock"), for net proceeds of $557 million. Each depositary share represents a 1/1,000th interest in a share of Series F Preferred Stock. At the conclusion of the Series F fixed rate period on April 15, 2025, the Series F Preferred Stock dividend will accrue at a floating rate equal to three-month LIBOR plus a spread of 4.697% per annum, and commencing on such date, the Series F Preferred Stock is redeemable at our option at the liquidation preference of $25.00 per depositary share, plus any accrued and unpaid dividends.
Common Stock Dividend Declaration
On January 9, 2020 and February 13, 2020, our Board of Directors declared a monthly dividend of $0.16 per common share payable on February 11, 2020 and March 10, 2020, respectively, to common stockholders of record as of January 31, 2020 and February 28, 2020, respectively.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2019. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Consolidated Balance Sheets as of December 31, 2019 and 2018

Consolidated Statements of Comprehensive Income for fiscal years 2019, 2018 and 2017
Consolidated Statements of Stockholders' Equity for fiscal years 2019, 2018 and 2017

Consolidated Statements of Cash Flows for fiscal years 2019, 2018 and 2017

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

*3.4	Certificate of Elimination of 8.000% Series A Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed October 26, 2017.

*3.5
Certificate of Designations of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.5 of Form 8-A (File No 001-34057), filed March 6, 2019.

*3.6
Certificate of Designations of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.6 of Form 8-A (File No 001-34057), filed October 3, 2019.

*3.7	Certificate of Elimination of 7.750% Series B Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No 001-34057), filed December 13, 2019.

*3.8
Certificate of Designations of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.6 of Form 8-A (File No 001-34057), filed February 11, 2020.

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

*4.5
Specimen 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed March 6, 2019.

*4.6
Specimen 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No. 001-34057), filed October 3, 2019.

*4.7
Specimen 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No 001-34057), filed February 11, 2020.

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

*4.11
Form of Depositary Receipt representing 1/1,000th of a share of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.11), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.

*4.12
Deposit Agreement relating to 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated October 3, 2019, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.

*4.13
Form of Depositary Receipt representing 1/1,000th of a share of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.14), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.

*4.14
Deposit Agreement relating to 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated February 11, 2020, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.1 of Form 8-K (File No. 001-34057) filed February 11, 2020.

*4.15
Form of Depositary Receipt representing 1/1,000th of a share of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.14), incorporated herein by reference to Exhibit A of Exhibit 4.1 of Form 8-K (File No. 001-34057) filed February 11, 2020.

†* 10.1
Fourth Amended and Restated Employment Agreement, dated January 25, 2019, by and between AGNC Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed January 25, 2019.

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

†* 10.8
Form of First Amendment to the Amended and Restated Employment Agreement, dated February 13, 2020, by and between AGNC Mortgage Management, LLC and each of Peter J. Federico and Christopher J. Kuehl, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed February 14, 2020.

†* 10.9
Form of Amendment to the Amended and Restated Employment Agreement, dated February 13, 2020, by and between AGNC Mortgage Management, LLC and each of Bernice Bell, Aaron Pas and Kenneth Pollack, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed February 14, 2020.

†* 10.10	AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.7 of Form 10-K (File No. 001-34057), filed February 27, 2017.

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

†* 10.15
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.14 of Form 10-K (file No. 001-34057), filed February 26, 2018.

†* 10.16
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Deferred Stock Unit Agreement incorporated herein by reference to Exhibit 10 of Form 10-Q (File No. 001-34057) filed November 5, 2018.

†* 10.17
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, incorporated herein by reference to Exhibit 10.15 of Form 10-K (File No. 001-34057), filed February 22, 2019.

†* 10.18
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, incorporated herein by reference to Exhibit 10.16 of Form 10-K (File No. 001-34057), filed February 22, 2019.

†* 10.19
Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.17 of Form 10-K (File No. 001-34057), filed February 22, 2019.

14	AGNC Investment Corp. Code of Ethics and Conduct, adopted January 23, 2020, filed herewith.

21	Subsidiaries of the Company and jurisdiction of incorporation:

1)	AGNC TRS, LLC, a Delaware limited liability company

2)	Old Georgetown Insurance Co. LLC, a Missouri limited liability company

3)	Bethesda Securities, LLC, a Delaware limited liability company

4)	AGNC Mortgage Management, LLC, a Delaware limited liability company

5)	CT Collateral Funding, LLC, a Delaware limited liability company

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	February 25, 2020
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ GARY D. KAIN	Director, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	February 25, 2020
Gary D. Kain

	/s/ BERNICE E. BELL	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 25, 2020
Bernice E. Bell

	*	Director	February 25, 2020
Morris A. Davis

	*	Director	February 25, 2020
Donna J. Blank

	*	Director	February 25, 2020
John D. Fisk

	*	Director	February 25, 2020
Prue B. Larocca

	*	Director	February 25, 2020
Paul E. Mullings

	*	Director	February 25, 2020
Frances R. Spark

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact