Form 10-K/A
period 2019-12-31
AGNC Investment Corp.
filed 2020-02-26
CIK 1423689

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

EXPLANATORY NOTE
AGNC Investment Corp. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Amendment”) to amend its Annual Report on Form 10-K for the year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission on February 25, 2020 for the limited purpose of correcting a scrivener’s error in Part III.
The reference in Item 10 to the 2019 Annual Meeting of Stockholders is hereby amended to reference the 2020 Annual Meeting of Stockholders (the “2020 Proxy Statement”), and the reference to "Section 16(a) Beneficial Ownership Reporting Compliance" is amended to reference "Delinquent Section 16(a) Reports." References in Items 11 through 14 to the 2019 Proxy Statement are hereby amended to reference the 2020 Proxy Statement.
This Amendment speaks as of the filing date of the Original 10-K and does not reflect any subsequent information or events. Except as noted above, no information included in the Original 10-K has been modified or updated in any way.

In connection with the filing of this Amendment, we are including as exhibits currently dated certifications of our principal executive officer and principal financial officer.

PART III.
Item 10. Directors, Executive Officers and Corporate Governance

Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2020 Annual Meeting of Stockholders (the "2020 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", "BOARD AND GOVERNANCE MATTERS", and "DELINQUENT SECTION 16(a) REPORTS."

Item 11. Executive Compensation

Information in response to this Item is incorporated herein by reference to the information provided in the 2020 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Information in response to this Item is incorporated herein by reference to the information provided in the 2020 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."

Item 13. Certain Relationships and Related Transactions, and Director Independence

Information in response to this Item is incorporated herein by reference to the information provided in the 2020 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."

Item 14. Principal Accounting Fees and Services

Information in response to this Item is incorporated herein by reference to the information provided in the 2020 Proxy Statement under the heading "PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	February 26, 2020