Form 10-K/A
period 2019-12-31
AGNC Investment Corp.
filed 2020-03-17
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K/A
(Amendment No. 2)

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

EXPLANATORY NOTE
AGNC Investment Corp. (the “Company”) is filing this Amendment No. 2 on Form 10-K/A (this “Amendment”) to amend our Annual Report on Form 10-K for the fiscal year ended December 31, 2019, which was originally filed with the Securities and Exchange Commission on February 25, 2020 (the “Original Filing”) and subsequently amended on February 26, 2020. This Amendment is being made to include Exhibit 4.16, the Description of Securities Registered under Section 12 of the Securities Exchange Act of 1934, which was inadvertently omitted from the Original Filing.

This Amendment speaks as of the filing date of the Original Filing and does not reflect any subsequent information or events. Except as noted above, no information included in the Original Filing has been modified or updated in any way.

In connection with the filing of this Amendment, we are including as exhibits currently dated certifications of our principal executive officer and principal financial officer

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

4.16	Description of the Registrant’s Securities, filed herewith.

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

*14	AGNC Investment Corp. Code of Ethics and Conduct, adopted January 23, 2020, incorporated herein by reference to Exhibit 14 of Form 10-K (File No. 001-34057), filed February 25, 2020.

21	Subsidiaries of the Company and jurisdiction of incorporation:

1)	AGNC TRS, LLC, a Delaware limited liability company

2)	Old Georgetown Insurance Co. LLC, a Missouri limited liability company

3)	Bethesda Securities, LLC, a Delaware limited liability company

4)	AGNC Mortgage Management, LLC, a Delaware limited liability company

5)	CT Collateral Funding, LLC, a Delaware limited liability company

*23	Consent of Ernst & Young LLP, incorporated herein by reference to Exhibit 23 of Form 10-K (File No. 001-34057), filed February 25, 2020.

*24	Powers of Attorney of directors, incorporated herein by reference to Exhibit 24 of Form 10-K (File No. 001-34057), filed February 25, 2020.

31.1	Certification of CEO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

31.2	Certification of CFO Pursuant to Section 302(a) of the Sarbanes-Oxley Act of 2002.

32	Certification of CEO and CFO Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
________________________________
*    Previously filed

**	This exhibit is being furnished rather than filed, and shall not be deemed incorporated by reference into any filing, in accordance with Item 601 of Regulation S-K

†	Management contract or compensatory plan or arrangement

(b)	Exhibits

See the exhibits filed herewith.

(c)	Additional financial statement schedules

None.

SIGNATURES
Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Company has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	March 17, 2020