Form 10-Q
period 2020-03-31
AGNC Investment Corp.
filed 2020-05-11
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2020
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
Indicate by check mark whether the registrant (1) has filed all reports to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    Yes  ☒    No  ☐
Indicate by check mark whether the registrant has submitted electronically every Interactive Data File required to be submitted pursuant to Rule 405 of Regulation S-T during the preceding 12 months (or for such shorter period that the registrant was required to submit such files).   Yes  ☒    No  ☐
Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, a smaller reporting company, or an emerging growth company. See definitions of "large accelerated filer," "accelerated filer," "smaller reporting company" and "emerging growth company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer	☒	Accelerated filer	☐
Non-accelerated filer	☐	Smaller Reporting Company	☐
Emerging growth company	☐
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

The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2020 was 559,356,584.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2020	December 31, 2019
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $64,154 and $92,608, respectively)	$70,292	$98,516
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	358	371
Credit risk transfer securities, at fair value (including pledged securities of $360 and $309, respectively)	574	976
Non-Agency securities, at fair value (including pledged securities of $437 and $0, respectively)	552	579
U.S. Treasury securities, at fair value (pledged securities)	3,721	97
Cash and cash equivalents	1,289	831
Restricted cash	1,978	451
Derivative assets, at fair value	664	190
Receivable for investment securities sold	—	—
Receivable under reverse repurchase agreements	4,938	10,181
Goodwill	526	526
Other assets	245	364
Total assets	$85,137	$113,082
Liabilities:
Repurchase agreements	$66,540	$89,182
Debt of consolidated variable interest entities, at fair value	214	228
Payable for investment securities purchased	3,273	2,554
Derivative liabilities, at fair value	138	6
Dividends payable	113	104
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	4,886	9,543
Accounts payable and other liabilities	175	424
Total liabilities	75,339	102,041
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538 and $963, respectively	1,489	932
Common stock - $0.01 par value; 900 shares authorized; 567.7 and 540.9 shares issued and outstanding, respectively	6	5
Additional paid-in capital	14,334	13,893
Retained deficit	(6,592)	(3,886)
Accumulated other comprehensive income (loss)	561	97
Total stockholders' equity	9,798	11,041
Total liabilities and stockholders' equity	$85,137	$113,082
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2020	2019
Interest income:
Interest income	$491	$705
Interest expense	426	541
Net interest income	65	164
Other gain (loss), net:
Gain on sale of investment securities, net	494	60
Unrealized gain on investment securities measured at fair value through net income, net	197	1,060
Loss on derivative instruments and other securities, net	(3,154)	(1,000)
Total other gain (loss), net:	(2,463)	120
Expenses:
Compensation and benefits	13	10
Other operating expense	10	9
Total operating expense	23	19
Net income (loss)	(2,421)	265
Dividends on preferred stock	21	10
Net income (loss) available (attributable) to common stockholders	$(2,442)	$255

Net income (loss)	$(2,421)	$265
Unrealized gain on investment securities measured at fair value through other comprehensive income, net	464	400
Comprehensive income (loss)	(1,957)	665
Dividends on preferred stock	21	10
Comprehensive income (loss) available (attributable) to common stockholders	$(1,978)	$655

Weighted average number of common shares outstanding - basic	548.0	536.7
Weighted average number of common shares outstanding - diluted	548.0	537.2
Net income (loss) per common share - basic	$(4.46)	$0.48
Net income (loss) per common share - diluted	$(4.46)	$0.47
Dividends declared per common share	$0.48	$0.54
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2018	$484	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net income	—	—	—	—	265	—	265
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	400	400
Stock-based compensation	—	—	—	2	—	—	2
Issuance of preferred stock, net of offering cost	227	—	—	—	—	—	227
Preferred dividends declared	—	—	—	—	(10)	—	(10)
Common dividends declared	—	—	—	—	(289)	—	(289)
Balance, March 31, 2019	$711	536.3	$5	$13,795	$(3,467)	$(543)	$10,501

Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(2,421)	—	(2,421)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	464	464
Stock-based compensation	—	0.1	—	3	—	—	3
Issuance of preferred stock, net of offering cost	557	—	—	—	—	—	557
Issuance of common stock, net of offering cost	—	26.7	1	438	—	—	439
Preferred dividends declared	—	—	—	—	(21)	—	(21)
Common dividends declared	—	—	—	—	(264)	—	(264)
Balance, March 31, 2020	$1,489	567.7	$6	$14,334	$(6,592)	$561	$9,798
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2020	2019
Operating activities:
Net income (loss)	$(2,421)	$265
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	384	142
Stock-based compensation	3	2
Gain on sale of investment securities, net	(494)	(60)
Unrealized gain on investment securities measured at fair value through net income, net	(197)	(1,060)
Loss on derivative instruments and other securities, net	3,154	1,000
(Increase) decrease in other assets	78	(35)
Increase (decrease) in accounts payable and other accrued liabilities	(160)	75
Net cash provided by operating activities	347	329
Investing activities:
Purchases of Agency mortgage-backed securities	(23,339)	(16,038)
Purchases of credit risk transfer and non-Agency securities	(347)	(499)
Proceeds from sale of Agency mortgage-backed securities	49,596	4,694
Proceeds from sale of credit risk transfer and non-Agency securities	492	297
Principal collections on Agency mortgage-backed securities	3,743	1,889
Principal collections on credit risk transfer and non-Agency securities	11	5
Payments on U.S. Treasury securities	(17,907)	(7,550)
Proceeds from U.S. Treasury securities	8,795	5,103
Net proceeds from reverse repurchase agreements	5,275	1,526
Net payments on derivative instruments	(2,742)	(714)
Net cash provided by (used in) investing activities	23,577	(11,287)
Financing activities:
Proceeds from repurchase arrangements	1,162,934	930,289
Payments on repurchase agreements	(1,185,576)	(919,321)
Payments on debt of consolidated variable interest entities	(16)	(13)
Net proceeds from preferred stock issuances	557	227
Net proceeds from common stock issuances	439	—
Cash dividends paid	(277)	(298)
Net cash provided by (used in) financing activities	(21,939)	10,884
Net change in cash, cash equivalents and restricted cash	1,985	(74)
Cash, cash equivalents and restricted cash at beginning of period	1,282	1,520
Cash, cash equivalents and restricted cash at end of period	$3,267	$1,446
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
We operate to qualify to be taxed as a real estate investment trust ("REIT") under the Internal Revenue Code of 1986, as amended (the "Internal Revenue Code"). As a REIT, we are required to distribute annually 90% of our taxable income, and we will generally not be subject to U.S. federal or state corporate income tax to the extent that we distribute our annual taxable income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable income, after application of available tax attributes, within the limits prescribed by the Internal Revenue Code, which may extend into the subsequent tax year.
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
All of our securities are reported at fair value on our consolidated balance sheet. Accounting Standards Codification ("ASC") Topic 320, Investments—Debt and Equity Securities, requires that at the time of purchase, we designate a security as held-to-maturity, available-for-sale or trading, depending on our ability and intent to hold such security to maturity. Alternatively, we may elect the fair value option of accounting for securities pursuant to ASC Topic 825, Financial Instruments. Prior to fiscal year 2017, we primarily designated our investment securities as available-for-sale. On January 1, 2017, we began electing the fair value option of accounting for all investment securities newly acquired after such date. Unrealized gains and losses on securities classified as available-for-sale are reported in accumulated other comprehensive income ("OCI"), whereas unrealized gains and losses on securities for which we elected the fair value option, or are classified as trading, are reported in net income through other gain (loss). Upon the sale of a security designated as available-for-sale, we determine the cost of the security and the amount of unrealized gain or loss to reclassify out of accumulated OCI into earnings based on the specific identification method. In our view, the election of the fair value option simplifies the accounting for investment securities and more appropriately reflects the results of our operations for a reporting period by presenting the fair value changes for these assets in a manner consistent with the presentation and timing of the fair value changes for our derivative instruments.
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair in net income as a component of other gain (loss). Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. For the three months ended March 31, 2020 and 2019, we have not recognized any impairment losses on our available-for-sale securities through net income.
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, primary to secondary mortgage rate spreads, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service for reasonableness with consideration given to both historical prepayment speeds and current market conditions. If based on our assessment, we believe that the third-party model does not fully reflect our expectations of the current prepayment landscape, such as during periods of elevated market uncertainty or unique market conditions, we may make adjustments to the models. We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previous estimate of future prepayments and (ii) actual prepayments to date and our current estimate of future prepayments. We are required to record an adjustment in the current period to premium amortization / discount accretion for the cumulative effect of the difference in the effective yields as if the recalculated yield had been in place as of the security's acquisition date through the reporting date.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate ("payer swaps") based on a short-term benchmark rate, such as the Overnight Index Swap Rate ("OIS"), Secured Overnight Financing Rate ("SOFR") or three-month London Interbank Offered Rate ("LIBOR"). Our interest rate swaps typically have terms from one to 10 years but may extend up to 20 years or more. Our interest rate swaps are centrally cleared through a registered commodities exchange. The clearing exchange requires that we post an "initial margin" amount determined by the exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.
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
Recent Accounting Pronouncements
In June 2016 the Financial Account Standards Board ("FASB") issued Accounting Standards Update 2016-13, Financial Instruments - Credit Losses (Topic 326), which replaces the incurred loss impairment methodology in prior GAAP with a methodology that better reflects expected credit losses. For financial instruments carried at amortized cost, impairment will be measured as a current estimate of expected lifetime credit losses. For available-for-sale investment securities with changes in fair value recorded in accumulated other comprehensive income, the FASB made targeted improvements eliminating the write-down of available-for-sale securities under the "other-than-temporary" impairment model replacing it with an allowance for credit loss model. We adopted ASU 2016-13 effective January 1, 2020, which had no material effect on our financial results.
We consider the applicability and impact of all ASUs issued by the FASB. There are no unadopted ASUs that are expected to have a significant impact on our consolidated financial statements when adopted or other recently adopted ASUs that had a significant impact on our consolidated financial statements upon adoption.

Note 4. Investment Securities
As of March 31, 2020 and December 31, 2019, our investment portfolio consisted of $71.8 billion and $100.4 billion of investment securities, at fair value, respectively, and $21.2 billion and $7.4 billion of net TBA securities, at fair value, respectively. Our net TBA position is reported at its net carrying value of $574 million and $25 million as of March 31, 2020 and December 31, 2019, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of March 31, 2020 and December 31, 2019, our investment securities had a net unamortized premium balance of $2.6 billion and $3.1 billion, respectively.

The following tables summarize our investment securities as of March 31, 2020 and December 31, 2019, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	March 31, 2020		December 31, 2019
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$67,284	$69,901	$96,375	$98,074
Adjustable rate	118	120	160	163
CMO	406	422	441	447
Interest-only and principal-only strips	138	165	146	164
Multifamily	37	42	37	39
Total Agency RMBS	67,983	70,650	97,159	98,887
Non-Agency RMBS	225	204	198	209
CMBS	360	348	352	370
CRT securities	775	574	961	976
Total investment securities	$69,343	$71,776	$98,670	$100,442

	March 31, 2020
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$13,566	$4,547	$17	$—	$—	$—	$18,130
Unamortized discount	(8)	(1)	—	—	—	—	(9)
Unamortized premium	600	232	—	—	—	—	832
Amortized cost	14,158	4,778	17	—	—	—	18,953
Gross unrealized gains	441	122	1	—	—	—	564
Gross unrealized losses	(3)	—	—	—	—	—	(3)
Total available-for-sale securities, at fair value	14,596	4,900	18	—	—	—	19,514
Securities remeasured at fair value through earnings:
Par value	27,214	20,042	4	232	356	757	48,605
Unamortized discount	(24)	(2)	—	(10)	(3)	(3)	(42)
Unamortized premium	997	798	—	4	7	21	1,827
Amortized cost	28,187	20,838	4	226	360	775	50,390
Gross unrealized gains	1,223	890	—	—	6	1	2,120
Gross unrealized losses	(3)	(3)	—	(22)	(18)	(202)	(248)
Total securities remeasured at fair value through earnings	29,407	21,725	4	204	348	574	52,262
Total securities, at fair value	$44,003	$26,625	$22	$204	$348	$574	$71,776
Weighted average coupon as of March 31, 2020	3.77%	3.93%	3.84%	4.16%	4.29%	4.27%	3.84%
Weighted average yield as of March 31, 2020 [1]	2.91%	2.95%	2.25%	4.13%	4.15%	2.27%	2.93%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 14.5% based on forward rates as of March 31, 2020.

	December 31, 2019
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$14,301	$4,762	$18	$—	$—	$—	$19,081
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	711	276	—	—	—	—	987
Amortized cost	15,002	5,036	18	—	—	—	20,056
Gross unrealized gains	142	29	1	—	—	—	172
Gross unrealized losses	(50)	(25)	—	—	—	—	(75)
Total available-for-sale securities, at fair value	15,094	5,040	19	—	—	—	20,153
Securities remeasured at fair value through earnings:
Par value	45,106	29,881	—	208	348	937	76,480
Unamortized discount	(68)	(2)	—	(10)	(3)	(2)	(85)
Unamortized premium	1,218	967	—	1	7	26	2,219
Amortized cost	46,256	30,846	—	199	352	961	78,614
Gross unrealized gains	991	691	—	10	19	18	1,729
Gross unrealized losses	(32)	(18)	—	—	(1)	(3)	(54)
Total securities remeasured at fair value through earnings	47,215	31,519	—	209	370	976	80,289
Total securities, at fair value	$62,309	$36,559	$19	$209	$370	$976	$100,442
Weighted average coupon as of December 31, 2019	3.62%	3.75%	3.77%	4.05%	4.49%	5.07%	3.68%
Weighted average yield as of December 31, 2019 [1]	3.03%	3.09%	2.08%	4.39%	4.38%	4.05%	3.07%

 ________________________________

1.	Incorporates a weighted average future constant prepayment rate assumption of 10.8% based on forward rates as of December 31, 2019.
As of March 31, 2020 and December 31, 2019, our investments in CRT and non-Agency securities had the following credit ratings:

	March 31, 2020			December 31, 2019
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$34	$—	$—	$43
AA	—	65	204	—	81	214
A	—	29	30	13	25	34
BBB	97	72	55	67	71	69
BB	233	23	25	471	21	10
B	175	5	—	308	4	—
Not Rated	69	10	—	117	7	—
Total	$574	$204	$348	$976	$209	$370
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of March 31, 2020 and December 31, 2019, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 14.5% and 10.8%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2020 and December 31, 2019 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2020				December 31, 2019
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$2,790	$2,866	3.49%	2.31%	$2,671	$2,654	3.54%	2.61%
> 3 years and ≤ 5 years	23,997	23,169	4.04%	2.96%	10,822	10,563	3.85%	3.20%
> 5 years and ≤10 years	44,910	43,213	3.75%	2.95%	86,492	85,002	3.67%	3.07%
> 10 years	79	95	3.50%	3.60%	457	451	3.31%	3.06%
Total	$71,776	$69,343	3.84%	2.93%	$100,442	$98,670	3.68%	3.07%

The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2020 and December 31, 2019 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2020	$7	$(1)	$231	$(2)	$238	$(3)
December 31, 2019	$1,653	$(12)	$6,984	$(63)	$8,637	$(75)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2020 and 2019 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2020			2019
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(155)	$(49,440)	$(49,595)	$(339)	$(4,562)	$(4,901)
Proceeds from investment securities sold [1]	156	49,933	50,089	335	4,626	4,961
Net gain (loss) on sale of investment securities	$1	$493	$494	$(4)	$64	$60

Gross gain on sale of investment securities	$1	$567	$568	$—	$66	$66
Gross loss on sale of investment securities	—	(74)	(74)	(4)	(2)	(6)
Net gain (loss) on sale of investment securities	$1	$493	$494	$(4)	$64	$60
  ________________________________

1.	Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.

2.	See Note 10 for a summary of changes in accumulated OCI.

Note 5. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2020, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
As of March 31, 2020 and December 31, 2019, we had $66.5 billion and $89.2 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020			December 31, 2019
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$40,605	1.06%	9	$56,664	2.19%	10
> 1 to ≤ 3 months	8,365	1.79%	49	20,761	2.01%	53
> 3 to ≤ 6 months	5,450	1.80%	97	5,683	2.19%	100
> 6 to ≤ 9 months	398	2.18%	197	1,500	2.66%	182
> 9 to ≤ 12 months	4,509	2.04%	286	2,152	2.41%	351
> 12 to ≤ 24 months	800	2.67%	676	625	2.38%	411
> 24 to ≤ 36 months	2,900	1.96%	909	1,700	2.45%	833
Total Agency repo	63,027	1.36%	93	89,085	2.17%	55
U.S. Treasury repo:
> 1 day to ≤ 1 month	3,513	0.87%	16	97	1.63%	2
Total	$66,540	1.33%	89	$89,182	2.17%	55

As of March 31, 2020 and December 31, 2019, $20.7 billion and $17.0 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of March 31, 2020, we had $9.3 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 16 days and a weighted average interest rate of 0.74%. As of December 31, 2019, we had $4.5 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 12 days and a weighted average interest rate of 1.60%. As of March 31, 2020 and December 31, 2019, 56% and 40%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 54% and 38% of our repurchase agreement funding outstanding as of March 31, 2020 and December 31, 2019, respectively.
Reverse Repurchase Agreements
As of March 31, 2020 and December 31, 2019, we had $4.9 billion and $10.2 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $4.9 billion and $9.5 billion, respectively. As of March 31, 2020 and December 31, 2019, $4.6 billion and $5.4 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2020 and December 31, 2019 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2020	December 31, 2019
Interest rate swaps	Derivative assets, at fair value	$—	$21
Swaptions	Derivative assets, at fair value	21	126
TBA securities	Derivative assets, at fair value	643	29
U.S. Treasury futures - short	Derivative assets, at fair value	—	14
Total derivative assets, at fair value		$664	$190

Interest rate swaps	Derivative liabilities, at fair value	$—	$(2)
TBA securities	Derivative liabilities, at fair value	(69)	(4)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(69)	—
Total derivative liabilities, at fair value		$(138)	$(6)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$3,721	$97
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(4,886)	(9,543)
Total U.S. Treasury securities, net at fair value		$(1,165)	$(9,446)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020				December 31, 2019
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$16,650	0.86%	0.21%	2.5	$59,700	1.30%	1.58%	1.6
> 3 to ≤ 5 years	17,350	0.91%	0.06%	4.1	9,850	1.17%	1.55%	3.8
> 5 to ≤ 7 years	7,600	1.08%	0.21%	6.1	5,650	1.34%	1.70%	6.4
> 7 to ≤ 10 years	3,900	1.05%	0.08%	9.1	2,850	1.36%	1.58%	8.9
> 10 years	975	1.30%	0.45%	16.0	1,025	1.64%	1.78%	15.4
Total	$46,475	0.94%	0.15%	4.5	$79,075	1.29%	1.59%	2.7

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	March 31, 2020	December 31, 2019
OIS	69%	86%
SOFR	26%	3%
3M LIBOR	5%	11%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate	Average Receive Rate (LIBOR)	Average Term (Years)
March 31, 2020
≤ 1 year	$132	$11	7	$6,350	2.14%	3M	9.3
> 1 year ≤ 2 years	50	10	16	3,200	2.41%	3M	10.0
Total	$182	$21	10	$9,550	2.23%	3M	9.5

December 31, 2019
≤ 1 year	$123	$80	8	$5,650	2.26%	3M	9.3
> 1 year ≤ 2 years	53	46	16	3,200	2.50%	3M	10.0
Total	$176	$126	11	$8,850	2.34%	3M	9.5
________________________________

1.
As of March 31, 2020 and December 31, 2019, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.

U.S. Treasury Securities	March 31, 2020			December 31, 2019
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$3,133	$3,218	$3,252	$95	$95	$97
7 years	(250)	(252)	(260)	—	—	—
10 years	(3,559)	(3,653)	(4,157)	(9,224)	(9,329)	(9,543)
Total U.S. Treasury securities	$(676)	$(687)	$(1,165)	$(9,129)	$(9,234)	$(9,446)

________________________________

1.
As of March 31, 2020 and December 31, 2019, short U.S. Treasury securities had a weighted average yield of 2.07% and 2.19%, respectively, and long U.S. Treasury securities had a weighted average yield of 0.62% and 2.21%, respectively.

U.S. Treasury Futures	March 31, 2020				December 31, 2019
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,000)	$(1,318)	$(1,387)	$(69)	$(1,000)	$(1,298)	$(1,284)	$14

________________________________

1.
Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2020				December 31, 2019
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$100	$92	$104	$12	$805	$811	$812	$1
3.0%	—	(4)	—	4	1,059	1,083	1,086	3
3.5%	—	—	—	—	241	250	250	—
4.0%	—	—	—	—	75	78	78	—
Total 15-Year TBA securities	100	88	104	16	2,180	2,222	2,226	4
30-Year TBA securities:
≤ 2.5%	5,786	5,884	5,974	90	—	—	—	—
3.0%	9,072	9,191	9,502	311	5,008	5,052	5,073	21
3.5%	3,366	3,451	3,556	105	1,226	1,259	1,261	2
4.0%	1,955	2,034	2,086	52	(1,507)	(1,565)	(1,568)	(3)
≥ 4.5%	—	—	—	—	415	436	437	1
Total 30-Year TBA securities, net	20,179	20,560	21,118	558	5,142	5,182	5,203	21
Total TBA securities, net	$20,279	$20,648	$21,222	$574	$7,322	$7,404	$7,429	$25

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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2020 and 2019 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2020:
TBA securities, net	$7,322	37,750	(24,793)	$20,279	$693
Interest rate swaps - payer	$79,075	49,975	(82,575)	$46,475	(2,795)
Payer swaptions	$8,850	2,000	(1,300)	$9,550	(134)
U.S. Treasury securities - short position	$(9,224)	(6,045)	11,024	$(4,245)	(937)
U.S. Treasury securities - long position	$95	6,461	(2,987)	$3,569	97
U.S. Treasury futures contracts - short position	$(1,000)	(1,000)	1,000	$(1,000)	(104)
					$(3,180)
Three months ended March 31, 2019:
TBA securities, net	$7,152	18,442	(18,772)	$6,822	$83
Interest rate swaps	$51,625	5,350	(8,800)	$48,175	(596)
Payer swaptions	$3,500	—	(950)	$2,550	(27)
U.S. Treasury securities - short position	$(21,345)	(4,770)	7,380	$(18,735)	(425)
U.S. Treasury securities - long position	$45	405	(330)	$120	—
U.S. Treasury futures contracts - short position	$(1,650)	(1,650)	1,650	$(1,650)	(31)
					$(996)
________________________________

1.	Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
As of March 31, 2020 and December 31, 2019, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 6% and 4%, respectively, of our tangible stockholders' equity (measured as the excess of the value of collateral pledged over the amount of our repurchase liabilities). The following table summarizes certain characteristics of our repurchase agreements outstanding with counterparties representing amounts at risk greater than or equal to 5% of our stockholders' equity as of March 31, 2020 (dollars in millions):

	March 31, 2020
	Amount Outstanding	Net Counterparty Exposure [1]	Percent of Stockholders' Equity	Weighted Average Months to Maturity
J.P. Morgan Securities, LLC	$5,102	$518	5.6%	23
______________________

1.
Represents the net carrying value of securities pledged under repurchase agreements, including accrued interest plus any cash or assets on deposit to secure the repurchase obligation, less the amount of the repurchase liability, including accrued interest.

As of March 31, 2020 and December 31, 2019, approximately 10% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2020 and December 31, 2019 (in millions):

	March 31, 2020
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$64,059	$358	$157	$52	$64,626
CRT - fair value	360	—	—	—	360
Non-Agency - fair value	437	—	—	—	437
U.S. Treasury securities - fair value	3,514	—	207	—	3,721
Accrued interest on pledged securities	195	1	1	—	197
Restricted cash	1,040	—	938	—	1,978
Total	$69,605	$359	$1,303	$52	$71,319

	December 31, 2019
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$92,142	$371	$404	$206	$93,123
CRT - fair value	309	—	—	—	309
U.S. Treasury securities - fair value	453	—	—	28	481
Accrued interest on pledged securities	267	1	1	1	270
Restricted cash	111	—	340	—	451
Total	$93,282	$372	$745	$235	$94,634

________________________________

1.	Includes repledged assets received as collateral from counterparties.

2.	Includes $113 million and $144 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2020 and December 31, 2019, respectively.

3.	Includes margin for TBAs cleared through prime brokers and other clearing deposits.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2020 and December 31, 2019 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	March 31, 2020			December 31, 2019
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$45,038	$43,542	$126	$56,990	$55,951	$167
> 30 and ≤ 60 days	7,409	7,101	22	14,410	14,114	42
> 60 and ≤ 90 days	1,122	1,087	3	7,637	7,536	20
> 90 days	14,801	14,215	44	13,510	13,286	38
Total	$68,370	$65,945	$195	$92,547	$90,887	$267
________________________________

1.	Includes $113 million and $144 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2020 and December 31, 2019, respectively.

2.	Excludes $357 million of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2019.
Assets Pledged from Counterparties
As of March 31, 2020 and December 31, 2019, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2020				December 31, 2019
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$4,913	$—	$(60)	$4,853	$10,099	$—	$1	$10,100
Cash	—	27	—	27	—	116	—	116
Total	$4,913	$27	$(60)	$4,880	$10,099	$116	$1	$10,216
________________________________

1.
As of March 31, 2020 and December 31, 2019, $0 million and $357 million, respectively, of U.S. Treasury securities received from counterparties were repledged as collateral and $4.9 billion and $9.5 billion, respectively, were used to cover short sales of U.S. Treasury securities.

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2020 and December 31, 2019 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2020
Interest rate swap and swaption agreements, at fair value [1]	$21	$—	$21	$—	$(19)	$2
TBA securities, at fair value	643	—	643	(69)	—	574
Receivable under reverse repurchase agreements	4,938	—	4,938	(4,938)	—	—
Total	$5,602	$—	$5,602	$(5,007)	$(19)	$576

December 31, 2019
Interest rate swap and swaption agreements, at fair value [1]	$147	$—	$147	$(2)	$(116)	$29
TBA securities, at fair value	29	—	29	(4)	—	25
Receivable under reverse repurchase agreements	10,181	—	10,181	(9,852)	(329)	—
Total	$10,357	$—	$10,357	$(9,858)	$(445)	$54

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2020
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	69	—	69	(69)	—	—
Repurchase agreements	66,540	—	66,540	(4,938)	(61,602)	—
Total	$66,609	$—	$66,609	$(5,007)	$(61,602)	$—

December 31, 2019
Interest rate swap agreements, at fair value [1]	$2	$—	$2	$(2)	$—	$—
TBA securities, at fair value	4	—	4	(4)	—	—
Repurchase agreements	89,182	—	89,182	(9,852)	(79,330)	—
Total	$89,188	$—	$89,188	$(9,858)	$(79,330)	$—
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

Note 8. Fair Value Measurements
We determine the fair value of financial instruments based on our estimate of the price that would be received to sell the asset or paid to transfer the liability in an orderly transaction between market participants at the measurement date. We utilize a three-level valuation hierarchy for disclosure of fair value measurements based upon the transparency of inputs to the valuation of the instrument as of the measurement date. We categorize a financial instrument within the hierarchy based upon the lowest level of input that is significant to the fair value measurement.
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
We typically obtain price estimates from multiple third-party pricing services and dealers or, if applicable, the registered clearing exchange. The following is a description of the valuation methodologies used for instruments carried at fair value on a recurring basis.
U.S. Treasury securities and futures prices - are valued based on quoted prices for identical instruments in active markets and are classified as Level 1 assets.
TBA securities - are valued using prices obtained from third-party pricing sources based on pricing models that reference recent trading activity.
Interest rate swaps - are valued using the daily settlement price, or fair value, determined by the clearing exchange based on a pricing model that references observable market inputs, including current benchmark rates and the forward yield curve.
Interest rate swaptions - are valued using prices obtained from the counterparty and other third-party pricing models. The pricing models are based on the value of the future interest rate swap that we have the option to enter into as well as the remaining length of time that we have to exercise the option based on observable market inputs, adjusted for non-performance risk, if any.
Investment securities - are valued based on prices obtained from multiple third-party pricing services and non-binding dealer quotes. These pricing sources utilize various valuation approaches, including market and income approaches. For Agency RMBS, the pricing sources primarily utilize a matrix pricing technique that interpolates the estimated fair value based on observed quoted prices for forward contracts in the Agency RMBS "to-be-announced" market ("TBA securities") of the same coupon, maturity and issuer, adjusted to reflect the specific characteristics of the pool of mortgages underlying the Agency security, which may include maximum loan balance, loan vintage, loan-to-value ratio, geography and other characteristics as may be appropriate. For other investment securities, the pricing sources primarily utilize discounted cash flow model-derived pricing techniques to estimate the fair value. Such models incorporate market-based discount rate assumptions based on observable inputs such as recent trading activity, credit data, volatility statistics, benchmark interest rate curves, spread measurements to benchmark curves and other market data that are current as of the measurement date and may include certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and loss severities.
The availability of observable inputs can be affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. We make inquiries of third-party pricing sources to understand the significant inputs and assumptions they used to determine their prices and that they are derived from orderly transactions, particularly during periods of elevated market turbulence and reduced market liquidity. We also review third-party price estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from pricing sources, we will exclude prices for securities from our estimation of fair value if we determine based on our validation procedures and our market knowledge and expertise that the price is significantly different from what observable market data would indicate and we cannot obtain an understanding from the third-party source as to the significant inputs used to determine the price.
The markets for interest rate swap, swaption and TBA derivatives and for the investment securities that we invest in are considered to be active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of these markets and the similarity of our securities and derivative instruments to those actively traded enable our pricing sources and us to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements. Consequently, we classify these instruments as Level 2 inputs in the fair value hierarchy.
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2020 and December 31, 2019, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	March 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$70,292	$—	$—	$98,516	$—
Agency securities transferred to consolidated VIEs	—	358	—	—	371	—
Credit risk transfer securities	—	574	—	—	976	—
Non-Agency securities	—	552	—	—	579	—
U.S. Treasury securities	3,721	—	—	97	—	—
Interest rate swaps	—	—	—	—	21	—
Swaptions	—	21	—	—	126	—
TBA securities	—	643	—	—	29	—
U.S. Treasury futures	—	—	—	14	—	—
Total	$3,721	$72,440	$—	$111	$100,618	$—
Liabilities:
Debt of consolidated VIEs	$—	$214	$—	$—	$228	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	4,886	—	—	9,543	—	—
Interest rate swaps	—	—	—	—	2	—
TBA securities	—	69	—	—	4	—
U.S. Treasury futures	69	—	—	—	—	—
Total	$4,955	$283	$—	$9,543	$234	$—

Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements was approximately $66.8 billion as of March 31, 2020, compared to our cost of $66.5 billion, based on lower prevailing interest rates observed in the repo market compared to our outstanding repurchase agreements. The fair value of our repurchase agreements, as of December 31, 2019, approximated cost as the prevailing rates observed in the repo market largely corresponded to our outstanding repurchase agreements. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost, as of March 31, 2020 and December 31, 2019, due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

Note 9. Net Income (Loss) Per Common Share

Basic net income (loss) per common share is computed by dividing (i) net income (loss) available (attributable) to common stockholders by (ii) the sum of our weighted-average number of common shares outstanding and the weighted-average number of vested but not yet issued time and performance-based restricted stock units ("RSUs") outstanding for the period granted under our long-term incentive program to employees and non-employee Board of Directors. Diluted net income (loss) per common share assumes the issuance of all potential common stock equivalents unless the effect is to reduce a loss or increase the income per common share. Our potential common stock equivalents consist of unvested time and performance-based RSUs. The following table presents the computations of basic and diluted net income (loss) per common share for the periods indicated (shares and dollars in millions):

	Three Months Ended March 31,
	2020	2019
Weighted average number of common shares issued and outstanding	547.5	536.3
Weighted average number of fully vested restricted stock units outstanding	0.5	0.4
Weighted average number of common shares outstanding - basic	548.0	536.7
Weighted average number of dilutive unvested restricted stock units outstanding	—	0.5
Weighted average number of common shares outstanding - diluted	548.0	537.2
Net income (loss) available (attributable) to common stockholders	$(2,442)	$255
Net income (loss) per common share - basic	$(4.46)	$0.48
Net income (loss) per common share - diluted	$(4.46)	$0.47

For the three months ended March 31, 2020, 1.2 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 10. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of March 31, 2020, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). During February 2020, we issued $575 million, or 23,000 shares, of 6.125% Series F Preferred Stock, for net proceeds of $557 million. As of March 31, 2020, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding, with an aggregate carrying value of $1,489 million and aggregate liquidation preference of $1,538 million. Each share of preferred stock is represented by 1,000 depositary shares.
Our preferred stock ranks senior to our common stock with respect to the payment of dividends and the distribution of assets upon a voluntary or involuntary liquidation, dissolution or winding up of the Company. Our preferred stock has no stated maturity, is not subject to any sinking fund or mandatory redemption and each series of preferred stock ranks on parity with one another. Under certain circumstances upon a change of control, our preferred stock is convertible to shares of our common stock. Holders of our preferred stock and depositary shares underlying our preferred stock have no voting rights, except under limited conditions. Beginning on each series' optional redemption date, we may redeem shares at $25.00 per depositary share, plus accumulated and unpaid dividends (whether or not declared), exclusively at our option.
The following table includes a summary of preferred stock depositary shares issued and outstanding as of March 31, 2020 (dollars and shares in millions):

Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock [1]	Issuance Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Fixed Rate	Optional Redemption Date [2]	Fixed-to-Floating Rate Conversion Date	Floating Annual Rate
Series C	August 22, 2017	13.0	315	325	7.000%	October 15, 2022	October 15, 2022	3M LIBOR + 5.111%
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024	April 15, 2024	3M LIBOR + 4.332%
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024	October 15, 2024	3M LIBOR + 4.993%
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025	April 15, 2025	3M LIBOR + 4.697%
Total		61.5	$1,489	$1,538
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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three months ended March 31, 2020, we sold 26.7 million shares of our common stock under the sales agreements for proceeds of $439 million, or $16.46 per common share, net of offering costs. As of March 31, 2020, shares of our common stock with an aggregate offering price of $26 million remained authorized for issuance under this program through June 14, 2021.
Common Stock Repurchase Program
From time-to-time we are authorized by our Board of Directors to repurchase shares of our common stock under certain conditions. In July 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. As of March 31, 2020, we had $0.9 billion of common stock remaining available for repurchase.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2020	2019
Beginning Balance	$97	$(943)
OCI before reclassifications	465	396
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	(1)	4
Ending Balance	$561	$(543)

Note 11. Subsequent Events
Common Stock Dividend Declaration
On April 8, 2020, our Board of Directors declared a monthly dividend of $0.12 per common share payable on May 11, 2020 to common stockholders of record as of April 30, 2020.
Common Stock Repurchases
Subsequent to March 31, 2020, we repurchased 10.1 million shares, or $121 million, of our common stock for an average repurchase price of $12.04 per common share, including transaction costs.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2020. Our MD&A is presented in six sections:

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
As a REIT, we are required to distribute annually 90% of our taxable income, and we will generally not be subject to U.S. federal or state corporate income tax to the extent that we distribute all our annual taxable income to our stockholders on a timely basis. It is our intention to distribute 100% of our taxable income within the time limits prescribed by the Internal Revenue Code, which may extend into the subsequent taxable year.
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

Trends and Recent Market Impacts
On March 11, 2020, the World Health Organization characterized COVID-19, a respiratory disease caused by a novel coronavirus, as a pandemic, and, on March 13, 2020, President Trump declared the COVID-19 outbreak (the "Pandemic") in the U.S. a national emergency. The Pandemic resulted in stay-at-home orders, school closures and widespread business shutdowns globally, significantly adversely affecting worldwide economies. Extensive shutdowns and business reductions in the U.S. were expected to substantially increase unemployment levels and sparked concerns that the U.S. GDP could contract at Depression-era levels. Reactions to the human and economic impacts of the Pandemic led to swift and severe financial market dislocations that had a significant impact on our business and financial results during the first quarter.
The U.S. government has taken actions to reduce the negative impact of the Pandemic. For example, Congress passed multiple rounds of legislation increasing and expanding unemployment benefits, providing direct cash payments to eligible taxpayers, and allocating funds to assist businesses. In March, the Federal Reserve (the "Fed") lowered the federal funds rate target by 150 basis points to the zero-bound range. Importantly, the Fed also committed its unlimited support of the U.S. Treasury and Agency MBS markets through unprecedented levels of asset purchases. The Fed also significantly increased its support for the repurchase agreement ("repo") funding markets for Treasury and Agency mortgage backed securities by offering to provide up to an additional $1 trillion of daily liquidity to the overnight repo market, in addition to its ongoing open market repo operations. The Federal Housing Finance Administration ("FHFA") also announced large-scale mortgage forbearance programs, and some states enacted bans on foreclosures to protect borrowers and avoid a steep decline in the housing market.
The financial market dislocations during March resulted in a significant decline in the valuations of Agency MBS and other fixed-income products, causing spreads to widen to levels unseen since the depths of 2008 before the Fed's bold and decisive actions began to take hold and stabilized the broader fixed income markets. Despite the Fed's actions, the extreme intra-quarter volatility, coupled with significantly weaker valuations on our holdings of specified pools, drove a 22.9% decline in our tangible net book value per common share, resulting in a negative economic return on tangible common equity of 20.2% for the quarter.
In March, we transitioned to a fully remote work force, ensuring the safety and well-being of our employees. Our prior investments in technology, business continuity planning and cyber security protocols enabled a seamless transition to this new paradigm. Benefit plans offered to all our employees have also helped to ensure their well-being, including comprehensive health insurance benefits, access to 24/7 Teladoc services, on-call family support and mental health services, short and long-term disability benefits and others.
During the first quarter, we prioritized liquidity and risk management in response to adverse market conditions, and, as such, took several actions to mitigate the impact of the severe market volatility and disruptions on our business. Specifically, we repositioned our assets, strategically managed our liquidity and funding exposure, and adjusted our hedge positions. In aggregate, we reduced our investment portfolio by $15 billion to $93 billion as of quarter-end. The net decline in our asset base consisted of principal pay-downs of $4 billion and sales of approximately $25 billion of lower coupon, relatively generic Agency MBS, which were partially replaced with $14 billion of current production coupon TBA securities. Importantly, our sales of these lower coupon generic MBS enabled us to build liquidity while maintaining our higher quality specified pools, as the premiums, or "pay-up" values, for these securities had declined in mid-March to severely depressed levels. Pay-up values improved somewhat prior to quarter-end but still contributed to about half of the decline in our net book value per common share for the quarter.
To further strengthen our liquidity position, we maintained our entire TBA position at our broker-dealer subsidiary, Bethesda Securities, LLC ("BES") and shifted a larger portion of our Agency repo funding to the General Collateral Finance Repo service offered by the Fixed Income Clearing Corporation ("FICC") through BES to 54% of our Agency repo funding, as of March 31, 2020, compared to 38% as of December 31, 2019. The result was a significant reduction in "haircut" levels, and in turn, margin requirements on our funding obligations compared to traditional bi-lateral repo agreements.
Our leverage and liquidity position at the end of March was at normal operating levels. Our "at risk" leverage ratio was 9.4x and our unencumbered assets totaled 54% of our tangible equity, unchanged from December 31, 2019. (See Liquidity and Capital Resources for additional discussion of unencumbered assets as of March 31, 2020).
With the Fed lowering short term rates to near zero, treasury bond yields fell substantially, and interest rate swaps also repriced dramatically lower during the quarter. The decline in interest rates reduced the duration of our assets, which in turn reduced our near term hedging requirements. As such, we reduced our shorter-dated interest rate swap position and our short U.S. Treasury position but also added some longer-dated swaps at very low pay-rates. In aggregate, our interest rate hedge position decreased to 70% of our funding liabilities, inclusive of our net TBA position (at cost), as of March 31, 2020, from 102% as of December 31, 2019, and the average pay-rate on our fixed to floating rate interest rate swaps declined 35 basis points to 0.94% as of March 31, 2020, from December 31, 2019.
Our duration gap, which is a measure of the mismatch between the interest rate sensitivity of our assets and liabilities, inclusive of interest rate hedges, ended the quarter near zero. With interest rates at historically low absolute levels, there is significantly more extension risk in our portfolio and in the mortgage market as a whole. Although negative interest rates are certainly possible, we believe the Fed would likely utilize all its monetary policy tools, including asset purchases, providing forward guidance and other measures, before lowering the Fed funds target to a level materially below zero. Given this asymmetric risk profile and the low cost of longer-dated hedges, we anticipate operating with a flat or even negative duration gap in the current environment.
Additionally, as we look ahead, we believe liquidity concerns will give way to fundamental performance metrics, with prepayments and funding being the key determinants of AGNC's prospective returns. Although tremendous uncertainty remains regarding the extent to which the federal government's actions will mitigate the short and long-term negative impacts of the Pandemic on the U.S. economy, we believe our portfolio composition is favorably positioned for the current environment. We have minimal credit exposure, and the GSE guarantee provides timely payment of principal and interest on our Agency holdings. On the prepayment front, we believe social distancing, operational headwinds, and negative credit conditions arising from the Pandemic are likely to persist over the near term, causing meaningful disruptions to the mortgage origination and refinance process. We expect that these disruptions will mitigate increases in aggregate prepayment speeds resulting from today's very low interest rate environment over the next several quarters. These disruptions, coupled with historically low funding costs, should benefit our net interest spread, offsetting some of the negative impact of our smaller asset base. As conditions ease, we anticipate prepayment activity increasing, assuming rates remain near current levels, but we believe our portfolio will perform relatively well despite faster aggregate prepayments given the concentration of our holdings in low coupon TBA securities and high quality specified pool positions, which have slower prepayment characteristics.
Longer-term risks remain, however. The Fed could prematurely reduce its support of the mortgage and funding markets, and the eventual unwind of its asset purchases could result in renewed strains on the mortgage and broader fixed income markets. Despite the favorable prepayment profile of our portfolio holdings, we could experience a higher than anticipated level of prepayment activity. In addition, after extended forbearance periods, borrower delinquencies could eventually lead to large scale GSE buyouts of delinquent loans from mortgage pools. Increased market volatility could also negatively impact mortgage spreads and reduce liquidity. Although any one of these events could negatively impact our financial position, we believe Agency MBS continue to provide the most attractive risk adjusted returns within the fixed income markets. For additional information regarding our interest rate and spread sensitivity please refer to Quantitative and Qualitative Disclosures about Market Risk and regarding risks associated with the economic and financial market turbulence resulting from the COVID-19 Pandemic to Risk Factors in this Form 10-Q.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2019	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	Mar. 31, 2020 vs Dec. 31, 2019
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	2.50%	2.50%	2.00%	1.75%	0.25%	-150	bps
LIBOR:
1-Month	2.49%	2.40%	2.02%	1.76%	0.99%	-77	bps
3-Month	2.60%	2.32%	2.09%	1.91%	1.45%	-46	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	2.26%	1.75%	1.62%	1.57%	0.25%	-132	bps
5-Year U.S. Treasury	2.23%	1.77%	1.54%	1.69%	0.38%	-131	bps
10-Year U.S. Treasury	2.41%	2.01%	1.66%	1.92%	0.67%	-125	bps
30-Year U.S. Treasury	2.81%	2.53%	2.11%	2.39%	1.32%	-107	bps
Interest Rate Swap Rate:
2-Year Swap	2.38%	1.81%	1.63%	1.70%	0.49%	-121	bps
5-Year Swap	2.28%	1.77%	1.50%	1.73%	0.52%	-121	bps
10-Year Swap	2.41%	1.96%	1.56%	1.90%	0.72%	-118	bps
30-Year Swap	2.58%	2.21%	1.71%	2.09%	0.88%	-121	bps
30-Year Fixed Rate Agency Price:
2.5%	$97.10	$99.36	$99.55	$98.89	$103.59	+$4.70
3.0%	$99.55	$100.84	$101.51	$101.42	$104.83	+$3.41
3.5%	$101.35	$102.24	$102.58	$102.86	$105.70	+$2.84
4.0%	$102.86	$103.36	$103.77	$104.01	$106.67	+$2.66
4.5%	$104.20	$104.49	$105.29	$105.29	$107.47	+$2.18
15-Year Fixed Rate Agency Price:
2.5%	$99.39	$100.67	$100.85	$100.91	$103.72	+$2.81
3.0%	$100.89	$101.95	$102.21	$102.50	$104.61	+$2.11
3.5%	$102.28	$103.20	$103.42	$103.69	$105.19	+$1.50
4.0%	$103.00	$103.84	$104.08	$104.28	$105.56	+$1.28
________________________________

1.
Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of March 31, 2020 and December 31, 2019, our investment portfolio consisted of $71.8 billion and $100.4 billion of investment securities, at fair value, respectively, and $21.2 billion and $7.4 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020				December 31, 2019
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$5,650	$5,830	3.27%	6%	$6,140	$6,239	3.29%	6%
15-year TBA securities, net [1]	88	104	2.50%	—%	2,222	2,226	2.91%	2%
Total ≤ 15-year	5,738	5,934	3.26%	6%	8,362	8,465	3.19%	8%
20-year RMBS	1,099	1,136	3.50%	1%	752	773	3.87%	1%
30-year:
30-year RMBS	60,535	62,935	3.86%	68%	89,483	91,062	3.67%	84%
30-year TBA securities, net [1]	20,560	21,118	3.03%	23%	5,182	5,203	2.92%	5%
Total 30-year	81,095	84,053	3.64%	90%	94,665	96,265	3.63%	89%
Total fixed rate Agency RMBS and TBA securities	87,932	91,123	3.62%	98%	103,779	105,503	3.60%	98%
Adjustable rate Agency RMBS	118	120	2.69%	—%	160	163	3.04%	—%
Multifamily	37	42	3.37%	—%	37	39	3.37%	—%
CMO Agency RMBS:
CMO	406	422	3.43%	—%	441	447	3.44%	1%
Interest-only strips	60	77	4.92%	—%	63	77	4.22%	—%
Principal-only strips	78	88	—%	—%	83	87	—%	—%
Total CMO Agency RMBS	544	587	3.81%	1%	587	611	3.48%	1%
Total Agency RMBS and TBA securities	88,631	91,872	3.62%	99%	104,563	106,316	3.59%	99%
Non-Agency RMBS	225	204	4.16%	—%	198	209	4.05%	1%
CMBS	360	348	4.29%	1%	352	370	4.49%	—%
CRT	775	574	4.27%	1%	961	976	5.07%	1%
Total investment portfolio	$89,991	$92,998	3.62%	100%	$106,074	$107,871	3.61%	100%
________________________________

1.
TBA securities are presented net of long and short positions. As of March 31, 2020, 30-year TBA securities consisted of $21.4 billion long and $(0.3) billion short TBA securities (at fair value) at an average coupon of 3.03% and 3.00%, respectively, and 15-year TBA securities consisted of entirely long TBA securities at an average coupon of 2.50%. As of December 31, 2019, 30-year TBA securities consisted of $6.8 billion long and $(1.6) billion short TBA securities at an average coupon of 3.17% and 4.00%, respectively, and 15-year TBA securities consisted entirely of long TBA securities at an average coupon of 2.91%. For further details of our TBA securities held as of each date refer to Note 6 of the accompanying consolidated financial statements.

TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2020 and December 31, 2019, our TBA positions had a net carrying value of $574 million and $25 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of March 31, 2020 and December 31, 2019, the weighted average yield on our investment securities (excluding TBA securities) was 2.93% and 3.07%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of March 31, 2020 and December 31, 2019 (dollars in millions):

	March 31, 2020
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
2.5%	$961	$961	$997	67%	100.9%	2.98%	2.11%	89	13%
3.0%	1,950	1,982	2,048	92%	101.8%	3.53%	2.41%	51	12%
3.5%	1,671	1,709	1,770	93%	102.3%	4.03%	2.83%	29	13%
4.0%	942	970	1,002	91%	103.0%	4.60%	3.05%	29	14%
≥ 4.5%	112	116	117	97%	103.2%	4.89%	2.99%	115	15%
Total ≤ 15-year	5,636	5,738	5,934	88%	102.0%	3.81%	2.61%	48	13%
20-year
2.5%	148	155	153	—%	105.0%	3.51%	1.32%	4	22%
3.0%	264	278	279	21%	105.2%	3.81%	1.58%	4	21%
3.5%	271	276	292	81%	101.9%	4.05%	2.95%	79	13%
4.0%	189	194	206	92%	103.2%	4.45%	3.12%	37	15%
≥ 4.5%	187	196	206	100%	104.7%	5.00%	3.21%	41	16%
Total 20-year:	1,059	1,099	1,136	61%	103.9%	4.15%	2.45%	35	17%
30-year:
≤ 2.5%	6,787	6,896	7,010	—%	101.1%	3.51%	2.21%	0	17%
3.0%	13,344	13,527	13,997	6%	101.5%	3.74%	2.73%	27	16%
3.5%	20,704	21,502	22,182	74%	104.1%	4.05%	2.67%	56	12%
4.0%	25,654	26,735	27,863	84%	104.2%	4.51%	3.04%	42	15%
≥ 4.5%	11,836	12,435	13,001	98%	105.1%	5.00%	3.28%	28	17%
Total 30-year	78,325	81,095	84,053	64%	104.1%	4.40%	2.94%	41	14%
Total fixed rate	$85,020	$87,932	$91,123	65%	103.9%	4.35%	2.91%	42	14%
________________________________

1.
Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of March 31, 2020, lower balance specified pools had a weighted average original loan balance of $116,000 and $119,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of March 31, 2020.

	December 31, 2019
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year
≤ 2.5%	$1,720	$1,735	$1,738	40%	101.0%	2.98%	2.11%	86	11%
3.0%	2,985	3,041	3,067	59%	101.7%	3.52%	2.45%	58	10%
3.5%	2,299	2,354	2,401	71%	102.2%	4.04%	2.86%	25	13%
4.0%	1,075	1,109	1,135	84%	103.1%	4.60%	3.05%	26	14%
4.5%	117	122	123	98%	103.5%	4.87%	3.00%	111	13%
≥ 5.0%	1	1	1	100%	101.9%	6.55%	4.55%	146	15%
Total ≤ 15-year	8,197	8,362	8,465	63%	102.0%	3.82%	2.65%	47	12%
20-year
3.5%	284	289	297	81%	102.0%	4.05%	2.97%	77	12%
4.0%	196	202	209	92%	103.3%	4.45%	3.18%	34	13%
4.5%	194	204	210	100%	104.8%	5.00%	3.23%	37	15%
≥ 5.0%	1	1	1	—%	105.1%	5.95%	3.33%	141	18%
Total 20-year:	675	696	717	90%	103.2%	4.40%	3.05%	49	13%
30-year:
≤ 3.0%	27,864	28,218	28,252	3%	101.4%	3.85%	2.73%	8	9%
3.5%	23,760	24,525	24,902	60%	103.3%	4.05%	2.97%	49	10%
4.0%	26,934	28,062	28,795	84%	104.2%	4.51%	3.25%	37	11%
4.5%	12,730	13,381	13,831	93%	105.1%	4.98%	3.45%	23	13%
5.0%	380	410	416	94%	108.0%	5.50%	3.28%	39	14%
≥ 5.5%	63	69	69	49%	109.6%	6.18%	3.33%	158	13%
Total 30-year	91,731	94,665	96,265	55%	103.3%	4.29%	3.07%	31	11%
Total fixed rate	$100,603	$103,723	$105,447	56%	103.3%	4.26%	3.04%	32	11%
________________________________

1.
See Note 1 of preceding table for specified pool composition. As of December 31, 2019, lower balance specified pools had a weighted average original loan balance of $115,000 and $118,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.

2.	WAC represents the weighted average coupon of the underlying collateral.

3.	Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2019.
As of March 31, 2020 and December 31, 2019, our investments in CRT and non-Agency securities had the following credit ratings:

	March 31, 2020			December 31, 2019
CRT and Non-Agency Security Credit Ratings [1]	CRT [2]	RMBS	CMBS	CRT [2]	RMBS	CMBS
AAA	$—	$—	$34	$—	$—	$43
AA	—	65	204	—	81	214
A	—	29	30	13	25	34
BBB	97	72	55	67	71	69
BB	233	23	25	471	21	10
B	175	5	—	308	4	—
Not Rated	69	10	—	117	7	—
Total	$574	$204	$348	$976	$209	$370
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted (i) to exclude "catch-up" premium amortization associated with changes in CPR estimates and (ii) to include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense and interest rate swap periodic income/(cost). "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and other interest and dividend income (referred to as "adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure).
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2020 and December 31, 2019 and our condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2020 and 2019 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	March 31, 2020	December 31, 2019
	(Unaudited)
Investment securities, at fair value	$71,776	$100,442
Total assets	$85,137	$113,082
Repurchase agreements and other debt	$66,754	$89,410
Total liabilities	$75,339	$102,041
Total stockholders' equity	$9,798	$11,041
Net book value per common share [1]	$14.55	$18.63
Tangible net book value per common share [2]	$13.62	$17.66

	Three Months Ended March 31,
Statement of Comprehensive Income Data	2020	2019
Interest income	$491	$705
Interest expense	426	541
Net interest income	65	164
Other gain (loss), net	(2,463)	120
Operating expenses	23	19
Net income (loss)	(2,421)	265
Dividends on preferred stock	21	10
Net income (loss) available (attributable) to common stockholders	$(2,442)	$255

Net income (loss)	$(2,421)	$265
Other comprehensive income, net	464	400
Comprehensive income (loss)	(1,957)	665
Dividends on preferred stock	21	10
Comprehensive income (loss) available (attributable) to common stockholders	$(1,978)	$655

Weighted average number of common shares outstanding - basic	548.0	536.7
Weighted average number of common shares outstanding - diluted	548.0	537.2
Net income (loss) per common share - basic	$(4.46)	$0.48
Net income (loss) per common share - diluted	$(4.46)	$0.47
Comprehensive income (loss) per common share - basic	$(3.61)	$1.22
Comprehensive income (loss) per common share - diluted	$(3.61)	$1.22
Dividends declared per common share	$0.48	$0.54

	Three Months Ended March 31,
Other Data (Unaudited) *	2020	2019
Average investment securities - at par	$94,933	$87,021
Average investment securities - at cost	$97,889	$89,952
Average net TBA portfolio - at cost	$7,487	$8,002
Average total assets - at fair value	$113,930	$114,994
Average repurchase agreements and other debt outstanding [3]	$93,538	$82,070
Average stockholders' equity [4]	$10,735	$10,186
Average tangible net book value "at risk" leverage [5]	9.9:1	9.3:1
Tangible net book value "at risk" leverage (as of period end) [6]	9.4:1	9.4:1
Economic return on tangible common equity [7]	(20.2)%	7.3%
Expenses % of average total assets	0.08%	0.07%
Expenses % of average assets, including average net TBA position	0.08%	0.06%
Expenses % of average stockholders' equity	0.86%	0.75%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.

1.	Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.

2.	Tangible net book value per common share excludes goodwill.

3.	Amount excludes U.S. Treasury repurchase agreements and TBA contracts. Other debt includes debt of consolidated VIEs.

4.	Average stockholders' equity calculated as average month-ended stockholders' equity during the period.

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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2020 and 2019, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2020		2019
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$875	3.68%	$847	3.87%
Net premium amortization	(384)	(1.67)%	(142)	(0.73)%
Interest income (GAAP measure)	491	2.01%	705	3.14%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	243	0.99%	39	0.17%
Interest income, excluding "catch-up" premium amortization	734	3.00%	744	3.31%
TBA dollar roll income - implied interest income [1,2]	48	2.54%	71	3.55%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$782	2.97%	$815	3.33%

Weighted average actual portfolio CPR for investment securities held during the period	12.2%		6.3%
Weighted average projected CPR for the remaining life of investment securities held as of period end	14.5%		10.5%
Average 30-year fixed rate mortgage rate as of period end [4]	3.50%		4.06%
10-year U.S. Treasury rate as of period end	0.67%		2.41%

  ________________________________

1.	Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.

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

4.	Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2020 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2020 vs. March 31, 2019
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$(215)	$62	$(277)
Estimated "catch-up" premium amortization due to change in CPR forecast	204	—	204
Interest income, excluding "catch-up" premium amortization	(11)	62	(73)
TBA dollar roll income - implied interest income	(24)	(5)	(19)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(35)	$57	$(92)
Our average investment portfolio, inclusive of TBAs, increased 8% (at cost) for the three months ended March 31, 2020, compared to the prior year period, largely due to a larger capital base from equity capital raises. The decrease in our average asset yield was due to the combination of changes in asset composition and higher premium amortization cost resulting from faster prepayment expectations.
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
We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency securities has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources for further discussion of TBA securities and dollar roll transactions). Repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") are excluded from our measure of leverage due to the temporary and highly liquid nature of these investments. The following table presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
December 31, 2019	$88,677	$92,672	$89,313	$7,038	$7,404	9.5:1	9.4:1
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	9.4:1
________________________________

1.	Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.

2.	Daily average and ending net TBA position outstanding measured at cost.

3.
Average tangible net book value "at risk" leverage during the period represents the sum of our daily weighted average repurchase agreements and other debt used to fund acquisitions of investment securities and net TBA position outstanding divided by the sum of our average month-ended stockholders' equity, adjusted to exclude goodwill.

4.
Tangible net book value "at risk" leverage as of period end represents the sum of our repurchase agreements and other debt used to fund acquisitions of investments securities, net TBA position (at cost) and net receivable/payable for unsettled investment securities outstanding as of period end divided by total stockholders' equity, adjusted to exclude goodwill as of period end.

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2020 and 2019 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied interest expense on our TBA securities and interest rate swap periodic interest (income) cost:

	Three Months Ended March 31,
	2020		2019
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$426	1.80%	$541	2.64%
TBA dollar roll income - implied interest expense [2,3]	32	1.67%	52	2.60%
Economic interest expense - before interest rate swap periodic (income) costs, net [4]	458	1.79%	593	2.64%
Interest rate swap periodic interest (income) cost, net [2,5]	(31)	(0.12)%	(83)	(0.37)%
Total economic interest expense (non-GAAP measure)	$427	1.67%	$510	2.27%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2020 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2020 vs. March 31, 2019
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$(114)	$73	$(187)
TBA dollar roll income - implied interest expense	(20)	(3)	(17)
Interest rate swap periodic interest income/cost	52	(48)	100
Total change in economic interest expense	$(82)	$22	$(104)
Our average mortgage borrowings, inclusive of TBAs, increased by 12% for the three months ended March 31, 2020 compared to the prior year period largely as a function of our higher asset base. The decrease in the average interest rate (actual and implied) on our mortgage borrowings was largely due to decreases in the Federal Funds rate. The decrease in our interest rate swap periodic interest income was due a decline in the average rate received on our interest rate swaps as the receive leg of our pay-fixed interest rate swaps reset to lower prevailing rates, which was partially offset by a decline in our average pay-rate. The increase in our average interest rate swap position outstanding was due to hedge recomposition. The following table presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings and the weighted average pay-fixed / receive-floating rates on our interest rate swaps for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2020	2019
Average Agency repo and other debt outstanding	$93,538	$82,070
Average net TBA portfolio outstanding - at cost	$7,487	$8,002
Average mortgage borrowings outstanding	$101,025	$90,072
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$71,659	$45,158
Ratio of average interest rate swaps to mortgage borrowings outstanding	71%	50%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	1.22%	1.97%
Average interest rate swap receive-floating rate	(1.39)%	(2.72)%
Average interest rate swap net pay/(receive) rate	(0.17)%	(0.75)%
For the three months ended March 31, 2020 and 2019, we had an average forward starting swap balance of $1.5 billion and $5.9 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three months ended March 31, 2020 and 2019 was 72% and 57%, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three months ended March 31, 2020 and 2019:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Spread	2020	2019
Average asset yield, excluding "catch-up" premium amortization	2.97%	3.33%
Average aggregate cost of funds	(1.67)%	(2.27)%
Average net interest spread, excluding "catch-up" premium amortization	1.30%	1.06%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three months ended March 31, 2020 and 2019 (dollars in millions):

	Three Months Ended March 31,
	2020	2019
Net interest income (GAAP measure)	$65	$164
TBA dollar roll income, net [1]	16	19
Interest rate swap periodic interest income (cost), net [1]	31	83
Other interest and dividend income [1]	2	3
Adjusted net interest and dollar roll income	114	269
Operating expense	(23)	(19)
Net spread and dollar roll income	91	250
Dividend on preferred stock	21	10
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	70	240
Estimated "catch-up" premium amortization cost due to change in CPR forecast	243	39
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$313	$279

Weighted average number of common shares outstanding - basic	548.0	536.7
Weighted average number of common shares outstanding - diluted	549.2	537.2
Net spread and dollar roll income per common share - basic	$0.13	$0.45
Net spread and dollar roll income per common share - diluted	$0.13	$0.45
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.57	$0.52
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.57	$0.52
________________________________

1.	Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2020	2019
Gain on sale of investment securities, net	$494	$60
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	197	1,060
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	464	400
Total gain (loss) on investment securities, net	$1,155	$1,520
________________________________

1.	Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.

2.	Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-Q).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2020 and 2019 (in millions):

	Three Months Ended March 31,
	2020	2019
Interest rate swap periodic interest income (cost), net	$31	$83
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	16	19
TBA securities - mark-to-market net gain (loss)	129	65
Payer swaptions	(22)	(10)
U.S. Treasury securities - long position	60	—
U.S. Treasury securities - short position	(634)	(66)
U.S. Treasury futures - short position	(21)	(45)
Interest rate swaps - termination fees and variation margin settlements, net	(2,806)	(699)
Other	27	(6)
Total realized gain (loss) on derivative instruments and other securities, net	(3,251)	(742)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	548	(1)
Interest rate swaps	(20)	20
Payer swaptions	(112)	(17)
U.S. Treasury securities - long position	37	—
U.S. Treasury securities - short position	(303)	(359)
U.S. Treasury futures - short position	(83)	14
Other	(1)	2
Total unrealized gain (loss) on derivative instruments and other securities, net	66	(341)
Total gain (loss) on derivative instruments and other securities, net	$(3,154)	$(1,000)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended March 31, 2020 and 2019, we had estimated taxable income available to common stockholders of $111 million and $196 million (or $0.20 and $0.36 per diluted common share), respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2020 and 2019 (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2020	2019
Net income (loss)	$(2,421)	$265
Estimated book to tax differences:
Premium amortization, net	237	54
Realized gain/loss, net	2,555	627
Net capital loss/(utilization of net capital loss carryforward)	32	(12)
Unrealized (gain)/loss, net	(263)	(719)
Other	(8)	(9)
Total book to tax differences	2,553	(59)
Estimated REIT taxable income	132	206
Dividends on preferred stock	21	10
Estimated REIT taxable income available to common stockholders	$111	$196
Weighted average number of common shares outstanding - basic	548.0	536.7
Weighted average number of common shares outstanding - diluted	549.2	537.2
Estimated REIT taxable income per common share - basic	$0.20	$0.37
Estimated REIT taxable income per common share - diluted	$0.20	$0.36

Beginning cumulative non-deductible net capital loss	$394	$182
Increase (decrease) in net capital loss carryforward	32	(12)
Ending cumulative non-deductible net capital loss	$426	$170
Ending cumulative non-deductible net capital loss per common share	$0.75	$0.32

LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on our ability to maintain adequate levels of liquidity to fund day-to-day operations, fulfill collateral requirements under our funding and derivative agreements, and to satisfy our dividend distribution requirement of at least 90% of our taxable income to maintain our qualification as a REIT. Our primary sources of liquidity are unencumbered cash and securities, borrowings available under repurchase agreements, monthly receipts of principal and interest payments, asset sales and equity offerings. We may also utilize TBA dollar roll transactions to finance Agency RMBS investments.
We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy. In assessing our liquidity, we consider a number of factors, including our current leverage, haircut and minimum collateral levels, access to capital markets, overall market conditions, and the sensitivity of our tangible net book value over a range of scenarios. However, these and other factors impacting our liquidity are subject to numerous risks and uncertainties, including as described in the Quantitative and Qualitative Disclosures of Market Risks and Risk Factors sections of our Annual Report on Form 10-K for the year ended December 31, 2019, as amended (our "2019 Form 10-K") and this Form 10-Q.
Leverage
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally would expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. As of March 31, 2020, our tangible net book value "at risk" leverage ratio was 9.4x and, despite the decline in our tangible net book value during the first quarter, was unchanged from December 31, 2019. The following table includes a summary of our mortgage borrowings outstanding, as of March 31, 2020 and December 31, 2019 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 3, 5 and 6 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2020		December 31, 2019
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$63,027	75%	$89,085	92%
Debt of consolidated variable interest entities, at fair value	214	—%	228	—%
Total debt	63,241	75%	89,313	92%
Net TBA position, at cost	20,648	25%	7,404	8%
Total mortgage borrowings	$83,889	100%	$96,717	100%
________________________________

1.	Amount excludes $3,513 million and $97 million of repurchase agreements used to fund purchases of U.S. Treasury securities as of March 31, 2020 and December 31, 2019, respectively.
Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date and are accounted for as collateralized financing transactions.  We maintain a beneficial interest in the specific securities pledged during the term of each repurchase arrangement and we receive the related principal and interest payments.
The terms and conditions of secured borrowings are negotiated on a transaction-by-transaction basis when each such borrowing is initiated or renewed.  The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a "haircut."  This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value, but conversely subjects us to counterparty credit risk and limits the amount we can borrow against our investment securities. Interest rates are generally fixed based on prevailing rates corresponding to the terms of the borrowings. Interest may be paid monthly or at the termination of a borrowing at which time we may enter into a new borrowing at prevailing haircuts and rates with the same lending counterparty or repay that counterparty and negotiate financing with a different lending counterparty.  None of our repo counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of our existing borrowings.
The use of TBA dollar roll transactions increases our funding diversification, expands our available pool of assets, and increases our overall liquidity position, as TBA contracts have lower implied haircuts relative to Agency MBS pools held on balance sheet and funded with repo financing. However, if it were to become uneconomical to roll our TBA contracts into future months we could be required to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position, as the liquidity benefit of TBA contracts would be eliminated. The collateral requirements under our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC and by our brokerage agreements, which may establish margin levels in excess of the MBSD.

To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we utilize an interest rate risk management strategy under which we use derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed rate assets during a period of rising interest rates. Collateral levels for interest rate derivative agreements are typically governed by the central clearing exchange and the associated futures commission merchants ("FCMs"), which may establish margin levels in excess of the clearing exchange. Collateral levels for interest rate derivative agreements not subject to central clearing are established by the counterparty financial institution.
Collateral Requirements and Unencumbered Assets
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. In response to declines in the fair value of pledged securities due to changes in market conditions or the publishing of monthly security pay-down factors, lending counterparties typically require that we post additional securities as collateral, pay-down borrowings or fund cash margin accounts with the counterparties in order to re-establish the agreed-upon collateral requirements, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, counterparties may release collateral back to us. Our derivative agreements also require that we maintain a minimum collateral balance regardless of the value of the derivative instrument based on our counterparties' assessment of risk specific to the derivative instrument and clearing exchange rules.
Collateral requirements under our repurchase and derivative agreements are dependent on our counterparties' determination of the fair value of securities pledged and the "haircut" levels they apply against the value of our securities. Haircuts under repo agreements are typically determined on an individual transaction basis and reflect our counterparties' assessment of the underlying risk associated with the specific collateral. Our derivative agreements also require that we maintain a minimum collateral balance regardless of the value of the derivative instrument based on our counterparties' assessment of risk specific to the derivative instrument and clearing exchange rules. Haircut levels and minimum margin requirements can change overtime and could be expected to increase during periods of elevated market volatility. We are also subject to daily variation margin requirements based on changes in the value of our collateral and, in the case of derivative agreements, changes in the value of the derivative instrument. Daily variation margin requirements under our interest rate derivative agreements also entitle us to receive collateral if the value of amounts owed to us under the derivative instrument exceeds a minimum margin requirement. Our agreements may provide that the valuations of securities securing our obligations under the agreement are to be obtained from a generally recognized source agreed to by both parties to the agreement. Other agreements provide that our counterparty has the sole discretion to determine the value of pledged collateral, but is required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of March 31, 2020, we had met all our margin requirements.
The value of Agency RMBS is reduced by principal pay-downs on the mortgage pools underlying them. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end and remit payment based on these factors generally on the 25th day after month-end. Counterparties to our bi-lateral repurchase agreements typically assess margin to account for these principal pay-downs when pool level principal payment data becomes available and prior to our receipt of the principal repayment. The FICC assesses margin based on its internally projected pay-down rates on the last day of each month (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the fifth day of the month, the blackout margin is released and collateralization requirements are adjusted to the actual published factor data. Consequently, our liquidity is temporarily reduced each month until we receive payment of the pay-down amounts. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of March 31, 2020, given the current market conditions and elevated prepayment risk associated with historically low interest rates, our portfolio largely consisted of higher coupon specified pool securities, which have a lower risk of prepayment compared to generic Agency RMBS, and TBA securities, which do not expose us to margin calls due to prepayments.
Haircut levels and minimum margin requirements imposed by counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. As of March 31, 2020, the weighted average haircut on our repurchase agreements was approximately 4.0% of the value of our collateral, inclusive of collateral funded through BES, compared to 4.4% as of December 31, 2019. During the first quarter, haircuts on our Agency RMBS collateral remained stable. Financing for less liquid, credit-oriented securities was significantly impacted by the dislocation in the financial markets in the first quarter; such assets were either not financeable through certain lenders, or haircuts and pricing for such assets increased substantially.
To enhance our liquidity position during the first quarter, we sold lower coupon Agency RMBS securities funded by repurchase agreements and partially replaced them with TBA securities. We maintained our entire TBA position at our broker-dealer subsidiary,

BES, and we shifted a larger portion of our Agency repo funding to the FICC through BES, increasing it to 54% of our Agency repo funding, as of March 31, 2020, from 38% as of December 31, 2019. These actions reduced our average "haircut" level and lowered our aggregate margin requirement compared to our traditional bi-lateral repo agreements. As of March 31, 2020, our unencumbered assets totaled 54% of our tangible net equity, unchanged from December 31, 2019, or $5.0 billion in the aggregate. The majority of our liquidity is held at AGNC, which included $3.5 billion of unencumbered cash and Agency RMBS and $0.3 billion of unencumbered CRT and non-agency securities as of March 31, 2020. We also maintain capital and excess liquidity at BES for regulatory standards, risk management purposes, and to meet expectations of counterparties, its clearing bank and clearing organizations. As of March 31, 2020, our unencumbered assets held at BES totaled approximately $1.2 billion, after being temporarily reduced for “blackout margin” charges posted by BES at the end of the month.
Collateral haircuts and minimum margin requirements imposed by counterparties subject us to counterparty credit risk. We attempt to manage this risk by monitoring our collateral positions and limiting our counterparties to registered clearinghouses and major financial institutions with acceptable credit ratings. We also diversify our funding across multiple counterparties and by region. As of March 31, 2020, we had master repurchase agreements with 47 financial institutions located throughout North America, Europe and Asia, including repo counterparties accessed through BES. BES' direct access to the General Collateral Finance Repo service offered by the FICC and other triparty and bi-lateral repo funding provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of March 31, 2020, $35.4 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of March 31, 2020.

	March 31, 2020
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding [1]
North America:
FICC	1	53%
Other	27	36%
Total North America	28	89%
Europe	14	9%
Asia	5	2%
Total	47	100%
________________________________

1.	Percent of repurchase agreement funding includes U.S. Treasury repurchase agreements.
As of March 31, 2020, our maximum amount at risk (or the excess value of collateral pledged over our repurchase liabilities) with any of our repurchase agreement counterparties, excluding the FICC, was less than 6% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 12% of our tangible stockholders' equity. As of March 31, 2020, approximately 10% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of March 31, 2020, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
Asset Sales and TBA Eligible Securities
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). The vitality of these markets enables us to sell assets under most market conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to "good delivery" provisions promulgated by Securities Industry and Financial Markets Association ("SIFMA"). As of March 31, 2020, approximately 93% of our fixed rate Agency RMBS portfolio was eligible for TBA delivery, although we will typically conduct outright sales of specified securities when they trade at a premium to generic securities due to their unique attributes.
Equity Capital
The equity capital markets serve as a source of capital to grow our business and to generate liquidity to meet our business objectives. The availability of equity capital is dependent on conditions in the equity capital markets and investor demand for our common and preferred stock. We will typically not issue common stock when the price of our common stock trades below our tangible net book value or issue preferred equity when its cost of capital exceeds acceptable hurdle rates of return on our equity. There can be no assurance, however, that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Notes 10 and 11 to our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions.

OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2020, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2020, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
FORWARD-LOOKING STATEMENTS
The statements contained in this Quarterly Report that are not historical facts, including estimates, projections, beliefs, expectations concerning conditions, events, or the outlook for our business, strategy, performance, operations or the markets or industries in which we operate, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,” “intend,” “outlook,” “potential,” “forecast,” “estimate,” “will,” “could,” “should,” “likely” and other similar, correlative or comparable words and expressions.
Forward looking statements are based on management’s assumptions, projections and beliefs as of the date of this Quarterly Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:

•	the impact of the Pandemic and of measures taken in response to the Pandemic by various governmental authorities, businesses and other third parties;

•	actions by the federal, state, or local governments to stabilize the economy, the housing sector or financial markets;

•	changes in U.S. monetary policy or interest rates;

•	fluctuations in the yield curve;

•	fluctuations in mortgage prepayment rates on the loans underlying our Agency RMBS;

•	the availability and terms of financing;

•	changes in the market value of our assets, including from changes in net interest spreads, and changes in market liquidity or depth;

•	the effectiveness of our risk mitigation strategies;

•	conditions in the market for Agency RMBS and other mortgage securities;

•	legislative or regulatory changes that affect our status as a REIT, our exemption from the Investment Company Act of 1940 or the mortgage markets in which we participate; and

•	other risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K.
Forward-looking statements speak only as of the date made, and we do not assume any duty and do not undertake to update forward-looking statements. A further discussion of risks and uncertainties that could cause actual results to differ from any of our forward-looking statements is included in our most recent Annual Report on Form 10-K and this document under Item 1A. Risk Factors.  We caution readers not to place undue reliance on our forward-looking statements.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of March 31, 2020 and December 31, 2019 should interest rates go up or down by 50, 75 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2020 and December 31, 2019.
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

Interest Rate Sensitivity [1,2]
	March 31, 2020		December 31, 2019
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	—%	+0.1%	-0.5%	-6.0%
-75 Basis Points	+0.2%	+2.9%	-0.3%	-3.0%
-50 Basis Points	+0.3%	+3.3%	-0.1%	-0.9%
+50 Basis Points	-0.2%	-2.6%	-0.4%	-4.7%
+75 Basis Points	-0.5%	-5.9%	-0.8%	-9.1%
+100 Basis Points	-0.9%	-10.3%	-1.3%	-14.8%
________________________________

1.
Derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes. Interest rates are floored at 0% in down rate scenarios.
Prepayment Risk
Prepayment risk is the risk that our assets will be repaid at a faster rate than anticipated. Interest rates and numerous other factors affect the rate of prepayments, such as housing prices, general economic conditions, loan age, size and loan-to-value ratios, and GSE buyouts of delinquent loans underlying our securities among. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.
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
As of March 31, 2020 and December 31, 2019, our investment securities (excluding TBAs) had a weighted average projected CPR of 14.5% and 10.8%, respectively, and a weighted average yield of 2.93% and 3.07%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 50, 75 and 100 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments from prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	March 31, 2020		December 31, 2019
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	19.5%	2.67%	20.3%	2.73%
-75 Basis Points	18.6%	2.70%	17.7%	2.82%
-50 Basis Points	17.4%	2.76%	15.0%	2.90%
Actual as of Period End	14.5%	2.93%	10.8%	3.07%
+50 Basis Points	11.4%	3.03%	8.1%	3.12%
+75 Basis Points	10.3%	3.08%	7.5%	3.15%
+100 Basis Points	9.4%	3.12%	6.8%	3.16%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of March 31, 2020 and December 31, 2019 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.5 and 5.0 years as of March 31, 2020 and December 31, 2019, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	March 31, 2020		December 31, 2019
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.3%	+27.1%	+2.5%	+28.0%
-25 Basis Points	+1.1%	+13.6%	+1.2%	+14.0%
-10 Basis Points	+0.5%	+5.4%	+0.5%	+5.6%
+10 Basis Points	-0.5%	-5.4%	-0.5%	-5.6%
+25 Basis Points	-1.1%	-13.6%	-1.2%	-14.0%
+50 Basis Points	-2.3%	-27.1%	-2.5%	-28.0%
________________________________

1.
Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.

2.	Includes the effect of derivatives and other securities used for hedging purposes.
Liquidity Risk
Our liquidity risk principally arises from financing long-term fixed rate assets with shorter-term variable rate borrowings.  Future borrowings are dependent upon the willingness of lenders to finance our investments, lender collateral requirements and the lenders’ determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates and liquidity conditions within the commercial banking and mortgage finance industries.
As of March 31, 2020, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of March 31, 2020, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 6% of our tangible stockholders' equity and less than 1% of tangible stockholders' equity related to our interest rate swap and swaption agreements.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
Changes in Internal Control over Financial Reporting
There have been no changes in our "internal control over financial reporting" (as defined in Rule 13a-15(f) of the Exchange Act) that occurred during the last fiscal quarter that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

PART II. OTHER INFORMATION
Item 1. Legal Proceedings
Neither we, nor any of our consolidated subsidiaries, are currently subject to any material litigation nor, to our knowledge, is any litigation threatened against us or any consolidated subsidiary, in each case, that is expected to have a material adverse effect on our business, financial condition or operations. You may refer to Part I. Item 3 of our 2019 Form 10-K concerning the resolution and dismissal of litigation involving the Company.
Item 1A. Risk Factors
Except provided below, there have been no material updates to the risk factors previously disclosed in our 2019 Form 10-K. The following supplement should be read in conjunction with the "Risk Factors" identified in Part I, Item 1A of our 2019 Form 10-K.
The risks we face could materially adversely affect our business, results of operations, financial condition, liquidity and tangible net book value, and could cause our actual results to differ materially from our past results or the results contemplated by any forward-looking statements we make. The risks described in this report and our 2019 Form 10-K are not the only risks we face. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
The economic and financial market turbulence resulting from the COVID-19 pandemic (the "Pandemic") has adversely affected our financial results and financial position and could continue to negatively impact our business.
The rapid global outbreak of COVID-19, a respiratory disease caused by a novel coronavirus, has led to substantial financial market volatility and has significantly adversely affected both the U.S. and global economies. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on, March 13, 2020, President Trump declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 outbreak in the United States has resulted in stay-at-home orders, school closures and widespread business shutdowns across the country. These shutdowns and other reductions in business activity have resulted in a contraction of U.S. GDP for the first quarter of 2020 and substantially increased current and projected unemployment levels. While the U.S. federal government and the Federal Reserve (the "Fed") have taken actions to reduce the negative economic impact of the Pandemic, as described in our Executive Overview-Trends and Recent Market Impacts, the extent to which these actions will mitigate the short-term and long-term negative impacts of the Pandemic on the U.S. economy, financial markets and our business is unclear, and the drop in the level of U.S. economic activity from these events could be sustained. The sudden and dramatic change to U.S. and global economic activity due to the Pandemic has resulted in severe financial market dislocations, varying degrees of illiquidity among fixed income assets, and a significant increase in market volatility, and such events may recur, persist or worsen.
The economic and financial market turbulence resulting from the Pandemic negatively impacted our results of operations and our tangible net book value during the first quarter and could continue to negatively impact our business. Each of the "Risk Factors" described in our 2019 Form 10-K could be materially impacted by conditions resulting from the Pandemic. Risks that we believe may be heightened during and following the Pandemic and related developments are described below; however, you should review each of the risk factors described in our 2019 Form 10-K carefully in light of the Pandemic and related developments.

Because the direct and indirect impacts of the Pandemic and related developments are uncertain and depend on future events, they may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks.
Model and forecast risks - The Pandemic and its impact on the U.S. and global economies, and the related governmental responses, have been unprecedented. It is difficult to assess or predict the impact of unprecedented events on our business, financial results and condition. Our forecasts and expectations relating to these developments are subject to many uncertainties and may change, perhaps substantially, from our current forecasts and expectations. Furthermore, our analytical models were not designed to incorporate the unique circumstances associated with the Pandemic and related developments. We use analytical models (both those supplied by third parties and proprietary models developed by us) and information supplied by our third-party vendors to value assets; forecast prepayment, default and foreclosure rates; and to manage risk. These predictive models are usually constructed based on historical trends, and the success of relying on such models depends heavily on the correlation between the reported historical data and future events or behavior. As such, the unprecedented economic and financial market events associated with the Pandemic reduce the ability of our models to predict future outcomes and could even render them invalid. Consequently, actual results could differ materially from our projections.
Spread and credit risks - Spread risk is an inherent component of our business and is increased by the use of leverage. Our hedging strategies are not designed to mitigate spread risk, and, thus, wider spreads negatively impact our tangible net book value. Spreads can widen due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors, nearly all of which have been impacted by the Pandemic and related developments and are likely to continue to be impacted over at least the short to intermediate term as markets continue to grapple with their effects. The unprecedented decline in interest rates, extreme market volatility, and illiquidity across the fixed income markets stemming from these developments resulted in historically wide and volatile spread movements during the first quarter of 2020. The Fed's unprecedented purchases of Agency RMBS and U.S. Treasury securities that began in March have eased conditions somewhat, but markets remain fragile. The Fed has committed its continued support of the U.S. Treasury and Agency RMBS markets and to the liquidity of repo funding markets backed by U.S. Treasury and Agency collateral. However, should the Fed fail to maintain an adequate level of support, prematurely reduce its support or stop its support altogether any number of adverse market reactions could occur, including materially wider spread movements. It is also possible that despite substantial Fed support, the funding market for Agency MBS could still deteriorate if primary dealers are unwilling to pass along the liquidity provided by the Fed to broader market participants. Additionally, an unwinding of the Fed's purchases of Agency and U.S. Treasury securities could severely disrupt the fixed income markets, resulting in interest rate volatility and wider spreads. Should any of these events occur, our tangible net book value and our financial position could be materially adversely impacted. In addition to spread risks, our investments in CRT and non-agency RMBS and CMBS are subject to credit risk, and the Pandemic and related developments may adversely impact the credit quality of those investments and result in our experiencing a loss on these investments.
Prepayment risk - The Pandemic has led to historically low interest rates. Prepayments on our investment securities typically increase when interest rates fall. An increase in prepayments can negatively impact our net interest margin and tangible net book value, which could be material. Over the near term, we anticipate that social distancing, operational headwinds and negative credit conditions arising from the Pandemic are likely to disrupt housing turnover, mortgage originations and refinance activity. These conditions could mitigate an increase in prepayment activity despite the current record low interest rates. However, the extent and duration of any such mitigation is uncertain, and prepayments could materially exceed our expectations. Furthermore, over time, we expect that prepayment activity for much of the mortgage universe will increase as these conditions abate and lenders become increasingly willing to lend. Additionally, technological advances and changes to GSE underwriting requirements, potentially implemented in part or in whole in response to the Pandemic, could lead to materially faster prepayments. It is also possible that after the extended forbearance periods offered by the GSEs, which may extend up to 12 months, borrowers may be unable to resume monthly payments leading to a larger scale of buyouts of delinquent loans from mortgage pools by the GSE's than we anticipate. Furthermore, since prepayment models were not designed to incorporate the unique circumstances associated with the Pandemic, they may be less predictive of prepayment activity, hindering our ability to accurately forecast prepayment rates.
Extension risk - The social distancing measures instituted to combat the Pandemic have resulted in curtailed or ceased activity in many parts of the economy and have raised fears that the U.S. and global economies will enter a deep and protracted recession, or even depression. These fears have led to a historic decline in interest rates; however, should the U.S. economy recover faster than anticipated, interest rates could rise rapidly. Should this occur, the duration of our mortgage portfolio could extend faster than we expect and negatively impact our net book value. Although we expect to hedge against an increase in interest rates and manage our net duration gap, we cannot guarantee that our hedges or other funding and liability management activities will adequately protect us against extension risk and, thus, our tangible net book value could be materially adversely impacted should this occur.

Hedging and interest rate risks - Our hedges are intended to limit the adverse effect of changes in interest rates on our assets and cost of funds. Hedging strategies are complex and we use analytical models to help manage our risk. Since analytical models may be less reliable given the unprecedented events stemming from the Pandemic, there is an increased risk that our hedging strategies may be less effective, or even ineffective, which could materially adversely affect our financial position and tangible net book value. There are also many uncertainties associated with the Pandemic and the short and long-term economic and fiscal tolls are difficult to predict. With interest rates at or near their zero-bound range, an actual or anticipated severe economic recession or depression could cause interest rates to fall below zero. Negative rates could result in material losses on our interest rate hedges and negatively impact our net interest margin, adversely affecting our net income and tangible net book value. Although we expect that the Fed would use all its monetary policy tools to prevent negative rates, there is no guarantee that it will do so or that it would be successful at keeping rates above zero.
Liquidity risks - Turbulent market conditions resulting from the Pandemic increase the risk of margin calls under our funding and derivative agreements. If the value of our pledged collateral or if the value of our interest rate hedges declines, we will be required to post additional collateral. Counterparties may also increase haircut levels or overall margin requirements and generally have the right to unilaterally value our collateral. Counterparties to certain agreements, such as TBA clearing agreements, may only post collateral to us up to certain limits, resulting in our inability to receive collateral when it would otherwise have been due. Certain assets, such as credit assets, may not be financeable, or haircuts and pricing for such assets could increase substantially, particularly in periods of market volatility. Lastly, to the extent we are entitled to receive collateral from counterparties, they may be unwilling or unable to return collateral in a timely manner. If conditions result in our inability to meet margin calls, we could default on our obligations and be forced to sell assets under adverse conditions. In addition, if counterparties fail to fulfill their obligations to us, we could experience a loss. We may be unable to raise additional equity capital or procure funding, at all or on favorable terms, to address liquidity or other needs.
Human capital and business resiliency risks - Since mid-March, all of our workforce has been working remotely consistent with our business continuity plan. Stay-at-home orders in effect in the states and localities where our workforce is located may be extended in whole or in part for several additional weeks or months. The strain on our workforce and our business operations caused by this shift in our operating environment may result in business interruptions, reduced productivity and other adverse impacts on our operations. While our technological systems to date have continued to function with our workforce working remotely, this telework arrangement increases the risk of technological or cybersecurity incidents that could negatively affect our business operations. This telework arrangement, the risk that our employees or their family members could contract COVID-19 and our reliance for some services and functions on third parties, which are largely working under similar conditions, could also adversely affect our ability to maintain effective controls and procedures, which could result in material errors in our reported results or disclosures that are not complete or accurate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July of 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. No shares were repurchased during the quarter ended March 31, 2020. As of March 31, 2020, we had $0.9 billion of common stock remaining available for repurchase.
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

*4.11
Form of Depositary Receipt representing 1/1,000th of a share of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.10), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.

*4.12
Deposit Agreement relating to 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated October 3, 2019, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.

*4.13
Form of Depositary Receipt representing 1/1,000th of a share of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.12), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	May 11, 2020

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 11, 2020