Form 10-Q
period 2020-06-30
AGNC Investment Corp.
filed 2020-08-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2020
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
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2020 was 555,517,135.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $69,956 and $92,608, respectively)	$75,488	$98,516
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	344	371
Credit risk transfer securities, at fair value (including pledged securities of $479 and $309, respectively)	712	976
Non-Agency securities, at fair value (including pledged securities of $511 and $0, respectively)	599	579
U.S. Treasury securities, at fair value (including pledged securities of $1,136 and $97, respectively)	1,181	97
Cash and cash equivalents	859	831
Restricted cash	1,306	451
Derivative assets, at fair value	140	190
Receivable for investment securities sold (including pledged securities of $480 and $0, respectively)	489	—
Receivable under reverse repurchase agreements	7,944	10,181
Goodwill	526	526
Other assets	265	364
Total assets	$89,853	$113,082
Liabilities:
Repurchase agreements	$69,685	$89,182
Debt of consolidated variable interest entities, at fair value	204	228
Payable for investment securities purchased	1,468	2,554
Derivative liabilities, at fair value	3	6
Dividends payable	92	104
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	7,929	9,543
Accounts payable and other liabilities	122	424
Total liabilities	79,503	102,041
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538 and $963, respectively	1,489	932
Common stock - $0.01 par value; 1,500 and 900 shares authorized, respectively; 555.5 and 540.9 shares issued and outstanding, respectively	6	5
Additional paid-in capital	14,191	13,893
Retained deficit	(6,100)	(3,886)
Accumulated other comprehensive income	764	97
Total stockholders' equity	10,350	11,041
Total liabilities and stockholders' equity	$89,853	$113,082
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest income:
Interest income	$429	$693	$920	$1,398
Interest expense	134	570	560	1,111
Net interest income	295	123	360	287
Other gain (loss), net:
Gain on sale of investment securities, net	153	132	647	192
Unrealized gain on investment securities measured at fair value through net income, net	679	759	876	1,819
Loss on derivative instruments and other securities, net	(385)	(1,438)	(3,539)	(2,438)
Total other gain (loss), net:	447	(547)	(2,016)	(427)
Expenses:
Compensation and benefits	13	11	26	21
Other operating expense	11	9	21	18
Total operating expense	24	20	47	39
Net income (loss)	718	(444)	(1,703)	(179)
Dividends on preferred stock	25	13	46	23
Net income (loss) available (attributable) to common stockholders	$693	$(457)	$(1,749)	$(202)

Net income (loss)	$718	$(444)	$(1,703)	$(179)
Unrealized gain on investment securities measured at fair value through other comprehensive income, net	203	379	667	779
Comprehensive income (loss)	921	(65)	(1,036)	600
Dividends on preferred stock	25	13	46	23
Comprehensive income (loss) available (attributable) to common stockholders	$896	$(78)	$(1,082)	$577

Weighted average number of common shares outstanding - basic	560.3	537.8	554.2	537.2
Weighted average number of common shares outstanding - diluted	560.8	537.8	554.2	537.2
Net income (loss) per common share - basic	$1.24	$(0.85)	$(3.16)	$(0.38)
Net income (loss) per common share - diluted	$1.24	$(0.85)	$(3.16)	$(0.38)
Dividends declared per common share	$0.36	$0.50	$0.84	$1.04
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, March 31, 2019	$711	536.3	$5	$13,795	$(3,467)	$(543)	$10,501
Net loss	—	—	—	—	(444)	—	(444)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	379	379
Stock-based compensation	—	0.1	—	3	—	—	3
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Preferred dividends declared	—	—	—	—	(13)	—	(13)
Common dividends declared	—	—	—	—	(270)	—	(270)
Balance, June 30, 2019	$711	547.8	$5	$13,988	$(4,194)	$(164)	$10,346

Balance, March 31, 2020	$1,489	567.7	$6	$14,334	$(6,592)	$561	$9,798
Net income	—	—	—	—	718	—	718
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	203	203
Stock-based compensation	—	—	—	4	—	—	4
Repurchase of common stock	—	(12.2)	—	(147)	—	—	(147)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(201)	—	(201)
Balance, June 30, 2020	$1,489	555.5	$6	$14,191	$(6,100)	$764	$10,350

Balance, December 31, 2018	$484	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net loss	—	—	—	—	(179)	—	(179)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	779	779
Stock-based compensation	—	0.1	—	5	—	—	5
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Issuance of preferred stock, net of offering cost	227	—	—	—	—	—	227
Preferred dividends declared	—	—	—	—	(23)	—	(23)
Common dividends declared	—	—	—	—	(559)	—	(559)
Balance, June 30, 2019	$711	547.8	$5	$13,988	$(4,194)	$(164)	$10,346

Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(1,703)	—	(1,703)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	667	667
Stock-based compensation	—	0.1	—	7	—	—	7
Issuance of preferred stock, net of offering cost	557	—	—	—	—	—	557
Issuance of common stock, net of offering cost	—	26.7	1	438	—	—	439
Repurchase of common stock	—	(12.2)	—	(147)	—	—	(147)
Preferred dividends declared	—	—	—	—	(46)	—	(46)
Common dividends declared	—	—	—	—	(465)	—	(465)
Balance, June 30, 2020	$1,489	555.5	$6	$14,191	$(6,100)	$764	$10,350
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2020	2019
Operating activities:
Net loss	$(1,703)	$(179)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	607	325
Stock-based compensation	7	5
Gain on sale of investment securities, net	(647)	(192)
Unrealized gain on investment securities measured at fair value through net income, net	(876)	(1,819)
Loss on derivative instruments and other securities, net	3,539	2,438
(Increase) decrease in other assets	59	(36)
Increase (decrease) in accounts payable and other accrued liabilities	(210)	22
Net cash provided by operating activities	776	564
Investing activities:
Purchases of Agency mortgage-backed securities	(39,715)	(23,963)
Purchases of credit risk transfer and non-Agency securities	(396)	(904)
Proceeds from sale of Agency mortgage-backed securities	54,967	12,186
Proceeds from sale of credit risk transfer and non-Agency securities	536	852
Principal collections on Agency mortgage-backed securities	7,867	4,772
Principal collections on credit risk transfer and non-Agency securities	49	14
Payments on U.S. Treasury securities	(19,793)	(22,535)
Proceeds from U.S. Treasury securities	16,206	7,122
Net proceeds from reverse repurchase agreements	2,270	13,219
Net payments on derivative instruments	(2,682)	(1,539)
Net cash provided by (used in) investing activities	19,309	(10,776)
Financing activities:
Proceeds from repurchase arrangements	2,166,205	1,904,071
Payments on repurchase agreements	(2,185,702)	(1,893,522)
Payments on debt of consolidated variable interest entities	(29)	(28)
Net proceeds from preferred stock issuances	557	227
Net proceeds from common stock issuances	439	190
Payments for common stock repurchases	(147)	—
Cash dividends paid	(525)	(587)
Net cash provided by (used in) financing activities	(19,202)	10,351
Net change in cash, cash equivalents and restricted cash	883	139
Cash, cash equivalents and restricted cash at beginning of period	1,282	1,520
Cash, cash equivalents and restricted cash at end of period	$2,165	$1,659
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair in net income as a component of other gain (loss). Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for any of the periods presented in our consolidated financial statements.
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

Note 4. Investment Securities
As of June 30, 2020 and December 31, 2019, our investment portfolio consisted of $77.1 billion and $100.4 billion of investment securities, at fair value, respectively, and $20.5 billion and $7.4 billion of net TBA securities, at fair value, respectively. Our net TBA position is reported at its net carrying value of $130 million and $25 million as of June 30, 2020 and December 31, 2019, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of June 30, 2020 and December 31, 2019, our investment securities had a net unamortized premium balance of $2.9 billion and $3.1 billion, respectively.

The following tables summarize our investment securities as of June 30, 2020 and December 31, 2019, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	June 30, 2020		December 31, 2019
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$71,885	$75,165	$96,375	$98,074
Adjustable rate	109	112	160	163
CMO	365	381	441	447
Interest-only and principal-only strips	128	155	146	164
Multifamily	17	19	37	39
Total Agency RMBS	72,504	75,832	97,159	98,887
Non-Agency RMBS	221	222	198	209
CMBS	361	377	352	370
CRT securities	742	712	961	976
Total investment securities	$73,828	$77,143	$98,670	$100,442

	June 30, 2020
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$11,774	$4,147	$16	$—	$—	$—	$15,937
Unamortized discount	(6)	(1)	—	—	—	—	(7)
Unamortized premium	538	211	—	—	—	—	749
Amortized cost	12,306	4,357	16	—	—	—	16,679
Gross unrealized gains	581	183	1	—	—	—	765
Gross unrealized losses	(1)	—	—	—	—	—	(1)
Total available-for-sale securities, at fair value	12,886	4,540	17	—	—	—	17,443
Securities remeasured at fair value through earnings:
Par value	32,084	21,537	4	229	357	730	54,941
Unamortized discount	(22)	(2)	—	(10)	(2)	(6)	(42)
Unamortized premium	1,323	898	—	4	7	18	2,250
Amortized cost	33,385	22,433	4	223	362	742	57,149
Gross unrealized gains	1,471	1,103	—	8	23	3	2,608
Gross unrealized losses	(4)	(3)	—	(9)	(8)	(33)	(57)
Total securities remeasured at fair value through earnings	34,852	23,533	4	222	377	712	59,700
Total securities, at fair value	$47,738	$28,073	$21	$222	$377	$712	$77,143
Weighted average coupon as of June 30, 2020	3.65%	3.80%	3.80%	4.15%	4.20%	3.46%	3.71%
Weighted average yield as of June 30, 2020 [1]	2.60%	2.68%	2.23%	4.01%	4.11%	2.94%	2.64%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 16.6% based on forward rates as of June 30, 2020.

	December 31, 2019
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$14,301	$4,762	$18	$—	$—	$—	$19,081
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	711	276	—	—	—	—	987
Amortized cost	15,002	5,036	18	—	—	—	20,056
Gross unrealized gains	142	29	1	—	—	—	172
Gross unrealized losses	(50)	(25)	—	—	—	—	(75)
Total available-for-sale securities, at fair value	15,094	5,040	19	—	—	—	20,153
Securities remeasured at fair value through earnings:
Par value	45,106	29,881	—	208	348	937	76,480
Unamortized discount	(68)	(2)	—	(10)	(3)	(2)	(85)
Unamortized premium	1,218	967	—	1	7	26	2,219
Amortized cost	46,256	30,846	—	199	352	961	78,614
Gross unrealized gains	991	691	—	10	19	18	1,729
Gross unrealized losses	(32)	(18)	—	—	(1)	(3)	(54)
Total securities remeasured at fair value through earnings	47,215	31,519	—	209	370	976	80,289
Total securities, at fair value	$62,309	$36,559	$19	$209	$370	$976	$100,442
Weighted average coupon as of December 31, 2019	3.62%	3.75%	3.77%	4.05%	4.49%	5.07%	3.68%
Weighted average yield as of December 31, 2019 [1]	3.03%	3.09%	2.08%	4.39%	4.38%	4.05%	3.07%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.8% based on forward rates as of December 31, 2019.
As of June 30, 2020 and December 31, 2019, our investments in CRT and non-Agency securities had the following credit ratings:

	June 30, 2020			December 31, 2019
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$34	$—	$—	$43
AA	—	69	223	—	81	214
A	—	32	31	13	25	34
BBB	99	80	59	67	71	69
BB	244	26	30	471	21	10
B	251	5	—	308	4	—
Not Rated	118	10	—	117	7	—
Total	$712	$222	$377	$976	$209	$370
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of June 30, 2020 and December 31, 2019, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 16.6% and 10.8%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2020 and December 31, 2019 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2020				December 31, 2019
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$2,713	$2,686	3.48%	1.88%	$2,671	$2,654	3.54%	2.61%
> 3 years and ≤ 5 years	43,494	41,853	3.70%	2.53%	10,822	10,563	3.85%	3.20%
> 5 years and ≤10 years	30,864	29,210	3.73%	2.88%	86,492	85,002	3.67%	3.07%
> 10 years	72	79	4.33%	3.39%	457	451	3.31%	3.06%
Total	$77,143	$73,828	3.71%	2.64%	$100,442	$98,670	3.68%	3.07%
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2020 and December 31, 2019 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2020	$—	$—	$22	$(1)	$22	$(1)
December 31, 2019	$1,653	$(12)	$6,984	$(63)	$8,637	$(75)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2020 and 2019 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2020			2019
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(1,278)	$(4,472)	$(5,750)	$(366)	$(7,769)	$(8,135)
Proceeds from investment securities sold [1]	1,317	4,586	5,903	361	7,906	8,267
Net gain (loss) on sale of investment securities	$39	$114	$153	$(5)	$137	$132

Gross gain on sale of investment securities	$39	$129	$168	$—	$138	$138
Gross loss on sale of investment securities	—	(15)	(15)	(5)	(1)	(6)
Net gain (loss) on sale of investment securities	$39	$114	$153	$(5)	$137	$132

	Six Months Ended June 30,
	2020			2019
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(1,433)	$(53,912)	$(55,345)	$(705)	$(12,331)	$(13,036)
Proceeds from investment securities sold [1]	1,473	54,519	55,992	696	12,532	13,228
Net gain (loss) on sale of investment securities	$40	$607	$647	$(9)	$201	$192

Gross gain on sale of investment securities	$40	$696	$736	$—	$204	$204
Gross loss on sale of investment securities	—	(89)	(89)	(9)	(3)	(12)
Net gain (loss) on sale of investment securities	$40	$607	$647	$(9)	$201	$192
  ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 10 for a summary of changes in accumulated OCI.

Note 5. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2020, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
As of June 30, 2020 and December 31, 2019, we had $69.7 billion and $89.2 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2020 and December 31, 2019 (dollars in millions):

	June 30, 2020			December 31, 2019
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$44,718	0.30%	11	$56,664	2.19%	10
> 1 to ≤ 3 months	10,132	0.32%	50	20,761	2.01%	53
> 3 to ≤ 6 months	2,585	0.25%	103	5,683	2.19%	100
> 6 to ≤ 9 months	6,690	1.43%	195	1,500	2.66%	182
> 9 to ≤ 12 months	5,041	0.32%	308	2,152	2.41%	351
> 12 to ≤ 24 months	—	—%	—	625	2.38%	411
> 24 to ≤ 36 months	—	—%	—	1,700	2.45%	833
Total Agency repo	69,166	0.41%	60	89,085	2.17%	55
U.S. Treasury repo:
> 1 day to ≤ 1 month	519	0.12%	1	97	1.63%	2
Total	$69,685	0.41%	59	$89,182	2.17%	55
As of June 30, 2020 and December 31, 2019, $13.0 billion and $17.0 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of June 30, 2020, we had $1.5 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 1 day and a weighted average interest rate of 0.30%. As of December 31, 2019, we had $4.5 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 12 days and a weighted average interest rate of 1.60%. As of June 30, 2020 and December 31, 2019, 48% and 40%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 47% and 38% of our repurchase agreement funding outstanding as of June 30, 2020 and December 31, 2019, respectively.
During the three and six months ended June 30, 2020, we terminated $3.7 billion of repurchase agreements with a weighted average interest rate of 2.11% and a weighted average remaining maturity of 2.2 years. The terminated agreements were replaced with shorter duration repurchase agreements at lower prevailing market rates. We recognized losses on debt extinguishment of $146 million in other gain (loss), net for the three and six months ended June 30, 2020 associated with the terminated repurchase agreements. We did not terminate any repurchase agreements during the prior year periods.
Reverse Repurchase Agreements
As of June 30, 2020 and December 31, 2019, we had $7.9 billion and $10.2 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $7.9 billion and $9.5 billion, respectively. As of June 30, 2020 and December 31, 2019, $4.3 billion and $5.4 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2020 and December 31, 2019 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2020	December 31, 2019
Interest rate swaps	Derivative assets, at fair value	$—	$21
Swaptions	Derivative assets, at fair value	6	126
TBA securities	Derivative assets, at fair value	130	29
U.S. Treasury futures - short	Derivative assets, at fair value	—	14
Other	Derivative assets, at fair value	4	—
Total derivative assets, at fair value		$140	$190

Interest rate swaps	Derivative liabilities, at fair value	$—	$(2)
TBA securities	Derivative liabilities, at fair value	—	(4)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(3)	—
Total derivative liabilities, at fair value		$(3)	$(6)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$1,181	$97
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(7,929)	(9,543)
Total U.S. Treasury securities, net at fair value		$(6,748)	$(9,446)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2020 and December 31, 2019 (dollars in millions):

	June 30, 2020				December 31, 2019
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$8,500	0.24%	0.21%	2.4	$59,700	1.30%	1.58%	1.6
> 3 to ≤ 5 years	16,500	0.20%	0.08%	4.3	9,850	1.17%	1.55%	3.8
> 5 to ≤ 7 years	12,950	0.56%	0.14%	6.2	5,650	1.34%	1.70%	6.4
> 7 to ≤ 10 years	3,150	0.78%	0.08%	8.6	2,850	1.36%	1.58%	8.9
> 10 years	975	1.30%	0.16%	15.7	1,025	1.64%	1.78%	15.4
Total	$42,075	0.39%	0.13%	5.1	$79,075	1.29%	1.59%	2.7

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	June 30, 2020	December 31, 2019
OIS	79%	86%
SOFR	16%	3%
3M LIBOR	5%	11%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
June 30, 2020
≤ 1 year	$150	$2	6	$7,850	2.29%	9.4
> 1 year ≤ 2 years	25	4	16	1,500	1.85%	10.0
Total	$175	$6	7	$9,350	2.22%	9.5

December 31, 2019
≤ 1 year	$123	$80	8	$5,650	2.26%	9.3
> 1 year ≤ 2 years	53	46	16	3,200	2.50%	10.0
Total	$176	$126	11	$8,850	2.34%	9.5
________________________________
1.As of June 30, 2020 and December 31, 2019, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of June 30, 2020, 79% and 21% of the underlying swap receive rates were tied to 3-Month LIBOR and SOFR, respectively, and, as of December 31, 2019, 100% of the underlying payer swap receive rates were tied to 3-Month LIBOR.

U.S. Treasury Securities	June 30, 2020			December 31, 2019
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$(477)	$(444)	$(434)	$95	$95	$97
7 years	(1,008)	(1,007)	(1,020)	—	—	—
10 years	(4,630)	(4,816)	(5,294)	(9,224)	(9,329)	(9,543)
Total U.S. Treasury securities	$(6,115)	$(6,267)	$(6,748)	$(9,129)	$(9,234)	$(9,446)
________________________________
1.As of June 30, 2020 and December 31, 2019, short U.S. Treasury securities had a weighted average yield of 1.33% and 2.19%, respectively, and long U.S. Treasury securities had a weighted average yield of 0.61% and 2.21%, respectively.

U.S. Treasury Futures	June 30, 2020				December 31, 2019
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,000)	$(1,389)	$(1,392)	$(3)	$(1,000)	$(1,298)	$(1,284)	$14
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2020				December 31, 2019
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
2.5%	$7,296	$7,522	$7,557	$35	$805	$811	$812	$1
3.0%	75	79	79	—	1,059	1,083	1,086	3
3.5%	—	—	—	—	241	250	250	—
4.0%	—	—	—	—	75	78	78	—
Total 15-Year TBA securities	7,371	7,601	7,636	35	2,180	2,222	2,226	4
30-Year TBA securities:
≤ 2.5%	10,758	11,091	11,187	96	—	—	—	—
3.0%	908	951	955	4	5,008	5,052	5,073	21
3.5%	99	105	104	(1)	1,226	1,259	1,261	2
4.0%	624	665	661	(4)	(1,507)	(1,565)	(1,568)	(3)
≥ 4.5%	—	—	—	—	415	436	437	1
Total 30-Year TBA securities, net	12,389	12,812	12,907	95	5,142	5,182	5,203	21
Total TBA securities, net	$19,760	$20,413	$20,543	$130	$7,322	$7,404	$7,429	$25
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

Gain (Loss) From Derivative Instruments and Other Securities, Net
        The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2020 and 2019 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2020:
TBA securities, net	$20,279	75,186	(75,705)	$19,760	$220
Interest rate swaps - payer	$46,475	25,750	(30,150)	$42,075	(379)
Payer swaptions	$9,550	—	(200)	$9,350	(14)
U.S. Treasury securities - short position	$(4,245)	(4,187)	1,185	$(7,247)	(60)
U.S. Treasury securities - long position	$3,569	550	(2,987)	$1,132	4
U.S. Treasury futures contracts - short position	$(1,000)	(1,000)	1,000	$(1,000)	(8)
					$(237)
Three months ended June 30, 2019:
TBA securities, net	$6,822	27,859	(23,638)	$11,043	$163
Interest rate swaps	$48,175	65,000	(38,225)	$74,950	(1,019)
Payer swaptions	$2,550	2,650	(800)	$4,400	(25)
U.S. Treasury securities - short position	$(18,735)	(2,536)	14,026	$(7,245)	(505)
U.S. Treasury securities - long position	$120	1,018	(4)	$1,134	6
U.S. Treasury futures contracts - short position	$(1,650)	(1,650)	1,650	$(1,650)	(57)
					$(1,437)

Six months ended June 30, 2020:
TBA securities, net	$7,322	112,936	(100,498)	$19,760	$913
Interest rate swaps - payer	$79,075	75,725	(112,725)	$42,075	(3,174)
Payer swaptions	$8,850	2,000	(1,500)	$9,350	(148)
U.S. Treasury securities - short position	$(9,224)	(10,232)	12,209	$(7,247)	(997)
U.S. Treasury securities - long position	$95	7,011	(5,974)	$1,132	101
U.S. Treasury futures contracts - short position	$(1,000)	(2,000)	2,000	$(1,000)	(112)
					$(3,417)
Six months ended June 30, 2019:
TBA securities, net	$7,152	46,301	(42,410)	$11,043	$246
Interest rate swaps	$51,625	70,350	(47,025)	$74,950	(1,615)
Payer swaptions	$3,500	2,650	(1,750)	$4,400	(52)
U.S. Treasury securities - short position	$(21,345)	(7,306)	21,406	$(7,245)	(930)
U.S. Treasury securities - long position	$45	1,423	(334)	$1,134	6
U.S. Treasury futures contracts - short position	$(1,650)	(3,300)	3,300	$(1,650)	(88)
					$(2,433)
________________________________
1.Amounts exclude $146 million of losses on debt extinguishment for the three and six months ended June 30, 2020 (see Note 5) and other miscellaneous gains and losses for all periods presented recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
As of June 30, 2020, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 3% of our tangible stockholders' equity (measured as the excess of the value of collateral pledged over the amount of our repurchase liabilities). As of June 30, 2020, approximately 11% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2020 and December 31, 2019 (in millions):

	June 30, 2020
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$70,357	$344	$—	$176	$70,877
CRT - fair value	490	—	—	—	490
Non-Agency - fair value	514	—	—	—	514
U.S. Treasury securities - fair value	668	—	468	—	1,136
Accrued interest on pledged securities	203	1	2	—	206
Restricted cash	658	—	648	—	1,306
Total	$72,890	$345	$1,118	$176	$74,529

	December 31, 2019
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$92,142	$371	$404	$206	$93,123
CRT - fair value	309	—	—	—	309
U.S. Treasury securities - fair value	453	—	—	28	481
Accrued interest on pledged securities	267	1	1	1	270
Restricted cash	111	—	340	—	451
Total	$93,282	$372	$745	$235	$94,634
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $111 million and $144 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2020 and December 31, 2019, respectively.
3.Includes margin for TBAs cleared through prime brokers and other clearing deposits.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2020 and December 31, 2019 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	June 30, 2020			December 31, 2019
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$46,347	$44,231	$131	$56,990	$55,951	$167
> 30 and ≤ 60 days	7,659	7,308	22	14,410	14,114	42
> 60 and ≤ 90 days	2,953	2,838	8	7,637	7,536	20
> 90 days	15,070	14,447	42	13,510	13,286	38
Total	$72,029	$68,824	$203	$92,547	$90,887	$267
________________________________
1.Includes $111 million and $144 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2020 and December 31, 2019, respectively.
2.Excludes $357 million of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2019.
Assets Pledged from Counterparties
As of June 30, 2020 and December 31, 2019, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2020				December 31, 2019
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$7,931	$—	$8	$7,939	$10,099	$—	$1	$10,100
Cash	—	7	17	24	—	116	—	116
Total	$7,931	$7	$25	$7,963	$10,099	$116	$1	$10,216
________________________________
1.As of June 30, 2020 and December 31, 2019, $0 million and $357 million, respectively, of U.S. Treasury securities received from counterparties were repledged as collateral and $7.9 billion and $9.5 billion, respectively, were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2020 and December 31, 2019 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2020
Interest rate swap and swaption agreements, at fair value [1]	$6	$—	$6	$—	$(6)	$—
TBA securities, at fair value	130	—	130	—	—	130
Receivable under reverse repurchase agreements	7,944	—	7,944	(6,082)	(1,862)	—
Total	$8,080	$—	$8,080	$(6,082)	$(1,868)	$130

December 31, 2019
Interest rate swap and swaption agreements, at fair value [1]	$147	$—	$147	$(2)	$(116)	$29
TBA securities, at fair value	29	—	29	(4)	—	25
Receivable under reverse repurchase agreements	10,181	—	10,181	(9,852)	(329)	—
Total	$10,357	$—	$10,357	$(9,858)	$(445)	$54

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2020
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	—	—	—	—	—	—
Repurchase agreements	69,685	—	69,685	(6,082)	(63,604)	(1)
Total	$69,685	$—	$69,685	$(6,082)	$(63,604)	$(1)

December 31, 2019
Interest rate swap agreements, at fair value [1]	$2	$—	$2	$(2)	$—	$—
TBA securities, at fair value	4	—	4	(4)	—	—
Repurchase agreements	89,182	—	89,182	(9,852)	(79,330)	—
Total	$89,188	$—	$89,188	$(9,858)	$(79,330)	$—

________________________________
1.Reported under derivative assets / liabilities, at fair value in the accompanying consolidated balance sheets. Refer to Note 6 for a reconciliation of derivative assets / liabilities, at fair value to their sub-components.
2.Includes cash and securities pledged / received as collateral, at fair value. Amounts include repledged collateral. Amounts presented are limited to collateral pledged sufficient to reduce the net amount to zero for individual counterparties, as applicable.

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
The three levels of valuation hierarchy are defined as follows:
•Level 1 Inputs —Quoted prices (unadjusted) for identical unrestricted assets and liabilities in active markets that are accessible at the measurement date.
•Level 2 Inputs —Quoted prices for similar assets and liabilities in active markets; quoted prices for identical or similar instruments in markets that are not active; and model-derived valuations whose inputs are observable or whose significant value drivers are observable.
•Level 3 Inputs —Instruments with primarily unobservable market data that cannot be corroborated.
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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2020 and December 31, 2019, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	June 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$75,488	$—	$—	$98,516	$—
Agency securities transferred to consolidated VIEs	—	344	—	—	371	—
Credit risk transfer securities	—	712	—	—	976	—
Non-Agency securities	—	599	—	—	579	—
U.S. Treasury securities	1,181	—	—	97	—	—
Interest rate swaps	—	—	—	—	21	—
Swaptions	—	6	—	—	126	—
TBA securities	—	130	—	—	29	—
U.S. Treasury futures	—	—	—	14	—	—
Other	—	4	—	—	—	—
Total	$1,181	$77,283	$—	$111	$100,618	$—
Liabilities:
Debt of consolidated VIEs	$—	$204	$—	$—	$228	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	7,929	—	—	9,543	—	—
Interest rate swaps	—	—	—	—	2	—
TBA securities	—	—	—	—	4	—
U.S. Treasury futures	3	—	—	—	—	—
Total	$7,932	$204	$—	$9,543	$234	$—
Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of June 30, 2020 and December 31, 2019, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of June 30, 2020 and December 31, 2019 due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Weighted average number of common shares issued and outstanding	559.1	537.4	553.3	536.9
Weighted average number of fully vested restricted stock units outstanding	1.2	0.4	0.9	0.3
Weighted average number of common shares outstanding - basic	560.3	537.8	554.2	537.2
Weighted average number of dilutive unvested restricted stock units outstanding	0.5	—	—	—
Weighted average number of common shares outstanding - diluted	560.8	537.8	554.2	537.2
Net income (loss) available (attributable) to common stockholders	$693	$(457)	$(1,749)	$(202)
Net income (loss) per common share - basic	$1.24	$(0.85)	$(3.16)	$(0.38)
Net income (loss) per common share - diluted	$1.24	$(0.85)	$(3.16)	$(0.38)
For the six months ended June 30, 2020, 0.8 million and, for the three and six months ended June 30, 2019, 0.6 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 10. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of June 30, 2020, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). During February 2020, we issued $575 million, or 23,000 shares, of 6.125% Series F Preferred Stock, for net proceeds of $557 million. As of June 30, 2020, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding, with an aggregate carrying value of $1,489 million and aggregate liquidation preference of $1,538 million. Each share of preferred stock is represented by 1,000 depositary shares.
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of June 30, 2020 (dollars and shares in millions):

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
________________________________
1.Fixed-to-floating rate redeemable preferred stock accrue dividends at an annual fixed rate of the $25.00 liquidation preference per depositary share from the issuance date up to, but not including, the fixed-to-floating rate conversion date; thereafter, dividends will accrue on a floating rate basis equal to 3-month LIBOR plus a fixed spread.
2.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.

At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the six months ended June 30, 2020, we sold 26.7 million shares of our common stock under the sales agreements for proceeds of $439 million, or $16.46 per common share, net of offering costs. As of June 30, 2020, shares of our common stock with an aggregate offering price of $26 million remained authorized for issuance under this program through June 14, 2021.
Common Stock Repurchase Program
From time-to-time we are authorized by our Board of Directors to repurchase shares of our common stock under certain conditions. In July 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. During the three and six months ended June 30, 2020, we repurchased 12.2 million shares, or $147 million, of our common stock for an average repurchase price of $11.99 per common share, inclusive of transaction costs. As of June 30, 2020, we had $750 million of common stock remaining available for repurchase.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2020	2019	2020	2019
Beginning Balance	$561	$(543)	$97	$(943)
OCI before reclassifications	242	374	707	770
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	(39)	5	(40)	9
Ending Balance	$764	$(164)	$764	$(164)

Note 11. Subsequent Events
Common Stock Dividend Declaration
On July 9, 2020, our Board of Directors declared a monthly dividend of $0.12 per common share payable on August 11, 2020 to common stockholders of record as of July 31, 2020.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2020. Our MD&A is presented in six sections:
•Executive Overview
•Financial Condition
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Forward-Looking Statements
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

Trends and Recent Market Impacts
On March 11, 2020, the World Health Organization declared COVID-19 a global pandemic (the "Pandemic"), with President Trump declaring the health crisis a national emergency shortly thereafter on March 13, 2020. Stay-at-home orders, school closures and widespread business shutdowns adversely affected worldwide economies and sparked concerns that containment measures could lead to severe unemployment and a contraction of U.S. gross domestic product output at rates not experienced since the Great Depression. The ensuing financial market turmoil had a material negative impact on our business and financial results for the first quarter, resulting in a first quarter economic loss on our tangible common equity of -20.2%.
Market conditions improved considerably during the second quarter, as unprecedented monetary and fiscal stimulus drove a broad rebound in most asset categories. Market liquidity improved substantially after declining to unprecedented levels in March. Equity markets retraced much of their March decline, and credit spreads for most fixed income products recovered a substantial portion of their first quarter widening.

Since the peak of the financial crisis in March, the Federal Reserve’s ongoing purchases of Agency RMBS have been supportive of the Agency mortgage market. The performance of Agency RMBS, however, was somewhat mixed during the second quarter. Lower coupon generic Agency RMBS outperformed higher coupon generic securities, with the latter being negatively impacted by elevated prepayment concerns. Meanwhile, specified Agency RMBS significantly outperformed generic securities as specified pool "pay-up" values recovered a substantial portion of their March decline, which was the primary driver of the increase in our tangible net book value for the second quarter. For the second quarter, our tangible net book value increased 9.5% to $14.92 per common share as of June 30, 2020, from $13.62 per common share as of March 31, 2020. Including dividends per common share, our economic return on tangible common equity was 12.2% for the second quarter.
After a steep drop in rates during the first quarter, interest rate volatility was muted during the second quarter. The 10-year U.S. Treasury rate ended the second quarter nearly unchanged from March 31, 2020, while the short end of the yield curve shifted lower as the U.S. Federal Reserve communicated its intention to hold the federal funds rate near zero for several years.
Contrary to earlier expectations and despite widespread Pandemic related lockdowns and social distancing measures, refinancing activity and housing turnover were robust during the second quarter and led to a significant increase in prepayment rates for the quarter. Our weighted average portfolio CPR increased to 19.9% for the second quarter, compared to 12.2% for the first quarter, while our weighted average projected CPR for the remaining life of our securities increased to 16.6% as of June 30, 2020, from 14.5% as of March 31, 2020 and 10.8% as of December 31, 2019, as mortgage rates declined to historically low levels during the quarter.
During the second quarter, we reduced our holdings of higher quality specified pools after their relative outperformance earlier in the quarter and we reduced our holdings of higher coupon, generic RMBS in favor of lower coupon, new production Agency RMBS. We also shifted a larger portion of our holdings from 30-year to 15-year fixed rate Agency RMBS. As of June 30, 2020, the weighted average coupon on our fixed rate securities, inclusive of TBA securities, was 3.40%, compared to 3.62% as of March 31, 2020 and 3.60% as of December 31, 2019. Additionally, the combination of heavy origination volume and large-scale Fed purchases during the second quarter favored the TBA dollar roll market. With implied financing rates in the dollar roll market well below comparable repo levels for most coupons, we increased our average TBA position to $15.7 billion for the second quarter, from $7.5 billion for the first quarter. As of June 30, 2020, our net TBA position totaled $20.5 billion.
The repo markets continued to perform very well during the second quarter. The Fed’s open market repo operations, strong demand for Agency RMBS collateral and the Fed’s apparent willingness to keep the fed funds rate near the zero bound range, have led to a meaningful repricing of repo across all tenors. As a result, our weighted average repo rate for the second quarter declined to 0.766% from 1.80% for the first quarter, and our weighted average repo rate as of June 30, 2020 declined to 0.41%, as an increasing portion of our repo have reset to lower prevailing rates.
With our near-term hedging requirements somewhat lower given the shorter duration of our assets and muted interest rate volatility, our interest rate hedge position decreased to 66% of our funding liabilities, inclusive of our net TBA position (at cost), as of June 30, 2020, compared to 70% as of March 31, 2020 and 102% as of December 31, 2019. With swap rates declining to historically low levels, we have also continued to adjust the composition of our interest rate swap portfolio, terminating shorter-term swaps and replacing them with longer-dated swaps. The average pay rate on our interest rate swaps decreased to 0.39% as of June 30, 2020, from 0.94% as of March 31, 2020 and 1.29% as of December 31, 2019, while the average maturity of our interest rate swap portfolio increased to 5.1 years as of June 30, 2020, from 4.5 years as of March 31, 2020 and 2.7 years as of December 31, 2019. Our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of interest rate hedges, was -0.1 year as of June 30, 2020, compared to 0.0 and 0.4 years, as of March 31, 2020 and December 31, 2019, respectively.
Our aggregate cost of funds for the second quarter, inclusive of TBA implied financing rates and interest rate swaps, decreased to 0.88%, from 1.67% for the first quarter, more than offsetting lower asset yields. Our net interest spread, inclusive of TBAs and swaps and excluding catch-up premium amortization, increased to 1.68% for the second quarter, from 1.30% for the first quarter. The improvement in our net interest margin offset the decline in our average portfolio balance and tangible leverage for the second quarter, driving the slight increase in our net spread and dollar roll income to $0.58 per common share for the second quarter, excluding catch-up amortization, compared to $0.57 per common share for the first quarter.
Our average leverage for the second quarter declined to 8.8x tangible equity, compared to 9.9x for the first quarter. As of June 30, 2020, our leverage was 9.2x tangible equity, compared to 9.4x as of March 31, 2020 and December 31, 2019. Following the actions we took during the first quarter to prioritize liquidity and risk management, our liquidity position remained strong during the second quarter with cash and unencumbered Agency RMBS totaling $4.5 billion as of June 30, 2020, which excludes unencumbered CRT and non-Agency securities as well as assets held at our broker-dealer subsidiary Bethesda Securities, LLC.

As we look ahead, we believe liquidity concerns during the first quarter have given way to fundamental performance metrics. Although prepayments are likely to somewhat negatively impact earnings, the broad availability of funding at rates near zero and muted interest rate volatility are positives for our business, and we expect the earnings environment for Agency RMBS to remain favorable for the foreseeable future despite the ongoing economic uncertainties associated with the COVID-19 pandemic. Nonetheless, longer-term risks remain, and you should carefully review our Risk Factors and additional information regarding our interest rate and spread sensitivity in our Quantitative and Qualitative Disclosures about Market Risk located in this Form 10-Q.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2019	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	June 30, 2020 vs Mar. 31, 2020		June 30, 2020 vs Dec. 31, 2019
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	2.50%	2.00%	1.75%	0.25%	0.25%	—	bps	-150	bps
LIBOR:
1-Month	2.40%	2.02%	1.76%	0.99%	0.16%	-83	bps	-160	bps
3-Month	2.32%	2.09%	1.91%	1.45%	0.30%	-115	bps	-161	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.75%	1.62%	1.57%	0.25%	0.15%	-10	bps	-142	bps
5-Year U.S. Treasury	1.77%	1.54%	1.69%	0.38%	0.29%	-9	bps	-140	bps
10-Year U.S. Treasury	2.01%	1.66%	1.92%	0.67%	0.66%	-1	bps	-126	bps
30-Year U.S. Treasury	2.53%	2.11%	2.39%	1.32%	1.41%	+9	bps	-98	bps
Interest Rate Swap Rate:
2-Year Swap	1.81%	1.63%	1.70%	0.49%	0.23%	-26	bps	-147	bps
5-Year Swap	1.77%	1.50%	1.73%	0.52%	0.33%	-19	bps	-140	bps
10-Year Swap	1.96%	1.56%	1.90%	0.72%	0.64%	-8	bps	-126	bps
30-Year Swap	2.21%	1.71%	2.09%	0.88%	0.92%	+4	bps	-117	bps
30-Year Fixed Rate Agency Price:
2.5%	$99.36	$99.55	$98.89	$103.59	$104.26	+$0.67		+$5.37
3.0%	$100.84	$101.51	$101.42	$104.83	$105.33	+$0.50		+$3.91
3.5%	$102.24	$102.58	$102.86	$105.70	$105.18	-$0.52		+$2.32
4.0%	$103.36	$103.77	$104.01	$106.67	$105.98	-$0.69		+$1.97
4.5%	$104.49	$105.29	$105.29	$107.47	$107.46	-$0.01		+$2.17
15-Year Fixed Rate Agency Price:
2.5%	$100.67	$100.85	$100.91	$103.72	$104.70	+$0.98		+$3.79
3.0%	$101.95	$102.21	$102.50	$104.61	$105.09	+$0.48		+$2.59
3.5%	$103.20	$103.42	$103.69	$105.19	$105.06	-$0.13		+$1.37
4.0%	$103.84	$104.08	$104.28	$105.56	$105.75	+$0.19		+$1.47
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of June 30, 2020 and December 31, 2019, our investment portfolio consisted of $77.1 billion and $100.4 billion of investment securities, at fair value, respectively, and $20.5 billion and $7.4 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of June 30, 2020 and December 31, 2019 (dollars in millions):

	June 30, 2020				December 31, 2019
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$4,210	$4,391	3.38%	4%	$6,140	$6,239	3.29%	6%
15-year TBA securities, net [1]	7,601	7,636	2.11%	8%	2,222	2,226	2.91%	2%
Total ≤ 15-year	11,811	12,027	2.56%	12%	8,362	8,465	3.19%	8%
20-year RMBS	2,743	2,786	2.88%	3%	752	773	3.87%	1%
30-year:
30-year RMBS	64,932	67,988	3.73%	70%	89,483	91,062	3.67%	84%
30-year TBA securities, net [1]	12,812	12,907	2.59%	13%	5,182	5,203	2.92%	5%
Total 30-year	77,744	80,895	3.54%	83%	94,665	96,265	3.63%	89%
Total fixed rate Agency RMBS and TBA securities	92,298	95,708	3.40%	98%	103,779	105,503	3.60%	98%
Adjustable rate Agency RMBS	109	112	2.66%	—%	160	163	3.04%	—%
Multifamily	17	19	3.31%	—%	37	39	3.37%	—%
CMO Agency RMBS:
CMO	365	381	3.39%	—%	441	447	3.44%	1%
Interest-only strips	56	73	5.55%	—%	63	77	4.22%	—%
Principal-only strips	72	82	—%	—%	83	87	—%	—%
Total CMO Agency RMBS	493	536	4.10%	1%	587	611	3.48%	1%
Total Agency RMBS and TBA securities	92,917	96,375	3.40%	99%	104,563	106,316	3.59%	99%
Non-Agency RMBS	221	222	4.15%	—%	198	209	4.05%	1%
CMBS	361	377	4.20%	1%	352	370	4.49%	—%
CRT	742	712	3.46%	1%	961	976	5.07%	1%
Total investment portfolio	$94,241	$97,686	3.41%	100%	$106,074	$107,871	3.61%	100%
________________________________
1.TBA securities are presented net of long and short positions. As of June 30, 2020, 30-year TBA securities consisted of $12.9 billion long and $(26.0) million short TBA securities (at fair value) at an average coupon of 2.59% and 2.50%, respectively, and 15-year TBA securities consisted of entirely long TBA securities at an average coupon of 2.11%. As of December 31, 2019, 30-year TBA securities consisted of $6.8 billion long and $(1.6) billion short TBA securities at an average coupon of 3.17% and 4.00%, respectively, and 15-year TBA securities consisted entirely of long TBA securities at an average coupon of 2.91%. For further details of our TBA securities held as of each date refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2020 and December 31, 2019, our TBA positions had a net carrying value of $130 million and $25 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of June 30, 2020 and December 31, 2019, the weighted average yield on our investment securities (excluding TBA securities) was 2.64% and 3.07%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of June 30, 2020 and December 31, 2019 (dollars in millions):

	June 30, 2020
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$5,885	$6,048	$6,081	—%	—%	—%	—%	—	—%
2.5%	1,751	1,824	1,832	3%	103.3%	3.11%	1.48%	17	17%
3.0%	1,421	1,447	1,506	88%	101.6%	3.55%	2.50%	38	12%
3.5%	1,465	1,497	1,567	100%	102.2%	4.03%	2.81%	34	14%
4.0%	864	890	933	91%	103.0%	4.60%	3.00%	32	16%
≥ 4.5%	102	105	108	97%	103.1%	4.89%	2.98%	118	16%
Total ≤ 15-year	11,488	11,811	12,027	33%	102.3%	3.94%	2.64%	36	14%
20-year:
2.5%	1,776	1,847	1,855	—%	103.9%	3.37%	1.15%	3	24%
3.0%	257	270	272	21%	104.9%	3.81%	0.98%	7	28%
3.5%	259	263	277	81%	101.8%	4.05%	2.94%	82	15%
4.0%	175	180	189	92%	103.1%	4.45%	3.08%	40	17%
≥ 4.5%	175	183	193	100%	104.5%	5.01%	3.16%	44	17%
Total 20-year:	2,642	2,743	2,786	23%	103.8%	3.66%	1.56%	16	23%
30-year:
≤ 2.5%	15,102	15,583	15,716	—%	103.4%	3.41%	1.65%	2	18%
3.0%	7,909	8,209	8,369	10%	103.7%	3.80%	1.95%	19	19%
3.5%	17,594	18,334	19,167	84%	104.2%	4.07%	2.54%	56	14%
4.0%	23,367	24,429	25,723	89%	104.5%	4.51%	2.90%	44	16%
≥ 4.5%	10,646	11,189	11,920	98%	105.1%	5.00%	3.19%	32	18%
Total 30-year	74,618	77,744	80,895	64%	104.3%	4.32%	2.66%	39	17%
Total fixed rate	$88,748	$92,298	$95,708	59%	104.2%	4.27%	2.61%	38	17%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of June 30, 2020, lower balance specified pools had a weighted average original loan balance of $118,000 and $118,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 126% and 136% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of June 30, 2020.

	December 31, 2019
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	$1,720	$1,735	$1,738	40%	101.0%	2.98%	2.11%	86	11%
3.0%	2,985	3,041	3,067	59%	101.7%	3.52%	2.45%	58	10%
3.5%	2,299	2,354	2,401	71%	102.2%	4.04%	2.86%	25	13%
4.0%	1,075	1,109	1,135	84%	103.1%	4.60%	3.05%	26	14%
4.5%	117	122	123	98%	103.5%	4.87%	3.00%	111	13%
≥ 5.0%	1	1	1	100%	101.9%	6.55%	4.55%	146	15%
Total ≤ 15-year	8,197	8,362	8,465	63%	102.0%	3.82%	2.65%	47	12%
20-year:
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
________________________________
1.See Note 1 of preceding table for specified pool composition. As of December 31, 2019, lower balance specified pools had a weighted average original loan balance of $115,000 and $118,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 119% and 136% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2019.
As of June 30, 2020 and December 31, 2019, our investments in CRT and non-Agency securities had the following credit ratings:

	June 30, 2020			December 31, 2019
CRT and Non-Agency Security Credit Ratings [1]	CRT [2]	RMBS	CMBS	CRT [2]	RMBS	CMBS
AAA	$—	$—	$34	$—	$—	$43
AA	—	69	223	—	81	214
A	—	32	31	13	25	34
BBB	99	80	59	67	71	69
BB	244	26	30	471	21	10
B	251	5	—	308	4	—
Not Rated	118	10	—	117	7	—
Total	$712	$222	$377	$976	$209	$370
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, each of which were subject to Fannie Mae and Freddie Mac's underwriting standards.

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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2020 and December 31, 2019 and our condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2020 and 2019 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	June 30, 2020	December 31, 2019
	(Unaudited)
Investment securities, at fair value	$77,143	$100,442
Total assets	$89,853	$113,082
Repurchase agreements and other debt	$69,889	$89,410
Total liabilities	$79,503	$102,041
Total stockholders' equity	$10,350	$11,041
Net book value per common share [1]	$15.86	$18.63
Tangible net book value per common share [2]	$14.92	$17.66

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (Unaudited)	2020	2019	2020	2019
Interest income	$429	$693	$920	$1,398
Interest expense	134	570	560	1,111
Net interest income	295	123	360	287
Other gain (loss), net	447	(547)	(2,016)	(427)
Operating expenses	24	20	47	39
Net income (loss)	718	(444)	(1,703)	(179)
Dividends on preferred stock	25	13	46	23
Net income (loss) available (attributable) to common stockholders	$693	$(457)	$(1,749)	$(202)

Net income (loss)	$718	$(444)	$(1,703)	$(179)
Other comprehensive income, net	203	379	667	779
Comprehensive income (loss)	921	(65)	(1,036)	600
Dividends on preferred stock	25	13	46	23
Comprehensive income (loss) available (attributable) to common stockholders	$896	$(78)	$(1,082)	$577

Weighted average number of common shares outstanding - basic	560.3	537.8	554.2	537.2
Weighted average number of common shares outstanding - diluted	560.8	537.8	554.2	537.2
Net income (loss) per common share - basic	$1.24	$(0.85)	$(3.16)	$(0.38)
Net income (loss) per common share - diluted	$1.24	$(0.85)	$(3.16)	$(0.38)
Comprehensive income (loss) per common share - basic	$1.60	$(0.15)	$(1.95)	$1.07
Comprehensive income (loss) per common share - diluted	$1.60	$(0.15)	$(1.95)	$1.07
Dividends declared per common share	$0.36	$0.50	$0.84	$1.04

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2020	2019	2020	2019
Average investment securities - at par	$68,994	$89,586	$81,964	$88,304
Average investment securities - at cost	$71,787	$92,610	$84,840	$91,264
Average net TBA portfolio - at cost	$15,662	$11,864	$11,575	$9,944
Average total assets - at fair value	$86,851	$113,625	$100,392	$114,281
Average repurchase agreements and other debt outstanding [3]	$69,552	$86,147	$81,545	$84,120
Average stockholders' equity [4]	$10,262	$10,371	$10,598	$10,247
Average tangible net book value "at risk" leverage [5]	8.8:1	10.0:1	9.2:1	9.7:1
Tangible net book value "at risk" leverage (as of period end) [6]	9.2:1	9.8:1	9.2:1	9.8:1
Economic return on tangible common equity [7]	12.2%	(0.9)%	(10.8)%	6.4%
Expenses % of average total assets	0.11%	0.07%	0.09%	0.07%
Expenses % of average assets, including average net TBA position	0.09%	0.06%	0.08%	0.06%
Expenses % of average stockholders' equity	0.94%	0.77%	0.89%	0.76%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.
1.Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.
2.Tangible net book value per common share excludes goodwill.
3.Amount excludes U.S. Treasury repurchase agreements and TBA contracts. Other debt includes debt of consolidated VIEs.
4.Average stockholders' equity calculated as average month-ended stockholders' equity during the period.
5.Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average mortgage borrowings outstanding (Agency and non-Agency MBS repurchase agreements, other debt and TBA securities (at cost)) for the period by the sum of average stockholders' equity adjusted to exclude goodwill for the period. Leverage excludes U.S. Treasury repurchase agreements.
6."At risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end (at cost) by the sum of total stockholders' equity adjusted to exclude goodwill as of period end. Leverage excludes U.S. Treasury repurchase agreements.
7.Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share.

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2020 and 2019, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$652	3.77%	$876	3.88%	$1,527	3.72%	$1,723	3.88%
Net premium amortization	(223)	(1.38)%	(183)	(0.89)%	(607)	(1.55)%	(325)	(0.82)%
Interest income (GAAP measure)	429	2.39%	693	2.99%	920	2.17%	1,398	3.06%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	57	0.32%	58	0.25%	300	0.71%	97	0.22%
Interest income, excluding "catch-up" premium amortization	486	2.71%	751	3.24%	1,220	2.88%	1,495	3.28%
TBA dollar roll income - implied interest income [1,2]	74	1.90%	96	3.21%	122	2.11%	167	3.35%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$560	2.56%	$847	3.24%	$1,342	2.78%	$1,662	3.28%

Weighted average actual portfolio CPR for investment securities held during the period	19.9%		10.0%		15.4%		8.2%
Weighted average projected CPR for the remaining life of investment securities held as of period end	16.6%		12.4%		16.6%		12.4%
Average 30-year fixed rate mortgage rate as of period end [4]	3.13%		3.73%		3.13%		3.73%
10-year U.S. Treasury rate as of period end	0.66%		2.01%		0.66%		2.01%

  ________________________________
1.Reported in gain (loss) on derivatives instruments and other securities, net in the accompanying consolidated statements of operations.
2.Implied interest income from TBA dollar roll transactions is computed as the sum of (i) TBA dollar roll income and (ii) estimated TBA implied funding cost (see Economic Interest Expense and Aggregate Cost of Funds below). TBA dollar roll income represents the price differential, or "price drop," between the TBA price for current month settlement versus the TBA price for forward month settlement and is the economic equivalent to interest income on the underlying Agency securities, less an implied funding cost, over the forward settlement period. Amount is net of TBAs used for hedging purposes. Amount excludes TBA mark-to-market adjustments.
3.The combined asset yield is calculated on a weighted average basis based on our average investment and TBA balances outstanding during the period and their respective yields.
4.Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2020 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended June 30, 2020 vs. June 30, 2019
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$(264)	$(156)	$(108)
Estimated "catch-up" premium amortization due to change in CPR forecast	(1)	—	(1)
Interest income, excluding "catch-up" premium amortization	(265)	(156)	(109)
TBA dollar roll income - implied interest income	(22)	31	(53)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(287)	$(125)	$(162)
Six months ended:
Interest Income (GAAP measure)	$(478)	$(98)	$(380)
Estimated "catch-up" premium amortization due to change in CPR forecast	203	—	203
Interest income, excluding "catch-up" premium amortization	(275)	(98)	(177)
TBA dollar roll income - implied interest income	(46)	27	(73)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(321)	$(71)	$(250)
Our average investment portfolio, inclusive of TBAs, decreased -16% and -5% (at cost) for the three and six months ended June 30, 2020, respectively, compared to the prior year periods primarily due to lower operating leverage. The decrease in our average asset yield for the three and six months ended June 30, 2020 was due to the combination of changes in asset composition and higher premium amortization cost resulting from faster prepayment expectations.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2020	$69,552	$72,399	$69,370	$15,662	$20,413	8.8:1	9.2:1
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
December 31, 2019	$88,677	$92,672	$89,313	$7,038	$7,404	9.5:1	9.4:1
September 30, 2019	$87,938	$92,420	$90,462	$10,146	$1,820	10.0:1	9.8:1
June 30, 2019	$86,147	$86,969	$85,367	$11,864	$11,086	10.0:1	9.8:1
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	9.4:1
________________________________
1.Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.
2.Daily average and ending net TBA position outstanding measured at cost.
3.Average tangible net book value "at risk" leverage during the period represents the sum of our daily weighted average repurchase agreements and other debt used to fund acquisitions of investment securities and net TBA position outstanding divided by the sum of our average month-ended stockholders' equity, adjusted to exclude goodwill.
4.Tangible net book value "at risk" leverage as of period end represents the sum of our repurchase agreements and other debt used to fund acquisitions of investments securities, net TBA position (at cost) and net receivable/payable for unsettled investment securities outstanding as of period end divided by total stockholders' equity, adjusted to exclude goodwill as of period end.
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2020 and 2019 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic interest (income) cost:

	Three Months Ended June 30,				Six Months Ended June 30,
	2020		2019		2020		2019
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$134	0.76%	$570	2.62%	$560	1.36%	$1,111	2.63%
TBA dollar roll income - implied interest (expense) benefit [2,3]	(4)	(0.09)%	74	2.47%	28	0.48%	126	2.51%
Economic interest expense - before interest rate swap periodic (income) costs, net [4]	130	0.61%	644	2.60%	588	1.25%	1,237	2.61%
Interest rate swap periodic interest (income) cost, net [2,5]	59	0.27%	(88)	(0.36)%	28	0.06%	(171)	(0.36)%
Total economic interest expense (non-GAAP measure)	$189	0.88%	$556	2.24%	$616	1.31%	$1,066	2.25%
 ________________________________
1.Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, forward starting swaps and the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.
2.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
3.The implied funding cost (benefit) of TBA dollar roll transactions is determined using the price differential, or "price drop," between the TBA price for current month settlement versus the TBA price for forward month settlement and market based assumptions regarding the "cheapest-to-deliver" collateral that can be delivered to satisfy the TBA contract, such as the anticipated collateral’s weighted average coupon, weighted average maturity and projected 1-month CPR.  The average implied funding cost (benefit) for all TBA transactions is weighted based on our daily average TBA balance outstanding for the period.
4.The combined cost of funds for total mortgage borrowings outstanding, before interest rate swap costs, is calculated on a weighted average basis based on average repo, other debt and TBA balances outstanding during the period and their respective cost of funds.
5.Interest rate swap periodic interest (income) cost is measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2020 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended June 30, 2020 vs. June 30, 2019
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$(437)	$(110)	$(327)
TBA dollar roll income - implied interest expense	(78)	24	(102)
Interest rate swap periodic interest income/cost	147	13	134
Total change in economic interest expense	$(368)	$(73)	$(295)

Six months ended:
Repurchase agreements and other debt interest expense	$(552)	$(34)	$(518)
TBA dollar roll income - implied interest expense	(98)	21	(119)
Interest rate swap periodic interest income/cost	199	(33)	232
Total change in economic interest expense	$(451)	$(46)	$(405)
Our average mortgage borrowings, inclusive of TBAs, decreased by -13% and -1% for the three and six months ended June 30, 2020, respectively, due to lower operating leverage. The decline in our average interest rate (actual and implied) on our mortgage borrowings for the three and six month periods was due to lower short-term interest rates. Additionally, during the three months ended June 30, 2020, we terminated $3.7 billion of repurchase agreements with a weighted average interest rate of 2.11% and a weighted average remaining maturity of 2.2 years. The terminated agreements were replaced with shorter duration repurchase agreements at lower prevailing market rates. We recognized losses on debt extinguishment of $146 million in other gain (loss), net for the three and six months ended June 30, 2020 associated with the terminated repurchase agreements.
The increase in our interest rate swap periodic cost for the three and six months ended June 30, 2020 was due to declines in the average rate received on our interest rate swaps as the receive leg of our pay-fixed interest rate swaps reset to lower prevailing rates, which were partially offset by a decline in our average pay-rate. The following table presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings and the weighted average pay-fixed / receive-floating rates on our interest rate swaps for the three and six months ended June 30, 2020 and 2019 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2020	2019	2020	2019
Average Agency repo and other debt outstanding	$69,552	$86,147	$81,545	$84,120
Average net TBA portfolio outstanding - at cost	$15,662	$11,864	$11,575	$9,944
Average mortgage borrowings outstanding	$85,214	$98,011	$93,120	$94,064
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$44,173	$52,035	$57,916	$48,616
Ratio of average interest rate swaps to mortgage borrowings outstanding	52%	53%	62%	52%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.65%	1.90%	1.00%	1.93%
Average interest rate swap receive-floating rate	(0.11)%	(2.58)%	(0.90)%	(2.64)%
Average interest rate swap net pay/(receive) rate	0.54%	(0.68)%	0.10%	(0.71)%
For the three and six months ended June 30, 2020, we had an average forward starting swap balance of $0.9 billion and $1.2 billion, respectively. For the three and six months ended June 30, 2019, we had an average forward starting swap balance of $3.5 billion and $4.3 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three and six months ended June 30, 2020 was 53% and 63%, respectively, and 57% and 56%, respectively, for the corresponding prior year periods.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and six months ended June 30, 2020 and 2019:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2020	2019	2020	2019
Average asset yield, excluding "catch-up" premium amortization	2.56%	3.24%	2.78%	3.28%
Average aggregate cost of funds	(0.88)%	(2.24)%	(1.31)%	(2.25)%
Average net interest spread, excluding "catch-up" premium amortization	1.68%	1.00%	1.47%	1.03%
Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and six months ended June 30, 2020 and 2019 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net interest income (GAAP measure)	$295	$123	$360	$287
TBA dollar roll income, net [1]	78	22	94	41
Interest rate swap periodic interest income (cost), net [1]	(59)	88	(28)	171
Other interest and dividend income [1]	1	4	3	7
Adjusted net interest and dollar roll income	315	237	429	506
Operating expense	(24)	(20)	(47)	(39)
Net spread and dollar roll income	291	217	382	467
Dividend on preferred stock	25	13	46	23
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	266	204	336	444
Estimated "catch-up" premium amortization cost due to change in CPR forecast	57	58	300	97
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$323	$262	$636	$541

Weighted average number of common shares outstanding - basic	560.3	537.8	554.2	537.2
Weighted average number of common shares outstanding - diluted	560.8	538.4	555.0	537.8
Net spread and dollar roll income per common share - basic	$0.47	$0.38	$0.61	$0.83
Net spread and dollar roll income per common share - diluted	$0.47	$0.38	$0.61	$0.83
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.58	$0.49	$1.15	$1.01
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.58	$0.49	$1.15	$1.01
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2020	2019	2020	2019
Gain on sale of investment securities, net	$153	$132	$647	$192
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	679	759	876	1,819
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	203	379	667	779
Total gain (loss) on investment securities, net	$1,035	$1,270	$2,190	$2,790
________________________________
1.Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.
2.Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-Q).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2020 and 2019 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Interest rate swap periodic interest income (cost), net	$(59)	$88	$(28)	$171
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	78	22	94	41
TBA securities - mark-to-market net gain (loss)	584	126	713	191
Payer swaptions	(8)	(17)	(30)	(27)
U.S. Treasury securities - long position	26	1	86	1
U.S. Treasury securities - short position	(79)	(551)	(713)	(617)
U.S. Treasury futures - short position	(74)	(50)	(95)	(95)
Interest rate swaps - termination fees and variation margin settlements, net	(320)	(940)	(3,126)	(1,639)
Losses on debt extinguishment	(146)	—	(146)	—
Other	1	(2)	28	(8)
Total realized gain (loss) on derivative instruments and other securities, net	62	(1,411)	(3,189)	(2,153)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(442)	15	106	14
Interest rate swaps	—	(167)	(20)	(147)
Payer swaptions	(6)	(8)	(118)	(25)
U.S. Treasury securities - long position	(22)	5	15	5
U.S. Treasury securities - short position	19	46	(284)	(313)
U.S. Treasury futures - short position	66	(7)	(17)	7
Other	(3)	1	(4)	3
Total unrealized gain (loss) on derivative instruments and other securities, net	(388)	(115)	(322)	(456)
Total gain (loss) on derivative instruments and other securities, net	$(385)	$(1,438)	$(3,539)	$(2,438)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended June 30, 2020 and 2019, we had estimated taxable income (loss) available (attributable) to common stockholders of $(4) million and $171 million, or $(0.01) and $0.32 per diluted common share, respectively. For the six months ended June 30, 2020 and 2019, we had estimated taxable income available to common stockholders of $107 million and $367 million, or $0.19 and $0.68 per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2020 and 2019 (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2020	2019	2020	2019
Net income (loss)	$718	$(444)	$(1,703)	$(179)
Estimated book to tax differences:
Premium amortization, net	22	67	259	121
Realized gain/loss, net	—	886	2,555	1,513
Net capital loss/(utilization of net capital loss carryforward)	(426)	320	(394)	308
Unrealized (gain)/loss, net	(291)	(644)	(554)	(1,363)
Other	(2)	(1)	(10)	(10)
Total book to tax differences	(697)	628	1,856	569
Estimated REIT taxable income	21	184	153	390
Dividends on preferred stock	25	13	46	23
Estimated REIT taxable income (loss) available (attributable) to common stockholders	$(4)	$171	$107	$367
Weighted average number of common shares outstanding - basic	560.3	537.8	554.2	537.2
Weighted average number of common shares outstanding - diluted	560.3	538.4	555.0	537.8
Estimated REIT taxable income (loss) per common share - basic	$(0.01)	$0.32	$0.19	$0.68
Estimated REIT taxable income (loss) per common share - diluted	$(0.01)	$0.32	$0.19	$0.68

Beginning cumulative non-deductible net capital loss	$426	$170	$394	$182
Increase (decrease) in net capital loss carryforward	(426)	320	(394)	308
Ending cumulative non-deductible net capital loss	$—	$490	$—	$490
Ending cumulative non-deductible net capital loss per common share	$—	$0.89	$—	$0.89

LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on our ability to maintain adequate levels of liquidity and capital resources to fund day-to-day operations, fulfill collateral requirements under our funding and derivative agreements, and to satisfy our dividend distribution requirement of at least 90% of our taxable income to maintain our qualification as a REIT. Our primary sources of liquidity are unencumbered cash and securities, borrowings available under repurchase agreements, TBA dollar roll financing and monthly receipts of principal and interest payments. We may also conduct asset sales, change our asset or funding mix, issue equity or undertake other capital enhancing actions to maintain adequate levels of liquidity and capital resources.
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
Leverage
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally would expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 9.2x and 9.4x as of June 30, 2020 and December 31, 2019, respectively. The following table includes a summary of our mortgage borrowings outstanding as of June 30, 2020 and December 31, 2019 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 3, 5 and 6 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2020		December 31, 2019
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$69,166	77%	$89,085	92%
Debt of consolidated variable interest entities, at fair value	204	—%	228	—%
Total debt	69,370	77%	89,313	92%
Net TBA position, at cost	20,413	23%	7,404	8%
Total mortgage borrowings	$89,783	100%	$96,717	100%
________________________________
1.Amount excludes $519 million and $97 million of repurchase agreements used to fund purchases of U.S. Treasury securities as of June 30, 2020 and December 31, 2019, respectively.
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
The use of TBA dollar roll transactions increases our funding diversification, expands our available pool of assets, and increases our overall liquidity position, as TBA contracts have lower implied haircuts relative to Agency RMBS pools held on balance sheet and funded with repo financing. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position. The collateral requirements under our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC and by our brokerage agreements, which may establish margin levels in excess of the MBSD.

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
Collateral Requirements and Unencumbered Assets
Amounts available to be borrowed under our repurchase agreements are dependent upon lender collateral requirements and the lender's determination of the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, credit quality and liquidity conditions within the investment banking, mortgage finance and real estate industries. If the fair value of our collateral declines due to changes in market conditions or the publishing of monthly security pay-down factors, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral requirements, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases due to changes in interest rates or other factors, we may request that counterparties release collateral back to us. Our derivative agreements also require that we maintain a minimum collateral balance regardless of the value of the derivative instrument based on our counterparties' assessment of risk specific to the derivative instrument and clearing exchange rules.
Collateral requirements under our repurchase and derivative agreements are dependent on our counterparties' determination of the fair value of securities pledged and the "haircut" levels they apply against the value of our securities. Haircuts under repo agreements are typically determined on an individual transaction basis and reflect our counterparties' assessment of the underlying risk associated with the specific collateral. Our derivative agreements also require that we maintain a minimum collateral balance regardless of the value of the derivative instrument based on our counterparties' assessment of risk specific to the derivative instrument and clearing exchange rules. Haircut levels and minimum margin requirements can change overtime and could be expected to increase during periods of elevated market volatility. We are also subject to daily variation margin requirements based on changes in the value of our collateral and, in the case of derivative agreements, changes in the value of the derivative instrument. Daily variation margin requirements under our interest rate derivative agreements also entitle us to receive collateral if the value of amounts owed to us under the derivative instrument exceeds a minimum margin requirement. Our agreements may provide that the valuations of securities securing our obligations under the agreement are to be obtained from a generally recognized source agreed to by both parties to the agreement. Other agreements provide that our counterparty has the sole discretion to determine the value of pledged collateral, but is required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of June 30, 2020, we had met all our margin requirements.
The value of Agency RMBS is reduced by principal pay-downs on the mortgage pools underlying them. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end and remit payment based on these factors generally on the 25th day after month-end. Counterparties to our bi-lateral repurchase agreements typically assess margin to account for these principal pay-downs prior to our receipt of the principal repayment when pool level principal payment data becomes available. The FICC assesses margin based on its internally projected pay-down rates on the last day of each month (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the fifth day of the month, the blackout margin is released and collateralization requirements are adjusted to the actual published factor data. Consequently, our liquidity is temporarily reduced each month until we receive payment of the pay-down amounts. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of June 30, 2020, given the current market conditions and elevated prepayment risk associated with historically low interest rates, our portfolio largely consisted of higher coupon specified pool securities, which have a lower risk of prepayment compared to generic Agency RMBS, and TBA securities, which do not expose us to margin calls due to prepayments.
Haircut levels and minimum margin requirements imposed by counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. For the six months ended June 30, 2020, haircuts on Agency RMBS collateral remained stable. Haircuts and funding levels for our less liquid, credit-oriented securities, however, were adversely impacted by the dislocation in the financial markets in the first quarter, but improved to more normal levels during the second quarter. As of June 30, 2020, the weighted average haircut on our repurchase agreements was approximately 4.4% of the value of our collateral, inclusive of collateral funded through BES, unchanged from December 31, 2019.

As of June 30, 2020, our unencumbered assets totaled 54% of our tangible net equity, unchanged from December 31, 2019. The majority of our liquidity is held at AGNC, but we also maintain capital and excess liquidity at BES for regulatory standards, risk management purposes, and to meet expectations of its counterparties, clearing banks and clearing organizations. As of June 30, 2020, we had cash and unencumbered Agency RMBS totaling $4.5 billion, which excludes unencumbered CRT and non-Agency securities and assets held at BES.
Collateral haircuts and minimum margin requirements imposed by counterparties subject us to counterparty credit risk. We attempt to manage this risk by monitoring our collateral positions and limiting our counterparties to registered clearinghouses and major financial institutions with acceptable credit ratings. We also diversify our funding across multiple counterparties and by region. As of June 30, 2020, we had master repurchase agreements with 47 financial institutions located throughout North America, Europe and Asia, including repo counterparties accessed through BES. BES' direct access to the General Collateral Finance Repo service offered by the FICC and other triparty and bi-lateral repo funding provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of June 30, 2020, $33.3 billion of our repurchase agreement funding was sourced through BES.
The table below includes a summary of our Agency RMBS repurchase agreement funding by number of repo counterparties and counterparty region as of June 30, 2020.

	June 30, 2020
Counter-Party Region	Number of Counter-Parties	Percent of Repurchase Agreement Funding [1]
North America:
FICC	1	48%
Other	27	39%
Total North America	28	87%
Europe	14	10%
Asia	5	3%
Total	47	100%
________________________________
1.Percent of repurchase agreement funding includes U.S. Treasury repurchase agreements.
As of June 30, 2020, our maximum amount at risk (or the excess value of collateral pledged over our repurchase liabilities) with any of our repurchase agreement counterparties, excluding the FICC, was less than 3% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 9% of our tangible stockholders' equity. As of June 30, 2020, approximately 11% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of June 30, 2020, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
Asset Sales
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). The vitality of these markets enables us to sell assets under most market conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). Under certain market conditions, however, we may be unable to realize the full "pay-up" value, or premium relative to generic Agency RMBS, of our specified pool securities; consequently, we seek to operate with a minimum level of securities that trade at or near TBA values that in our estimation enhances portfolio liquidity across a wide range of market conditions.
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock when the price of our common stock trades below our tangible net book value or issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 10 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2020, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2020, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Forward looking statements are based on management’s assumptions, projections and beliefs as of the date of this Quarterly Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
•the impact of the Pandemic and of measures taken in response to the Pandemic by various governmental authorities, businesses and other third parties;
•actions by the federal, state, or local governments to stabilize the economy, the housing sector or financial markets;
•changes in U.S. monetary policy or interest rates;
•fluctuations in the yield curve;
•fluctuations in mortgage prepayment rates on the loans underlying our Agency RMBS;
•the availability and terms of financing;
•changes in the market value of our assets, including from changes in net interest spreads, and changes in market liquidity or depth;
•the effectiveness of our risk mitigation strategies;
•conditions in the market for Agency RMBS and other mortgage securities;
•legislative or regulatory changes that affect our status as a REIT, our exemption from the Investment Company Act of 1940 or the mortgage markets in which we participate; and
•other risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of June 30, 2020 and December 31, 2019 should interest rates go up or down by 50, 75 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2020 and December 31, 2019.
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

Interest Rate Sensitivity [1,2]
	June 30, 2020		December 31, 2019
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	-0.1%	-1.2%	-0.5%	-6.0%
-75 Basis Points	+0.1%	+0.9%	-0.3%	-3.0%
-50 Basis Points	+0.1%	+1.6%	-0.1%	-0.9%
+50 Basis Points	-0.1%	-1.7%	-0.4%	-4.7%
+75 Basis Points	-0.4%	-4.9%	-0.8%	-9.1%
+100 Basis Points	-0.8%	-9.5%	-1.3%	-14.8%
________________________________
1.Derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes. Interest rates are floored at 0% in down rate scenarios.
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
As of June 30, 2020 and December 31, 2019, our investment securities (excluding TBAs) had a weighted average projected CPR of 16.6% and 10.8%, respectively, and a weighted average yield of 2.64% and 3.07%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 50, 75 and 100 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments from prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	June 30, 2020		December 31, 2019
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	22.3%	2.32%	20.3%	2.73%
-75 Basis Points	21.6%	2.36%	17.7%	2.82%
-50 Basis Points	20.2%	2.42%	15.0%	2.90%
Actual as of Period End	16.6%	2.64%	10.8%	3.07%
+50 Basis Points	12.7%	2.79%	8.1%	3.12%
+75 Basis Points	11.0%	2.87%	7.5%	3.15%
+100 Basis Points	9.8%	2.93%	6.8%	3.16%
________________________________
1.Derived from models that are dependent on inputs and assumptions provided by third parties and assumes a static portfolio. Actual results could differ materially from these estimates. Table excludes TBA securities.
2.Asset yield based on historical cost basis and does not include the impact of retroactive "catch-up" premium amortization adjustments due to changes in projected CPR.
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2020 and December 31, 2019 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.4 and 5.0 years as of June 30, 2020 and December 31, 2019, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	June 30, 2020		December 31, 2019
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.2%	+26.0%	+2.5%	+28.0%
-25 Basis Points	+1.1%	+13.0%	+1.2%	+14.0%
-10 Basis Points	+0.4%	+5.2%	+0.5%	+5.6%
+10 Basis Points	-0.4%	-5.2%	-0.5%	-5.6%
+25 Basis Points	-1.1%	-13.0%	-1.2%	-14.0%
+50 Basis Points	-2.2%	-26.0%	-2.5%	-28.0%
________________________________
1.Spread sensitivity is derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes.
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
As of June 30, 2020, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of June 30, 2020, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 3% of tangible stockholders' equity and related to our derivative agreements was less than 1% of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
The rapid global outbreak of COVID-19, a respiratory disease caused by a novel coronavirus, has led to substantial financial market volatility and has significantly adversely affected both the U.S. and global economies. On March 11, 2020, the World Health Organization characterized COVID-19 as a pandemic, and on, March 13, 2020, President Trump declared the COVID-19 outbreak in the United States a national emergency. The COVID-19 outbreak in the United States has resulted in stay-at-home orders, school closures and widespread business shutdowns across the country. These shutdowns and other reductions in business activity have resulted in a contraction of U.S. GDP for the first quarter of 2020 and substantially increased current and projected unemployment levels. While the U.S. federal government and the Federal Reserve (the "Fed") have taken actions to reduce the negative economic impact of the Pandemic, the extent to which these actions will mitigate the short-term and long-term negative impacts of the Pandemic on the U.S. economy, financial markets and our business is unclear, and the drop in the level of U.S. economic activity from these events could be sustained. The sudden and dramatic change to U.S. and global economic activity due to the Pandemic has resulted in severe financial market dislocations, varying degrees of illiquidity among fixed income assets, and a significant increase in market volatility, and such events may recur, persist or worsen.
The economic and financial market turbulence resulting from the Pandemic negatively impacted our results of operations and our tangible net book value and could continue to negatively impact our business. Each of the "Risk Factors" described in our 2019 Form 10-K could be materially impacted by conditions resulting from the Pandemic. Risks that we believe may be heightened during and following the Pandemic and related developments are described below; however, you should review each of the risk factors described in our 2019 Form 10-K carefully in light of the Pandemic and related developments. Because the direct and indirect impacts of the Pandemic and related developments are uncertain and depend on future events, they may also affect our operating and financial results in a manner that is not presently known to us or that we currently do not expect to present significant risks.
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
Prepayment risk - The Pandemic has led to historically low interest rates. Prepayments on our investment securities typically increase when interest rates fall. An increase in prepayments can negatively impact our net interest margin and tangible net book value, which could be material. Mortgage rates have declined to historic lows and could continue to decline. It is also possible that after the Pandemic induced extended forbearance periods offered by the GSEs, which may extend up to 12 months, borrowers may be unable to resume monthly payments leading to a large scale buyouts of delinquent loans from mortgage pools by the GSE's. Additionally, technological advances throughout origination channels and changes to GSE underwriting requirements, potentially implemented in part or in whole in response to the Pandemic, could increase and/or accelerate the pace of mortgage origination activity. Any one of these factors could lead to materially faster prepayments. Furthermore, since prepayment models were not designed to incorporate the unique circumstances associated with the Pandemic, they may be less predictive of prepayment activity, hindering our ability to accurately forecast prepayment rates.
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
Human capital and business resiliency risks - Since mid-March, all of our workforce has been working remotely consistent with our business continuity plan. Stay-at-home orders and other Pandemic related restrictions in effect in the states and localities where our workforce is located may be extended in whole or in part for several additional months. The strain on our workforce and our business operations caused by this shift in our operating environment may result in business interruptions, reduced productivity and other adverse impacts on our operations. While our technological systems to date have continued to function with our workforce working remotely, this telework arrangement increases the risk of technological or cybersecurity incidents that could negatively affect our business operations. This telework arrangement, the risk that our employees or their family members could contract COVID-19 and our reliance for some services and functions on third parties, which are largely working under similar conditions, could also adversely affect our ability to maintain effective controls and procedures, which could result in material errors in our reported results or disclosures that are not complete or accurate.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In July of 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. As of June 30, 2020, the Company has repurchased shares at an aggregate amount of $250 million under the program. As of June 30, 2020, $750 million of common stock remains available for repurchase under the program. The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2020 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Settlement Date	Total Number of Shares Purchased [1]	Average Net Price Paid Per Share [2]	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [3]	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (in millions)
April 1, 2020 - April 30, 2020	8.4	$11.97	8.4	$797
May 1, 2020 - May 31, 2020	4.0	$12.08	3.8	750
June 1, 2020 - June 30, 2020	0.0	$—	0.0	N/A
Total	12.4	$12.00	12.2	$750
___________________________
1.Gary Kain, our Chief Executive Officer and Chief Investment officer, purchased 189,188 shares of our common stock on May 6, 2020 for an average net price paid per share of $12.60.
2.Average net price paid per share purchased by the Company as part of publicly announced plans or programs was $11.99.
3.All shares purchased by the Company were pursuant to the stock repurchase program described in Note 10 of our accompanying Consolidated Financial Statements in this Form 10-Q.

Item 3. Defaults upon Senior Securities
None.

Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.

Item 6.  Exhibits and Financial Statement Schedules
(a) Exhibit Index
Exhibit No. Description
*3.1 AGNC Investment Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated by reference from Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2020 (File No. 001-34057), filed May 11, 2020.
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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	August 7, 2020

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 7, 2020