Form 10-Q
period 2020-09-30
AGNC Investment Corp.
filed 2020-11-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2020
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
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2020 was 545,211,569.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2020	December 31, 2019
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $55,711 and $92,608, respectively)	$66,556	$98,516
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	323	371
Credit risk transfer securities, at fair value (including pledged securities of $413 and $309, respectively)	653	976
Non-Agency securities, at fair value (including pledged securities of $455 and $0, respectively)	512	579
U.S. Treasury securities, at fair value (including pledged securities of $0 and $97, respectively)	—	97
Cash and cash equivalents	857	831
Restricted cash	1,557	451
Derivative assets, at fair value	130	190
Receivable for investment securities sold (including pledged securities of $10 and $0, respectively)	10	—
Receivable under reverse repurchase agreements	8,625	10,181
Goodwill	526	526
Other assets	219	364
Total assets	$79,968	$113,082
Liabilities:
Repurchase agreements	$54,566	$89,182
Debt of consolidated variable interest entities, at fair value	192	228
Payable for investment securities purchased	5,887	2,554
Derivative liabilities, at fair value	13	6
Dividends payable	90	104
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	8,372	9,543
Accounts payable and other liabilities	128	424
Total liabilities	69,248	102,041
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538 and $963, respectively	1,489	932
Common stock - $0.01 par value; 1,500 and 900 shares authorized, respectively; 545.2 and 540.9 shares issued and outstanding, respectively	5	5
Additional paid-in capital	14,053	13,893
Retained deficit	(5,661)	(3,886)
Accumulated other comprehensive income	834	97
Total stockholders' equity	10,720	11,041
Total liabilities and stockholders' equity	$79,968	$113,082
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest income:
Interest income	$364	$676	$1,284	$2,074
Interest expense	62	557	622	1,668
Net interest income	302	119	662	406
Other gain (loss), net:
Gain on sale of investment securities, net	346	89	993	281
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(365)	355	511	2,174
Gain (loss) on derivative instruments and other securities, net	400	(548)	(3,139)	(2,986)
Total other gain (loss), net:	381	(104)	(1,635)	(531)
Expenses:
Compensation and benefits	13	10	39	31
Other operating expense	8	9	29	27
Total operating expense	21	19	68	58
Net income (loss)	662	(4)	(1,041)	(183)
Dividends on preferred stock	25	13	71	36
Net income (loss) available (attributable) to common stockholders	$637	$(17)	$(1,112)	$(219)

Net income (loss)	$662	$(4)	$(1,041)	$(183)
Unrealized gain on investment securities measured at fair value through other comprehensive income, net	70	246	737	1,025
Comprehensive income (loss)	732	242	(304)	842
Dividends on preferred stock	25	13	71	36
Comprehensive income (loss) available (attributable) to common stockholders	$707	$229	$(375)	$806

Weighted average number of common shares outstanding - basic	553.2	546.4	553.8	540.3
Weighted average number of common shares outstanding - diluted	554.3	546.4	553.8	540.3
Net income (loss) per common share - basic	$1.15	$(0.03)	$(2.01)	$(0.41)
Net income (loss) per common share - diluted	$1.15	$(0.03)	$(2.01)	$(0.41)
Dividends declared per common share	$0.36	$0.48	$1.20	$1.52
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, June 30, 2019	$711	547.8	$5	$13,988	$(4,194)	$(164)	$10,346
Net loss	—	—	—	—	(4)	—	(4)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	246	246
Stock-based compensation	—	—	—	3	—	—	3
Repurchase of common stock	—	(6.9)	—	(103)	—	—	(103)
Preferred dividends declared	—	—	—	—	(13)	—	(13)
Common dividends declared	—	—	—	—	(262)	—	(262)
Balance, September 30, 2019	$711	540.9	$5	$13,888	$(4,473)	$82	$10,213

Balance, June 30, 2020	$1,489	555.5	$6	$14,191	$(6,100)	$764	$10,350
Net income	—	—	—	—	662	—	662
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	70	70
Stock-based compensation	—	—	—	5	—	—	5
Repurchase of common stock	—	(10.3)	(1)	(143)	—	—	(144)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(198)	—	(198)
Balance, September 30, 2020	$1,489	545.2	$5	$14,053	$(5,661)	$834	$10,720

Balance, December 31, 2018	$484	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net loss	—	—	—	—	(183)	—	(183)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	1,025	1,025
Stock-based compensation	—	0.1	—	8	—	—	8
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Repurchase of common stock	—	(6.9)	—	(103)	—	—	(103)
Issuance of preferred stock, net of offering cost	227	—	—	—	—	—	227
Preferred dividends declared	—	—	—	—	(36)	—	(36)
Common dividends declared	—	—	—	—	(821)	—	(821)
Balance, September 30, 2019	$711	540.9	$5	$13,888	$(4,473)	$82	$10,213

Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(1,041)	—	(1,041)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	737	737
Stock-based compensation	—	0.1	—	12	—	—	12
Issuance of preferred stock, net of offering cost	557	—	—	—	—	—	557
Issuance of common stock, net of offering cost	—	26.7	1	438	—	—	439
Repurchase of common stock	—	(22.5)	(1)	(290)	—	—	(291)
Preferred dividends declared	—	—	—	—	(71)	—	(71)
Common dividends declared	—	—	—	—	(663)	—	(663)
Balance, September 30, 2020	$1,489	545.2	$5	$14,053	$(5,661)	$834	$10,720
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2020	2019
Operating activities:
Net loss	$(1,041)	$(183)
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	816	517
Stock-based compensation	12	8
Gain on sale of investment securities, net	(993)	(281)
Unrealized gain on investment securities measured at fair value through net income, net	(511)	(2,174)
Loss on derivative instruments and other securities, net	3,139	2,986
(Increase) decrease in other assets	104	(35)
Decrease in accounts payable and other accrued liabilities	(189)	(31)
Net cash provided by operating activities	1,337	807
Investing activities:
Purchases of Agency mortgage-backed securities	(44,753)	(37,199)
Purchases of credit risk transfer and non-Agency securities	(609)	(1,233)
Proceeds from sale of Agency mortgage-backed securities	68,920	17,620
Proceeds from sale of credit risk transfer and non-Agency securities	838	1,130
Principal collections on Agency mortgage-backed securities	12,635	8,508
Principal collections on credit risk transfer and non-Agency securities	115	15
Payments on U.S. Treasury securities	(22,090)	(26,169)
Proceeds from U.S. Treasury securities	20,112	8,313
Net proceeds from reverse repurchase agreements	1,590	16,014
Net payments on derivative instruments	(2,260)	(1,990)
Net cash provided by (used in) investing activities	34,498	(14,991)
Financing activities:
Proceeds from repurchase arrangements	2,651,280	3,251,916
Payments on repurchase agreements	(2,685,896)	(3,237,021)
Payments on debt of consolidated variable interest entities	(44)	(42)
Net proceeds from preferred stock issuances	557	227
Net proceeds from common stock issuances	439	190
Payments for common stock repurchases	(291)	(103)
Cash dividends paid	(748)	(863)
Net cash provided by (used in) financing activities	(34,703)	14,304
Net change in cash, cash equivalents and restricted cash	1,132	120
Cash, cash equivalents and restricted cash at beginning of period	1,282	1,520
Cash, cash equivalents and restricted cash at end of period	$2,414	$1,640
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair in net income as a component of other gain (loss). Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate ("payer swaps") based on a short-term benchmark rate, such as the Secured Overnight Financing Rate ("SOFR"), Overnight Index Swap Rate ("OIS") or three-month London Interbank Offered Rate ("LIBOR"). Our interest rate swaps typically have terms from one to 10 years but may extend up to 20 years or more. Our interest rate swaps are centrally cleared through a registered commodities exchange. The clearing exchange requires that we post an "initial margin" amount determined by the exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.
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

Note 4. Investment Securities
As of September 30, 2020 and December 31, 2019, our investment portfolio consisted of $68.0 billion and $100.4 billion of investment securities, at fair value, respectively, and $29.5 billion and $7.4 billion of net TBA securities, at fair value, respectively. Our net TBA position is reported at its net carrying value of $76 million and $25 million as of September 30, 2020 and December 31, 2019, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of September 30, 2020 and December 31, 2019, our investment securities had a net unamortized premium balance of $2.6 billion and $3.1 billion, respectively.

The following tables summarize our investment securities as of September 30, 2020 and December 31, 2019, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 6.

	September 30, 2020		December 31, 2019
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$63,307	$66,278	$96,375	$98,074
Adjustable rate	96	99	160	163
CMO	327	341	441	447
Interest-only and principal-only strips	117	142	146	164
Multifamily	17	19	37	39
Total Agency RMBS	63,864	66,879	97,159	98,887
Non-Agency RMBS	172	177	198	209
CMBS	310	335	352	370
CRT securities	678	653	961	976
Total investment securities	$65,024	$68,044	$98,670	$100,442

	September 30, 2020
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$10,703	$4,046	$14	$—	$—	$—	$14,763
Unamortized discount	(6)	(1)	—	—	—	—	(7)
Unamortized premium	479	204	—	—	—	—	683
Amortized cost	11,176	4,249	14	—	—	—	15,439
Gross unrealized gains	618	215	1	—	—	—	834
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	11,794	4,464	15	—	—	—	16,273
Securities remeasured at fair value through earnings:
Par value	31,624	14,891	3	181	309	678	47,686
Unamortized discount	(20)	(1)	—	(11)	(4)	(12)	(48)
Unamortized premium	1,285	641	—	3	6	12	1,947
Amortized cost	32,889	15,531	3	173	311	678	49,585
Gross unrealized gains	1,411	782	—	8	28	3	2,232
Gross unrealized losses	(7)	(3)	—	(4)	(4)	(28)	(46)
Total securities remeasured at fair value through earnings	34,293	16,310	3	177	335	653	51,771
Total securities, at fair value	$46,087	$20,774	$18	$177	$335	$653	$68,044
Weighted average coupon as of September 30, 2020	3.49%	3.79%	3.58%	4.20%	4.13%	3.31%	3.59%
Weighted average yield as of September 30, 2020 [1]	2.49%	2.66%	2.22%	0.53%	4.40%	3.47%	2.56%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 15.9% based on forward rates as of September 30, 2020.

	December 31, 2019
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$14,301	$4,762	$18	$—	$—	$—	$19,081
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	711	276	—	—	—	—	987
Amortized cost	15,002	5,036	18	—	—	—	20,056
Gross unrealized gains	142	29	1	—	—	—	172
Gross unrealized losses	(50)	(25)	—	—	—	—	(75)
Total available-for-sale securities, at fair value	15,094	5,040	19	—	—	—	20,153
Securities remeasured at fair value through earnings:
Par value	45,106	29,881	—	208	348	937	76,480
Unamortized discount	(68)	(2)	—	(10)	(3)	(2)	(85)
Unamortized premium	1,218	967	—	1	7	26	2,219
Amortized cost	46,256	30,846	—	199	352	961	78,614
Gross unrealized gains	991	691	—	10	19	18	1,729
Gross unrealized losses	(32)	(18)	—	—	(1)	(3)	(54)
Total securities remeasured at fair value through earnings	47,215	31,519	—	209	370	976	80,289
Total securities, at fair value	$62,309	$36,559	$19	$209	$370	$976	$100,442
Weighted average coupon as of December 31, 2019	3.62%	3.75%	3.77%	4.05%	4.49%	5.07%	3.68%
Weighted average yield as of December 31, 2019 [1]	3.03%	3.09%	2.08%	4.39%	4.38%	4.05%	3.07%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.8% based on forward rates as of December 31, 2019.
As of September 30, 2020 and December 31, 2019, our investments in CRT and non-Agency securities had the following credit ratings:

	September 30, 2020			December 31, 2019
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$39	$—	$—	$43
AA	—	20	181	—	81	214
A	—	33	22	13	25	34
BBB	42	82	55	67	71	69
BB	204	27	34	471	21	10
B	252	5	4	308	4	—
Not Rated	155	10	—	117	7	—
Total	$653	$177	$335	$976	$209	$370
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of September 30, 2020 and December 31, 2019, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 15.9% and 10.8%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2020 and December 31, 2019 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2020				December 31, 2019
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$2,420	$2,387	3.65%	2.01%	$2,671	$2,654	3.54%	2.61%
> 3 years and ≤ 5 years	37,564	35,873	3.76%	2.62%	10,822	10,563	3.85%	3.20%
> 5 years and ≤10 years	27,961	26,665	3.35%	2.51%	86,492	85,002	3.67%	3.07%
> 10 years	99	99	4.08%	3.71%	457	451	3.31%	3.06%
Total	$68,044	$65,024	3.59%	2.56%	$100,442	$98,670	3.68%	3.07%
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2020 and December 31, 2019 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2020	$13	$—	$—	$—	$13	$—
December 31, 2019	$1,653	$(12)	$6,984	$(63)	$8,637	$(75)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2020 and 2019 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2020			2019
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(13,430)	$(13,430)	$—	$(5,048)	$(5,048)
Proceeds from investment securities sold [1]	—	13,776	13,776	—	5,137	5,137
Net gain (loss) on sale of investment securities	$—	$346	$346	$—	$89	$89

Gross gain on sale of investment securities	$—	$354	$354	$—	$90	$90
Gross loss on sale of investment securities	—	(8)	(8)	—	(1)	(1)
Net gain (loss) on sale of investment securities	$—	$346	$346	$—	$89	$89

	Nine Months Ended September 30,
	2020			2019
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(1,433)	$(67,342)	$(68,775)	$(705)	$(17,379)	$(18,084)
Proceeds from investment securities sold [1]	1,473	68,295	69,768	696	17,669	18,365
Net gain (loss) on sale of investment securities	$40	$953	$993	$(9)	$290	$281

Gross gain on sale of investment securities	$40	$1,050	$1,090	$—	$294	$294
Gross loss on sale of investment securities	—	(97)	(97)	(9)	(4)	(13)
Net gain (loss) on sale of investment securities	$40	$953	$993	$(9)	$290	$281
  ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 10 for a summary of changes in accumulated OCI.

Note 5. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2020, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
As of September 30, 2020 and December 31, 2019, we had $54.6 billion and $89.2 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020			December 31, 2019
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$28,119	0.21%	10	$56,664	2.19%	10
> 1 to ≤ 3 months	12,906	0.21%	50	20,761	2.01%	53
> 3 to ≤ 6 months	7,642	1.27%	104	5,683	2.19%	100
> 6 to ≤ 9 months	5,041	0.32%	216	1,500	2.66%	182
> 9 to ≤ 12 months	658	0.62%	282	2,152	2.41%	351
> 12 to ≤ 24 months	—	—%	—	625	2.38%	411
> 24 to ≤ 36 months	—	—%	—	1,700	2.45%	833
Total Agency repo	54,366	0.37%	55	89,085	2.17%	55
U.S. Treasury repo:
> 1 day to ≤ 1 month	200	0.10%	1	97	1.63%	2
Total	$54,566	0.37%	55	$89,182	2.17%	55
As of September 30, 2020 and December 31, 2019, $8.9 billion and $17.0 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of September 30, 2020, we had $1.5 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 93 days and a weighted average interest rate of 0.25%. As of December 31, 2019, we had $4.5 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 12 days and a weighted average interest rate of 1.60%. As of September 30, 2020 and December 31, 2019, 48% and 40%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 48% and 38% of our repurchase agreement funding outstanding as of September 30, 2020 and December 31, 2019, respectively.
During the nine months ended September 30, 2020, we terminated $3.7 billion of repurchase agreements with a weighted average interest rate of 2.11% and a weighted average remaining maturity of 2.2 years. The terminated agreements were replaced with shorter duration repurchase agreements at lower prevailing market rates. We recognized losses on debt extinguishment of $146 million in other gain (loss), net for the nine months ended September 30, 2020 associated with the terminated repurchase agreements. We did not terminate any repurchase agreements during the three months ended September 30, 2020 or the prior year periods.
Reverse Repurchase Agreements
As of September 30, 2020 and December 31, 2019, we had $8.6 billion and $10.2 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $8.4 billion and $9.5 billion, respectively. As of September 30, 2020 and December 31, 2019, $3.6 billion and $5.4 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2020 and December 31, 2019 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2020	December 31, 2019
Interest rate swaps	Derivative assets, at fair value	$41	$21
Swaptions	Derivative assets, at fair value	5	126
TBA securities	Derivative assets, at fair value	84	29
U.S. Treasury futures - short	Derivative assets, at fair value	—	14
Total derivative assets, at fair value		$130	$190

Interest rate swaps	Derivative liabilities, at fair value	$—	$(2)
TBA securities	Derivative liabilities, at fair value	(8)	(4)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(5)	—
Total derivative liabilities, at fair value		$(13)	$(6)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$—	$97
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(8,372)	(9,543)
Total U.S. Treasury securities, net at fair value		$(8,372)	$(9,446)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020				December 31, 2019
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$8,750	0.04%	0.08%	2.6	$59,700	1.30%	1.58%	1.6
> 3 to ≤ 5 years	16,750	0.10%	0.08%	4.3	9,850	1.17%	1.55%	3.8
> 5 to ≤ 7 years	9,800	0.21%	0.08%	6.0	5,650	1.34%	1.70%	6.4
> 7 to ≤ 10 years	6,200	0.28%	0.08%	8.8	2,850	1.36%	1.58%	8.9
> 10 years	1,475	0.47%	0.08%	14.4	1,025	1.64%	1.78%	15.4
Total	$42,975	0.15%	0.08%	5.3	$79,075	1.29%	1.59%	2.7

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	September 30, 2020	December 31, 2019
SOFR	69%	3%
OIS	31%	86%
3M LIBOR	—%	11%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
September 30, 2020
≤ 1 year	$133	$3	6	$6,400	2.35%	9.2
> 1 year ≤ 2 years	8	2	17	500	1.87%	10.0
Total	$141	$5	7	$6,900	2.32%	9.3

December 31, 2019
≤ 1 year	$123	$80	8	$5,650	2.26%	9.3
> 1 year ≤ 2 years	53	46	16	3,200	2.50%	10.0
Total	$176	$126	11	$8,850	2.34%	9.5
________________________________
1.As of September 30, 2020 and December 31, 2019, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of September 30, 2020, 71% and 29% of the underlying swap receive rates were tied to 3-Month LIBOR and SOFR, respectively, and, as of December 31, 2019, 100% of the underlying payer swap receive rates were tied to 3-Month LIBOR.

U.S. Treasury Securities	September 30, 2020			December 31, 2019
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$(425)	$(425)	$(426)	$95	$95	$97
7 years	(1,083)	(1,081)	(1,097)	—	—	—
10 years	(6,220)	(6,386)	(6,849)	(9,224)	(9,329)	(9,543)
Total U.S. Treasury securities	$(7,728)	$(7,892)	$(8,372)	$(9,129)	$(9,234)	$(9,446)
________________________________
1.As of September 30, 2020 and December 31, 2019, short U.S. Treasury securities had a weighted average yield of 1.32% and 2.19%, respectively, and, as of December 31, 2019, long U.S. Treasury securities had a weighted average yield of 2.21%.

U.S. Treasury Futures	September 30, 2020				December 31, 2019
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,000)	$(1,390)	$(1,395)	$(5)	$(1,000)	$(1,298)	$(1,284)	$14
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2020				December 31, 2019
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.0%	$10,228	$10,514	$10,552	38	$—	$—	$—	$—
2.5%	866	907	904	(3)	805	811	812	1
3.0%	—	—	—	—	1,059	1,083	1,086	3
3.5%	—	—	—	—	241	250	250	—
4.0%	—	—	—	—	75	78	78	—
Total 15-Year TBA securities	11,094	11,421	11,456	35	2,180	2,222	2,226	4
30-Year TBA securities:
2.0%	11,375	11,694	11,736	42	—	—	—	—
2.5%	5,489	5,752	5,753	1	—	—	—	—
3.0%	395	415	413	(2)	5,008	5,052	5,073	21
3.5%	168	178	178	—	1,226	1,259	1,261	2
4.0%	—	—	—	—	(1,507)	(1,565)	(1,568)	(3)
≥ 4.5%	—	—	—	—	415	436	437	1
Total 30-Year TBA securities, net	17,427	18,039	18,080	41	5,142	5,182	5,203	21
Total TBA securities, net	$28,521	$29,460	$29,536	$76	$7,322	$7,404	$7,429	$25
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
    The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2020 and 2019 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2020:
TBA securities, net	$19,760	80,599	(71,838)	$28,521	$283
Interest rate swaps - payer	$42,075	24,975	(24,075)	$42,975	140
Payer swaptions	$9,350	—	(2,450)	$6,900	(1)
U.S. Treasury securities - short position	$(7,247)	(2,735)	2,255	$(7,727)	(15)
U.S. Treasury securities - long position	$1,132	—	(1,133)	$(1)	1
U.S. Treasury futures contracts - short position	$(1,000)	(1,000)	1,000	$(1,000)	(5)
					$403
Three months ended September 30, 2019:
TBA securities, net	$11,043	24,305	(33,381)	$1,967	$144
Interest rate swaps - payer	$74,950	82,625	(75,800)	$81,775	(482)
Interest rate swaps - receiver	$—	(175)	175	$—	—
Payer swaptions	$4,400	4,500	(250)	$8,650	(19)
U.S. Treasury securities - short position	$(7,245)	(98)	2,710	$(4,633)	(154)
U.S. Treasury securities - long position	$1,134	353	(1,278)	$209	5
U.S. Treasury futures contracts - short position	$(1,650)	(1,000)	1,650	$(1,000)	(40)
					$(546)

Nine months ended September 30, 2020:
TBA securities, net	$7,322	193,535	(172,336)	$28,521	$1,196
Interest rate swaps - payer	$79,075	100,700	(136,800)	$42,975	(3,034)
Payer swaptions	$8,850	2,000	(3,950)	$6,900	(149)
U.S. Treasury securities - short position	$(9,224)	(12,967)	14,464	$(7,727)	(1,012)
U.S. Treasury securities - long position	$95	7,011	(7,107)	$(1)	102
U.S. Treasury futures contracts - short position	$(1,000)	(3,000)	3,000	$(1,000)	(117)
					$(3,014)
Nine months ended September 30, 2019:
TBA securities, net	$7,152	70,606	(75,791)	$1,967	$390
Interest rate swaps - payer	$51,625	152,975	(122,825)	$81,775	(2,097)
Interest rate swaps - receiver	$—	(175)	175	$—	—
Payer swaptions	$3,500	7,150	(2,000)	$8,650	(71)
U.S. Treasury securities - short position	$(21,345)	(7,404)	24,116	$(4,633)	(1,084)
U.S. Treasury securities - long position	$45	1,776	(1,612)	$209	11
U.S. Treasury futures contracts - short position	$(1,650)	(4,300)	4,950	$(1,000)	(128)
					$(2,979)
________________________________
1.Amounts exclude $146 million of losses on debt extinguishment for the nine months ended September 30, 2020 (see Note 5) and other miscellaneous gains and losses for all periods presented recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
As of September 30, 2020, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (measured as the excess of the value of collateral pledged over the amount of our repurchase liabilities). As of September 30, 2020, approximately 10% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2020 and December 31, 2019 (in millions):

	September 30, 2020
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$55,136	$323	$405	$301	$56,165
CRT - fair value	423	—	—	—	423
Non-Agency - fair value	455	—	—	—	455
U.S. Treasury securities - fair value	200	—	—	—	200
Accrued interest on pledged securities	158	1	1	1	161
Restricted cash	648	—	909	—	1,557
Total	$57,020	$324	$1,315	$302	$58,961

	December 31, 2019
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$92,142	$371	$404	$206	$93,123
CRT - fair value	309	—	—	—	309
U.S. Treasury securities - fair value	453	—	—	28	481
Accrued interest on pledged securities	267	1	1	1	270
Restricted cash	111	—	340	—	451
Total	$93,282	$372	$745	$235	$94,634
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $131 million and $144 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2020 and December 31, 2019, respectively.
3.Includes margin for TBAs cleared through prime brokers and other clearing deposits.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2020 and December 31, 2019 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 5.

	September 30, 2020			December 31, 2019
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$28,729	$27,243	$82	$56,990	$55,951	$167
> 30 and ≤ 60 days	8,666	8,214	24	14,410	14,114	42
> 60 and ≤ 90 days	4,568	4,378	12	7,637	7,536	20
> 90 days	14,051	13,380	40	13,510	13,286	38
Total	$56,014	$53,215	$158	$92,547	$90,887	$267
________________________________
1.Includes $131 million and $144 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2020 and December 31, 2019, respectively.
2.Excludes $200 million and $357 million of repledged U.S. Treasury securities received as collateral from counterparties as of September 30, 2020 and December 31, 2019, respectively.
Assets Pledged from Counterparties
As of September 30, 2020 and December 31, 2019, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2020				December 31, 2019
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$8,579	$—	$211	$8,790	$10,099	$—	$1	$10,100
Cash	—	5	4	9	—	116	—	116
Total	$8,579	$5	$215	$8,799	$10,099	$116	$1	$10,216
________________________________
1.As of September 30, 2020 and December 31, 2019, $200 million and $357 million, respectively, of U.S. Treasury securities received from counterparties were repledged as collateral and $8.4 billion and $9.5 billion, respectively, were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2020 and December 31, 2019 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2020
Interest rate swap and swaption agreements, at fair value [1]	$46	$—	$46	$—	$(3)	$43
TBA securities, at fair value	84	—	84	(8)	—	76
Receivable under reverse repurchase agreements	8,625	—	8,625	(5,463)	(3,147)	15
Total	$8,755	$—	$8,755	$(5,471)	$(3,150)	$134

December 31, 2019
Interest rate swap and swaption agreements, at fair value [1]	$147	$—	$147	$(2)	$(116)	$29
TBA securities, at fair value	29	—	29	(4)	—	25
Receivable under reverse repurchase agreements	10,181	—	10,181	(9,852)	(329)	—
Total	$10,357	$—	$10,357	$(9,858)	$(445)	$54

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2020
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	8	—	8	(8)	—	—
Repurchase agreements	54,566	—	54,566	(5,463)	(49,103)	—
Total	$54,574	$—	$54,574	$(5,471)	$(49,103)	$—

December 31, 2019
Interest rate swap agreements, at fair value [1]	$2	$—	$2	$(2)	$—	$—
TBA securities, at fair value	4	—	4	(4)	—	—
Repurchase agreements	89,182	—	89,182	(9,852)	(79,330)	—
Total	$89,188	$—	$89,188	$(9,858)	$(79,330)	$—

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
Investment securities - are valued based on prices obtained from multiple third-party pricing sources. The pricing sources utilize various valuation approaches, including market and income approaches. For Agency RMBS, the pricing sources primarily utilize a matrix pricing technique that interpolates the estimated fair value based on observed quoted prices for forward contracts in the Agency RMBS "to-be-announced" market ("TBA securities") of the same coupon, maturity and issuer, adjusted to reflect the specific characteristics of the pool of mortgages underlying the Agency security, which may include maximum loan balance, loan vintage, loan-to-value ratio, geography and other characteristics as may be appropriate. For other investment securities, the pricing sources primarily utilize discounted cash flow model-derived pricing techniques to estimate the fair value. Such models incorporate market-based discount rate assumptions based on observable inputs such as recent trading activity, credit data, volatility statistics, benchmark interest rate curves, spread measurements to benchmark curves and other market data that are current as of the measurement date and may include certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and loss severities.
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
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2020 and December 31, 2019, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented.

	September 30, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$66,556	$—	$—	$98,516	$—
Agency securities transferred to consolidated VIEs	—	323	—	—	371	—
Credit risk transfer securities	—	653	—	—	976	—
Non-Agency securities	—	512	—	—	579	—
U.S. Treasury securities	—	—	—	97	—	—
Interest rate swaps	—	41	—	—	21	—
Swaptions	—	5	—	—	126	—
TBA securities	—	84	—	—	29	—
U.S. Treasury futures	—	—	—	14	—	—
Total	$—	$68,174	$—	$111	$100,618	$—
Liabilities:
Debt of consolidated VIEs	$—	$192	$—	$—	$228	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	8,372	—	—	9,543	—	—
Interest rate swaps	—	—	—	—	2	—
TBA securities	—	8	—	—	4	—
U.S. Treasury futures	5	—	—	—	—	—
Total	$8,377	$200	$—	$9,543	$234	$—
Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of September 30, 2020 and December 31, 2019, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of September 30, 2020 and December 31, 2019 due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Weighted average number of common shares issued and outstanding	552.1	546.0	552.9	539.9
Weighted average number of fully vested restricted stock units outstanding	1.1	0.4	0.9	0.4
Weighted average number of common shares outstanding - basic	553.2	546.4	553.8	540.3
Weighted average number of dilutive unvested restricted stock units outstanding	1.1	—	—	—
Weighted average number of common shares outstanding - diluted	554.3	546.4	553.8	540.3
Net income (loss) available (attributable) to common stockholders	$637	$(17)	$(1,112)	$(219)
Net income (loss) per common share - basic	$1.15	$(0.03)	$(2.01)	$(0.41)
Net income (loss) per common share - diluted	$1.15	$(0.03)	$(2.01)	$(0.41)
For the nine months ended September 30, 2020 and for the three and nine months ended September 30, 2019, 1.0 million, 0.7 million and 0.6 million, respectively, of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 10. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2020, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). During February 2020, we issued $575 million, or 23,000 shares, of 6.125% Series F Preferred Stock, for net proceeds of $557 million. As of September 30, 2020, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding, with an aggregate carrying value of $1,489 million and aggregate liquidation preference of $1,538 million. Each share of preferred stock is represented by 1,000 depositary shares.
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of September 30, 2020 (dollars and shares in millions):

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

At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the nine months ended September 30, 2020, we sold 26.7 million shares of our common stock under the sales agreements for proceeds of $439 million, or $16.46 per common share, net of offering costs. As of September 30, 2020, shares of our common stock with an aggregate offering price of $26 million remained authorized for issuance under this program through June 14, 2021.
Common Stock Repurchase Program
From time-to-time we are authorized by our Board of Directors to repurchase shares of our common stock under certain conditions. In July 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. During the three and nine months ended September 30, 2020, we repurchased 11.0 million and 23.3 million shares, or $154 million and $301 million, respectively, of our common stock for an average repurchase price of $13.95 and $12.92 per common share, respectively, including 0.7 million shares, or $10 million, of share repurchases settling in October 2020 and inclusive of transaction costs. As of September 30, 2020, we had $597 million of common stock remaining available for repurchase. See also Note 11. Subsequent Events for additional information pertaining to our common stock repurchase program.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2020	2019	2020	2019
Beginning Balance	$764	$(164)	$97	$(943)
OCI before reclassifications	70	246	777	1,016
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	—	(40)	9
Ending Balance	$834	$82	$834	$82

Note 11. Subsequent Events
Common Stock Dividend Declaration
On October 8, 2020, our Board of Directors declared a monthly dividend of $0.12 per common share payable on November 11, 2020 to common stockholders of record as of October 31, 2020.
Common Stock Repurchase Program
On October 22, 2020 our Board of Directors terminated our existing stock repurchase plan (see Note 10) that was due to expire on December 31, 2020 and replaced it with a new plan authorizing us to repurchase up to $1 billion of common stock through December 31, 2021. Under the new plan, we may repurchase shares in the open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended. Our stock repurchase program may be limited or terminated at any time without prior notice. We intend to repurchase shares under the stock repurchase program only when the repurchase price is less than our then-current estimate of tangible net book value per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2020. Our MD&A is presented in six sections:
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

Trends and Recent Market Impacts
Despite continued uncertainty regarding the COVID-19 virus and the broader macroeconomic outlook, financial markets posted significant gains for the second quarter in a row since the peak of the financial dislocations in March, driven in large part by the monetary support provided by global central banks.
During the third quarter, stable interest rates and incremental purchases of Agency RMBS by the Federal Reserve (the "Fed") of approximately $40 billion per month, supplementing its reinvestment of paydowns on its existing portfolio, were supportive of the Agency mortgage market. As mortgage rates maintain historically low levels, the prepayment risk for mortgage investors remains elevated but appears to have plateaued for several cohorts. The size of our investment portfolio, including TBA securities, for the third quarter was largely unchanged at $97.6 billion as of September 30, 2020, compared to $97.7 billion as of the end of the second quarter. We continued to shift the composition of our portfolio to lower coupon 30- and 15-year TBA securities with our higher coupon holdings concentrated in high quality, specified Agency RMBS pools, which have slower prepayment characteristics than similar coupon generic securities. Inclusive of TBA securities, the weighted average coupon on our fixed rate securities declined to 3.08% as of September 30, 2020 from 3.40% as of June 30, 2020.

Our investment portfolio outperformed relative to our interest rate hedges during the third quarter. As a result, our tangible net book value per common share increased to $15.88 per share as of September 30, 2020 from $14.92 per share as of June 30, 2020, an increase of 6.4%. The increase in book value was the primary driver of a decline in our “at risk” leverage to 8.8x from 9.2x tangible common equity as of September 30 and June 30, 2020, respectively. Our economic return on tangible common equity was 8.8% for the quarter, which includes both the increase in our tangible net asset value and dividends declared of $0.36 per common share.
The TBA dollar roll market benefited in the third quarter from the combination of heavy origination volume and ongoing Fed purchases. As such, implied financing rates in the dollar roll market were well below comparable repo levels for most coupons. Given these favorable financing terms, we increased our average TBA position to $27.8 billion for the quarter from $15.7 billion for the second quarter. As of September 30, 2020, our TBA position totaled $29.5 billion, or approximately 30% of our investment portfolio.
Our weighted average repo rate for the third quarter declined to 0.40% from 0.76% for the second quarter. Our aggregate cost of funds, which includes the implied funding cost associated with our TBA position and interest rate swap costs, declined to 0.15% for the third quarter, compared to 0.88% for the second quarter. The combination of strong TBA dollar roll performance and very low funding rates more than offset lower asset yields on our portfolio for the quarter and drove a significant increase in our net spread and dollar roll income, excluding "catch-up" premium amortization cost, a non-GAAP measure, to $0.81 per common share for the third quarter from $0.58 per common share for the second quarter. (Refer to Results of Operations below for further information regarding non-GAAP measures.)
Our net interest margin, including TBA securities and interest rate swaps and excluding "catch-up" premium amortization, increased to 2.15% for the third quarter from 1.68% for the second quarter. Looking ahead, the Fed's recently announced policy shift to average inflation targeting should cause the current low cost funding environment to persist for a prolonged period and continue to benefit our net interest margin. Notwithstanding this, our net interest margin is likely biased marginally lower, as we expect the implied funding advantage of TBA dollar rolls to contract over time to more modest levels and our average asset yield to decline as portfolio turnover is reinvested at lower prevailing asset yields.
Our investment portfolio, excluding TBA holdings, prepaid at an annualized rate of 24.3% during the third quarter, compared to 19.9% during the second quarter. Our weighted average projected CPR for the remaining life of our securities decreased to 15.9% as of September 30, 2020 from 16.6% as of June 30, 2020 largely due to changes in asset composition. Our liquidity position, consisting of unencumbered Agency RMBS and cash, totaled $5.2 billion at the end of the third quarter, which excludes unencumbered CRT securities, non-Agency securities and assets held at our broker-dealer subsidiary.
Our interest rate hedge position increased to 71% of our funding liabilities, inclusive of our net TBA position (at cost), as of September 30, 2020, compared to 66% as of June 30, 2020. Our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of all of our interest rate hedges, was largely unchanged during the third quarter at 0.0 years as of September 30, 2020 compared to -0.1 year as of June 30, 2020.
Our interest rate swap portfolio totaled $43.0 billion as of September 30, 2020, largely unchanged from $42.1 billion as of June 30, 2020. We continued to alter the composition of our swap portfolio during the third quarter, shifting to SOFR-indexed swaps and extending the maturity profile to 5.3 years as of September 30, 2020 from 5.1 years as of June 30, 2020. SOFR-indexed swaps are expected to highly correlate to changes in repo funding levels. As of September 30, 2020, 69% of our interest rate swaps were indexed to SOFR and the remainder to OIS. As of June 30, 2020, 16%, 79% and 5% of our interest rate swaps were indexed to SOFR, OIS and 3M LIBOR, respectively. Our interest rate swap repositioning in recent quarters also led to a decline in our average swap cost, as the majority of our interest swaps now reflect prevailing market rates. For the third quarter, the average pay rate on our interest rates swaps decreased to 0.15% as of September 30, 2020 from 0.39% as of June 30, 2020.
Although the ongoing economic uncertainties associated with the COVID-19 pandemic and U.S. fiscal policy continue as risks to the financial markets and prepayments will likely remain elevated, our earnings profile should continue to benefit from the broad availability of repo funding at rates near zero, muted interest rate volatility and continued Fed acquisitions of Agency RMBS. As such, in the current environment, we remain optimistic about our ability to generate positive risk-adjusted returns for our stockholders through a combination of dividends and book value growth over the near term.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2019	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Sept. 30, 2020 vs June 30, 2020		Sept. 30, 2020 vs Dec. 31, 2019
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	2.00%	1.75%	0.25%	0.25%	0.25%	—	bps	-150	bps
LIBOR:
1-Month	2.02%	1.76%	0.99%	0.16%	0.15%	-1	bps	-161	bps
3-Month	2.09%	1.91%	1.45%	0.30%	0.23%	-7	bps	-168	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.62%	1.57%	0.25%	0.15%	0.13%	-2	bps	-144	bps
5-Year U.S. Treasury	1.54%	1.69%	0.38%	0.29%	0.28%	-1	bps	-141	bps
10-Year U.S. Treasury	1.66%	1.92%	0.67%	0.66%	0.69%	+3	bps	-123	bps
30-Year U.S. Treasury	2.11%	2.39%	1.32%	1.41%	1.46%	+5	bps	-93	bps
Interest Rate Swap Rate:
2-Year Swap	1.63%	1.70%	0.49%	0.23%	0.22%	-1	bps	-148	bps
5-Year Swap	1.50%	1.73%	0.52%	0.33%	0.35%	+2	bps	-138	bps
10-Year Swap	1.56%	1.90%	0.72%	0.64%	0.71%	+7	bps	-119	bps
30-Year Swap	1.71%	2.09%	0.88%	0.92%	1.12%	+20	bps	-97	bps
30-Year Fixed Rate Agency Price:
2.0%	$95.49	$94.89	$100.91	$102.33	$103.39	+$1.06		+$8.50
2.5%	$99.55	$98.89	$103.59	$104.26	$104.90	+$0.64		+$6.01
3.0%	$101.51	$101.42	$104.83	$105.33	$104.75	-$0.58		+$3.33
3.5%	$102.58	$102.86	$105.70	$105.18	$105.40	+$0.22		+$2.54
4.0%	$103.77	$104.01	$106.67	$105.98	$106.64	+$0.66		+$2.63
15-Year Fixed Rate Agency Price:
2.0%	$99.11	$98.68	$102.66	$103.46	$103.95	+$0.49		+$5.27
2.5%	$100.85	$100.91	$103.72	$104.70	$104.44	-$0.26		+$3.53
3.0%	$102.21	$102.50	$104.61	$105.09	$104.94	-$0.15		+$2.44
3.5%	$103.42	$103.69	$105.19	$105.06	$105.81	+$0.75		+$2.12
4.0%	$104.08	$104.28	$105.56	$105.75	$106.15	+$0.40		+$1.87
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices and interest rates in the table above were obtained from Barclays. LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of September 30, 2020 and December 31, 2019, our investment portfolio consisted of $68.0 billion and $100.4 billion of investment securities, at fair value, respectively, and $29.5 billion and $7.4 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020				December 31, 2019
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$4,772	$4,970	3.12%	5%	$6,140	$6,239	3.29%	6%
15-year TBA securities, net [1]	11,421	11,456	1.86%	12%	2,222	2,226	2.91%	2%
Total ≤ 15-year	16,193	16,426	2.23%	17%	8,362	8,465	3.19%	8%
20-year RMBS	2,395	2,445	2.67%	3%	752	773	3.87%	1%
30-year:
30-year RMBS	56,140	58,863	3.63%	60%	89,483	91,062	3.67%	84%
30-year TBA securities, net [1]	18,039	18,080	2.19%	18%	5,182	5,203	2.92%	5%
Total 30-year	74,179	76,943	3.28%	79%	94,665	96,265	3.63%	89%
Total fixed rate Agency RMBS and TBA securities	92,767	95,814	3.08%	98%	103,779	105,503	3.60%	98%
Adjustable rate Agency RMBS	96	99	2.54%	—%	160	163	3.04%	—%
Multifamily	17	19	3.31%	—%	37	39	3.37%	—%
CMO Agency RMBS:
CMO	327	341	3.35%	—%	441	447	3.44%	1%
Interest-only strips	51	66	5.58%	—%	63	77	4.22%	—%
Principal-only strips	66	76	—%	—%	83	87	—%	—%
Total CMO Agency RMBS	444	483	4.11%	—%	587	611	3.48%	1%
Total Agency RMBS and TBA securities	93,324	96,415	3.09%	99%	104,563	106,316	3.59%	99%
Non-Agency RMBS	172	177	4.20%	—%	198	209	4.05%	1%
CMBS	310	335	4.13%	1%	352	370	4.49%	—%
CRT	678	653	3.31%	1%	961	976	5.07%	1%
Total investment portfolio	$94,484	$97,580	3.09%	100%	$106,074	$107,871	3.61%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 6 of the accompanying consolidated financial statements.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2020 and December 31, 2019, our TBA positions had a net carrying value of $76 million and $25 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of September 30, 2020 and December 31, 2019, the weighted average yield on our investment securities (excluding TBA securities) was 2.56% and 3.07%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of September 30, 2020 and December 31, 2019 (dollars in millions):

	September 30, 2020
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.0%	$11,135	$11,456	$11,493	—%	103.8%	2.62%	1.09%	—	12%
2.5%	1,114	1,165	1,164	10%	104.0%	3.08%	1.42%	22	15%
3.0%	1,264	1,285	1,348	94%	101.6%	3.55%	2.49%	41	13%
3.5%	1,357	1,386	1,474	100%	102.2%	4.03%	2.79%	37	15%
4.0%	784	807	850	91%	103.0%	4.60%	2.97%	35	16%
≥ 4.5%	92	94	97	97%	102.9%	4.89%	2.98%	121	17%
Total ≤ 15-year	15,746	16,193	16,426	23%	102.6%	3.69%	2.33%	31	14%
20-year:
≤ 2.5%	1,697	1,757	1,767	—%	103.6%	3.07%	1.36%	1	15%
3.0%	54	55	58	98%	102.9%	3.78%	2.14%	14	19%
3.5%	242	247	263	81%	101.8%	4.05%	2.94%	85	15%
4.0%	159	164	175	92%	103.1%	4.45%	3.06%	43	17%
≥ 4.5%	164	172	182	100%	104.5%	5.01%	3.15%	47	18%
Total 20-year:	2,316	2,395	2,445	25%	103.4%	3.42%	1.79%	17	15%
30-year:
2.0%	13,375	13,749	13,801	—%	102.8%	2.92%	1.60%	—	8%
2.5%	11,713	12,254	12,302	—%	104.5%	3.40%	1.61%	2	14%
3.0%	4,131	4,259	4,368	15%	102.9%	3.74%	2.21%	32	18%
3.5%	15,475	16,131	16,949	84%	104.2%	4.07%	2.50%	61	15%
4.0%	17,014	17,784	18,841	93%	104.5%	4.51%	2.86%	50	17%
≥ 4.5%	9,514	10,002	10,682	98%	105.1%	5.01%	3.14%	35	19%
Total 30-year	71,222	74,179	76,943	56%	104.4%	4.23%	2.58%	42	16%
Total fixed rate	$89,284	$92,767	$95,814	49%	104.2%	4.16%	2.53%	40	16%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of September 30, 2020, lower balance specified pools had a weighted average original loan balance of $115,000 and $117,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 126% and 137% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of September 30, 2020.

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
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2019.
As of September 30, 2020 and December 31, 2019, our investments in CRT and non-Agency securities had the following credit ratings:

	September 30, 2020			December 31, 2019
CRT and Non-Agency Security Credit Ratings [1]	CRT [2]	RMBS	CMBS	CRT [2]	RMBS	CMBS
AAA	$—	$—	$39	$—	$—	$43
AA	—	20	181	—	81	214
A	—	33	22	13	25	34
BBB	42	82	55	67	71	69
BB	204	27	34	471	21	10
B	252	5	4	308	4	—
Not Rated	155	10	—	117	7	—
Total	$653	$177	$335	$976	$209	$370
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2020 and December 31, 2019 and our condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2020 and 2019 (in millions, except per share amounts):

($ in Millions, Except Per Share Amounts)
Balance Sheet Data	September 30, 2020	December 31, 2019
	(Unaudited)
Investment securities, at fair value	$68,044	$100,442
Total assets	$79,968	$113,082
Repurchase agreements and other debt	$54,758	$89,410
Total liabilities	$69,248	$102,041
Total stockholders' equity	$10,720	$11,041
Net book value per common share [1]	$16.84	$18.63
Tangible net book value per common share [2]	$15.88	$17.66

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (Unaudited)	2020	2019	2020	2019
Interest income	$364	$676	$1,284	$2,074
Interest expense	62	557	622	1,668
Net interest income	302	119	662	406
Other gain (loss), net	381	(104)	(1,635)	(531)
Operating expenses	21	19	68	58
Net income (loss)	662	(4)	(1,041)	(183)
Dividends on preferred stock	25	13	71	36
Net income (loss) available (attributable) to common stockholders	$637	$(17)	$(1,112)	$(219)

Net income (loss)	$662	$(4)	$(1,041)	$(183)
Other comprehensive income, net	70	246	737	1,025
Comprehensive income (loss)	732	242	(304)	842
Dividends on preferred stock	25	13	71	36
Comprehensive income (loss) available (attributable) to common stockholders	$707	$229	$(375)	$806

Weighted average number of common shares outstanding - basic	553.2	546.4	553.8	540.3
Weighted average number of common shares outstanding - diluted	554.3	546.4	553.8	540.3
Net income (loss) per common share - basic	$1.15	$(0.03)	$(2.01)	$(0.41)
Net income (loss) per common share - diluted	$1.15	$(0.03)	$(2.01)	$(0.41)
Comprehensive income (loss) per common share - basic	$1.28	$0.42	$(0.68)	$1.49
Comprehensive income (loss) per common share - diluted	$1.28	$0.42	$(0.68)	$1.49
Dividends declared per common share	$0.36	$0.48	$1.20	$1.52

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2020	2019	2020	2019
Average investment securities - at par	$61,398	$89,741	$75,108	$88,783
Average investment securities - at cost	$63,893	$92,764	$77,783	$91,736
Average net TBA portfolio - at cost	$27,785	$10,146	$17,017	$10,012
Average total assets - at fair value	$80,058	$104,819	$93,541	$111,059
Average repurchase agreements and other debt outstanding [3]	$61,008	$87,938	$74,649	$85,406
Average stockholders' equity [4]	$10,527	$10,347	$10,595	$10,277
Average tangible net book value "at risk" leverage [5]	8.9:1	10.0:1	9.1:1	9.8:1
Tangible net book value "at risk" leverage (as of period end) [6]	8.8:1	9.8:1	8.8:1	9.8:1
Economic return on tangible common equity [7]	8.8%	2.7%	(3.3)%	9.1%
Expenses % of average total assets	0.10%	0.07%	0.10%	0.07%
Expenses % of average assets, including average net TBA position	0.08%	0.07%	0.08%	0.06%
Expenses % of average stockholders' equity	0.80%	0.73%	0.86%	0.75%
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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2020 and 2019, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$573	3.73%	$868	3.87%	$2,100	3.72%	$2,591	3.87%
Net premium amortization	(209)	(1.45)%	(192)	(0.96)%	(816)	(1.52)%	(517)	(0.86)%
Interest income (GAAP measure)	364	2.28%	676	2.91%	1,284	2.20%	2,074	3.01%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	50	0.31%	55	0.24%	350	0.60%	152	0.23%
Interest income, excluding "catch-up" premium amortization	414	2.59%	731	3.15%	1,634	2.80%	2,226	3.24%
TBA dollar roll income - implied interest income [1,2]	114	1.64%	81	3.19%	236	1.86%	248	3.28%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$528	2.30%	$812	3.16%	$1,870	2.63%	$2,474	3.24%

Weighted average actual portfolio CPR for investment securities held during the period	24.3%		13.5%		18.0%		10.0%
Weighted average projected CPR for the remaining life of investment securities held as of period end	15.9%		13.4%		15.9%		13.4%
Average 30-year fixed rate mortgage rate as of period end [4]	2.90%		3.64%		2.90%		3.64%
10-year U.S. Treasury rate as of period end	0.69%		1.66%		0.69%		1.66%

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
4.Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2020 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended September 30, 2020 vs. September 30, 2019
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$(312)	$(211)	$(101)
Estimated "catch-up" premium amortization due to change in CPR forecast	(5)	—	(5)
Interest income, excluding "catch-up" premium amortization	(317)	(211)	(106)
TBA dollar roll income - implied interest income	33	141	(108)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(284)	$(70)	$(214)
Nine months ended:
Interest Income (GAAP measure)	$(790)	$(315)	$(475)
Estimated "catch-up" premium amortization due to change in CPR forecast	198	—	198
Interest income, excluding "catch-up" premium amortization	(592)	(315)	(277)
TBA dollar roll income - implied interest income	(12)	174	(186)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(604)	$(141)	$(463)
Our average investment portfolio, inclusive of TBAs (at cost), decreased -11% and -7% for the three and nine months ended September 30, 2020, respectively, compared to the prior year periods primarily due to lower operating leverage. The decrease in our average asset yield for the three and nine months ended September 30, 2020 was due to the combination of changes in asset composition and higher premium amortization cost resulting from faster prepayment expectations.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2020	$61,008	$69,628	$54,558	$27,785	$29,460	8.9:1	8.8:1
June 30, 2020	$69,552	$72,399	$69,370	$15,662	$20,413	8.8:1	9.2:1
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
December 31, 2019	$88,677	$92,672	$89,313	$7,038	$7,404	9.5:1	9.4:1
September 30, 2019	$87,938	$92,420	$90,462	$10,146	$1,820	10.0:1	9.8:1
June 30, 2019	$86,147	$86,969	$85,367	$11,864	$11,086	10.0:1	9.8:1
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	9.4:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2020 and 2019 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic interest cost (income):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2020		2019		2020		2019
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$62	0.40%	$557	2.48%	$622	1.09%	$1,668	2.58%
TBA dollar roll income - implied interest expense (benefit) [2,3]	(41)	(0.58)%	52	2.00%	(13)	(0.10)%	178	2.32%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	21	0.09%	609	2.43%	609	0.87%	1,846	2.55%
Interest rate swap periodic interest cost (income), net [2,5]	13	0.06%	(146)	(0.58)%	41	0.06%	(317)	(0.44)%
Total economic interest expense (non-GAAP measure)	$34	0.15%	$463	1.85%	$650	0.93%	$1,529	2.11%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2020 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended September 30, 2020 vs. September 30, 2019
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$(495)	$(170)	$(325)
TBA dollar roll income - implied interest expense	(93)	90	(183)
Interest rate swap periodic interest income/cost	159	69	90
Total change in economic interest expense	$(429)	$(11)	$(418)

Nine months ended:
Repurchase agreements and other debt interest expense	$(1,046)	$(210)	$(836)
TBA dollar roll income - implied interest expense	(191)	125	(316)
Interest rate swap periodic interest income/cost	358	34	324
Total change in economic interest expense	$(879)	$(51)	$(828)
Our average mortgage borrowings, inclusive of TBAs, decreased by -9% and -4% for the three and nine months ended September 30, 2020, respectively, largely due to lower operating leverage. The decline in our average interest rate (actual and implied) on our mortgage borrowings these periods was due to lower short-term interest rates.
Additionally, during the nine months ended September 30, 2020, we terminated $3.7 billion of longer-dated repurchase agreements and replaced them with shorter duration repurchase agreements at lower prevailing market rates. We recognized losses on debt extinguishment totaling $146 million in other gain (loss) during the period associated with the terminated agreements. We did not terminate any repurchase agreements during the three months ended September 30, 2020 or the prior year periods.
The increase in our interest rate swap periodic cost for the three and nine months ended September 30, 2020 was due to declines in the average rate received on our interest rate swaps as the receive leg of our pay-fixed interest rate swaps reset to lower prevailing rates, which were partially offset by a decline in our average pay-rate. The following table presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings and the weighted average pay-fixed / receive-floating rates on our interest rate swaps for the three and nine months ended September 30, 2020 and 2019 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2020	2019	2020	2019
Average Agency repo and other debt outstanding	$61,008	$87,938	$74,649	$85,406
Average net TBA portfolio outstanding - at cost	$27,785	$10,146	$17,017	$10,012
Average mortgage borrowings outstanding	$88,793	$98,084	$91,666	$95,418
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$41,094	$77,824	$52,268	$58,459
Ratio of average interest rate swaps to mortgage borrowings outstanding	46%	79%	57%	61%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.22%	1.52%	0.80%	1.75%
Average interest rate swap receive-floating rate	(0.09)%	(2.26)%	(0.70)%	(2.48)%
Average interest rate swap net pay/(receive) rate	0.13%	(0.74)%	0.10%	(0.73)%
For the three and nine months ended September 30, 2020, we had an average forward starting swap balance of $0.7 billion and $1.0 billion, respectively. For the three and nine months ended September 30, 2019, we had an average forward starting swap balance of $2.4 billion and $3.7 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three and nine months ended September 30, 2020 was 47% and 58%, respectively, and 82% and 65%, respectively, for the corresponding prior year periods.

Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and nine months ended September 30, 2020 and 2019:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2020	2019	2020	2019
Average asset yield, excluding "catch-up" premium amortization	2.30%	3.16%	2.63%	3.24%
Average aggregate cost of funds	(0.15)%	(1.85)%	(0.93)%	(2.11)%
Average net interest spread, excluding "catch-up" premium amortization	2.15%	1.31%	1.70%	1.13%
Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2020 and 2019 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net interest income (GAAP measure)	$302	$119	$662	$406
TBA dollar roll income, net [1]	155	29	249	70
Interest rate swap periodic interest (cost) income, net [1]	(13)	146	(41)	317
Other interest and dividend income [1]	—	4	3	11
Adjusted net interest and dollar roll income	444	298	873	804
Operating expense	(21)	(19)	(68)	(58)
Net spread and dollar roll income	423	279	805	746
Dividend on preferred stock	25	13	71	36
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	398	266	734	710
Estimated "catch-up" premium amortization cost due to change in CPR forecast	50	55	350	152
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$448	$321	$1,084	$862

Weighted average number of common shares outstanding - basic	553.2	546.4	553.8	540.3
Weighted average number of common shares outstanding - diluted	554.3	547.1	554.8	540.9
Net spread and dollar roll income per common share - basic	$0.72	$0.49	$1.33	$1.31
Net spread and dollar roll income per common share - diluted	$0.72	$0.49	$1.32	$1.31
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.81	$0.59	$1.96	$1.60
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.81	$0.59	$1.95	$1.59
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2020	2019	2020	2019
Gain on sale of investment securities, net	$346	$89	$993	$281
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(365)	355	511	2,174
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	70	246	737	1,025
Total gain (loss) on investment securities, net	$51	$690	$2,241	$3,480
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
Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2020 and 2019 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Interest rate swap periodic interest income (cost), net	$(13)	$146	$(41)	$317
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	155	29	249	70
TBA securities - mark-to-market net gain (loss)	183	151	896	342
Payer swaptions	(33)	(3)	(63)	(30)
U.S. Treasury securities - long position	18	6	104	7
U.S. Treasury securities - short position	(32)	(203)	(745)	(820)
U.S. Treasury futures - short position	(2)	(94)	(97)	(189)
Interest rate swaps - termination fees and variation margin settlements, net	113	(653)	(3,013)	(2,292)
Losses on debt extinguishment	—	—	(146)	—
Other	—	—	28	(8)
Total realized gain (loss) on derivative instruments and other securities, net	402	(767)	(2,787)	(2,920)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(55)	(36)	51	(22)
Interest rate swaps	40	25	20	(122)
Payer swaptions	32	(16)	(86)	(41)
U.S. Treasury securities - long position	(17)	(1)	(2)	4
U.S. Treasury securities - short position	17	49	(267)	(264)
U.S. Treasury futures - short position	(3)	54	(20)	61
Other	(3)	(2)	(7)	1
Total unrealized gain (loss) on derivative instruments and other securities, net	11	73	(311)	(383)
Total gain (loss) on derivative instruments and other securities, net	$400	$(548)	$(3,139)	$(2,986)
For further details regarding our use of derivative instruments and related activity refer to Notes 3 and 6 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income
For the three months ended September 30, 2020 and 2019, we had estimated taxable income (loss) available (attributable) to common stockholders of $508 million and $156 million, or $0.92 and $0.29 per diluted common share, respectively. For the nine months ended September 30, 2020 and 2019, we had estimated taxable income available to common stockholders of $615 million and $523 million, or $1.11 and $0.97 per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2020 and 2019 (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2020	2019	2020	2019
Net income (loss)	$662	$(4)	$(1,041)	$(183)
Estimated book to tax differences:
Premium amortization, net	(11)	47	248	168
Realized gain/loss, net	(472)	521	2,083	2,034
Net capital loss/(utilization of net capital loss carryforward)	—	34	(394)	342
Unrealized (gain)/loss, net	354	(428)	(200)	(1,791)
Other	—	(1)	(10)	(11)
Total book to tax differences	(129)	173	1,727	742
Estimated REIT taxable income	533	169	686	559
Dividends on preferred stock	25	13	71	36
Estimated REIT taxable income (loss) available (attributable) to common stockholders	$508	$156	$615	$523
Weighted average number of common shares outstanding - basic	553.2	546.4	553.8	540.3
Weighted average number of common shares outstanding - diluted	554.3	547.1	554.8	540.9
Estimated REIT taxable income (loss) per common share - basic	$0.92	$0.29	$1.11	$0.97
Estimated REIT taxable income (loss) per common share - diluted	$0.92	$0.29	$1.11	$0.97

Beginning cumulative non-deductible net capital loss	$—	$490	$394	$182
Increase (decrease) in net capital loss carryforward	—	34	(394)	342
Ending cumulative non-deductible net capital loss	$—	$524	$—	$524
Ending cumulative non-deductible net capital loss per common share	$—	$0.97	$—	$0.97

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
Leverage
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally would expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 8.8x and 9.4x as of September 30, 2020 and December 31, 2019, respectively. The following table includes a summary of our mortgage borrowings outstanding as of September 30, 2020 and December 31, 2019 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 3, 5 and 6 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2020		December 31, 2019
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$54,366	65%	$89,085	92%
Debt of consolidated variable interest entities, at fair value	192	—%	228	—%
Total debt	54,558	65%	89,313	92%
Net TBA position, at cost	29,460	35%	7,404	8%
Total mortgage borrowings	$84,018	100%	$96,717	100%
________________________________
1.Amount excludes $200 million and $97 million of repurchase agreements used to fund purchases of U.S. Treasury securities as of September 30, 2020 and December 31, 2019, respectively.
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
The use of TBA dollar roll transactions increases our funding diversification, expands our available pool of assets, and increases our overall liquidity position, as TBA contracts have lower implied haircuts relative to Agency RMBS pools held on balance sheet funded with repo financing. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position. The collateral requirements under our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC and by our brokerage agreements, which may establish margin levels in excess of the MBSD.

To help manage the adverse impact of interest rate changes on the value of our investment portfolio as well as our cash flows, we utilize an interest rate risk management strategy involving the use of derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our variable rate liabilities increasing at a faster rate than the earnings of our long-term fixed rate assets during a period of rising interest rates. Collateral levels for interest rate derivative agreements are typically governed by the central clearing exchange and the associated futures commission merchants ("FCMs"), which may establish margin levels in excess of the clearing exchange. Collateral levels for interest rate derivative agreements not subject to central clearing are established by the counterparty financial institution.
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
Collateral requirements under our repurchase and derivative agreements are dependent on our counterparties' determination of the fair value of securities pledged and the "haircut" levels they apply against the value of our securities. Haircuts under repo agreements are typically determined on an individual transaction basis and reflect our counterparties' assessment of the underlying risk associated with the specific collateral. Haircut levels and minimum margin requirements can change overtime and could be expected to increase during periods of elevated market volatility. We are also subject to daily variation margin requirements based on changes in the value of our collateral and, in the case of derivative agreements, changes in the value of the derivative instrument. Daily variation margin requirements under our interest rate derivative agreements also entitle us to receive collateral if the value of amounts owed to us under the derivative instrument exceeds a minimum margin requirement. Our agreements may provide that the valuations of securities securing our obligations under the agreement are to be obtained from a generally recognized source agreed to by both parties to the agreement. Other agreements provide that our counterparty has the sole discretion to determine the value of pledged collateral, but is required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of September 30, 2020, we had met all our margin requirements.
The value of Agency RMBS is reduced by principal pay-downs on the mortgage pools underlying them. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end and remit payment based on these factors generally on the 25th day after month-end. Counterparties to our bi-lateral repurchase agreements typically assess margin to account for these principal pay-downs prior to our receipt of the principal repayment when pool level principal payment data becomes available. The FICC assesses margin based on its internally projected pay-down rates on the last day of each month (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the fifth day of the month, the blackout margin is released and collateralization requirements are adjusted to the actual published factor data. Consequently, our liquidity is temporarily reduced each month until we receive payment of the pay-down amounts. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of September 30, 2020, given the current market conditions and elevated prepayment risk associated with historically low interest rates, our portfolio largely consisted of higher coupon specified pool securities, which have a lower risk of prepayment compared to generic Agency RMBS, and TBA securities, which do not expose us to margin calls due to prepayments.
Haircut levels and minimum margin requirements imposed by counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. For the nine months ended September 30, 2020, haircuts on Agency RMBS collateral remained stable. Haircuts and funding levels for our less liquid, credit-oriented securities, however, were adversely impacted by the dislocation in the financial markets in the first quarter, but have since improved to more normal levels. As of September 30, 2020, the weighted average haircut on our repurchase agreements was approximately 4.4% of the value of our collateral, inclusive of collateral funded through BES, largely unchanged from December 31, 2019.
As of September 30, 2020, our unencumbered assets totaled 60% of our tangible net equity, compared to 54% as of December 31, 2019. The majority of our liquidity is held at AGNC, but we also maintain capital and excess liquidity at BES for regulatory standards, risk management purposes, and to meet expectations of its counterparties, clearing banks and clearing organizations. As of September 30, 2020, we had cash and unencumbered Agency RMBS totaling $5.2 billion, which excludes unencumbered CRT securities, non-Agency securities and assets held at BES.

Collateral haircuts and minimum margin requirements imposed by counterparties subject us to counterparty credit risk. We attempt to manage this risk by monitoring our collateral positions and limiting our counterparties to registered clearinghouses and major financial institutions with acceptable credit ratings. We also diversify our funding across multiple counterparties and by region. Additionally, BES' direct access to the General Collateral Finance Repo service offered by the FICC and other triparty and bi-lateral repo funding provides us greater depth and diversity of funding at favorable terms relative to traditional bilateral repurchase agreement funding. As of September 30, 2020, $26.2 billion of our repurchase agreement funding was sourced through BES.
As of September 30, 2020, our maximum amount at risk (or the excess value of collateral pledged over our repurchase liabilities) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 6% of our tangible stockholders' equity. As of September 30, 2020, approximately 10% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of September 30, 2020, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
Asset Sales
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). The vitality of these markets enables us to sell assets under most market conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). Under certain market conditions, however, we may be unable to realize the full "pay-up" value, or premium relative to generic Agency RMBS, of our specified pool securities; consequently, we seek to operate with a minimum level of securities that trade at or near TBA values that in our estimation enhances our portfolio liquidity across a wide range of market conditions.
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock when the price of our common stock trades below our tangible net book value or issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Notes 10 and 11 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions and our stock repurchase plan.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2020, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2020, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Forward looking statements are based on management’s assumptions, projections and beliefs as of the date of this Quarterly Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
•the impact of the COVID-19 pandemic and of measures taken in response to the COVID-19 pandemic by various governmental authorities, businesses and other third parties;
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our judgment to better reflect any unique characteristics and market trading conventions associated with certain types of securities.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of September 30, 2020 and December 31, 2019 should interest rates go up or down by 50, 75 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2020 and December 31, 2019.
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

Interest Rate Sensitivity [1,2]
	September 30, 2020		December 31, 2019
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	—%	-0.1%	-0.5%	-6.0%
-75 Basis Points	0.0%	+0.6%	-0.3%	-3.0%
-50 Basis Points	+0.1%	+0.8%	-0.1%	-0.9%
+50 Basis Points	-0.3%	-3.3%	-0.4%	-4.7%
+75 Basis Points	-0.6%	-7.2%	-0.8%	-9.1%
+100 Basis Points	-1.1%	-12.6%	-1.3%	-14.8%
________________________________
1.Derived from models that are dependent on inputs and assumptions provided by third parties, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes. Interest rates are assumed to be floored at 0% in down rate scenarios.
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
As of September 30, 2020 and December 31, 2019, our investment securities (excluding TBAs) had a weighted average projected CPR of 15.9% and 10.8%, respectively, and a weighted average yield of 2.56% and 3.07%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 50, 75 and 100 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments from prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	September 30, 2020		December 31, 2019
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	21.8%	2.26%	20.3%	2.73%
-75 Basis Points	20.9%	2.30%	17.7%	2.82%
-50 Basis Points	19.4%	2.37%	15.0%	2.90%
Actual as of Period End	15.9%	2.56%	10.8%	3.07%
+50 Basis Points	12.8%	2.68%	8.1%	3.12%
+75 Basis Points	11.5%	2.74%	7.5%	3.15%
+100 Basis Points	10.4%	2.80%	6.8%	3.16%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2020 and December 31, 2019 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.5 and 5.0 years as of September 30, 2020 and December 31, 2019, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	September 30, 2020		December 31, 2019
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.3%	+25.4%	+2.5%	+28.0%
-25 Basis Points	+1.1%	+12.7%	+1.2%	+14.0%
-10 Basis Points	+0.5%	+5.1%	+0.5%	+5.6%
+10 Basis Points	-0.5%	-5.1%	-0.5%	-5.6%
+25 Basis Points	-1.1%	-12.7%	-1.2%	-14.0%
+50 Basis Points	-2.3%	-25.4%	-2.5%	-28.0%
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
As of September 30, 2020, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of September 30, 2020, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 2% of tangible stockholders' equity and related to our derivative agreements was less than 1% of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
In July of 2019, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2020. As of September 30, 2020, the Company has repurchased shares at an aggregate amount of $403 million under the program. As of September 30, 2020, $597 million of common stock remained available for repurchase under the program. See also Note 11. Subsequent Events of our Consolidated Financial Statements in this Form 10-Q for additional information pertaining to our common stock repurchase program. The following table presents information with respect to purchases of our common stock made during the three months ended September 30, 2020 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Period	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [1]	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (in millions)
July 1, 2020 - July 31, 2020	0.0	$—	0.0	$750
August 1, 2020 - August 31, 2020	5.9	$13.92	5.9	669
September 1, 2020 - September 30, 2020	5.1	$13.98	5.1	597
Total	11.0	$13.95	11.0	$597
___________________________
1.All shares purchased by the Company were pursuant to the stock repurchase program described in Note 10 of our accompanying Consolidated Financial Statements in this Form 10-Q.

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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	November 5, 2020

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 5, 2020