Form 10-K
period 2020-12-31
AGNC Investment Corp.
filed 2021-02-26
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2020
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2020, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $5.7 billion based upon the closing price of the Registrant's common stock of $12.90 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2021 was 537,899,803.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III will be incorporated by reference from the Registrant's definitive proxy statement for the 2021 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
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
We are a leading provider of private capital to the U.S. housing market, enhancing liquidity in the residential real estate mortgage markets and, in turn, facilitating home ownership in the U.S. We invest primarily in Agency residential mortgage-backed securities ("Agency RMBS") on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as the Federal National Mortgage Association ("Fannie Mae") and the Federal Home Loan Mortgage Corporation ("Freddie Mac," and together with Fannie Mae, the "GSEs"), or by a U.S. Government agency, such as the Government National Mortgage Association ("Ginnie Mae"). We may also invest in other assets related to the housing, mortgage or real estate markets that are not guaranteed by a GSE or U.S. Government agency.
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
We are an internally managed REIT with the principal objective of providing our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through collateralized borrowings structured as repurchase agreements.
Investment Strategy
Our investment strategy is intended to:
•generate attractive risk-adjusted returns for our stockholders through monthly dividend distributions and tangible net book value accretion;
•manage an investment portfolio consisting primarily of Agency securities;
•invest a subset of the portfolio in credit-oriented and other assets related to the housing, mortgage or real estate markets that are not guaranteed by a GSE or U.S. Government agency;
•capitalize on discrepancies in the relative valuations in the Agency and non-Agency securities market;
•manage financing, interest rate, prepayment, extension and credit risks;
•continue to qualify as a REIT; and
•remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
Targeted Investments
Agency Securities
•Agency Residential Mortgage-Backed Securities. Our primary investments consist of Agency pass-through certificates representing interests in "pools" of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are in effect "passed through" to the security holders, after deducting GSE or U.S. Government agency guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. We also invest in Agency collateralized mortgage obligations ("CMOs"), which are structured instruments representing interests in Agency residential pass-through certificates, and interest-only, inverse interest-only and principal-only securities, which represent the right to receive a specified proportion of the contractual interest or principal flows of specific Agency CMO securities.

•To-Be-Announced Forward Contracts ("TBAs"). TBAs are forward contracts to purchase or sell Agency RMBS. TBA contracts specify the coupon rate, issuer, term and face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.
Non-Agency Securities
•Credit Risk Transfer ("CRT") Securities. CRT securities are risk sharing instruments that transfer a portion of the risk associated with credit losses within pools of conventional residential mortgage loans from the GSEs and/or third- parties to private investors. Full repayment of the original principal balance of CRT securities is not guaranteed by the GSE or other third-party; rather, "credit risk transfer" is achieved by writing down the outstanding principal balance of the CRT security if credit losses on the related pool of loans exceed certain thresholds. The reduced amount that issuers are obligated to repay to the security holders offsets the issuer's credit losses on the related pool of loans.
•Non-Agency Residential Mortgage-Backed Securities ("Non-Agency RMBS"). Non-Agency RMBS are securities backed by pools of residential mortgages, for which payment of principal and interest is not guaranteed by a GSE or U.S. Government agency. Instead, a private institution such as a commercial bank will package residential mortgage loans and securitize them through the issuance of RMBS. Non-Agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, overcollateralization or insurance. We may purchase investment grade instruments that benefit from credit enhancement and non-investment grade instruments that are structured to absorb more credit risk. We focus primarily on non-Agency securities where the underlying mortgages are secured by residential properties within the United States. Residential non-Agency securities are backed by residential mortgages that can be comprised of prime, non-prime, qualified and non-qualified mortgage loans. We may also purchase Agency and non-Agency multifamily securities where the collateral backing the securitization consists of loans for multi-unit housing properties.
•Commercial Mortgage-Backed Securities ("CMBS"). CMBS are securities backed by pools of commercial mortgage loans. CMBS can be structured as pass-through securities, where the cash flows generated by the collateral pool are passed on a pro rata basis to investors after netting servicer or other fees, or where cash flows are distributed to numerous classes of securities following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities, and we intend to focus on CMBS where the underlying collateral is secured by commercial properties located within the United States.
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
•Interest Rate Risk. We hedge a portion of our interest rate risk with respect to both the fixed income nature of our long-term assets and the short-term, variable rate nature of our financing. A majority of our funding is in the form of repurchase agreements, and, as a result, our financing costs fluctuate based on short-term benchmark rates, such as the U.S. federal funds rate, Secured Overnight Financing Rate ("SOFR"), and three-month London Interbank Offered Rate ("LIBOR"). Our investments are assets that primarily have fixed rates of interest with maturities up to 30 years, and the interest we earn on those assets generally does not move in tandem with the interest that we pay on our repurchase agreements. As such, we may experience reduced income or losses due to adverse interest rate movements. To mitigate a portion of such risk, we utilize hedging techniques to attempt to lock in a portion of the net interest spread between the interest we earn on our assets and the interest we pay on our borrowings.
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
•Prepayment Risk. Because residential borrowers have the option to prepay their mortgage loans at par at any time, we face the risk that we will experience a return of principal on our investments faster than anticipated. Prepayment risk generally increases when interest rates decline, and our financial results could be adversely affected as we may have to reinvest principal repayments at lower yields.

•Extension Risk. Because residential borrowers have the option to make only scheduled payments on their mortgage loans, we face the risk that a return of capital on our investment will occur slower than anticipated. Extension risk generally increases when interest rates rise, and our financial results could be adversely affected as we may have to finance our investments at potentially higher costs without the ability to simultaneously reinvest principal repayments into higher yielding securities due to a lack of or slower than anticipated borrower prepayments.
•Spread Risk. Because the market spread between the yield on our investments and the yield on benchmark interest rates, such as U.S. Treasury rates and interest rate swap rates, may vary, we are exposed to spread risk. When spreads widen, we will typically experience a loss in our tangible net book value, conversely, when spreads tighten, we will typically experience a gain in our tangible net book value. Spread movements can occur independent of interest rates and may relate to other factors impacting the mortgage and fixed income markets, such as actual or anticipated monetary policy actions by the U.S. Federal Reserve (the "Fed"), liquidity, or changes in required rates of return on different assets. Spread risk is an inherent risk we take as a levered investor in mortgage-backed securities and, as such, our strategies are generally not designed to protect our tangible net book value from adverse spread movements.
•Credit Risk. We accept mortgage credit exposure related to our CRT and other non-Agency securities at levels we deem to be appropriate within the context of our overall investment strategy. We attempt to manage this risk through prudent asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may attempt to adjust our credit exposure and/or to improve the return profile of our investment portfolio by varying the mix of our Agency and non-Agency mortgage investments and adjusting our duration gap when we believe credit performance is inversely correlated with changes in interest rates.
Our risk management actions may lower our earnings and dividends in the short-term to further our objective of preserving our net book value and maintaining attractive levels of earnings and dividends over the long-term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller interest rate changes. Our projections of exposures to interest rate, prepayment, extension and other risks are also based on models that are dependent on a number of assumptions and inputs, and actual results could differ materially from our projections.
Exemption from Regulation under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Act. So long as we qualify for this exemption, we will not be subject to leverage and other restrictions imposed on registered investment companies, which would significantly reduce our ability to use leverage. Section 3(c)(5)(C), as interpreted by the staff of the U.S. Securities and Exchange Commission ("SEC"), requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" ("55% asset test") and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff and in certain instances our own judgment, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We typically treat "partial pool" and other mortgage securities where we hold less than all the certificates issued by the pool as real estate-related assets.
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

1.At least 75% of our gross income for each taxable year generally must be derived from investments in real property or mortgages on real property.
2.At least 95% of our gross income in each taxable year generally must be derived from some combination of income that qualifies under the 75% gross income test described above, as well as other dividends, interest, and gains from the sale or disposition of stock or securities, which need not have any relation to real property.
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
1.At least 75% of the value of our total assets must be represented by some combination of "real estate assets," cash, cash items, U.S. Government securities, and, under some circumstances, temporary investments in stock or debt instruments purchased with new capital. For this purpose, mortgage-backed securities and mortgage loans are generally treated as "real estate assets." Assets that do not qualify for purposes of the 75% asset test are subject to the additional asset tests described below.
2.The value of any one issuer's securities that we own may not exceed 5% of the value of our total assets.
3.We may not own more than 10% of any one issuer's outstanding securities, as measured by either voting power or value. The 5% and 10% asset tests do not apply to securities of TRSs and qualified REIT subsidiaries and the 10% asset test does not apply to "straight debt" having specified characteristics and to certain other securities.
4.The aggregate value of all securities of all TRSs that we hold may not exceed 20% of the value of our total assets.
5.No more than 25% of the total value of our assets may be represented by certain non-mortgage debt instruments issued by publicly offered REITs (even though such debt instruments qualify under the 75% asset test).
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
Human Capital Management
We believe our success as a company ultimately depends on the strength, wellness, and dedication of our workforce. We pride ourselves on robust practices in the area of human capital management that are constantly evolving to meet the needs of our people. As of December 31, 2020, our workforce consisted of 50 full-time employees. We strive to provide each of our highly skilled employees an engaging, rewarding, supportive, and inclusive atmosphere in which to grow professionally. Our competitive and comprehensive benefits package is carefully designed to attract and retain talented personnel. We believe our low voluntary employee turnover and favorable employee survey results are a testament to the success of our human capital management initiatives.

Employee Turnover Metrics
Year	January 1	Terminations [1]	New Hires	December 31
2020	51	-1	0	50
2019	56	-6	1	51
2018	56	-2	2	56
________________________________
1.Employee terminations include voluntary and involuntary terminations. Terminations during 2018 and 2019 were primarily associated with the termination of MTGE Investment Corp.’s management services agreement with our subsidiary MTGE Management, LLC due to the sale of MTGE Investment Corp. to a third party in 2018.

Employee Communications and Engagement
We recognize the importance of ongoing open communication and engagement with our employees, and we greatly value their input. We regularly engage with our employees in a variety of ways through regular feedback with each member of our staff, anonymous employee surveys and frequent town hall meetings.
Our anonymous employee surveys are a key component of our employee engagement that provide a means of assessing job satisfaction and specific concerns of our employees. To enhance the candor and comfort of our employees, we use an outside vendor that provides verbatim comments and analysis of engagement levels on an anonymous basis. A recent anonymous employee survey indicated the Company had a satisfaction rating above 90% in many areas, including AGNC’s treatment of its employees, physical working conditions, commitment to integrity, and overall culture and environment. Based on the results of our surveys, our Board and management have implemented various ideas and recommendations received from employees.
Workplace Culture and Ethics
Our corporate culture promotes open and honest communication, fair treatment, collegiality and high ethics and compliance standards. Our Code of Ethics and Conduct ("Code of Conduct") applies to all directors, officers and employees and provides clear expectations and guidance to facilitate appropriate decisioning. Our Code of Conduct covers topics such as compliance with securities laws, conflicts of interest, giving and receiving gifts, discrimination, harassment, privacy, appropriate use of Company assets, protecting confidential information, and reporting Code of Conduct violations (including through an anonymous hotline). All employees are required to affirm their understanding of these standards on at least an annual basis. Our executive officers and human resources department maintain "open door" policies and any form of retaliation for bona fide reporting of Code of Conduct violations is expressly prohibited.
Employee Development
We have a number of policies and programs to further the professional development of our employees, including our professional certification and continuing education policy. This includes reimbursement for any supervisor-approved courses for our employees. We also maintain a regular "Lunch and Learn" series and recently launched a formal mentoring program for employees to provide direct one-on-one career guidance and cross-functional experience across various operations. These initiatives have advanced unique and professional skill sets throughout the organization.
Diversity and Inclusion
Central to our core values is that every individual deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We strive to have a diverse workforce and an inclusive and welcoming work environment that is free from wrongful discrimination. We have long maintained policies against discrimination and harassment in our workplace. Although we have a relatively small workforce and low turnover rate, our recruitment and hiring practices attempt to ensure the diversity of applicant pools for posted job openings. We also seek to engage our employees and provide them opportunities on a non-discriminatory and inclusive basis. As of December 31, 2020, 43% of our employees were women and 33% were ethnically diverse. Our Board also strives to maintain diversity and inclusion among its directors. As of December 31, 2020, three of seven directors were women and one director was ethnically diverse.
Compensation and Benefits
We seek to attract and retain the most talented employees in our industry by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy is based on rewarding each employee’s individual contributions through a combination of fixed and variable pay elements. Each employee receives a total compensation package that includes base salary, short-term incentives in the form of an annual cash bonus and long-term equity incentives. The proportion of each employee’s variable incentive versus fixed-based elements of their compensation is directly correlated to the individual’s level of responsibility and role in the organization. Generally, higher level employees have higher proportions of variable incentive-based compensation in their target mix. Similarly, within the incentive-based elements, the proportion of long-term incentive-based elements generally increases with the individual’s level of responsibility in the organization.
As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible, comprehensive and convenient medical coverage intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, employee assistance programs, voluntary short-term and long-term disability insurance, term life insurance and other benefits.

We also believe in the long-term financial wellness of our employees, and to foster maximum savings rates by our employees we offer a 401(k) Savings Plan and Company matching contributions of 100% up to 6% of each employee’s eligible compensation, subject to IRS limits.
COVID-19 and Workforce Safety
To protect the health and safety of our workforce, during the COVID-19 pandemic (the "Pandemic" or "COVID-19"), we shifted to a fully remote work-from home environment prior to any jurisdiction’s mandate to do so. We also instituted a survey in mid-2020 to understand our employees' perspective during the extreme circumstances brought about by the Pandemic, including work-from-home environment and resource issues, employee mental health and wellbeing, child-care considerations and similar matters. We used their feedback to inform decisions regarding matters such as implementing flexible work schedules, providing additional resources and equipment to improve our employees work from home experience, and demonstrating flexibility with respect to the timing and manner of eventual office re-openings. Finally, we hosted town hall meetings on a frequent basis – including weekly during the early phases of the COVID-19 pandemic in March and April and on a monthly basis thereafter – to ensure sufficient company-wide communication with our workforce during this time. Employee survey results indicated that 100% of our employees believe we responded to the COVID-19 outbreak very well or extremely well.
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
Risks Related to Our Investment and Portfolio Management Activities
We may change our targeted investments, investment guidelines and other operational policies without stockholder consent.
We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, those described in this Annual Report or under our current guidelines. Our Board of Directors also determines our other operational policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions. Our Board of Directors may amend or revise such policies or authorize transactions that deviate from them, without a vote of, or notice to, our stockholders. Any such change may increase our exposure to risks described herein or expose us to new risks that are not currently contemplated, which could materially impair our operations and financial performance.

The human and economic impacts of the COVID-19 pandemic and related events are uncertain and may negatively impact our business.
The global outbreak of the COVID-19 pandemic has extracted a significant human toll and adversely affected both the U.S. and global economies. Our business was materially impacted by the severe market disruptions and volatility resulting from the Pandemic in March and April 2020. (See Recent Trends and Market Impacts under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations of this Form 10-K for additional information). While the U.S. government and the Fed have taken actions to reduce the negative impacts of the Pandemic, and several vaccines have begun to be deployed, the extent and rate at which these actions will be effective over the longer-term are unclear, and further fiscal, monetary or other actions may be required but are not assured. Furthermore, if new, potentially more severe strains of the virus emerge, adverse conditions could persist or worsen leading to further economic and financial market instability. There may also be unintended adverse consequences resulting from the magnitude of the Fed’s stimulative measures and other actions of other policy makers that could negatively impact our business. For example:
•we may experience elevated rates of prepayments on our portfolio due to lower mortgage rates resulting from the Fed’s ongoing asset purchase program or buyouts of delinquent loans from the pools of mortgages underlying our Agency RMBS by Fannie Mae and Freddie Mac;
•an actual or anticipated reduction in the Fed’s asset purchase program or other stimulative policy measures may expose us to materially higher mortgage spread, interest rate and market volatility risks as well as lead to less favorable or potentially negative conditions in the TBA dollar roll and repo funding markets; and
•we may be exposed to increased model and forecast risks due to a lack of relevant or reliable historical correlations due to the unprecedented conditions and policy measures associated with the Pandemic.
We may be unable to take actions necessary to mitigate these or other adverse consequences resulting from the Pandemic or they may be ineffective. Consequently, our operating results may be impaired, and we could incur significant losses.
Our active portfolio management strategy may expose us to greater losses and lower returns than compared to passive strategies.
We employ an active management strategy to achieve our principal objective of preserving our tangible net book value while generating attractive risk-adjusted returns. The composition of our investment portfolio, leverage ratio and hedge composition will vary as we believe changes to market conditions, risks and valuations warrant. We may experience significant investment gains or losses when we sell investments that we no longer believe provide attractive risk-adjusted returns or when we believe more attractive alternatives are available. We may be incorrect in our assessment and select an investment portfolio that may generate lower returns than a more static management strategy. Furthermore, because of our active strategy, investors may be unable to assess changes in our financial position solely by observing changes in the mortgage market.
The Fed’s participation in the Agency mortgage market could adversely affect the value of and returns on Agency RMBS.
In March 2020, the Fed launched a series of quantitative easing measures and began unprecedented large-scale purchases of U.S. Treasury securities and Agency RMBS to restore proper market functioning and the flow of credit to U.S. households and businesses disrupted by the COVID-19 financial crisis. Although its position on these matters may change over time, the Fed has stated its intent to maintain accommodative monetary policies until its objectives of maximum employment and a long-term average target inflation rate of 2% are achieved and that it will continue to increase its holdings of Treasury securities and Agency RMBS until substantial further progress has been made towards these goals. There is no certainty that these programs will be continued, and the Fed may determine to reduce its level of purchases, curtail reinvestment in Agency RMBS or engage in outright sales.
The Fed’s involvement in the Agency mortgage market can materially impact the availability, price and returns associated with Agency RMBS. As of December 31, 2020, the Fed owned approximately 30% of all outstanding Agency RMBS. When the Fed is actively purchasing securities, asset prices and liquidity typically increase, but we may simultaneously experience materially faster rates of prepayment and we may be unable to reinvest the repayments at acceptable yields. The Fed’s participation may also adversely impact mortgage spreads. For example, mortgage spreads could widen due to increased prepayment risk when the Fed is actively conducting asset purchases. Mortgage spreads may also widen due to an actual or anticipated reduction in the Fed’s asset purchases, reinvestment rate or outright sales. Given the scale of the Fed’s asset purchases, the adverse effects of the Fed’s involvement in the Agency mortgage market (and the timing and effects of any changes in Fed programs) may be difficult to predict and could result in a material decline in our financial position. In an attempt to mitigate the impact of spread widening, we may reduce our leverage to below our normal target leverage range. We may also attempt to adjust our asset and hedge composition, but these and other actions we may take could be ill timed or ineffective.

A decline in the fair value of our assets may adversely affect our financial condition and make it costlier to finance our assets.
We record our investments at fair value with changes in fair value reported in net income or other comprehensive income. A decline in the fair value of our investments could reduce both our net income and stockholders' equity. We also use our investments as collateral for our financings and certain hedge transactions; consequently, a decline in fair value, or perceived market uncertainty about the value of our assets, could make it difficult for us to obtain financing on favorable terms or at all, or for us to maintain our compliance with terms of agreements already in place. Since we primarily invest in long-term fixed rate securities, our investment portfolio is particularly sensitive to changes in longer-term interest rates. If interest rates or other market conditions result in a decline in the fair value of our assets, we would be subject to margin calls on our existing agreements and it would decrease the amount we may borrow to purchase additional investments. If this occurs, we could be required to sell assets at adverse prices and our ability to maintain or increase our net income would be significantly restricted.
Changes in prepayment rates may adversely affect the return on our investments.
Our investment portfolio includes securities backed by pools of mortgage loans, which receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates faster or slower than anticipated, it exposes us to prepayment or extension risk. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case as other factors can affect the rate of prepayments, including loan age and size, loan-to-value ratios, housing price trends, general economic conditions and other factors.
If our assets prepay at a faster rate than anticipated, we may be unable to reinvest the repayments at acceptable yields. If the proceeds are reinvested at lower yields than our existing assets, our net interest margins would be negatively impacted. We also amortize or accrete into interest income any premiums and discounts we pay or receive at purchase relative to the stated principal of our assets over their projected lives using the effective interest method. If the actual and estimated future prepayment experience differs from our prior estimates, we are required to record an adjustment to interest income for the impact of the cumulative difference in the effective yield, which could negatively affect our interest income.
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
Prepayment rates are difficult to predict, and market conditions and technology advancements in mortgage origination channels may disrupt the historical correlation between interest rate changes and prepayment trends.
Our success depends on our ability to predict prepayment behavior under a variety of economic conditions and particularly the relationship between changing interest rates and other market conditions and the rate of prepayments. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends to assess their effects on our investment portfolio. Our analysis is based on models that depend on multiple assumptions and inputs. Many of the assumptions we use are based upon historical trends with respect to the relationship between interest rates and prepayments under normal market conditions, which may not correctly predict future prepayment activity. Dislocations in the residential mortgage market and other developments may disrupt the relationship between the way that prepayment trends have historically responded to interest rate changes and our actual prepayment experience.
Prepayment rates are also impacted by other factors beyond interest rates, such as when borrowers sell their property and use the proceeds to prepay their mortgage or when borrowers default on their mortgages and the defaulted loans are either purchased from the RMBS trust or the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Historically, Fannie Mae and Freddie Mac repurchased mortgages that are 120 days or more delinquent from RMBS trusts. However, in response to the unprecedented circumstances of COVID-19, the GSEs temporarily extended the timeline for repurchasing delinquent loans that are in forbearance. The GSE delinquent loan buyout policy was further modified on September 30, 2020 to extend the timeline for its delinquent loan buyout trigger from 4 consecutively missed monthly payments to 24 consecutively missed monthly payments. However, most delinquent loans are likely to be repurchased before the 24-month period expires for numerous reasons, including repayment or satisfaction in full, debt forgiveness, repurchases by seller/servicers under their guidelines, loan modifications, short-sales or deeds in lieu of foreclosure or referrals of loans to foreclosure. There is no guarantee that the GSEs will continue to defer buyouts of loans from the RMBS trusts during the forbearance period. Thus, the large number of loans currently delinquent or in forbearance could accelerate prepayments on our investment portfolio.
Changes to or new U.S. Government programs could also increase the availability of mortgage credit to homeowners, which could impact prepayment rates. Furthermore, current and future technological advancements are expected to improve efficiencies in mortgage origination and servicing, which may reduce borrowing costs and increase the rate of prepayment activity. The impacts of these factors are difficult to predict and may negatively affect our ability to assess prepayment risk or to implement effective hedging strategies and other techniques to reduce our exposure to prepayment risk.
The analytical models and third-party data that we rely on to manage our portfolio and conduct our business objectives may be incorrect, misleading or incomplete.
We use analytical models, data and other information to value assets, assess potential asset purchases and in connection with our risk management and hedging activities. We may source our models and data from third-parties or develop them internally. Models are dependent on multiple assumptions and inputs. Models typically also assume a static portfolio. If either the models, their underlying assumptions or data inputs prove to be incorrect, misleading or incomplete, any decisions we make in reliance on such information may be faulty and expose us to potential risks.
Many of the analytical models we use are predictive in nature, such as mortgage prepayment and default models. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. Furthermore, since predictive models are usually constructed based on historical trends using data supplied by third parties, the success of relying on such models depends heavily on the accuracy and reliability of the supplied historical data. Additionally, multiple factors could disrupt the relationships between data and historical trends, reducing the ability of our models to predict future outcomes, or even render them invalid. We are at greater risk of this occurring during periods of high volatility or unprecedented financial or economic events, such as during the COVID-19 pandemic. Consequently, actual results could differ materially from our projections. Moreover, use of different models could result in materially different projections.
Valuation models rely on the accuracy of market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is inputted correctly, "model prices" may differ substantially from market prices, especially for securities with complex characteristics or illiquid instruments. Analytical models and third-party data used to analyze securitizations backed by non-Agency and residential and commercial mortgages also expose us to the risk that the (i) collateral cash flows and/or liability structures may be incorrectly modeled in all or only certain scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
The models we use may include LIBOR as an input. The expected transition away from LIBOR may require changes to these models that may change the underlying economic relationships being modeled and the models may be run with less historical data than is currently available for LIBOR.
The fair value of our investments may not be readily determinable or may be materially different from the value that we ultimately realize upon their disposal.
We measure the fair value of our investments in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. Our determination of the fair value of our investments includes inputs provided by pricing services and third-party dealers. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, pricing services and dealers heavily disclaim their valuations and we do not have recourse against them in the event of inaccurate price quotes or other inputs used to determine the fair value of our investments. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one pricing service or dealer to another. Moreover, fair value and estimates of fair value may fluctuate over short periods of time. For these reasons, the fair value at which our investments are recorded may not be an accurate indication of their realizable value. The ultimate realization of the value of an asset depends on economic and other conditions that are beyond our control. Consequently, if we were to sell an asset, particularly in a forced liquidation, the realized value may be less than the amount at which the asset is recorded, which would negatively affect our results of operations and financial condition.
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
CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third-party market participants, that are designed to synthetically transfer mortgage credit risk from the issuing entity to private investors. The transactions are structured as unsecured and unguaranteed bonds whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by Fannie Mae or Freddie Mac. An investor in CRT securities bears the risk that the borrowers in the reference pool of loans may default on their obligations to make full and timely payments of principal and interest.
Residential mortgage loans underlying non-Agency RMBS are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. Many factors could impair a borrower's ability to repay the loan, including loss of employment, divorce, illness, acts of God (including pandemics), acts of war or terrorism, adverse changes in economic and market conditions, changes in laws and regulations, changes in fiscal policies and zoning ordinances, costs of remediation and liabilities associated with environmental conditions such as mold, and the potential for uninsured or under-insured property losses.
Commercial mortgage loans underlying CMBS are generally secured by multifamily or other commercial properties and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by numerous factors, such as: occupancy rates, tenant mix, success of tenant businesses, property management decisions, property location and condition, changes in economic or operating conditions (such as a pandemic) and other factors.
Geographic concentration of our assets can expose us to greater risk of default and loss. Repayments by borrowers and the market value of the related assets underlying our investments are affected by national as well as local and regional economic and other conditions. As a result, concentrations of investments tied to geographic regions increase the risk that adverse economic conditions or other developments affecting a region could increase the frequency and severity of losses on our investments. Additionally, assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, rising sea levels, disease, floods, hurricanes and certain climate risks) than properties in other parts of the country, and assets located in coastal states may be more susceptible to hurricanes or sea level rise than properties in other parts of the country. Areas affected by these types of events often experience disruptions in travel, transportation and tourism, loss of jobs, a decrease in consumer activity, and a decline in real estate-related investments, and their economies may not recover sufficiently to support income producing real estate at pre-event levels. These types of occurrences may increase over time or become more severe due to changes in weather patterns and other climate changes.
Private mortgage insurance may not cover losses on loans referenced to or underlying our CRT and non-Agency RMBS.
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
A significant component of the fair value of CRT and non-Agency securities and other credit risk-oriented investments is attributable to the credit spread, or the difference between the value of the credit instrument and the value of a financial instrument with similar interest rate exposure, but with no credit risk, such as a U.S. Treasury note. Credit spreads can be highly volatile and may fluctuate due to changes in economic conditions, liquidity, investor demand and other factors. Credits spreads typically widen in times of increased market uncertainty or when economic conditions have or are expected to deteriorate. Credit spreads may also widen due to actual or anticipated rating downgrades on the securities we hold or similar securities. Hedging fair value changes associated with credit spreads can be inefficient and our hedging strategies are generally not designed to mitigate credit spread risk. Consequently, changes in credit spreads could adversely affect our profitability and financial condition.
Actions of the U.S. Government, including the U.S. Congress, Fed, U.S. Treasury, Federal Housing Finance Administration ("FHFA") and other governmental and regulatory bodies may adversely affect our business.
U.S. Government actions may have an adverse impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations. U.S. banking and financial regulators have begun to examine root causes of financial dislocations that occurred in March and April 2020 in response to the Pandemic and to identify areas for potential regulatory reforms that may be adopted in the future. New regulatory requirements could adversely affect the availability or terms of financing from our lender counterparties, impose more stringent capital rules on financial institutions, restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually these new regulatory requirements could materially affect our financial condition or results of operations in an adverse way.
Federal housing finance reform and potential changes to the Federal conservatorship of Fannie Mae and Freddie Mac or to laws or regulations affecting the relationship between the GSEs and the U.S. Government may adversely affect our business.
The payments of principal and interest we receive on our Agency RMBS are guaranteed by Fannie Mae, Freddie Mac or Ginnie Mae. The guarantees on Agency securities created by Ginnie Mae are explicitly backed by the full faith and credit of the U.S. Government, whereas the guarantees on Agency securities created by Fannie Mae and Freddie Mac are not.
In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator, pursuant to its powers under The Federal Housing Finance Regulatory Reform Act of 2008, a part of the Housing and Economic Recovery Act of 2008. In addition to FHFA becoming the conservator of Fannie Mae and Freddie Mac, the U.S. Department of the Treasury has provided a liquidity backstop to Fannie Mae and Freddie Mac to ensure their financial stability. Shortly after the start of the federal conservatorships, the Secretary of the U.S. Treasury suggested that the guarantee payment structure of Fannie Mae and Freddie Mac in the U.S. housing finance market should be re-examined. In 2019, the U.S. Treasury Department and Department of Housing and Urban Development issued housing reform plans that expressed support for a future end to the conservatorships. In November 2020, the FHFA promulgated regulations that established new regulatory capital requirements for Fannie Mae and Freddie Mac. In January 2021, the U.S. Treasury Department amended the terms of its liquidity backstop to enable Fannie Mae and Freddie Mac to retain a greater amount of capital in order to achieve these levels, subject to certain conditions. These administrative actions may have significant impact on the source, pricing, volume and nature of Agency RMBS and other mortgage securities that Fannie Mae and Freddie Mac issue, which may reduce or otherwise impact their availability in the future.
Further administrative and/or legislative actions may be taken that affect structural GSE and federal housing reform, alter the amount or nature of the credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, or modify the future roles of Fannie Mae and Freddie Mac in housing finance. Any legal or administrative actions affecting these GSEs may create market uncertainty, may have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by them or may otherwise impact the size and scope of the Agency RMBS markets. Administrative or legislative action that would terminate the conservatorships without simultaneously providing for a sufficiently robust U.S. government guaranty could re-define what constitutes an Agency security and have broad adverse implications for the mortgage markets and our business: such changes could subject Agency RMBS to Fannie Mae or Freddie Mac credit risk, make them more difficult to finance, and cause their values to decline.
We may be unable to acquire desirable investments due to competition, a reduction in the supply of new production Agency RMBS having the specific attributes we seek, and other factors.
Our profitability depends on our ability to acquire our target assets at attractive prices. We may seek assets that include specific attributes that affect their propensity for prepayment under certain market conditions or enable us to satisfy asset test requirements to maintain our REIT qualification status or exemption from regulation under the Investment Company Act (such as "whole pool" Agency RMBS). The supply of our target assets may be impacted by policies and procedures adopted by the GSEs, such as pooling practices, or their regulator, the FHFA, or actions by other governmental agencies. Housing finance reform measures may also impact the supply and availability of our target assets. Consequently, a sufficient supply of our target assets may not be available or available at attractive prices. We may also compete for these assets with a variety of other investors, including other REITs, specialty finance companies, public and private funds, government entities, banks, insurance companies and other financial institutions, who may have competitive advantages over us, such as a lower cost of funds and access to funding sources not available to us. If we are unable to acquire a sufficient supply of our target assets, we may be unable to achieve our investment objectives or to maintain our REIT qualification status or exemption from regulation under the Investment Company Act.
Risks Related to Our Financing and Hedging Activities
Our use of significant leverage increases the risk that we may incur substantial losses.
Our strategy involves the significant use of leverage which will vary depending on our assessment of market conditions and risk adjusted returns. We generally expect to maintain our leverage between six to twelve times the amount of our tangible stockholders' equity, but we may operate at levels outside of this range for extended periods. We incur leverage by borrowing against a substantial portion of the market value of our assets. While leverage is fundamental to our investment strategy, it also creates significant risks because leverage amplifies the effect of changes in underlying asset values. Because of our leverage, we may incur substantial losses if the value of our investments declines or if mortgage spreads widen and our investments underperform our interest rate hedges.
Spread risk is an inherent component of our business as a levered investor.
When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our tangible net book value will typically decline. We refer to this as "spread risk" or "basis risk." As a levered investor primarily in fixed-rate Agency RMBS, spread risk is an inherent component of our investment strategy. Although we use hedging instruments to attempt to protect against moves in interest rates, our hedges will typically not protect us against spread risk. Spreads may widen due to numerous factors, including changes in mortgage and fixed income markets due to actual or expected monetary policy actions by U.S. and foreign central banks, market liquidity or changes in investor return requirements and sentiment. Wider spreads can occur independent of moves in interest rates.
We may be unable to procure adequate financing or to renew or replace existing financing as it matures.
We rely primarily on short-term borrowings to finance our mortgage investments. Consequently, our ability to achieve our investment objectives depends not only on our ability to borrow sufficient amounts and on favorable terms, but also our ability to renew or replace our maturing short-term borrowings on a continuous basis. A variety of factors could prevent us from being able to achieve our intended borrowing and leverage objectives, including:
•disruptions in the repo market that adversely impact the availability and cost of repo funding, including failure of the Fed and other policy makers to stabilize the repo market or a discontinuation of such stabilization measures;
•lenders require additional collateral to cover our borrowings, which we may be unable to deliver;
•lenders exit the market or are unwilling to make repurchase agreements or other financing arrangements available to us at acceptable rates and terms;
•regulatory capital requirements or other limitations imposed on our lenders that may negatively impact their ability or willingness to lend to us;
•our failure to satisfy covenants, leverage limits, or other requirements imposed by our lenders, in which case our lenders may terminate and cease entering into repurchase transactions with us; and
•our wholly-owned captive broker-dealer’s inability to continually meet FINRA and FICC regulatory and membership requirements, which may change over time, resulting in our inability to access triparty repo funding through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity.
Because of these and other factors, there is no assurance that we will be able to secure financing on terms that are acceptable to us. If we cannot obtain sufficient funding on acceptable terms, we may have to sell assets possibly under adverse market conditions.
Our borrowing costs may increase at a faster pace than the yield on our investments.
Our borrowing costs are particularly sensitive to changes in short-term interest rates, as well as overall funding availability and market liquidity, whereas the yield on our fixed rate assets is largely influenced by longer-term rates and conditions in the mortgage market. Consequently, our borrowing costs may rise at a faster pace or decline at a slower pace than the yield on our assets, negatively impacting our net interest margin. In extreme scenarios, our net interest margin could even turn negative.

It may be uneconomical to roll our TBA dollar roll transactions and we may be required to take physical delivery of the underlying securities and fund our obligations with cash or other financing sources.
We utilize TBA dollar roll transactions as an alternate means of investing in and financing Agency RMBS, which represent a form of off-balance sheet financing and increase our "at risk" leverage. It may become uneconomical for us to roll forward our TBA positions prior to their settlement dates due to market conditions, which can be impacted by a variety of factors including the Fed’s purchases and sales of Agency RMBS in the TBA market. TBA dollar roll transactions include a deferred purchase price obligation on our part, and an inability or unwillingness to continue to roll forward our position has effects similar to a termination of financing: In that circumstance, we would be required to settle the obligations for cash and would then take physical delivery of underlying Agency RMBS. We may not have sufficient funds or alternative financing sources available to settle such obligations. If we take delivery of the underlying securities, we expect to receive the "cheapest to deliver" securities with the least favorable prepayment attributes that satisfy the terms of the TBA contract. Additionally, the specific securities that we receive may include few, if any, “whole pool” securities, which could inhibit our ability to remain exempt from and regulation as an investment company under the Investment Company Act (see “Loss of our exemption from regulation pursuant to the Investment Company Act would adversely affect us” below). TBA contracts also subject us to margin requirements as described further below. Our inability to roll forward our TBA positions or failure to obtain adequate financing to settle our obligations or to meet margin calls under our TBA contracts could force us to sell assets under adverse market conditions potentially causing us to incur significant losses.
Our funding and derivative agreements subject us to margin calls that could result in defaults or force us to sell assets under adverse market conditions or through foreclosure.
Our financing and hedging arrangements require that we maintain certain levels of collateral with our counterparties, called margin, to protect them from loss in the event we default on our obligations. Our counterparties in these arrangements require us to post additional margin if the value of the posted collateral declines to re-establish the agreed-upon collateral level. Our fixed-rate collateral is generally more susceptible to margin calls due to its price sensitivity to changes in interest rates. In addition, some collateral may be less liquid than other instruments, which could cause it to be more susceptible to margin calls in a volatile market environment. Additionally, faster rates of prepayment increase the magnitude of potential margin calls as there is a time lag between the effective date of the prepayment and when we receive the principal payment.
Our derivative agreements also subject us to margin calls. Collateral requirements under our derivative agreements are typically dictated by contract or clearinghouse rules and regulations adopted by the U.S. Commodity Futures Trading Commission (“CFTC”) and regulators of other countries. Thus, changes in clearinghouse rules and other regulations can increase our margin requirements and the cost of our hedges. Our counterparties typically have the sole discretion to determine eligible collateral, the value of our collateral and, in the case of our derivative counterparties, the value of our derivative instruments. Additionally, for cleared swaps and futures, the futures commission merchant, or FCM, that we transact through typically has the right to require more collateral than the clearinghouse requires.
The requirement to meet margin calls can create liquidity risks. In the event of a margin call, we must generally provide additional collateral on the same business day. Following an event of default, we could be required to settle our obligations under the agreements. Our derivative agreements may also contain cross default provisions under which a default under our other indebtedness may cause an event of default under the derivative agreement. The threat or occurrence of margin calls or the forced settlement of our obligations under our agreements could force us to sell our investments under adverse market conditions and result in substantial losses.
Our funding and derivative agreement counterparties may not fulfill their obligations to us as and when due.
If a repurchase agreement counterparty defaults on its obligation to resell collateral to us, we could incur a loss on the transaction equal to the difference between the value of our collateral and the amount of our borrowing. Similarly, if a derivative agreement counterparty fails to return collateral to us at the conclusion of the derivative transaction or fails to pledge collateral to us or to make other payments we are entitled to under the terms of our agreement as and when due, we could incur a loss equal to the value of our collateral and other amounts due to us.
We attempt to limit our counterparty exposure by diversifying our funding across multiple counterparties and limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings. However, these measures may not sufficiently reduce our risk of loss. Central clearing exchanges typically attempt to reduce the risk of default by requiring initial and daily variation margin from their clearinghouse members and maintain guarantee funds and other resources that are available in the event of default. Nonetheless, we could be exposed to a risk of loss if an exchange or one or more of its clearing members defaults on its obligations. Most of the swaps that we enter into must be cleared by a Derivatives Clearing Organization, or DCO. DCOs are subject to regulatory oversight, use extensive risk management processes, and might receive "too big to fail" support from the government in the case of insolvency. We access the DCO through several FCMs, which may establish their own collateral requirements beyond that of the DCO. Consequently, for any cleared swap, we bear the credit risk of both the DCO and the relevant FCM as to obligations under our swap agreements. The enforceability of our derivative and repurchase agreements may also depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements.
Our rights under repurchase agreements in the event bankruptcy or insolvency may be limited.
In the event of our bankruptcy or insolvency, our repurchase agreements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the lender under the applicable repurchase agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral without delay. In the event of a lender’s insolvency or bankruptcy, the lender may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the lender for damages may be treated simply as an unsecured creditor. In addition, if the lender is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to recover our assets under a repurchase agreement or to be compensated for any damages resulting from the lender's insolvency may be further limited by those statutes. Recoveries on these claims could be subject to significant delay and, if received, could be substantially less than the damages incurred.
Our hedging strategies may be ineffective.
We attempt to limit, or hedge against, the adverse effect of changes in interest rates on the value of our assets and financing costs, subject to complying with REIT tax requirements. Hedging strategies are complex and do not fully protect against adverse changes under all circumstances. Our business model also calls for accepting certain amounts of risk. Consequently, our hedging activities are generally designed to limit interest rate exposure, but not to eliminate it, and they are generally not designed to hedge against spread risk and other risks inherent to our business model.
Our hedging strategies may vary in scope based on our portfolio composition, liabilities and our assessment of the level and volatility of interest rates, expected prepayments, credit and other market conditions, and are expected to change over time. We could fail to properly assess a risk or fail to recognize a risk entirely, leaving us exposed to losses without the benefit of any offsetting hedges. Furthermore, the techniques and derivative instruments we select may not have the effect of reducing our risk. Poorly designed hedging strategies or improperly executed transactions could increase our risk of loss. Hedging activities could also result in losses if the hedged event does not occur. Numerous other factors can impact the effectiveness of our hedging strategies, including the following:
•the cost of interest rate hedges;
•the degree to which the interest rate hedge benchmark rate correlates to the interest rate risk being hedged;
•the degree to which the duration of the hedge matches that of the related asset or liability, particularly as interest rates change;
•the amount of income that a REIT may earn from hedging transactions that do not satisfy certain requirements of the Internal Revenue Code or that are not done through a TRS; and
•the degree to which the value of our interest rate hedges changes relative to our assets as a result of fluctuations in interest rates, passage of time, or other factors.
Additionally, regulations adopted by the CFTC and regulators of other countries could adversely affect our ability to engage in derivative transactions or impose increased margin requirements and require additional operational and compliance costs. Consequently, our hedging strategies may fail to protect us from loss and could even result in greater losses than if we had not entered in the hedge transaction.
The discontinuation of LIBOR could negatively impact the dividends we pay on our fixed-to-floating rate cumulative redeemable preferred stock and the value of our variable rate financial instruments.
Our outstanding fixed-to-floating rate cumulative redeemable preferred stock agreements are indexed to three-month USD LIBOR. In addition, we also have certain investments and interest rate derivatives that reference USD LIBOR. In July 2017, the United Kingdom Financial Conduct Authority announced that it intends to phase out the use of LIBOR by the end of 2021. In November 2020, ICE Benchmark Administration (IBA), the administrator of LIBOR, signaled a potential extension of USD LIBOR, announcing a December consultation on its intention to publish one-month and three-month USD LIBOR, along with three other tenors, through June 30, 2023.
The Alternative Reference Rates Committee (“ARRC”), a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate (“SOFR”) as its preferred alternative rate for USD LIBOR. SOFR is a measure of the cost of borrowing cash overnight, collateralized by U.S. Treasury securities, and is based on directly observable U.S. Treasury-backed repurchase transactions. The U.S. Treasury-backed overnight repo market is highly liquid, but there is currently no robust market for determining forward-looking SOFR term rates. Switching existing financial instruments from LIBOR to SOFR requires calculations of a fixed spread to account for differences between the two, which may not favor all parties equally. Additionally, certain of our LIBOR based contracts may not contain fallback language for the permanent discontinuation of LIBOR, which may result in disputes or litigation over the appropriateness of the substitute index and fixed spread to LIBOR.
Risks Related to Our Business Operations
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
We are highly dependent on information systems and third-parties, and system failures or cybersecurity incidents incurred by us or the third-parties that we rely on could significantly disrupt our ability to operate our business.
Our business is highly dependent on communications and information systems. Any failure or interruption of our systems or cyber-attacks or security breaches of our networks or systems could cause delays or other problems in our securities trading and risk management activities. A disruption or breach could also lead to unauthorized access to and release, misuse, loss or destruction of our confidential information or confidential information of our employees or third parties, which could lead to regulatory fines, costs of remediating the breach, reputational harm, financial losses, litigation and increased difficulty doing business with third parties that rely on us to meet their own data protection requirements. In addition, we also face the risk of operational failure, termination or capacity constraints of any of the third parties with which we do business or that facilitate our business activities, including clearing agents or other financial intermediaries we use to facilitate our securities transactions, if their respective systems experience failure, interruption, cyberattacks, or security breaches. We may face increased costs as we continue to evolve our cyber defenses to contend with changing risks. These costs and losses associated with these risks are difficult to predict and quantify but could have a significant adverse effect on our operating results. Additionally, the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving.
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
We believe that we operate in a manner that allows us to qualify as a REIT for U.S. federal income tax purposes under Sections 856 through 860 of the Internal Revenue Code of 1986, as amended, and Treasury Regulations promulgated thereunder. We plan to continue to meet the requirements for taxation as a REIT. The determination that we are a REIT requires an analysis of various factual matters and circumstances that may not be totally within our control, and our compliance with the annual REIT income and quarterly asset requirements depends upon our ability to successfully manage the composition of our income and assets on an ongoing basis. For example, to qualify as a REIT, at least 75% of our gross income must come from real estate sources and 95% of our gross income must come from real estate sources and certain other sources that are itemized in the REIT tax laws. Additionally, our ability to satisfy the REIT asset tests depends upon our analysis of the characterization and fair market values of our assets, some of which are not susceptible to a precise determination, and for which we will not obtain independent appraisals. Furthermore, the proper classification of an instrument as debt or equity for federal income tax purposes may be uncertain in some circumstances, which could affect the application of the REIT asset requirements. We are also required to distribute to stockholders at least 90% of our REIT taxable income (determined without regard to the deduction for dividends paid and by excluding any net capital gain).
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
New legislation or administrative or judicial action could make it more difficult or impossible for us to remain qualified as a REIT or it could otherwise adversely affect REITs and their stockholders.
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
We may generate taxable income greater than our reported income prepared in accordance with GAAP. Differences in the timing of the recognition of taxable income and deductible expenses and the actual receipt or disbursement of cash may also occur. For example, market gains and losses on our hedging instruments, such as interest rate swaps, may be deferred for income tax purposes and amortized into taxable income over the original contract term of the instrument even if we have exited the instrument and settled such gains or losses for cash. We are also not allowed to reduce our taxable income for a net capital loss incurred; instead, the net capital loss may be carried forward for a period of up to five years and applied against future capital gains subject to our ability to generate sufficient capital gains, which cannot be assured. If we do not have funds available in these situations to meet our REIT distribution requirements or to avoid corporate income taxes or the 4% excise tax altogether, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions.
We may choose to pay dividends in our own stock, in which case stockholders may be required to pay income taxes in excess of cash dividends received.
We may in the future distribute taxable dividends that are payable in cash and shares of our common stock at the election of each stockholder. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends that are in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
Even if we remain qualified as a REIT, we may face other tax liabilities that reduce our cash flow.
Even if we remain qualified for taxation as a REIT, we may nonetheless be subject to certain federal, state and local taxes on our income and assets, including the following items. Any of these or other taxes we may incur would decrease cash available for distribution to our stockholders.
•Regular U.S. federal and state corporate income taxes on any undistributed taxable income, including undistributed net capital gains.
•A non-deductible 4% excise tax if the actual amount distributed to our stockholders in a calendar year is less than a minimum amount specified under Federal tax laws.
•Corporate income taxes on the earnings of subsidiaries, to the extent that such subsidiaries are subchapter C corporations and are not qualified REIT subsidiaries or other disregarded entities for federal income tax purposes.
•A 100% tax on certain transactions between us and our TRSs that do not reflect arm's-length terms.
•If we acquire appreciated assets from a corporation that is not a REIT (i.e., a corporation taxable under subchapter C of the Internal Revenue Code) in a transaction in which the adjusted tax basis of the assets in our hands is determined by reference to the adjusted tax basis of the assets in the hands of the subchapter C corporation, we may be subject to tax on such appreciation at the highest corporate income tax rate then applicable if we subsequently recognize a gain on a disposition of any such assets during the five-year period following their acquisition from the subchapter C corporation.
•A 100% tax on net income and gains from "prohibited transactions."
•Penalty taxes and other fines for failure to satisfy one or more requirements for REIT qualification.
Complying with REIT requirements may cause us to forgo otherwise attractive opportunities.
To remain qualified as a REIT for U.S. federal income tax purposes, we must continually satisfy tests concerning, among other things, the sources of our income, the nature and diversification of our assets, the amounts that we distribute to our stockholders and the ownership of our stock. We may be required to make distributions to stockholders at disadvantageous times or when we do not have funds readily available for distribution, and we may be unable to pursue investments that would be otherwise advantageous to us in order to remain qualified as a REIT. Thus, compliance with the REIT requirements may hinder our ability to make and, in certain cases, to maintain ownership of, certain attractive investments.
Complying with REIT requirements may force us to liquidate otherwise attractive investments.
To remain qualified as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. As a result, we may be required to sell otherwise attractive investments from our investment portfolio. These actions could have the effect of reducing our income and amounts available for distribution to our stockholders.

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
The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our liabilities. Any income from a properly designated hedging transaction to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests. To the extent that we enter into other types of hedging transactions, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As such, we may have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities as our TRS would be subject to tax on gains or expose us to greater risks associated with changes in interest rates than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.
Uncertainty exists with respect to the treatment of our TBAs for purposes of the REIT asset and income tests.
There is no direct authority with respect to the qualification of TBAs as real estate assets or U.S. Government securities for purposes of the 75% asset test or the qualification of income or gains from dispositions of TBAs as gains from the sale of real property or other qualifying income for purposes of the 75% gross income test. However, we treat our TBAs as qualifying assets for purposes of the REIT 75% asset test, and we treat income and gains from our TBAs as qualifying income for purposes of the 75% gross income test, based on a legal opinion of Skadden, Arps, Slate, Meagher & Flom LLP (“Skadden”) substantially to the effect that (i) for purposes of the REIT asset tests, our ownership of a TBA should be treated as ownership of the underlying Agency RMBS, and (ii) for purposes of the 75% REIT gross income test, any gain recognized by us in connection with the settlement of our TBAs should be treated as gain from the sale or disposition of the underlying Agency RMBS. Opinions of counsel are not binding on the IRS, and no assurance can be given that the IRS will not successfully challenge the conclusions set forth in such opinions. In addition, it must be emphasized that Skadden’s opinion is based on various assumptions relating to our TBAs and is conditioned upon fact-based representations and covenants made by our management regarding our TBAs. No assurance can be given that the IRS would not assert that such assets or income are not qualifying assets or income. If the IRS were to successfully challenge Skadden’s opinion, we could be subject to a penalty tax or we could fail to remain qualified as a REIT if a sufficient portion of our assets consists of TBAs or a sufficient portion of our income consists of income or gains from the disposition of TBAs.
Qualifying as a REIT involves highly technical and complex provisions of the Internal Revenue Code.
Qualification as a REIT involves the application of highly technical and complex Internal Revenue Code provisions on a continuous basis for which only limited judicial and administrative authorities exist. Our application of such provisions may be dependent on interpretations of the provisions by the staff of the Internal Revenue Service, which may change over time. Even a technical or inadvertent violation of the Internal Revenue Code provisions could jeopardize our REIT qualification.
The tax on prohibited transactions could limit our ability to engage in certain transactions.
Net income that we derive from a "prohibited transaction" is subject to a 100% tax. The term "prohibited transaction" generally includes a sale or other disposition of property that is held primarily for sale to customers in the ordinary course of a trade or business by us or by a borrower that has issued a shared appreciation mortgage or similar debt instrument to us. We could be subject to this tax if we were to dispose of assets or structure transactions in a manner that is treated as a prohibited transaction for federal income tax purposes.
We intend to structure our activities to avoid classification as prohibited transactions. As a result, we may choose not to engage in certain transactions at the REIT level that might otherwise be beneficial to us. In addition, whether property is held "primarily for sale to customers in the ordinary course of a trade or business" depends on the particular facts and circumstances. Thus, no assurance can be given that any property that we sell will not be treated as such or that we can comply with certain safe-harbor provisions of the Internal Revenue Code that would prevent such treatment. The 100% tax does not apply to gains from the sale of property that is held through a TRS or other taxable corporation, although such income will be subject to tax at the entity’s regular corporate rates.

Distributions to tax-exempt investors may be classified as unrelated business taxable income.
Although distributions with respect to our common stock generally do not constitute unrelated business taxable income, there are some circumstances where they may. If (i) we generate "excess inclusion income" as a result of all or a portion of our assets being subject to rules relating to "taxable mortgage pools" or as a result of holding residual interests in a REMIC or (ii) we become a "pension held REIT," then a portion of the distributions to tax exempt investors may be subject to U.S. federal income tax as unrelated business taxable income under the Code.
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
The specific real estate related assets that we acquire are limited by the provisions of the Investment Company Act and the rules and regulations promulgated thereunder. In satisfying the 55% requirement, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we directly or indirectly hold all the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests based on pronouncements of the SEC staff. We treat partial pool securities, CRT and other mortgage related securities as real estate-related assets. Consequently, our ability to satisfy the exemption under the Investment Company Act is dependent upon our ability to acquire and hold on a continuous basis a sufficient amount of whole pool securities. The availability of whole pool securities may be adversely impacted by a variety of factors, including GSE pooling practices, which can change over time, housing finance reform initiatives and competition for whole pool securities with other mortgage REITs.
Additionally, if the SEC determines that any of our securities are not qualifying interests in real estate or real estate-related assets, otherwise believes we do not satisfy the above exceptions or changes its interpretation with respect to these securities or the above exceptions, we could be required to restructure our activities or sell certain of our assets. As such, we cannot guarantee that we will be able to acquire or hold enough whole pool securities to maintain our exemption under the Investment Company Act, and our compliance with these requirements may at times lead us to adopt less efficient methods of financing certain of our investments or to forego acquiring higher yielding securities. Importantly, if we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we currently conduct it, which could materially and adversely affect our business.
Risks Related to Our Common Stock
The market price and trading volume of our common stock may be volatile.
The market price and trading volume of our common stock may be highly volatile and subject to wide fluctuations. If the market price of our common stock declines significantly, stockholders may be unable to resell shares at a gain. Furthermore, fluctuations in the trading price of our common stock may adversely affect the liquidity of our common stock and our ability to raise additional equity capital. Price fluctuations may result in our stock trading below our reported net tangible book value per share for extended periods of time. Variations in the price of our common stock can be affected by any one of the risk factors described herein. Variations may also occur due to a variety of factors unrelated to our financial performance, such as:
•general market and economic conditions;
•changes in government policy, rules and regulations applicable to mortgage REITs, including tax laws, financial accounting and reporting standards, and exemptions from the Investment Company Act of 1940, as amended;
•actual or anticipated variations in our quarterly operating results as well as relative to levels expected by securities analysts;
•issuance of shares of common stock or securities convertible into common stock, which may be issued at a price below tangible net book value per share of common stock;
•changes in market valuations of similar companies;
•adverse market reaction to any increased indebtedness we incur in the future or issuance of preferred stock senior in priority to our common stock;
•actions by stockholders, individually or collectively;
•additions or departures of key management personnel;
•speculation in the press or investment community;

•actual or anticipated changes in our dividend policy; and
•changes to our targeted investments or investment guidelines.
We have not established a minimum dividend payment level and may be unable to pay dividends in the future.
We intend to pay monthly dividends to our common stockholders in an amount that all or substantially all our taxable income is distributed within the limits prescribed by the Internal Revenue Code. However, we have not established a minimum dividend payment level and the amount of our dividend may fluctuate. Our ability to pay dividends may be adversely affected by the risk factors described herein. All distributions will be made at the discretion of our Board of Directors and will depend on our earnings and financial condition, the requirements for REIT qualification and such other factors as our Board of Directors deems relevant from time to time. Additionally, our preferred stock has a preference on dividend payments and liquidating distributions that could limit our ability to pay dividends to the holders of our common stock. Therefore, we may not be able to make distributions in the future or our Board of Directors may change our dividend policy.
Our certificate of incorporation generally does not permit ownership of more than 9.8% of our common or capital stock and attempts to acquire amounts above this limit will be ineffective unless an exemption is granted by our Board of Directors.
For the purpose of complying with REIT ownership limitations under the Internal Revenue Code, our amended and restated certificate of incorporation generally prohibits beneficial or constructive ownership by any person of more than 9.8% of our common or capital stock (by value or by number of shares, whichever is more restrictive), unless exempted by our Board of Directors. Such constructive ownership rules are complex and may cause the outstanding stock owned by a group of related individuals or entities to be deemed to be constructively owned by one individual or entity. As a result, the acquisition of 9.8% or less of the outstanding stock by an individual, entity or group could result in constructive ownership greater than 9.8% and thus be subject to our amended and restated certificate of incorporation's ownership limit. Any attempt to own or transfer shares of our common or preferred stock more than the ownership limit without the consent of the Board of Directors will result in the shares being automatically transferred to a charitable trust or, if the transfer to a charitable trust would not be effective, such transfer being treated as invalid from the outset. Such ownership limit could also delay or prevent a transaction or a change in our control that might involve a premium price for our common stock or otherwise be in the best interest of our stockholders.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of January 31, 2021, 537,899,803 shares of common stock were issued and outstanding, which were held by 1,224 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Dividends
We intend to pay dividends monthly to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." Additionally, holders of depositary shares underlying our preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. See Note 9 to our Consolidated Financial Statements in this Form 10-K for a description of our preferred stock and for common and preferred stock dividends paid for the three years ended December 31, 2020. All distributions to stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.
Stock Repurchase Program
On October 26, 2020, we announced that our Board of Directors terminated a previously existing stock repurchase authorization that was due to expire December 31, 2020 and replaced it with a new authorization to repurchase up to $1 billion of common stock through December 31, 2021. As of December 31, 2020, the Company had repurchased shares an aggregate amount of $101 million under the program and had $0.9 billion of common stock remaining available for repurchase. The following table presents information with respect to purchases of our common stock made during the fourth quarter ended December 31, 2020 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts).

Period [1]	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (in millions)
October 1, 2020 - October 31, 2020	0.0	$—	0.0	$1,000
November 1, 2020 - November 30, 2020	0.9	$14.17	0.9	987
December 1, 2020 - December 31, 2020	5.7	$15.50	5.7	899
Total	6.6	$15.32	6.6	$899
___________________________
1.Amounts are reported based on the trade date of the share repurchase.
 Equity Compensation Plan Information
 The following table summarizes information, as of December 31, 2020, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See Note 10 to our Consolidated Financial Statements in this Form 10-K for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	4,911,475	$—	4,803,022
Equity compensation plans not approved by security holders	—	—	—
Total	4,911,475	$—	4,803,022
________________________________
1.Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2020.

2.Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph
The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2015, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index; and (iv) an index of selected issuers in our peer group, composed of Annaly Capital Management, Inc., Anworth Mortgage Asset Corporation, Capstead Mortgage Corporation, Armour Residential REIT, Inc, Two Harbors Investment Corp, Invesco Mortgage Capital, Inc and Dynex Capital, Inc (collectively, the "Agency REIT Peer Group").

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AGNC Investment Corp., The S&P 500 Index,
The FTSE NAREIT Mortgage REITs Index, and Agency REIT Peer Group

220
200
180
160
140
120
100
80
60
12/31/15
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
AGNC Investment Corp.
S&P 500
FTSE NAREIT Mortgage REITs
Agency REIT Peer group

________________________________
*$100 invested on 12/31/15 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2020	2019	2018	2017	2016
AGNC Investment Corp.	$158.88	$161.53	$142.54	$146.20	$118.19
S&P 500	$203.04	$171.49	$130.42	$136.40	$111.96
FTSE NAREIT Mortgage REITs	$141.38	$174.05	$143.45	$147.16	$122.85
Agency REIT Peer Group [1]	$129.36	$158.51	$141.08	$154.71	$121.24
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

Item 6. Selected Financial Data
Not applicable. (Please refer to Results of Operations under Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations for selected financial data for the three years ended December 31, 2020.)
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
•Executive Overview
•Financial Condition
•Summary of Critical Accounting Estimates
•Results of Operations
•Liquidity and Capital Resources
•Off-Balance Sheet Arrangements
•Aggregate Contractual Obligations
•Forward-Looking Statements
EXECUTIVE OVERVIEW
We are a leading provider of private capital to the U.S. housing market, enhancing liquidity in the residential real estate mortgage markets and, in turn, facilitating home ownership in the U.S. We invest primarily in Agency RMBS on a leveraged basis. These investments consist of residential mortgage pass-through securities and collateralized mortgage obligations for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise, such as Fannie Mae and Freddie Mac, or by a U.S. Government agency, such as Ginnie Mae. We may also invest in other assets related to the housing, mortgage or real estate markets that are not guaranteed by a GSE or U.S. Government agency.
We are internally managed with the principal objective of providing our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through collateralized borrowings structured as repurchase agreements. We operate in a manner to qualify to be taxed as a REIT under the Internal Revenue Code.
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

Trends and Recent Market Impacts
In March 2020, the COVID-19 pandemic triggered one of the most severe and sudden financial market downturns in U.S. history. As the U.S and the world grappled with the rapidly deteriorating public health situation late in the first quarter, financial markets experienced historically rapid and severe liquidity shortfalls and declined precipitously. The Fed and the U.S. Treasury, together with their global counterparts, took decisive actions to allay the global financial crisis in late March and early April, which stabilized the financial markets and ultimately drove a recovery throughout the remainder of the year. In the U.S., the Fed's unprecedented monetary accommodation, which included substantial outright purchases of U.S. Treasury and Agency RMBS securities and a near-zero interest rate policy, and a massive fiscal stimulus package drove a rebound across substantially all asset categories. By year-end, U.S. Treasury and Agency RMBS markets had fully stabilized, equity markets had rebounded to new highs, and credit spreads had tightened to pre-COVID levels as a result of the ongoing monetary and fiscal stimulus and optimism regarding vaccine efficacy, the combination of which boosted prospects for a broad-based economic recovery that is expected to gain significant momentum in the latter half of 2021.
In response to the Pandemic and resulting market disruptions and volatility, we took early action to strengthen our liquidity position and mitigate risk across our portfolio. We repositioned the portfolio and increased more efficient funding sourced from our captive broker-dealer subsidiary, benefiting AGNC’s overall liquidity position and, in turn, avoiding the need to make significant portfolio sales at distressed levels to meet margin calls. As a result, after experiencing a significant book value decline in the first quarter of 2020, resulting in an economic loss for the quarter of -20.2%, AGNC posted three straight quarters of substantial economic returns: 12.2%, 8.8%, and 7.5%, respectively. This strong performance drove a full year 2020 economic return of 3.5%, comprised of $1.56 in cash dividends per common share and a ($0.95) per share decline in tangible net book value per common share. Considering the extraordinarily difficult market conditions in the first quarter, these results demonstrate the importance and value of AGNC's disciplined investment framework and risk management practices. Moreover, the experience of 2020 clearly illustrates the unique value of a predominately Agency RMBS portfolio. In times of significant market stress, the Fed has repeatedly shown a commitment to supporting and stabilizing the U.S. housing finance system because of the significant impact this market has on the broader social and economic well-being of the country. 2020 was no exception, as the Fed purchased $1.5 trillion of Agency RMBS during the year and held approximately 30% of all outstanding Agency RMBS at year end. Our portfolio management throughout the year, coupled with the Fed's continued support of the RMBS market, ultimately facilitated AGNC's recovery of substantially all of the tangible net book value decline experienced in the first quarter. Importantly, the Fed has signaled that it intends to maintain its accommodative monetary policy stance until its objectives of maximum employment and long-term average inflation targets are achieved and that it expects to continue to increase its holdings of U.S. Treasury securities and Agency RMBS until substantial further progress has been made toward achieving these goals.
The Fed's actions and strong demand for Agency RMBS drove primary mortgage rates to historic lows during the year and triggered the largest mortgage refinance wave in almost 20 years. To manage the risk of increased prepayments on our portfolio, we shifted the composition of our portfolio to include a greater share to lower coupon 30 and 15-year TBA securities, while maintaining our higher coupon holdings concentrated in high quality, specified Agency RMBS pools. In this elevated prepayment environment, our higher coupon specified pools performed considerably better than more generic RMBS, while our lower coupon holdings benefited from the extremely favorable funding conditions in the TBA dollar roll market, a result of significant new Agency RMBS issuance and the Fed's high level of participation.
As of December 31, 2020, our investment portfolio totaled $97.9 billion, consisting of $65.1 billion Agency RMBS, $31.5 billion TBA securities, and $1.3 billion of CRT and non-Agency securities. Our "at risk" leverage, as of December 31, 2020, was 8.5x our tangible equity, and our liquidity position, consisting of unencumbered Agency RMBS and cash, was $5.4 billion, which excludes unencumbered credit assets and assets held at our broker-dealer subsidiary. The average prepayment rate on our Agency RMBS holdings during the year peaked at an annualized rate of 27.6% for the fourth quarter, significantly below speeds for similar coupon generic securities. As of December 31, 2020, our Agency RMBS had an average remaining life CPR forecast of 17.6%.
Our interest rate exposure remained limited throughout the year despite significant movements in interest rates as we actively managed the size and composition of our interest rate hedge position in response to changing market conditions. In the fourth quarter, we increased our interest rate hedge ratio to 80% of our funding liabilities (compared to our intra-year low of 66% at the end of the second quarter) as the macroeconomic outlook became more favorable and the risk of higher longer term interest rates increased. Our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of our interest rate hedges, was -0.5 years as of December 31, 2020, consistent with the reduction of our asset durations and our bias in the current environment to operate with incrementally more up-rate protection.
The funding environment for Agency RMBS remained favorable throughout the year. The Agency MBS repo market remained highly liquid and functioned normally, even during the broad financial market turmoil experienced in March. Our average funding cost moved steadily lower over the course of the year as the Fed acted quickly to reduce the Fed Funds rate to the zero bound range early in the crisis. As of December 31, 2020, our average repo rate was 0.24%, down substantially from 2.17% at the start of the year. These favorable repo rates, even lower implied financing rates in the TBA dollar roll market, and reduced interest rate swap costs collectively drove a substantial improvement in our aggregate cost of funds, which declined to 0.05% in the fourth quarter from 1.67% in the first quarter. This very favorable funding dynamic more than offset the decline in asset yields on our portfolio and drove a significant improvement in our net interest spread. As a result of our materially higher net interest spread, net spread and dollar roll income (a non-GAAP measure) totaled $2.70 per common share, excluding "catch-up" amortization cost, for the year. (Refer to Results of Operations below for further information regarding non-GAAP measures.)
Looking ahead, valuations of all financial assets have become elevated and, in many cases, are now above pre-COVID levels. With Agency RMBS valuations similarly elevated, the expected return profile on new investments has correspondingly declined. As a result, the net interest spread on our investment portfolio is likely to compress moderately as asset cash flows are reinvested at lower prevailing asset yields and the implied funding advantage of TBAs reverts to more historical norms. Nevertheless, we believe Agency RMBS remain attractive on a relative basis for levered investors given the dual benefits of low funding costs and the likelihood of ongoing Fed purchases. We believe that the near zero short-term interest rate environment is likely to remain in place through at least 2023, the Fed is unlikely to begin tapering its Agency RMBS purchases before 2022, and any such tapering will likely be gradual over a multi-month period. Although any decisions by the Fed to taper its investments in Agency RMBS could occur earlier or later than our current expectation, the Fed has indicated that it will seek to communicate its intentions well in advance of taking any such action so as to reduce market uncertainty. Importantly, even after the Fed completes the taper process, it has indicated an intention to continue to reinvest portfolio paydowns for an extended period of time, likely until it begins to raise the Federal Funds target.
Nonetheless, we may experience periods of increased volatility as markets begin to price in an eventual shift in the Fed's monetary policy. In the current environment with asset valuations elevated, we may choose to operate at comparatively lower leverage for periods of time to mitigate the potential downside risk to our tangible net book value associated with a reduced Fed presence, as well as to afford us the ability to increase leverage opportunistically when expected return levels are more favorable. That said, the recent increase in longer term interest rates, if it continues, should ultimately lead to a more benign prepayment environment for mortgage assets. Although Agency RMBS valuations have increased along with the vast majority of financial assets over the past several quarters, we believe significant ongoing Fed purchases, potentially slower prepayments, and attractive funding levels should continue to be positive factors for AGNC.
Net Interest Spread Information
The following table summarizes the components of our average net interest spread the four quarters ended December 31, 2020:

	Quarter Ended				Year Ended
	December 31, 2020	September 30, 2020	June 30, 2020	March 31, 2020	December 31, 2020
Net interest spread, excluding "catch-up" amortization:
Average asset yield:
Investment securities - average asset yield	1.64%	2.28%	2.39%	2.01%	2.09%
Estimated "catch-up" premium amortization cost due to change in CPR forecast	0.75%	0.31%	0.32%	0.99%	0.63%
Investment securities average asset yield, excluding "catch-up" premium amortization	2.39%	2.59%	2.71%	3.00%	2.72%
TBA securities - average implied asset yield [1]	1.53%	1.64%	1.90%	2.54%	1.73%
Average asset yield, excluding "catch-up" premium amortization [2]	2.07%	2.30%	2.56%	2.97%	2.50%
Average total cost of funds:
Repurchase agreements and other debt - average funding cost	0.38%	0.40%	0.76%	1.80%	0.96%
TBA securities - average implied funding (benefit) cost [3]	(0.54)%	(0.58)%	(0.09)%	1.67%	(0.27)%
Average cost of funds, before interest rate swap periodic cost (income), net [2]	0.02%	0.09%	0.61%	1.79%	0.67%
Interest rate swap periodic cost (income), net [4]	0.03%	0.06%	0.27%	(0.12)%	0.05%
Average total cost of funds [5]	0.05%	0.15%	0.88%	1.67%	0.72%
Average net interest spread, excluding "catch-up" premium amortization	2.02%	2.15%	1.68%	1.30%	1.78%
________________________________
1.The average implied asset yield for TBA dollar roll transactions is extrapolated by adding the average TBA implied funding cost (benefit) (Note 3) to the net dollar roll yield. The net dollar roll yield is calculated by dividing dollar roll income by the average net TBA balance (cost basis) outstanding for the period. Dollar roll income represents the price differential, or "price drop," between the TBA price for current month settlement versus the TBA price for forward month settlement. Amount includes dollar roll income (loss) on long and short TBA securities. Amount excludes TBA mark-to-market adjustments.
2.Amount calculated on a weighted average basis based on average balances outstanding during the period and their respective asset yield/funding cost.
3.The implied funding cost/(benefit) of TBA dollar roll transactions is determined using the "price drop" and market based assumptions regarding the "cheapest-to-deliver" collateral that can be delivered to satisfy the TBA contract, such as the anticipated collateral’s weighted average coupon, weighted average maturity and projected 1-month CPR. The average implied funding cost/benefit for all TBA transactions is weighted based on the daily average TBA balance outstanding for the period.
4.Represents interest rate swap periodic cost/(income) measured as a percent of total mortgage funding (Agency repurchase agreements, other debt and net TBA securities). Amount excludes interest rate swap termination fees and mark-to-market adjustments.
5.Cost of funds excludes other supplemental hedges used to hedge a portion of the Company's interest rate risk (such as swaptions and U.S. Treasury positions) and U.S. Treasury repurchase agreements.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2019	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Dec. 31, 2020 vs Dec. 31, 2019
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	1.75%	0.25%	0.25%	0.25%	0.25%	-150	bps
LIBOR:
1-Month	1.76%	0.99%	0.16%	0.15%	0.14%	-162	bps
3-Month	1.91%	1.45%	0.30%	0.23%	0.24%	-167	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	1.57%	0.25%	0.15%	0.13%	0.12%	-145	bps
5-Year U.S. Treasury	1.69%	0.38%	0.29%	0.28%	0.36%	-133	bps
10-Year U.S. Treasury	1.92%	0.67%	0.66%	0.69%	0.92%	-100	bps
30-Year U.S. Treasury	2.39%	1.32%	1.41%	1.46%	1.65%	-74	bps
Interest Rate Swap Rate:
2-Year Swap	1.70%	0.49%	0.23%	0.22%	0.20%	-150	bps
5-Year Swap	1.73%	0.52%	0.33%	0.35%	0.43%	-130	bps
10-Year Swap	1.90%	0.72%	0.64%	0.71%	0.93%	-97	bps
30-Year Swap	2.09%	0.88%	0.92%	1.12%	1.40%	-69	bps
30-Year Fixed Rate Agency Price:
1.5%	N/A	N/A	N/A	$100.66	$101.05	N/A
2.0%	$94.89	$100.91	$102.33	$103.39	$103.88	+$8.99
2.5%	$98.89	$103.59	$104.26	$104.90	$105.41	+$6.52
3.0%	$101.42	$104.83	$105.33	$104.75	$104.77	+$3.35
3.5%	$102.86	$105.70	$105.18	$105.40	$105.66	+$2.80
4.0%	$104.01	$106.67	$105.98	$106.64	$106.78	+$2.77
15-Year Fixed Rate Agency Price:
1.5%	N/A	N/A	$101.83	$102.31	$102.89	N/A
2.0%	$98.68	$102.66	$103.46	$103.95	$104.55	+$5.87
2.5%	$100.91	$103.72	$104.70	$104.44	$104.30	+$3.39
3.0%	$102.50	$104.61	$105.09	$104.94	$104.97	+$2.47
3.5%	$103.69	$105.19	$105.06	$105.81	$106.03	+$2.34
4.0%	$104.28	$105.56	$105.75	$106.15	$106.28	+$2.00
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest and LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of December 31, 2020 and 2019, our investment portfolio consisted of $66.4 billion and $100.4 billion of investment securities, at fair value, respectively, and $31.5 billion and $7.4 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of December 31, 2020 and 2019 (dollars in millions):

	December 31, 2020				December 31, 2019
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$9,256	$9,482	2.48%	10%	$6,140	$6,239	3.29%	6%
15-year TBA securities, net [1]	6,916	6,980	1.74%	7%	2,222	2,226	2.91%	2%
Total ≤ 15-year	16,172	16,462	2.16%	17%	8,362	8,465	3.19%	8%
20-year RMBS	2,409	2,470	2.58%	3%	752	773	3.87%	1%
30-year:
30-year RMBS	50,312	52,663	3.55%	54%	89,483	91,062	3.67%	84%
30-year TBA securities, net [1]	24,288	24,499	2.05%	25%	5,182	5,203	2.92%	5%
Total 30-year	74,600	77,162	3.06%	79%	94,665	96,265	3.63%	89%
Total fixed rate Agency RMBS and TBA securities	93,181	96,094	2.89%	98%	103,779	105,503	3.60%	98%
Adjustable rate Agency RMBS	69	70	2.35%	—%	160	163	3.04%	—%
Multifamily	17	19	3.31%	—%	37	39	3.37%	—%
CMO Agency RMBS:
CMO	289	301	3.30%	1%	441	447	3.44%	1%
Interest-only strips	45	59	5.57%	—%	63	77	4.22%	—%
Principal-only strips	60	67	—%	—%	83	87	—%	—%
Total CMO Agency RMBS	394	427	4.10%	1%	587	611	3.48%	1%
Total Agency RMBS and TBA securities	93,661	96,610	2.90%	99%	104,563	106,316	3.59%	99%
Non-Agency RMBS	178	188	4.28%	—%	198	209	4.05%	1%
CMBS	333	358	4.13%	—%	352	370	4.49%	—%
CRT	733	737	3.43%	1%	961	976	5.07%	1%
Total investment portfolio	$94,905	$97,893	2.91%	100%	$106,074	$107,871	3.61%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-K..
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2020 and 2019, our TBA positions had a net carrying value of $275 million and $25 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of December 31, 2020 and 2019, the weighted average yield on our investment securities (excluding TBA securities) was 2.33% and 3.07%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of December 31, 2020 and 2019 (dollars in millions):

	December 31, 2020
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
1.5%	$5,001	$5,107	$5,144	—%	102.4%	2.28%	0.91%	1	13%
2.0%	6,718	6,958	7,023	—%	103.8%	2.62%	1.01%	2	15%
2.5%	795	836	840	59%	105.5%	3.07%	1.10%	13	15%
3.0%	1,168	1,186	1,248	94%	101.5%	3.55%	2.46%	44	16%
3.5%	1,249	1,275	1,356	100%	102.1%	4.03%	2.75%	40	18%
≥ 4.0%	788	810	851	92%	102.8%	4.63%	2.92%	47	19%
Total ≤ 15-year	15,719	16,172	16,462	23%	103.1%	3.09%	1.59%	17	16%
20-year:
≤ 2.0%	1,168	1,202	1,215	—%	103.0%	2.87%	1.29%	3	15%
2.5%	597	620	630	—%	103.9%	3.28%	1.33%	6	20%
3.0%	48	50	52	98%	103.0%	3.78%	2.10%	17	19%
3.5%	226	230	246	81%	101.6%	4.05%	2.93%	89	18%
≥ 4.0%	296	307	327	96%	103.6%	4.73%	3.05%	48	20%
Total 20-year:	2,335	2,409	2,470	23%	103.2%	3.34%	1.70%	18	17%
30-year:
≤ 2.0%	23,805	24,445	24,628	—%	103.2%	2.89%	1.51%	—	11%
2.5%	8,995	9,423	9,506	4%	105.2%	3.43%	1.35%	4	16%
3.0%	3,507	3,619	3,709	17%	102.9%	3.74%	2.03%	33	22%
3.5%	12,913	13,428	14,151	88%	104.0%	4.07%	2.48%	66	17%
4.0%	14,245	14,847	15,734	92%	104.2%	4.51%	2.81%	52	19%
≥ 4.5%	8,417	8,838	9,434	98%	105.0%	5.01%	3.04%	38	21%
Total 30-year	71,882	74,600	77,162	48%	104.3%	4.17%	2.43%	42	18%
Total fixed rate	$89,936	$93,181	$96,094	43%	104.0%	3.98%	2.28%	37	18%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of December 31, 2020, lower balance specified pools had a weighted average original loan balance of $117,000 and $117,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 126% and 137% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2020.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of December 31, 2020 and 2019, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-K.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates involve estimates that require management to make judgments that are subjective in nature. We rely on our experience and analysis of historical and current market data to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts based on such estimates. For additional information regarding our significant accounting policies please refer to Note 2 to our Consolidated Financial Statements included under Item 8 of this Annual Report on Form 10-K.
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and contractual terms of these securities, and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, taking into account scheduled contractual payments and estimated prepayments, using the interest method. The weighted average cost basis of our securities as of December 31, 2020 was 104.0% of par value; therefore, faster actual or projected prepayments than our estimates could significantly reduce the yield on our assets.
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
We review our actual and anticipated prepayment experience on at least a quarterly basis, and effective yields are recalculated when differences arise between (i) our previous estimate of future prepayments and (ii) actual prepayments to date and current estimates of future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield through the reporting date.
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Consequently, under different conditions, we could report materially different amounts. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K includes the estimated change in the weighted average projected CPR of our investments and in the corresponding weighted average yield on our investments should interest rates instantaneously go up or down by 50, 75 and 100 basis points.
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted (i) to exclude "catch-up" premium amortization associated with changes in CPR estimates and (ii) to include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense/(benefit) and interest rate swap periodic cost/(income). "Net spread and dollar roll income, excluding "catch-up" premium amortization" includes (i) the components of economic interest income and economic interest expense and other interest and dividend income (referred to as "adjusted net interest and dollar roll income"), less (ii) total operating expenses (GAAP measure).
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
Specifically, in the case of "adjusted net interest and dollar roll income," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements in "economic interest expense" is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and it is more indicative of our total cost of funds than interest expense alone. In the case of "economic interest income" and "net spread and dollar roll income, excluding 'catch-up' premium amortization," we believe the exclusion of "catch-up" adjustments to premium amortization cost or benefit is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such cost or benefit is more indicative of the current earnings potential of our investment portfolio. In the case of estimated taxable income, we believe it is meaningful information because it directly relates to the amount of dividends that we are required to distribute to maintain our REIT qualification status.

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
Selected Financial Data

The following selected financial data is derived from our annual financial statements for the three years ended December 31, 2020. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share amounts):

	December 31,
Balance Sheet Data	2020	2019	2018
Investment securities, at fair value	$66,414	$100,442	$84,287
Total assets	$81,817	$113,082	$109,241
Repurchase agreements and other debt	$52,543	$89,410	$75,992
Total liabilities	$70,738	$102,041	$99,335
Total stockholders' equity	$11,079	$11,041	$9,906
Net book value per common share [1]	$17.68	$18.63	$17.54
Tangible net book value per common share [2]	$16.71	$17.66	$16.56

	Fiscal Year
Statement of Comprehensive Income Data	2020	2019	2018
Interest income	$1,519	$2,842	$1,949
Interest expense	674	2,149	1,173
Net interest income	845	693	776
Other gain (loss), net	(1,018)	78	(547)
Operating expenses	93	83	100
Net income (loss)	(266)	688	129
Dividends on preferred stock	96	54	36
Issuance cost of redeemed preferred stock	—	6	—
Net income (loss) available (attributable) to common stockholders	$(362)	$628	$93

Net income (loss)	$(266)	$688	$129
Other comprehensive income (loss), net	622	1,040	(598)
Comprehensive income (loss)	356	1,728	(469)
Dividends on preferred stock	96	54	36
Issuance cost of redeemed preferred stock	—	6	—
Comprehensive income (loss) available (attributable) to common stockholders	$260	$1,668	$(505)

Weighted average number of common shares outstanding - basic	551.6	540.6	441.1
Weighted average number of common shares outstanding - diluted	551.6	541.4	441.4
Net income (loss) per common share - basic	$(0.66)	$1.16	$0.21
Net income (loss) per common share - diluted	$(0.66)	$1.16	$0.21
Comprehensive income (loss) per common share - basic	$0.47	$3.09	$(1.14)
Comprehensive income (loss) per common share - diluted	$0.47	$3.08	$(1.14)
Dividends declared per common share	$1.56	$2.00	$2.16

	Fiscal Year
Other Data (Unaudited) *	2020	2019	2018
Average investment securities - at par	$70,077	$89,234	$60,733
Average investment securities - at cost	$72,543	$92,207	$63,348
Net TBA dollar roll position - at par (as of period end)	$30,364	$7,322	$7,152
Net TBA dollar roll position - at cost (as of period end)	$31,204	$7,404	$7,252
Net TBA dollar roll position - at market value (as of period end)	$31,479	$7,429	$7,322
Net TBA dollar roll position - at carrying value (as of period end) [3]	$275	$25	$70
Average net TBA portfolio - at cost	$21,224	$9,262	$14,697
Average total assets - at fair value	$88,403	$110,112	$79,094
Average repurchase agreements and other debt outstanding [4]	$69,370	$86,231	$55,592
Average stockholders' equity [5]	$10,684	$10,380	$9,050
Average tangible net book value "at risk" leverage [6]	8.9:1	9.7:1	8.3:1
Tangible net book value "at risk" leverage (as of period end) [7]	8.5:1	9.4:1	9.0:1
Economic return on tangible common equity [8]	3.5%	18.7%	(4.9)%
Expenses % of average total assets [9]	0.11%	0.08%	0.09%
Expenses % of average assets, including average net TBA position [9]	0.08%	0.07%	0.08%
Expenses % of average stockholders' equity [9]	0.87%	0.80%	0.81%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.
1.Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.
2.Tangible net book value per common share excludes goodwill.
3.The carrying value of our net TBA position represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value on our accompanying consolidated balances sheets.
4.Amount excludes U.S. Treasury repurchase agreements and TBA contracts. Other debt includes debt of consolidated VIEs.
5.Average stockholders' equity calculated as average month-ended stockholders' equity during the period.
6.Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average repurchase agreements used to fund our investment securities, other debt and TBA securities (at cost) (together "mortgage borrowings") outstanding for the period by the sum of average stockholders' equity adjusted to exclude goodwill for the period. Leverage excludes U.S. Treasury repurchase agreements.
7."At risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end (at cost) by the sum of total stockholders' equity adjusted to exclude goodwill as of period end. Leverage excludes U.S. Treasury repurchase agreements.
8.Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share.
9.Expenses for fiscal year 2018 have been adjusted to exclude $27 million of non-recurring expenses associated with the sale of MTGE Investment Corp., an entity we previously managed, and corresponding termination of MTGE's management agreement. Excluded amounts include the write-off of our intangible asset associated with our acquisition of the MTGE management agreement and other miscellaneous expenses.

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2020, 2019 and 2018, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$2,601	3.71%	$3,443	3.84%	$2,280	3.76%
Net premium amortization	(1,082)	(1.62)%	(601)	(0.76)%	(331)	(0.68)%
Interest income (GAAP measure)	1,519	2.09%	2,842	3.08%	1,949	3.08%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	457	0.63%	104	0.11%	(23)	(0.04)%
Interest income, excluding "catch-up" premium amortization	1,976	2.72%	2,946	3.19%	1,926	3.04%
TBA dollar roll income - implied interest income [1,2]	365	1.73%	306	3.30%	500	3.40%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$2,341	2.50%	$3,252	3.20%	$2,426	3.11%

Weighted average actual portfolio CPR for investment securities held during the period	19.9%		11.4%		8.7%
Weighted average projected CPR for the remaining life of investment securities held as of period end	17.6%		10.8%		7.9%
Average 30-year fixed rate mortgage rate as of period end [4]	2.67%		3.74%		4.55%
10-year U.S. Treasury rate as of period end	0.92%		1.92%		2.68%
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
4.Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for fiscal years 2020 and 2019 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Fiscal Year 2020 vs 2019	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(1,323)	$(606)	$(717)
Estimated "catch-up" premium amortization due to change in CPR forecast	353	—	353
Interest income, excluding "catch-up" premium amortization	(970)	(606)	(364)
TBA dollar roll income - implied interest income	59	395	(336)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(911)	$(211)	$(700)

		Due to Change in Average
Fiscal Year 2019 vs 2018	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$893	$888	$5
Estimated "catch-up" premium amortization due to change in CPR forecast	127	—	127
Interest income, excluding "catch-up" premium amortization	1,020	888	132
TBA dollar roll income - implied interest income	(194)	(185)	(9)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$826	$703	$123
Our average investment portfolio, inclusive of TBAs (at cost), decreased 8% for fiscal year 2020 and increased 30% for fiscal year 2019, compared to the prior year periods, largely due to shifts in our targeted operating leverage and changes to our total stockholders equity outstanding as a result of new equity issuances, a preferred stock redemption and common stock repurchases. (See Note 9 of our Consolidated Financial Statements in this Form 10-K for additional information regarding our equity capital markets transactions). The decrease in our average investment portfolio for fiscal year 2020 was in particular impacted by the decline in our tangible net stockholders' equity in the first quarter due to the COVID-19 financial crisis and our decision to operate with somewhat lower leverage for the balance of the year as compared to 2019. The decrease in our average asset yield for fiscal year 2020 was due to changes in asset composition and faster actual and projected CPRs resulting from historically low mortgage rates resulting from the Fed's unprecedented monetary stimulus measures. The moderate increase in our asset yield during 2019 was due to changes in asset composition and somewhat slower CPR projections.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2020	$53,645	$55,249	$52,543	$33,753	$31,204	8.4:1	8.5:1
September 30, 2020	$61,008	$69,628	$54,558	$27,785	$29,460	8.9:1	8.8:1
June 30, 2020	$69,552	$72,399	$69,370	$15,662	$20,413	8.8:1	9.2:1
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
December 31, 2019	$88,677	$92,672	$89,313	$7,038	$7,404	9.5:1	9.4:1
September 30, 2019	$87,938	$92,420	$90,462	$10,146	$1,820	10.0:1	9.8:1
June 30, 2019	$86,147	$86,969	$85,367	$11,864	$11,086	10.0:1	9.8:1
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	9.4:1
December 31, 2018	$68,499	$77,442	$75,992	$8,066	$7,252	8.4:1	9.0:1
September 30, 2018	$56,265	$66,969	$65,975	$18,270	$9,436	8.5:1	8.2:1
June 30, 2018	$47,823	$49,892	$49,152	$16,912	$19,898	8.0:1	8.3:1
March 31, 2018	$49,567	$50,645	$49,292	$15,585	$13,529	8.2:1	8.2:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2020, 2019 and 2018 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic interest cost (income):

	Fiscal Year 2020		Fiscal Year 2019		Fiscal Year 2018
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$674	0.96%	$2,149	2.46%	$1,173	2.11%
TBA dollar roll income - implied interest expense (benefit) [2,3]	(60)	(0.27)%	212	2.26%	273	1.85%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	614	0.67%	2,361	2.44%	1,446	2.06%
Interest rate swap periodic interest cost (income), net [2,5]	48	0.05%	(402)	(0.42)%	(151)	(0.22)%
Total economic interest expense (non-GAAP measure)	$662	0.72%	$1,959	2.02%	$1,295	1.84%
 ________________________________
1.Amounts exclude interest rate swap termination fees and variation margin settlements paid or received, repurchase agreement termination fees, forward starting swaps and the impact of other supplemental hedges, such as swaptions and U.S. Treasury positions.
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for fiscal years 2020 and 2019 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Fiscal Year 2020 vs 2019	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$(1,475)	$(415)	$(1,060)
TBA dollar roll income - implied interest expense	(272)	274	(546)
Interest rate swap periodic interest income/cost	450	87	363
Total change in economic interest expense	$(1,297)	$(54)	$(1,243)

		Due to Change in Average
Fiscal Year 2019 vs 2018	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$976	$641	$335
TBA dollar roll income - implied interest expense	(61)	(101)	40
Interest rate swap periodic interest income/cost	(251)	(73)	(178)
Total change in economic interest expense	$664	$467	$197
Our average mortgage borrowings, inclusive of TBAs, decreased 5% and increased 36% for fiscal years 2020 and 2019, respectively, largely due to shifts in our targeted operating leverage and changes to our total stockholders equity outstanding due to equity capital markets transactions. The decline in our average interest rate (actual and implied) on our mortgage borrowings during fiscal year 2020 was largely due to a decline in the Fed Funds target rate to the zero bound range early in the COVID-19 financial crisis, compared to moderate increases in the Fed Funds rate in the prior two year periods. TBA implied funding rates particularly benefited from a significant volume of new Agency RMBS issuance and the Fed's purchases of Agency RMBS through the TBA market. Additionally, during fiscal year 2020, we terminated $3.7 billion of longer-dated repurchase agreements and replaced them with shorter duration repurchase agreements at lower prevailing market rates. We recognized losses on debt extinguishment totaling $146 million in other gain (loss) during the period associated with the terminated agreements, which is excluded from economic interest expense in the tables above. We did not terminate any repurchase agreements during fiscal years 2019 or 2018.
The increase in our interest rate swap periodic cost for fiscal year 2020 was largely due to a decline in the average floating rate received, consistent with lower short-term interest rates, which was partly offset by a decline in the average fixed rate paid on our interest rate swaps and a decline in our average swap balance outstanding. The decrease in our interest rate swap cost during fiscal year 2019, was largely due to the combination of an increase in the average floating rate received and a decrease in the average fixed-rate paid on our interest rate swaps. During fiscal years 2020 and 2019, we also adjusted the duration and composition of our interest rates swaps, taking advantage of favorable repricing events in the interest rate swap markets, benefiting our interest rate swap cost. For additional details regarding our interest rate swaps as of December 31, 2020 and 2019, please refer to Note 5 of our Consolidated Financial Statements in this Form 10-K.
The following table presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings and the weighted average pay-fixed / receive-floating rates on our interest rate swaps for fiscal years 2020, 2019 and 2018 (dollars in millions):

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2020	2019	2018
Average Agency repo and other debt outstanding	$69,370	$86,231	$55,592
Average net TBA portfolio outstanding - at cost	$21,224	$9,262	$14,697
Average mortgage borrowings outstanding	$90,594	$95,493	$70,289
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$49,978	$63,890	$43,137
Ratio of average interest rate swaps to mortgage borrowings outstanding	55%	67%	61%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.66%	1.61%	1.83%
Average interest rate swap receive-floating rate	(0.56)%	(2.24)%	(2.18)%
Average interest rate swap net pay/(receive) rate	0.10%	(0.63)%	(0.35)%
For fiscal years 2020, 2019 and 2018, we had an average forward starting swap balance of $0.8 billion, $3.0 billion and $4.5 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for fiscal years 2020, 2019 and 2018 was 56%, 70% and 68%, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for fiscal years 2020, 2019 and 2018:

	Fiscal Year
Investment and TBA Securities - Net Interest Spread	2020	2019	2018
Average asset yield, excluding "catch-up" premium amortization	2.50%	3.20%	3.11%
Average aggregate cost of funds	(0.72)%	(2.02)%	(1.84)%
Average net interest spread, excluding "catch-up" premium amortization	1.78%	1.18%	1.27%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for fiscal years 2020, 2019 and 2018 (dollars in millions):

	Fiscal Year
	2020	2019	2018
Net interest income (GAAP measure)	$845	$693	$776
TBA dollar roll income, net [1]	425	94	227
Interest rate swap periodic (cost) income, net [1]	(48)	402	151
Other interest and dividend income [1]	3	14	3
Adjusted net interest and dollar roll income	1,225	1,203	1,157
Other operating income (expense)
Operating expense	(93)	(83)	(100)
Less non-recurring write-off of intangible asset and other expenses associated with termination of management agreement	—	—	27
Management fee income	—	—	54
Less non-recurring management agreement termination fee income	—	—	(42)
Adjusted other operating income (expense), net	(93)	(83)	(61)
Net spread and dollar roll income	1,132	1,120	1,096
Dividend on preferred stock	96	54	36
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	1,036	1,066	1,060
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	457	104	(23)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$1,493	$1,170	$1,037

Weighted average number of common shares outstanding - basic	551.6	540.6	441.1
Weighted average number of common shares outstanding - diluted	552.7	541.4	441.4
Net spread and dollar roll income per common share - basic	$1.88	$1.97	$2.40
Net spread and dollar roll income per common share - diluted	$1.87	$1.97	$2.40
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$2.71	$2.16	$2.35
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$2.70	$2.16	$2.35
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for fiscal years 2020, 2019 and 2018 (in millions):

	Fiscal Year
Gain (Loss) on Investment Securities, Net [1]	2020	2019	2018
Gain (loss) on sale of investment securities, net	$1,126	$388	$(137)
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	319	2,014	(297)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	622	1,040	(598)
Total gain (loss) on investment securities, net	$2,067	$3,442	$(1,032)
________________________________
1.Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.
2.Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 3 of our Consolidated Financial Statements in this Form 10-K).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2020, 2019 and 2018 (in millions):

	Fiscal Year
	2020	2019	2018
Interest rate swap periodic income (cost), net	$(48)	$402	$151
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	425	94	227
TBA securities - mark-to-market net gain (loss)	822	362	(592)
Payer swaptions	(87)	(37)	67
U.S. Treasury securities - long position	104	11	1
U.S. Treasury securities - short position	(760)	(885)	125
U.S. Treasury futures - short position	(90)	(166)	112
Interest rate swaps - termination fees and variation margin settlements, net	(2,698)	(1,932)	(44)
Losses on debt extinguishment	(146)	—	—
Other	28	3	7
Total realized gain (loss) on derivative instruments and other securities, net	(2,402)	(2,550)	(97)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	250	(45)	66
Interest rate swaps	(20)	(115)	33
Payer swaptions	(69)	11	23
U.S. Treasury securities - long position	(2)	—	—
U.S. Treasury securities - short position	(145)	(82)	(286)
U.S. Treasury futures - short position	(16)	57	(64)
Other	(11)	(2)	7
Total unrealized gain (loss) on derivative instruments and other securities, net	(13)	(176)	(221)
Total gain (loss) on derivative instruments and other securities, net	$(2,463)	$(2,324)	$(167)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.
Estimated Taxable Income
For the fiscal years 2020, 2019 and 2018, we had estimated taxable income available to common stockholders of $745 million, $620 million and $490 million, or $1.35, $1.15 and $1.11 per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2020, 2019 and 2018 (dollars in millions, except per share amounts):

	Fiscal Year
	2020	2019	2018
Net income (loss)	$(266)	$688	$129
Estimated book to tax differences:
Premium amortization, net	292	91	(51)
Realized gain/loss, net	1,535	1,530	(236)
Net capital loss/(utilization of net capital loss carryforward)	(394)	212	182
Unrealized (gain)/loss, net	(321)	(1,838)	518
Other	(5)	(9)	(16)
Total book to tax differences	1,107	(14)	397
Estimated REIT taxable income	841	674	526
Dividends on preferred stock	96	54	36
Estimated REIT taxable income available to common stockholders	$745	$620	$490
Weighted average number of common shares outstanding - basic	551.6	540.6	441.1
Weighted average number of common shares outstanding - diluted	552.7	541.4	441.4
Estimated REIT taxable income per common share - basic	$1.35	$1.15	$1.11
Estimated REIT taxable income per common share - diluted	$1.35	$1.15	$1.11

Beginning cumulative non-deductible net capital loss	$394	$182	$357
Increase (decrease) in net capital loss carryforward	(394)	212	(175)
Ending cumulative non-deductible net capital loss	$—	$394	$182
Ending cumulative non-deductible net capital loss per common share	$—	$0.73	$0.34
As of December 31, 2020, 2019 and 2018, we had distributed all our estimated taxable income for fiscal years 2020, 2019 and 2018, respectively. Accordingly, we do not expect to incur an income tax or excise tax liability on our 2020 taxable income, nor did we incur such liabilities on our 2019 and 2018 taxable income. Please refer to Note 9 to our Consolidated Financial Statements included in this Form 10-K for a summary of dividends declared on our common and preferred stock during fiscal years 2020, 2019 and 2018.

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
We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy. In assessing our liquidity, we consider a number of factors, including our current leverage, collateral levels, access to capital markets, overall market conditions, and the sensitivity of our tangible net book value over a range of scenarios. However, these and other factors impacting our liquidity are subject to numerous risks and uncertainties, including as described in the Quantitative and Qualitative Disclosures of Market Risks and Risk Factors sections of this Form 10-K.
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 8.5x and 9.4x as of December 31, 2020 and 2019, respectively. The following table includes a summary of our mortgage borrowings outstanding as of December 31, 2020 and 2019 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2020		December 31, 2019
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1,2]	$52,366	63%	$89,085	92%
Debt of consolidated variable interest entities, at fair value	177	—%	228	—%
Total debt	52,543	63%	89,313	92%
Net TBA position, at cost	31,204	37%	7,404	8%
Total mortgage borrowings	$83,747	100%	$96,717	100%
________________________________
1.Amount excludes $97 million of repurchase agreements used to fund purchases of U.S. Treasury securities as of December 31, 2019.
2.As of December 31, 2020 and 2019, 46% and 38%, respectively, of our repurchase agreement funding was through the GCF Repo service.
Our primary financing sources are collateralized borrowings structured as repurchase agreements. We enter into repurchase agreements, or "repo," through bi-lateral arrangements with financial institutions and independent dealers. We also enter into third-party repurchase agreements through our wholly-owned registered broker-dealer subsidiary, Bethesda Securities, LLC, such as tri-party repo offered through the FICC's GCF Repo service. We manage our repurchase agreement funding position through a variety of methods, including diversification of counterparties, maintaining a staggered maturity profile and utilization of interest rate hedging strategies. We also use TBA dollar roll transactions as a means of synthetically financing Agency RMBS.
The terms and conditions of our repurchase agreements are determined on a transaction-by-transaction basis when each such borrowing is initiated or renewed and, in the case of GCF Repo, by the variable margin requirements calculated by the FICC, which acts as the central counterparty. The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a "haircut," which reflects the underlying risk of the specific collateral and protects the counterparty against a change in its value. Interest rates are generally fixed based on prevailing rates corresponding to the term of the borrowing. None of our repo counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of our existing borrowings.
The use of TBA dollar roll transactions increases our funding diversification, expands our available pool of assets, and increases our overall liquidity position, as TBA contracts typically have lower implied haircuts relative to Agency RMBS pools funded with repo financing. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position.

Collateral Requirements and Unencumbered Assets
Amounts available to be borrowed under our repurchase agreements are dependent upon prevailing interest rates, the lender’s "haircut" requirements and collateral value. Each of these elements may fluctuate with changes in interest rates, credit quality and liquidity conditions within the financial markets. To help manage the adverse impact of interest rate changes on our borrowings, we utilize an interest rate risk management strategy involving the use of derivative financial instruments. In particular, we attempt to mitigate the risk of the cost of our short-term funding liabilities increasing at a faster rate than the earnings of our long-term fixed rate assets during a period of rising interest rates.
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of December 31, 2020, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of December 31, 2020, our portfolio largely consisted of lower coupon 30 and 15-year TBA securities, which are not subject to monthly principal pay-downs, and higher coupon holdings concentrated in high quality, specified Agency RMBS pools, which have a lower risk of prepayment than similar coupon generic Agency RMBS.
Collateral requirements under our derivative agreements are subject to our counterparties' assessment of their maximum risk of loss associated with the derivative instrument measured over a certain period of time, referred to as the initial or minimum margin requirement. We are also subject to daily variation margin requirements based on changes in the value of the derivative instrument and/or collateral pledged. Daily variation margin requirements also entitle us to receive collateral if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral requirements under our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC and, if applicable, by our third-party brokerage agreements, which may establish margin levels in excess of the MBSD. Collateral levels for interest rate derivative agreements are typically governed by the central clearing exchange and the associated futures commission merchants ("FCMs"), which may establish margin levels in excess of the clearing exchange. Collateral levels for interest rate derivative agreements not subject to central clearing are established by the counterparty financial institution.
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During fiscal year 2020, haircuts on Agency RMBS collateral remained stable. Haircuts and funding levels for our less liquid, credit-oriented securities were adversely impacted by the dislocation in the financial markets in the first quarter, but subsequently rebounded to levels consistent with historical norms. As of December 31, 2020, the weighted average haircut on our repurchase agreements was approximately 4.6% of the value of our collateral, largely unchanged from December 31, 2019.
To mitigate the risk of future margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of December 31, 2020, our unencumbered assets totaled 60% of our tangible net equity, compared to 54% as of December 31, 2019. The majority of our liquidity is held at AGNC, but we also maintain capital and excess liquidity at Bethesda Securities to meet regulatory standards, satisfy counterparty and clearing organization expectations, and for risk management purposes. As of December 31, 2020, we had cash and unencumbered Agency RMBS totaling $5.4 billion, which excludes unencumbered CRT securities, non-Agency securities and assets held at Bethesda Securities.

Counterparty Risk
Collateral requirements imposed by counterparties subject us to the risk that the counterparty does not return pledged assets to us as and when required. We attempt to manage this risk by monitoring our collateral positions and limiting our counterparties to registered clearinghouses and major financial institutions with acceptable credit ratings. We also diversify our funding across multiple counterparties and by region.
As of December 31, 2020, our maximum amount at risk (or the excess value of collateral pledged over our repurchase liabilities) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 6% of our tangible stockholders' equity. As of December 31, 2020, approximately 9% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of December 31, 2020, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
Asset Sales
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). The vitality of these markets enables us to sell assets under most market conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). Under certain market conditions, however, we may be unable to realize the full "pay-up" value of our specified pool securities, or premium relative to generic Agency RMBS. We attempt to manage this risk by maintaining a minimum level of securities that trade at or near TBA values that in our estimation enhances our portfolio liquidity across a wide range of market conditions.
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock when the price of our common stock trades below our tangible net book value or issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-K for further details regarding our recent equity capital transactions and our stock repurchase plan.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2020, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of December 31, 2020, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
AGGREGATE CONTRACTUAL OBLIGATIONS
The following table summarizes the effect on our liquidity and cash flows from contractual obligations for repurchase agreements and related interest expense (in millions):

	Fiscal Year
	2021	2022	2023	2024	2025	Total
Repurchase agreements	$52,366	$—	$—	$—	$—	$52,366
Interest expense [1]	19	—	—	—	—	19
Total	$52,385	$—	$—	$—	$—	$52,385
________________________________
1.Interest expense is calculated based on the weighted average interest rates on our repurchase agreements as of December 31, 2020.
FORWARD-LOOKING STATEMENTS
The statements contained in this Annual Report that are not historical facts, including estimates, projections, beliefs, expectations concerning conditions, events, or the outlook for our business, strategy, performance, operations or the markets or industries in which we operate, are forward-looking statements within the meaning of the Private Securities Litigation Reform Act. Forward-looking statements are typically identified by words such as “believe,” “plan,” “expect,” “anticipate,” “see,”

“intend,” “outlook,” “potential,” “forecast,” “estimate,” “will,” “could,” “should,” “likely” and other similar, correlative or comparable words and expressions.
Forward looking statements are based on management’s assumptions, projections and beliefs as of the date of this Annual Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
•the impact of the COVID-19 pandemic and of measures taken in response to the COVID-19 pandemic by various governmental authorities, businesses and other third parties;
•actions by the federal, state, or local governments to stabilize the economy, the housing sector or financial markets;
•changes in U.S. monetary policy or interest rates, including Fed purchases of Agency RMBS;
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
The severity of potential declines in our tangible net book value due to fluctuations in interest rates would depend on our asset, liability, and hedge composition at the time, as well as the magnitude and duration of the interest rate change. Primary measures of an instrument's price sensitivity to interest rate fluctuations are its duration and convexity. Duration measures the estimated percentage change in market value of an instrument that would be caused by a parallel change in short and long-term interest rates. The duration of our assets will vary with changes in interest rates and tends to increase when interest rates rise and decrease when interest rates fall. This "negative convexity" generally increases the interest rate exposure of our investment portfolio in excess of what is measured by duration alone.
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the duration estimates from the third-party model and may make adjustments based on our judgment to better reflect any unique characteristics and market trading conventions associated with certain types of securities.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of December 31, 2020 and 2019 should interest rates go up or down by 50, 75 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2020 and 2019.
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

Interest Rate Sensitivity [1,2]
	December 31, 2020		December 31, 2019
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	-1.2%	-12.6%	-0.5%	-6.0%
-75 Basis Points	-0.9%	-9.7%	-0.3%	-3.0%
-50 Basis Points	-0.5%	-5.8%	-0.1%	-0.9%
+50 Basis Points	-0.1%	-1.1%	-0.4%	-4.7%
+75 Basis Points	-0.4%	-4.0%	-0.8%	-9.1%
+100 Basis Points	-0.8%	-8.1%	-1.3%	-14.8%
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
Prepayment Risk
Prepayment risk is the risk that our assets will be repaid at a faster rate than anticipated. Interest rates and numerous other factors affect the rate of prepayments, such as housing prices, general economic conditions, loan age, size and loan-to-value ratios, and GSE buyouts of delinquent loans underlying our securities. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates. However, this may not always be the case.
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
Extension Risk
Extension risk is the risk that our assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In rising or higher interest rate environment, we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities because borrowers prepay their mortgages at a slower pace than originally expected, adversely impacting our net interest spread, and thus our net interest income.

As of December 31, 2020 and 2019, our investment securities (excluding TBAs) had a weighted average projected CPR of 17.6% and 10.8%, respectively, and a weighted average yield of 2.33% and 3.07%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 50, 75 and 100 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments from prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	December 31, 2020		December 31, 2019
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	25.6%	1.91%	20.3%	2.73%
-75 Basis Points	23.9%	1.99%	17.7%	2.82%
-50 Basis Points	21.9%	2.09%	15.0%	2.90%
Actual as of Period End	17.6%	2.33%	10.8%	3.07%
+50 Basis Points	14.3%	2.45%	8.1%	3.12%
+75 Basis Points	13.0%	2.51%	7.5%	3.15%
+100 Basis Points	11.9%	2.56%	6.8%	3.16%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of December 31, 2020 and 2019 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.4 and 5.0 years as of December 31, 2020 and 2019, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	December 31, 2020		December 31, 2019
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.2%	+23.9%	+2.5%	+28.0%
-25 Basis Points	+1.1%	+11.9%	+1.2%	+14.0%
-10 Basis Points	+0.4%	+4.8%	+0.5%	+5.6%
+10 Basis Points	-0.4%	-4.8%	-0.5%	-5.6%
+25 Basis Points	-1.1%	-11.9%	-1.2%	-14.0%
+50 Basis Points	-2.2%	-23.9%	-2.5%	-28.0%
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
As of December 31, 2020, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-K for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value.
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of December 31, 2020, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 2% of tangible stockholders' equity and related to our derivative agreements was less than 1% of tangible stockholders' equity.

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

The consolidated financial statements as of December 31, 2020 and 2019 and fiscal years 2020, 2019 and 2018 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audit. For further information refer to the Ernst & Young LLP audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2020, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2020. The effectiveness of our internal control over financial reporting as of December 31, 2020 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2020, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AGNC Investment Corp. as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes, and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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
February 26, 2021

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. as of December 31, 2020 and 2019, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2020, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AGNC Investment Corp. at December 31, 2020 and 2019, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2020, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2020, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 26, 2021 expressed an unqualified opinion thereon.

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

Agency securities and non-agency securities of high credit quality net premium amortization
Description of the Matter	As of December 31, 2020, the Company’s investment securities had a net unamortized premium balance of $2.3 billion, including interest and principal-only securities, and it recorded $1.1 billion of net premium amortization for the year then ended. As explained in Note 2 to the financial statements, premiums or discounts associated with the purchase of Agency residential mortgage-backed securities (“Agency RMBS") and non-Agency mortgage-backed securities of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. The effective yield on the Company’s Agency RMBS and non-Agency mortgage-backed securities of high credit quality is highly impacted by the Company’s estimate of future prepayments. The Company estimates long-term prepayment speeds of such securities using a third-party service provider and market data. The third-party service provider estimates long-term prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors.

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

Tysons, Virginia
February 26, 2021

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2020	2019
Assets:
Agency securities, at fair value (including pledged securities of $53,698 and $92,608, respectively)	$64,836	$98,516
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	295	371
Credit risk transfer securities, at fair value (including pledged securities of $455 and $309, respectively)	737	976
Non-Agency securities, at fair value (including pledged securities of $458 and $0, respectively)	546	579
U.S. Treasury securities, at fair value (including pledged securities of $0 and $97, respectively)	—	97
Cash and cash equivalents	1,017	831
Restricted cash	1,307	451
Derivative assets, at fair value	391	190
Receivable for investment securities sold (including pledged securities of $207 and $0, respectively)	210	—
Receivable under reverse repurchase agreements	11,748	10,181
Goodwill	526	526
Other assets	204	364
Total assets	$81,817	$113,082
Liabilities:
Repurchase agreements	$52,366	$89,182
Debt of consolidated variable interest entities, at fair value	177	228
Payable for investment securities purchased	6,157	2,554
Derivative liabilities, at fair value	2	6
Dividends payable	90	104
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	11,727	9,543
Accounts payable and other liabilities	219	424
Total liabilities	70,738	102,041
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538 and $963, respectively	1,489	932
Common stock - $0.01 par value; 1,500 and 900 shares authorized, respectively; 539.5 and 540.9 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,972	13,893
Retained deficit	(5,106)	(3,886)
Accumulated other comprehensive income	719	97
Total stockholders' equity	11,079	11,041
Total liabilities and stockholders' equity	$81,817	$113,082
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2020	2019	2018
Interest income:
Interest income	$1,519	$2,842	$1,949
Interest expense	674	2,149	1,173
Net interest income	845	693	776
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	1,126	388	(137)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	319	2,014	(297)
Loss on derivative instruments and other securities, net	(2,463)	(2,324)	(167)
Management fee income	—	—	54
Total other gain (loss), net:	(1,018)	78	(547)
Expenses:
Compensation and benefits	56	47	45
Other operating expense	37	36	55
Total operating expense	93	83	100
Net income (loss)	(266)	688	129
Dividends on preferred stock	96	54	36
Issuance costs of redeemed preferred stock	—	6	—
Net income (loss) available (attributable) to common stockholders	$(362)	$628	$93

Net income (loss)	$(266)	$688	$129
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	622	1,040	(598)
Comprehensive income (loss)	356	1,728	(469)
Dividends on preferred stock	96	54	36
Issuance costs of redeemed preferred stock	—	6	—
Comprehensive income (loss) available (attributable) to common stockholders	$260	$1,668	$(505)

Weighted average number of common shares outstanding - basic	551.6	540.6	441.1
Weighted average number of common shares outstanding - diluted	551.6	541.4	441.4
Net income (loss) per common share - basic	$(0.66)	$1.16	$0.21
Net income (loss) per common share - diluted	$(0.66)	$1.16	$0.21
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2017	$484	391.3	$4	$11,173	$(2,562)	$(345)	$8,754
Net income	—	—	—	—	129	—	129
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(598)	(598)
Stock-based compensation	—	—	—	10	—	—	10
Issuance of common stock, net of offering costs	—	145.0	1	2,610	—	—	2,611
Preferred dividends declared	—	—	—	—	(36)	—	(36)
Common dividends declared	—	—	—	—	(964)	—	(964)
Balance, December 31, 2018	$484	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net income	—	—	—	—	688	—	688
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	1,040	1,040
Stock-based compensation	—	0.1	—	13	—	—	13
Issuance of preferred stock, net of offering cost	617	—	—	—	—	—	617
Redemption of preferred stock	(169)	—	—	—	(6)	—	(175)
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Repurchase of common stock	—	(6.9)	—	(103)	—	—	(103)
Preferred dividends declared	—	—	—	—	(54)	—	(54)
Common dividends declared	—	—	—	—	(1,081)	—	(1,081)
Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(266)	—	(266)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	622	622
Stock-based compensation	—	0.1	—	18	—	—	18
Issuance of preferred stock, net of offering cost	557	—	—	—	—	—	557
Issuance of common stock, net of offering cost	—	26.7	1	438	—	—	439
Repurchase of common stock	—	(28.2)	(1)	(377)	—	—	(378)
Preferred dividends declared	—	—	—	—	(96)	—	(96)
Common dividends declared	—	—	—	—	(858)	—	(858)
Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2020	2019	2018
Operating activities:
Net income (loss)	$(266)	$688	$129
Adjustments to reconcile net income to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	1,082	601	331
Amortization of intangible assets	—	—	25
Stock-based compensation	18	13	6
(Gain) loss on sale of investment securities, net	(1,126)	(388)	137
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(319)	(2,014)	297
Loss on derivative instruments and other securities, net	2,463	2,324	167
(Increase) decrease in other assets	119	(35)	(100)
Increase (decrease) in accounts payable and other accrued liabilities	(224)	(9)	121
Net cash provided by operating activities	1,747	1,180	1,113
Investing activities:
Purchases of Agency mortgage-backed securities	(56,521)	(47,548)	(42,586)
Purchases of credit risk transfer and non-Agency securities	(765)	(1,406)	(1,572)
Proceeds from sale of Agency mortgage-backed securities	77,294	23,212	8,132
Proceeds from sale of credit risk transfer and non-Agency securities	896	1,437	891
Principal collections on Agency mortgage-backed securities	17,373	12,810	7,170
Principal collections on credit risk transfer and non-Agency securities	131	20	15
Payments on U.S. Treasury securities	(24,497)	(26,823)	(10,829)
Proceeds from U.S. Treasury securities	25,978	13,555	21,308
Net proceeds from (payments on) reverse repurchase agreements	(1,530)	11,962	(10,571)
Net proceeds from (payments on) derivative instruments	(1,834)	(1,437)	76
Net proceeds from other investing activity	—	—	30
Net cash provided by (used in) investing activities	36,525	(14,218)	(27,936)
Financing activities:
Proceeds from repurchase arrangements	3,133,008	4,234,972	2,031,463
Payments on repurchase agreements	(3,169,824)	(4,221,507)	(2,006,042)
Payments on debt of consolidated variable interest entities	(62)	(55)	(78)
Net proceeds from preferred stock issuances	557	617	—
Payments for preferred stock repurchases	—	(175)	—
Net proceeds from common stock issuances	439	190	2,611
Payments for common stock repurchases	(378)	(103)	—
Cash dividends paid	(970)	(1,139)	(974)
Net cash provided by (used in) financing activities	(37,230)	12,800	26,980
Net change in cash, cash equivalents and restricted cash	1,042	(238)	157
Cash, cash equivalents and restricted cash at beginning of period	1,282	1,520	1,363
Cash, cash equivalents and restricted cash at end of period	$2,324	$1,282	$1,520

Supplemental disclosure to cash flow information:
Interest paid	$866	$2,097	$1,090
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
We were organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
We invest primarily in Agency residential mortgage-backed securities ("Agency RMBS") for which the principal and interest payments are guaranteed by a U.S. Government-sponsored enterprise ("GSE") or a U.S. Government agency. We also invest in other types of mortgage and mortgage-related securities, such as credit risk transfer ("CRT") securities and non-Agency residential and commercial mortgage-backed securities ("non-Agency RMBS" and "CMBS," respectively), where repayment of principal and interest is not guaranteed by a GSE or U.S. Government agency, and other assets related to the housing, mortgage or real estate markets. We fund our investments primarily through collateralized borrowings structured as repurchase agreements.
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
We are internally managed with the principal objective of providing our stockholders with attractive risk-adjusted returns through a combination of monthly dividends and tangible net book value accretion. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities.

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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase agreements with financial institutions. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date. We maintain a beneficial interest in the specific securities pledged during the term of each repurchase arrangement and we receive the related principal and interest payments. Pursuant to ASC Topic 860, Transfers and Servicing,

we account for repurchase agreements as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year but may extend up to five years or more.
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
The majority of our financial instruments are classified as Level 2 inputs. The availability of observable inputs can be affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. We typically obtain price estimates from multiple third-party pricing sources, such as pricing services and dealers, or, if applicable, the registered clearing exchange. We make inquiries of third-party pricing sources to understand the significant inputs and assumptions they used to determine their prices and that they are derived from orderly transactions, particularly during periods of elevated market turbulence and reduced market liquidity. We also review third-party price estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from pricing sources, we will exclude prices for securities from our estimation of fair value if we determine based on our validation procedures and our market knowledge and expertise that the price is significantly different from what observable market data would indicate and we cannot obtain an understanding from the third-party source as to the significant inputs used to determine the price.
The following is a description of the valuation methodologies used for instruments measured at fair value on a recurring basis classified as Level 2 inputs. These instruments trade in active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of these markets and the similarity of our securities and derivative instruments to those actively traded enable our pricing sources and us to observe quoted prices in the market and utilize those prices as a basis for formulating fair value measurements.
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
U.S. Treasury securities and futures are valued based on quoted prices for identical instruments in active markets and are classified as Level 1 assets. None of our financial instruments are classified as Level 3 inputs.
Consolidated Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. As of December 31, 2020 and 2019, our consolidated financial statements reflect the consolidation of certain VIEs for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements and other borrowings, and interest rate swaps and other derivative instruments.
Goodwill
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recognized as an asset on our consolidated balance sheets. As of December 31, 2020 and 2019, we had $526 million of goodwill related to our acquisition of AGNC Management, LLC, our former manager, on July 1, 2016. Goodwill is not subject to amortization but must be tested for impairment at least annually and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to the reporting unit's fair value. If the reporting units' carrying value is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value. During fiscal years 2020, 2019, and 2018, we did not recognize a goodwill impairment charge.
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

Note 3. Investment Securities
As of December 31, 2020 and 2019, our investment portfolio consisted of $66.4 billion and $100.4 billion of investment securities, at fair value, respectively, and $31.5 billion and $7.4 billion of net TBA securities, at fair value, respectively. Our net TBA position is reported at its net carrying value of $275 million and $25 million as of December 31, 2020 and 2019, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of December 31, 2020 and 2019, our investment securities had a net unamortized premium balance of $2.4 billion and $3.1 billion, respectively.

The following tables summarize our investment securities as of December 31, 2020 and 2019, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 5.

	December 31, 2020		December 31, 2019
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$61,977	$64,615	$96,375	$98,074
Adjustable rate	69	70	160	163
CMO	289	301	441	447
Interest-only and principal-only strips	105	126	146	164
Multifamily	17	19	37	39
Total Agency RMBS	62,457	65,131	97,159	98,887
Non-Agency RMBS	178	188	198	209
CMBS	333	358	352	370
CRT securities	733	737	961	976
Total investment securities	$63,701	$66,414	$98,670	$100,442

	December 31, 2020
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$9,325	$3,416	$2	$—	$—	$—	$12,743
Unamortized discount	(4)	(1)	—	—	—	—	(5)
Unamortized premium	389	152	—	—	—	—	541
Amortized cost	9,710	3,567	2	—	—	—	13,279
Gross unrealized gains	539	180	—	—	—	—	719
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	10,249	3,747	2	—	—	—	13,998
Securities remeasured at fair value through earnings:
Par value	32,824	14,447	3	187	331	735	48,527
Unamortized discount	(18)	(1)	—	(12)	(3)	(12)	(46)
Unamortized premium	1,314	607	—	4	6	10	1,941
Amortized cost	34,120	15,053	3	179	334	733	50,422
Gross unrealized gains	1,280	683	—	11	28	12	2,014
Gross unrealized losses	(5)	(1)	—	(2)	(4)	(8)	(20)
Total securities remeasured at fair value through earnings	35,395	15,735	3	188	358	737	52,416
Total securities, at fair value	$45,644	$19,482	$5	$188	$358	$737	$66,414
Weighted average coupon as of December 31, 2020	3.30%	3.56%	4.73%	4.28%	4.13%	3.43%	3.39%
Weighted average yield as of December 31, 2020 [1]	2.25%	2.39%	2.46%	4.33%	4.29%	3.71%	2.33%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 17.6% based on forward rates as of December 31, 2020.

	December 31, 2019
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$14,301	$4,762	$18	$—	$—	$—	$19,081
Unamortized discount	(10)	(2)	—	—	—	—	(12)
Unamortized premium	711	276	—	—	—	—	987
Amortized cost	15,002	5,036	18	—	—	—	20,056
Gross unrealized gains	142	29	1	—	—	—	172
Gross unrealized losses	(50)	(25)	—	—	—	—	(75)
Total available-for-sale securities, at fair value	15,094	5,040	19	—	—	—	20,153
Securities remeasured at fair value through earnings:
Par value	45,106	29,881	—	208	348	937	76,480
Unamortized discount	(68)	(2)	—	(10)	(3)	(2)	(85)
Unamortized premium	1,218	967	—	1	7	26	2,219
Amortized cost	46,256	30,846	—	199	352	961	78,614
Gross unrealized gains	991	691	—	10	19	18	1,729
Gross unrealized losses	(32)	(18)	—	—	(1)	(3)	(54)
Total securities remeasured at fair value through earnings	47,215	31,519	—	209	370	976	80,289
Total securities, at fair value	$62,309	$36,559	$19	$209	$370	$976	$100,442
Weighted average coupon as of December 31, 2019	3.62%	3.75%	3.77%	4.05%	4.49%	5.07%	3.68%
Weighted average yield as of December 31, 2019 [1]	3.03%	3.09%	2.08%	4.39%	4.38%	4.05%	3.07%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.8% based on forward rates as of December 31, 2019.
As of December 31, 2020 and 2019, our investments in CRT and non-Agency securities had the following credit ratings:

	December 31, 2020			December 31, 2019
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$35	$—	$—	$43
AA	—	20	190	—	81	214
A	—	32	28	13	25	34
BBB	28	83	55	67	71	69
BB	167	36	43	471	21	10
B	304	6	7	308	4	—
Not Rated	238	11	—	117	7	—
Total	$737	$188	$358	$976	$209	$370
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of December 31, 2020 and 2019, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 17.6% and 10.8%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2020 and 2019 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2020				December 31, 2019
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$3,642	$3,569	3.56%	2.15%	$2,671	$2,654	3.54%	2.61%
> 3 years and ≤ 5 years	47,740	45,578	3.54%	2.42%	10,822	10,563	3.85%	3.20%
> 5 years and ≤10 years	15,019	14,541	2.87%	2.08%	86,492	85,002	3.67%	3.07%
> 10 years	13	13	5.56%	3.59%	457	451	3.31%	3.06%
Total	$66,414	$63,701	3.39%	2.33%	$100,442	$98,670	3.68%	3.07%
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2020 and 2019 (in millions):

Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2020	$—	$—	$—	$—	$—	$—
December 31, 2019	$1,653	$(12)	$6,984	$(63)	$8,637	$(75)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2020, 2019 and 2018 by investment classification of accounting (in millions):

	Fiscal Year 2020			Fiscal Year 2019			Fiscal Year 2018
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(2,310)	$(74,964)	$(77,274)	$(732)	$(23,040)	$(23,772)	$(4,306)	$(5,344)	$(9,650)
Proceeds from investment securities sold [1]	2,391	76,009	78,400	723	23,437	24,160	4,227	5,286	9,513
Net gain (loss) on sale of investment securities	$81	$1,045	$1,126	$(9)	$397	$388	$(79)	$(58)	$(137)

Gross gain on sale of investment securities	$81	$1,149	$1,230	$—	$401	$401	$6	$16	$22
Gross loss on sale of investment securities	—	(104)	(104)	(9)	(4)	(13)	(85)	(74)	(159)
Net gain (loss) on sale of investment securities	$81	$1,045	$1,126	$(9)	$397	$388	$(79)	$(58)	$(137)
  ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2020, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of December 31, 2020 and 2019, we had $52.4 billion and $89.2 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2020 and 2019 (dollars in millions):

	December 31, 2020			December 31, 2019
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$29,505	0.22%	12	$56,664	2.19%	10
> 1 to ≤ 3 months	13,434	0.27%	57	20,761	2.01%	53
> 3 to ≤ 6 months	7,317	0.28%	142	5,683	2.19%	100
> 6 to ≤ 9 months	660	0.24%	208	1,500	2.66%	182
> 9 to ≤ 12 months	1,450	0.15%	354	2,152	2.41%	351
> 12 to ≤ 24 months	—	—%	—	625	2.38%	411
> 24 to ≤ 36 months	—	—%	—	1,700	2.45%	833
Total Agency repo	52,366	0.24%	54	89,085	2.17%	55
U.S. Treasury repo:
> 1 day to ≤ 1 month	—	—%	—	97	1.63%	2
Total	$52,366	0.24%	54	$89,182	2.17%	55
As of December 31, 2020 and 2019, $11.2 billion and $17.0 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of December 31, 2020, we had $2.9 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 0.12%. As of 2019, we had $4.5 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 12 days and a weighted average interest rate of 1.60%. As of December 31, 2020 and 2019, 47% and 40%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 46% and 38% of our repurchase agreement funding outstanding as of December 31, 2020 and 2019, respectively.
During fiscal year 2020, we terminated $3.7 billion of repurchase agreements with a weighted average interest rate of 2.11% and a weighted average remaining maturity of 2.2 years. The terminated agreements were replaced with shorter duration repurchase agreements at lower prevailing market rates. We recognized losses on debt extinguishment of $146 million in other gain (loss), net for fiscal year 2020 associated with the terminated repurchase agreements. We did not terminate any repurchase agreements during the prior two year period.
Reverse Repurchase Agreements
As of December 31, 2020 and 2019, we had $11.7 billion and $10.2 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $11.7 billion and $9.5 billion, respectively. As of December 31, 2020 and 2019, $3.6 billion and $5.4 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2020 and 2019 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2020	2019
Interest rate swaps	Derivative assets, at fair value	$—	$21
Swaptions	Derivative assets, at fair value	116	126
TBA securities	Derivative assets, at fair value	275	29
U.S. Treasury futures - short	Derivative assets, at fair value	—	14
Total derivative assets, at fair value		$391	$190

Interest rate swaps	Derivative liabilities, at fair value	$—	$(2)
TBA securities	Derivative liabilities, at fair value	—	(4)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(2)	—
Total derivative liabilities, at fair value		$(2)	$(6)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$—	$97
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(11,727)	(9,543)
Total U.S. Treasury securities, net at fair value		$(11,727)	$(9,446)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2020 and 2019 (dollars in millions):

	December 31, 2020				December 31, 2019
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$8,750	0.04%	0.08%	2.4	$59,700	1.30%	1.58%	1.6
> 3 to ≤ 5 years	17,000	0.10%	0.08%	4.1	9,850	1.17%	1.55%	3.8
> 5 to ≤ 7 years	9,800	0.21%	0.08%	5.8	5,650	1.34%	1.70%	6.4
> 7 to ≤ 10 years	6,200	0.28%	0.07%	8.5	2,850	1.36%	1.58%	8.9
> 10 years	1,475	0.47%	0.07%	14.2	1,025	1.64%	1.78%	15.4
Total	$43,225	0.15%	0.08%	5.1	$79,075	1.29%	1.59%	2.7

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	December 31, 2020	December 31, 2019
SOFR	71%	3%
OIS	29%	86%
3M LIBOR	—%	11%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
December 31, 2020
≤ 1 year	$123	$15	5	$5,900	2.17%	9.2
> 1 year ≤ 2 years	41	33	20	2,000	1.38%	10.0
> 2 year ≤ 3 years	65	60	33	2,250	1.40%	10.0
> 3 year ≤ 4 years	8	8	40	250	1.43%	10.0
Total	$237	$116	15	$10,400	1.84%	9.5

December 31, 2019
≤ 1 year	$123	$80	8	$5,650	2.26%	9.3
> 1 year ≤ 2 years	53	46	16	3,200	2.50%	10.0
Total	$176	$126	11	$8,850	2.34%	9.5
________________________________
1.As of December 31, 2020 and 2019, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of December 31, 2020, 33% and 67% of the underlying swap receive rates were tied to 3-Month LIBOR and SOFR, respectively, and, as of 2019, 100% of the underlying payer swap receive rates were tied to 3-Month LIBOR.

U.S. Treasury Securities	December 31, 2020			December 31, 2019
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$(425)	$(425)	$(425)	$95	$95	$97
7 years	(1,083)	(1,081)	(1,089)	—	—	—
10 years	(9,780)	(9,862)	(10,213)	(9,224)	(9,329)	(9,543)
Total U.S. Treasury securities	$(11,288)	$(11,368)	$(11,727)	$(9,129)	$(9,234)	$(9,446)
________________________________
1.As of December 31, 2020 and 2019, short U.S. Treasury securities had a weighted average yield of 1.20% and 2.19%, respectively, and, as of 2019, long U.S. Treasury securities had a weighted average yield of 2.21%.

U.S. Treasury Futures	December 31, 2020				December 31, 2019
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,000)	$(1,379)	$(1,381)	$(2)	$(1,000)	$(1,298)	$(1,284)	$14
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2020				December 31, 2019
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.0%	$6,540	$6,708	$6,771	63	$—	$—	$—	$—
2.5%	200	208	209	1	805	811	812	1
3.0%	—	—	—	—	1,059	1,083	1,086	3
3.5%	—	—	—	—	241	250	250	—
4.0%	—	—	—	—	75	78	78	—
Total 15-Year TBA securities	6,740	6,916	6,980	64	2,180	2,222	2,226	4
30-Year TBA securities:
≤ 2.0%	19,805	20,314	20,480	166	—	—	—	—
2.5%	3,167	3,291	3,335	44	—	—	—	—
3.0%	528	552	553	1	5,008	5,052	5,073	21
3.5%	124	131	131	—	1,226	1,259	1,261	2
4.0%	—	—	—	—	(1,507)	(1,565)	(1,568)	(3)
≥ 4.5%	—	—	—	—	415	436	437	1
Total 30-Year TBA securities, net	23,624	24,288	24,499	211	5,142	5,182	5,203	21
Total TBA securities, net	$30,364	$31,204	$31,479	$275	$7,322	$7,404	$7,429	$25
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2020, 2019 and 2018 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2020:
TBA securities, net	$7,322	286,586	(263,544)	$30,364	$1,497
Interest rate swaps - payer	$79,075	101,950	(137,800)	$43,225	(2,766)
Payer swaptions	$8,850	7,000	(5,450)	$10,400	(156)
U.S. Treasury securities - short position	$(9,224)	(18,912)	16,849	$(11,287)	(905)
U.S. Treasury securities - long position	$95	7,011	(7,106)	$—	102
U.S. Treasury futures contracts - short position	$(1,000)	(4,000)	4,000	$(1,000)	(106)
					$(2,334)
Fiscal Year 2019:
TBA securities, net	$7,152	95,169	(94,999)	$7,322	$411
Interest rate swaps - payer	$51,625	166,975	(139,525)	$79,075	(1,645)
Interest rate swaps - receiver	$—	(175)	175	$—	—
Payer swaptions	$3,500	7,650	(2,300)	$8,850	(26)
U.S. Treasury securities - short position	$(21,345)	(12,601)	24,722	$(9,224)	(967)
U.S. Treasury securities - long position	$45	1,776	(1,726)	$95	11
U.S. Treasury futures contracts - short position	$(1,650)	(5,300)	5,950	$(1,000)	(109)
					$(2,325)

Fiscal Year 2018:
TBA securities, net	$15,474	194,534	(202,856)	$7,152	$(299)
Interest rate swaps - payer	$43,700	14,350	(6,425)	$51,625	140
Payer swaptions	$6,650	1,250	(4,400)	$3,500	90
U.S. Treasury securities - short position	$(10,699)	(19,278)	8,632	$(21,345)	(161)
U.S. Treasury securities - long position	$—	1,949	(1,904)	$45	1
U.S. Treasury futures contracts - short position	$(2,910)	(7,859)	9,119	$(1,650)	48
					$(181)
________________________________
1.Amounts exclude $146 million of losses on debt extinguishment for fiscal year 2020 (see Note 4) and other miscellaneous gains and losses for all periods presented recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
Our counterparties also apply a "haircut" to our pledged collateral, which means our collateral is valued at slightly less than market value and limits the amount we can borrow against our securities. This haircut reflects the underlying risk of the specific collateral and protects our counterparty against a change in its value. Our agreements do not specify the haircut; rather, haircuts are determined on an individual transaction basis. Consequently, our funding agreements and derivative contracts expose us to credit risk relating to potential losses that could be recognized if our counterparties fail to perform their obligations under such agreements. We minimize this risk by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered clearinghouses and U.S. government agencies, and we monitor our positions with individual counterparties. In the event of a default by a counterparty, we may have difficulty obtaining our assets pledged as collateral to such counterparty and may not receive payments as and when due to us under the terms of our derivative agreements. In the case of centrally cleared instruments, we could be exposed to credit risk if the central clearing agency or a clearing member defaults on its respective obligation to perform under the contract. However, we believe that the risk is minimal due to the clearing exchanges' initial and daily mark-to-market margin requirements, clearinghouse guarantee funds and other resources that are available in the event of a clearing member default.
As of December 31, 2020, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (measured as the excess of the value of collateral pledged over the amount of our repurchase liabilities). As of December 31, 2020, approximately 9% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2020 and 2019 (in millions):

	December 31, 2020
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$53,401	$295	$365	$258	$54,319
CRT - fair value	455	—	—	—	455
Non-Agency - fair value	458	—	—	—	458
U.S. Treasury securities - fair value	—	—	—	—	—
Accrued interest on pledged securities	147	1	1	1	150
Restricted cash	417	—	890	—	1,307
Total	$54,878	$296	$1,256	$259	$56,689

	December 31, 2019
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$92,142	$371	$404	$206	$93,123
CRT - fair value	309	—	—	—	309
U.S. Treasury securities - fair value	453	—	—	28	481
Accrued interest on pledged securities	267	1	1	1	270
Restricted cash	111	—	340	—	451
Total	$93,282	$372	$745	$235	$94,634
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $119 million and $144 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2020 and 2019, respectively.
3.Includes margin for TBAs cleared through prime brokers and other clearing deposits.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2020 and 2019 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2020			December 31, 2019
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$29,674	$28,208	$82	$56,990	$55,951	$167
> 30 and ≤ 60 days	8,438	8,013	23	14,410	14,114	42
> 60 and ≤ 90 days	5,782	5,495	16	7,637	7,536	20
> 90 days	10,420	10,068	26	13,510	13,286	38
Total	$54,314	$51,784	$147	$92,547	$90,887	$267
________________________________
1.Includes $119 million and $144 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2020 and 2019, respectively.
2.Excludes $357 million of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2019.
Assets Pledged from Counterparties
As of December 31, 2020 and 2019, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2020				December 31, 2019
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$11,727	$—	$13	$11,740	$10,099	$—	$1	$10,100
Cash	—	107	3	110	—	116	—	116
Total	$11,727	$107	$16	$11,850	$10,099	$116	$1	$10,216
________________________________
1.As of December 31, 2019, $357 million of U.S. Treasury securities received from counterparties were repledged as collateral and, as of December 31, 2020 and 2019, $11.7 billion and $9.5 billion, respectively, were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2020 and 2019 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2020
Interest rate swap and swaption agreements, at fair value [1]	$116	$—	$116	$—	$(105)	$11
TBA securities, at fair value	275	—	275	—	—	275
Receivable under reverse repurchase agreements	11,748	—	11,748	(6,522)	(5,223)	3
Total	$12,139	$—	$12,139	$(6,522)	$(5,328)	$289

December 31, 2019
Interest rate swap and swaption agreements, at fair value [1]	$147	$—	$147	$(2)	$(116)	$29
TBA securities, at fair value	29	—	29	(4)	—	25
Receivable under reverse repurchase agreements	10,181	—	10,181	(9,852)	(329)	—
Total	$10,357	$—	$10,357	$(9,858)	$(445)	$54

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2020
Interest rate swap agreements, at fair value [1]	$—	$—	$—	$—	$—	$—
TBA securities, at fair value	—	—	—	—	—	—
Repurchase agreements	52,366	—	52,366	(6,522)	(45,844)	—
Total	$52,366	$—	$52,366	$(6,522)	$(45,844)	$—

December 31, 2019
Interest rate swap agreements, at fair value [1]	$2	$—	$2	$(2)	$—	$—
TBA securities, at fair value	4	—	4	(4)	—	—
Repurchase agreements	89,182	—	89,182	(9,852)	(79,330)	—
Total	$89,188	$—	$89,188	$(9,858)	$(79,330)	$—

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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2020 and 2019, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during fiscal years 2020 and 2019.

	December 31, 2020			December 31, 2019
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$64,836	$—	$—	$98,516	$—
Agency securities transferred to consolidated VIEs	—	295	—	—	371	—
Credit risk transfer securities	—	737	—	—	976	—
Non-Agency securities	—	546	—	—	579	—
U.S. Treasury securities	—	—	—	97	—	—
Interest rate swaps	—	—	—	—	21	—
Swaptions	—	116	—	—	126	—
TBA securities	—	275	—	—	29	—
U.S. Treasury futures	—	—	—	14	—	—
Total	$—	$66,805	$—	$111	$100,618	$—
Liabilities:
Debt of consolidated VIEs	$—	$177	$—	$—	$228	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	11,727	—	—	9,543	—	—
Interest rate swaps	—	—	—	—	2	—
TBA securities	—	—	—	—	4	—
U.S. Treasury futures	2	—	—	—	—	—
Total	$11,729	$177	$—	$9,543	$234	$—
Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of December 31, 2020 and 2019, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of December 31, 2020 and 2019 due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

Note 8. Net Income (Loss) Per Common Share

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

	Fiscal Year
	2020	2019	2018
Weighted average number of common shares issued and outstanding	550.6	540.2	440.9
Weighted average number of fully vested restricted stock units outstanding	1.0	0.4	0.2
Weighted average number of common shares outstanding - basic	551.6	540.6	441.1
Weighted average number of dilutive unvested restricted stock units outstanding	—	0.8	0.3
Weighted average number of common shares outstanding - diluted	551.6	541.4	441.4
Net income (loss) available (attributable) to common stockholders	$(362)	$628	$93
Net income (loss) per common share - basic	$(0.66)	$1.16	$0.21
Net income (loss) per common share - diluted	$(0.66)	$1.16	$0.21
For fiscal year 2020, 1.1 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2019, 13,800, 10,350, and 16,100 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, and 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, and E Preferred Stock", respectively). As of December 31, 2020, an additional 23,000 shares were designated as 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (referred to as "Series F Preferred Stock"). As of December 31, 2019, 13,000, 9,400, and 16,100 shares of Series C, D, and E Preferred Stock, respectively, were issued and outstanding. As of December 31, 2020, an additional 23,000 shares of Series F Preferred Stock were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share (or $25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of December 31, 2020 (dollars and shares in millions):

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
Common Stock Offerings
During fiscal years 2020 and 2019, we did not complete a follow-on public offering of our common stock. During fiscal year 2018, we completed three follow-on public offerings of our common stock summarized in the table below (in millions, except for per share data).

Follow-On Public Offerings	Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2018:
May 2018	$18.35	34.5	$633
August 2018	$18.68	43.7	817
November 2018	$17.09	46.0	786
Total fiscal year 2018		124.2	$2,236

At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock sold under sales the agreements during fiscal years 2020, 2019 and 2018. As of December 31, 2020, shares of our common stock with an aggregate offering price of $26 million remained authorized for issuance under this program through June 14, 2021.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2020	$16.46	26.7	$439
Fiscal Year 2019	$16.67	11.4	$190
Fiscal Year 2018	$18.03	20.8	$375

Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock under certain conditions. In October 2020, our Board of Directors terminated its existing stock repurchase authorization that was due to expire on December 31, 2020 and replaced it with a new authorization to repurchase up to $1 billion of common stock through December 31, 2021. The following table includes a summary of shares of our common stock repurchased during fiscal years 2020 and 2019. We did not repurchase shares of our common stock during fiscal year 2018. As of December 31, 2020, we had $0.9 billion of common stock remaining available for repurchase.

Common Stock Repurchases	Average Price Paid Per Share [1]	Shares	Net Cost
Fiscal Year 2020 [2]	$13.33	28.2	$378
Fiscal Year 2019	$14.90	6.9	$103
________________________________
1.Average price paid per share includes transaction costs.
2.Excludes December 2020 share repurchases settling in January 2021 totaling $24 million, or 1.6 million shares.

Distributions to Stockholders
The following table summarizes dividends declared during fiscal years 2020, 2019 and 2018 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share [1]
Series B Preferred Stock
Fiscal year 2019	$12	$1.673785
Fiscal year 2018	$14	$1.937500
Series C Preferred Stock
Fiscal year 2020	$23	$1.750000
Fiscal year 2019	$23	$1.750000
Fiscal year 2018	$23	$1.750000
Series D Preferred Stock
Fiscal year 2020	$16	$1.718750
Fiscal year 2019	$14	$1.475263
Series E Preferred Stock
Fiscal year 2020	$26	$1.625000
Fiscal year 2019	$7	$0.460420
Series F Preferred Stock
Fiscal year 2020	$33	$1.420658
Common Stock
Fiscal year 2020	$858	$1.560000
Fiscal year 2019	$1,081	$2.000000
Fiscal year 2018	$964	$2.160000
________________________________
1.Preferred stock per share amounts are per depositary share.

The following table summarizes our tax characterization of distributions to stockholders for fiscal years 2020, 2019 and 2018. Distributions included in the table below are based on the fiscal tax year for which the distribution is attributed to for stockholders in accordance with rules promulgated under the Internal Revenue Code:

		Tax Characterization [1]
Fiscal Tax Year	Distribution Rate [1]	Ordinary Dividend Per Share	Qualified Dividends	Capital Gain Dividend Per Share	Non-Dividend Distributions	Section 199A Dividend
Series B Preferred Stock
Fiscal year 2019	$2.158160	$2.158160	$—	$—	$—	$2.158160
Fiscal year 2018	$1.937500	$1.937500	$—	$—	$—	$1.937500
Series C Preferred Stock
Fiscal year 2020	$1.750000	$0.570268	$—	$1.179732	$—	$0.570268
Fiscal year 2019	$1.750000	$1.750000	$—	$—	$—	$1.750000
Fiscal year 2018	$1.750000	$1.750000	$—	$—	$—	$1.750000
Series D Preferred Stock
Fiscal year 2020	$1.718750	$0.560086	$—	$1.158664	$—	$0.560086
Fiscal year 2019	$1.045575	$1.045575	$—	$—	$—	$1.045575
Series E Preferred Stock
Fiscal year 2020	$1.679170	$0.547188	$—	$1.131982	$—	$0.547188
Series F Preferred Stock
Fiscal year 2020	$1.037845	$0.338201	$—	$0.699644	$—	$0.338201
Common Stock
Fiscal year 2020	$1.720000	$0.560492	$—	$1.159508	$—	$0.560492
Fiscal year 2019	$2.020000	$1.159504	$—	$—	$0.860496	$1.159504
Fiscal year 2018	$2.160000	$1.127208	$—	$—	$1.032792	$1.127208
________________________________
1.Preferred stock per share amounts are per depositary share.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2020, 2019 and 2018 (in millions):

	Fiscal Year
Accumulated Other Comprehensive Income (Loss)	2020	2019	2018
Beginning Balance	$97	$(943)	$(345)
OCI before reclassifications	703	1,031	(677)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	(81)	9	79
Ending Balance	$719	$97	$(943)

Note 10. Long-Term Incentive Compensation

Stock-Based Incentive Plans
The 2016 Equity Plan authorizes a total of 10 million shares of our common stock that may be used to satisfy awards under the Plan, subject to the share counting rules set forth within the Plan. During fiscal years 2020, 2019 and 2018, we granted RSU awards to employees with a grant date fair value of $7 million, $7 million and $4 million, respectively, which vest annually over a three-year period. Additionally, during fiscal year 2018, we granted fully vested RSU awards to employees with a grant date fair value of $4 million in exchange for satisfaction and conversion of AGNC's obligations of an equivalent value under outstanding long-term incentive compensation awards granted to employees under the MTGE Incentive Plan ("RSU Exchange Awards") (see Other Long-Term Incentive Compensation below). During fiscal years 2020, 2019 and 2018, we granted RSU awards to independent directors of $0.8 million, $0.5 million and $0.5 million, respectively, which vest at the end of a one-year period from grant date.
The following table summarizes RSU awards under our 2016 Equity Plan for fiscal years 2020, 2019 and 2018:

2016 Equity Incentive Plan	RSU Awards	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2017	335,228	$17.46	$—
Granted [2]	261,036	$18.05	$—
Accrued RSU dividend equivalents	56,618	$—	$—
Vested [2]	(150,423)	$16.52	$18.60
Forfeitures	(546)	$16.98	$—
Unvested balance as of December 31, 2018	501,913	$16.08	$—
Granted	432,149	$17.59	$—
Accrued RSU dividend equivalents	83,355	$—	$—
Vested	(252,375)	$15.30	$17.91
Forfeitures	(6,812)	$16.00	$—
Unvested balance as of December 31, 2019	758,230	$15.44	$—
Granted	433,414	$18.60	$—
Accrued RSU dividend equivalents	95,809	$—	$—
Vested	(377,244)	$14.82	$11.82
Forfeitures	(1,225)	$17.87	$—
Unvested balance as of December 31, 2020	908,984	$15.57	$—
________________________________
1.Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.
2.Excludes 185,285 of RSU Exchange Awards.
During fiscal years 2020, 2019 and 2018, we granted PSU awards to employees under our 2016 Equity Plan, which vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The fair value of the PSU awards granted during fiscal years 2020, 2019 and 2018 as of the grant date was $10 million, $9 million and $5 million, respectively, assuming the target levels of performance are achieved. The actual value of the awards will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets. The following table summarizes PSU awards under our 2016 Equity Plan for fiscal years 2020, 2019 and 2018.

2016 Equity Incentive Plan	PSUs at Target Performance Level	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value [1]
Unvested balance as of December 31, 2017	273,376	$17.78	$—
Granted	272,228	$17.98	$—
Accrued PSU dividend equivalents	61,171	$—	$—
Vested	—	$—	$—
Unvested balance as of December 31, 2018	606,775	$16.08	$—
Granted	494,016	$17.56	$—
Accrued PSU dividend equivalents	123,594	$—	$—
Performance adjustment - Granted	95,427	$19.39	$—
Performance adjustment - Accrued PSU dividend equivalents	35,825	$—	$—
Vested	—	$—	$—
Forfeitures	(4,224)	$15.84	$—
Unvested balance as of December 31, 2019	1,351,413	$14.96	$—
Granted	508,757	$19.62	$—
Accrued PSU dividend equivalents	160,442	$—	$—
Performance adjustment - Granted	62,796	$17.98	$—
Performance adjustment - Accrued PSU dividend equivalents	26,183	$—	$—
Vested	(482,806)	$13.84	$11.81
Forfeitures	—	$—	$—
Unvested balance as of December 31, 2020	1,626,785	$15.15	$—
_______________________
1.Accrued PSU award dividend equivalents have a weighted average grant date fair value of $0.
As of December 31, 2020, 4.8 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested RSU awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee and (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date ("deferred awards"), and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2012. Unvested performance-based awards assume the maximum potential payout under the terms of the award. As of December 31, 2020, 1.2 million of deferred awards, including accrued DEUs, were outstanding.
During fiscal years 2020, 2019 and 2018, we recognized compensation expense of $20.6 million, $13.7 million and $6.1 million, respectively, for stock-based awards to employees and we recognized other operating expense of $0.7 million, $0.5 million and $0.5 million, respectively, for stock-based awards to independent directors. As of December 31, 2020, we had unrecognized expense related to stock-based awards of approximately $13 million, which is expected to be recognized over a weighted average period of 1.4 years.
Other Long-Term Incentive Compensation
During fiscal year 2018, we granted long-term incentive compensation awards to employees under our MTGE Incentive Plan (the "Incentive Plan"), with original grant date fair values of $2 million. During 2018, all outstanding awards under the Incentive Plan became fully vested and the Incentive Plan was terminated. Awards for which distribution of vested amounts had been deferred beyond the vesting date were exchanged for RSU awards granted under the 2016 Equity Plan of equal value. During fiscal year 2018, we recognized long-term incentive compensation expense associated with awards under the Incentive Plan of $5 million.
Note 11. Income Taxes
As of December 31, 2020, we have distributed all of our estimated taxable income for fiscal year 2020. Accordingly, we do not expect to incur an income tax liability on our 2020 taxable income. For fiscal years 2019 and 2018, we distributed all of our taxable income within the time limits prescribed by the Internal Revenue Code. Accordingly, we did not incur an income tax liability on our taxable income for such periods.

Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2020 or prior periods. Our tax returns for tax years 2017 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2020. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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

Item 9B. Other Information
None.

PART III.

Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2021 Annual Meeting of Stockholders (the "2021 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS", and "BOARD AND GOVERNANCE MATTERS."
Item 11. Executive Compensation
Information in response to this Item is incorporated herein by reference to the information provided in the 2021 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this Item is incorporated herein by reference to the information provided in the 2021 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this Item is incorporated herein by reference to the information provided in the 2021 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."
Item 14. Principal Accounting Fees and Services
Information in response to this Item is incorporated herein by reference to the information provided in the 2021 Proxy Statement under the heading "PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.

Item 15.        Exhibits and Financial Statement Schedules
(a)    List of documents filed as part of this report:

(1)    The following financial statements are filed herewith:

    Consolidated Balance Sheets as of December 31, 2020 and 2019
    Consolidated Statements of Comprehensive Income for fiscal years 2020, 2019 and 2018
    Consolidated Statements of Stockholders' Equity for fiscal years 2020, 2019 and 2018
    Consolidated Statements of Cash Flows for fiscal years 2020, 2019 and 2018
(2)    The following exhibits are filed herewith or incorporated herein by reference
Exhibit No.    Description
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
†* 10.2    Fifth Amended and Restated Employment Agreement, dated December 10, 2020, by and between AGNC Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed December 10, 2020.
†* 10.3    Third Amended and Restated Employment Agreement, dated November 1, 2016, by and between AGNC Mortgage Management, LLC and Peter J. Federico, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed November 4, 2016.
†* 10.4    Third Amended and Restated Employment Agreement, dated November 1, 2016, by and between AGNC Mortgage Management, LLC and Christopher J. Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed November 4, 2016.

†* 10.5    Form of First Amendment to the Amended and Restated Employment Agreement, dated February 13, 2020, by and between AGNC Mortgage Management, LLC and each of Peter Federico and Christopher Kuehl, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed February 14, 2020.
†* 10.6    Second Amended and Restated Employment Agreement, dated December 10, 2020, by and between AGNC Mortgage Management, LLC and Peter Federico, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed December 10, 2020.
†* 10.7    Second Amended and Restated Employment Agreement, dated December 10, 2020, by and between AGNC Mortgage Management, LLC and Christopher Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed December 10, 2020.
†* 10.8    Employment Agreement, dated as of January 25, 2019, by and between Bernice Bell and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 25, 2019.
†* 10.9    Employment Agreement, dated as of January 25, 2019, by and between Aaron J. Pas and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed January 25, 2019.
†* 10.10    Employment Agreement, dated December 18, 2017, by and between Kenneth L. Pollack and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed December 18, 2017.
†* 10.11    First Amendment to Employment Agreement by and between Kenneth L. Pollack and AGNC Mortgage Management, LLC, incorporated herein by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed January 25, 2019.
†* 10.12    Form of Amendment to the Amended and Restated Employment Agreement, dated February 13, 2020, by and between AGNC Mortgage Management, LLC and each of Bernice Bell, Aaron Pas and Kenneth Pollack, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed February 14, 2020.
†* 10.13    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Bernice Bell, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 22, 2021.
†* 10.14    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Aaron Pas, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed January 22, 2021.
† 10.15    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Kenneth Pollack, filed herewith.
†* 10.16    AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.7 of Form 10-K (File No. 001-34057), filed February 27, 2017.
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
†* 10.20    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers without Employment Contracts, incorporated herein by reference to Exhibit 10.11 of Form 10-K (File No. 001-34057), filed February 27, 2017.

†* 10.21    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Non-Employee Directors, incorporated herein by reference to Exhibit 10.14 of Form 10-K (File No. 001-34057), filed February 26, 2018.
†* 10.22    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Deferred Stock Unit Agreement incorporated herein by reference to Exhibit 10 of Form 10-Q for the quarter ended September 30, 2018 (File No. 001-34057), filed November 5, 2018.
†* 10.23    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, incorporated herein by reference to Exhibit 10.15 of Form 10-K (File No. 001-34057), filed February 22, 2019.
†* 10.24    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, incorporated herein by reference to Exhibit 10.16 of Form 10-K (File No. 001-34057), filed February 22, 2019.
†* 10.25    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.17 of Form 10-K (File No. 001-34057), filed February 22, 2019.
†10.26    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, filed herewith.
†10.27    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, filed herewith.
†10.28    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, filed herewith.
†10.29    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, filed herewith.
*14    AGNC Investment Corp. Code of Ethics and Conduct, adopted January 23, 2020, incorporated herein by reference to Exhibit 14 of Form 10-K (File No. 001-34057), filed February 25, 2020.
21    Subsidiaries of the Company and jurisdiction of incorporation:
1)AGNC TRS, LLC, a Delaware limited liability company
2)Old Georgetown Insurance Co. LLC, a Missouri limited liability company
3)Bethesda Securities, LLC, a Delaware limited liability company
4)AGNC Mortgage Management, LLC, a Delaware limited liability company
5)CT Collateral Funding, LLC, a Delaware limited liability company
23    Consent of Ernst & Young LLP, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	February 26, 2021
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ GARY D. KAIN	Director, Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)	February 26, 2021
Gary D. Kain

	/s/ BERNICE E. BELL	Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 26, 2021
Bernice E. Bell

	*	Director	February 26, 2021
Morris A. Davis

	*	Director	February 26, 2021
Donna J. Blank

	*	Director	February 26, 2021
John D. Fisk

	*	Director	February 26, 2021
Prue B. Larocca

	*	Director	February 26, 2021
Paul E. Mullings

	*	Director	February 26, 2021
Frances R. Spark

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact