Form 10-Q
period 2021-03-31
AGNC Investment Corp.
filed 2021-05-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2021 was 524,907,212.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2021	December 31, 2020
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $56,343 and $53,698, respectively)	$63,286	$64,836
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	270	295
Credit risk transfer securities, at fair value (including pledged securities of $406 and $455, respectively)	1,073	737
Non-Agency securities, at fair value (including pledged securities of $414 and $458, respectively)	868	546
Cash and cash equivalents	963	1,017
Restricted cash	813	1,307
Derivative assets, at fair value	698	391
Receivable for investment securities sold (including pledged securities of $0 and $207, respectively)	50	210
Receivable under reverse repurchase agreements	16,803	11,748
Goodwill	526	526
Other assets	195	204
Total assets	$85,545	$81,817
Liabilities:
Repurchase agreements	$55,056	$52,366
Debt of consolidated variable interest entities, at fair value	165	177
Payable for investment securities purchased	2,512	6,157
Derivative liabilities, at fair value	589	2
Dividends payable	88	90
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	15,090	11,727
Accounts payable and other liabilities	681	219
Total liabilities	74,181	70,738
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538	1,489	1,489
Common stock - $0.01 par value; 1,500 shares authorized; 524.9 and 539.5 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,736	13,972
Retained deficit	(4,348)	(5,106)
Accumulated other comprehensive income	482	719
Total stockholders' equity	11,364	11,079
Total liabilities and stockholders' equity	$85,545	$81,817
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2021	2020
Interest income:
Interest income	$557	$491
Interest expense	29	426
Net interest income	528	65
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(13)	494
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(955)	197
Gain (loss) on derivative instruments and other securities, net	1,439	(3,154)
Total other gain (loss), net:	471	(2,463)
Expenses:
Compensation and benefits	16	13
Other operating expense	8	10
Total operating expense	24	23
Net income (loss)	975	(2,421)
Dividends on preferred stock	25	21
Net income (loss) available (attributable) to common stockholders	$950	$(2,442)

Net income (loss)	$975	$(2,421)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(237)	464
Comprehensive income (loss)	738	(1,957)
Dividends on preferred stock	25	21
Comprehensive income (loss) available (attributable) to common stockholders	$713	$(1,978)

Weighted average number of common shares outstanding - basic	533.7	548.0
Weighted average number of common shares outstanding - diluted	535.6	548.0
Net income (loss) per common share - basic	$1.78	$(4.46)
Net income (loss) per common share - diluted	$1.77	$(4.46)
Dividends declared per common share	$0.36	$0.48
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(2,421)	—	(2,421)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	464	464
Stock-based compensation, net	—	0.1	—	3	—	—	3
Issuance of preferred stock, net of offering cost	557	—	—	—	—	—	557
Issuance of common stock, net of offering cost	—	26.7	1	438	—	—	439
Preferred dividends declared	—	—	—	—	(21)	—	(21)
Common dividends declared	—	—	—	—	(264)	—	(264)
Balance, March 31, 2020	$1,489	567.7	$6	$14,334	$(6,592)	$561	$9,798

Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	975	—	975
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(237)	(237)
Stock-based compensation, net	—	0.4	—	3	—	—	3
Repurchase of common stock	—	(15.0)	—	(239)	—	—	(239)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(192)	—	(192)
Balance, March 31, 2021	$1,489	524.9	$5	$13,736	$(4,348)	$482	$11,364
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2021	2020
Operating activities:
Net income (loss)	$975	$(2,421)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	(76)	384
Stock-based compensation, net	3	3
(Gain) loss on sale of investment securities, net	13	(494)
Unrealized (gain) loss on investment securities measured at fair value through net income, net	955	(197)
(Gain) loss on derivative instruments and other securities, net	(1,439)	3,154
Decrease in other assets	9	78
Decrease in accounts payable and other accrued liabilities	(12)	(160)
Net cash provided by operating activities	428	347
Investing activities:
Purchases of Agency mortgage-backed securities	(14,029)	(23,339)
Purchases of credit risk transfer and non-Agency securities	(497)	(347)
Proceeds from sale of Agency mortgage-backed securities	6,366	49,596
Proceeds from sale of credit risk transfer and non-Agency securities	137	492
Principal collections on Agency mortgage-backed securities	4,317	3,743
Principal collections on credit risk transfer and non-Agency securities	9	11
Payments on U.S. Treasury securities	(4,313)	(17,907)
Proceeds from U.S. Treasury securities	8,474	8,795
Net proceeds from (payments on) reverse repurchase agreements	(5,055)	5,275
Net proceeds from (payments on) derivative instruments	1,395	(2,742)
Net cash provided by (used in) investing activities	(3,196)	23,577
Financing activities:
Proceeds from repurchase arrangements	526,319	1,162,934
Payments on repurchase agreements	(523,629)	(1,185,576)
Payments on debt of consolidated variable interest entities	(12)	(16)
Net proceeds from preferred stock issuances	—	557
Net proceeds from common stock issuances	—	439
Payments for common stock repurchases	(239)	—
Cash dividends paid	(219)	(277)
Net cash provided by (used in) financing activities	2,220	(21,939)
Net change in cash, cash equivalents and restricted cash	(548)	1,985
Cash, cash equivalents and restricted cash at beginning of period	2,324	1,282
Cash, cash equivalents and restricted cash at end of period	$1,776	$3,267
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Unaudited)
Note 1. Organization
AGNC Investment Corp. (referred throughout this report as the "Company," "we," "us" and "our") was organized in Delaware on January 7, 2008 and commenced operations on May 20, 2008 following the completion of our initial public offering. Our common stock is traded on The Nasdaq Global Select Market under the symbol "AGNC."
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements and related notes are unaudited and include the accounts of all our wholly-owned subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2020.
The preparation of consolidated financial statements in conformity with GAAP requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of income and expenses during the reporting period. In the opinion of management, all adjustments, consisting solely of normal recurring accruals, necessary for the fair presentation of consolidated financial statements for the interim period have been included. The current period’s results of operations are not necessarily indicative of results that ultimately may be achieved for the year.
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
The majority of our financial instruments are classified as Level 2 inputs. The availability of observable inputs can be affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. We typically obtain price estimates from multiple third-

party pricing sources, such as pricing services and dealers, or, if applicable, the registered clearing exchange. We make inquiries of third-party pricing sources to understand the significant inputs and assumptions they used to determine their prices and that they are derived from orderly transactions, particularly during periods of elevated market turbulence and reduced market liquidity. We also review third-party price estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from pricing sources, we will exclude prices for securities from our estimation of fair value if we determine based on our validation procedures and our market knowledge and expertise that the price is significantly different from what observable market data would indicate and we cannot obtain an understanding from the third-party source as to the significant inputs used to determine the price.
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
Investment securities - are valued based on prices obtained from multiple third-party pricing sources. The pricing sources utilize various valuation approaches, including market and income approaches. For Agency RMBS, the pricing sources primarily utilize a matrix pricing technique that interpolates the estimated fair value based on observed quoted prices for forward contracts in the Agency RMBS "to-be-announced" market ("TBA securities") of the same coupon, maturity and issuer, adjusted to reflect the specific characteristics of the pool of mortgages underlying the Agency security, such as maximum loan balance, loan vintage, loan-to-value ratio, geography and other characteristics as may be appropriate. For other investment securities, the pricing sources primarily utilize discounted cash flow model-derived pricing techniques to estimate the fair value. Such models incorporate market-based discount rate assumptions based on observable inputs such as recent trading activity, credit data, volatility statistics, benchmark interest rate curves, spread measurements to benchmark curves and other market data that are current as of the measurement date and may include certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and loss severities.
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

Note 3. Investment Securities
As of March 31, 2021 and December 31, 2020, our investment portfolio consisted of $65.5 billion and $66.4 billion of investment securities, at fair value, respectively, and $24.8 billion and $31.5 billion of net TBA securities, at fair value, respectively. Our net TBA position is reported at its net carrying value of $(576) million and $275 million as of March 31, 2021 and December 31, 2020, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying Agency security in the TBA contract and the cost basis or the forward price to be paid or received for the underlying Agency security.
As of March 31, 2021 and December 31, 2020, our investment securities had a net unamortized premium balance of $2.5 billion and $2.4 billion, respectively.

The following tables summarize our investment securities as of March 31, 2021 and December 31, 2020, excluding TBA securities, (dollars in millions). Details of our TBA securities as of each of the respective dates are included in Note 5.

	March 31, 2021		December 31, 2020
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$61,659	$63,122	$61,977	$64,615
Adjustable rate	61	62	69	70
CMO	249	259	289	301
Interest-only and principal-only strips	96	113	105	126
Multifamily	—	—	17	19
Total Agency RMBS	62,065	63,556	62,457	65,131
Non-Agency RMBS	487	495	178	188
CMBS	356	373	333	358
CRT securities	1,067	1,073	733	737
Total investment securities	$63,975	$65,497	$63,701	$66,414

	March 31, 2021
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$8,375	$2,845	$2	$—	$—	$—	$11,222
Unamortized discount	(4)	(1)	—	—	—	—	(5)
Unamortized premium	405	144	—	—	—	—	549
Amortized cost	8,776	2,988	2	—	—	—	11,766
Gross unrealized gains	369	113	—	—	—	—	482
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	9,145	3,101	2	—	—	—	12,248
Securities remeasured at fair value through earnings:
Par value	32,513	15,801	3	493	354	1,068	50,232
Unamortized discount	(19)	(1)	—	(12)	(4)	(12)	(48)
Unamortized premium	1,312	690	—	6	6	11	2,025
Amortized cost	33,806	16,490	3	487	356	1,067	52,209
Gross unrealized gains	875	463	—	10	18	13	1,379
Gross unrealized losses	(228)	(101)	—	(2)	(1)	(7)	(339)
Total securities remeasured at fair value through earnings	34,453	16,852	3	495	373	1,073	53,249
Total securities, at fair value	$43,598	$19,953	$5	$495	$373	$1,073	$65,497
Weighted average coupon as of March 31, 2021	3.20%	3.27%	4.71%	3.16%	4.06%	3.30%	3.23%
Weighted average yield as of March 31, 2021 [1]	2.35%	2.36%	2.53%	1.56%	4.31%	3.79%	2.39%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 11.3% based on forward rates as of March 31, 2021.

	December 31, 2020
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$9,325	$3,416	$2	$—	$—	$—	$12,743
Unamortized discount	(4)	(1)	—	—	—	—	(5)
Unamortized premium	389	152	—	—	—	—	541
Amortized cost	9,710	3,567	2	—	—	—	13,279
Gross unrealized gains	539	180	—	—	—	—	719
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	10,249	3,747	2	—	—	—	13,998
Securities remeasured at fair value through earnings:
Par value	32,824	14,447	3	187	331	735	48,527
Unamortized discount	(18)	(1)	—	(12)	(3)	(12)	(46)
Unamortized premium	1,314	607	—	4	6	10	1,941
Amortized cost	34,120	15,053	3	179	334	733	50,422
Gross unrealized gains	1,280	683	—	11	28	12	2,014
Gross unrealized losses	(5)	(1)	—	(2)	(4)	(8)	(20)
Total securities remeasured at fair value through earnings	35,395	15,735	3	188	358	737	52,416
Total securities, at fair value	$45,644	$19,482	$5	$188	$358	$737	$66,414
Weighted average coupon as of December 31, 2020	3.30%	3.56%	4.73%	4.28%	4.13%	3.43%	3.39%
Weighted average yield as of December 31, 2020 [1]	2.25%	2.39%	2.46%	4.33%	4.29%	3.71%	2.33%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 17.6% based on forward rates as of December 31, 2020.
As of March 31, 2021 and December 31, 2020, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	March 31, 2021			December 31, 2020
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$302	$20	$—	$—	$35
AA	—	20	167	—	20	190
A	—	33	34	—	32	28
BBB	71	81	63	28	83	55
BB	224	42	58	167	36	43
B	447	6	31	304	6	7
Not Rated	331	11	—	238	11	—
Total	$1,073	$495	$373	$737	$188	$358
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of March 31, 2021 and December 31, 2020, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 11.3% and 17.6%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2021 and December 31, 2020 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2021				December 31, 2020
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$1,417	$1,382	3.44%	2.91%	$3,642	$3,569	3.56%	2.15%
> 3 years and ≤ 5 years	11,282	11,039	3.06%	2.14%	47,740	45,578	3.54%	2.42%
> 5 years and ≤10 years	50,166	48,918	3.31%	2.46%	15,019	14,541	2.87%	2.08%
> 10 years	2,632	2,636	2.19%	1.84%	13	13	5.56%	3.59%
Total	$65,497	$63,975	3.23%	2.39%	$66,414	$63,701	3.39%	2.33%
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2021 and 2020 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2021			2020
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(493)	$(5,864)	$(6,357)	$(155)	$(49,440)	$(49,595)
Proceeds from investment securities sold [1]	511	5,833	6,344	156	49,933	50,089
Net gain (loss) on sale of investment securities	$18	$(31)	$(13)	$1	$493	$494

Gross gain on sale of investment securities	$18	$49	$67	$1	$567	$568
Gross loss on sale of investment securities	—	(80)	(80)	—	(74)	(74)
Net gain (loss) on sale of investment securities	$18	$(31)	$(13)	$1	$493	$494
  ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2021, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of March 31, 2021 and December 31, 2020, we had $55.1 billion and $52.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021			December 31, 2020
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$31,193	0.12%	14	$29,505	0.22%	12
> 1 to ≤ 3 months	11,357	0.23%	65	13,434	0.27%	57
> 3 to ≤ 6 months	5,552	0.18%	139	7,317	0.28%	142
> 6 to ≤ 9 months	3,850	0.14%	270	660	0.24%	208
> 9 to ≤ 12 months	2,479	0.17%	316	1,450	0.15%	354
> 12 to ≤ 24 months	625	0.19%	406	—	—%	—
Total	$55,056	0.15%	73	$52,366	0.24%	54
As of March 31, 2021 and December 31, 2020, $4.3 billion and $11.2 billion, respectively, of our repurchase agreements had a remaining maturity of one business day and none of our repurchase agreements were due on demand. As of March 31, 2021, we had no forward commitments to enter into repurchase agreements. As of December 31, 2020, we had $2.9 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 0.12%. As of March 31, 2021 and December 31, 2020, 45% and 47%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 44% and 46% of our repurchase agreement funding outstanding as of March 31, 2021 and December 31, 2020, respectively.
Reverse Repurchase Agreements
As of March 31, 2021 and December 31, 2020, we had $16.8 billion and $11.7 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $15.1 billion and $11.7 billion, respectively. As of March 31, 2021 and December 31, 2020, $3.3 billion and $3.6 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2021 and December 31, 2020 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2021	December 31, 2020
Interest rate swaps	Derivative assets, at fair value	$45	$—
Swaptions	Derivative assets, at fair value	607	116
TBA securities	Derivative assets, at fair value	13	275
U.S. Treasury futures - short	Derivative assets, at fair value	33	—
Total derivative assets, at fair value		$698	$391

TBA securities	Derivative liabilities, at fair value	(589)	—
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(2)
Total derivative liabilities, at fair value		$(589)	$(2)

U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(15,090)	(11,727)
Total U.S. Treasury securities, net at fair value		$(15,090)	$(11,727)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021				December 31, 2020
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$14,000	0.12%	0.02%	2.4	$8,750	0.04%	0.08%	2.4
> 3 to ≤ 5 years	17,750	0.11%	0.03%	3.9	17,000	0.10%	0.08%	4.1
> 5 to ≤ 7 years	9,800	0.21%	0.02%	5.6	9,800	0.21%	0.08%	5.8
> 7 to ≤ 10 years	6,700	0.36%	0.02%	8.3	6,200	0.28%	0.07%	8.5
> 10 years	1,475	0.47%	0.02%	13.9	1,475	0.47%	0.07%	14.2
Total	$49,725	0.18%	0.02%	4.7	$43,225	0.15%	0.08%	5.1

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	March 31, 2021	December 31, 2020
SOFR	74%	71%
OIS	26%	29%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
March 31, 2021
≤ 1 year	$116	$110	6	$5,400	2.17%	9.0
> 1 year ≤ 2 years	62	182	20	2,750	1.39%	10.0
> 2 year ≤ 3 years	129	292	33	4,750	1.96%	10.0
> 3 year ≤ 4 years	8	23	37	250	1.43%	10.0
Total	$315	$607	19	$13,150	1.92%	9.6

December 31, 2020
≤ 1 year	$123	$15	5	$5,900	2.17%	9.2
> 1 year ≤ 2 years	41	33	20	2,000	1.38%	10.0
> 2 year ≤ 3 years	65	60	33	2,250	1.40%	10.0
> 3 year ≤ 4 years	8	8	40	250	1.43%	10.0
Total	$237	$116	15	$10,400	1.84%	9.5
________________________________
1.As of March 31, 2021 and December 31, 2020, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of March 31, 2021, 20% and 80% of the underlying swap receive rates were tied to 3-Month LIBOR and SOFR, respectively. As of December 31, 2020, 33% and 67% of the underlying payer swap receive rates were tied to 3-Month LIBOR and SOFR, respectively.

U.S. Treasury Securities	March 31, 2021			December 31, 2020
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$(1,965)	$(1,946)	$(1,921)	$(425)	$(425)	$(425)
7 years	(1,333)	(1,323)	(1,282)	(1,083)	(1,081)	(1,089)
10 years	(12,229)	(12,269)	(11,887)	(9,780)	(9,862)	(10,213)
Total U.S. Treasury securities	$(15,527)	$(15,538)	$(15,090)	$(11,288)	$(11,368)	$(11,727)
________________________________
1.As of March 31, 2021 and December 31, 2020, short U.S. Treasury securities had a weighted average yield of 1.17% and 1.20%, respectively.

U.S. Treasury Futures	March 31, 2021				December 31, 2020
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,000)	$(1,342)	$(1,309)	$33	$(1,000)	$(1,379)	$(1,381)	$(2)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2021				December 31, 2020
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.0%	$(2,584)	$(2,695)	$(2,699)	(4)	$6,540	$6,708	$6,771	$63
2.5%	328	343	341	(2)	200	208	209	1
Total 15-Year TBA securities	(2,256)	(2,352)	(2,358)	(6)	6,740	6,916	6,980	64
30-Year TBA securities:
≤ 2.0%	10,346	10,778	10,294	(484)	19,805	20,314	20,480	166
2.5%	14,524	14,932	14,855	(77)	3,167	3,291	3,335	44
3.0%	1,503	1,571	1,565	(6)	528	552	553	1
3.5%	401	426	423	(3)	124	131	131	—
Total 30-Year TBA securities, net	26,774	27,707	27,137	(570)	23,624	24,288	24,499	211
Total TBA securities, net	$24,518	$25,355	$24,779	$(576)	$30,364	$31,204	$31,479	$275
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2021 and 2020 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2021:
TBA securities, net	$30,364	93,336	(99,182)	$24,518	$(926)
Interest rate swaps - payer	$43,225	7,000	(500)	$49,725	1,124
Payer swaptions	$10,400	4,250	(1,500)	$13,150	387
U.S. Treasury securities - short position	$(11,287)	(7,261)	3,021	$(15,527)	807
U.S. Treasury securities - long position	$—	1,315	(1,315)	$—	(10)
U.S. Treasury futures contracts - short position	$(1,000)	(1,000)	1,000	$(1,000)	61
					$1,443
Three months ended March 31, 2020:
TBA securities, net	$7,322	37,750	(24,793)	$20,279	$693
Interest rate swaps - payer	$79,075	49,975	(82,575)	$46,475	(2,795)
Payer swaptions	$8,850	2,000	(1,300)	$9,550	(134)
U.S. Treasury securities - short position	$(9,224)	(6,045)	11,024	$(4,245)	(937)
U.S. Treasury securities - long position	$95	6,461	(2,987)	$3,569	97
U.S. Treasury futures contracts - short position	$(1,000)	(1,000)	1,000	$(1,000)	(104)
					$(3,180)
________________________________
1.Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
As of March 31, 2021, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of March 31, 2021, approximately 9% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2021 and December 31, 2020 (in millions):

	March 31, 2021
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$55,977	$270	$319	$153	$56,719
CRT - fair value	406	—	—	—	406
Non-Agency - fair value	414	—	—	—	414
U.S. Treasury securities - fair value	342	—	—	1,039	1,381
Accrued interest on pledged securities	145	1	1	—	147
Restricted cash	34	—	779	—	813
Total	$57,318	$271	$1,099	$1,192	$59,880

	December 31, 2020
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$53,401	$295	$365	$258	$54,319
CRT - fair value	455	—	—	—	455
Non-Agency - fair value	458	—	—	—	458
Accrued interest on pledged securities	147	1	1	1	150
Restricted cash	417	—	890	—	1,307
Total	$54,878	$296	$1,256	$259	$56,689
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $106 million and $119 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2021 and December 31, 2020, respectively.
3.Includes margin for TBAs cleared through prime brokers and other clearing deposits.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2021 and December 31, 2020 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	March 31, 2021			December 31, 2020
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$31,543	$30,658	$81	$29,674	$28,208	$82
> 30 and ≤ 60 days	4,205	4,080	12	8,438	8,013	23
> 60 and ≤ 90 days	6,975	6,797	17	5,782	5,495	16
> 90 days	14,074	13,786	35	10,420	10,068	26
Total	$56,797	$55,321	$145	$54,314	$51,784	$147
________________________________
1.Includes $106 million and $119 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2021 and December 31, 2020, respectively.
2.Excludes $1.4 billion of repledged U.S. Treasury securities received as collateral from counterparties as of March 31, 2021.
Assets Pledged from Counterparties
As of March 31, 2021 and December 31, 2020, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2021				December 31, 2020
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$16,633	$—	$10	$16,643	$11,727	$—	$13	$11,740
Cash	—	594	10	604	—	107	3	110
Total	$16,633	$594	$20	$17,247	$11,727	$107	$16	$11,850
________________________________
1.As of March 31, 2021, $1.4 billion of U.S. Treasury securities received from counterparties were repledged as collateral. As of March 31, 2021 and December 31, 2020, $15.1 billion and $11.7 billion, respectively, of U.S. Treasury securities received from counterparties were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2021 and December 31, 2020 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2021
Interest rate swap and swaption agreements, at fair value [1]	$652	$—	$652	$—	$(593)	$59
TBA securities, at fair value	13	—	13	(13)	—	—
Receivable under reverse repurchase agreements	16,803	—	16,803	(8,435)	(8,368)	—
Total	$17,468	$—	$17,468	$(8,448)	$(8,961)	$59

December 31, 2020
Interest rate swap and swaption agreements, at fair value [1]	$116	$—	$116	$—	$(105)	$11
TBA securities, at fair value	275	—	275	—	—	275
Receivable under reverse repurchase agreements	11,748	—	11,748	(6,522)	(5,223)	3
Total	$12,139	$—	$12,139	$(6,522)	$(5,328)	$289

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2021
TBA securities, at fair value	589	—	589	(13)	(576)	—
Repurchase agreements	55,056	—	55,056	(8,435)	(46,621)	—
Total	$55,645	$—	$55,645	$(8,448)	$(47,197)	$—

December 31, 2020
Repurchase agreements	52,366	—	52,366	(6,522)	(45,844)	—
Total	$52,366	$—	$52,366	$(6,522)	$(45,844)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2021 and December 31, 2020, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	March 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$63,286	$—	$—	$64,836	$—
Agency securities transferred to consolidated VIEs	—	270	—	—	295	—
Credit risk transfer securities	—	1,073	—	—	737	—
Non-Agency securities	—	868	—	—	546	—
Interest rate swaps	—	45	—	—	—	—
Swaptions	—	607	—	—	116	—
TBA securities	—	13	—	—	275	—
U.S. Treasury futures	33	—	—	—	—	—
Total	$33	$66,162	$—	$—	$66,805	$—
Liabilities:
Debt of consolidated VIEs	$—	$165	$—	$—	$177	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	15,090	—	—	11,727	—	—
Interest rate swaps	—	—	—	—	—	—
TBA securities	—	589	—	—	—	—
U.S. Treasury futures	—	—	—	2	—	—
Total	$15,090	$754	$—	$11,729	$177	$—
Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of March 31, 2021 and December 31, 2020, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of March 31, 2021 and December 31, 2020 due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Three Months Ended March 31,
	2021	2020
Weighted average number of common shares issued and outstanding	532.5	547.5
Weighted average number of fully vested restricted stock units outstanding	1.2	0.5
Weighted average number of common shares outstanding - basic	533.7	548.0
Weighted average number of dilutive unvested restricted stock units outstanding	1.9	—
Weighted average number of common shares outstanding - diluted	535.6	548.0
Net income (loss) available (attributable) to common stockholders	$950	$(2,442)
Net income (loss) per common share - basic	$1.78	$(4.46)
Net income (loss) per common share - diluted	$1.77	$(4.46)
For the three months ended March 31, 2020, 1.2 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of March 31, 2021 and December 31, 2020, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). As of March 31, 2021 and December 31, 2020, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share (or $25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of March 31, 2021 (dollars and shares in millions):

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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. As of March 31, 2021, shares of our common stock with an aggregate offering price of $26 million remained authorized for issuance under this program through June 14, 2021.
Common Stock Repurchase Program
In October 2020, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding common stock through December 31, 2021. During the three months ended March 31, 2021, we repurchased 15.0 million shares, or $239 million, of our common stock for an average repurchase price of $16.00 per common share, inclusive of transaction cost and including amounts repurchased in December 2020 that settled in January 2021. As of March 31, 2021, we had $0.7 billion of common stock remaining available for repurchase through December 31, 2021.
We may repurchase shares in the open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). We intend to repurchase shares under the stock repurchase program only when the repurchase price is less than our then-current estimate of our tangible net book value per common share.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2021	2020
Beginning Balance	$719	$97
OCI before reclassifications	(219)	465
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	(18)	(1)
Ending Balance	$482	$561

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2021. Our MD&A is presented in six sections:
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

Trends and Recent Market Impacts
Optimism regarding the potential for a strong economic recovery in the second half of 2021 pushed most risk-asset prices higher in the first quarter of 2021. The improved economic outlook and additional fiscal stimulus led to a substantial increase in longer term interest rates and a material steepening of the yield curve during the quarter, with the 10-year U.S. Treasury yield increasing 82 basis points to close the first quarter at 1.74%, nearly 125 basis points above its historical low in August 2020. Despite the sharp rise in rates, Agency RMBS performed well during the quarter, outperforming interest rate hedges. Residential credit performance was mixed and ranged from largely flat to modest increases in valuations.

For the first quarter, we earned an economic return of 8.2%, comprised of $1.01 increase in tangible net book value per common share and $0.36 of dividends per common share. Our performance in the first quarter marks our fourth consecutive quarter of economic returns of 7.5% or more and brings our last twelve-month cumulative economic return to 40.7%.
Asset positioning remained an important factor in driving our favorable performance during the first quarter. Similar to prior quarters, we benefited from the differing risk profiles of the two primary components of our asset portfolio: low coupon generic securities and higher coupon specified pool securities, which together have bolstered our performance across a wide range of interest rate and spread scenarios over the past twelve months. During the first quarter, our higher coupon specified pools benefited from the steep rise in rates and corresponding reduction in prepayment expectations. This contrasts with the third and fourth quarters of 2020, during which our lower coupon generic securities outperformed as mortgage rates declined to historic lows and drove mortgage prepayment rates to a 20-year high. Our hedge portfolio, which was mainly comprised of intermediate and longer-term hedges, also contributed significantly to our positive first quarter results as hedge gains exceeded the aggregate price declines on our asset portfolio.
As of March 31, 2021, our investment portfolio totaled $90.3 billion, compared to $97.9 billion as of December 31, 2020 and consisted of $63.6 billion Agency RMBS, $24.8 billion net TBA securities, and $1.9 billion of CRT and non-Agency securities. Our "at risk" leverage, as of March 31, 2021, was 7.7x our tangible equity, compared to 8.5x as of December 31, 2020. Our liquidity position, consisting of unencumbered Agency RMBS, US Treasury securities and cash and excluding both unencumbered credit assets and assets held at our broker-dealer subsidiary, was largely unchanged during the first quarter at $5.2 billion as of March 31, 2021, compared to $5.4 billion as of December 31, 2020, or 48% and 51%, respectively, of our tangible equity. The average prepayment rate on our Agency RMBS holdings during the first quarter was 24.6%, down from 27.6% for the fourth quarter of 2020. Consistent with the significant increase in primary mortgage rates of approximately 50 basis points over the first quarter, our average CPR forecast for the remaining life of our Agency RMBS decreased to 11.3% as of March 31, 2021, from 17.6% as of December 31, 2020.
Our interest rate exposure remained limited during the first quarter as we managed the size and composition of our hedge position in response to changing market conditions. We proactively increased our interest rate hedge portfolio during the first quarter to $79 billion through the addition of interest rate swaps, swaptions and U.S. Treasury hedges to provide incremental protection against rising interest rates. As of March 31, 2021, our interest rate hedges totaled 98% of our funding liabilities, up from 80% as of December 31, 2020 and from a twelve-month low of 66% at the end of the second quarter of 2020. As of March 31, 2021, 72% of our hedges had a maturity of four years or more, which was a significant contributor to our first quarter hedge performance given the sharp rise in longer term rates. Consistent with the increase in interest rates and the corresponding extension of mortgage durations during the quarter, our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of our interest rate hedges, increased to 0.6 years as of March 31, 2021 from -0.5 years as of December 31, 2020.
Net spread and dollar roll income (a non-GAAP measure) was $0.76 per diluted common share for the first quarter, which excludes a "catch-up" premium amortization benefit of $0.40 per diluted common share due to changes in CPR projections for securities acquired prior to the first quarter. This compares to net spread and dollar roll income of $0.75 and $0.57 per diluted common share for the fourth and first quarters of 2020, respectively, excluding $0.44 and $0.20 of "catch-up" premium amortization expense, respectively. The marginal improvement in net spread and dollar roll income for the first quarter was due to the combination of lower funding costs, the sharp decline in CPR projections, and earnings accretion due to common stock share repurchases, which more than offset our lower operating leverage and an overall decline in asset yields during the quarter. (Please refer to Results of Operations below for further information regarding non-GAAP measures.)
Our average asset yield, excluding "catch-up" amortization and including the implied yield on our TBA securities, declined to 2.02% for the first quarter, compared to 2.07% for the fourth quarter and to 2.97% for the first quarter 2020, as lower prevailing yields on new asset purchases outweighed the yield improvement due to lower CPR projections.
The funding environment for Agency RMBS remained very favorable during the first quarter, with our average repo funding cost declining to 21 basis points from 38 basis points for the fourth quarter and 180 basis points for the first quarter 2020. As of March 31, 2021, our average repo rate was 0.15%, compared to 0.24% as of December 31, 2020. Favorable repo rates, and even lower implied financing rates in the TBA dollar roll market, more than offset a modest increase in our interest rate swap costs during the first quarter. Our aggregate cost of funds, including implied TBA dollar roll funding and interest rate swap costs, for the first quarter was 0.02%, compared to 0.05% for the fourth quarter and 1.67% for the first quarter of 2020.
Looking ahead, we expect that the near zero short-term interest rate environment is likely to remain in place through at least 2023 and the Federal Reserve ("Fed") is unlikely to begin tapering its Agency RMBS purchases before 2022, with any such tapering likely to gradually occur over a multi-month period. The Fed has also indicated it will communicate its intentions well in advance of taking any such action to reduce market uncertainty. Importantly, even after the Fed completes the taper process, it has indicated that it intends to continue to reinvest portfolio paydowns for an extended period of time. Against this backdrop, we believe the Agency RMBS sector remains attractive, particularly when compared on a relative value basis to other asset classes. Nonetheless, given the significant spread tightening that has occurred in the sector relative to benchmark interest rates, we chose to operate with sequentially lower leverage in recent quarters. Going forward, we may choose to operate at somewhat lower leverage levels than the first quarter of 2021 to mitigate the potential downside risk to our tangible net book value associated with reduced Fed purchases and future spread widening, as well as to provide capacity for us to increase leverage opportunistically when expected return levels are more favorable.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2020	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	Mar. 31, 2021 vs Dec. 31, 2020
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.25%	0.25%	0.25%	0.25%	0.25%	—	bps
SOFR:
SOFR Rate	0.01%	0.10%	0.08%	0.07%	0.01%	-6	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	0.09%	—%	0.03%	0.06%	0.12%	+6	bps
5-Year Swap	0.24%	0.08%	0.13%	0.24%	0.82%	+58	bps
10-Year Swap	0.45%	0.38%	0.47%	0.71%	1.52%	+81	bps
30-Year Swap	0.61%	0.63%	0.86%	1.15%	1.92%	+77	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.25%	0.15%	0.13%	0.12%	0.16%	+4	bps
5-Year U.S. Treasury	0.38%	0.29%	0.28%	0.36%	0.94%	+58	bps
10-Year U.S. Treasury	0.67%	0.66%	0.69%	0.92%	1.74%	+82	bps
30-Year U.S. Treasury	1.32%	1.41%	1.46%	1.65%	2.41%	+76	bps
30-Year Fixed Rate Agency Price:
1.5%	N/A	N/A	$100.66	$101.05	$96.59	-$4.46
2.0%	$100.91	$102.33	$103.39	$103.88	$99.70	-$4.18
2.5%	$103.59	$104.26	$104.90	$105.41	$102.55	-$2.86
3.0%	$104.83	$105.33	$104.75	$104.77	$104.13	-$0.64
3.5%	$105.70	$105.18	$105.40	$105.66	$105.63	-$0.03
4.0%	$106.67	$105.98	$106.64	$106.78	$107.31	+$0.53
15-Year Fixed Rate Agency Price:
1.5%	N/A	N/A	$102.31	$102.89	$100.40	-$2.49
2.0%	$102.66	$103.46	$103.95	$104.55	$102.61	-$1.94
2.5%	$103.72	$104.70	$104.44	$104.30	$104.06	-$0.24
3.0%	$104.61	$105.09	$104.94	$104.97	$105.59	+$0.62
3.5%	$105.19	$105.06	$105.81	$106.03	$106.69	+$0.66
4.0%	$105.56	$105.75	$106.15	$106.28	$106.34	+$0.06
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest and LIBOR rates were obtained from Bloomberg.

FINANCIAL CONDITION
As of March 31, 2021 and December 31, 2020, our investment portfolio consisted of $65.5 billion and $66.4 billion of investment securities, at fair value, respectively, and $24.8 billion and $31.5 billion of TBA securities, at fair value, respectively. The following table is a summary of our investment portfolio as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021				December 31, 2020
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$15,402	$15,469	2.24%	17%	$9,256	$9,482	2.48%	10%
15-year TBA securities, net [1]	(2,352)	(2,358)	2.38%	(3)%	6,916	6,980	1.74%	7%
Total ≤ 15-year	13,050	13,111	2.22%	15%	16,172	16,462	2.16%	17%
20-year RMBS	2,626	2,627	2.49%	3%	2,409	2,470	2.58%	3%
30-year:
30-year RMBS	43,631	45,026	3.58%	50%	50,312	52,663	3.55%	54%
30-year TBA securities, net [1]	27,707	27,137	2.35%	30%	24,288	24,499	2.05%	25%
Total 30-year	71,338	72,163	3.10%	80%	74,600	77,162	3.06%	79%
Total fixed rate Agency RMBS and TBA securities	87,014	87,901	2.95%	97%	93,181	96,094	2.89%	98%
Adjustable rate Agency RMBS	61	62	2.30%	—%	69	70	2.35%	—%
Multifamily	—	—	—%	—%	17	19	3.31%	—%
CMO Agency RMBS:
CMO	249	259	3.23%	—%	289	301	3.30%	1%
Interest-only strips	42	55	5.59%	—%	45	59	5.57%	—%
Principal-only strips	54	58	—%	—%	60	67	—%	—%
Total CMO Agency RMBS	345	372	4.10%	1%	394	427	4.10%	1%
Total Agency RMBS and TBA securities	87,420	88,335	2.95%	98%	93,661	96,610	2.90%	99%
Non-Agency RMBS	487	495	3.16%	1%	178	188	4.28%	—%
CMBS	356	373	4.06%	—%	333	358	4.13%	—%
CRT	1,067	1,073	3.30%	1%	733	737	3.43%	1%
Total investment portfolio	$89,330	$90,276	2.96%	100%	$94,905	$97,893	2.91%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q.
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2021 and December 31, 2020, our TBA positions had a net carrying value of $(576) million and $275 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying Agency security in the TBA contract and the contract price to be paid or received for the underlying Agency security.
As of March 31, 2021 and December 31, 2020, the weighted average yield on our investment securities (excluding TBA securities) was 2.39% and 2.33%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBAs, as of March 31, 2021 and December 31, 2020 (dollars in millions):

	March 31, 2021
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
1.5%	$3,462	$3,518	$3,474	—%	102.4%	2.31%	0.99%	4	10%
2.0%	5,593	5,794	5,747	1%	103.3%	2.55%	1.30%	3	9%
2.5%	771	812	807	58%	105.7%	3.06%	1.22%	17	11%
3.0%	1,082	1,099	1,153	94%	101.6%	3.55%	2.47%	47	14%
3.5%	1,147	1,171	1,240	100%	102.1%	4.03%	2.76%	43	16%
≥ 4.0%	637	656	690	91%	103.0%	4.61%	2.93%	42	17%
Total ≤ 15-year	12,692	13,050	13,111	27%	103.0%	2.82%	1.53%	11	11%
20-year:
≤ 2.0%	1,454	1,500	1,473	—%	103.1%	2.87%	1.51%	5	6%
2.5%	560	583	579	—%	104.2%	3.28%	1.74%	9	9%
3.0%	45	46	48	98%	103.3%	3.78%	2.26%	20	12%
3.5%	209	213	225	81%	101.8%	4.05%	2.96%	92	13%
≥ 4.0%	273	284	302	96%	104.1%	4.74%	3.13%	52	15%
Total 20-year:	2,541	2,626	2,627	20%	103.4%	3.27%	1.87%	18	9%
30-year:
2.0%	13,606	14,076	13,545	1%	101.2%	2.80%	1.85%	1	6%
2.5%	19,072	19,723	19,531	1%	105.4%	3.44%	1.76%	7	8%
3.0%	4,119	4,280	4,314	13%	103.5%	3.74%	2.38%	36	10%
3.5%	11,575	12,102	12,543	87%	104.5%	4.06%	2.64%	70	11%
4.0%	12,596	13,235	13,851	92%	105.1%	4.51%	2.93%	56	13%
≥ 4.5%	7,482	7,922	8,379	98%	105.9%	5.01%	3.21%	42	15%
Total 30-year	68,450	71,338	72,163	45%	104.7%	4.19%	2.66%	46	12%
Total fixed rate	$83,683	$87,014	$87,901	42%	104.2%	3.81%	2.34%	36	11%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of March 31, 2021, lower balance specified pools had a weighted average original loan balance of $119,000 and $116,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 127% and 137% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of March 31, 2021.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of March 31, 2021 and December 31, 2020, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2021 and December 31, 2020 and condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2021 and 2020 (in millions, except per share amounts):

	March 31,	December 31,
Balance Sheet Data	2021	2020
	(Unaudited)
Investment securities, at fair value	$65,497	$66,414
Total assets	$85,545	$81,817
Repurchase agreements and other debt	$55,221	$52,543
Total liabilities	$74,181	$70,738
Total stockholders' equity	$11,364	$11,079
Net book value per common share [1]	$18.72	$17.68
Tangible net book value per common share [2]	$17.72	$16.71

	Three Months Ended March 31,
Statement of Comprehensive Income Data (Unaudited)	2021	2020
Interest income	$557	$491
Interest expense	29	426
Net interest income	528	65
Other gain (loss), net	471	(2,463)
Operating expenses	24	23
Net income (loss)	975	(2,421)
Dividends on preferred stock	25	21
Net income (loss) available (attributable) to common stockholders	$950	$(2,442)

Net income (loss)	$975	$(2,421)
Other comprehensive income (loss), net	(237)	464
Comprehensive income (loss)	738	(1,957)
Dividends on preferred stock	25	21
Comprehensive income (loss) available (attributable) to common stockholders	$713	$(1,978)

Weighted average number of common shares outstanding - basic	533.7	548.0
Weighted average number of common shares outstanding - diluted	535.6	548.0
Net income (loss) per common share - basic	$1.78	$(4.46)
Net income (loss) per common share - diluted	$1.77	$(4.46)
Comprehensive income (loss) per common share - basic	$1.34	$(3.61)
Comprehensive income (loss) per common share - diluted	$1.33	$(3.61)
Dividends declared per common share	$0.36	$0.48

	Three Months Ended March 31,
Other Data (Unaudited) *	2021	2020
Average investment securities - at par	$56,641	$94,933
Average investment securities - at cost	$58,948	$97,889
Average net TBA portfolio - at cost	$32,022	$7,487
Average total assets - at fair value	$79,415	$113,930
Average repurchase agreements and other debt outstanding [3]	$54,602	$93,538
Average stockholders' equity [4]	$11,312	$10,735
Average tangible net book value "at risk" leverage [5]	8.0:1	9.9:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.7:1	9.4:1
Economic return on tangible common equity - unannualized [7]	8.2%	(20.2)%
Expenses % of average total assets - annualized	0.12%	0.08%
Expenses % of average assets, including average net TBA position - annualized	0.09%	0.08%
Expenses % of average stockholders' equity - annualized	0.85%	0.86%
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
6.Tangible net book value "At risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end (at cost) by the sum of total stockholders' equity adjusted to exclude goodwill as of period end. Leverage excludes U.S. Treasury repurchase agreements.
7.Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share.

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2021 and 2020, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2021		2020
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$481	3.40%	$875	3.68%
Net premium amortization benefit (cost)	76	0.38%	(384)	(1.67)%
Interest income (GAAP measure)	557	3.78%	491	2.01%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(213)	(1.45)%	243	0.99%
Interest income, excluding "catch-up" premium amortization	344	2.33%	734	3.00%
TBA dollar roll income - implied interest income [1,2]	116	1.44%	48	2.54%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$460	2.02%	$782	2.97%

Weighted average actual portfolio CPR for investment securities held during the period	24.6%		12.2%
Weighted average projected CPR for the remaining life of investment securities held as of period end	11.3%		14.5%
Average 30-year fixed rate mortgage rate as of period end [4]	3.17%		3.50%
10-year U.S. Treasury rate as of period end	1.74%		0.67%
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
4.Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2021 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2021 vs. March 31, 2020
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$66	$(195)	$261
Estimated "catch-up" premium amortization due to change in CPR forecast	(456)	—	(456)
Interest income, excluding "catch-up" premium amortization	(390)	(195)	(195)
TBA dollar roll income - implied interest income	68	156	(88)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(322)	$(39)	$(283)
Our average investment portfolio, inclusive of TBAs (at cost), decreased 14% for the three months ended March 31, 2021, compared to the prior year period, largely due to lower operating leverage and a decline in our total stockholders' equity outstanding as a result of common stock repurchases. The decrease in the average yield on our investment portfolio of 95 basis points, compared to the prior year period, was largely due to changes in asset composition and lower prevailing yields on new asset purchases.

Leverage
Our primary measure of leverage is our tangible net book value "at risk" leverage ratio, which is measured as the sum of our repurchase agreements and other debt used to fund our investment securities and net TBA position (at cost) (together referred to as "mortgage borrowings") and our net receivable/payable for unsettled investment securities, divided by our total stockholders' equity adjusted to exclude goodwill.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
December 31, 2020	$53,645	$55,249	$52,543	$33,753	$31,204	8.4:1	8.5:1
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2021 and 2020 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic interest cost (income):

	Three Months Ended March 31,
	2021		2020
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$29	0.21%	$426	1.80%
TBA dollar roll income - implied interest expense (benefit) [2,3]	(38)	(0.48)%	32	1.67%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	(9)	(0.04)%	458	1.79%
Interest rate swap periodic interest cost (income), net [2,5]	12	0.06%	(31)	(0.12)%
Total economic interest expense (non-GAAP measure)	$3	0.02%	$427	1.67%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2021 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2021 vs. March 31, 2020
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$(397)	$(177)	$(220)
TBA dollar roll income - implied interest benefit/expense	(70)	103	(173)
Interest rate swap periodic interest expense/benefit	43	11	32
Total change in economic interest expense	$(424)	$(63)	$(361)
Our average mortgage borrowings, inclusive of TBAs, decreased 14% for the three months ended March 31, 2021, compared to the prior year period, consistent with the decline in our average investment portfolio due to lower operating leverage and a decline in our total stockholders' equity outstanding as a result of common stock repurchases.
The decline in the average interest rate (actual and implied) on our mortgage borrowings for the three months ended March 31, 2021 was due to the combination of very low financing rates available in the Agency repo market and even lower implied financing rates available in the TBA dollar roll market, as repo and dollar roll funding levels benefited from favorable technical supply and demand factors.
The increase in our interest rate swap periodic cost for the three months ended March 31, 2021 was primarily due to a decline in the average floating rate received on our interest rate swaps, consistent with lower short-term interest rates, which was partly offset by a decline in the average fixed rate paid on our interest rate swaps. The following table presents a summary of the ratio of our average interest rates swaps outstanding, excluding forward starting swaps, to our average mortgage borrowings and the weighted average pay-fixed / receive-floating rates on our interest rate swaps for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2021	2020
Average Agency repo and other debt outstanding	$54,602	$93,538
Average net TBA portfolio outstanding - at cost	$32,022	$7,487
Average mortgage borrowings outstanding	$86,624	$101,025
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$45,211	$71,659
Ratio of average interest rate swaps to mortgage borrowings outstanding	52%	71%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.16%	1.22%
Average interest rate swap receive-floating rate	(0.05)%	(1.39)%
Average interest rate swap net pay/(receive) rate	0.11%	(0.17)%
For the three months ended March 31, 2021 and 2020, we had an average forward starting swap balance of $0.3 billion and $1.5 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three months ended March 31, 2021 and 2020 was 53% and 72%, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three months ended March 31, 2021 and 2020:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Spread	2021	2020
Average asset yield, excluding "catch-up" premium amortization	2.02%	2.97%
Average aggregate cost of funds	(0.02)%	(1.67)%
Average net interest spread, excluding "catch-up" premium amortization	2.00%	1.30%
Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three months ended March 31, 2021 and 2020 (dollars in millions):

	Three Months Ended March 31,
	2021	2020
Net interest income (GAAP measure)	$528	$65
TBA dollar roll income, net [1]	154	16
Interest rate swap periodic (cost) income, net [1]	(12)	31
Other interest and dividend income [1]	—	2
Adjusted net interest and dollar roll income	670	114
Operating expense	(24)	(23)
Net spread and dollar roll income	646	91
Dividend on preferred stock	25	21
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	621	70
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(213)	243
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$408	$313

Weighted average number of common shares outstanding - basic	533.7	548.0
Weighted average number of common shares outstanding - diluted	535.6	549.2
Net spread and dollar roll income per common share - basic	$1.16	$0.13
Net spread and dollar roll income per common share - diluted	$1.16	$0.13
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.76	$0.57
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.76	$0.57
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2021	2020
Gain (loss) on sale of investment securities, net	$(13)	$494
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(955)	197
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	(237)	464
Total gain (loss) on investment securities, net	$(1,205)	$1,155
________________________________
1.Amounts exclude gain (loss) on TBA securities, which are reported in gain (loss) on derivative instruments and other securities, net in our Consolidated Statements of Comprehensive Income.
2.Investment securities acquired after fiscal year 2016 are measured at fair value through net income (see Note 2 of our Consolidated Financial Statements in this Form 10-Q).

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2021 and 2020 (in millions):

	Three Months Ended March 31,
	2021	2020
Interest rate swap periodic income (cost), net	$(12)	$31
Realized gain (loss) on derivative instruments and other securities, net:
TBA securities - dollar roll income, net	154	16
TBA securities - mark-to-market net gain (loss)	(228)	129
Payer swaptions	(24)	(22)
U.S. Treasury securities - long position	(10)	60
U.S. Treasury securities - short position	1	(634)
U.S. Treasury futures - short position	27	(21)
Interest rate swaps - termination fees and variation margin settlements, net	1,090	(2,806)
Other	—	27
Total realized gain (loss) on derivative instruments and other securities, net	1,010	(3,251)
Unrealized gain (loss) on derivative instruments and other securities, net:
TBA securities - mark-to-market net gain (loss)	(852)	548
Interest rate swaps	46	(20)
Payer swaptions	411	(112)
U.S. Treasury securities - long position	—	37
U.S. Treasury securities - short position	806	(303)
U.S. Treasury futures - short position	34	(83)
Other	(4)	(1)
Total unrealized gain (loss) on derivative instruments and other securities, net	441	66
Total gain (loss) on derivative instruments and other securities, net	$1,439	$(3,154)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income (Loss)
For the three months ended March 31, 2021 and 2020, we had estimated taxable income (loss) available (attributable) to common stockholders of $(164) million and $111 million, respectively, or $(0.31) and $0.20 per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three months ended March 31, 2021 and 2020 (dollars in millions, except per share amounts):

	Three Months EndedMarch 31,
	2021	2020
Net income/(loss)	$975	$(2,421)
Book to tax differences:
Premium amortization, net	(269)	237
Realized gain/loss, net	(1,494)	2,555
Net capital loss/(utilization of net capital loss carryforward)	89	32
Unrealized (gain)/loss, net	545	(263)
Other	(10)	(8)
Total book to tax differences	(1,139)	2,553
REIT taxable income (loss)	(164)	132
REIT taxable income attributed to preferred stock	—	21
REIT taxable income (loss), attributed to common stock	$(164)	$111
Weighted average common shares outstanding - basic	533.7	548.0
Weighted average common shares outstanding - diluted	533.7	549.2
REIT taxable income (loss) per common share - basic	$(0.31)	$0.20
REIT taxable income (loss) per common share - diluted	$(0.31)	$0.20

Beginning net capital loss carryforward	$—	$394
Increase (decrease) in net capital loss carryforward	89	32
Ending net capital loss carryforward	$89	$426
Ending net capital loss carryforward per common share	$0.17	$0.75

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
We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy. In assessing our liquidity, we consider a number of factors, including our current leverage, collateral levels, access to capital markets, overall market conditions, and the sensitivity of our tangible net book value over a range of scenarios. However, these and other factors impacting our liquidity are subject to numerous risks and uncertainties, including as described in the Quantitative and Qualitative Disclosures of Market Risks and Risk Factors sections of this Form 10-Q.
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.7x and 8.5x as of March 31, 2021 and December 31, 2020, respectively. The following table includes a summary of our mortgage borrowings outstanding as of March 31, 2021 and December 31, 2020 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2021		December 31, 2020
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$55,056	68%	$52,366	63%
Debt of consolidated variable interest entities, at fair value	165	—%	177	—%
Total debt	55,221	69%	52,543	63%
Net TBA position, at cost	25,355	31%	31,204	37%
Total mortgage borrowings	$80,576	100%	$83,747	100%
________________________________
1.As of March 31, 2021 and December 31, 2020, 44% and 46%, respectively, of our repurchase agreement funding was through the GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of March 31, 2021, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of March 31, 2021, our portfolio largely consisted of lower coupon 30 and 15-year TBA securities, which are not subject to monthly principal pay-downs, and higher coupon holdings concentrated in high quality, specified Agency RMBS pools, which have a lower risk of prepayment than similar coupon generic Agency RMBS.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the three months ended March 31, 2021, haircuts remained stable, and, as of March 31, 2021, the weighted average haircut on our repurchase agreements was approximately 4.2% of the value of our collateral, compared to 4.6% as of December 31, 2020.
To mitigate the risk of future margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of March 31, 2021, our unencumbered assets totaled 62% of our tangible net equity, compared to 60% as of December 31, December 31, 2020. The majority of our liquidity is held at AGNC, but we also maintain capital and excess liquidity at Bethesda Securities to meet regulatory standards, satisfy counterparty and clearing organization expectations, and for risk management purposes. As of March 31, 2021, we had cash and unencumbered Agency RMBS and U.S. Treasury securities totaling $5.2 billion, or 48% of our tangible equity, which excludes unencumbered CRT securities, non-Agency securities and assets held at Bethesda Securities, compared to $5.4 billion and 51%, respectively, as of December 31, 2020.

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
As of March 31, 2021, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders' equity. As of March 31, 2021, approximately 9% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of March 31, 2021, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock when the price of our common stock trades below our tangible net book value or issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions and our stock repurchase plan.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2021, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2021, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Interest rates are highly sensitive to many factors, including fiscal and monetary policies and domestic and international economic and political considerations, as well as other factors beyond our control. Subject to maintaining our qualification as a REIT, we engage in a variety of interest rate management techniques to mitigate the influence of interest rate changes on our net interest income and fluctuations of our tangible net book value. The principal instruments that we use to hedge our interest rate risk are interest rate swaps, swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. Our hedging techniques are highly complex and are partly based on assumed levels of prepayments of our assets. If prepayments are slower or faster than assumed, the maturity of our investments will also differ from our expectations, which could reduce the effectiveness of our hedging strategies and may cause losses on such transactions and adversely affect our cash flow.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of March 31, 2021 and December 31, 2020 should interest rates go up or down by 50, 75 and 100 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2021 and December 31, 2020.

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

Interest Rate Sensitivity [1,2]
	March 31, 2021		December 31, 2020
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-100 Basis Points	-0.6%	-5.8%	-1.2%	-12.6%
-75 Basis Points	-0.3%	-2.6%	-0.9%	-9.7%
-50 Basis Points	0.0%	-0.4%	-0.5%	-5.8%
+50 Basis Points	-0.5%	-4.6%	-0.1%	-1.1%
+75 Basis Points	-0.8%	-8.1%	-0.4%	-4.0%
+100 Basis Points	-1.2%	-12.0%	-0.8%	-8.1%
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
Extension Risk
Extension risk is the risk that our assets will be repaid at a slower rate than anticipated and generally increases when interest rates rise. In a rising or higher interest rate environment, we may be required to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities as a result of borrowers prepaying their mortgages at a slower pace than originally anticipated, adversely impacting our net interest spread, and thus our net interest income.
As of March 31, 2021 and December 31, 2020, our investment securities (excluding TBAs) had a weighted average projected CPR of 11.3% and 17.6%, respectively, and a weighted average yield of 2.39% and 2.33%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 50, 75 and 100 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	March 31, 2021		December 31, 2020
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-100 Basis Points	17.7%	2.06%	25.6%	1.91%
-75 Basis Points	15.7%	2.16%	23.9%	1.99%
-50 Basis Points	13.9%	2.25%	21.9%	2.09%
Actual as of Period End	11.3%	2.39%	17.6%	2.33%
+50 Basis Points	9.7%	2.47%	14.3%	2.45%
+75 Basis Points	9.1%	2.50%	13.0%	2.51%
+100 Basis Points	8.6%	2.52%	11.9%	2.56%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of March 31, 2021 and December 31, 2020 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.6 and 4.4 years as of March 31, 2021 and December 31, 2020, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	March 31, 2021		December 31, 2020
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.8%	+27.0%	+2.2%	+23.9%
-25 Basis Points	+1.4%	+13.5%	+1.1%	+11.9%
-10 Basis Points	+0.6%	+5.4%	+0.4%	+4.8%
+10 Basis Points	-0.6%	-5.4%	-0.4%	-4.8%
+25 Basis Points	-1.4%	-13.5%	-1.1%	-11.9%
+50 Basis Points	-2.8%	-27.0%	-2.2%	-23.9%
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
As of March 31, 2021, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of March 31, 2021, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 2% of tangible stockholders' equity and related to our derivative agreements was less than 1% of tangible stockholders' equity.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2020.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
Stock Repurchase Program
In October of 2020, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2021. As of March 31, 2021, the Company has repurchased shares at an aggregate amount of $316 million under the program. As of March 31, 2021, $0.7 billion of common stock remained available for repurchase under the program. The following table presents information with respect to purchases of our common stock made during the three months ended March 31, 2021 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Period [1]	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (in millions)
January 1, 2021 - January 31, 2021	1.7	$15.67	1.7	$872
February 1, 2021 - February 28, 2021	5.2	$16.12	5.2	787
March 1, 2021 - March 31, 2021	6.4	$16.09	6.4	684
Total	13.3	$16.05	13.3	$684
___________________________
1.Amounts are reported based on the trade date of the share repurchase.
2.All shares purchased by the Company were pursuant to the stock repurchase program described in Note 9 of our accompanying Consolidated Financial Statements in this Form 10-Q.
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
*3.2    AGNC Investment Corp. Fourth Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed March 11, 2021.
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

AGNC INVESTMENT CORP.

		By:	/s/ GARY D. KAIN
Gary D. Kain Chief Executive Officer and Chief Investment Officer (Principal Executive Officer)
Date:	May 7, 2021

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 7, 2021