Form 10-Q
period 2021-06-30
AGNC Investment Corp.
filed 2021-08-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2021 was 524,908,382.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $49,686 and $53,698, respectively)	$57,896	$64,836
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	245	295
Credit risk transfer securities, at fair value (including pledged securities of $502 and $455, respectively)	1,105	737
Non-Agency securities, at fair value (including pledged securities of $377 and $458, respectively)	553	546
U.S. Treasury securities, at fair value (including pledged securities of $397 and $0, respectively)	397	—
Cash and cash equivalents	947	1,017
Restricted cash	623	1,307
Derivative assets, at fair value	381	391
Receivable for investment securities sold (including pledged securities of $147 and $207, respectively)	147	210
Receivable under reverse repurchase agreements	11,979	11,748
Goodwill	526	526
Other assets	256	204
Total assets	$75,055	$81,817
Liabilities:
Repurchase agreements	$48,737	$52,366
Debt of consolidated variable interest entities, at fair value	148	177
Payable for investment securities purchased	3,697	6,157
Derivative liabilities, at fair value	14	2
Dividends payable	88	90
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	10,920	11,727
Accounts payable and other liabilities	783	219
Total liabilities	64,387	70,738
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538	1,489	1,489
Common stock - $0.01 par value; 1,500 shares authorized; 524.9 and 539.5 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,741	13,972
Retained deficit	(4,972)	(5,106)
Accumulated other comprehensive income	405	719
Total stockholders' equity	10,668	11,079
Total liabilities and stockholders' equity	$75,055	$81,817
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Interest income:
Interest income	$249	$429	$806	$920
Interest expense	17	134	46	560
Net interest income	232	295	760	360
Other gain (loss), net:
Gain on sale of investment securities, net	25	153	12	647
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(28)	679	(983)	876
Gain (loss) on derivative instruments and other securities, net	(618)	(385)	821	(3,539)
Total other gain (loss), net:	(621)	447	(150)	(2,016)
Expenses:
Compensation and benefits	12	13	28	26
Other operating expense	10	11	18	21
Total operating expense	22	24	46	47
Net income (loss)	(411)	718	564	(1,703)
Dividends on preferred stock	25	25	50	46
Net income (loss) available (attributable) to common stockholders	$(436)	$693	$514	$(1,749)

Net income (loss)	$(411)	$718	$564	$(1,703)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(77)	203	(314)	667
Comprehensive income (loss)	(488)	921	250	(1,036)
Dividends on preferred stock	25	25	50	46
Comprehensive income (loss) available (attributable) to common stockholders	$(513)	$896	$200	$(1,082)

Weighted average number of common shares outstanding - basic	526.6	560.3	530.1	554.2
Weighted average number of common shares outstanding - diluted	526.6	560.8	531.9	554.2
Net income (loss) per common share - basic	$(0.83)	$1.24	$0.97	$(3.16)
Net income (loss) per common share - diluted	$(0.83)	$1.24	$0.97	$(3.16)
Dividends declared per common share	$0.36	$0.36	$0.72	$0.84
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, March 31, 2020	$1,489	567.7	$6	$14,334	$(6,592)	$561	$9,798
Net income	—	—	—	—	718	—	718
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	203	203
Stock-based compensation, net	—	—	—	4	—	—	4
Repurchase of common stock	—	(12.2)	—	(147)	—	—	(147)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(201)	—	(201)
Balance, June 30, 2020	$1,489	555.5	$6	$14,191	$(6,100)	$764	$10,350

Balance, March 31, 2021	$1,489	524.9	$5	$13,736	$(4,348)	$482	$11,364
Net loss	—	—	—	—	(411)	—	(411)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(77)	(77)
Stock-based compensation, net	—	—	—	5	—	—	5
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(188)	—	(188)
Balance, June 30, 2021	$1,489	524.9	$5	$13,741	$(4,972)	$405	$10,668

Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(1,703)	—	(1,703)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	667	667
Stock-based compensation, net	—	0.1	—	7	—	—	7
Issuance of preferred stock, net of offering cost	557	—	—	—	—	—	557
Issuance of common stock, net of offering cost	—	26.7	1	438	—	—	439
Repurchase of common stock	—	(12.2)	—	(147)	—	—	(147)
Preferred dividends declared	—	—	—	—	(46)	—	(46)
Common dividends declared	—	—	—	—	(465)	—	(465)
Balance, June 30, 2020	$1,489	555.5	$6	$14,191	$(6,100)	$764	$10,350

Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	564	—	564
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(314)	(314)
Stock-based compensation, net	—	0.4	—	8	—	—	8
Repurchase of common stock	—	(15.0)	—	(239)	—	—	(239)
Preferred dividends declared	—	—	—	—	(50)	—	(50)
Common dividends declared	—	—	—	—	(380)	—	(380)
Balance, June 30, 2021	$1,489	524.9	$5	$13,741	$(4,972)	$405	$10,668
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2021	2020
Operating activities:
Net income (loss)	$564	$(1,703)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	128	607
Stock-based compensation, net	8	7
Gain on sale of investment securities, net	(12)	(647)
Unrealized (gain) loss on investment securities measured at fair value through net income, net	983	(876)
(Gain) loss on derivative instruments and other securities, net	(821)	3,539
(Increase) decrease in other assets	(52)	59
Decrease in accounts payable and other accrued liabilities	(27)	(210)
Net cash provided by operating activities	771	776
Investing activities:
Purchases of Agency mortgage-backed securities	(23,954)	(39,715)
Purchases of credit risk transfer and non-Agency securities	(1,310)	(396)
Proceeds from sale of Agency mortgage-backed securities	18,311	54,967
Proceeds from sale of credit risk transfer and non-Agency securities	931	536
Principal collections on Agency mortgage-backed securities	8,791	7,867
Principal collections on credit risk transfer and non-Agency securities	36	49
Payments on U.S. Treasury securities	(10,536)	(19,793)
Proceeds from U.S. Treasury securities	10,172	16,206
Net proceeds from (payments on) reverse repurchase agreements	(233)	2,270
Net proceeds from (payments on) derivative instruments	593	(2,682)
Net cash provided by investing activities	2,801	19,309
Financing activities:
Proceeds from repurchase arrangements	1,163,175	2,166,205
Payments on repurchase agreements	(1,166,804)	(2,185,702)
Payments on debt of consolidated variable interest entities	(26)	(29)
Net proceeds from preferred stock issuances	—	557
Net proceeds from common stock issuances	—	439
Payments for common stock repurchases	(239)	(147)
Cash dividends paid	(432)	(525)
Net cash provided used in financing activities	(4,326)	(19,202)
Net change in cash, cash equivalents and restricted cash	(754)	883
Cash, cash equivalents and restricted cash at beginning of period	2,324	1,282
Cash, cash equivalents and restricted cash at end of period	$1,570	$2,165
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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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

Note 3. Investment Securities
As of June 30, 2021 and December 31, 2020, our investment portfolio consisted of: $59.8 billion and $66.4 billion investment securities, at fair value, respectively; $27.4 billion and $31.5 billion net TBA securities, at fair value, respectively; and $0.3 billion and zero forward settling non-Agency securities, at fair value, respectively. Our net TBA position and forward settling non-Agency securities are reported at their net carrying value totaling $79 million and $275 million as of June 30, 2021 and December 31, 2020, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position and forward settling non-Agency securities represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of June 30, 2021 and December 31, 2020, our investment securities had a net unamortized premium balance of $2.1 billion and $2.4 billion, respectively.

The following tables summarize our investment securities as of June 30, 2021 and December 31, 2020, excluding TBA and forward settling securities, (dollars in millions). Details of our TBA and forward settling securities as of each of the respective dates are included in Note 5.

	June 30, 2021		December 31, 2020
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$56,418	$57,757	$61,977	$64,615
Adjustable rate	54	56	69	70
CMO	219	228	289	301
Interest-only and principal-only strips	84	100	105	126
Multifamily	—	—	17	19
Total Agency RMBS	56,775	58,141	62,457	65,131
Non-Agency RMBS	187	200	178	188
CMBS	336	353	333	358
CRT securities	1,081	1,105	733	737
Total investment securities	$58,379	$59,799	$63,701	$66,414

	June 30, 2021
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$7,615	$2,538	$2	$—	$—	$—	$10,155
Unamortized discount	(3)	(1)	—	—	—	—	(4)
Unamortized premium	367	127	—	—	—	—	494
Amortized cost	7,979	2,664	2	—	—	—	10,645
Gross unrealized gains	310	95	—	—	—	—	405
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	8,289	2,759	2	—	—	—	11,050
Securities remeasured at fair value through earnings:
Par value	30,548	13,992	3	196	338	1,077	46,154
Unamortized discount	(15)	(3)	—	(12)	(6)	(9)	(45)
Unamortized premium	1,070	535	—	3	4	13	1,625
Amortized cost	31,603	14,524	3	187	336	1,081	47,734
Gross unrealized gains	759	362	—	13	18	26	1,178
Gross unrealized losses	(109)	(51)	—	—	(1)	(2)	(163)
Total securities remeasured at fair value through earnings	32,253	14,835	3	200	353	1,105	48,749
Total securities, at fair value	$40,542	$17,594	$5	$200	$353	$1,105	$59,799
Weighted average coupon as of June 30, 2021	3.15%	3.23%	4.73%	4.23%	3.69%	3.58%	3.19%
Weighted average yield as of June 30, 2021 [1]	2.37%	2.38%	2.56%	4.38%	4.01%	4.09%	2.42%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 11.6% based on forward rates as of June 30, 2021.

	December 31, 2020
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$9,325	$3,416	$2	$—	$—	$—	$12,743
Unamortized discount	(4)	(1)	—	—	—	—	(5)
Unamortized premium	389	152	—	—	—	—	541
Amortized cost	9,710	3,567	2	—	—	—	13,279
Gross unrealized gains	539	180	—	—	—	—	719
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	10,249	3,747	2	—	—	—	13,998
Securities remeasured at fair value through earnings:
Par value	32,824	14,447	3	187	331	735	48,527
Unamortized discount	(18)	(1)	—	(12)	(3)	(12)	(46)
Unamortized premium	1,314	607	—	4	6	10	1,941
Amortized cost	34,120	15,053	3	179	334	733	50,422
Gross unrealized gains	1,280	683	—	11	28	12	2,014
Gross unrealized losses	(5)	(1)	—	(2)	(4)	(8)	(20)
Total securities remeasured at fair value through earnings	35,395	15,735	3	188	358	737	52,416
Total securities, at fair value	$45,644	$19,482	$5	$188	$358	$737	$66,414
Weighted average coupon as of December 31, 2020	3.30%	3.56%	4.73%	4.28%	4.13%	3.43%	3.39%
Weighted average yield as of December 31, 2020 [1]	2.25%	2.39%	2.46%	4.33%	4.29%	3.71%	2.33%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 17.6% based on forward rates as of December 31, 2020.
As of June 30, 2021 and December 31, 2020, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	June 30, 2021			December 31, 2020
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$21	$—	$—	$35
AA	—	20	118	—	20	190
A	—	36	39	—	32	28
BBB	72	77	50	28	83	55
BB	222	42	89	167	36	43
B	386	10	36	304	6	7
Not Rated	425	15	—	238	11	—
Total	$1,105	$200	$353	$737	$188	$358
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of June 30, 2021 and December 31, 2020, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 11.6% and 17.6%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2021 and December 31, 2020 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2021				December 31, 2020
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$1,407	$1,370	3.59%	2.69%	$3,642	$3,569	3.56%	2.15%
> 3 years and ≤ 5 years	15,366	14,905	3.62%	2.49%	47,740	45,578	3.54%	2.42%
> 5 years and ≤10 years	40,176	39,276	3.07%	2.41%	15,019	14,541	2.87%	2.08%
> 10 years	2,850	2,828	2.32%	2.09%	13	13	5.56%	3.59%
Total	$59,799	$58,379	3.19%	2.42%	$66,414	$63,701	3.39%	2.33%
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2021 and 2020 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2021			2020
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(4,151)	$(8,659)	$(12,810)	$(1,278)	$(4,472)	$(5,750)
Proceeds from investment securities sold [1]	4,165	8,670	12,835	1,317	4,586	5,903
Net gain (loss) on sale of investment securities	$14	$11	$25	$39	$114	$153

Gross gain on sale of investment securities	$14	$48	$62	$39	$129	$168
Gross loss on sale of investment securities	—	(37)	(37)	—	(15)	(15)
Net gain (loss) on sale of investment securities	$14	$11	$25	$39	$114	$153

	Six Months Ended June 30,
	2021			2020
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(4,644)	$(14,523)	$(19,167)	$(1,433)	$(53,912)	$(55,345)
Proceeds from investment securities sold [1]	4,676	14,503	19,179	1,473	54,519	55,992
Net gain (loss) on sale of investment securities	$32	$(20)	$12	$40	$607	$647

Gross gain on sale of investment securities	$32	$97	$129	$40	$696	$736
Gross loss on sale of investment securities	—	(117)	(117)	—	(89)	(89)
Net gain (loss) on sale of investment securities	$32	$(20)	$12	$40	$607	$647
  ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2021, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of June 30, 2021 and December 31, 2020, we had $48.7 billion and $52.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021			December 31, 2020
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$31,093	0.10%	11	$29,505	0.22%	12
> 1 to ≤ 3 months	8,794	0.15%	67	13,434	0.27%	57
> 3 to ≤ 6 months	1,662	0.12%	148	7,317	0.28%	142
> 6 to ≤ 9 months	5,916	0.15%	199	660	0.24%	208
> 9 to ≤ 12 months	875	0.18%	303	1,450	0.15%	354
Total Agency repo	48,340	0.11%	54	52,366	0.24%	54
U.S. Treasury repo:
> 1 day to ≤ 1 month	397	0.02%	1	—	—%	—
Total	$48,737	0.11%	54	$52,366	0.24%	54
As of June 30, 2021 and December 31, 2020, $7.4 billion and $11.2 billion, respectively, of our repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of June 30, 2021, we had $8.3 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 2 days and a weighted average interest rate of 0.06%. As of December 31, 2020, we had $2.9 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 0.12%. As of June 30, 2021 and December 31, 2020, 44% and 47%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 43% and 46% of our repurchase agreement funding outstanding as of June 30, 2021 and December 31, 2020, respectively.
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
Reverse Repurchase Agreements
As of June 30, 2021 and December 31, 2020, we had $12.0 billion and $11.7 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $10.9 billion and $11.7 billion, respectively. As of June 30, 2021 and December 31, 2020, $2.7 billion and $3.6 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2021 and December 31, 2020 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2021	December 31, 2020
Swaptions	Derivative assets, at fair value	$294	$116
TBA securities	Derivative assets, at fair value	87	275
Total derivative assets, at fair value		$381	$391

TBA securities	Derivative liabilities, at fair value	(8)	—
U.S. Treasury futures - short	Derivative liabilities, at fair value	(6)	(2)
Total derivative liabilities, at fair value		$(14)	$(2)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$397	$—
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(10,920)	(11,727)
Total U.S. Treasury securities, net at fair value		$(10,523)	$(11,727)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021				December 31, 2020
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$16,000	0.11%	0.06%	2.3	$8,750	0.04%	0.08%	2.4
> 3 to ≤ 5 years	18,500	0.13%	0.06%	3.9	17,000	0.10%	0.08%	4.1
> 5 to ≤ 7 years	7,050	0.21%	0.05%	5.5	9,800	0.21%	0.08%	5.8
> 7 to ≤ 10 years	6,700	0.36%	0.05%	8.1	6,200	0.28%	0.07%	8.5
> 10 years	1,475	0.47%	0.06%	13.7	1,475	0.47%	0.07%	14.2
Total	$49,725	0.18%	0.06%	4.4	$43,225	0.15%	0.08%	5.1

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	June 30, 2021	December 31, 2020
SOFR	74%	71%
OIS	26%	29%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
June 30, 2021
≤ 1 year	$101	$55	5	$4,200	1.77%	8.8
> 1 year ≤ 2 years	80	117	20	3,250	1.41%	10.0
> 2 year ≤ 3 years	110	122	32	4,000	2.07%	10.0
Total	$291	$294	19	$11,450	1.77%	9.5

December 31, 2020
≤ 1 year	$123	$15	5	$5,900	2.17%	9.2
> 1 year ≤ 2 years	41	33	20	2,000	1.38%	10.0
> 2 year ≤ 3 years	65	60	33	2,250	1.40%	10.0
> 3 year ≤ 4 years	8	8	40	250	1.43%	10.0
Total	$237	$116	15	$10,400	1.84%	9.5
________________________________
1.As of June 30, 2021 and December 31, 2020, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of June 30, 2021, 8% and 92% of the underlying swap receive rates were tied to 3-Month LIBOR and SOFR, respectively. As of December 31, 2020, 33% and 67% of the underlying payer swap receive rates were tied to 3-Month LIBOR and SOFR, respectively.

U.S. Treasury Securities	June 30, 2021			December 31, 2020
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$(1,665)	$(1,648)	$(1,631)	$(425)	$(425)	$(425)
7 years	(1,083)	(1,072)	(1,049)	(1,083)	(1,081)	(1,089)
10 years	(7,748)	(7,740)	(7,843)	(9,780)	(9,862)	(10,213)
Total U.S. Treasury securities	$(10,496)	$(10,460)	$(10,523)	$(11,288)	$(11,368)	$(11,727)
________________________________
1.As of June 30, 2021 and December 31, 2020, short U.S. Treasury securities had a weighted average yield of 1.30% and 1.20%, respectively, and long U.S. Treasury securities totaling $397 million, at fair value, had a weighted average yield of 0.98% as of June 30, 2021.

U.S. Treasury Futures	June 30, 2021				December 31, 2020
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,500)	$(1,982)	$(1,988)	$(6)	$(1,000)	$(1,379)	$(1,381)	$(2)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2021				December 31, 2020
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.0%	$418	$422	$423	1	$6,540	$6,708	$6,771	$63
2.5%	328	342	342	—	200	208	209	1
Total 15-Year TBA securities	746	764	765	1	6,740	6,916	6,980	64
30-Year TBA securities:
≤ 2.0%	2,551	2,552	2,572	20	19,805	20,314	20,480	166
2.5%	20,627	21,227	21,289	62	3,167	3,291	3,335	44
3.0%	2,104	2,195	2,193	(2)	528	552	553	1
3.5%	539	569	567	(2)	124	131	131	—
Total 30-Year TBA securities, net	25,821	26,543	26,621	78	23,624	24,288	24,499	211
Total TBA securities, net	$26,567	$27,307	$27,386	$79	$30,364	$31,204	$31,479	$275
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

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2021 and 2020 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2021:
TBA securities, net	$24,518	94,248	(92,199)	$26,567	$396
Forward settling non-Agency securities	$—	300	—	$300	—
Interest rate swaps - payer	$49,725	—	—	$49,725	(400)
Payer swaptions	$13,150	—	(1,700)	$11,450	(313)
U.S. Treasury securities - short position	$(15,527)	(585)	5,219	$(10,893)	(333)
U.S. Treasury securities - long position	$—	1,336	(939)	$397	(1)
U.S. Treasury futures contracts - short position	$(1,000)	(2,000)	1,500	$(1,500)	(29)
					$(680)
Three months ended June 30, 2020:
TBA securities, net	$20,279	75,186	(75,705)	$19,760	$220
Interest rate swaps - payer	$46,475	25,750	(30,150)	$42,075	(379)
Payer swaptions	$9,550	—	(200)	$9,350	(14)
U.S. Treasury securities - short position	$(4,245)	(4,187)	1,185	$(7,247)	(60)
U.S. Treasury securities - long position	$3,569	550	(2,987)	$1,132	4
U.S. Treasury futures contracts - short position	$(1,000)	(1,000)	1,000	$(1,000)	(8)
					$(237)

Six months ended June 30, 2021:
TBA securities, net	$30,364	187,584	(191,381)	$26,567	$(530)
Forward settling non-Agency securities	$—	300	—	$300	—
Interest rate swaps - payer	$43,225	7,000	(500)	$49,725	724
Payer swaptions	$10,400	4,250	(3,200)	$11,450	74
U.S. Treasury securities - short position	$(11,287)	(7,846)	8,240	$(10,893)	474
U.S. Treasury securities - long position	$—	2,651	(2,254)	$397	(11)
U.S. Treasury futures contracts - short position	$(1,000)	(3,000)	2,500	$(1,500)	32
					$763
Six months ended June 30, 2020:
TBA securities, net	$7,322	112,936	(100,498)	$19,760	$913
Interest rate swaps - payer	$79,075	75,725	(112,725)	$42,075	(3,174)
Payer swaptions	$8,850	2,000	(1,500)	$9,350	(148)
U.S. Treasury securities - short position	$(9,224)	(10,232)	12,209	$(7,247)	(997)
U.S. Treasury securities - long position	$95	7,011	(5,974)	$1,132	101
U.S. Treasury futures contracts - short position	$(1,000)	(2,000)	2,000	$(1,000)	(112)
					$(3,417)
________________________________
1.Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Amounts for the three and six months ended June 30, 2020 exclude $146 million of losses on debt extinguishment (see Note 4).

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
As of June 30, 2021, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of June 30, 2021, approximately 8% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2021 and December 31, 2020 (in millions):

	June 30, 2021
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$49,044	$245	$483	$404	$50,176
CRT - fair value	502	—	—	—	502
Non-Agency - fair value	377	—	—	—	377
U.S. Treasury securities - fair value	733	—	—	272	1,005
Accrued interest on pledged securities	128	1	1	1	131
Restricted cash	19	—	604	—	623
Total	$50,803	$246	$1,088	$677	$52,814

	December 31, 2020
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$53,401	$295	$365	$258	$54,319
CRT - fair value	455	—	—	—	455
Non-Agency - fair value	458	—	—	—	458
Accrued interest on pledged securities	147	1	1	1	150
Restricted cash	417	—	890	—	1,307
Total	$54,878	$296	$1,256	$259	$56,689
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $98 million and $119 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2021 and December 31, 2020, respectively.
3.Includes margin for TBAs cleared through prime brokers and other clearing deposits.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2021 and December 31, 2020 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	June 30, 2021			December 31, 2020
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$31,779	$30,818	$84	$29,674	$28,208	$82
> 30 and ≤ 60 days	3,124	3,002	8	8,438	8,013	23
> 60 and ≤ 90 days	5,788	5,641	15	5,782	5,495	16
> 90 days	9,628	9,542	21	10,420	10,068	26
Total	$50,319	$49,003	$128	$54,314	$51,784	$147
________________________________
1.Includes $98 million and $119 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2021 and December 31, 2020, respectively.
2.Excludes $0.6 billion of repledged U.S. Treasury securities received as collateral from counterparties as of June 30, 2021.
Assets Pledged from Counterparties
As of June 30, 2021 and December 31, 2020, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2021				December 31, 2020
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$13,023	$—	$13	$13,036	$11,727	$—	$13	$11,740
Cash	—	314	1	315	—	107	3	110
Total	$13,023	$314	$14	$13,351	$11,727	$107	$16	$11,850
________________________________
1.As of June 30, 2021, $0.6 billion of U.S. Treasury securities received from counterparties were repledged as collateral. As of June 30, 2021 and December 31, 2020, $10.9 billion and $11.7 billion, respectively, of U.S. Treasury securities received from counterparties were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2021 and December 31, 2020 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2021
Interest rate swap and swaption agreements, at fair value [1]	$294	$—	$294	$—	$(293)	$1
TBA securities, at fair value	87	—	87	(8)	—	79
Receivable under reverse repurchase agreements	11,979	—	11,979	(7,216)	(4,763)	—
Total	$12,360	$—	$12,360	$(7,224)	$(5,056)	$80

December 31, 2020
Interest rate swap and swaption agreements, at fair value [1]	$116	$—	$116	$—	$(105)	$11
TBA securities, at fair value	275	—	275	—	—	275
Receivable under reverse repurchase agreements	11,748	—	11,748	(6,522)	(5,223)	3
Total	$12,139	$—	$12,139	$(6,522)	$(5,328)	$289

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2021
TBA securities, at fair value	$8	$—	$8	$(8)	$—	$—
Repurchase agreements	48,737	—	48,737	(7,216)	(41,520)	1
Total	$48,745	$—	$48,745	$(7,224)	$(41,520)	$1

December 31, 2020
Repurchase agreements	$52,366	$—	$52,366	$(6,522)	$(45,844)	$—
Total	$52,366	$—	$52,366	$(6,522)	$(45,844)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2021 and December 31, 2020, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	June 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$57,896	$—	$—	$64,836	$—
Agency securities transferred to consolidated VIEs	—	245	—	—	295	—
Credit risk transfer securities	—	1,105	—	—	737	—
Non-Agency securities	—	553	—	—	546	—
U.S. Treasury securities	397	—	—	—	—	—
Interest rate swaps	—	—	—	—	—	—
Swaptions	—	294	—	—	116	—
TBA securities	—	87	—	—	275	—
Total	$397	$60,180	$—	$—	$66,805	$—
Liabilities:
Debt of consolidated VIEs	$—	$148	$—	$—	$177	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	10,920	—	—	11,727	—	—
Interest rate swaps	—	—	—	—	—	—
TBA securities	—	8	—	—	—	—
U.S. Treasury futures	6	—	—	2	—	—
Total	$10,926	$156	$—	$11,729	$177	$—
Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of June 30, 2021 and December 31, 2020, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of June 30, 2021 and December 31, 2020 due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Weighted average number of common shares issued and outstanding	524.9	559.1	528.7	553.3
Weighted average number of fully vested restricted stock units outstanding	1.7	1.2	1.4	0.9
Weighted average number of common shares outstanding - basic	526.6	560.3	530.1	554.2
Weighted average number of dilutive unvested restricted stock units outstanding	—	0.5	1.8	—
Weighted average number of common shares outstanding - diluted	526.6	560.8	531.9	554.2
Net income (loss) available (attributable) to common stockholders	$(436)	$693	$514	$(1,749)
Net income (loss) per common share - basic	$(0.83)	$1.24	$0.97	$(3.16)
Net income (loss) per common share - diluted	$(0.83)	$1.24	$0.97	$(3.16)
For the three months ended June 30, 2021 and six months ended June 30, 2020, 1.7 million and 0.8 million, respectively, of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of June 30, 2021 and December 31, 2020, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). As of June 30, 2021 and December 31, 2020, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share (or $25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of June 30, 2021 (dollars and shares in millions):

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

At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. As of June 30, 2021, shares of our common stock with an aggregate offering price of $1.25 billion remained authorized for issuance under this program through June 11, 2024. We did not issue shares under the program during the six months ended June 30, 2021.
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three months ended March 31, 2021, we repurchased 15.0 million shares, or $239 million, of our common stock for an average repurchase price of $16.00 per common share, inclusive of transaction costs and including amounts repurchased in December 2020 that settled in January 2021. During the three months ended June 30, 2021, we did not repurchase shares of our common stock. As of June 30, 2021, shares of our common stock with an aggregate repurchase price of $684 million remained authorized for repurchase through December 31, 2021.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2021	2020	2021	2020
Beginning Balance	$482	$561	$719	$97
OCI before reclassifications	(63)	242	(282)	707
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	(14)	(39)	(32)	(40)
Ending Balance	$405	$764	$405	$764

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2021. Our MD&A is presented in six sections:
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

Trends and Recent Market Impacts
The positive trends that drove the strong performance of Agency RMBS in the first quarter of 2021 largely reversed in the second quarter. Agency RMBS spreads to swap and U.S. Treasury interest rate hedges, particularly longer-term hedges, widened in the second quarter as interest rates declined and the yield curve flattened. This spread widening coincided with stronger domestic economic data and higher inflation together with greater expectations that the Federal Reserve (the “Fed”) will communicate its plan to commence reducing its Agency RMBS asset purchases later this year. In addition, despite the increase in mortgage rates during the first quarter, prepayment speeds did not slow as expected in the second quarter. Faster prepayment speeds in the second quarter pressured higher coupon Agency RMBS valuations and largely reversed the significant outperformance of these coupons in the first quarter. As a result, AGNC’s economic return for the second quarter was negative 5.5%.
On a year-to-date basis, lower coupon RMBS modestly outperformed interest rate hedges, while very attractive implied TBA financing levels further benefited the earnings profile of these assets. Conversely, higher coupon RMBS modestly underperformed hedges due to elevated prepayment rates. Taken together, AGNC’s economic return for the first two quarters was 2.4% despite the significant quarter-to-quarter volatility.
During the second quarter, we continued to gradually reduce the size of our investment portfolio and operate at lower average leverage levels in anticipation of wider spreads as the Fed’s eventual announcement about its plans to taper its Agency RMBS purchases approaches. We reduced our investment portfolio by $2.8 billion during the second quarter, or by a total of $10.4 billion year-to-date. As of June 30, 2021, our investment portfolio totaled $87.5 billion, consisting of $58.1 billion Agency RMBS, $27.4 billion TBA securities, and $2.0 billion CRT and non-Agency securities, including forward starting non-Agency securities. Our average "at risk" leverage for the second quarter declined to 7.6x tangible net book value, compared to 8.0x for the first quarter. We ended the second quarter moderately higher at 7.9x, due to the decline in our tangible net book value.
Additionally, during the second quarter, we shifted the composition of our investment portfolio. Most notably, given the relative outperformance of our 15-year fix-rate Agency RMBS, we reduced our 15-year holdings by $6.8 billion and modestly increased our holdings of current coupon production 30-year Agency securities. As of June 30, 2021, our 30-year and 15-year fixed-rate Agency securities represented 87% and 7%, respectively, of our investment portfolio, compared to 80% and 15%, respectively, as of March 31, 2021. In addition, as of June 30, 2021, approximately 40% of our fixed-rate Agency securities were in higher coupon specified pools, with the balance primarily in lower coupon generic securities, largely unchanged from approximately 42% and 58%, respectively, as of the end of the first quarter. We believe our investment portfolio, which is well balanced between lower coupon TBA securities and higher coupon specified pools, positions AGNC well over a wide range of market scenarios.
Residential credit continued to benefit from strong fundamentals, materially outperforming Agency RMBS during the second quarter. Meanwhile, our credit holdings were largely unchanged during the quarter, as we found limited opportunities to make attractive investments given historically tight credit spreads to benchmark interest rates.
Our unencumbered cash and Agency RMBS during the second quarter, excluding both unencumbered credit assets and assets held at our broker-dealer subsidiary, remained very strong at $4.7 billion as of June 30, 2021, or 47% of our tangible equity, compared to $5.2 billion, or 48% of tangible equity, as of March 31, 2021.
Our investment portfolio had a weighted average CPR of 25.7% for the second quarter, compared to 24.6% for the prior quarter. The weighted average projected CPR for the remaining life of our Agency securities held as of June 30, 2021 increased to 11.6% from 11.3% as of March 31, 2021, as lower rates and moderately faster prepayment assumptions were largely offset by changes in portfolio composition.
During the second quarter, we rebalanced a portion of our hedge portfolio in response to lower rates and our somewhat smaller investment portfolio by reducing our longer-term U.S. Treasury hedge positions. As a result, our hedge portfolio totaled

$74 billion at June 30, 2021, down $5 billion from the first quarter, while our interest rate hedge ratio remained largely unchanged at 97% of our funding liabilities. Our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of our interest rate hedges, remained slightly positive at 0.3 years as of June 30, 2021, compared to 0.6 years as of March 31, 2021.
Net spread and dollar roll income (a non-GAAP measure) was $0.76 per diluted common share for the second quarter, unchanged from the first quarter, as favorable short-term funding, attractive TBA dollar roll opportunities, and stable hedging cost offset our smaller asset base. Our net spread and dollar roll income excludes “catch-up” premium amortization (cost)/benefit of $(0.13) and $0.40 per diluted common share for the second and first quarters, respectively, due to changes in CPR projections for securities acquired in prior quarters. (Please refer to Results of Operations below for further information regarding non-GAAP measures.)
At current valuation levels, we believe that the Agency investment risk-return backdrop is more balanced and that Agency RMBS remain attractive, particularly when compared on a relative value basis to other asset classes. Looking ahead, as the Fed moves closer to asset tapering, we believe some further spread widening and volatility are possible. In our view, this repricing is healthy for the Agency RMBS market over the longer-term. Although AGNC’s book value may be pressured in the short run, our lower leverage and strong liquidity position should provide us capacity to add investments opportunistically when expected return levels are more favorable and further improve our longer-term earnings potential. We thus expect that wider spreads will generally improve expected returns on new investments and enhance our value proposition over the long run.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	June 30, 2021	June 30, 2021 vs Mar. 31, 2021		June 30, 2021 vs Dec. 31, 2020
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.25%	0.25%	0.25%	0.25%	0.25%	—	bps	—	bps
SOFR:
SOFR Rate	0.10%	0.08%	0.07%	0.01%	0.05%	+4	bps	-2	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	0.00%	0.03%	0.06%	0.12%	0.19%	+7	bps	+13	bps
5-Year Swap	0.08%	0.13%	0.24%	0.82%	0.75%	-7	bps	+51	bps
10-Year Swap	0.38%	0.47%	0.71%	1.52%	1.19%	-33	bps	+48	bps
30-Year Swap	0.63%	0.86%	1.15%	1.92%	1.50%	-42	bps	+35	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.15%	0.13%	0.12%	0.16%	0.25%	+9	bps	+13	bps
5-Year U.S. Treasury	0.29%	0.28%	0.36%	0.94%	0.89%	-5	bps	+53	bps
10-Year U.S. Treasury	0.66%	0.69%	0.92%	1.74%	1.47%	-27	bps	+55	bps
30-Year U.S. Treasury	1.41%	1.46%	1.65%	2.41%	2.09%	-32	bps	+44	bps
30-Year Fixed Rate Agency Price:
2.0%	$102.33	$103.39	$103.88	$99.70	$101.09	+$1.39		-$2.79
2.5%	$104.26	$104.90	$105.41	$102.55	$103.48	+$0.93		-$1.93
3.0%	$105.33	$104.75	$104.77	$104.13	$104.27	+$0.14		-$0.50
3.5%	$105.18	$105.40	$105.66	$105.63	$105.28	-$0.35		-$0.38
4.0%	$105.98	$106.64	$106.78	$107.31	$106.53	-$0.78		-$0.25
4.5%	$107.46	$108.16	$108.39	$108.91	$107.66	-$1.25		-$0.73
15-Year Fixed Rate Agency Price:
1.5%	N/A	$102.31	$102.89	$100.40	$101.23	+$0.83		-$1.66
2.0%	$103.46	$103.95	$104.55	$102.61	$103.19	+$0.58		-$1.36
2.5%	$104.70	$104.44	$104.30	$104.06	$104.29	+$0.23		-$0.01
3.0%	$105.09	$104.94	$104.97	$105.59	$105.05	-$0.54		+$0.08
3.5%	$105.06	$105.81	$106.03	$106.69	$106.83	+$0.14		+$0.80
4.0%	$105.75	$106.15	$106.28	$106.34	$106.19	-$0.15		-$0.09
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest and LIBOR rates were obtained from Bloomberg.

The following table summarizes mortgage rates and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	June 30, 2020	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	June 30, 2021	June 30, 2021 vs Mar. 31, 2021		June 30, 2021 vs Dec. 31, 2020
Mortgage Rate: [1]
30 Yr PMMS	3.13%	2.90%	2.67%	3.17%	3.02%	-15	bps	+35	bps
30 Yr CC	1.62%	1.42%	1.34%	1.97%	1.87%	-10	bps	+53	bps
30 Yr P/S Spread	1.51%	1.48%	1.33%	1.20%	1.15%	-5	bps	-18	bps
Credit Spread (in bps): [2]
CRT M2	520	302	216	235	179	-56		-37
CMBS AAA	113	86	66	69	65	-4		-1
CDX IG	76	59	50	54	48	-6		-2
________________________________

1. 30 Yr PMMS rates are sourced from Freddie Mac's weekly Primary Mortgage Market Survey of mortgage lenders; 30 Yr CC rates represent current coupon rates for new production Agency RMBS sourced from Bloomberg; and the 30 Yr P/S spreads represent the 30 Yr PMMS and CC primary to secondary market spread differential as of each date.
2.CRT and CMBS spreads are averages of JP Morgan, Bank of America and Wells Fargo. CRT spreads are discount margins. CMBS spreads are spreads to the swap curve. CDX spreads are sourced from JP Morgan.

FINANCIAL CONDITION
As of June 30, 2021 and December 31, 2020, our investment portfolio totaled $87.5 billion and $97.9 billion, respectively, consisting of: $59.8 billion and $66.4 billion investment securities, at fair value, respectively; $27.4 billion and $31.5 billion net TBA securities, at fair value, respectively; and $0.3 billion and zero forward settling non-Agency securities, at fair value, respectively. The following table is a summary of our investment portfolio as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021				December 31, 2020
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$5,433	$5,550	2.64%	6%	$9,256	$9,482	2.48%	10%
15-year TBA securities, net [1]	764	765	1.96%	1%	6,916	6,980	1.74%	7%
Total ≤ 15-year	6,197	6,315	2.55%	7%	16,172	16,462	2.16%	17%
20-year RMBS	2,537	2,549	2.47%	3%	2,409	2,470	2.58%	3%
30-year:
30-year RMBS	48,448	49,658	3.24%	57%	50,312	52,663	3.55%	54%
30-year TBA securities, net [1]	26,543	26,621	2.51%	30%	24,288	24,499	2.05%	25%
Total 30-year	74,991	76,279	2.98%	87%	74,600	77,162	3.06%	79%
Total fixed rate Agency RMBS and TBA securities	83,725	85,143	2.93%	97%	93,181	96,094	2.89%	98%
Adjustable rate Agency RMBS	54	56	2.28%	—%	69	70	2.35%	—%
Multifamily	—	—	—%	—%	17	19	3.31%	—%
CMO Agency RMBS:
CMO	219	228	3.17%	—%	289	301	3.30%	1%
Interest-only strips	37	48	5.61%	—%	45	59	5.57%	—%
Principal-only strips	47	52	—%	—%	60	67	—%	—%
Total CMO Agency RMBS	303	328	4.10%	—%	394	427	4.10%	1%
Total Agency RMBS and TBA securities	84,082	85,527	2.94%	98%	93,661	96,610	2.90%	99%
Non-Agency RMBS [2]	490	503	3.18%	1%	178	188	4.28%	—%
CMBS	336	353	3.69%	—%	333	358	4.13%	—%
CRT	1,081	1,105	3.58%	1%	733	737	3.43%	1%
Total investment portfolio	$85,989	$87,488	2.95%	100%	$94,905	$97,893	2.91%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q.
2.Includes $0.3 billion of forward settling non-Agency securities.
TBA and forward settling securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2021 and December 31, 2020, our TBA position and forward settling securities had a net carrying value of $79 million and $275 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract or forward purchase agreement and the price to be paid or received for the underlying security.
As of June 30, 2021 and December 31, 2020, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 2.42% and 2.33%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of June 30, 2021 and December 31, 2020 (dollars in millions):

	June 30, 2021
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
1.5%	$1,377	$1,403	$1,394	—%	102.3%	2.29%	0.94%	7	12%
2.0%	1,378	1,428	1,423	5%	103.6%	2.60%	1.12%	7	12%
2.5%	676	709	709	52%	105.5%	3.03%	1.23%	21	12%
3.0%	995	1,011	1,055	94%	101.6%	3.55%	2.46%	50	15%
3.5%	1,041	1,062	1,122	100%	102.1%	4.03%	2.74%	46	17%
≥ 4.0%	567	584	612	92%	102.9%	4.61%	2.90%	45	18%
Total ≤ 15-year	6,034	6,197	6,315	49%	102.7%	3.25%	1.85%	28	14%
20-year:
2.0%	1,461	1,505	1,492	—%	103.0%	2.86%	1.46%	8	9%
2.5%	513	535	533	—%	104.2%	3.28%	1.58%	12	13%
3.0%	41	42	43	98%	103.3%	3.78%	2.18%	23	15%
3.5%	194	197	208	81%	101.8%	4.05%	2.95%	95	14%
≥ 4.0%	248	258	273	96%	104.0%	4.74%	3.08%	55	16%
Total 20-year:	2,457	2,537	2,549	19%	103.3%	3.25%	1.78%	20	11%
30-year:
2.0%	14,579	14,682	14,736	3%	100.8%	2.85%	1.88%	3	6%
2.5%	26,042	26,926	26,916	5%	105.2%	3.35%	1.76%	8	8%
3.0%	3,915	4,059	4,104	13%	102.9%	3.70%	2.41%	46	12%
3.5%	10,238	10,704	11,074	87%	104.5%	4.06%	2.60%	74	12%
4.0%	11,088	11,653	12,141	92%	105.1%	4.51%	2.85%	59	14%
≥ 4.5%	6,583	6,967	7,308	98%	105.8%	5.01%	3.11%	45	16%
Total 30-year	72,445	74,991	76,279	40%	103.9%	3.90%	2.45%	40	11%
Total fixed rate	$80,936	$83,725	$85,143	40%	103.8%	3.81%	2.36%	38	12%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of June 30, 2021, lower balance specified pools had a weighted average original loan balance of $119,000 and $116,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 127% and 138% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of June 30, 2021.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of June 30, 2021 and December 31, 2020, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2021 and December 31, 2020 and condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2021 and 2020 (in millions, except per share amounts):

	June 30,	December 31,
Balance Sheet Data	2021	2020
	(Unaudited)
Investment securities, at fair value	$59,799	$66,414
Total assets	$75,055	$81,817
Repurchase agreements and other debt	$48,885	$52,543
Total liabilities	$64,387	$70,738
Total stockholders' equity	$10,668	$11,079
Net book value per common share [1]	$17.39	$17.68
Tangible net book value per common share [2]	$16.39	$16.71

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (Unaudited)	2021	2020	2021	2020
Interest income	$249	$429	$806	$920
Interest expense	17	134	46	560
Net interest income	232	295	760	360
Other gain (loss), net	(621)	447	(150)	(2,016)
Operating expenses	22	24	46	47
Net income (loss)	(411)	718	564	(1,703)
Dividends on preferred stock	25	25	50	46
Net income (loss) available (attributable) to common stockholders	$(436)	$693	$514	$(1,749)

Net income (loss)	$(411)	$718	$564	$(1,703)
Other comprehensive income (loss), net	(77)	203	(314)	667
Comprehensive income (loss)	(488)	921	250	(1,036)
Dividends on preferred stock	25	25	50	46
Comprehensive income (loss) available (attributable) to common stockholders	$(513)	$896	$200	$(1,082)

Weighted average number of common shares outstanding - basic	526.6	560.3	530.1	554.2
Weighted average number of common shares outstanding - diluted	526.6	560.8	531.9	554.2
Net income (loss) per common share - basic	$(0.83)	$1.24	$0.97	$(3.16)
Net income (loss) per common share - diluted	$(0.83)	$1.24	$0.97	$(3.16)
Comprehensive income (loss) per common share - basic	$(0.97)	$1.60	$0.38	$(1.95)
Comprehensive income (loss) per common share - diluted	$(0.97)	$1.60	$0.38	$(1.95)
Dividends declared per common share	$0.36	$0.36	$0.72	$0.84

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2021	2020	2021	2020
Average investment securities - at par	$55,246	$68,994	$55,944	$81,964
Average investment securities - at cost	$57,420	$71,787	$58,073	$84,840
Average net TBA portfolio - at cost	$28,082	$15,662	$30,041	$11,575
Average total assets - at fair value	$77,502	$86,851	$78,345	$100,392
Average repurchase agreements and other debt outstanding [3]	$52,374	$69,552	$53,482	$81,545
Average stockholders' equity [4]	$11,103	$10,262	$11,185	$10,598
Average tangible net book value "at risk" leverage [5]	7.6:1	8.8:1	7.8:1	9.2:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.9:1	9.2:1	7.9:1	9.2:1
Economic return on tangible common equity - unannualized [7]	(5.5)%	12.2%	2.4%	(10.8)%
Expenses % of average total assets - annualized	0.11%	0.11%	0.12%	0.09%
Expenses % of average assets, including average net TBA position - annualized	0.08%	0.09%	0.08%	0.08%
Expenses % of average stockholders' equity - annualized	0.79%	0.94%	0.82%	0.89%
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
5.Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average repurchase agreements used to fund our investment securities, other debt, and TBA and forward settling securities (at cost) (together "mortgage borrowings") outstanding for the period by the sum of average stockholders' equity adjusted to exclude goodwill for the period. Leverage excludes U.S. Treasury repurchase agreements.
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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2021 and 2020, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$453	3.28%	$652	3.77%	$934	3.34%	$1,527	3.72%
Net premium amortization benefit (cost)	(204)	(1.55)%	(223)	(1.38)%	(128)	(0.56)%	(607)	(1.55)%
Interest income (GAAP measure)	249	1.73%	429	2.39%	806	2.78%	920	2.17%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	71	0.50%	57	0.32%	(142)	(0.49)%	300	0.71%
Interest income, excluding "catch-up" premium amortization	320	2.23%	486	2.71%	664	2.29%	1,220	2.88%
TBA dollar roll income - implied interest income [1,2]	139	1.98%	74	1.90%	255	1.69%	122	2.11%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$459	2.15%	$560	2.56%	$919	2.08%	$1,342	2.78%

Weighted average actual portfolio CPR for investment securities held during the period	25.7%		19.9%		25.2%		15.4%
Weighted average projected CPR for the remaining life of investment securities held as of period end	11.6%		16.6%		11.6%		16.6%
Average 30-year fixed rate mortgage rate as of period end [4]	3.02%		3.13%		3.02%		3.13%
10-year U.S. Treasury rate as of period end	1.47%		0.66%		1.47%		0.66%
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
4.Source: Freddie Mac Primary Fixed Mortgage Rate Mortgage Market Survey
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2021 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended June 30, 2021 vs. June 30, 2020
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$(180)	$(86)	$(94)
Estimated "catch-up" premium amortization due to change in CPR forecast	14	—	14
Interest income, excluding "catch-up" premium amortization	(166)	(86)	(80)
TBA dollar roll income - implied interest income	65	59	6
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(101)	$(27)	$(74)

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(114)	$(290)	$176
Estimated "catch-up" premium amortization due to change in CPR forecast	(442)	—	(442)
Interest income, excluding "catch-up" premium amortization	(556)	(290)	(266)
TBA dollar roll income - implied interest income	133	194	(61)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(423)	$(96)	$(327)
Our average investment portfolio, inclusive of TBAs (at cost), decreased 2% and 9% for the three and six months ended June 30, 2021, respectively, compared to the prior year period, primarily due to lower operating leverage and a decline in our average stockholders' equity. The decrease in the average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization on our investment securities, of 41 basis points and 64 basis points for the three and six months ended June 30, 2021, respectively, compared to the prior year period, was largely due to changes in asset composition and lower prevailing yields on new asset purchases.
Leverage
Our primary measure of leverage is our tangible net book value "at risk" leverage ratio, which is measured as the sum of our repurchase agreements and other debt used to fund our investment securities and net TBA and forward settling securities position (at cost) (together referred to as "mortgage borrowings") and our net receivable/payable for unsettled investment securities, divided by our total stockholders' equity adjusted to exclude goodwill.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2021	$52,374	$60,186	$48,488	$28,082	$27,611	7.6:1	7.9:1
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
December 31, 2020	$53,645	$55,249	$52,543	$33,753	$31,204	8.4:1	8.5:1
September 30, 2020	$61,008	$69,628	$54,558	$27,785	$29,460	8.9:1	8.8:1
June 30, 2020	$69,552	$72,399	$69,370	$15,662	$20,413	8.8:1	9.2:1
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
________________________________
1.Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.
2.Daily average and ending net TBA position outstanding measured at cost.
3.Average tangible net book value "at risk" leverage during the period represents the sum of our daily weighted average repurchase agreements and other debt used to fund acquisitions of investment securities and net TBA and forward settling securities position outstanding, divided by the sum of our average month-ended stockholders' equity, adjusted to exclude goodwill.

4.Tangible net book value "at risk" leverage as of period end represents the sum of our repurchase agreements and other debt used to fund acquisitions of investments securities, net TBA and forward settling securities position (at cost), and net receivable/payable for unsettled investment securities outstanding as of period end, divided by total stockholders' equity, adjusted to exclude goodwill as of period end.
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2021 and 2020 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic interest cost (income):

	Three Months Ended June 30,				Six Months Ended June 30,
	2021		2020		2021		2020
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$17	0.13%	$134	0.76%	$46	0.17%	$560	1.36%
TBA dollar roll income - implied interest expense (benefit) [2,3]	(23)	(0.33)%	(4)	(0.09)%	(61)	(0.41)%	28	0.48%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	(6)	(0.03)%	130	0.61%	(15)	(0.04)%	588	1.25%
Interest rate swap periodic interest expense [2,5]	19	0.09%	59	0.27%	31	0.07%	28	0.06%
Total economic interest expense (non-GAAP measure)	$13	0.06%	$189	0.88%	$16	0.03%	$616	1.31%
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
5.Interest rate swap periodic interest expense is measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2021 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended June 30, 2021 vs. June 30, 2020
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$(117)	$(33)	$(84)
TBA dollar roll income - implied interest benefit/expense	(19)	(3)	(16)
Interest rate swap periodic interest expense	(40)	7	(47)
Total change in economic interest expense	$(176)	$(29)	$(147)

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$(514)	$(193)	$(321)
TBA dollar roll income - implied interest expense	(89)	44	(133)
Interest rate swap periodic interest expense	3	(5)	8
Total change in economic interest expense	$(600)	$(154)	$(446)
Our average mortgage borrowings, inclusive of TBAs, decreased 6% and 10% for the three and six months ended June 30, 2021, respectively, compared to the prior year period, consistent with the decline in our average investment portfolio. The decline in the average interest rate (actual and implied) on our mortgage borrowings for the three and six months ended June 30,

2021 of 82 basis points and 128 basis points, respectively, was due to the combination of lower short-term interest rates and favorable technical supply and demand factors in the repo and TBA dollar roll markets.
The change in our interest rate swap periodic cost for the three and six months ended June 30, 2021 was due to the combination of the change in our average swap balance outstanding and the change in the average fixed rate paid and floating rate received on our interest rate swaps as compared to the prior year periods. The following is a summary of each of these factors for the three and six months ended June 30, 2021 as compared to the prior year periods (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2021	2020	2021	2020
Average Agency repo and other debt outstanding	$52,374	$69,552	$53,482	$81,545
Average net TBA portfolio outstanding - at cost	$28,082	$15,662	$30,041	$11,575
Average mortgage borrowings outstanding	$80,456	$85,214	$83,523	$93,120
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$49,725	$44,173	$47,480	$57,916
Ratio of average interest rate swaps to mortgage borrowings outstanding	62%	52%	57%	62%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.18%	0.65%	0.17%	1.00%
Average interest rate swap receive-floating rate	(0.03)%	(0.11)%	(0.04)%	(0.90)%
Average interest rate swap net pay/(receive) rate	0.15%	0.54%	0.13%	0.10%
For the three and six months ended June 30, 2021, we had a forward starting swap average balance of zero and $0.1 billion, respectively, and, for the three and six months ended June 30, 2020, an average balance of $0.9 billion and $1.2 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three and six months ended June 30, 2021 was 62% and 57%, respectively, and 53% and 63% for the three and six months ended June 30, 2020, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and six months ended June 30, 2021 and 2020:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2021	2020	2021	2020
Average asset yield, excluding "catch-up" premium amortization	2.15%	2.56%	2.08%	2.78%
Average aggregate cost of funds	(0.06)%	(0.88)%	(0.03)%	(1.31)%
Average net interest spread, excluding "catch-up" premium amortization	2.09%	1.68%	2.05%	1.47%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and six months ended June 30, 2021 and 2020 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
Net interest income (GAAP measure)	$232	$295	$760	$360
TBA dollar roll income, net [1]	162	78	316	94
Interest rate swap periodic cost, net [1]	(19)	(59)	(31)	(28)
Other interest and dividend income [1]	—	1	—	3
Adjusted net interest and dollar roll income	375	315	1,045	429
Operating expense	(22)	(24)	(46)	(47)
Net spread and dollar roll income	353	291	999	382
Dividend on preferred stock	25	25	50	46
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	328	266	949	336
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	71	57	(142)	300
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$399	$323	$807	$636

Weighted average number of common shares outstanding - basic	526.6	560.3	530.1	554.2
Weighted average number of common shares outstanding - diluted	528.3	560.8	531.9	555.0
Net spread and dollar roll income per common share - basic	$0.62	$0.47	$1.79	$0.61
Net spread and dollar roll income per common share - diluted	$0.62	$0.47	$1.78	$0.61
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.76	$0.58	$1.52	$1.15
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.76	$0.58	$1.52	$1.15
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2021	2020	2021	2020
Gain on sale of investment securities, net	$25	$153	$12	$647
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(28)	679	(983)	876
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	(77)	203	(314)	667
Total gain (loss) on investment securities, net	$(80)	$1,035	$(1,285)	$2,190
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2021 and 2020 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2021	2020	2021	2020
TBA securities, dollar roll income	$162	$78	$316	$94
TBA securities, mark-to-market gain/(loss)	234	142	(846)	819
Interest rate swaps, periodic cost	(19)	(59)	(31)	(28)
Interest rate swaps, mark-to-market gain/(loss)	(381)	(320)	755	(3,146)
Payer swaptions	(313)	(14)	74	(148)
U.S. Treasury securities - short position	(333)	(60)	474	(997)
U.S. Treasury securities - long position	(1)	4	(11)	101
U.S. Treasury futures contracts - short position	(29)	(8)	32	(112)
Other	62	(148)	58	(122)
Total gain (loss) on derivative instruments and other securities, net	$(618)	$(385)	$821	$(3,539)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income (Loss)
For the three months ended June 30, 2021 and 2020, we had estimated taxable loss attributable to common stockholders of $(158) million and $(4) million, respectively, or $(0.30) and $(0.01) per diluted common share, respectively. For the six months ended June 30, 2021 and 2020, we had estimated taxable income (loss) available (attributable) to common stockholders of $(322) million and $107 million, respectively, or $(0.61) and $0.19 per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and six months ended June 30, 2021 and 2020 (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months EndedJune 30,
	2021	2020	2021	2020
Net income/(loss)	$(411)	$718	$564	$(1,703)
Book to tax differences:
Premium amortization, net	1	22	(268)	259
Realized gain/loss, net	43	—	(1,451)	2,555
Net capital loss/(utilization of net capital loss carryforward)	52	(426)	141	(394)
Unrealized (gain)/loss, net	152	(291)	697	(554)
Other	5	(2)	(5)	(10)
Total book to tax differences	253	(697)	(886)	1,856
REIT taxable income (loss)	(158)	21	(322)	153
REIT taxable income attributed to preferred stock	—	25	—	46
REIT taxable income (loss), attributed to common stock	$(158)	$(4)	$(322)	$107
Weighted average common shares outstanding - basic	526.6	560.3	530.1	554.2
Weighted average common shares outstanding - diluted	526.6	560.3	530.1	555.0
REIT taxable income (loss) per common share - basic	$(0.30)	$(0.01)	$(0.61)	$0.19
REIT taxable income (loss) per common share - diluted	$(0.30)	$(0.01)	$(0.61)	$0.19

Beginning net capital loss carryforward	$89	$426	$—	$394
Increase (decrease) in net capital loss carryforward	52	(426)	141	(394)
Ending net capital loss carryforward	$141	$—	$141	$—
Ending net capital loss carryforward per common share	$0.27	$—	$0.27	$—

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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.9x and 8.5x as of June 30, 2021 and December 31, 2020, respectively. The following table includes a summary of our mortgage borrowings outstanding as of June 30, 2021 and December 31, 2020 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2021		December 31, 2020
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$48,340	64%	$52,366	63%
Debt of consolidated variable interest entities, at fair value	148	—%	177	—%
Total debt	48,488	64%	52,543	63%
Net TBA position, at cost	27,307	36%	31,204	37%
Total mortgage borrowings	$75,795	100%	$83,747	100%
________________________________
1.As of June 30, 2021 and December 31, 2020, 43% and 46%, respectively, of our repurchase agreements were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of June 30, 2021, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of June 30, 2021, our portfolio largely consisted of lower coupon 30 and 15-year TBA securities, which are not subject to monthly principal pay-downs, and higher coupon holdings concentrated in high quality, specified Agency RMBS pools, which have a lower risk of prepayment than similar coupon generic Agency RMBS.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the six months ended June 30, 2021, haircuts remained stable, and, as of June 30, 2021, the weighted average haircut on our repurchase agreements was approximately 4.1% of the value of our collateral, compared to 4.6% as of December 31, 2020.
To mitigate the risk of future margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of June 30, 2021, our unencumbered assets totaled 62% of our tangible net equity, compared to 60% as of December 31, 2020. The majority of our liquidity is held at AGNC, but we also maintain capital and excess liquidity at Bethesda Securities to meet regulatory standards, satisfy counterparty and clearing organization expectations, and for risk management purposes. As of June 30, 2021, we had cash and unencumbered Agency RMBS and U.S. Treasury securities totaling $4.7 billion, or 47% of our tangible equity, which excludes unencumbered CRT securities, non-Agency securities and assets held at Bethesda Securities, compared to $5.4 billion and 51%, respectively, as of December 31, 2020.

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
As of June 30, 2021, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders' equity. As of June 30, 2021, approximately 8% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of June 30, 2021, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2021, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2021, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of June 30, 2021 and December 31, 2020 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2021 and December 31, 2020.

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

Interest Rate Sensitivity [1,2]
	June 30, 2021		December 31, 2020
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.7%	-6.8%	-0.9%	-9.7%
-50 Basis Points	-0.3%	-2.8%	-0.5%	-5.8%
-25 Basis Points	—%	-0.4%	-0.2%	-2.1%
+25 Basis Points	-0.2%	-1.7%	—%	0.4%
+50 Basis Points	-0.5%	-4.9%	-0.1%	-1.1%
+75 Basis Points	-0.9%	-9.2%	-0.4%	-4.0%
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
As of June 30, 2021 and December 31, 2020, our investment securities (excluding TBAs) had a weighted average projected CPR of 11.6% and 17.6%, respectively, and a weighted average yield of 2.42% and 2.33%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	June 30, 2021		December 31, 2020
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	18.3%	2.11%	23.9%	1.99%
-50 Basis Points	15.4%	2.22%	21.9%	2.09%
-25 Basis Points	13.2%	2.32%	19.7%	2.20%
Actual as of Period End	11.6%	2.42%	17.6%	2.33%
+25 Basis Points	10.3%	2.46%	15.9%	2.38%
+50 Basis Points	9.4%	2.51%	14.3%	2.45%
+75 Basis Points	8.7%	2.55%	13.0%	2.51%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2021 and December 31, 2020 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.4 and 4.4 years as of June 30, 2021 and December 31, 2020, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	June 30, 2021		December 31, 2020
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.7%	+27.3%	+2.2%	+23.9%
-25 Basis Points	+1.3%	+13.7%	+1.1%	+11.9%
-10 Basis Points	+0.5%	+5.5%	+0.4%	+4.8%
+10 Basis Points	-0.5%	-5.5%	-0.4%	-4.8%
+25 Basis Points	-1.3%	-13.7%	-1.1%	-11.9%
+50 Basis Points	-2.7%	-27.3%	-2.2%	-23.9%
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
As of June 30, 2021, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of June 30, 2021, our maximum amount at risk with any counterparty related to our repurchase agreements was less than 2% of tangible stockholders' equity and related to our derivative agreements was less than 1% of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
*4.1    Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-Q for the quarter ended March 31, 2020 (File No. 001-34057) filed May 11, 2020.

*4.2    Instruments defining the rights of holders of securities: See Article VI of our Fourth Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057) filed March 11, 2021.
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
*10    Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057) filed July 1, 2021.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	August 5, 2021

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 5, 2021