Form 10-Q
period 2021-09-30
AGNC Investment Corp.
filed 2021-11-05
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2021 was 524,908,382.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2021	December 31, 2020
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $46,741 and $53,698, respectively)	$53,517	$64,836
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	226	295
Credit risk transfer securities, at fair value (including pledged securities of $534 and $455, respectively)	1,072	737
Non-Agency securities, at fair value (including pledged securities of $380 and $458, respectively)	578	546
U.S. Treasury securities, at fair value (including pledged securities of $645 and $0, respectively)	645	—
Cash and cash equivalents	981	1,017
Restricted cash	464	1,307
Derivative assets, at fair value	402	391
Receivable for investment securities sold (including pledged securities of $252 and $207, respectively)	272	210
Receivable under reverse repurchase agreements	9,617	11,748
Goodwill	526	526
Other assets	505	204
Total assets	$68,805	$81,817
Liabilities:
Repurchase agreements	$46,532	$52,366
Debt of consolidated variable interest entities, at fair value	134	177
Payable for investment securities purchased	1,821	6,157
Derivative liabilities, at fair value	178	2
Dividends payable	88	90
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	8,896	11,727
Accounts payable and other liabilities	477	219
Total liabilities	58,126	70,738
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538	1,489	1,489
Common stock - $0.01 par value; 1,500 shares authorized; 524.9 and 539.5 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,747	13,972
Retained deficit	(4,973)	(5,106)
Accumulated other comprehensive income	411	719
Total stockholders' equity	10,679	11,079
Total liabilities and stockholders' equity	$68,805	$81,817
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Interest income:
Interest income	$293	$364	$1,099	$1,284
Interest expense	14	62	60	622
Net interest income	279	302	1,039	662
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(5)	346	7	993
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(141)	(365)	(1,124)	511
Gain (loss) on derivative instruments and other securities, net	101	400	922	(3,139)
Total other gain (loss), net:	(45)	381	(195)	(1,635)
Expenses:
Compensation and benefits	14	13	42	39
Other operating expense	8	8	26	29
Total operating expense	22	21	68	68
Net income (loss)	212	662	776	(1,041)
Dividends on preferred stock	25	25	75	71
Net income (loss) available (attributable) to common stockholders	$187	$637	$701	$(1,112)

Net income (loss)	$212	$662	$776	$(1,041)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	6	70	(308)	737
Comprehensive income (loss)	218	732	468	(304)
Dividends on preferred stock	25	25	75	71
Comprehensive income (loss) available (attributable) to common stockholders	$193	$707	$393	$(375)

Weighted average number of common shares outstanding - basic	526.7	553.2	529.0	553.8
Weighted average number of common shares outstanding - diluted	528.6	554.3	530.8	553.8
Net income (loss) per common share - basic	$0.36	$1.15	$1.33	$(2.01)
Net income (loss) per common share - diluted	$0.35	$1.15	$1.32	$(2.01)
Dividends declared per common share	$0.36	$0.36	$1.08	$1.20
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, June 30, 2020	$1,489	555.5	$6	$14,191	$(6,100)	$764	$10,350
Net income	—	—	—	—	662	—	662
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	70	70
Stock-based compensation, net	—	—	—	5	—	—	5
Repurchase of common stock	—	(10.3)	(1)	(143)	—	—	(144)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(198)	—	(198)
Balance, September 30, 2020	$1,489	545.2	$5	$14,053	$(5,661)	$834	$10,720

Balance, June 30, 2021	$1,489	524.9	$5	$13,741	$(4,972)	$405	$10,668
Net income	—	—	—	—	212	—	212
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	6	6
Stock-based compensation, net	—	—	—	6	—	—	6
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(188)	—	(188)
Balance, September 30, 2021	$1,489	524.9	$5	$13,747	$(4,973)	$411	$10,679

Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(1,041)	—	(1,041)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	737	737
Stock-based compensation, net	—	0.1	—	12	—	—	12
Issuance of preferred stock, net of offering cost	557	—	—	—	—	—	557
Issuance of common stock, net of offering cost	—	26.7	1	438	—	—	439
Repurchase of common stock	—	(22.5)	(1)	(290)	—	—	(291)
Preferred dividends declared	—	—	—	—	(71)	—	(71)
Common dividends declared	—	—	—	—	(663)	—	(663)
Balance, September 30, 2020	$1,489	545.2	$5	$14,053	$(5,661)	$834	$10,720

Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	776	—	776
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(308)	(308)
Stock-based compensation, net	—	0.4	—	14	—	—	14
Repurchase of common stock	—	(15.0)	—	(239)	—	—	(239)
Preferred dividends declared	—	—	—	—	(75)	—	(75)
Common dividends declared	—	—	—	—	(568)	—	(568)
Balance, September 30, 2021	$1,489	524.9	$5	$13,747	$(4,973)	$411	$10,679
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2021	2020
Operating activities:
Net income (loss)	$776	$(1,041)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	231	816
Stock-based compensation, net	14	12
Gain on sale of investment securities, net	(7)	(993)
Unrealized (gain) loss on investment securities measured at fair value through net income, net	1,124	(511)
(Gain) loss on derivative instruments and other securities, net	(922)	3,139
(Increase) decrease in other assets	(33)	104
Decrease in accounts payable and other accrued liabilities	(19)	(189)
Net cash provided by operating activities	1,164	1,337
Investing activities:
Purchases of Agency mortgage-backed securities	(34,575)	(44,753)
Purchases of credit risk transfer and non-Agency securities	(1,405)	(609)
Proceeds from sale of Agency mortgage-backed securities	27,713	68,920
Proceeds from sale of credit risk transfer and non-Agency securities	994	838
Principal collections on Agency mortgage-backed securities	12,167	12,635
Principal collections on credit risk transfer and non-Agency securities	73	115
Payments on U.S. Treasury securities	(18,560)	(22,090)
Proceeds from U.S. Treasury securities	15,261	20,112
Net proceeds from reverse repurchase agreements	2,129	1,590
Net proceeds from (payments on) derivative instruments	918	(2,260)
Net cash provided by investing activities	4,715	34,498
Financing activities:
Proceeds from repurchase arrangements	1,650,800	2,651,280
Payments on repurchase agreements	(1,656,634)	(2,685,896)
Payments on debt of consolidated variable interest entities	(39)	(44)
Net proceeds from preferred stock issuances	—	557
Net proceeds from common stock issuances	—	439
Payments for common stock repurchases	(239)	(291)
Cash dividends paid	(646)	(748)
Net cash used in financing activities	(6,758)	(34,703)
Net change in cash, cash equivalents and restricted cash	(879)	1,132
Cash, cash equivalents and restricted cash at beginning of period	2,324	1,282
Cash, cash equivalents and restricted cash at end of period	$1,445	$2,414
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
Non-Agency RMBS and CMBS (together, "Non-Agency MBS") are backed by residential and commercial mortgage loans, respectively, packaged and securitized by a private institution, such as a commercial bank. Non-Agency MBS typically benefit from credit enhancements derived from structural elements, such as subordination, over-collateralization or insurance, but nonetheless carry a higher level of credit exposure than Agency RMBS.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate ("payer swaps") based on a short-term benchmark rate, such as the Secured Overnight Financing Rate ("SOFR") and Overnight Index Swap Rate ("OIS"). Our interest rate swaps typically have terms from one to 10 years but may extend up to 20 years or more. Our interest rate swaps are centrally cleared through a registered commodities exchange. The clearing exchange requires that we post an "initial margin" amount determined by the exchange, which is generally intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.

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

Note 3. Investment Securities
As of September 30, 2021 and December 31, 2020, our investment portfolio consisted of: $55.4 billion and $66.4 billion investment securities, at fair value, respectively; $28.3 billion and $31.5 billion net TBA securities, at fair value, respectively; and $0.5 billion and zero forward settling non-Agency securities, at fair value, respectively. Our net TBA position and forward settling non-Agency securities are reported at their net carrying value totaling $(171) million and $275 million as of September 30, 2021 and December 31, 2020, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position and forward settling non-Agency securities represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.

As of September 30, 2021 and December 31, 2020, our investment securities had a net unamortized premium balance of $1.9 billion and $2.4 billion, respectively.
The following tables summarize our investment securities as of September 30, 2021 and December 31, 2020, excluding TBA and forward settling securities, (dollars in millions). Details of our TBA and forward settling securities as of each of the respective dates are included in Note 5.

	September 30, 2021		December 31, 2020
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$52,185	$53,395	$61,977	$64,615
Adjustable rate	49	51	69	70
CMO	200	207	289	301
Interest-only and principal-only strips	76	90	105	126
Multifamily	—	—	17	19
Total Agency RMBS	52,510	53,743	62,457	65,131
Non-Agency RMBS	189	197	178	188
CMBS	366	381	333	358
CRT securities	1,047	1,072	733	737
Total investment securities	$54,112	$55,393	$63,701	$66,414

	September 30, 2021
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$6,879	$2,284	$2	$—	$—	$—	$9,165
Unamortized discount	(3)	(1)	—	—	—	—	(4)
Unamortized premium	331	116	—	—	—	—	447
Amortized cost	7,207	2,399	2	—	—	—	9,608
Gross unrealized gains	317	94	—	—	—	—	411
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	7,524	2,493	2	—	—	—	10,019
Securities remeasured at fair value through earnings:
Par value	28,353	13,095	3	195	369	1,043	43,058
Unamortized discount	(14)	(3)	—	(10)	(6)	(9)	(42)
Unamortized premium	1,007	461	—	4	3	13	1,488
Amortized cost	29,346	13,553	3	189	366	1,047	44,504
Gross unrealized gains	707	294	—	9	16	27	1,053
Gross unrealized losses	(122)	(57)	—	(1)	(1)	(2)	(183)
Total securities remeasured at fair value through earnings	29,931	13,790	3	197	381	1,072	45,374
Total securities, at fair value	$37,455	$16,283	$5	$197	$381	$1,072	$55,393
Weighted average coupon as of September 30, 2021	3.16%	3.07%	4.72%	4.18%	3.70%	3.60%	3.15%
Weighted average yield as of September 30, 2021 [1]	2.42%	2.34%	2.56%	13.88%	4.06%	4.01%	2.48%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.7% based on forward rates as of September 30, 2021.

	December 31, 2020
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$9,325	$3,416	$2	$—	$—	$—	$12,743
Unamortized discount	(4)	(1)	—	—	—	—	(5)
Unamortized premium	389	152	—	—	—	—	541
Amortized cost	9,710	3,567	2	—	—	—	13,279
Gross unrealized gains	539	180	—	—	—	—	719
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	10,249	3,747	2	—	—	—	13,998
Securities remeasured at fair value through earnings:
Par value	32,824	14,447	3	187	331	735	48,527
Unamortized discount	(18)	(1)	—	(12)	(3)	(12)	(46)
Unamortized premium	1,314	607	—	4	6	10	1,941
Amortized cost	34,120	15,053	3	179	334	733	50,422
Gross unrealized gains	1,280	683	—	11	28	12	2,014
Gross unrealized losses	(5)	(1)	—	(2)	(4)	(8)	(20)
Total securities remeasured at fair value through earnings	35,395	15,735	3	188	358	737	52,416
Total securities, at fair value	$45,644	$19,482	$5	$188	$358	$737	$66,414
Weighted average coupon as of December 31, 2020	3.30%	3.56%	4.73%	4.28%	4.13%	3.43%	3.39%
Weighted average yield as of December 31, 2020 [1]	2.25%	2.39%	2.46%	4.33%	4.29%	3.71%	2.33%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 17.6% based on forward rates as of December 31, 2020.
As of September 30, 2021 and December 31, 2020, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	September 30, 2021			December 31, 2020
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$—	$21	$—	$—	$35
AA	—	22	118	—	20	190
A	—	33	35	—	32	28
BBB	32	76	83	28	83	55
BB	263	42	83	167	36	43
B	351	9	27	304	6	7
Not Rated	426	15	14	238	11	—
Total	$1,072	$197	$381	$737	$188	$358
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of September 30, 2021 and December 31, 2020, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 10.7% and 17.6%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2021 and December 31, 2020 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2021				December 31, 2020
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$1,457	$1,414	3.51%	4.28%	$3,642	$3,569	3.56%	2.15%
> 3 years and ≤ 5 years	8,766	8,426	3.90%	2.76%	47,740	45,578	3.54%	2.42%
> 5 years and ≤10 years	42,927	42,029	3.02%	2.38%	15,019	14,541	2.87%	2.08%
> 10 years	2,243	2,243	2.51%	2.11%	13	13	5.56%	3.59%
Total	$55,393	$54,112	3.15%	2.48%	$66,414	$63,701	3.39%	2.33%
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2021 and 2020 by investment classification of accounting (in millions):

	Three Months Ended September 30,
	2021			2020
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(309)	$(9,285)	$(9,594)	$—	$(13,430)	$(13,430)
Proceeds from investment securities sold [1]	313	9,276	9,589	—	13,776	13,776
Net gain (loss) on sale of investment securities	$4	$(9)	$(5)	$—	$346	$346

Gross gain on sale of investment securities	$4	$63	$67	$—	$354	$354
Gross loss on sale of investment securities	—	(72)	(72)	—	(8)	(8)
Net gain (loss) on sale of investment securities	$4	$(9)	$(5)	$—	$346	$346

	Nine Months Ended September 30,
	2021			2020
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(4,953)	$(23,808)	$(28,761)	$(1,433)	$(67,342)	$(68,775)
Proceeds from investment securities sold [1]	4,989	23,779	28,768	1,473	68,295	69,768
Net gain (loss) on sale of investment securities	$36	$(29)	$7	$40	$953	$993

Gross gain on sale of investment securities	$36	$160	$196	$40	$1,050	$1,090
Gross loss on sale of investment securities	—	(189)	(189)	—	(97)	(97)
Net gain (loss) on sale of investment securities	$36	$(29)	$7	$40	$953	$993
  ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2021, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of September 30, 2021 and December 31, 2020, we had $46.5 billion and $52.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021			December 31, 2020
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$20,997	0.10%	16	$29,505	0.22%	12
> 1 to ≤ 3 months	11,652	0.13%	63	13,434	0.27%	57
> 3 to ≤ 6 months	9,470	0.14%	126	7,317	0.28%	142
> 6 to ≤ 9 months	1,875	0.14%	196	660	0.24%	208
> 9 to ≤ 12 months	1,595	0.15%	351	1,450	0.15%	354
Total Agency repo	45,589	0.12%	70	52,366	0.24%	54
U.S. Treasury repo:
> 1 day to ≤ 1 month	943	0.07%	3	—	—%	—
Total	$46,532	0.12%	69	$52,366	0.24%	54
As of September 30, 2021 and December 31, 2020, $3.7 billion and $11.2 billion, respectively, of our repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of September 30, 2021, we had $2.5 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 1 day and a weighted average interest rate of 0.06%. As of December 31, 2020, we had $2.9 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 0.12%. As of September 30, 2021 and December 31, 2020, 43% and 47%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 42% and 46% of our repurchase agreement funding outstanding as of September 30, 2021 and December 31, 2020, respectively.
During the nine months ended September 30, 2020, we terminated $3.7 billion of repurchase agreements with a weighted average interest rate of 2.11% and a weighted average remaining maturity of 2.2 years. The terminated agreements were replaced with shorter duration repurchase agreements at lower prevailing market rates. We recognized losses on debt extinguishment of $146 million in other gain (loss), net for the nine months ended September 30, 2020 associated with the terminated repurchase agreements. We did not terminate any repurchase agreements during the current year periods.
Reverse Repurchase Agreements
As of September 30, 2021 and December 31, 2020, we had $9.6 billion and $11.7 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $8.9 billion and $11.7 billion, respectively. As of September 30, 2021 and December 31, 2020, $2.5 billion and $3.6 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2021 and December 31, 2020 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2021	December 31, 2020
Swaptions	Derivative assets, at fair value	$374	$116
TBA and forward settling non-Agency securities	Derivative assets, at fair value	7	275
U.S. Treasury futures - short	Derivative assets, at fair value	21	—
Total derivative assets, at fair value		$402	$391

TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(178)	—
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(2)
Total derivative liabilities, at fair value		$(178)	$(2)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$645	$—
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(8,896)	(11,727)
Total U.S. Treasury securities, net at fair value		$(8,251)	$(11,727)

The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021				December 31, 2020
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$22,500	0.10%	0.05%	2.3	$8,750	0.04%	0.08%	2.4
> 3 to ≤ 5 years	15,300	0.16%	0.05%	4.2	17,000	0.10%	0.08%	4.1
> 5 to ≤ 7 years	6,800	0.29%	0.05%	6.0	9,800	0.21%	0.08%	5.8
> 7 to ≤ 10 years	3,650	0.33%	0.05%	8.4	6,200	0.28%	0.07%	8.5
> 10 years	1,475	0.47%	0.05%	13.4	1,475	0.47%	0.07%	14.2
Total	$49,725	0.17%	0.05%	4.2	$43,225	0.15%	0.08%	5.1

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	September 30, 2021	December 31, 2020
SOFR	74%	71%
OIS	26%	29%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
September 30, 2021
≤ 1 year	$85	$53	6	$3,200	1.80%	8.3
> 1 year ≤ 2 years	104	156	19	4,500	1.62%	10.0
> 2 year ≤ 3 years	135	165	30	5,250	2.13%	10.0
Total	$324	$374	20	$12,950	1.87%	9.6

December 31, 2020
≤ 1 year	$123	$15	5	$5,900	2.17%	9.2
> 1 year ≤ 2 years	41	33	20	2,000	1.38%	10.0
> 2 year ≤ 3 years	65	60	33	2,250	1.40%	10.0
> 3 year ≤ 4 years	8	8	40	250	1.43%	10.0
Total	$237	$116	15	$10,400	1.84%	9.5
________________________________
1.As of September 30, 2021 and December 31, 2020, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of September 30, 2021, 95% and 5% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively. As of December 31, 2020, 67% and 33% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively.

U.S. Treasury Securities	September 30, 2021			December 31, 2020
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$(171)	$(165)	$(162)	$(425)	$(425)	$(425)
7 years	(733)	(730)	(706)	(1,083)	(1,081)	(1,089)
10 years	(7,285)	(7,281)	(7,383)	(9,780)	(9,862)	(10,213)
Total U.S. Treasury securities	$(8,189)	$(8,176)	$(8,251)	$(11,288)	$(11,368)	$(11,727)
________________________________
1.As of September 30, 2021 and December 31, 2020, short U.S. Treasury securities had a weighted average yield of 1.46% and 1.20%, respectively, and long U.S. Treasury securities totaling $645 million, at fair value, had a weighted average yield of 0.56% as of September 30, 2021.

U.S. Treasury Futures	September 30, 2021				December 31, 2020
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,500)	$(1,995)	$(1,974)	$21	$(1,000)	$(1,379)	$(1,381)	$(2)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2021				December 31, 2020
TBA Securities by Coupon [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.0%	$1,982	$2,025	$2,016	(9)	$6,540	$6,708	$6,771	$63
2.5%	—	—	—	—	200	208	209	1
Total 15-Year TBA securities	1,982	2,025	2,016	(9)	6,740	6,916	6,980	64
30-Year TBA securities:
≤ 2.0%	5,774	5,852	5,776	(76)	19,805	20,314	20,480	166
2.5%	16,875	17,440	17,353	(87)	3,167	3,291	3,335	44
3.0%	2,417	2,524	2,525	1	528	552	553	1
3.5%	581	616	615	(1)	124	131	131	—
Total 30-Year TBA securities, net	25,647	26,432	26,269	(163)	23,624	24,288	24,499	211
Total TBA securities, net	$27,629	$28,457	$28,285	$(172)	$30,364	$31,204	$31,479	$275
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
2.Table excludes forward settling non-Agency securities totaling $0.5 billion market value and $1 million net carrying value as of September 30, 2021.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2021 and 2020 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2021:
TBA securities, net	$26,567	86,363	(85,301)	$27,629	$30
Forward settling non-Agency securities	$300	750	(600)	$450	3
Interest rate swaps - payer	$49,725	500	(500)	$49,725	57
Payer swaptions	$11,450	3,000	(1,500)	$12,950	28
U.S. Treasury securities - short position	$(10,893)	(1,443)	3,498	$(8,838)	(11)
U.S. Treasury securities - long position	$397	4,098	(3,846)	$649	(8)
U.S. Treasury futures contracts - short position	$(1,500)	(1,500)	1,500	$(1,500)	5
					$104
Three months ended September 30, 2020:
TBA securities, net	$19,760	80,599	(71,838)	$28,521	$283
Interest rate swaps - payer	$42,075	24,975	(24,075)	$42,975	140
Payer swaptions	$9,350	—	(2,450)	$6,900	(1)
U.S. Treasury securities - short position	$(7,247)	(2,735)	2,255	$(7,727)	(15)
U.S. Treasury securities - long position	$1,132	—	(1,132)	$—	1
U.S. Treasury futures contracts - short position	$(1,000)	(1,000)	1,000	$(1,000)	(5)
					$403

Nine months ended September 30, 2021:
TBA securities, net	$30,364	273,947	(276,682)	$27,629	$(500)
Forward settling non-Agency securities	$—	1,050	(600)	$450	3
Interest rate swaps - payer	$43,225	7,500	(1,000)	$49,725	781
Payer swaptions	$10,400	7,250	(4,700)	$12,950	102
U.S. Treasury securities - short position	$(11,287)	(9,289)	11,738	$(8,838)	463
U.S. Treasury securities - long position	$—	6,749	(6,100)	$649	(19)
U.S. Treasury futures contracts - short position	$(1,000)	(4,500)	4,000	$(1,500)	37
					$867
Nine months ended September 30, 2020:
TBA securities, net	$7,322	193,535	(172,336)	$28,521	$1,196
Interest rate swaps - payer	$79,075	100,700	(136,800)	$42,975	(3,034)
Payer swaptions	$8,850	2,000	(3,950)	$6,900	(149)
U.S. Treasury securities - short position	$(9,224)	(12,967)	14,464	$(7,727)	(1,012)
U.S. Treasury securities - long position	$95	7,011	(7,106)	$—	102
U.S. Treasury futures contracts - short position	$(1,000)	(3,000)	3,000	$(1,000)	(117)
					$(3,014)
________________________________
1.Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Amounts for the nine months ended September 30, 2020 exclude $146 million of losses on debt extinguishment (see Note 4).

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
As of September 30, 2021, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of September 30, 2021, approximately 7% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2021 and December 31, 2020 (in millions):

	September 30, 2021
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$46,144	$226	$448	$491	$47,309
CRT - fair value	534	—	—	—	534
Non-Agency - fair value	380	—	—	—	380
U.S. Treasury securities - fair value	917	—	—	286	1,203
Accrued interest on pledged securities	117	1	1	1	120
Restricted cash	18	—	446	—	464
Total	$48,110	$227	$895	$778	$50,010

	December 31, 2020
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements	Brokerage and Clearing Agreements [3]	Total
Agency RMBS - fair value	$53,401	$295	$365	$258	$54,319
CRT - fair value	455	—	—	—	455
Non-Agency - fair value	458	—	—	—	458
Accrued interest on pledged securities	147	1	1	1	150
Restricted cash	417	—	890	—	1,307
Total	$54,878	$296	$1,256	$259	$56,689
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $89 million and $119 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2021 and December 31, 2020, respectively.
3.Includes margin for TBAs cleared through prime brokers and other clearing deposits.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2021 and December 31, 2020 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	September 30, 2021			December 31, 2020
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$21,772	$21,202	$54	$29,674	$28,208	$82
> 30 and ≤ 60 days	5,933	5,745	15	8,438	8,013	23
> 60 and ≤ 90 days	7,503	7,258	20	5,782	5,495	16
> 90 days	12,496	12,313	28	10,420	10,068	26
Total	$47,704	$46,518	$117	$54,314	$51,784	$147
________________________________
1.Includes $89 million and $119 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2021 and December 31, 2020, respectively.
2.Excludes $0.6 billion of repledged U.S. Treasury securities received as collateral from counterparties as of September 30, 2021.
Assets Pledged from Counterparties
As of September 30, 2021 and December 31, 2020, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2021				December 31, 2020
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$9,520	$—	$32	$9,552	$11,727	$—	$13	$11,740
Cash	—	380	—	380	—	107	3	110
Total	$9,520	$380	$32	$9,932	$11,727	$107	$16	$11,850
________________________________
1.As of September 30, 2021, $0.6 billion of U.S. Treasury securities received from counterparties were repledged as collateral. As of September 30, 2021 and December 31, 2020, $8.9 billion and $11.7 billion, respectively, of U.S. Treasury securities received from counterparties were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2021 and December 31, 2020 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2021
Interest rate swap and swaption agreements, at fair value [1]	$374	$—	$374	$—	$(372)	$2
TBA and forward settling non-Agency securities, at fair value	7	—	7	(7)	—	—
Receivable under reverse repurchase agreements	9,617	—	9,617	(6,625)	(2,992)	—
Total	$9,998	$—	$9,998	$(6,632)	$(3,364)	$2

December 31, 2020
Interest rate swap and swaption agreements, at fair value [1]	$116	$—	$116	$—	$(105)	$11
TBA securities, at fair value	275	—	275	—	—	275
Receivable under reverse repurchase agreements	11,748	—	11,748	(6,522)	(5,223)	3
Total	$12,139	$—	$12,139	$(6,522)	$(5,328)	$289

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2021
TBA and forward settling non-Agency securities, at fair value	$178	$—	$178	$(7)	$(171)	$—
Repurchase agreements	46,532	—	46,532	(6,625)	(39,907)	—
Total	$46,710	$—	$46,710	$(6,632)	$(40,078)	$—

December 31, 2020
Repurchase agreements	$52,366	$—	$52,366	$(6,522)	$(45,844)	$—
Total	$52,366	$—	$52,366	$(6,522)	$(45,844)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2021 and December 31, 2020, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	September 30, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$53,517	$—	$—	$64,836	$—
Agency securities transferred to consolidated VIEs	—	226	—	—	295	—
Credit risk transfer securities	—	1,072	—	—	737	—
Non-Agency securities	—	578	—	—	546	—
U.S. Treasury securities	645	—	—	—	—	—
Swaptions	—	374	—	—	116	—
TBA and forward settling securities	—	7	—	—	275	—
U.S. Treasury futures	21	—	—	—	—	—
Total	$666	$55,774	$—	$—	$66,805	$—
Liabilities:
Debt of consolidated VIEs	$—	$134	$—	$—	$177	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	8,896	—	—	11,727	—	—
TBA and forward settling securities	—	178	—	—	—	—
U.S. Treasury futures	—	—	—	2	—	—
Total	$8,896	$312	$—	$11,729	$177	$—
Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of September 30, 2021 and December 31, 2020, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of September 30, 2021 and December 31, 2020 due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Weighted average number of common shares issued and outstanding	524.9	552.1	527.4	552.9
Weighted average number of fully vested restricted stock units outstanding	1.8	1.1	1.6	0.9
Weighted average number of common shares outstanding - basic	526.7	553.2	529.0	553.8
Weighted average number of dilutive unvested restricted stock units outstanding	1.9	1.1	1.8	—
Weighted average number of common shares outstanding - diluted	528.6	554.3	530.8	553.8
Net income (loss) available (attributable) to common stockholders	$187	$637	$701	$(1,112)
Net income (loss) per common share - basic	$0.36	$1.15	$1.33	$(2.01)
Net income (loss) per common share - diluted	$0.35	$1.15	$1.32	$(2.01)
For the nine months ended September 30, 2020 1.0 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2021 and December 31, 2020, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). As of September 30, 2021 and December 31, 2020, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share (or $25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of September 30, 2021 (dollars and shares in millions):

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

At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. As of September 30, 2021, shares of our common stock with an aggregate offering price of $1.25 billion remained authorized for issuance under this program through June 11, 2024. We did not issue shares under the program during the nine months ended September 30, 2021.
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three months ended March 31, 2021, we repurchased 15.0 million shares, or $239 million, of our common stock for an average repurchase price of $16.00 per common share, inclusive of transaction costs and including amounts repurchased in December 2020 that settled in January 2021. During the six months ended September 30, 2021, we did not repurchase shares of our common stock. As of September 30, 2021, shares of our common stock with an aggregate repurchase price of $684 million remained authorized for repurchase through December 31, 2021. (See Note 10. Subsequent Events for additional information regarding our stock repurchase plan.)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2021	2020	2021	2020
Beginning Balance	$405	$764	$719	$97
OCI before reclassifications	10	70	(272)	777
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	(4)	—	(36)	(40)
Ending Balance	$411	$834	$411	$834

Note 10. Subsequent Events
Common Stock Repurchase Program
On October 21, 2021 our Board of Directors terminated our existing stock repurchase plan (see Note 9) that was due to expire on December 31, 2021 and replaced it with a new plan authorizing us to repurchase up to $1 billion of common stock through December 31, 2022. Under the new plan, we may repurchase shares in the open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Our stock repurchase program may be limited or terminated at any time without prior notice. We intend to repurchase shares under the stock repurchase program only when the repurchase price is less than our then-current estimate of tangible net book value per common share.
Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2021. Our MD&A is presented in six sections:
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

Trends and Recent Market Impacts
In the third quarter, several positive developments benefited the Agency RMBS market. First, the Federal Reserve (the “Fed”) communicated a potential timeline for the reduction of its asset purchases that was largely in line with market expectations and, as result, did not precipitate material mortgage spread widening or interest rate volatility. The interest rate and prepayment landscape also improved, with intermediate and longer-term rates increasing late in the quarter. Primary mortgage rates also ended the quarter well above their intra-year low, which should lead to a more benign prepayment environment. Collectively, these favorable developments contributed to our stable tangible net book value and 2.3% economic return for the quarter, which consisted of a $0.02 increase in our tangible net book value per common share and $0.36 of dividends per common share for the quarter. Notably, despite significant interest rate volatility and elevated prepayment speeds in the first half of the year, AGNC’s year-to-date economic return totaled 4.7% through the third quarter.
In November, the Fed announced that it will begin tapering Agency RMBS purchases at the pace of $5 billion per month over an estimated eight-month period but may adjust the pace consistent with changes in its economic outlook. Importantly, when tapering is complete, it is expected that the Fed will continue to purchase significant amounts of Agency RMBS as it reinvests paydowns on its existing portfolio. As a result, we do not expect significant Agency RMBS spread widening during the Fed taper cycle, though some spread volatility could occur.
Despite the Fed providing clarity regarding its tapering plan, broader macroeconomic uncertainty remains. Inflation measures remain elevated, and supply chain shortages and disruptions have become more widespread. Further, the employment outlook appears poised for strong growth and could put upward pressure on wages. Collectively, uncertainty surrounding these inflationary pressures reduces the predictability as to when and how significantly the Fed will increase short-term interest rates, creating the potential for increased interest rate volatility. As a result, we favor operating with a more conservative risk profile in the current environment.
As of September 30, 2021, our “at-risk” leverage ratio declined to 7.5x tangible equity, from 7.9x as of June 30, 2021. Our interest rate hedge portfolio totaled $72.9 billion, or 98% of our mortgage borrowings, compared to $74 billion and 97%, respectively, as of June 30, 2021. Our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of our interest rate hedges, was largely unchanged during the third quarter at 0.4 years as of September 30, 2021, compared to 0.3 years as of June 30, 2021.
Our investment portfolio totaled $84.1 billion as of September 30, 2021, a decline of $3.4 billion from $87.5 billion as of June 30, 2021, and consisted of $53.7 billion Agency RMBS, $28.3 billion TBA securities and $2.1 billion CRT and non-Agency securities, including forward setting non-Agency securities. As of September 30, 2021, our portfolio remained positioned for a range of interest rate scenarios, with our Agency portfolio comprised roughly of 60% lower coupon generic securities and 40% higher coupon specified pools. Our forecasted life CPRs decreased during the quarter to 10.7% as of September 30, 2021, from 11.6% as of June 30, 2021, due to the combination of moderate changes in portfolio composition and higher interest rates. Our actual prepayment rate for the third quarter also trended lower to 22.5% from 25.7% for the prior quarter.
Net spread and dollar roll income, excluding “catch-up” premium amortization as a result of changes in projected CPRs for securities acquired in prior quarters, a non-GAAP measure, was $0.75 per diluted common share for the third quarter, and was largely unchanged from the first two quarters of the year as favorable short-term funding, attractive TBA dollar roll opportunities and stable hedge costs continued to offset our smaller asset base. (Please refer to Results of Operations for further information regarding non-GAAP measures).
As of September 30, 2021, our unencumbered cash and Agency MBS increased to $5.2 billion, or 51% of our tangible equity, which excludes unencumbered credit assets and assets held at our captive broker-dealer subsidiary, compared to $4.7 billion and 47%, respectively, as of June 30, 2021. Looking ahead, we believe our current positioning and strong liquidity position offers us flexibility to increase leverage to take advantage of favorable investment opportunities as they arise.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021	Sept. 30, 2021 vs June 30, 2021		Sept. 30, 2021 vs Dec. 31, 2020
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.25%	0.25%	0.25%	0.25%	0.25%	—	bps	—	bps
SOFR:
SOFR Rate	0.08%	0.07%	0.01%	0.05%	0.05%	—	bps	-2	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	0.03%	0.06%	0.12%	0.19%	0.24%	+5	bps	+18	bps
5-Year Swap	0.13%	0.24%	0.82%	0.75%	0.83%	+8	bps	+59	bps
10-Year Swap	0.47%	0.71%	1.52%	1.19%	1.26%	+7	bps	+55	bps
30-Year Swap	0.86%	1.15%	1.92%	1.50%	1.52%	+2	bps	+37	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.13%	0.12%	0.16%	0.25%	0.28%	+3	bps	+16	bps
5-Year U.S. Treasury	0.28%	0.36%	0.94%	0.89%	0.97%	+8	bps	+61	bps
10-Year U.S. Treasury	0.69%	0.92%	1.74%	1.47%	1.49%	+2	bps	+57	bps
30-Year U.S. Treasury	1.46%	1.65%	2.41%	2.09%	2.05%	-4	bps	+40	bps
30-Year Fixed Rate Agency Price:
2.0%	$103.39	$103.88	$99.70	$101.09	$100.21	-$0.88		-$3.67
2.5%	$104.90	$105.41	$102.55	$103.48	$103.04	-$0.44		-$2.37
3.0%	$104.75	$104.77	$104.13	$104.27	$104.61	+$0.34		-$0.16
3.5%	$105.40	$105.66	$105.63	$105.28	$105.80	+$0.52		+$0.14
4.0%	$106.64	$106.78	$107.31	$106.53	$107.13	+$0.60		+$0.35
4.5%	$108.16	$108.39	$108.91	$107.66	$108.13	+$0.47		-$0.26
15-Year Fixed Rate Agency Price:
1.5%	$102.31	$102.89	$100.40	$101.23	$100.95	-$0.28		-$1.94
2.0%	$103.95	$104.55	$102.61	$103.19	$102.96	-$0.23		-$1.59
2.5%	$104.44	$104.30	$104.06	$104.29	$104.16	-$0.13		-$0.14
3.0%	$104.94	$104.97	$105.59	$105.05	$105.14	+$0.09		+$0.17
3.5%	$105.81	$106.03	$106.69	$106.83	$106.56	-$0.27		+$0.53
4.0%	$106.15	$106.28	$106.34	$106.19	$106.06	-$0.13		-$0.22
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest and LIBOR rates were obtained from Bloomberg.

The following table summarizes mortgage rates and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Sept. 30, 2020	Dec. 31, 2020	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021	Sept. 30, 2021 vs June 30, 2021		Sept. 30, 2021 vs Dec. 31, 2020
Mortgage Rate: [1]
30 Year Mortgage Rate	3.08%	2.87%	3.27%	3.13%	3.18%	+5	bps	+31	bps
30 Year Agency Current Coupon	1.40%	1.34%	2.04%	1.83%	1.97%	+14	bps	+63	bps
30 Year Primary to Secondary Spread	1.68%	1.53%	1.23%	1.30%	1.21%	-9	bps	-32	bps
Credit Spread (in bps): [2]
CRT M2	302	216	235	179	171	-8		-45
CMBS AAA	86	66	69	65	66	+1		—
CDX IG	59	50	54	48	53	+5		+3
________________________________

1. 30 Year Mortgage rates are sourced from Bloomberg; 30 Year Current Coupon rates represent current coupon rates for new production Agency RMBS sourced from Bloomberg; and the 30 Year Primary to Secondary Spreads represent the 30 Year Mortgage Rate and 30 Year Agency Current Coupon rate spread differential as of each date.
2.CRT and CMBS spreads are averages of JP Morgan, Bank of America and Wells Fargo. CRT spreads are discount margins. CMBS spreads are spreads to the swap curve. CDX spreads are sourced from JP Morgan.

FINANCIAL CONDITION
As of September 30, 2021 and December 31, 2020, our investment portfolio totaled $84.1 billion and $97.9 billion, respectively, consisting of: $55.4 billion and $66.4 billion investment securities, at fair value, respectively; $28.3 billion and $31.5 billion net TBA securities, at fair value, respectively; and $0.5 billion and zero forward settling non-Agency securities, at fair value, respectively. The following table is a summary of our investment portfolio as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021				December 31, 2020
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$2,975	$3,091	3.19%	4%	$9,256	$9,482	2.48%	10%
15-year TBA securities, net [1]	2,025	2,016	1.73%	2%	6,916	6,980	1.74%	7%
Total ≤ 15-year	5,000	5,107	2.60%	6%	16,172	16,462	2.16%	17%
20-year RMBS	2,092	2,102	2.52%	2%	2,409	2,470	2.58%	3%
30-year:
30-year RMBS	47,118	48,202	3.13%	57%	50,312	52,663	3.55%	54%
30-year TBA securities, net [1]	26,432	26,269	2.46%	31%	24,288	24,499	2.05%	25%
Total 30-year	73,550	74,471	2.89%	89%	74,600	77,162	3.06%	79%
Total fixed rate Agency RMBS and TBA securities	80,642	81,680	2.86%	97%	93,181	96,094	2.89%	98%
Adjustable rate Agency RMBS	49	51	2.27%	—%	69	70	2.35%	—%
Multifamily	—	—	—%	—%	17	19	3.31%	—%
CMO Agency RMBS:
CMO	200	207	3.14%	—%	289	301	3.30%	1%
Interest-only strips	34	43	5.61%	—%	45	59	5.57%	—%
Principal-only strips	42	47	—%	—%	60	67	—%	—%
Total CMO Agency RMBS	276	297	4.09%	—%	394	427	4.10%	1%
Total Agency RMBS and TBA securities	80,967	82,028	2.87%	97%	93,661	96,610	2.90%	99%
Non-Agency RMBS [2]	644	653	3.01%	1%	178	188	4.28%	—%
CMBS	366	381	3.70%	—%	333	358	4.13%	—%
CRT	1,047	1,072	3.60%	1%	733	737	3.43%	1%
Total investment portfolio	$83,024	$84,134	2.86%	100%	$94,905	$97,893	2.91%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q.
2.Includes $0.5 billion of forward settling non-Agency securities.
TBA and forward settling securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2021 and December 31, 2020, our TBA position and forward settling securities had a net carrying value of $(171) million and $275 million, respectively, reported in derivative assets /(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract or forward purchase agreement and the price to be paid or received for the underlying security.
As of September 30, 2021 and December 31, 2020, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 2.48% and 2.33%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of September 30, 2021 and December 31, 2020 (dollars in millions):

	September 30, 2021
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
1.5%	$1,185	$1,200	$1,194	—%	102.3%	2.33%	0.93%	11	13%
2.0%	996	1,030	1,024	6%	102.8%	2.69%	1.34%	10	10%
2.5%	330	348	347	100%	105.5%	3.03%	1.20%	24	12%
3.0%	915	929	971	95%	101.6%	3.55%	2.45%	53	15%
3.5%	950	970	1,023	100%	102.1%	4.03%	2.74%	49	17%
≥ 4.0%	508	523	548	92%	103.0%	4.61%	2.89%	47	18%
Total ≤ 15-year	4,884	5,000	5,107	56%	102.5%	3.76%	2.38%	44	16%
20-year:
2.0%	1,108	1,141	1,127	—%	103.0%	2.86%	1.44%	11	10%
2.5%	472	492	488	—%	104.3%	3.28%	1.53%	15	13%
3.0%	38	39	40	98%	103.4%	3.78%	2.18%	26	14%
3.5%	181	184	196	81%	101.8%	4.05%	2.95%	98	13%
≥ 4.0%	227	236	251	96%	104.1%	4.74%	3.09%	58	16%
Total 20-year:	2,026	2,092	2,102	21%	103.3%	3.29%	1.79%	25	12%
30-year:
2.0%	16,909	17,068	16,946	2%	100.7%	2.87%	1.90%	5	6%
2.5%	26,543	27,532	27,367	9%	104.4%	3.26%	1.92%	4	7%
3.0%	3,613	3,740	3,798	13%	101.6%	3.62%	2.73%	60	10%
3.5%	9,162	9,585	9,970	87%	104.5%	4.05%	2.61%	79	11%
4.0%	9,730	10,238	10,719	92%	105.2%	4.51%	2.85%	62	14%
≥ 4.5%	5,079	5,387	5,671	97%	106.1%	5.02%	3.12%	50	15%
Total 30-year	71,036	73,550	74,471	37%	103.8%	3.80%	2.41%	38	10%
Total fixed rate	$77,946	$80,642	$81,680	38%	103.7%	3.78%	2.38%	38	11%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of September 30, 2021, lower balance specified pools had a weighted average original loan balance of $119,000 and $115,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 127% and 138% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of September 30, 2021.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of September 30, 2021 and December 31, 2020, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2021 and December 31, 2020 and condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2021 and 2020 (in millions, except per share amounts):

	September 30,	December 31,
Balance Sheet Data	2021	2020
	(Unaudited)
Investment securities, at fair value	$55,393	$66,414
Total assets	$68,805	$81,817
Repurchase agreements and other debt	$46,666	$52,543
Total liabilities	$58,126	$70,738
Total stockholders' equity	$10,679	$11,079
Net book value per common share [1]	$17.41	$17.68
Tangible net book value per common share [2]	$16.41	$16.71

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (Unaudited)	2021	2020	2021	2020
Interest income	$293	$364	$1,099	$1,284
Interest expense	14	62	60	622
Net interest income	279	302	1,039	662
Other gain (loss), net	(45)	381	(195)	(1,635)
Operating expenses	22	21	68	68
Net income (loss)	212	662	776	(1,041)
Dividends on preferred stock	25	25	75	71
Net income (loss) available (attributable) to common stockholders	$187	$637	$701	$(1,112)

Net income (loss)	$212	$662	$776	$(1,041)
Other comprehensive income (loss), net	6	70	(308)	737
Comprehensive income (loss)	218	732	468	(304)
Dividends on preferred stock	25	25	75	71
Comprehensive income (loss) available (attributable) to common stockholders	$193	$707	$393	$(375)

Weighted average number of common shares outstanding - basic	526.7	553.2	529.0	553.8
Weighted average number of common shares outstanding - diluted	528.6	554.3	530.8	553.8
Net income (loss) per common share - basic	$0.36	$1.15	$1.33	$(2.01)
Net income (loss) per common share - diluted	$0.35	$1.15	$1.32	$(2.01)
Comprehensive income (loss) per common share - basic	$0.37	$1.28	$0.74	$(0.68)
Comprehensive income (loss) per common share - diluted	$0.37	$1.28	$0.74	$(0.68)
Dividends declared per common share	$0.36	$0.36	$1.08	$1.20

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2021	2020	2021	2020
Average investment securities - at par	$49,077	$61,398	$53,655	$75,108
Average investment securities - at cost	$50,866	$63,893	$55,579	$77,783
Average net TBA portfolio - at cost	$30,312	$27,785	$30,132	$17,017
Average total assets - at fair value	$68,472	$80,058	$74,952	$93,541
Average repurchase agreements and other debt outstanding [3]	$45,847	$61,008	$50,909	$74,649
Average stockholders' equity [4]	$10,638	$10,527	$11,018	$10,595
Average tangible net book value "at risk" leverage [5]	7.5:1	8.9:1	7.7:1	9.1:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.5:1	8.8:1	7.5:1	8.8:1
Economic return on tangible common equity - unannualized [7]	2.3%	8.8%	4.7%	(3.3)%
Expenses % of average total assets - annualized	0.13%	0.10%	0.12%	0.10%
Expenses % of average assets, including average net TBA position - annualized	0.09%	0.08%	0.09%	0.08%
Expenses % of average stockholders' equity - annualized	0.83%	0.80%	0.82%	0.86%
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

Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2021 and 2020, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$399	3.25%	$573	3.73%	$1,330	3.31%	$2,100	3.72%
Net premium amortization benefit (cost)	(106)	(0.95)%	(209)	(1.45)%	(231)	(0.67)%	(816)	(1.52)%
Interest income (GAAP measure)	293	2.30%	364	2.28%	1,099	2.64%	1,284	2.20%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	2	0.02%	50	0.31%	(140)	(0.34)%	350	0.60%
Interest income, excluding "catch-up" premium amortization	295	2.32%	414	2.59%	959	2.30%	1,634	2.80%
TBA dollar roll income - implied interest income [1,2]	142	1.88%	114	1.64%	397	1.75%	236	1.86%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$437	2.16%	$528	2.30%	$1,356	2.11%	$1,870	2.63%

Weighted average actual portfolio CPR for investment securities held during the period	22.5%		24.3%		24.5%		18.0%
Weighted average projected CPR for the remaining life of investment securities held as of period end	10.7%		15.9%		10.7%		15.9%
30-year fixed rate mortgage rate as of period end [4]	3.18%		3.08%		3.18%		3.08%
10-year U.S. Treasury rate as of period end	1.49%		0.69%		1.49%		0.69%
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
4.Source: Bloomberg
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield (actual and implied) on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2021 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended September 30, 2021 vs. September 30, 2020
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Three months ended:
Interest Income (GAAP measure)	$(71)	$(74)	$3
Estimated "catch-up" premium amortization due to change in CPR forecast	(48)	—	(48)
Interest income, excluding "catch-up" premium amortization	(119)	(74)	(45)
TBA dollar roll income - implied interest income	28	10	18
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(91)	$(64)	$(27)

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(185)	$(367)	$182
Estimated "catch-up" premium amortization due to change in CPR forecast	(490)	—	(490)
Interest income, excluding "catch-up" premium amortization	(675)	(367)	(308)
TBA dollar roll income - implied interest income	161	182	(21)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(514)	$(185)	$(329)
Our average investment portfolio, inclusive of TBAs (at cost), decreased 11% and 10% for the three and nine months ended September 30, 2021, respectively, compared to the prior year period, primarily due to lower operating leverage and a decline in our average stockholders' equity. The decrease in the average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, of 14 basis points and 52 basis points for the three and nine months ended September 30, 2021, respectively, was largely due to changes in asset composition and lower prevailing yields on new asset purchases.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2021	$45,847	$49,021	$45,723	$30,312	$28,912	7.5:1	7.5:1
June 30, 2021	$52,374	$60,186	$48,488	$28,082	$27,611	7.6:1	7.9:1
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
December 31, 2020	$53,645	$55,249	$52,543	$33,753	$31,204	8.4:1	8.5:1
September 30, 2020	$61,008	$69,628	$54,558	$27,785	$29,460	8.9:1	8.8:1
June 30, 2020	$69,552	$72,399	$69,370	$15,662	$20,413	8.8:1	9.2:1
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
________________________________
1.Other debt includes debt of consolidated VIEs. Amounts exclude U.S. Treasury repo agreements.
2.Daily average and ending net TBA position outstanding measured at cost. Includes forward settling non-Agency securities.

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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2021 and 2020 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost:

	Three Months Ended September 30,				Nine Months Ended September 30,
	2021		2020		2021		2020
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$14	0.12%	$62	0.40%	$60	0.16%	$622	1.09%
TBA dollar roll income - implied interest expense (benefit) [2,3]	(33)	(0.42)%	(41)	(0.58)%	(94)	(0.41)%	(13)	(0.10)%
Economic interest expense (benefit) - before interest rate swap periodic cost, net [4]	(19)	(0.10)%	21	0.09%	(34)	(0.05)%	609	0.87%
Interest rate swap periodic cost [2,5]	13	0.07%	13	0.06%	44	0.07%	41	0.06%
Total economic interest expense (benefit) (non-GAAP measure)	$(6)	(0.03)%	$34	0.15%	$10	0.02%	$650	0.93%
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
5.Interest rate swap periodic cost is measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate (actual and implied) on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2021 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended September 30, 2021 vs. September 30, 2020
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Three months ended:
Repurchase agreements and other debt interest expense	$(48)	$(15)	$(33)
TBA dollar roll income - implied interest benefit/expense	8	(4)	12
Interest rate swap periodic cost	—	3	(3)
Total change in economic interest benefit/expense	$(40)	$(16)	$(24)

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$(562)	$(198)	$(364)
TBA dollar roll income - implied interest benefit/expense	(81)	(10)	(71)
Interest rate swap periodic cost	3	(3)	6
Total change in economic interest benefit/expense	$(640)	$(211)	$(429)

Our average mortgage borrowings, inclusive of TBAs, decreased 14% and 12% for the three and nine months ended September 30, 2021, respectively, compared to the prior year period, consistent with the decline in our average investment portfolio. The decline in the average interest rate (actual and implied) on our mortgage borrowings for the three and nine months ended September 30, 2021 of 19 basis points and 92 basis points, respectively, was due to the combination of lower short-term interest rates and favorable technical supply and demand factors in the repo and TBA dollar roll markets.
The change in our interest rate swap periodic cost for the three and nine months ended September 30, 2021 was a function of our average swap balance outstanding and the average fixed rate paid and floating rate received on our interest rate swaps as compared to the prior year periods. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for each of the periods presented (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2021	2020	2021	2020
Average Agency repo and other debt outstanding	$45,847	$61,008	$50,909	$74,649
Average net TBA portfolio outstanding - at cost	$30,312	$27,785	$30,132	$17,017
Average mortgage borrowings outstanding	$76,159	$88,793	$81,041	$91,666
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$49,268	$41,094	$48,108	$52,268
Ratio of average interest rate swaps to mortgage borrowings outstanding	65%	46%	59%	57%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.17%	0.22%	0.17%	0.80%
Average interest rate swap receive-floating rate	(0.07)%	(0.09)%	(0.05)%	(0.70)%
Average interest rate swap net pay/(receive) rate	0.10%	0.13%	0.12%	0.10%
For the three and nine months ended September 30, 2021, we had a forward starting swap average balance of $9 million and $0.1 billion, respectively, and, for the three and nine months ended September 30, 2020, an average balance of $0.7 billion and $1.0 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three and nine months ended September 30, 2021 was 65% and 59%, respectively, and 47% and 58% for the three and nine months ended September 30, 2020, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and nine months ended September 30, 2021 and 2020:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2021	2020	2021	2020
Average asset yield, excluding "catch-up" premium amortization	2.16%	2.30%	2.11%	2.63%
Average aggregate cost of funds	0.03%	(0.15)%	(0.02)%	(0.93)%
Average net interest spread, excluding "catch-up" premium amortization	2.19%	2.15%	2.09%	1.70%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2021 and 2020 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net interest income (GAAP measure)	$279	$302	$1,039	$662
TBA dollar roll income, net [1]	175	155	491	249
Interest rate swap periodic cost, net [1]	(13)	(13)	(44)	(41)
Other interest and dividend income [1]	—	—	—	3
Adjusted net interest and dollar roll income	441	444	1,486	873
Operating expense	(22)	(21)	(68)	(68)
Net spread and dollar roll income	419	423	1,418	805
Dividend on preferred stock	25	25	75	71
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	394	398	1,343	734
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	2	50	(140)	350
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$396	$448	$1,203	$1,084

Weighted average number of common shares outstanding - basic	526.7	553.2	529.0	553.8
Weighted average number of common shares outstanding - diluted	528.6	554.3	530.8	554.8
Net spread and dollar roll income per common share - basic	$0.75	$0.72	$2.54	$1.33
Net spread and dollar roll income per common share - diluted	$0.75	$0.72	$2.53	$1.32
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.75	$0.81	$2.27	$1.96
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.75	$0.81	$2.27	$1.95
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2021	2020	2021	2020
Gain (loss) on sale of investment securities, net	$(5)	$346	$7	$993
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(141)	(365)	(1,124)	511
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	6	70	(308)	737
Total gain (loss) on investment securities, net	$(140)	$51	$(1,425)	$2,241
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2021 and 2020 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
TBA securities, dollar roll income	$175	$155	$491	$249
TBA securities, mark-to-market gain/(loss)	(145)	128	(991)	947
Forward settling non-Agency, mark-to-market gain/(loss)	3	—	3	—
Interest rate swaps, periodic cost	(13)	(13)	(44)	(41)
Interest rate swaps, mark-to-market gain/(loss)	70	153	825	(2,993)
Payer swaptions	28	(1)	102	(149)
U.S. Treasury securities - short position	(11)	(15)	463	(1,012)
U.S. Treasury securities - long position	(8)	1	(19)	102
U.S. Treasury futures contracts - short position	5	(5)	37	(117)
Other	(3)	(3)	55	(125)
Total gain (loss) on derivative instruments and other securities, net	$101	$400	$922	$(3,139)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income (Loss)
For the three months ended September 30, 2021 and 2020, we had estimated taxable income attributed to common stockholders of $45 million and $508 million, respectively, or $0.09 and $0.92 per diluted common share, respectively. For the nine months ended September 30, 2021 and 2020, we had estimated taxable income (loss) available (attributable) to common stockholders of $(277) million and $615 million, respectively, or $(0.52) and $1.11 per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income for the three and nine months ended September 30, 2021 and 2020 (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2021	2020	2021	2020
Net income/(loss)	$212	$662	$776	$(1,041)
Book to tax differences:
Premium amortization, net	(45)	(11)	(313)	248
Realized gain/loss, net	(342)	(472)	(1,793)	2,083
Net capital loss/(utilization of net capital loss carryforward)	(141)	—	—	(394)
Unrealized (gain)/loss, net	358	354	1,055	(200)
Other	3	—	(2)	(10)
Total book to tax differences	(167)	(129)	(1,053)	1,727
REIT taxable income (loss)	45	533	(277)	686
REIT taxable income attributed to preferred stock	—	25	—	71
REIT taxable income (loss), attributed to common stock	$45	$508	$(277)	$615
Weighted average common shares outstanding - basic	526.7	553.2	529.0	553.8
Weighted average common shares outstanding - diluted	528.6	554.3	529.0	554.8
REIT taxable income (loss) per common share - basic	$0.09	$0.92	$(0.52)	$1.11
REIT taxable income (loss) per common share - diluted	$0.09	$0.92	$(0.52)	$1.11

Beginning net capital loss carryforward	$141	$—	$—	$394
Increase (decrease) in net capital loss carryforward	(141)	—	—	(394)
Ending net capital loss carryforward	$—	$—	$—	$—
Ending net capital loss carryforward per common share	$—	$—	$—	$—

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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.5x and 8.5x as of September 30, 2021 and December 31, 2020, respectively. The following table includes a summary of our mortgage borrowings outstanding as of September 30, 2021 and December 31, 2020 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2021		December 31, 2020
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1]	$45,589	61%	$52,366	63%
Debt of consolidated variable interest entities, at fair value	134	—%	177	—%
Total debt	45,723	61%	52,543	63%
TBA and forward settling non-Agency securities, at cost	28,912	39%	31,204	37%
Total mortgage borrowings	$74,635	100%	$83,747	100%
________________________________
1.As of September 30, 2021 and December 31, 2020, 42% and 46%, respectively, of our repurchase agreements were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The use of TBA dollar roll transactions increases our funding diversification, expands our available pool of assets, and increases our overall liquidity position, as TBA contracts typically have lower implied haircuts relative to Agency RMBS pools funded with repo financing. TBA dollar roll transactions may also have a lower implied cost of funds than comparable repo funded transactions (referred to as "dollar roll specialness") offering incremental return potential. However, if it were to become uneconomical to roll our TBA contracts into future months it may be necessary to take physical delivery of the underlying securities and fund those assets with cash or other financing sources, which could reduce our liquidity position.

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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of September 30, 2021, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of September 30, 2021, our portfolio largely consisted of lower coupon 30 and 15-year TBA securities, which are not subject to monthly principal pay-downs, and higher coupon holdings concentrated in high quality, specified Agency RMBS pools, which have a lower risk of prepayment than similar coupon generic Agency RMBS.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the nine months ended September 30, 2021, haircuts remained stable, and, as of September 30, 2021, the weighted average haircut on our repurchase agreements was approximately 4.0% of the value of our collateral, compared to 4.6% as of December 31, 2020.
To mitigate the risk of future margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of September 30, 2021, our unencumbered assets totaled 66% of our tangible net equity, compared to 60% as of December 31, 2020. The majority of our liquidity is held at AGNC, but we also maintain capital and excess liquidity at Bethesda Securities to meet regulatory standards, satisfy counterparty and clearing organization expectations, and for risk management purposes. As of September 30, 2021, we had cash and unencumbered Agency RMBS and U.S. Treasury securities totaling $5.2 billion, or 51% of our tangible equity, which excludes unencumbered CRT securities, non-Agency securities and assets held at Bethesda Securities, compared to $5.4 billion and 51%, respectively, as of December 31, 2020.

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
As of September 30, 2021, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders' equity. As of September 30, 2021, approximately 7% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of September 30, 2021, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock when the price of our common stock trades below our tangible net book value or issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 9 and 10 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions and stock repurchase plan.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2021, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2021, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of September 30, 2021 and December 31, 2020 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2021 and December 31, 2020.
To the extent that these estimates or other assumptions do not hold true, which may be more likely during periods of elevated market volatility, actual results could differ materially from our projections. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate changes on a static portfolio, we actively manage our portfolio and we continuously adjust the size and composition of our asset and hedge portfolio.

Interest Rate Sensitivity [1,2]
	September 30, 2021		December 31, 2020
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.5%	-5.2%	-0.9%	-9.7%
-50 Basis Points	-0.2%	-2.0%	-0.5%	-5.8%
-25 Basis Points	—%	—%	-0.2%	-2.1%
+25 Basis Points	-0.2%	-1.9%	—%	0.4%
+50 Basis Points	-0.5%	-5.2%	-0.1%	-1.1%
+75 Basis Points	-1.0%	-9.6%	-0.4%	-4.0%
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
Prepayment Risk
Prepayment risk is the risk that our assets will be repaid at a faster rate than anticipated. Interest rates and numerous other factors affect the rate of prepayments, such as housing prices, general economic conditions, loan age, size and loan-to-value ratios, and GSE buyouts of delinquent loans underlying our securities. Generally, lower mortgage rates increase the rate of prepayments, while higher rates have the opposite effect.
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
As of September 30, 2021 and December 31, 2020, our investment securities (excluding TBAs) had a weighted average projected CPR of 10.7% and 17.6%, respectively, and a weighted average yield of 2.48% and 2.33%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	September 30, 2021		December 31, 2020
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	16.8%	2.23%	23.9%	1.99%
-50 Basis Points	14.1%	2.33%	21.9%	2.09%
-25 Basis Points	12.1%	2.42%	19.7%	2.20%
Actual as of Period End	10.7%	2.48%	17.6%	2.33%
+25 Basis Points	9.6%	2.53%	15.9%	2.38%
+50 Basis Points	8.9%	2.56%	14.3%	2.45%
+75 Basis Points	8.2%	2.60%	13.0%	2.51%
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
Spread Risk
Spread risk is the risk that the market spread between the yield on our assets and the yield on benchmark interest rates linked to our interest rate hedges, such as U.S. Treasury rates and interest rate swap rates, may vary. As a levered investor in mortgage-backed securities, spread risk is an inherent component of our investment strategy. Therefore, although we use hedging instruments to attempt to protect against moves in interest rates, our hedges are generally not designed to protect against spread risk, and our tangible net book value could decline if spreads widen.
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2021 and December 31, 2020 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.6 and 4.4 years as of September 30, 2021 and December 31, 2020, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	September 30, 2021		December 31, 2020
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.8%	+27.2%	+2.2%	+23.9%
-25 Basis Points	+1.4%	+13.6%	+1.1%	+11.9%
-10 Basis Points	+0.6%	+5.4%	+0.4%	+4.8%
+10 Basis Points	-0.6%	-5.4%	-0.4%	-4.8%
+25 Basis Points	-1.4%	-13.6%	-1.1%	-11.9%
+50 Basis Points	-2.8%	-27.2%	-2.2%	-23.9%
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
As of September 30, 2021, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of September 30, 2021, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 2% and 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
*10    Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057) filed October 25, 2021.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	November 5, 2021

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Senior Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 5, 2021