Form 10-K
period 2021-12-31
AGNC Investment Corp.
filed 2022-02-23
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2021
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2021, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $7.3 billion based upon the closing price of the Registrant's common stock of $16.89 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2022 was 522,223,792.
DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III will be incorporated by reference from the Registrant's definitive proxy statement for the 2022 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
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
•invest a subset of the portfolio in credit-oriented securities that are not guaranteed by a GSE or U.S. Government agency and other assets related to the housing, mortgage or real estate markets;
•capitalize on discrepancies in the relative valuations in the Agency and non-Agency securities market;
•manage financing, interest rate, prepayment, extension and credit risks;
•continue to qualify as a REIT; and
•remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
Targeted Investments
Agency Securities
•Agency Residential Mortgage-Backed Securities. Our primary investments consist of Agency pass-through certificates representing interests in "pools" of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are in effect "passed through" to the security holders, after deducting guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. We may also invest in Agency collateralized mortgage obligations ("CMOs"), which are structured instruments backed by a pool of Agency mortgage-backed securities.
•To-Be-Announced Forward Contracts ("TBAs"). TBAs are forward contracts to purchase or sell Agency RMBS in the TBA market. TBA contracts specify the coupon rate, issuer, term and face value of the bonds to be delivered, with the actual bonds to be delivered only identified shortly before the TBA settlement date.

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
•Non-Agency Residential Mortgage-Backed Securities ("Non-Agency RMBS"). Non-Agency RMBS are structured securities backed by pools of residential mortgages packaged and issued by private institutions, such as a commercial bank or non-bank lender. Certain tranches of non-Agency RMBS may benefit from credit enhancement derived from structural elements, such as subordination, over-collateralization or insurance. We may purchase investment grade instruments that benefit from credit enhancement and non-investment grade instruments that are structured to absorb more credit risk. We focus primarily on non-Agency securities where the underlying mortgages are secured by residential properties within the United States, which may be comprised of prime, non-prime, qualified and non-qualified mortgage loans.
•Commercial Mortgage-Backed Securities ("CMBS"). CMBS are securities backed by a pool of loans secured by one or more commercial properties. CMBS may also consist of a single loan for a single asset or multiple loans for a group of cross-collateralized assets of a single-borrower. CMBS are typically structured as multiple classes of securities where cash flows are distributed following a predetermined waterfall, which may give priority to selected classes while subordinating other classes. We may invest across the capital structure of these securities. We intend to focus on CMBS where the underlying collateral is secured by commercial properties located within the United States.
 Active Portfolio Management Strategy
We employ an active management strategy designed to achieve our principal objectives of generating attractive risk-adjusted returns and managing our tangible net book value within reasonable bands. As part of our investment strategy, we use leverage on our investment portfolio to increase potential returns to our stockholders. We invest in securities based on our assessment of their relative risk-return profiles and our ability to effectively hedge a portion of the securities' exposure to market risks. The composition of our portfolio and the strategies we use will vary based on our view of prevailing market conditions and the availability of suitable investment, hedging and funding opportunities.
 Financing Strategy
We finance our investment portfolio primarily through collateralized borrowings structured as repurchase agreements ("repo"). Repurchase agreements involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date. Our borrowings through repurchase transactions are generally short-term and have maturities ranging from one day to one year but may have maturities up to five or more years. Our financing rates are primarily impacted by short-term benchmark rates and liquidity in the Agency repo and short-term funding markets.
The amount of leverage that we utilize depends on market conditions, our assessment of risk and returns and our ability to borrow sufficient funds to acquire mortgage securities. We generally expect our leverage to be within six to twelve times the amount of our tangible stockholders' equity, but under certain conditions we may operate at leverage levels outside of this range.
We diversify our funding exposure by entering into repurchase agreements with multiple counterparties. We finance a portion of our investments through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES is a member of the Fixed Income Clearing Corporation ("FICC") and has direct access to bilateral and triparty repo funding as a Financial Industry Regulatory Authority ("FINRA") member broker-dealer. As an eligible institution, BES also raises repo funding through the General Collateral Finance ("GCF") Repo service offered by the FICC, with the FICC acting as the central counterparty. Thus, through BES, we have greater depth and diversity of funding than solely through traditional bilateral repo, while also lowering our funding cost, reducing our collateral requirements and limiting our counterparty exposure.
We also finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions through which we sell a TBA contract for current month settlement and simultaneously purchase a similar TBA contract for a forward settlement date. Prior to the forward settlement date, we may choose to roll the position to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a forward settlement date. The TBA contract purchased for the forward settlement date is priced at a discount to the TBA contract sold for settlement/pair off in the current month. The difference (or discount) is referred to as the "price drop" and is the economic equivalent of net interest carry income (interest income less implied financing cost) on the underlying Agency RMBS over the roll period, which is commonly referred to as "dollar roll income." We recognize TBA contracts as derivative instruments on our consolidated financial statements at their net carrying value, which is their fair value less the purchase price to be paid or received under the TBA contract. Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage, we consider both our on-balance sheet and off-balance sheet financing.
Risk Management Strategy
We are exposed to a variety of market risks, including interest rate, prepayment, extension, spread and credit risks. Our investment strategies are based on our assessment of these risks, our ability to hedge a portion of these risks and our intention to qualify as a REIT. Our hedging strategies are generally not designed to protect our net book value from spread risk, which as a levered investor in mortgage-backed securities is the inherent risk we take that the spread between the market yield on our investments and the benchmark interest rates linked to our interest rate hedges fluctuates. In addition, although we attempt to protect our net book value against moves in interest rates, we may not fully hedge against interest rate, prepayment and extension risks if we believe that bearing such risks enhances our return profile, or if the hedging transaction would negatively impact our REIT status. Our risk management actions may lower our earnings and dividends in the short-term to further our objective of preserving our net book value and maintaining attractive levels of earnings and dividends over the long-term. In addition, some of our hedges are intended to provide protection against larger rate moves and as a result may be relatively ineffective for smaller interest rate changes. For additional explanation of our market risks please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk and Item 1A. Risk Factors within this Form 10-K.
Regulatory Requirements
Exemption from Regulation under the Investment Company Act
We conduct our business so as not to become regulated as an investment company under the Investment Company Act, in reliance on the exemption provided by Section 3(c)(5)(C) of the Act. So long as we qualify for this exemption, we will not be subject to leverage and other restrictions imposed on registered investment companies, which would significantly reduce our ability to use leverage. Section 3(c)(5)(C), as interpreted by the staff of the U.S. Securities and Exchange Commission ("SEC"), requires us to invest at least 55% of our assets in "mortgages and other liens on and interest in real estate" or "qualifying real estate interests" ("55% asset test") and at least 80% of our assets in qualifying real estate interests and "real estate-related assets." In satisfying this 55% requirement, based on pronouncements of the SEC staff and in certain instances our own judgment, we treat Agency RMBS issued with respect to an underlying pool of mortgage loans in which we hold all the certificates issued by the pool ("whole pool" securities) as qualifying real estate interests. We typically treat "partial pool" and other mortgage securities where we hold less than all the certificates issued by the pool as real estate-related assets. For additional information regarding our exemption under the Investment Company Act please refer to Item 1A. Risk Factors within this Form 10-K.
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
Income Tests:
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
Asset Tests:
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
Regulatory Requirements of our Captive Broker-Dealer Subsidiary
BES as a member of the FICC and FINRA is subject to ongoing membership and regulatory requirements of the securities business that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. Additionally, as a self-clearing, registered broker-dealer, BES is subject to minimum net capital requirements. Thus, our ability to access triparty repo funding through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity, is reliant on BES' ability to continually meet FINRA and FICC regulatory and membership requirements.
Human Capital Management
We believe our success as a company ultimately depends on the strength, wellness, and dedication of our workforce. We pride ourselves on robust practices in the area of human capital management that are constantly evolving to meet the needs of our people. As of December 31, 2021, our workforce consisted of 50 full-time employees. We strive to provide each of our highly skilled employees an engaging, rewarding, supportive, and inclusive atmosphere in which to grow professionally. Our competitive and comprehensive benefits package is carefully designed to attract and retain talented personnel. We believe our low voluntary employee turnover and favorable employee survey results are a testament to the success of our human capital management initiatives.

Employee Turnover Metrics
Year	January 1	Terminations [1]	New Hires	December 31
2021	50	-2	2	50
2020	51	-1	0	50
2019	56	-6	1	51
________________________________
1.Employee terminations include voluntary and involuntary terminations. Terminations during 2019 were primarily associated with the termination of MTGE Investment Corp.’s management services agreement with our subsidiary MTGE Management, LLC due to the sale of MTGE Investment Corp. to a third party in 2018.

Employee Communications and Engagement
We recognize the importance of ongoing open communication and engagement with our employees, and we greatly value their input. We regularly engage with our employees in a variety of ways through ongoing direct engagement with each member of our staff, anonymous employee surveys and regular town hall meetings. Our anonymous employee surveys are an important component of our employee engagement that provide a means of assessing job satisfaction and specific concerns of our employees. To enhance the candor and comfort of our employees, we use outside vendors that provide verbatim comments and analysis of engagement levels on an anonymous basis. In 2021, AGNC received the Great Place to Work™ certification. The prestigious certification was based entirely on feedback from employees through an extensive anonymous survey about their experiences working at AGNC, during which 98% of our employees said AGNC is a great place to work. Our Board and management use the results of our surveys and ongoing feedback to implement various ideas and recommendations received from employees.
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
Employee Development
We have a number of policies and programs to further the professional development of our employees, including our professional certification and continuing education policy. This includes reimbursement for any supervisor-approved courses for our employees. We also maintain a "Lunch and Learn" series and a formal mentoring program for employees to receive direct one-on-one career guidance and cross-functional experience across various operations. These initiatives have advanced unique and professional skill sets throughout the organization.
Diversity and Inclusion
Central to our core values is that every individual deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We strive to have a diverse workforce and an inclusive and welcoming work environment that is free from wrongful discrimination. We have long maintained policies against discrimination and harassment in our workplace, and we periodically conduct workplace trainings and workshops attended by all employees related to these topics. Although we have a relatively small workforce and low turnover rate, our recruitment and hiring practices attempt to ensure the diversity of applicant pools for posted job openings. We also seek to engage our employees and provide them opportunities on a non-discriminatory and inclusive basis. As of December 31, 2021, 40% of our employees were women and 35% were ethnically diverse. Our Board also strives to maintain diversity and inclusion among its directors. As of December 31, 2021, three of our nine directors were women and two directors were ethnically diverse.
Compensation and Benefits
We seek to attract and retain the most talented employees in our industry by offering competitive compensation and benefits. Our pay-for-performance compensation philosophy is based on rewarding each employee’s individual contributions through a combination of fixed and variable pay elements. Each employee receives a total compensation package that includes base salary, short-term incentives in the form of an annual cash bonus and long-term equity incentives in the form of time-vesting and/or performance-vesting restricted stock units. The proportion of each employee’s variable incentive versus fixed-based elements of their compensation is directly correlated to the individual’s level of responsibility and role in the organization. Generally, higher level employees have higher proportions of variable incentive-based compensation in their target mix. Similarly, within the incentive-based elements, the proportion of long-term incentive-based elements generally corresponds to the individual’s role and level of responsibility in the organization.
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
COVID-19 and Workforce Safety
To protect the health and safety of our workforce, during the COVID-19 pandemic (the "Pandemic" or "COVID-19"), we shifted to a fully remote work-from home environment prior to any jurisdiction’s mandate to do so. We also instituted a survey in mid-2020 to understand our employees' perspective during the extreme circumstances brought about by the Pandemic, including work-from-home environment and resource issues, employee mental health and wellbeing, child-care considerations and similar matters. We used their feedback to inform decisions regarding matters such as implementing flexible work schedules, providing additional resources and equipment to improve our employees work from home experience, and demonstrating flexibility with respect to the timing and manner of eventual office re-openings. Finally, we hosted regular town hall meetings to ensure sufficient company-wide communication with our workforce during this time. Employee survey results indicated that 100% of our employees believe we responded to the COVID-19 outbreak very well or extremely well. These approaches continued in 2021. Mid-year, we commenced a gradual return to in-office work, with employees having the choice to work in the office subject to safety protocols or to continue working remotely. Going forward, when conditions permit, we expect to implement a hybrid model through which employees will be able to split hours between the office and remote work.
Competition
Our success depends, in large part, on our ability to acquire assets at favorable spreads over our borrowing costs. In acquiring mortgage assets, we compete with a variety of other investors, including other mortgage REITs, government entities, banks, specialty finance companies, public and private funds, insurance companies and other financial institutions, who may have competitive advantages over us as to the price they are willing to pay due to factors such as a lower cost of funds, access to funding sources not available to us or a lack of REIT and Investment Company Act regulatory constraints.
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
Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the related notes thereto before deciding to purchase our securities. Any of the following risks could materially affect our business, financial condition or results of operations. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance.
Risks Related to Our Investment and Portfolio Management Activities
Spread risk is inherent to our business as a levered investor in Agency RMBS.
When the spread between the market yield on our mortgage assets and benchmark interest rates widens, our tangible net book value will typically decline. We refer to this as "spread risk". As a levered investor primarily in fixed-rate Agency RMBS, spread risk is an inherent component of our investment strategy. Although we use hedging instruments to attempt to protect against moves in interest rates, our hedges will typically not protect us against spread risk. Spreads may widen due to numerous factors, including changes in mortgage and fixed income markets due to actual or expected monetary policy actions by U.S. and foreign central banks, market liquidity or changes in investor return requirements and sentiment. Wider spreads can also occur independent of moves in interest rates. For example, actions by the Federal Reserve to taper its purchases of Agency RMBS and to reduce its balance sheet will likely result in materially wider spreads.

The Fed’s participation in the Agency mortgage market could have an adverse effect on our Agency RMBS investments.
Since the onset of the COVID-19 financial crisis in March 2020, the Federal Reserve and the U.S. Government have provided unprecedented amounts of monetary and fiscal stimulus in support of sustained economic growth. As part of its monetary policy response, the Fed doubled the size of its balance sheet from the start of the crisis to nearly $9 trillion as of December 31, 2021, through the acquisition of U.S. Treasuries and Agency RMBS. As of December 31, 2021, the Fed’s holdings of Agency RMBS totaled $2.6 trillion, representing nearly a third of all outstanding Agency RMBS.
During the fourth quarter of 2021, with inflation well above the Fed’s 2% long-run target and the unemployment rate at levels indicative of maximum employment, the Fed began to shift towards a normalization of monetary policy, starting with its reduction in the amount of monthly asset purchases, which are expected to be completed March 2022. The Fed also signaled its intent to begin to reduce the size of its balance sheet and has suggested that its asset holdings may decline sooner and at a faster pace than in the 2016-2020 time period following the prior quantitative easing cycle. Accordingly, we expect the Fed to announce the passive contraction of its balance sheet by reducing reinvestments of proceeds from maturing U.S. Treasury securities and Agency RMBS portfolio repayments by a predetermined amount comparatively soon after commencing increases in the Federal Funds interest rate.
As part of the Fed's overall monetary policy, it has participated in the Agency mortgage market since first conducting large scale asset purchases during the Great Financial Crisis in 2008. The Fed’s participation in the mortgage market can materially impact the available supply, price and returns on Agency RMBS. Thus, given the Fed's historic participation and the current scale of its balance sheet holdings, the effects of a shift in monetary policy may be material and difficult to predict, and we may be unable to mitigate potentially adverse effects on our portfolio and financial condition. Furthermore, despite its stated preference for a passive balance sheet reduction, there is no guarantee the Fed will not conduct outright sales of Agency RMBS in the secondary market. The Fed could also reduce or cease altogether monthly reinvestments, which could significantly increase the pace of their balance sheet reduction and lead to wider RMBS spreads to benchmark interest rates. Spread widening is an inherent risk we take as a levered Agency mortgage investor, and our hedges are not designed to protect against this risk. To mitigate some of the impact of spread widening, we may reduce our leverage below our normal operating levels, which may reduce our earnings potential relative to higher leverage operations.
The ongoing effects of Covid-19 on economic conditions and our business are uncertain
COVID-19 has resulted in, and may continue to result in, significant disruption of the global financial markets. The Pandemic may lead to a deterioration of economic and financial conditions, including periods of extreme market volatility, illiquidity and adverse dislocations, potentially leading to an economic downturn, and/or a recession, at a domestic or global scale, which could materially affect our business. There may also be unintended adverse consequences resulting from the magnitude of measures and actions taken by policymakers as a result of the Pandemic that could negatively impact our business and have lasting effects, which are difficult to predict. With only 50 employees, we may also experience the absence of critical personnel should our employees contract COVID-19. We may be unable to take actions necessary to mitigate these or other adverse consequences resulting from the Pandemic. Consequently, our operating results may be impaired, and we could incur significant losses.
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
Our investment portfolio includes securities backed by pools of mortgage loans, which receive payments related to the underlying mortgage loans. When borrowers prepay their mortgage loans at rates faster or slower than anticipated, it exposes us to prepayment or extension risk. Generally, prepayments increase during periods of falling mortgage interest rates and decrease during periods of rising mortgage interest rates, but other factors can also affect the rate of prepayments, including loan age and size, loan-to-value ratios, housing price trends, general economic conditions and GSE buyouts of delinquent loans.
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
If our assets prepay at a slower rate than anticipated, our assets could extend beyond their expected maturity and we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities. Additionally, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets would extend, but our interest rate swap maturities would remain fixed and, therefore, cover a smaller percentage of our funding exposure. This situation may also cause the market value of our assets to decline, while most of our hedging instruments would not receive any incremental offsetting gains.
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
Prepayment rates are difficult to predict, and market conditions and other factors impacting mortgage origination channels may disrupt the historical correlation between interest rate changes and prepayment trends.
Our success depends in part on our ability to predict prepayment behavior over a variety of economic conditions. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends to assess their effects on our investment portfolio. Our analysis is largely based on predictive models and reliance on historical correlations between interest rates and other factors and the rate of prepayments. However, unprecedented events, market dislocations, advances in origination channel technologies and other factors may impair the usefulness of these historical correlations or render them completely invalid, reducing our ability to accurately predict future prepayment activity.
Other factors beyond interest rates also impact the rate of prepayments and may be difficult to predict. For example, Government programs or changes to GSE policies designed to increase the availability of credit to homeowners, when borrowers sell their property and use the proceeds to prepay their mortgage, or when borrowers default on their mortgages and the defaulted loans are either purchased from the RMBS trust or the mortgages are prepaid from the proceeds of a foreclosure sale of the property. Fannie Mae and Freddie Mac typically repurchase mortgages that are 120 days or more delinquent from RMBS trusts. However, during COVID-19, as a result of the GSEs granting qualified borrowers forbearance for a period of up to 18 months, they temporarily extended the timeline for repurchasing otherwise delinquent loans that are in forbearance. Thus, to the extent that the number of delinquencies and loan modifications increase as a result of exiting forbearance or due to other factors, the amount of loans bought out from RMBS trusts may increase prepayments on our investment portfolio.

The analytical models and third-party data that we rely on to manage our portfolio and conduct our business objectives may be incorrect, misleading or incomplete.
We use analytical models, data and other information to value our assets and assess potential investment opportunities in connection with our risk management and hedging activities. We may source our models and data from third-parties or develop them internally. Models are dependent on multiple assumptions and inputs. Models typically also assume a static portfolio. If either the models, their underlying assumptions or data inputs prove to be incorrect, misleading or incomplete, any decisions we make in reliance on such information may be faulty and expose us to potential risks.
Many of the analytical models we use are predictive in nature, such as mortgage prepayment and default models. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. Furthermore, since predictive models are usually constructed based on historical trends using data supplied by third parties, the success of relying on such models depends heavily on the accuracy and reliability of the supplied historical data. Additionally, multiple factors could disrupt the relationships between data and historical trends, reducing the ability of our models to predict future outcomes, or even render them invalid. We are at greater risk of this occurring during periods of high volatility or unanticipated and/or unprecedented financial or economic events, such as during the ongoing Pandemic. A shift in Fed policy from a period of historic quantitative easing during 2020 and 2021 to a period of quantitative tightening and balance sheet normalization could also trigger significant volatility and reduce the predictive nature of our analytical models. Consequently, actual results could differ materially from our projections. Moreover, use of different models could result in materially different projections.
Valuation models rely on the accuracy of market data inputs. If incorrect market data is entered into even a well-founded valuation model, the resulting valuations will be incorrect. However, even if market data is input correctly, "model prices" may differ substantially from market prices, especially for securities with complex characteristics or illiquid instruments. Analytical models and third-party data used to analyze securitizations backed by non-Agency and residential and commercial mortgages also expose us to the risk that the (i) collateral cash flows and/or liability structures may be incorrectly modeled in one or more scenarios, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
Models may also include LIBOR as an input. Thus, the transition away from LIBOR may require changes to the models and/or impair the historical relationships patterned within these models as a result of less historical data than is currently available for LIBOR.
The fair value of our investments may not be readily determinable or may be materially different from the value that we ultimately realize upon their disposal.
We measure the fair value of our investments in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. Our determination of the fair value of our investments includes inputs provided by pricing services and third-party dealers. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, pricing services and dealers heavily disclaim their valuations and we do not have recourse against them in the event of inaccurate price quotes or other inputs used to determine the fair value of our investments. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one pricing source to another. Moreover, values can fluctuate significantly, even over short periods of time. For these reasons, the fair value at which our investments are recorded may not be an accurate indication of their realizable value. The ultimate realization of the value of an asset depends on economic and other conditions that are beyond our control. Consequently, if we were to sell an asset, particularly in a forced liquidation, the realized value may be less than the amount at which the asset is recorded, which would negatively affect our results of operations and financial condition.
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
CRT securities are risk sharing instruments issued by Fannie Mae and Freddie Mac, and similarly structured transactions arranged by third-party market participants, that are designed to synthetically transfer mortgage credit risk from the issuing entity to private investors. The transactions are structured as unguaranteed bonds whose principal payments are determined by the delinquency and prepayment experience of a reference pool of mortgages guaranteed by Fannie Mae or Freddie Mac. An investor in CRT securities bears the risk that the borrowers in the reference pool of loans may default on their obligations to make full and timely payments of principal and interest.
Residential mortgage loans underlying non-Agency RMBS are secured by residential property and are subject to risks of delinquency, foreclosure and loss. The ability of a borrower to repay a loan secured by residential property is dependent upon the income or assets of the borrower. Many factors could impair a borrower's ability to repay the loan, including loss of employment, divorce, illness, acts of God, acts of war or terrorism, adverse changes in economic and market conditions, changes in laws and regulations, changes in fiscal policies and zoning ordinances, costs of remediation and liabilities associated with environmental conditions such as mold, and the potential for uninsured or under-insured property losses.
Commercial mortgage loans underlying CMBS are generally secured by multifamily or other commercial properties and are subject to risks of delinquency and foreclosure and risks of loss that are greater than similar risks associated with loans made on the security of residential property. The ability of a borrower to repay a loan secured by an income-producing property typically is dependent primarily upon the successful operation of such property rather than upon the existence of independent income or assets of the borrower. If the net operating income of the property is reduced, the borrower's ability to repay the loan may be impaired. Net operating income of an income producing property can be affected by numerous factors, such as: occupancy rates, tenant mix, success of tenant businesses, property management decisions, property location and condition, changes in economic or operating conditions and other factors.
Geographic concentration of our assets can expose us to greater risk of default and loss. Repayments by borrowers and the market value of the related assets underlying our investments are affected by national as well as local and regional economic and other conditions. As a result, concentrations of investments tied to geographic regions increase the risk that adverse economic conditions or other developments affecting a region could increase the frequency and severity of losses on our investments. Additionally, assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, rising sea levels, disease, floods, hurricanes and certain climate risks) than properties in other parts of the country; for example, assets located in coastal states may be more susceptible to hurricanes or sea level rise than properties in other parts of the country. Areas affected by these types of events often experience disruptions in travel, transportation and tourism, loss of jobs, a decrease in consumer activity, and a decline in real estate-related investments, and their economies may not recover sufficiently to support income producing real estate at pre-event levels. These types of occurrences may increase over time or become more severe due to changes in weather patterns and other climate changes.
Private mortgage insurance may not cover losses on loans referenced by our CRT securities and underlying our non-Agency RMBS.
In certain instances, mortgage loans referenced by our CRT securities or underlying our non-Agency RMBS may have private mortgage insurance. However, this insurance may not cover some or all of our potential loss if a loan defaults. This may occur, for example, because it is frequently structured to absorb only a portion of the loss; the insurance provider rescinds or denies coverage; or the insurer's failure to satisfy its obligations under the insurance contract, whether due to breach of contract or to an insurer's insolvency.
Changes in credit spreads may adversely affect our profitability.
A significant component of the fair value of CRT and non-Agency securities and other credit risk-oriented investments is attributable to the credit spread, or the difference between the value of the credit instrument and the value of a financial instrument with similar interest rate exposure, but with no credit risk, such as a U.S. Treasury note. Credit spreads can be highly volatile and may fluctuate due to changes in economic conditions, liquidity, investor demand and other factors. Credits spreads typically widen in times of increased market uncertainty or when economic conditions have or are expected to deteriorate. Credit spreads may also widen due to actual or anticipated rating downgrades on the securities or similar securities. Hedging fair value changes associated with credit spreads can be inefficient and our hedging strategies are generally not designed to mitigate credit spread risk. Consequently, changes in credit spreads could adversely affect our profitability and financial condition.
We may be unable to acquire desirable investments due to competition, a reduction in the supply of new production Agency RMBS having the specific attributes we seek, and other factors.
Our profitability depends on our ability to acquire our target assets at attractive prices. We may seek assets with specific attributes that affect their propensity for prepayment under certain market conditions or enable us to satisfy asset test requirements to maintain our REIT qualification status or exemption from regulation under the Investment Company Act (such as "whole pool" Agency RMBS). The supply of our target assets may be impacted by policies and procedures adopted by the

GSEs, such as pooling practices, or their regulator, the FHFA, or actions by other governmental agencies. Housing finance reform measures may also impact the supply and availability of our target assets. Consequently, a sufficient supply of our target assets may not be available or available at attractive prices. We may also compete for these assets with a variety of other investors, including other REITs, specialty finance companies, public and private funds, government entities, banks, insurance companies and other financial institutions, who may have competitive advantages over us, such as a lower cost of funds and access to funding sources not available to us. If we are unable to acquire a sufficient supply of our target assets, we may be unable to achieve our investment objectives or to maintain our REIT qualification status or exemption from regulation under the Investment Company Act.
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
•lender requirements of additional collateral to cover our borrowings, which we may be unable to deliver;
•lender exits from the market or unwillingness to make repurchase agreements or other financing arrangements available to us at acceptable rates and terms;
•regulatory capital requirements or other limitations imposed on our lenders that may negatively impact their ability or willingness to lend to us;
•our failure to satisfy covenants, leverage limits, or other requirements imposed by our lenders, in which case our lenders may terminate and cease entering into repurchase transactions with us; and
•our wholly-owned captive broker-dealer’s inability to continually meet FINRA and FICC regulatory and membership requirements, which may change over time.
The FICC continually assesses potential changes to rules governing the calculation of margin and minimum margin requirements. Increases in FICC margin requirements would have the effect of reducing our unencumbered assets and could potentially limit our ability to utilize triparty repo funding accessed through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity.
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
The discontinuation of LIBOR could negatively impact the dividends we pay on our fixed-to-floating rate cumulative redeemable preferred stock and the value of our LIBOR-based financial instruments.
The stated dividend rate of each series of our outstanding fixed-to-floating rate cumulative redeemable preferred stock is indexed to three-month USD LIBOR following the applicable fixed rate period. In addition, we also have certain investments that reference USD LIBOR. The United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, has announced that the USD LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincided with the announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, that it will cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023 as a result of not having sufficient data necessary to calculate LIBOR on a representative basis after such date. These announcements mean that our LIBOR-based floating rate instruments outstanding beyond June 30, 2023 will need to be converted to alternative interest rates.
The Alternative Reference Rates Committee ("ARRC"), a group convened by the Federal Reserve Board and the Federal Reserve Bank of New York, has recommended the Secured Overnight Financing Rate ("SOFR") as its preferred alternative rate for USD LIBOR. There are significant differences between LIBOR and SOFR. LIBOR reflects the average rates at which major banks indicate they are willing to lend to one another on an unsecured basis for various terms. Conversely, SOFR is a broad-based measure of the cost of borrowing cash overnight, on a secured basis, in the U.S. Treasury-backed repurchase market. Switching existing financial instruments from LIBOR to SOFR requires calculations of a fixed spread to account for such differences, which may not favor all parties equally. Additionally, certain of our LIBOR-based financial instruments may not contain fallback language specific to the permanent discontinuation of LIBOR. These factors may result in disputes over the substitute dividend rates on our fixed-to-floating rate preferred stock in effect after the fixed dividend periods end and negatively impact the fair value of our LIBOR-based investments.
Holders of depositary shares of our fixed-to-floating preferred stock should refer to the relevant prospectus for each series to understand the LIBOR-cessation provisions applicable to it. Each series of preferred stock that is currently outstanding becomes callable at the same time it begins to pay a LIBOR-based rate. At the later of the end of the fixed-rate term or the cessation of LIBOR, we may set the stated dividend rate in the manner specified by the provisions applicable to such series. Alternatively, at our option, we may call the shares of preferred stock. Application of these LIBOR fallback provisions or calling series of preferred stock may result in our incurring a higher cost of capital or potentially selling assets. Stockbrokers could also have restrictions on trading our preferred stock.
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
We are highly dependent on information systems and third-party service providers to conduct our operations, and system failures, cybersecurity incidents or failure of our providers to fulfill their obligations to us could significantly disrupt our ability to operate our business.
Our business is highly dependent on communication and information systems. We are dependent on third-parties to maintain many of our systems and to support our increasing reliance on cloud-based services and other services essential to operating our business. A system failure or of a third-party provider to fulfill their obligations to us could significantly delay or prevent us from conducting critical operating activities. Furthermore, our reliance on information systems, including remote access to such systems, exposes us to risks of a cybersecurity incident occurring, such as computer malware, virus, hacking, denial of service and phishing attacks, which have become more prevalent in our industry. In addition to disrupting our operations, a cyber-attack or security breach could lead to unauthorized access to confidential information and the release, misuse, loss or destruction of such information, subjecting us to regulatory fines, remediation costs, reputational harm, financial loss, litigation and increased difficulty doing business with third-parties that may rely on us to meet their own data protection requirements.
Although we have not detected a material cybersecurity breach to date, other financial services institutions have reported material breaches of their systems, some of which have been significant. Even with all reasonable security efforts, not every breach can be prevented or even detected. It is possible that we or our third-party providers have experienced an undetected breach or may in the future. It is difficult to determine what, if any, negative impact may directly result from any specific cyber-attack, security breach or other business interruption. We may also face increased costs as we and our providers continue to evolve cyber defenses to contend with changing risks. Additionally, the legal and regulatory environment surrounding information privacy and security in the U.S. and international jurisdictions is constantly evolving potentially leading to increased regulatory requirements. The cost associated with these risks are difficult to predict and quantify but could have a significant adverse effect on our operating results.
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
If we fail to qualify as a REIT in any tax year, we would be subject to U.S. federal and state corporate income tax on our taxable income at regular corporate rates, and dividends paid to our stockholders would not be deductible by us in computing our taxable income. Also, unless the IRS granted us relief under certain statutory provisions, we would remain disqualified as a REIT for four years following the year we first fail to qualify. If we fail to qualify as a REIT, we may have to pay significant income taxes and would, therefore, have less money available for investments or for distributions to our stockholders. This would likely have a significant adverse effect on the value of our equity. In addition, the tax law would no longer require us to make distributions to our stockholders.
If we fail to satisfy one or more requirements for REIT qualification, we may still qualify as a REIT if there is reasonable cause for the failure and not due to willful neglect and other applicable requirements are met, including completion of applicable IRS filings. It is not possible to state whether we would be entitled to the benefit of these relief provisions. If these relief provisions are inapplicable, we will not qualify as a REIT. Furthermore, if we satisfy the relief provisions and maintain our qualification as a REIT, we may be still subject to a penalty tax. The amount of the penalty tax would be at least $50,000 per failure, and, in the case of certain asset test failures, would be determined as the amount of net income generated by the assets in question multiplied by the highest U.S. federal corporate tax rate in effect at the time of the failure if that amount exceeds $50,000 per failure, and, in case of income test failures, would be a 100% tax on an amount based on the magnitude of the failure, as adjusted to reflect the profit margin associated with our gross income.
REIT distribution requirements could adversely affect our ability to execute our business plan.
We generally must distribute annually at least 90% of our taxable income, subject to certain adjustments and excluding any net capital gain, for U.S. federal and state corporate income tax not to apply to earnings that we distribute and to retain our REIT status. Distributions of our taxable income must generally occur in the taxable year to which they relate, or in the following taxable year if declared before we timely file our tax return for the year and if paid with or before the first regular dividend payment after such declaration. We may also elect to retain, rather than distribute, our net long-term capital gains and pay tax on such gains if required, in which case, we could elect for our stockholders to include their proportionate share of such undistributed long-term capital gains in income, and to receive a corresponding credit for their share of the tax that we paid. Our stockholders would then increase the adjusted basis of their stock by the difference between (a) the amounts of capital gain dividends that we designated and that they include in their taxable income, minus (b) the tax that we paid on their behalf with respect to that income. We intend to make distributions to our stockholders to comply with the REIT qualification requirements of the Internal Revenue Code, which limits our ability to retain earnings and thereby replenish or increase capital from operations.
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
Our taxable income will typically differ from income prepared in accordance with GAAP due to temporary and permanent differences. For example, market gains and losses on our hedging instruments, such as interest rate swaps, may be deferred for income tax purposes and amortized into taxable income over the original contract term of the instrument even if we have exited the instrument and settled such gains or losses for cash. We are also not allowed to reduce our taxable income for a net capital loss incurred; instead, the net capital loss may be carried forward for a period of up to five years and applied against future capital gains subject to our ability to generate sufficient capital gains, which cannot be assured. Therefore, it is possible that our taxable income could be in excess of the net cash generated from our operations. If we do not have funds available in these situations to meet our REIT distribution requirements or to avoid corporate and excise taxes altogether, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions.
We may choose to pay dividends in our own stock, in which case stockholders may be required to pay income taxes in excess of cash dividends received.
We may in the future distribute taxable dividends that are payable at least in part in shares of our common stock. Taxable stockholders receiving such dividends will be required to include the full amount of the dividend as ordinary income to the extent of our current and accumulated earnings and profits for U.S. federal income tax purposes. As a result, stockholders may be required to pay income taxes with respect to such dividends that are in excess of the cash dividends received. If a U.S. stockholder sells the stock that it receives as a dividend to pay this tax, the sales proceeds may be less than the amount included in income with respect to the dividend, depending on the market price of our stock at the time of the sale. Furthermore, with respect to certain non-U.S. stockholders, we may be required to withhold U.S. tax with respect to such dividends, including in respect of all or a portion of such dividend that is payable in stock.
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
Complying with REIT requirements may cause us to liquidate or forgo attractive investment opportunities.
To remain qualified as a REIT, we must ensure that, at the end of each calendar quarter, at least 75% of the value of our assets consists of cash, cash items, government securities and qualified real estate assets. The remainder of our investments in securities (other than government securities and qualified real estate assets) generally cannot include more than 10% of the outstanding voting securities of any one issuer or more than 10% of the total value of the outstanding securities of any one issuer. In addition, in general, no more than 5% of the value of our assets (other than government securities and qualified real estate assets) can consist of the securities of any one issuer, and no more than 20% of the value of our total assets can be represented by securities of one or more TRSs. If we fail to comply with these requirements at the end of any calendar quarter, we must correct the failure within 30 days after the end of the calendar quarter or qualify for certain statutory relief provisions to avoid losing our REIT qualification and suffering adverse tax consequences. We must also satisfy tests concerning the sources of our income and the amounts that we distribute to our stockholders. Complying with these requirements may prevent us from acquiring certain attractive investments or we may be required to sell otherwise attractive investments. Thus, the potential returns on our investment portfolio may be lower than if we were not subject to such requirements. Additionally, if we must liquidate our investments to repay our lenders or to satisfy other obligations, we may be unable to comply with these requirements, potentially jeopardizing our qualification as a REIT.
Complying with REIT requirements may limit our ability to hedge effectively and may cause us to incur tax liabilities.
The REIT provisions of the Internal Revenue Code could substantially limit our ability to hedge our risks. Any income from a properly designated hedging transaction to manage risk of interest rate changes with respect to borrowings made or to be made, or ordinary obligations incurred or to be incurred, to acquire or carry real estate assets generally does not constitute "gross income" for purposes of the 75% or 95% gross income tests ("qualified hedges"). To the extent that we enter into other types of hedging transactions, or fail to properly designate qualified hedges, the income from those transactions is likely to be treated as non-qualifying income for purposes of both gross income tests. As such, we may have to limit our use of advantageous hedging techniques or implement those hedges through a TRS. This could increase the cost of our hedging activities as our TRS would be subject to tax on gains or expose us to greater risks than we would otherwise want to bear. In addition, losses in a TRS will generally not provide any tax benefit, except for being carried forward against future taxable income in the TRS.

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
Legislative and Regulatory Risks
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
Additionally, if the SEC determines that any of our securities are not qualifying interests in real estate or real estate-related assets, otherwise believes we do not satisfy the above exceptions or changes its interpretation with respect to these securities or the above exceptions, we could be required to restructure our activities or sell certain of our assets. As such, we cannot guarantee that we will be able to acquire or hold enough whole pool securities to maintain our exemption under the Investment Company Act, and our compliance with these requirements may at times lead us to adopt less efficient methods of investing in certain securities or to forego acquiring more desirable securities. Importantly, if we fail to qualify for this exemption, our ability to use leverage would be substantially reduced and we would be unable to conduct our business as we currently conduct it, which could materially and adversely affect our business.
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
U.S. Government actions may have an adverse impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations. New regulatory requirements, should they be imposed, could adversely affect the availability or terms of financing from our lender counterparties, impose more stringent capital rules on financial institutions, restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually new regulatory requirements could materially affect our financial condition or results of operations in an adverse way.
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
In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator. In addition to the conservatorships, the U.S. Department of the Treasury has provided a liquidity backstop to Fannie Mae and Freddie Mac to ensure their financial stability. Over time, efforts to end the conservatorships and the guarantee-payment structure of Fannie Mae and Freddie Mac have garnered attention from the U.S. Government. During the final year of the Trump Administration, FHFA established new regulatory capital requirements necessary for Fannie Mae and Freddie Mac to exit conservatorship, and the U.S. Treasury Department amended the terms of its liquidity backstop to enable Fannie Mae and Freddie Mac to retain a greater amount of capital in order to achieve these levels, subject to certain conditions. During 2021, the Biden Administration, and the FHFA, have delayed implementation or reversed some of these initiatives, and have taken steps intended to advance other housing finance policy objectives. These or future administrative actions may significantly impact the source, pricing, volume and nature of Agency RMBS and other mortgage securities that Fannie Mae and Freddie Mac issue, which may impact the supply of Agency RMBS available in the future.
Further administrative and/or legislative actions may be taken that affect structural GSE and federal housing finance reform, alter the amount or nature of the credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, or modify the future roles of Fannie Mae and Freddie Mac in housing finance. Such actions may create market uncertainty, may have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by them or may otherwise impact the size and scope of the Agency RMBS markets. To the extent such actions would terminate the conservatorships without also providing for a sufficiently robust U.S. government guaranty, they could re-define what constitutes an Agency security and subject Agency RMBS to Fannie Mae or Freddie Mac credit risk, make them more difficult to finance, and cause their values to decline, all of which could have broad adverse implications for the mortgage markets and our business.
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
The market price and trading volume of our common stock may be highly volatile and subject to wide fluctuations. If the market price of our common stock declines significantly, stockholders may be unable to resell shares at a gain. Furthermore, fluctuations in the trading price of our common stock may adversely affect the liquidity of our common stock and our ability to raise additional equity capital. Price fluctuations may result in our stock trading below our reported net tangible book value per share for extended periods of time. Variations in the price of our common stock can be affected by any one of the risk factors described herein. Variations may also occur due to a variety of factors unrelated to our financial performance, such as:
•general market and economic conditions, including actual and anticipated changes in interest rates and mortgage spreads;
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of January 31, 2022, 522,223,792 shares of common stock were issued and outstanding, which were held by 1,377 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Dividends
We intend to pay dividends monthly to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." Additionally, holders of depositary shares underlying our preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. See Note 9 to our Consolidated Financial Statements in this Form 10-K for a description of our preferred stock and for common and preferred stock dividends paid for the three years ended December 31, 2021. All distributions to stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.
Stock Repurchase Program
On October 21, 2021, our Board of Directors terminated a previously existing stock repurchase authorization that was due to expire December 31, 2021 and replaced it with a new authorization to repurchase up to $1 billion of common stock through December 31, 2022. As of December 31, 2021, the Company had repurchased common stock totaling $42 million under the program and had $958 million of common stock remaining available for repurchase. The following table presents information with respect to purchases of our common stock made during the fourth quarter ended December 31, 2021 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts).

Period [1]	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (in millions)
October 1, 2021 - October 31, 2021	1.0	$15.90	1.0	$985
November 1, 2021 - November 30, 2021	1.2	$15.95	1.2	$965
December 1, 2021 - December 31, 2021	0.5	$14.92	0.5	$958
Total	2.7	$15.74	2.7	$958
_____________________________
1.Amounts are reported based on the trade date of the share repurchase.
 Equity Compensation Plan Information
 The following table summarizes information, as of December 31, 2021, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See Notes 2 and 10 to our Consolidated Financial Statements in this Form 10-K for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	6,173,430	$—	33,141,787
Equity compensation plans not approved by security holders	—	—	—
Total	6,173,430	$—	33,141,787
________________________________
1.Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2021.
2.Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph
The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2016, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); (iii) the stocks included in the FTSE NAREIT Mortgage REIT Index (old); (iv) the stocks included in the Bloomberg Mortgage REIT Index (new) and (iv) an index of selected issuers in our peer group, composed of Annaly Capital Management, Inc., Armour Residential REIT, Inc, Two Harbors Investment Corp., Invesco Mortgage Capital, Inc and Dynex Capital, Inc (collectively, the "Agency REIT Peer Group").

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AGNC Investment Corp., The S&P 500 Index,
The FTSE NAREIT Mortgage REITs Index (old), The Bloomberg Mortgage REIT Index (new),
and Agency REIT Peer Group

240
220
200
180
160
140
120
100
80
12/31/16
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
AGNC Investment Corp.
S&P 500
FTSE NAREIT Mortgage REITs
Bloomberg Mortgage REITs
Agency REIT Peer group

________________________________
*$100 invested on 12/31/16 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2021	2020	2019	2018	2017
AGNC Investment Corp.	$141.47	$134.43	$136.67	$120.60	$123.70
S&P 500	$233.41	$181.35	$153.17	$116.49	$121.83
FTSE NAREIT Mortgage REITs	$133.08	$115.09	$141.67	$116.77	$119.79
Bloomberg Mortgage REITs	$132.08	$112.30	$144.35	$116.77	$120.27
Agency REIT Peer Group [1]	$111.03	$109.18	$133.91	$119.32	$130.04
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
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Our MD&A is presented in six sections:
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

Trends and Recent Market Impacts
Since the onset of the COVID-19 financial crisis in March 2020, the Federal Reserve and the U.S. Government have provided unprecedented amounts of monetary and fiscal stimulus in support of sustained economic growth. In response, the U.S. economy, as measured by gross domestic product, grew 5.7% in 2021, the fastest full-year pace in nearly 40 years. U.S. equity markets also benefited, with the S&P 500 index reaching a series of record highs throughout 2021.
As part of its monetary policy response, the Fed doubled the size of its balance sheet from the start of the crisis to nearly $9 trillion as of December 31, 2021, through the acquisition of U.S. Treasuries and Agency RMBS. The Fed’s holdings of Agency RMBS totaled $2.6 trillion as of December 31, 2021, representing almost a third of all outstanding Agency RMBS, as compared to approximately 20% at the start of the crisis.
In the fourth quarter of 2021, however, with annual inflation measures running well above its 2% target and the labor market showing signs of full employment, the Fed communicated that it would soon end its incremental monthly asset purchases and begin tightening monetary policy conditions. Accordingly, the Fed is expected to begin raising the Federal Funds rate in March 2022 and has signaled that these rate hikes could occur at an aggressive pace. The Fed is also expected to reduce its holdings of U.S. Treasury securities and Agency RMBS by a predetermined monthly amount soon after raising the Federal Funds rate.
This shift by the Fed led to a notable increase in short and intermediate-term rates, with the two and five-year Treasury rates increasing 61 and 90 basis points over the year, respectively, while the longer end of the yield curve, despite material intra-year volatility, experienced more modest increases, with the 10 and 30-year Treasury rates rising 59 and 25 basis points, respectively. Against the backdrop of the anticipated reduction in the Fed’s balance sheet coupled with the expectation of greater mortgage supply in 2022, Agency RMBS spreads to benchmark interest rates widened over the course of 2021, particularly in the second and fourth quarters. As a result, our economic return on tangible common equity for fiscal year 2021 was 2.9%, comprised of $1.44 in dividends declared per common share and a $0.96 decline in tangible net book value per common share.
We expect Agency RMBS spreads to continue to widen and for challenging market conditions to persist in 2022, as the Fed increases short term rates and reduces its holdings of Agency RMBS. Given this outlook, we expect to continue to maintain a more defensive portfolio position characterized by lower leverage and significant interest rate hedge protection. As of December 31, 2021, our "at risk" leverage was 7.7x our tangible equity, below our normal historical operating levels. Our hedge ratio was 101%, indicating that the notional amount of our interest rate hedges exceeded our mortgage borrowings. Our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of our interest rate hedges, was 0.1 years. Additionally, our unencumbered cash and Agency RMBS totaled $4.9 billion, or 50% of our tangible equity, as of December 31, 2021, which excludes unencumbered credit assets and assets held at our captive broker-dealer subsidiary, BES.
Wider spreads cause a decline in our tangible net book value, and we may experience increased volatility in our tangible net book value over the near term as the Agency RMBS market reprices to expectations regarding the normalization of Fed monetary policy. Over the longer run, however, wider Agency RMBS spreads improve the expected return on new investments and are beneficial to our business. We believe we are well positioned for the current environment and have the capacity and flexibility to take advantage of more attractive investment opportunities as they arise.
For fiscal year 2021, AGNC’s comprehensive income available to common stockholders totaled $231 million, or $0.44 per common share, compared to $260 million, or $0.47 per common share, for fiscal year 2020. Our average "at risk" leverage, which includes our net TBA position, declined to 7.7x tangible equity for the year, compared to 8.5x for the prior year.
Despite the decline in our "at risk" leverage, our net spread and dollar roll income, excluding estimated catch-up premium amortization, a non-GAAP measure, increased to $3.02 per common share for the year, compared to $2.70 per common share for 2020, due primarily to favorable funding and stable hedge costs throughout the year. Net spread and dollar roll income also benefited from attractive TBA dollar roll opportunities, with TBA dollar roll implied funding rates remaining well below comparable repo funding during the year. As a result, we increased our average dollar roll position to approximately 35% of our investment portfolio for the year, compared to 23% for the prior year and well above typical levels prior to the start of the crisis. As the Fed ends its monthly incremental asset purchases and begins to reduce the size of its balance sheet, we expect a corresponding decline in implied dollar roll financing to levels more consistent with historical averages. Additionally, with the Fed set to begin raising the Federal Funds rate in March 2022, we anticipate similar increases in repo rates. However, given our large hedge position, with interest rate swaps covering nearly 70% of our repo and TBA funding liabilities, we anticipate that these rate increases will have a more muted impact on our total cost of funds.
Lastly, during fiscal year 2021, our portfolio experienced elevated rates of prepayment as compared to pre-crisis levels driven by historically low mortgage rates. For 2021, our Agency RMBS, which excludes our lower coupon holdings held in TBA form, repaid at 23.1% CPR, compared to 19.9% for 2020 and 11.4% for 2019. Quantitative tightening measures by the Fed typically lead to higher mortgage rates and slower rates of prepayments, which should be beneficial to returns on our higher coupon RMBS holdings and new investments. However, multiple factors can impact longer-term rates, as a consequence, this may not be case during the forthcoming quantitative tightening cycle.
For information regarding non-GAAP financial measures, including reconciliations to the most comparable GAAP measure, and information regarding our average implied TBA dollar roll financing for fiscal years 2021, 2020 and 2019, please refer to Results of Operations included in this MD&A below. For further discussion regarding the sensitivity of our tangible net book value to changes in interest rates and mortgage spreads, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this form 10-K.

Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2020	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Dec. 31, 2021 vs Dec. 31, 2020
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.25%	0.25%	0.25%	0.25%	0.25%	—	bps
SOFR:
SOFR Rate	0.07%	0.01%	0.05%	0.05%	0.05%	-2	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	0.06%	0.12%	0.19%	0.24%	0.74%	+68	bps
5-Year Swap	0.24%	0.82%	0.75%	0.83%	1.12%	+88	bps
10-Year Swap	0.71%	1.52%	1.19%	1.26%	1.32%	+61	bps
30-Year Swap	1.15%	1.92%	1.50%	1.52%	1.46%	+31	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.12%	0.16%	0.25%	0.28%	0.73%	+61	bps
5-Year U.S. Treasury	0.36%	0.94%	0.89%	0.97%	1.26%	+90	bps
10-Year U.S. Treasury	0.92%	1.74%	1.47%	1.49%	1.51%	+59	bps
30-Year U.S. Treasury	1.65%	2.41%	2.09%	2.05%	1.90%	+25	bps
30-Year Fixed Rate Agency Price:
2.0%	$103.88	$99.70	$101.09	$100.21	$99.79	-$4.09
2.5%	$105.41	$102.55	$103.48	$103.04	$102.12	-$3.29
3.0%	$104.77	$104.13	$104.27	$104.61	$103.68	-$1.09
3.5%	$105.66	$105.63	$105.28	$105.80	$105.32	-$0.34
4.0%	$106.78	$107.31	$106.53	$107.13	$106.44	-$0.34
4.5%	$108.39	$108.91	$107.66	$108.13	$107.19	-$1.20
15-Year Fixed Rate Agency Price:
1.5%	$102.89	$100.40	$101.23	$100.95	$100.33	-$2.56
2.0%	$104.55	$102.61	$103.19	$102.96	$102.45	-$2.10
2.5%	$104.30	$104.06	$104.29	$104.16	$103.45	-$0.85
3.0%	$104.97	$105.59	$105.05	$105.14	$104.59	-$0.38
3.5%	$106.03	$106.69	$106.83	$106.56	$105.52	-$0.51
4.0%	$106.28	$106.34	$106.19	$106.06	$105.47	-$0.81
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest rates were obtained from Bloomberg.

The following table summarizes mortgage rates and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Dec. 31, 2020	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Dec. 31, 2021 vs Dec. 31, 2020
Mortgage Rate: [1]
30-Year Mortgage Rate	2.87%	3.27%	3.13%	3.18%	3.27%	+40	bps
30-Year Agency Current Coupon	1.34%	2.04%	1.83%	1.97%	2.07%	+73	bps
30-Year Primary to Secondary Spread	1.53%	1.23%	1.30%	1.21%	1.20%	-33	bps
Credit Spread (in bps): [2]
CRT M2	216	235	179	171	182	-34
CMBS AAA	66	69	65	66	68	+2
CDX IG	50	54	48	53	49	-1
________________________________
1. 30-Year Mortgage rates are sourced from Bloomberg; 30-Year Current Coupon rates represent current coupon rates for new production Agency RMBS sourced from Bloomberg; and the 30-Year Primary to Secondary Spreads represent the 30-Year Mortgage Rate and 30-Year Agency Current Coupon rate spread differential as of each date.
2.CRT and CMBS spreads are averages of JP Morgan, Bank of America and Wells Fargo. CRT spreads are discount margins. CMBS spreads are spreads to the swap curve. CDX spreads are sourced from JP Morgan.

FINANCIAL CONDITION
As of December 31, 2021 and 2020, our investment portfolio totaled $82.0 billion and $97.9 billion, respectively, consisting of: $54.4 billion and $66.4 billion investment securities, at fair value, respectively; $27.1 billion and $31.5 billion net TBA securities, at fair value, respectively; and $0.4 billion and zero forward settling non-Agency securities, at fair value, respectively. The following table is a summary of our investment portfolio as of December 31, 2021 and 2020 (dollars in millions):

	December 31, 2021				December 31, 2020
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$2,570	$2,652	3.27%	3%	$9,256	$9,482	2.48%	10%
15-year TBA securities, net [1]	2,056	2,059	1.71%	3%	6,916	6,980	1.74%	7%
Total ≤ 15-year	4,626	4,711	2.57%	6%	16,172	16,462	2.16%	17%
20-year RMBS	1,948	1,942	2.52%	2%	2,409	2,470	2.58%	3%
30-year:
30-year RMBS	47,028	47,695	3.04%	58%	50,312	52,663	3.55%	54%
30-year TBA securities, net [1]	25,128	25,081	2.54%	31%	24,288	24,499	2.05%	25%
Total 30-year	72,156	72,776	2.87%	89%	74,600	77,162	3.06%	79%
Total fixed rate Agency RMBS and TBA securities	78,730	79,429	2.84%	97%	93,181	96,094	2.89%	98%
Adjustable rate Agency RMBS	45	47	2.23%	—%	69	70	2.35%	—%
Multifamily	—	—	—%	—%	17	19	3.31%	—%
CMO Agency RMBS:
CMO	182	188	3.12%	—%	289	301	3.30%	1%
Interest-only strips	31	37	5.60%	—%	45	59	5.57%	—%
Principal-only strips	39	43	—%	—%	60	67	—%	—%
Total CMO Agency RMBS	252	268	4.08%	—%	394	427	4.10%	1%
Total Agency RMBS and TBA securities	79,027	79,744	2.85%	97%	93,661	96,610	2.90%	99%
Non-Agency RMBS [2]	763	767	2.85%	1%	178	188	4.28%	—%
CMBS	505	514	3.60%	1%	333	358	4.13%	—%
CRT	955	974	3.74%	1%	733	737	3.43%	1%
Total investment portfolio	$81,250	$81,999	2.85%	100%	$94,905	$97,893	2.91%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-K.
2.Includes $0.4 billion of forward settling non-Agency securities.
TBA and forward settling securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2021 and 2020, our TBA position and forward settling securities had a net carrying value of $(44) million and $275 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract or forward purchase agreement and the price to be paid or received for the underlying security.
As of December 31, 2021 and 2020, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 2.43% and 2.33%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of December 31, 2021 and 2020 (dollars in millions):

	December 31, 2021
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
1.5%	$1,184	$1,184	$1,185	—%	—%	—%	—%	—	—%
2.0%	914	933	934	6%	102.9%	2.68%	1.29%	13	11%
2.5%	312	329	326	100%	105.4%	3.03%	1.16%	27	13%
3.0%	806	818	848	99%	101.5%	3.55%	2.46%	55	15%
3.5%	869	887	924	100%	102.0%	4.03%	2.73%	52	18%
≥ 4.0%	462	475	494	92%	102.9%	4.61%	2.88%	50	19%
Total ≤ 15-year	4,547	4,626	4,711	55%	102.5%	3.82%	2.44%	49	16%
20-year:
2.0%	1,044	1,076	1,055	—%	103.0%	2.86%	1.42%	14	10%
2.5%	427	446	440	—%	104.4%	3.28%	1.48%	18	14%
3.0%	35	36	37	97%	103.4%	3.78%	2.16%	29	14%
3.5%	169	172	181	81%	101.8%	4.05%	2.95%	101	13%
≥ 4.0%	209	218	229	96%	104.1%	4.74%	3.08%	61	15%
Total 20-year:	1,884	1,948	1,942	21%	103.3%	3.29%	1.77%	28	12%
30-year:
2.0%	15,617	15,673	15,581	3%	100.5%	2.86%	1.92%	8	7%
2.5%	27,578	28,342	28,182	22%	104.1%	3.16%	1.96%	6	7%
3.0%	5,031	5,197	5,234	16%	102.8%	3.61%	2.52%	49	11%
3.5%	8,531	8,917	9,200	86%	104.5%	4.05%	2.59%	83	12%
4.0%	8,696	9,146	9,495	92%	105.2%	4.51%	2.81%	65	15%
≥ 4.5%	4,606	4,881	5,084	97%	106.0%	5.02%	3.06%	53	16%
Total 30-year	70,059	72,156	72,776	40%	103.5%	3.71%	2.36%	38	11%
Total fixed rate	$76,490	$78,730	$79,429	41%	103.5%	3.70%	2.34%	38	11%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of December 31, 2021, lower balance specified pools had a weighted average original loan balance of $119,000 and $117,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 127% and 138% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2021.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of December 31, 2021 and 2020, please refer to Note 3 of our Consolidated Financial Statements included under Item 8 of this Form 10-K.
SUMMARY OF CRITICAL ACCOUNTING ESTIMATES
Our critical accounting estimates involve estimates that require management to make judgments that are subjective in nature. We rely on our experience and analysis of historical and current market data to arrive at what we believe to be reasonable estimates. Under different conditions, we could report materially different amounts based on such estimates. For additional information regarding our significant accounting policies please refer to Note 2 of our Consolidated Financial Statements included under Item 8 of this Form 10-K.
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and contractual terms of these securities, and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, taking into account scheduled contractual payments and estimated prepayments, using the effective interest method. The weighted average cost basis of our securities as of December 31, 2021 was 103.4% of par value; therefore, changes in our actual or projected prepayments can significantly alter the effective yield on our assets.
Future prepayment rates are difficult to predict, and we rely on a third-party service provider and our experience and analysis of historical and current market data to arrive at what we believe to be reasonable estimates. Our third-party service provider estimates prepayment rates over the remaining life of our securities using models that incorporate the forward yield curve, current mortgage rates, mortgage rates on the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the estimated prepayment rates for reasonableness, giving consideration to historical prepayment rates, current market conditions and other factors we believe are likely to impact the rate of prepayments on our portfolio, and based on our judgment we may adjust the third-party estimates.
We review our actual and anticipated prepayment experience on at least a quarterly basis, and effective yields are recalculated when differences arise between (i) our previous prepayment estimates and (ii) actual prepayments to date and current estimates of future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield from inception through the reporting date. We commonly refer to this adjustment as "catch-up" premium amortization or expense.
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K includes the estimated change in the weighted average projected CPR of our investments and in the corresponding weighted average yield on our investments should interest rates instantaneously go up or down by 50, 75 and 100 basis points. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Consequently, our actual experience and future estimates of prepayments could differ materially from our estimates.
At the time we purchase CRT and non-Agency securities that are not of high credit quality, we determine an effective interest rate based on our estimate of the timing and amount of cash flows and our cost basis. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments based on input and analysis received from external sources, internal models, our judgment about interest rates, prepayment rates, including collateral call provisions, timing and amount of estimated credit losses, and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment as adjusted for credit impairment, if any.
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
Selected Financial Data

The following selected financial data is derived from our annual financial statements for the three years ended December 31, 2021. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share amounts):

	December 31,
Balance Sheet Data	2021	2020	2019
Investment securities, at fair value	$54,421	$66,414	$100,442
Total assets	$68,149	$81,817	$113,082
Repurchase agreements and other debt	$47,507	$52,543	$89,410
Total liabilities	$57,858	$70,738	$102,041
Total stockholders' equity	$10,291	$11,079	$11,041
Net book value per common share [1]	$16.76	$17.68	$18.63
Tangible net book value per common share [2]	$15.75	$16.71	$17.66

	Fiscal Year
Statement of Comprehensive Income Data	2021	2020	2019
Interest income	$1,361	$1,519	$2,842
Interest expense	75	674	2,149
Net interest income	1,286	845	693
Other gain (loss), net	(449)	(1,018)	78
Operating expenses	88	93	83
Net income (loss)	749	(266)	688
Dividends on preferred stock	100	96	54
Issuance cost of redeemed preferred stock	—	—	6
Net income (loss) available (attributable) to common stockholders	$649	$(362)	$628

Net income (loss)	$749	$(266)	$688
Other comprehensive income (loss), net	(418)	622	1,040
Comprehensive income	331	356	1,728
Dividends on preferred stock	100	96	54
Issuance cost of redeemed preferred stock	—	—	6
Comprehensive income available to common stockholders	$231	$260	$1,668

Weighted average number of common shares outstanding - basic	528.1	551.6	540.6
Weighted average number of common shares outstanding - diluted	530.0	551.6	541.4
Net income (loss) per common share - basic	$1.23	$(0.66)	$1.16
Net income (loss) per common share - diluted	$1.22	$(0.66)	$1.16
Comprehensive income (loss) per common share - basic	$0.44	$0.47	$3.09
Comprehensive income (loss) per common share - diluted	$0.44	$0.47	$3.08
Dividends declared per common share	$1.44	$1.56	$2.00

	Fiscal Year
Other Data (Unaudited) *	2021	2020	2019
Average investment securities - at par	$53,057	$70,077	$89,234
Average investment securities - at cost	$54,869	$72,543	$92,207
Net TBA portfolio - at par (as of period end) [9]	$27,123	$30,364	$7,322
Net TBA portfolio - at cost (as of period end) [9]	$27,622	$31,204	$7,404
Net TBA portfolio - at market value (as of period end) [9]	$27,578	$31,479	$7,429
Net TBA portfolio - at carrying value (as of period end) [3,9]	$(44)	$275	$25
Average net TBA dollar roll position - at cost	$29,851	$21,224	$9,262
Average total assets - at fair value	$72,908	$88,403	$110,112
Average repurchase agreements and other debt outstanding [4]	$49,923	$69,370	$86,231
Average stockholders' equity [5]	$10,885	$10,684	$10,380
Average tangible net book value "at risk" leverage [6]	7.7:1	8.9:1	9.7:1
Tangible net book value "at risk" leverage (as of period end) [7]	7.7:1	8.5:1	9.4:1
Economic return on tangible common equity [8]	2.9%	3.5%	18.7%
Expenses % of average total assets	0.12%	0.11%	0.08%
Expenses % of average assets, including average net TBA position	0.09%	0.08%	0.07%
Expenses % of average stockholders' equity	0.81%	0.87%	0.80%
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
6.Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average repurchase agreements used to fund our investment securities, other debt, and TBA and forward settling securities (at cost) (collectively "mortgage borrowings") outstanding for the period by the sum of average stockholders' equity adjusted to exclude goodwill for the period. Leverage excludes U.S. Treasury repurchase agreements.
7.Tangible net book value "at risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end by the sum of total stockholders' equity adjusted to exclude goodwill as of period end. Leverage excludes U.S. Treasury repurchase agreements.
8.Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share.
9.Includes net TBA dollar roll position and, if applicable, forward settling securities.
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2021, 2020 and 2019, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods of changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Fiscal Year 2021		Fiscal Year 2020		Fiscal Year 2019
	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$1,730	3.26%	$2,601	3.71%	$3,443	3.84%
Net premium amortization benefit (cost)	(369)	(0.78)%	(1,082)	(1.62)%	(601)	(0.76)%
Interest income (GAAP measure)	1,361	2.48%	1,519	2.09%	2,842	3.08%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(96)	(0.17)%	457	0.63%	104	0.11%
Interest income, excluding "catch-up" premium amortization	1,265	2.31%	1,976	2.72%	2,946	3.19%
TBA dollar roll income - implied interest income [1,2]	528	1.77%	365	1.73%	306	3.30%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$1,793	2.12%	$2,341	2.50%	$3,252	3.20%

Weighted average actual portfolio CPR for investment securities held during the period	23.1%		19.9%		11.4%
Weighted average projected CPR for the remaining life of investment securities held as of period end	10.9%		17.6%		10.8%
30-year fixed rate mortgage rate as of period end [4]	3.27%		2.87%		3.86%
10-year U.S. Treasury rate as of period end	1.51%		0.92%		1.92%
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
4.Source: Bloomberg
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for fiscal years 2021 and 2020 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income

		Due to Change in Average
Fiscal Year 2021 vs 2020	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(158)	$(370)	$212
Estimated "catch-up" premium amortization due to change in CPR forecast	(553)	—	(553)
Interest income, excluding "catch-up" premium amortization	(711)	(370)	(341)
TBA dollar roll income - implied interest income	163	148	15
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(548)	$(222)	$(326)

		Due to Change in Average
Fiscal Year 2020 vs 2019	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(1,323)	$(606)	$(717)
Estimated "catch-up" premium amortization due to change in CPR forecast	353	—	353
Interest income, excluding "catch-up" premium amortization	(970)	(606)	(364)
TBA dollar roll income - implied interest income	59	395	(336)
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(911)	$(211)	$(700)
Our average investment portfolio, inclusive of TBAs (at cost), decreased 10% and 8% for fiscal years 2021 and 2020, respectively, primarily due to reductions in our targeted operating leverage. The decrease in the average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, of 38 and 70 basis points for fiscal years 2021 and 2020, respectively, was largely the result of changes in asset composition and lower prevailing yields on new asset purchases.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2021	$46,999	$48,524	$47,037	$29,014	$27,622	7.6:1	7.7:1
September 30, 2021	$45,847	$49,021	$45,723	$30,312	$28,912	7.5:1	7.5:1
June 30, 2021	$52,374	$60,186	$48,488	$28,082	$27,611	7.6:1	7.9:1
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
December 31, 2020	$53,645	$55,249	$52,543	$33,753	$31,204	8.4:1	8.5:1
September 30, 2020	$61,008	$69,628	$54,558	$27,785	$29,460	8.9:1	8.8:1
June 30, 2020	$69,552	$72,399	$69,370	$15,662	$20,413	8.8:1	9.2:1
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
December 31, 2019	$88,677	$92,672	$89,313	$7,038	$7,404	9.5:1	9.4:1
September 30, 2019	$87,938	$92,420	$90,462	$10,146	$1,820	10.0:1	9.8:1
June 30, 2019	$86,147	$86,969	$85,367	$11,864	$11,086	10.0:1	9.8:1
March 31, 2019	$82,070	$87,877	$86,590	$8,002	$6,885	9.3:1	9.4:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2021, 2020 and 2019 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost:

	Fiscal Year 2021		Fiscal Year 2020		Fiscal Year 2019
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$75	0.15%	$674	0.96%	$2,149	2.46%
TBA dollar roll income - implied interest expense (benefit) [2,3]	(128)	(0.42)%	(60)	(0.27)%	212	2.26%
Economic interest expense (benefit) - before interest rate swap periodic cost, net [4]	(53)	(0.06)%	614	0.67%	2,361	2.44%
Interest rate swap periodic cost (income), net [2,5]	60	0.07%	48	0.05%	(402)	(0.42)%
Total economic interest expense (benefit) (non-GAAP measure)	$7	0.01%	$662	0.72%	$1,959	2.02%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for fiscal years 2021 and 2020 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense

		Due to Change in Average
Fiscal Year 2021 vs 2020	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$(599)	$(189)	$(410)
TBA dollar roll income - implied interest benefit/expense	(68)	(24)	(44)
Interest rate swap periodic cost	12	(1)	13
Total change in economic interest benefit/expense	$(655)	$(214)	$(441)

		Due to Change in Average
Fiscal Year 2020 vs 2019	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$(1,475)	$(415)	$(1,060)
TBA dollar roll income - implied interest benefit/expense	(272)	274	(546)
Interest rate swap periodic cost	450	87	363
Total change in economic interest benefit/expense	$(1,297)	$(54)	$(1,243)

Our average mortgage borrowings, inclusive of TBAs, decreased 12% and 5% for fiscal years 2021 and 2020, respectively, due to reductions in our targeted operating leverage. The decline in the average interest rate on our mortgage borrowings for fiscal years 2021 and 2020 of 73 and 177 basis points, respectively, was due to the combination of lower short-term interest rates and favorable funding opportunities in the TBA dollar roll market.
The change in our interest rate swap periodic cost for fiscal years 2021 and 2020 was a function of our average swap balance outstanding and the average fixed rate paid / floating rate received on our interest rate swaps. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for fiscal years 2021, 2020 and 2019 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2021	2020	2019
Average Agency repo and other debt outstanding	$49,923	$69,370	$86,231
Average net TBA dollar roll position outstanding - at cost	$29,851	$21,224	$9,262
Average mortgage borrowings outstanding	$79,774	$90,594	$95,493
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$48,634	$49,978	$63,890
Ratio of average interest rate swaps to mortgage borrowings outstanding	61%	55%	67%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.17%	0.66%	1.61%
Average interest rate swap receive-floating rate	(0.05)%	(0.56)%	(2.24)%
Average interest rate swap net pay/(receive) rate	0.12%	0.10%	(0.63)%
For fiscal years 2021, 2020 and 2019, we had an average forward starting swap balance of $0.1 billion, $0.8 billion and $3.0 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for fiscal years 2021, 2020 and 2019 was 61%, 56% and 70%, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for fiscal years 2021, 2020 and 2019:

	Fiscal Year
Investment and TBA Securities - Net Interest Spread	2021	2020	2019
Average asset yield, excluding "catch-up" premium amortization	2.12%	2.50%	3.20%
Average aggregate cost of funds	(0.01)%	(0.72)%	(2.02)%
Average net interest spread, excluding "catch-up" premium amortization	2.11%	1.78%	1.18%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for fiscal years 2021, 2020 and 2019 (dollars in millions):

	Fiscal Year
	2021	2020	2019
Net interest income (GAAP measure)	$1,286	$845	$693
TBA dollar roll income, net [1]	656	425	94
Interest rate swap periodic cost (income), net [1]	(60)	(48)	402
Other interest and dividend income [1]	—	3	14
Adjusted net interest and dollar roll income	1,882	1,225	1,203
Operating expense	(88)	(93)	(83)
Net spread and dollar roll income	1,794	1,132	1,120
Dividend on preferred stock	100	96	54
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	1,694	1,036	1,066
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(96)	457	104
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$1,598	$1,493	$1,170

Weighted average number of common shares outstanding - basic	528.1	551.6	540.6
Weighted average number of common shares outstanding - diluted	530.0	552.7	541.4
Net spread and dollar roll income per common share - basic	$3.21	$1.88	$1.97
Net spread and dollar roll income per common share - diluted	$3.20	$1.87	$1.97
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$3.03	$2.71	$2.16
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$3.02	$2.70	$2.16
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for fiscal years 2021, 2020 and 2019 (in millions):

	Fiscal Year
Gain (Loss) on Investment Securities, Net [1]	2021	2020	2019
Gain (loss) on sale of investment securities, net	$(57)	$1,126	$388
Unrealized gain (loss) on investment securities measured at fair value through net income, net [2]	(1,502)	319	2,014
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income, net	(418)	622	1,040
Total gain (loss) on investment securities, net	$(1,977)	$2,067	$3,442
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2021, 2020 and 2019 (in millions):

	Fiscal Year
	2021	2020	2019
TBA securities, dollar roll income	$656	$425	$94
TBA securities, mark-to-market gain/(loss)	(1,208)	1,072	317
Forward settling non-Agency securities, mark-to-market gain/(loss)	5	—	—
Interest rate swaps, periodic cost/(income)	(60)	(48)	402
Interest rate swaps, mark-to-market gain/(loss)	1,177	(2,718)	(2,047)
Payer swaptions	23	(156)	(26)
U.S. Treasury securities - short position	444	(905)	(967)
U.S. Treasury securities - long position	(25)	102	11
U.S. Treasury futures contracts - short position	42	(106)	(109)
Other	56	(129)	1
Total gain (loss) on derivative instruments and other securities, net	$1,110	$(2,463)	$(2,324)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.
Estimated Taxable Income (Loss)
For the fiscal years 2021, 2020 and 2019, we had estimated taxable income (loss) available (attributable) to common stockholders of $(488) million, $745 million and $620 million, respectively, or $(0.92), $1.35 and $1.15 per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year.

The following is a reconciliation of our GAAP net income to our estimated taxable income for fiscal years 2021, 2020 and 2019 (dollars in millions, except per share amounts):

	Fiscal Year
	2021	2020	2019
Net income/(loss)	$749	$(266)	$688
Book to tax differences:
Premium amortization, net	(300)	292	91
Realized gain/loss, net	(2,363)	1,535	1,530
Net capital loss/(utilization of net capital loss carryforward)	—	(394)	212
Unrealized (gain)/loss, net	1,428	(321)	(1,838)
Other	(2)	(5)	(9)
Total book to tax differences	(1,237)	1,107	(14)
REIT taxable income (loss)	(488)	841	674
REIT taxable income attributed to preferred stock	—	96	54
REIT taxable income (loss), attributed to common stock	$(488)	$745	$620
Weighted average common shares outstanding - basic	528.1	551.6	540.6
Weighted average common shares outstanding - diluted	528.1	552.7	541.4
REIT taxable income (loss) per common share - basic	$(0.92)	$1.35	$1.15
REIT taxable income (loss) per common share - diluted	$(0.92)	$1.35	$1.15

Beginning net capital loss carryforward	$—	$394	$182
Increase (decrease) in net capital loss carryforward	—	(394)	212
Ending net capital loss carryforward	$—	$—	$394
Ending net capital loss carryforward per common share	$—	$—	$0.73
Given our taxable loss for fiscal year 2021, we do not expect to incur a tax liability for this period. We also did not incur income or excise tax liabilities for fiscal years 2020 or 2019 as we distributed all of our taxable income for these periods within the time limits prescribed by the Internal Revenue Code. Please refer to Note 9 to our Consolidated Financial Statements included in this Form 10-K for a summary of dividends declared on our common and preferred stock during fiscal years 2021, 2020 and 2019.

LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on our ability to maintain adequate levels of liquidity and capital resources to fund day-to-day operations, fulfill collateral requirements under our funding and derivative agreements, and to satisfy our dividend distribution requirement of at least 90% of our taxable income to maintain our qualification as a REIT. Our primary sources of liquidity are unencumbered cash and securities, borrowings available under repurchase agreements, TBA dollar roll financing and monthly receipts of principal and interest payments. We may also conduct asset sales, change our asset or funding mix, issue equity or undertake other capital enhancing actions to maintain adequate levels of liquidity and capital resources. There are various risks and uncertainties that can impact our liquidity, such as those described in Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures of Market Risks sections of this Form 10-K. In assessing our liquidity, we consider a number of factors, including our current leverage, collateral levels, access to capital markets, overall market conditions, and the sensitivity of our tangible net book value over a range of scenarios. We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy.
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.7x and 8.5x as of December 31, 2021 and 2020, respectively. The following table includes a summary of our mortgage borrowings outstanding as of December 31, 2021 and 2020 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2021		December 31, 2020
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1,2]	$46,911	63%	$52,366	63%
Debt of consolidated variable interest entities, at fair value	126	—%	177	—%
Total debt	47,037	63%	52,543	63%
TBA and forward settling non-Agency securities, at cost	27,622	37%	31,204	37%
Total mortgage borrowings	$74,659	100%	$83,747	100%
________________________________
1.As of December 31, 2021 and 2020, 42% and 46%, respectively, of our repurchase agreements were funded through the Fixed Income Clearing Corporation's GCF Repo service.
2.Amounts exclude U.S. Treasury repurchase agreements.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of December 31, 2021, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of December 31, 2021, our portfolio largely consisted of lower coupon TBA securities, which are not subject to monthly principal pay-downs, and higher coupon holdings concentrated in high quality, specified Agency RMBS pools, which have a lower risk of prepayment than similar coupon generic Agency RMBS.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During fiscal year 2021, haircuts remained stable. As of December 31, 2021, the weighted average haircut on our repurchase agreements was approximately 3.8% of the value of our collateral, compared to 4.6% as of December 31, 2020.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of December 31, 2021, our unencumbered assets totaled 67% of our tangible net equity, compared to 60% as of December 31, 2020. The majority of our liquidity is held at AGNC, but we also maintain capital and excess liquidity at Bethesda Securities to meet regulatory standards, satisfy counterparty and clearing organization expectations, and for risk management purposes. As of December 31, 2021, we had cash and unencumbered Agency RMBS and U.S. Treasury securities totaling $4.9 billion, or 50% of our tangible equity, which excludes unencumbered CRT and non-Agency securities and assets held at Bethesda Securities, compared to $5.4 billion and 51%, respectively, as of December 31, 2020.

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
As of December 31, 2021, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was approximately 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing less than 5% of our tangible stockholders' equity. As of December 31, 2021, approximately 7% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of December 31, 2021, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
Asset Sales
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). The vitality of these markets enables us to sell assets under most market conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). Under certain market conditions, however, we may be unable to realize the full "pay-up" value of our specified pool securities, or the incremental value in excess of equivalent coupon generic Agency RMBS. We attempt to manage this risk by maintaining at least a minimum level of securities that trade at or near TBA values that in our estimation enhances our portfolio liquidity across a wide range of market conditions.
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock when the price of our common stock trades below our tangible net book value or issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-K for further details regarding our recent equity capital transactions.
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
Forward looking statements are based on management’s assumptions, projections and beliefs as of the date of this Annual Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
•changes in U.S. monetary policy or interest rates, including actions taken by the Fed to normalize monetary policy, to reduce its purchases of Agency RMBS and to address the size of its U.S. Treasury and Agency RMBS bond portfolio;
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
Item 7A. Quantitative and Qualitative Disclosures about Market Risk
Market risk is the exposure to loss resulting from changes in market factors such as interest rates, foreign currency exchange rates, commodity prices and equity prices. The primary market risks that we are exposed to are interest rate, prepayment, spread, liquidity, extension and credit risks.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of December 31, 2021 and 2020 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2021 and 2020.
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

Interest Rate Sensitivity [1,2]
	December 31, 2021		December 31, 2020
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.6%	-6.4%	-0.9%	-9.7%
-50 Basis Points	-0.2%	-2.3%	-0.5%	-5.8%
-25 Basis Points	0.0%	-0.3%	-0.2%	-2.1%
+25 Basis Points	-0.1%	-1.3%	0.0%	0.4%
+50 Basis Points	-0.4%	-3.8%	-0.1%	-1.1%
+75 Basis Points	-0.7%	-7.4%	-0.4%	-4.0%
________________________________
1.Derived from models that are dependent on inputs and assumptions, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes. Interest rates are assumed to be floored at 0% in down rate scenarios.
Prepayment Risk
Prepayment risk is the risk that our assets will be repaid at a faster rate than anticipated. Interest rates and numerous other factors affect the rate of prepayments, such as housing prices, general economic conditions, loan age, size and loan-to-value ratios, and GSE buyouts of delinquent loans underlying our securities. Generally, declining mortgage rates increase the rate of prepayments, while rising rates have the opposite effect.
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
As of December 31, 2021 and 2020, our investment securities (excluding TBAs) had a weighted average projected CPR of 10.9% and 17.6%, respectively, and a weighted average yield of 2.43% and 2.33%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	December 31, 2021		December 31, 2020
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	17.0%	2.21%	23.9%	1.99%
-50 Basis Points	14.1%	2.30%	21.9%	2.09%
-25 Basis Points	12.2%	2.37%	19.7%	2.20%
Actual as of Period End	10.9%	2.43%	17.6%	2.33%
+25 Basis Points	9.9%	2.47%	15.9%	2.38%
+50 Basis Points	9.1%	2.51%	14.3%	2.45%
+75 Basis Points	8.4%	2.54%	13.0%	2.51%
________________________________
1.Derived from models that are dependent on inputs and assumptions and assumes a static portfolio. Actual results could differ materially from these estimates. Table excludes TBA securities.
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of December 31, 2021 and 2020 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.4 and 4.4 years as of December 31, 2021 and 2020, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	December 31, 2021		December 31, 2020
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.7%	+27.1%	+2.2%	+23.9%
-25 Basis Points	+1.4%	+13.6%	+1.1%	+11.9%
-10 Basis Points	+0.5%	+5.4%	+0.4%	+4.8%
+10 Basis Points	-0.5%	-5.4%	-0.4%	-4.8%
+25 Basis Points	-1.4%	-13.6%	-1.1%	-11.9%
+50 Basis Points	-2.7%	-27.1%	-2.2%	-23.9%
________________________________
1.Spread sensitivity is derived from models that are dependent on inputs and assumptions, assumes there are no changes in interest rates and assumes a static portfolio. Actual results could differ materially from these estimates.
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
As of December 31, 2021, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-K for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of December 31, 2021, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was approximately 2% and less than 1%, respectively, of tangible stockholders' equity.

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

The consolidated financial statements as of December 31, 2021 and 2020 and fiscal years 2021, 2020 and 2019 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audit. For further information refer to the Ernst & Young LLP (PCAOB ID: 42) audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2021, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2021. The effectiveness of our internal control over financial reporting as of December 31, 2021 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. maintained, in all material respects, effective internal control over financial reporting as of December 31, 2021, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of AGNC Investment Corp. as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes, and our report dated February 23, 2022 expressed an unqualified opinion thereon.

Basis for Opinion

AGNC Investment Corp.’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on AGNC Investment Corp.’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to AGNC Investment Corp. in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 23, 2022

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. (the Company) as of December 31, 2021 and 2020, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2021, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of AGNC Investment Corp. at December 31, 2021 and 2020, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2021, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2021, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 23, 2022 expressed an unqualified opinion thereon.

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
As of December 31, 2021, the Company’s investment securities had a net unamortized premium balance of $1.8 billion, including interest and principal-only securities, and it recorded $0.4 billion of net premium amortization for the year then ended. As explained in Note 2 to the financial statements, premiums or discounts associated with the purchase of Agency residential mortgage-backed securities (“Agency RMBS") and non-Agency mortgage-backed securities of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. The effective yield on the Company’s Agency RMBS and non-Agency mortgage-backed securities of high credit quality is highly impacted by the Company’s estimate of future prepayments. The Company estimates long-term prepayment speeds of such securities using a third-party service provider and market data. The third-party service provider estimates long-term prepayment speeds using models that incorporate the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors.

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

Tysons, Virginia
February 23, 2022

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2021	2020
Assets:
Agency securities, at fair value (including pledged securities of $47,601 and $53,698, respectively)	$52,396	$64,836
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	208	295
Credit risk transfer securities, at fair value (including pledged securities of $510 and $455, respectively)	974	737
Non-Agency securities, at fair value (including pledged securities of $571 and $458, respectively)	843	546
U.S. Treasury securities, at fair value (including pledged securities of $471 and $0, respectively)	471	—
Cash and cash equivalents	998	1,017
Restricted cash	527	1,307
Derivative assets, at fair value	317	391
Receivable for investment securities sold (including pledged securities of $0 and $207, respectively)	—	210
Receivable under reverse repurchase agreements	10,475	11,748
Goodwill	526	526
Other assets	414	204
Total assets	$68,149	$81,817
Liabilities:
Repurchase agreements	$47,381	$52,366
Debt of consolidated variable interest entities, at fair value	126	177
Payable for investment securities purchased	80	6,157
Derivative liabilities, at fair value	86	2
Dividends payable	88	90
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	9,697	11,727
Accounts payable and other liabilities	400	219
Total liabilities	57,858	70,738
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538	1,489	1,489
Common stock - $0.01 par value; 1,500 shares authorized; 522.2 and 539.5 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,710	13,972
Retained deficit	(5,214)	(5,106)
Accumulated other comprehensive income	301	719
Total stockholders' equity	10,291	11,079
Total liabilities and stockholders' equity	$68,149	$81,817
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	For the year ended December 31,
	2021	2020	2019
Interest income:
Interest income	$1,361	$1,519	$2,842
Interest expense	75	674	2,149
Net interest income	1,286	845	693
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(57)	1,126	388
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(1,502)	319	2,014
Gain (loss) on derivative instruments and other securities, net	1,110	(2,463)	(2,324)
Total other gain (loss), net:	(449)	(1,018)	78
Expenses:
Compensation and benefits	54	56	47
Other operating expense	34	37	36
Total operating expense	88	93	83
Net income (loss)	749	(266)	688
Dividends on preferred stock	100	96	54
Issuance costs of redeemed preferred stock	—	—	6
Net income (loss) available (attributable) to common stockholders	$649	$(362)	$628

Net income (loss)	$749	$(266)	$688
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(418)	622	1,040
Comprehensive income	331	356	1,728
Dividends on preferred stock	100	96	54
Issuance costs of redeemed preferred stock	—	—	6
Comprehensive income available to common stockholders	$231	$260	$1,668

Weighted average number of common shares outstanding - basic	528.1	551.6	540.6
Weighted average number of common shares outstanding - diluted	530.0	551.6	541.4
Net income (loss) per common share - basic	$1.23	$(0.66)	$1.16
Net income (loss) per common share - diluted	$1.22	$(0.66)	$1.16
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2018	$484	536.3	$5	$13,793	$(3,433)	$(943)	$9,906
Net income	—	—	—	—	688	—	688
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	1,040	1,040
Stock-based compensation, net	—	0.1	—	13	—	—	13
Issuance of preferred stock, net of offering cost	617	—	—	—	—	—	617
Redemption of preferred stock	(169)	—	—	—	(6)	—	(175)
Issuance of common stock, net of offering cost	—	11.4	—	190	—	—	190
Repurchase of common stock	—	(6.9)	—	(103)	—	—	(103)
Preferred dividends declared	—	—	—	—	(54)	—	(54)
Common dividends declared	—	—	—	—	(1,081)	—	(1,081)
Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(266)	—	(266)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	622	622
Stock-based compensation, net	—	0.1	—	18	—	—	18
Issuance of preferred stock, net of offering cost	557	—	—	—	—	—	557
Issuance of common stock, net of offering cost	—	26.7	1	438	—	—	439
Repurchase of common stock	—	(28.2)	(1)	(377)	—	—	(378)
Preferred dividends declared	—	—	—	—	(96)	—	(96)
Common dividends declared	—	—	—	—	(858)	—	(858)
Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	749	—	749
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(418)	(418)
Stock-based compensation, net	—	0.4	—	19	—	—	19
Repurchase of common stock	—	(17.7)	—	(281)	—	—	(281)
Preferred dividends declared	—	—	—	—	(100)	—	(100)
Common dividends declared	—	—	—	—	(757)	—	(757)
Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	For the year ended December 31,
	2021	2020	2019
Operating activities:
Net income (loss)	$749	$(266)	$688
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	369	1,082	601
Stock-based compensation, net	19	18	13
(Gain) loss on sale of investment securities, net	57	(1,126)	(388)
Unrealized (gain) loss on investment securities measured at fair value through net income, net	1,502	(319)	(2,014)
(Gain) loss on derivative instruments and other securities, net	(1,110)	2,463	2,324
(Increase) decrease in other assets	(29)	119	(35)
Decrease in accounts payable and other accrued liabilities	(17)	(224)	(9)
Net cash provided by operating activities	1,540	1,747	1,180
Investing activities:
Purchases of Agency mortgage-backed securities	(45,345)	(56,521)	(47,548)
Purchases of credit risk transfer and non-Agency securities	(2,031)	(765)	(1,406)
Proceeds from sale of Agency mortgage-backed securities	34,595	77,294	23,212
Proceeds from sale of credit risk transfer and non-Agency securities	1,434	896	1,437
Principal collections on Agency mortgage-backed securities	15,042	17,373	12,810
Principal collections on credit risk transfer and non-Agency securities	84	131	20
Payments on U.S. Treasury securities	(22,055)	(24,497)	(26,823)
Proceeds from U.S. Treasury securities	19,795	25,978	13,555
Net proceeds from (payments on) reverse repurchase agreements	1,272	(1,530)	11,962
Net proceeds from (payments on) derivative instruments	1,045	(1,834)	(1,437)
Net cash provided by investing activities	3,836	36,525	(14,218)
Financing activities:
Proceeds from repurchase arrangements	2,189,555	3,133,008	4,234,972
Payments on repurchase agreements	(2,194,540)	(3,169,824)	(4,221,507)
Payments on debt of consolidated variable interest entities	(49)	(62)	(55)
Net proceeds from preferred stock issuances	—	557	617
Payments for preferred stock repurchases	—	—	(175)
Net proceeds from common stock issuances	—	439	190
Payments for common stock repurchases	(281)	(378)	(103)
Cash dividends paid	(860)	(970)	(1,139)
Net cash (used in) provided by financing activities	(6,175)	(37,230)	12,800
Net change in cash, cash equivalents and restricted cash	(799)	1,042	(238)
Cash, cash equivalents and restricted cash at beginning of period	2,324	1,282	1,520
Cash, cash equivalents and restricted cash at end of period	$1,525	$2,324	$1,282

Supplemental disclosure to cash flow information:
Interest paid	$89	$866	$2,097
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
At the time we purchase CRT securities and non-Agency MBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates, including collateral call provisions, and the impact of default and severity rates on the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments based on inputs and analysis received from external sources, internal models, and our judgment regarding such inputs and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment adjusted for credit impairments, if any.
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
Consolidated Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. As of December 31, 2021 and 2020, our consolidated financial statements reflect the consolidation of certain VIEs for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements, and interest rate swaps and other derivative instruments.
Goodwill
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recognized as an asset on our consolidated balance sheets. As of December 31, 2021 and 2020, we had $526 million of goodwill related to our acquisition of AGNC Management, LLC, our former manager, on July 1, 2016. Goodwill is not subject to amortization but must be tested for impairment at least annually and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to the reporting unit's fair value. If the reporting units' carrying value is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value. During each of the three fiscal years ended December 31, 2021, we did not recognize a goodwill impairment charge.
Stock-Based Compensation
Under our Amended and Restated AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan (the "2016 Equity Plan" or "the Plan"), we may grant equity-based compensation to our officers and other employees and non-employee directors for the purpose of providing incentives and rewards for service or performance. Stock-based awards issued under the Plan include time-based and performance-based restricted stock unit awards ("RSU" and "PSU" awards, respectively), but may include other forms of equity-based compensation. RSU and PSU awards are an agreement to issue an equivalent number of shares of our common stock, plus any equivalent shares for dividends declared on our common stock, at the time the award vests, or later if distribution of such shares has been deferred beyond the vesting date. RSU awards vest over a specified service period. PSU awards vest over a specified service period subject to achieving long-term performance criteria.
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

Note 3. Investment Securities
As of December 31, 2021 and 2020, our investment portfolio consisted of: $54.4 billion and $66.4 billion investment securities, at fair value, respectively; $27.1 billion and $31.5 billion net TBA securities, at fair value, respectively; and $0.4 billion and zero forward settling non-Agency securities, at fair value, respectively. Our net TBA position and forward settling non-Agency securities are reported at their net carrying value totaling $(44) million and $275 million as of December 31, 2021 and 2020, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position and forward settling non-Agency securities represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of December 31, 2021 and 2020, our investment securities had a net unamortized premium balance of $1.8 billion and $2.4 billion, respectively.

The following tables summarize our investment securities as of December 31, 2021 and 2020, excluding TBA and forward settling securities, (dollars in millions). Details of our TBA and forward settling securities as of each of the respective dates are included in Note 5.

	December 31, 2021		December 31, 2020
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$51,546	$52,289	$61,977	$64,615
Adjustable rate	45	47	69	70
CMO	182	188	289	301
Interest-only and principal-only strips	70	80	105	126
Multifamily	—	—	17	19
Total Agency RMBS	51,843	52,604	62,457	65,131
Non-Agency RMBS	325	329	178	188
CMBS	505	514	333	358
CRT securities	955	974	733	737
Total investment securities	$53,628	$54,421	$63,701	$66,414

	December 31, 2021
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$6,345	$2,111	$2	$—	$—	$—	$8,458
Unamortized discount	(3)	(1)	—	—	—	—	(4)
Unamortized premium	299	105	—	—	—	—	404
Amortized cost	6,641	2,215	2	—	—	—	8,858
Gross unrealized gains	234	67	—	—	—	—	301
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	6,875	2,282	2	—	—	—	9,159
Securities remeasured at fair value through earnings:
Par value	27,952	13,680	3	327	508	950	43,420
Unamortized discount	(14)	(4)	—	(6)	(6)	(7)	(37)
Unamortized premium	924	444	—	4	3	12	1,387
Amortized cost	28,862	14,120	3	325	505	955	44,770
Gross unrealized gains	517	213	—	6	11	21	768
Gross unrealized losses	(181)	(89)	—	(2)	(2)	(2)	(276)
Total securities remeasured at fair value through earnings	29,198	14,244	3	329	514	974	45,262
Total securities, at fair value	$36,073	$16,526	$5	$329	$514	$974	$54,421
Weighted average coupon as of December 31, 2021	3.09%	2.98%	4.69%	3.33%	3.60%	3.74%	3.08%
Weighted average yield as of December 31, 2021 [1]	2.38%	2.29%	2.54%	5.68%	4.28%	4.47%	2.43%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.9% based on forward rates as of December 31, 2021.

	December 31, 2020
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$9,325	$3,416	$2	$—	$—	$—	$12,743
Unamortized discount	(4)	(1)	—	—	—	—	(5)
Unamortized premium	389	152	—	—	—	—	541
Amortized cost	9,710	3,567	2	—	—	—	13,279
Gross unrealized gains	539	180	—	—	—	—	719
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	10,249	3,747	2	—	—	—	13,998
Securities remeasured at fair value through earnings:
Par value	32,824	14,447	3	187	331	735	48,527
Unamortized discount	(18)	(1)	—	(12)	(3)	(12)	(46)
Unamortized premium	1,314	607	—	4	6	10	1,941
Amortized cost	34,120	15,053	3	179	334	733	50,422
Gross unrealized gains	1,280	683	—	11	28	12	2,014
Gross unrealized losses	(5)	(1)	—	(2)	(4)	(8)	(20)
Total securities remeasured at fair value through earnings	35,395	15,735	3	188	358	737	52,416
Total securities, at fair value	$45,644	$19,482	$5	$188	$358	$737	$66,414
Weighted average coupon as of December 31, 2020	3.30%	3.56%	4.73%	4.28%	4.13%	3.43%	3.39%
Weighted average yield as of December 31, 2020 [1]	2.25%	2.39%	2.46%	4.33%	4.29%	3.71%	2.33%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 17.6% based on forward rates as of December 31, 2020.
As of December 31, 2021 and 2020, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	December 31, 2021			December 31, 2020
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$164	$10	$—	$—	$35
AA	—	21	111	—	20	190
A	17	28	45	—	32	28
BBB	75	51	85	28	83	55
BB	126	43	126	167	36	43
B	327	7	117	304	6	7
Not Rated	429	15	20	238	11	—
Total	$974	$329	$514	$737	$188	$358
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of December 31, 2021 and 2020, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 10.9% and 17.6%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2021 and 2020 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2021				December 31, 2020
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$1,677	$1,642	3.64%	3.69%	$3,642	$3,569	3.56%	2.15%
> 3 years and ≤ 5 years	11,214	10,868	3.97%	2.74%	47,740	45,578	3.54%	2.42%
> 5 years and ≤10 years	36,936	36,490	2.87%	2.32%	15,019	14,541	2.87%	2.08%
> 10 years	4,594	4,628	2.48%	2.09%	13	13	5.56%	3.59%
Total	$54,421	$53,628	3.08%	2.43%	$66,414	$63,701	3.39%	2.33%
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2021, 2020 and 2019 by investment classification of accounting (in millions):

	Fiscal Year 2021			Fiscal Year 2020			Fiscal Year 2019
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(4,972)	$(30,903)	$(35,875)	$(2,310)	$(74,964)	$(77,274)	$(732)	$(23,040)	$(23,772)
Proceeds from investment securities sold [1]	5,008	30,810	35,818	2,391	76,009	78,400	723	23,437	24,160
Net gain (loss) on sale of investment securities	$36	$(93)	$(57)	$81	$1,045	$1,126	$(9)	$397	$388

Gross gain on sale of investment securities	$36	$176	$212	$81	$1,149	$1,230	$—	$401	$401
Gross loss on sale of investment securities	—	(269)	(269)	—	(104)	(104)	(9)	(4)	(13)
Net gain (loss) on sale of investment securities	$36	$(93)	$(57)	$81	$1,045	$1,126	$(9)	$397	$388
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2021, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of December 31, 2021 and 2020, we had $47.4 billion and $52.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2021 and 2020 (dollars in millions):

	December 31, 2021			December 31, 2020
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$23,747	0.14%	13	$29,505	0.22%	12
> 1 to ≤ 3 months	14,781	0.15%	61	13,434	0.27%	57
> 3 to ≤ 6 months	4,576	0.19%	154	7,317	0.28%	142
> 6 to ≤ 9 months	2,445	0.21%	264	660	0.24%	208
> 9 to ≤ 12 months	1,362	0.23%	307	1,450	0.15%	354
Total Agency repo	46,911	0.15%	63	52,366	0.24%	54
U.S. Treasury repo:
> 1 day to ≤ 1 month	470	(0.05)%	4	—	—%	—
Total	$47,381	0.15%	63	$52,366	0.24%	54
As of December 31, 2021 and 2020, $0.8 billion and $11.2 billion, respectively, of our repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of December 31, 2021, we had $9.8 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 3 days and a weighted average interest rate of 0.08%. As of December 31, 2020, we had $2.9 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 0.12%. As of December 31, 2021 and 2020, 43% and 47%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 42% and 46% of our repurchase agreement funding outstanding as of December 31, 2021 and 2020, respectively.
During fiscal year 2020, we terminated $3.7 billion of repurchase agreements with a weighted average interest rate of 2.11% and a weighted average remaining maturity of 2.2 years. The terminated agreements were replaced with shorter duration repurchase agreements at lower prevailing market rates. We recognized losses on debt extinguishment of $146 million in other gain (loss), net for fiscal year 2020 associated with the terminated repurchase agreements. We did not terminate any repurchase agreements during fiscal years 2021 and 2019.
Reverse Repurchase Agreements
As of December 31, 2021 and 2020, we had $10.5 billion and $11.7 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $9.7 billion and $11.7 billion, respectively. As of December 31, 2021 and 2020, $3.0 billion and $3.6 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2021 and 2020 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2021	2020
Interest rate swaps [1]	Derivative assets, at fair value	$—	$—
Swaptions	Derivative assets, at fair value	290	116
TBA and forward settling non-Agency securities	Derivative assets, at fair value	27	275
Total derivative assets, at fair value		$317	$391

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(71)	—
U.S. Treasury futures - short	Derivative liabilities, at fair value	(15)	(2)
Total derivative liabilities, at fair value		$(86)	$(2)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$471	$—
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(9,697)	(11,727)
Total U.S. Treasury securities, net at fair value		$(9,226)	$(11,727)
________________________________
1.As of December 31, 2021 and 2020, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $1.6 billion and $0.4 billion respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2021 and 2020 (dollars in millions):

	December 31, 2021				December 31, 2020
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$22,500	0.10%	0.05%	2.0	$8,750	0.04%	0.08%	2.4
> 3 to ≤ 5 years	16,800	0.22%	0.06%	4.0	17,000	0.10%	0.08%	4.1
> 5 to ≤ 7 years	6,050	0.29%	0.05%	6.0	9,800	0.21%	0.08%	5.8
> 7 to ≤ 10 years	4,400	0.46%	0.05%	8.5	6,200	0.28%	0.07%	8.5
> 10 years	1,475	0.47%	0.05%	13.2	1,475	0.47%	0.07%	14.2
Total	$51,225	0.20%	0.05%	4.0	$43,225	0.15%	0.08%	5.1

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	December 31, 2021	December 31, 2020
SOFR	75%	71%
OIS	25%	29%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
December 31, 2021
≤ 1 year	$101	$64	6	$3,800	1.81%	8.5
> 1 year ≤ 2 years	128	147	20	5,150	1.69%	10.0
> 2 year ≤ 3 years	99	79	28	4,050	2.35%	10.0
Total	$328	$290	18	$13,000	1.93%	9.6

December 31, 2020
≤ 1 year	$123	$15	5	$5,900	2.17%	9.2
> 1 year ≤ 2 years	41	33	20	2,000	1.38%	10.0
> 2 year ≤ 3 years	65	60	33	2,250	1.40%	10.0
> 3 year ≤ 4 years	8	8	40	250	1.43%	10.0
Total	$237	$116	15	$10,400	1.84%	9.5
________________________________
1.As of December 31, 2021 and 2020, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of December 31, 2021, 95% and 5% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively. As of December 31, 2020, 67% and 33% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively.

U.S. Treasury Securities	December 31, 2021			December 31, 2020
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$(310)	$(306)	$(293)	$(425)	$(425)	$(425)
7 years	(1,218)	(1,218)	(1,206)	(1,083)	(1,081)	(1,089)
10 years	(7,590)	(7,593)	(7,727)	(9,780)	(9,862)	(10,213)
Total U.S. Treasury securities	$(9,118)	$(9,117)	$(9,226)	$(11,288)	$(11,368)	$(11,727)
________________________________
1.As of December 31, 2021 and 2020, short U.S. Treasury securities totaling $(9.7) billion and $(11.7) billion, at fair value, respectively, had a weighted average yield of 1.56% and 1.20%, respectively, and, as of December 31, 2021, long U.S. Treasury securities totaling $0.5 billion, at fair value, had a weighted average yield of 1.18% as of December 31, 2021.

U.S. Treasury Futures	December 31, 2021				December 31, 2020
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(1,500)	$(1,942)	$(1,957)	$(15)	$(1,000)	$(1,379)	$(1,381)	$(2)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2021				December 31, 2020
TBA Securities by Coupon [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.0%	$2,039	$2,056	$2,059	3	$6,540	$6,708	$6,771	$63
2.5%	—	—	—	—	200	208	209	1
Total 15-Year TBA securities	2,039	2,056	2,059	3	6,740	6,916	6,980	64
30-Year TBA securities:
≤ 2.0%	2,892	2,872	2,874	2	19,805	20,314	20,480	166
2.5%	17,602	17,953	17,914	(39)	3,167	3,291	3,335	44
3.0%	3,559	3,692	3,682	(10)	528	552	553	1
3.5%	581	611	611	—	124	131	131	—
Total 30-Year TBA securities, net	24,634	25,128	25,081	(47)	23,624	24,288	24,499	211
Total TBA securities, net	$26,673	$27,184	$27,140	$(44)	$30,364	$31,204	$31,479	$275
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
2.Table excludes forward settling non-Agency securities totaling $0.4 billion market value and $0.2 million net carrying value as of December 31, 2021.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2021, 2020 and 2019 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2021:
TBA securities, net	$30,364	352,658	(356,349)	$26,673	$(552)
Forward settling non-Agency securities	$—	1,800	(1,350)	$450	5
Interest rate swaps - payer	$43,225	9,000	(1,000)	$51,225	1,117
Payer swaptions	$10,400	8,050	(5,450)	$13,000	23
U.S. Treasury securities - short position	$(11,287)	(12,691)	14,388	$(9,590)	444
U.S. Treasury securities - long position	$—	7,618	(7,146)	$472	(25)
U.S. Treasury futures contracts - short position	$(1,000)	(6,000)	5,500	$(1,500)	42
					$1,054
Fiscal Year 2020:
TBA securities, net	$7,322	286,586	(263,544)	$30,364	$1,497
Interest rate swaps - payer	$79,075	101,950	(137,800)	$43,225	(2,766)
Payer swaptions	$8,850	7,000	(5,450)	$10,400	(156)
U.S. Treasury securities - short position	$(9,224)	(18,912)	16,849	$(11,287)	(905)
U.S. Treasury securities - long position	$95	7,011	(7,106)	$—	102
U.S. Treasury futures contracts - short position	$(1,000)	(4,000)	4,000	$(1,000)	(106)
					$(2,334)

Fiscal Year 2019:
TBA securities, net	$7,152	95,169	(94,999)	$7,322	$411
Interest rate swaps - payer	$51,625	166,975	(139,525)	$79,075	(1,645)
Interest rate swaps - receiver	$—	(175)	175	$—	—
Payer swaptions	$3,500	7,650	(2,300)	$8,850	(26)
U.S. Treasury securities - short position	$(21,345)	(12,601)	24,722	$(9,224)	(967)
U.S. Treasury securities - long position	$45	1,776	(1,726)	$95	11
U.S. Treasury futures contracts - short position	$(1,650)	(5,300)	5,950	$(1,000)	(109)
					$(2,325)
________________________________
1.Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Amounts for fiscal year 2020 exclude $146 million of losses on debt extinguishment (see Note 4).

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
As of December 31, 2021, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of December 31, 2021, approximately 7% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2021 and 2020 (in millions):

	December 31, 2021
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$46,943	$208	$739	$47,890
CRT - fair value	510	—	—	510
Non-Agency - fair value	571	—	—	571
U.S. Treasury securities - fair value	1,084	—	208	1,292
Accrued interest on pledged securities	117	1	2	120
Restricted cash	15	—	512	527
Total	$49,240	$209	$1,461	$50,910

	December 31, 2020
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$53,401	$295	$623	$54,319
CRT - fair value	455	—	—	455
Non-Agency - fair value	458	—	—	458
Accrued interest on pledged securities	147	1	2	150
Restricted cash	417	—	890	1,307
Total	$54,878	$296	$1,515	$56,689
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $81 million and $119 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2021 and 2020, respectively.
3.Includes deposits under brokerage and clearing agreements.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2021 and 2020 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2021			December 31, 2020
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$24,548	$24,075	$61	$29,674	$28,208	$82
> 30 and ≤ 60 days	7,869	7,735	19	8,438	8,013	23
> 60 and ≤ 90 days	7,006	6,906	16	5,782	5,495	16
> 90 days	9,073	9,036	21	10,420	10,068	26
Total	$48,496	$47,752	$117	$54,314	$51,784	$147
________________________________
1.Includes $81 million and $119 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2021 and 2020, respectively.
2.Excludes $0.6 billion of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2021.
Assets Pledged from Counterparties
As of December 31, 2021 and 2020, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2021				December 31, 2020
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$10,420	$—	$11	$10,431	$11,727	$—	$13	$11,740
Cash	—	303	7	310	—	107	3	110
Total	$10,420	$303	$18	$10,741	$11,727	$107	$16	$11,850
________________________________
1.As of December 31, 2021 and 2020, amounts include $9.7 billion and $11.7 billion, respectively, of U.S. Treasury securities received from counterparties that were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2021 and 2020 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2021
Interest rate swap and swaption agreements, at fair value [1]	$290	$—	$290	$—	$(290)	$—
TBA and forward settling non-Agency securities, at fair value	27	—	27	(27)	—	—
Receivable under reverse repurchase agreements	10,475	—	10,475	(6,087)	(4,381)	7
Total	$10,792	$—	$10,792	$(6,114)	$(4,671)	$7

December 31, 2020
Interest rate swap and swaption agreements, at fair value [1]	$116	$—	$116	$—	$(105)	$11
TBA securities, at fair value	275	—	275	—	—	275
Receivable under reverse repurchase agreements	11,748	—	11,748	(6,522)	(5,223)	3
Total	$12,139	$—	$12,139	$(6,522)	$(5,328)	$289

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2021
TBA and forward settling non-Agency securities, at fair value	$71	$—	$71	$(27)	$(44)	$—
Repurchase agreements	47,381	—	47,381	(6,087)	(41,294)	—
Total	$47,452	$—	$47,452	$(6,114)	$(41,338)	$—

December 31, 2020
Repurchase agreements	$52,366	$—	$52,366	$(6,522)	$(45,844)	$—
Total	$52,366	$—	$52,366	$(6,522)	$(45,844)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2021 and 2020, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	December 31, 2021			December 31, 2020
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$52,396	$—	$—	$64,836	$—
Agency securities transferred to consolidated VIEs	—	208	—	—	295	—
Credit risk transfer securities	—	974	—	—	737	—
Non-Agency securities	—	843	—	—	546	—
U.S. Treasury securities	471	—	—	—	—	—
Interest rate swaps [1]	—	—	—	—	—	—
Swaptions	—	290	—	—	116	—
TBA and forward settling securities	—	27	—	—	275	—
Total	$471	$54,738	$—	$—	$66,805	$—
Liabilities:
Debt of consolidated VIEs	$—	$126	$—	$—	$177	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	9,697	—	—	11,727	—	—
Interest rate swaps [1]	—	—	—	—	—	—
TBA and forward settling securities	—	71	—	—	—	—
U.S. Treasury futures	15	—	—	2	—	—
Total	$9,712	$197	$—	$11,729	$177	$—
________________________________
1.As of December 31, 2021 and 2020, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $1.6 billion and $0.4 billion, respectively, based on "Level 2" inputs. See Note 2 for additional details.

Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of December 31, 2021 and 2020, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Fiscal Year
	2021	2020	2019
Weighted average number of common shares issued and outstanding	526.5	550.6	540.2
Weighted average number of fully vested restricted stock units outstanding	1.6	1.0	0.4
Weighted average number of common shares outstanding - basic	528.1	551.6	540.6
Weighted average number of dilutive unvested restricted stock units outstanding	1.9	—	0.8
Weighted average number of common shares outstanding - diluted	530.0	551.6	541.4
Net income (loss) available (attributable) to common stockholders	$649	$(362)	$628
Net income (loss) per common share - basic	$1.23	$(0.66)	$1.16
Net income (loss) per common share - diluted	$1.22	$(0.66)	$1.16
For fiscal year 2020 1.1 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2021 and 2020, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). As of December 31, 2021 and 2020, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of December 31, 2021 (dollars and shares in millions):

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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock sold under such sales agreements during fiscal years 2020 and 2019 (in millions, except for per share data). During fiscal year 2021, we did not issue shares under this program. As of December 31, 2021, shares of our common stock with an aggregate offering price of $1.25 billion remained authorized for issuance under this program through June 11, 2024.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2020	$16.46	26.7	$439
Fiscal Year 2019	$16.67	11.4	$190
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following table includes a summary of shares of our common stock repurchased during fiscal years 2021, 2020 and 2019 (in millions, except for per share data). As of December 31, 2021, shares of our common stock with an aggregate repurchase price of $958 million remained authorized for repurchase through December 31, 2022.

Common Stock Repurchases	Average Price Paid Per Share [1]	Shares	Net Cost
Fiscal Year 2021 [2]	$15.96	17.7	$281
Fiscal Year 2020	$13.33	28.2	$378
Fiscal Year 2019	$14.90	6.9	$103
________________________________
1.Average price paid per share includes transaction costs.
2.Includes December 2020 share repurchases that settled in January 2021 totaling $24 million, or 1.6 million shares.

Distributions to Stockholders
The following table summarizes dividends declared during fiscal years 2021, 2020 and 2019 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share [1]
Series B Preferred Stock
Fiscal year 2019	$12	$1.673785
Series C Preferred Stock
Fiscal year 2021	$23	$1.750000
Fiscal year 2020	$23	$1.750000
Fiscal year 2019	$23	$1.750000
Series D Preferred Stock
Fiscal year 2021	$16	$1.718750
Fiscal year 2020	$16	$1.718750
Fiscal year 2019	$14	$1.475263
Series E Preferred Stock
Fiscal year 2021	$26	$1.625000
Fiscal year 2020	$26	$1.625000
Fiscal year 2019	$7	$0.460420
Series F Preferred Stock
Fiscal year 2021	$35	$1.531250
Fiscal year 2020	$33	$1.420658
Common Stock
Fiscal year 2021	$757	$1.440000
Fiscal year 2020	$858	$1.560000
Fiscal year 2019	$1,081	$2.000000
________________________________
1.Preferred stock per share amounts are per depositary share.

The following table summarizes our tax characterization of distributions to stockholders for fiscal years 2021, 2020 and 2019. Distributions included in the table below are based on the fiscal tax year for which the distribution is attributed to for stockholders in accordance with rules promulgated under the Internal Revenue Code:

		Tax Characterization [1]
Fiscal Tax Year	Distribution Rate [1]	Ordinary Dividend Per Share	Qualified Dividends	Capital Gain Dividend Per Share	Non-Dividend Distributions	Section 199A Dividend
Series B Preferred Stock
Fiscal year 2019	$2.158160	$2.158160	$—	$—	$—	$2.158160
Series C Preferred Stock
Fiscal year 2021	$1.750000	$0.341718	$—	$0.095782	$1.312500	$0.341718
Fiscal year 2020	$1.750000	$0.570268	$—	$1.179732	$—	$0.570268
Fiscal year 2019	$1.750000	$1.750000	$—	$—	$—	$1.750000
Series D Preferred Stock
Fiscal year 2021	$1.718750	$0.335616	$—	$0.094072	$1.289063	$0.335616
Fiscal year 2020	$1.718750	$0.560086	$—	$1.158664	$—	$0.560086
Fiscal year 2019	$1.045575	$1.045575	$—	$—	$—	$1.045575
Series E Preferred Stock
Fiscal year 2021	$1.625000	$0.317310	$—	$0.088940	$1.218750	$0.317310
Fiscal year 2020	$1.679170	$0.547188	$—	$1.131982	$—	$0.547188
Series F Preferred Stock
Fiscal year 2021	$1.531250	$0.299004	$—	$0.083809	$1.148438	$0.299004
Fiscal year 2020	$1.037845	$0.338201	$—	$0.699644	$—	$0.338201
Common Stock
Fiscal year 2021	$1.320000	$0.095930	$—	$0.026889	$1.197181	$0.095930
Fiscal year 2020	$1.720000	$0.560492	$—	$1.159508	$—	$0.560492
Fiscal year 2019	$2.020000	$1.159504	$—	$—	$0.860496	$1.159504
________________________________
1.Preferred stock per share amounts are per depositary share.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2021, 2020 and 2019 (in millions):

	Fiscal Year
Accumulated Other Comprehensive Income (Loss)	2021	2020	2019
Beginning Balance	$719	$97	$(943)
OCI before reclassifications	(382)	703	1,031
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	(36)	(81)	9
Ending Balance	$301	$719	$97

Note 10. Stock-Based Compensation
During fiscal years 2021, 2020 and 2019, we granted RSU awards to employees with a grant date fair value of $8 million, $7 million and $7 million, respectively, which generally vest annually over a three-year period, and we granted RSU awards to independent directors of $0.9 million, $0.8 million and $0.5 million, respectively, which vest at the end of a one-year period from grant date. We also granted PSU awards to employees which generally vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The fair value of the PSU awards granted during fiscal years 2021, 2020 and 2019 as of the grant date was $10 million, $10 million and $9 million, respectively, assuming the target levels of performance are achieved. The actual value of the awards will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets.
Our 2016 Equity Plan, as amended, authorizes a total of 40 million shares of our common stock that may be used to satisfy awards granted under the Plan, subject to the share counting rules set forth within the Plan. As of December 31, 2021, 33.1 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee, (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date ("deferred awards"), and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2021. Unvested PSU awards assume the maximum potential payout under the terms of the award. As of December 31, 2021, 1.6 million of deferred awards, including accrued dividend equivalents, were outstanding.
During fiscal years 2021, 2020 and 2019, we recognized compensation expense of $21.4 million, $20.6 million and $13.7 million, respectively, for stock-based awards to employees and we recognized other operating expense of $0.8 million, $0.7 million and $0.5 million, respectively, for stock-based awards to independent directors. As of December 31, 2021, we had unrecognized expense related to stock-based awards of approximately $13 million, which is expected to be recognized over a weighted average period of 1.8 years.
The following tables summarizes awards under our 2016 Equity Plan for fiscal years 2021, 2020 and 2019:

RSU Awards	RSU Awards	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2018	501,913	$16.08	$—
Granted	432,149	$17.59	$—
Accrued RSU dividend equivalents	83,355	$—	$—
Vested	(252,375)	$15.30	$17.91
Forfeitures	(6,812)	$16.00	$—
Unvested balance as of December 31, 2019	758,230	$15.44	$—
Granted	433,414	$18.60	$—
Accrued RSU dividend equivalents	95,809	$—	$—
Vested	(377,244)	$14.82	$11.82
Forfeitures	(1,225)	$17.87	$—
Unvested balance as of December 31, 2020	908,984	$15.57	$—
Granted	567,426	$16.10	$—
Accrued RSU dividend equivalents	84,976	$—	$—
Vested	(483,601)	$14.31	$16.64
Forfeitures	(27,758)	$15.98	$—
Unvested balance as of December 31, 2021	1,050,027	$15.15	$—
________________________________
1.Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.

PSU Awards	PSUs at Target Performance Level	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value [1]
Unvested balance as of December 31, 2018	606,775	$16.08	$—
Granted	494,016	$17.56	$—
Accrued PSU dividend equivalents	123,594	$—	$—
Performance adjustment - Granted	95,427	$19.39	$—
Performance adjustment - Accrued PSU dividend equivalents	35,825	$—	$—
Vested	—	$—	$—
Forfeitures	(4,224)	$15.84	$—
Unvested balance as of December 31, 2019	1,351,413	$14.96	$—
Granted	508,757	$19.62	$—
Accrued PSU dividend equivalents	160,442	$—	$—
Performance adjustment - Granted	62,796	$17.98	$—
Performance adjustment - Accrued PSU dividend equivalents	26,183	$—	$—
Vested	(482,806)	$13.84	$11.81
Forfeitures	—	$—	$—
Unvested balance as of December 31, 2020	1,626,785	$15.15	$—
Granted	630,886	$15.96	$—
Accrued PSU dividend equivalents	157,539	$—	$—
Performance adjustment - Granted	206,547	$17.56	$—
Performance adjustment - Accrued PSU dividend equivalents	70,953	$—	$—
Vested	(466,224)	$12.86	$16.52
Forfeitures	(13,826)	$15.54	$—
Unvested balance as of December 31, 2021	2,212,660	$14.52	$—
_______________________
1.Accrued PSU award dividend equivalents have a weighted average grant date fair value of $0.
Note 11. Income Taxes
We did not incur a tax liability for fiscal years ended 2020 and 2019 and we do not expect to incur an income tax liability for fiscal year 2021.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC 740 as of December 31, 2021 or prior periods. Our tax returns for tax years 2018 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2021. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Item 9B. Other Information
None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2022 Annual Meeting of Stockholders (the "2022 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS OF REGISTRANT", and "BOARD AND GOVERNANCE MATTERS."
Item 11. Executive Compensation
Information in response to this Item is incorporated herein by reference to the information provided in the 2022 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this Item is incorporated herein by reference to the information provided in the 2022 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this Item is incorporated herein by reference to the information provided in the 2022 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."
Item 14. Principal Accounting Fees and Services
Information in response to this Item is incorporated herein by reference to the information provided in the 2022 Proxy Statement under the heading "PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.
Item 15.     Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report:

(1)    The following financial statements are filed herewith:

    Consolidated Balance Sheets as of December 31, 2021 and 2020
    Consolidated Statements of Comprehensive Income for fiscal years 2021, 2020 and 2019
    Consolidated Statements of Stockholders' Equity for fiscal years 2021, 2020 and 2019
    Consolidated Statements of Cash Flows for fiscal years 2021, 2020 and 2019
(2)    The following exhibits are filed herewith or incorporated herein by reference
Exhibit No.    Description
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
4.1    Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended (included in Exhibit 3.1).
4.2    Instruments defining the rights of holders of securities: See Article VI of our Fourth Amended and Restated Bylaws, as amended (included in Exhibit 3.1).
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
†* 10.1    Form of Indemnification Agreement, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057) filed October 25, 2021.
†* 10.2    Fifth Amended and Restated Employment Agreement, dated December 10, 2020, by and between AGNC Mortgage Management, LLC and Gary Kain, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed December 10, 2020.
†* 10.3    Second Amended and Restated Employment Agreement, dated December 10, 2020, by and between AGNC Mortgage Management, LLC and Peter Federico, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed December 10, 2020.
†* 10.4    Second Amended and Restated Employment Agreement, dated December 10, 2020, by and between AGNC Mortgage Management, LLC and Christopher Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed December 10, 2020.
†* 10.5    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Bernice Bell, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 22, 2021.
†* 10.6    First Amendment to Amended and Restated Employment Agreement dated January 21, 2022 between AGNC Mortgage Management, LLC and Bernice Bell, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 21, 2022.

†* 10.7    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Aaron Pas, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed January 22, 2021.
† 10.8    First Amendment to Amended and Restated Employment Agreement dated January 21, 2022 between AGNC Mortgage Management, LLC and Aaron Pas, filed herewith.
†* 10.9    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Kenneth Pollack, incorporated herein by reference to Exhibit 10.15 of Form 10-K (File No. 001-34057), filed February 26, 2021.
†* 10.10    First Amendment to Amended and Restated Employment Agreement dated January 21, 2022 between AGNC Mortgage Management, LLC and Kenneth Pollack, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed January 21, 2022.
† 10.11    Amended and Restated AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, filed herewith.
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
†* 10.21    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, incorporated herein by reference to Exhibit 10.26 of Form 10-K (File No. 001-34057), filed February 26, 2021.
†* 10.22    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Retirement Provisions, incorporated herein by reference to Exhibit 10.27 of Form 10-K (File No. 001-34057), filed February 26, 2021.

†* 10.23    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.28 of Form 10-K (File No. 001-34057), filed February 26, 2021.
†* 10.24    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.29 of Form 10-K (File No. 001-34057), filed February 26, 2021
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	February 23, 2022
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ PETER J. FEDERICO	Director, President and Chief Executive Officer (Principal Executive Officer)	February 23, 2022
Peter J. Federico

	/s/ BERNICE E. BELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 23, 2022
Bernice E. Bell

	/s/ GARY D. KAIN	Director, Executive Chair	February 23, 2022
Gary D. Kain

	*	Director	February 23, 2022
Donna J. Blank

	*	Director	February 23, 2022
Morris A. Davis

	*	Director	February 23, 2022
John D. Fisk

	*	Director	February 23, 2022
Andrew A. Johnson, Jr.

	*	Director	February 23, 2022
Prue B. Larocca

	*	Director	February 23, 2022
Paul E. Mullings

	*	Director	February 23, 2022
Frances R. Spark

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact