Form 10-Q
period 2022-03-31
AGNC Investment Corp.
filed 2022-05-09
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2022
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2022 was 523,359,770.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2022	December 31, 2021
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $43,261 and $47,601, respectively)	$47,214	$52,396
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	184	208
Credit risk transfer securities, at fair value (including pledged securities of $471 and $510, respectively)	885	974
Non-Agency securities, at fair value (including pledged securities of $466 and $571, respectively)	804	843
U.S. Treasury securities, at fair value (including pledged securities of $684 and $471, respectively)	684	471
Cash and cash equivalents	1,004	998
Restricted cash	1,087	527
Derivative assets, at fair value	647	317
Receivable for investment securities sold (including pledged securities of $2,160 and $0, respectively)	2,317	—
Receivable under reverse repurchase agreements	10,645	10,475
Goodwill	526	526
Other assets	397	414
Total assets	$66,394	$68,149
Liabilities:
Repurchase agreements	$44,715	$47,381
Debt of consolidated variable interest entities, at fair value	116	126
Payable for investment securities purchased	857	80
Derivative liabilities, at fair value	668	86
Dividends payable	88	88
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	10,277	9,697
Accounts payable and other liabilities	743	400
Total liabilities	57,464	57,858
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538	1,489	1,489
Common stock - $0.01 par value; 1,500 shares authorized; 523.3 and 522.2 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,704	13,710
Retained deficit	(6,078)	(5,214)
Accumulated other comprehensive income	(190)	301
Total stockholders' equity	8,930	10,291
Total liabilities and stockholders' equity	$66,394	$68,149
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2022	2021
Interest income:
Interest income	$475	$557
Interest expense	27	29
Net interest income	448	528
Other gain (loss), net:
Loss on sale of investment securities, net	(342)	(13)
Unrealized loss on investment securities measured at fair value through net income, net	(2,532)	(955)
Gain on derivative instruments and other securities, net	1,796	1,439
Total other gain (loss), net:	(1,078)	471
Expenses:
Compensation and benefits	13	16
Other operating expense	8	8
Total operating expense	21	24
Net income (loss)	(651)	975
Dividends on preferred stock	25	25
Net income (loss) available (attributable) to common stockholders	$(676)	$950

Net income (loss)	$(651)	$975
Unrealized loss on investment securities measured at fair value through other comprehensive loss, net	(491)	(237)
Comprehensive income (loss)	(1,142)	738
Dividends on preferred stock	25	25
Comprehensive income (loss) available (attributable) to common stockholders	$(1,167)	$713

Weighted average number of common shares outstanding - basic	524.3	533.7
Weighted average number of common shares outstanding - diluted	524.3	535.6
Net income (loss) per common share - basic	$(1.29)	$1.78
Net income (loss) per common share - diluted	$(1.29)	$1.77
Dividends declared per common share	$0.36	$0.36
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	975	—	975
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(237)	(237)
Stock-based compensation, net	—	0.4	—	3	—	—	3
Repurchase of common stock	—	(15.0)	—	(239)	—	—	(239)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(192)	—	(192)
Balance, March 31, 2021	$1,489	524.9	$5	$13,736	$(4,348)	$482	$11,364

Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(651)	—	(651)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(491)	(491)
Stock-based compensation, net	—	1.1	—	(6)	—	—	(6)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(188)	—	(188)
Balance, March 31, 2022	$1,489	523.3	$5	$13,704	$(6,078)	$(190)	$8,930
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2022	2021
Operating activities:
Net income (loss)	$(651)	$975
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	(78)	(77)
Stock-based compensation, net	(6)	3
Loss on sale of investment securities, net	342	13
Unrealized loss on investment securities measured at fair value through net income, net	2,532	955
Gain on derivative instruments and other securities, net	(1,796)	(1,439)
Decrease in other assets	20	9
Increase (decrease) in accounts payable and other accrued liabilities	8	(12)
Net cash provided by operating activities	371	427
Investing activities:
Purchases of Agency mortgage-backed securities	(6,519)	(14,029)
Purchases of credit risk transfer and non-Agency securities	(280)	(497)
Proceeds from sale of Agency mortgage-backed securities	4,689	6,366
Proceeds from sale of credit risk transfer and non-Agency securities	279	137
Principal collections on Agency mortgage-backed securities	2,273	4,317
Principal collections on credit risk transfer and non-Agency securities	66	9
Payments on U.S. Treasury securities	(5,108)	(4,313)
Proceeds from U.S. Treasury securities	6,066	8,474
Net payments on reverse repurchase agreements	(169)	(5,055)
Net proceeds from derivative instruments	1,784	1,396
Net cash provided by (used in) investing activities	3,081	(3,195)
Financing activities:
Proceeds from repurchase arrangements	561,514	526,319
Payments on repurchase agreements	(564,180)	(523,629)
Payments on debt of consolidated variable interest entities	(7)	(12)
Payments for common stock repurchases	—	(239)
Cash dividends paid	(213)	(219)
Net cash (used in) provided by financing activities	(2,886)	2,220
Net change in cash, cash equivalents and restricted cash	566	(548)
Cash, cash equivalents and restricted cash at beginning of period	1,525	2,324
Cash, cash equivalents and restricted cash at end of period	$2,091	$1,776
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
We are internally managed with the principal objective of providing our stockholders with favorable long-term returns on a risk-adjusted basis through attractive monthly dividends. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities.

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements and related notes are unaudited and include the accounts of all our wholly-owned subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2021.
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
At the time we purchase CRT securities and non-Agency MBS that are not of high credit quality, we determine an effective yield based on our estimate of the timing and amount of future cash flows and our cost basis. Our initial cash flow estimates for these investments are based on our observations of current information and events and include assumptions related to interest rates, prepayment rates, collateral call provisions, and the impact of default and severity rates on the timing and amount of credit losses. On at least a quarterly basis, we review the estimated cash flows and make appropriate adjustments based on inputs and analysis received from external sources, internal models, and our judgment regarding such inputs and other factors. Any resulting changes in effective yield are recognized prospectively based on the current amortized cost of the investment adjusted for credit impairments, if any.
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase agreements with financial institutions. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date. We maintain a beneficial interest in the specific securities pledged during the term of each repurchase arrangement and we receive the related principal and interest payments. Pursuant to ASC Topic 860, Transfers and Servicing, we account for repurchase agreements as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year.
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
Interest rate swap agreements
We use interest rate swaps to economically hedge the variable cash flows associated with our borrowings made under repurchase agreements. Under our interest rate swap agreements, we typically pay a fixed rate and receive a floating rate ("payer swaps") based on a short-term benchmark rate, such as the Secured Overnight Financing Rate ("SOFR") and Overnight Index Swap Rate ("OIS"). Our interest rate swaps typically have terms from one to 10 years. Our interest rate swaps are centrally cleared through a registered commodities exchange. The clearing exchange requires that we post an "initial margin" amount determined by the exchange. The initial margin amount is intended to be set at a level sufficient to protect the exchange from the interest rate swap's maximum estimated single-day price movement and is subject to adjustment based on changes in market volatility and other factors. We also exchange daily settlements of "variation margin" based upon changes in fair value, as measured by the exchange. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the interest rate swap asset or liability.
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

Note 3. Investment Securities
As of March 31, 2022 and December 31, 2021, our investment portfolio consisted of: $49.1 billion and $54.4 billion investment securities, at fair value, respectively; $19.5 billion and $27.1 billion net TBA securities, at fair value, respectively; and, as of December 31, 2021, $0.4 billion forward settling non-Agency securities, at fair value. Our net TBA position and forward settling non-Agency securities are reported at their net carrying value totaling $(609) million and $(44) million as of March 31, 2022 and December 31, 2021, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position and forward settling non-Agency securities represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of March 31, 2022 and December 31, 2021, our investment securities had a net unamortized premium balance of $1.8 billion and $1.8 billion, respectively.

The following tables summarize our investment securities as of March 31, 2022 and December 31, 2021, excluding TBA and forward settling securities, (dollars in millions). Details of our TBA and forward settling securities as of each of the respective dates are included in Note 5.

	March 31, 2022		December 31, 2021
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$49,320	$47,124	$51,546	$52,289
Adjustable rate	40	41	45	47
CMO	166	166	182	188
Interest-only and principal-only strips	64	67	70	80
Total Agency RMBS	49,590	47,398	51,843	52,604
Non-Agency RMBS	327	316	325	329
CMBS	496	488	505	514
CRT securities	903	885	955	974
Total investment securities	$51,316	$49,087	$53,628	$54,421

	March 31, 2022
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$5,723	$1,886	$1	$—	$—	$—	$7,610
Unamortized discount	(2)	—	—	—	—	—	(2)
Unamortized premium	313	108	—	—	—	—	421
Amortized cost	6,034	1,994	1	—	—	—	8,029
Gross unrealized gains	8	2	—	—	—	—	10
Gross unrealized losses	(145)	(55)	—	—	—	—	(200)
Total available-for-sale securities, at fair value	5,897	1,941	1	—	—	—	7,839
Securities remeasured at fair value through earnings:
Par value	27,608	12,564	3	333	498	895	41,901
Unamortized discount	(25)	(3)	—	(9)	(6)	(5)	(48)
Unamortized premium	953	461	—	3	4	13	1,434
Amortized cost	28,536	13,022	3	327	496	903	43,287
Gross unrealized gains	56	20	—	3	2	6	87
Gross unrealized losses	(1,425)	(653)	—	(14)	(10)	(24)	(2,126)
Total securities remeasured at fair value through earnings	27,167	12,389	3	316	488	885	41,248
Total securities, at fair value	$33,064	$14,330	$4	$316	$488	$885	$49,087
Weighted average coupon as of March 31, 2022	3.11%	3.10%	4.73%	3.39%	3.76%	4.23%	3.13%
Weighted average yield as of March 31, 2022 [1]	2.47%	2.46%	2.56%	5.63%	4.43%	5.30%	2.56%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 7.9% based on forward rates as of March 31, 2022.

	December 31, 2021
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$6,345	$2,111	$2	$—	$—	$—	$8,458
Unamortized discount	(3)	(1)	—	—	—	—	(4)
Unamortized premium	299	105	—	—	—	—	404
Amortized cost	6,641	2,215	2	—	—	—	8,858
Gross unrealized gains	234	67	—	—	—	—	301
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	6,875	2,282	2	—	—	—	9,159
Securities remeasured at fair value through earnings:
Par value	27,952	13,680	3	327	508	950	43,420
Unamortized discount	(14)	(4)	—	(6)	(6)	(7)	(37)
Unamortized premium	924	444	—	4	3	12	1,387
Amortized cost	28,862	14,120	3	325	505	955	44,770
Gross unrealized gains	517	213	—	6	11	21	768
Gross unrealized losses	(181)	(89)	—	(2)	(2)	(2)	(276)
Total securities remeasured at fair value through earnings	29,198	14,244	3	329	514	974	45,262
Total securities, at fair value	$36,073	$16,526	$5	$329	$514	$974	$54,421
Weighted average coupon as of December 31, 2021	3.09%	2.98%	4.69%	3.33%	3.60%	3.74%	3.08%
Weighted average yield as of December 31, 2021 [1]	2.38%	2.29%	2.54%	5.68%	4.28%	4.47%	2.43%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.9% based on forward rates as of December 31, 2021.
As of March 31, 2022 and December 31, 2021, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	March 31, 2022			December 31, 2021
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$174	$26	$—	$164	$10
AA	—	19	97	—	21	111
A	20	18	43	17	28	45
BBB	28	38	74	75	51	85
BB	329	46	105	126	43	126
B	192	5	123	327	7	117
Not Rated	316	16	20	429	15	20
Total	$885	$316	$488	$974	$329	$514
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of March 31, 2022 and December 31, 2021, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 7.9% and 10.9%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2022 and December 31, 2021 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2022				December 31, 2021
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$850	$852	3.87%	4.48%	$1,677	$1,642	3.64%	3.69%
> 3 years and ≤ 5 years	3,201	3,219	3.62%	3.08%	11,214	10,868	3.97%	2.74%
> 5 years and ≤10 years	32,784	34,059	3.38%	2.63%	36,936	36,490	2.87%	2.32%
> 10 years	12,252	13,186	2.34%	2.13%	4,594	4,628	2.48%	2.09%
Total	$49,087	$51,316	3.13%	2.56%	$54,421	$53,628	3.08%	2.43%
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2022 and December 31, 2021 (in millions):

Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2022	$6,820	$(200)	$—	$—	$6,820	$(200)
December 31, 2021	$—	$—	$—	$—	$—	$—
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2022 and 2021 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2022			2021
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(315)	$(7,312)	$(7,627)	$(493)	$(5,864)	$(6,357)
Proceeds from investment securities sold [1]	315	6,970	7,285	511	5,833	6,344
Net gain (loss) on sale of investment securities	$—	$(342)	$(342)	$18	$(31)	$(13)

Gross gain on sale of investment securities	$2	$4	$6	$18	$49	$67
Gross loss on sale of investment securities	(2)	(346)	(348)	—	(80)	(80)
Net gain (loss) on sale of investment securities	$—	$(342)	$(342)	$18	$(31)	$(13)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2022, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of March 31, 2022 and December 31, 2021, we had $44.7 billion and $47.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022			December 31, 2021
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$21,381	0.32%	11	$23,747	0.14%	13
> 1 to ≤ 3 months	13,287	0.39%	59	14,781	0.15%	61
> 3 to ≤ 6 months	6,754	0.44%	149	4,576	0.19%	154
> 6 to ≤ 9 months	1,862	0.33%	232	2,445	0.21%	264
> 9 to ≤ 12 months	—	—%	—	1,362	0.23%	307
> 12 to ≤ 24 months	750	0.94%	456	—	—%	—
Total Agency repo	44,034	0.37%	64	46,911	0.15%	63
U.S. Treasury repo:
≤ 1 month	681	0.16%	1	470	(0.05)%	4
Total	$44,715	0.37%	63	$47,381	0.15%	63
As of March 31, 2022 and December 31, 2021, $8.7 billion and $0.8 billion, respectively, of our Agency repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of March 31, 2022, we had $5.9 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 1 day and a weighted average interest rate of 0.39%. As of December 31, 2021, we had $9.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 3 days and a weighted average interest rate of 0.08%. As of March 31, 2022 and December 31, 2021, 43% and 43%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 41% and 42% of our repurchase agreement funding outstanding as of March 31, 2022 and December 31, 2021, respectively.
Reverse Repurchase Agreements
As of March 31, 2022 and December 31, 2021, we had $10.6 billion and $10.5 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $10.3 billion and $9.7 billion, respectively. As of March 31, 2022 and December 31, 2021, $2.6 billion and $3.0 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2022 and December 31, 2021 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2022	December 31, 2021
Interest rate swaps [1]	Derivative assets, at fair value	$—	$—
Swaptions	Derivative assets, at fair value	450	290
TBA and forward settling non-Agency securities	Derivative assets, at fair value	59	27
U.S. Treasury futures - short	Derivative assets, at fair value	138	—
Total derivative assets, at fair value		$647	$317

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(668)	(71)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(15)
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(668)	$(86)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$684	$471
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(10,277)	(9,697)
Total U.S. Treasury securities, net at fair value		$(9,593)	$(9,226)
________________________________
1.As of March 31, 2022 and December 31, 2021, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $3.5 billion and $1.6 billion, respectively. As of March 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(42) million. We did not have credit default swaps outstanding as of December 31, 2021.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022				December 31, 2021
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$20,500	0.11%	0.30%	1.8	$22,500	0.10%	0.05%	2.0
> 3 to ≤ 5 years	17,050	0.23%	0.30%	3.8	16,800	0.22%	0.06%	4.0
> 5 to ≤ 7 years	7,700	0.59%	0.29%	5.8	6,050	0.29%	0.05%	6.0
> 7 to ≤ 10 years	4,400	0.46%	0.30%	8.2	4,400	0.46%	0.05%	8.5
> 10 years	1,475	0.47%	0.30%	12.9	1,475	0.47%	0.05%	13.2
Total	$51,125	0.26%	0.30%	4.0	$51,225	0.20%	0.05%	4.0

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	March 31, 2022	December 31, 2021
SOFR	79%	75%
OIS	21%	25%
Total	100%	100%

Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
March 31, 2022
≤ 1 year	$88	$103	9	$3,050	2.18%	7.4
> 1 year ≤ 2 years	138	273	21	5,650	2.13%	10.0
> 2 year ≤ 3 years	34	74	28	1,550	2.18%	10.0
Total	$260	$450	18	$10,250	2.16%	9.2

December 31, 2021
≤ 1 year	$101	$64	6	$3,800	1.81%	8.5
> 1 year ≤ 2 years	128	147	20	5,150	1.69%	10.0
> 2 year ≤ 3 years	99	79	28	4,050	2.35%	10.0
Total	$328	$290	18	$13,000	1.93%	9.6
________________________________
1.As of March 31, 2022 and December 31, 2021, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of March 31, 2022, 93% and 7% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively. As of December 31, December 31, 2021, 95% and 5% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively.

U.S. Treasury Securities	March 31, 2022			December 31, 2021
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$241	$239	$242	$(310)	$(306)	$(293)
7 years	(1,562)	(1,556)	(1,464)	(1,218)	(1,218)	(1,206)
10 years	(8,838)	(8,779)	(8,371)	(7,590)	(7,593)	(7,727)
Total U.S. Treasury securities	$(10,159)	$(10,096)	$(9,593)	$(9,118)	$(9,117)	$(9,226)
________________________________
1.As of March 31, 2022 and December 31, 2021, short U.S. Treasury securities totaling $(10.3) billion and $(9.7) billion, at fair value, respectively, had a weighted average yield of 1.67% and 1.56%, respectively. As of March 31, 2022 and December 31, 2021, long U.S. Treasury securities totaling $0.7 billion and $0.5 billion, at fair value, respectively, had a weighted average yield of 1.90% and 1.18%, respectively.

U.S. Treasury Futures	March 31, 2022				December 31, 2021
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
5 years	$(500)	$(588)	$(573)	$15	$—	$—	$—	$—
10 years	(4,885)	(6,125)	(6,002)	123	(1,500)	(1,942)	(1,957)	(15)
Total U.S. Treasury futures	$(5,385)	$(6,713)	$(6,575)	$138	$(1,500)	$(1,942)	$(1,957)	$(15)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2022				December 31, 2021
TBA Securities by Coupon [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.0%	$—	$—	$—	—	$2,039	$2,056	$2,059	$3
3.0%	123	128	124	(4)	—	—	—	—
3.5%	116	118	118	—	—	—	—	—
Total 15-Year TBA securities	239	246	242	(4)	2,039	2,056	2,059	3
30-Year TBA securities:
≤ 2.0%	(3,041)	(2,863)	(2,821)	42	2,892	2,872	2,874	2
2.5%	2,413	2,474	2,299	(175)	17,602	17,953	17,914	(39)
3.0%	8,125	8,360	7,930	(430)	3,559	3,692	3,682	(10)
3.5%	8,921	8,947	8,898	(49)	581	611	611	—
4.0%	2,950	2,988	2,995	7	—	—	—	—
Total 30-Year TBA securities, net	19,368	19,906	19,301	(605)	24,634	25,128	25,081	(47)
Total TBA securities, net	$19,607	$20,152	$19,543	$(609)	$26,673	$27,184	$27,140	$(44)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
2.Table excludes forward settling non-Agency securities totaling $0.4 billion fair value and $0.2 million net carrying value as of December 31, 2021.

As of March 31, 2022, we had $2.6 billion notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade Index, maturing in June 2027. Under the terms of our CDS, we pay fixed periodic payments equal to 1% of the notional value and we are entitled to receive payments for qualified credit events. As of March 31, 2022, the CDS had an amortized cost basis of $(35) million, a market value of $(42) million, and a carrying value of zero dollars, net of variation margin settlements posted by us. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2022 and 2021 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2022:
TBA securities, net	$26,673	78,634	(85,700)	$19,607	$(1,234)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	2,400	(2,500)	$51,125	1,957
Credit default swaps - CDX IG - buy protection	$—	(5,470)	2,860	$(2,610)	—
Payer swaptions	$13,000	1,500	(4,250)	$10,250	363
U.S. Treasury securities - short position	$(9,590)	(4,133)	2,861	$(10,862)	605
U.S. Treasury securities - long position	$472	2,251	(2,020)	$703	(54)
U.S. Treasury futures contracts - short position	$(1,500)	(6,870)	2,985	$(5,385)	196
					$1,833

Three months ended March 31, 2021:
TBA securities, net	$30,364	93,336	(99,182)	$24,518	$(926)
Interest rate swaps - payer	$43,225	7,000	(500)	$49,725	1,124
Payer swaptions	$10,400	4,250	(1,500)	$13,150	387
U.S. Treasury securities - short position	$(11,287)	(7,261)	3,021	$(15,527)	807
U.S. Treasury securities - long position	$—	1,315	(1,315)	$—	(10)
U.S. Treasury futures contracts - short position	$(1,000)	(1,000)	1,000	$(1,000)	61
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
As of March 31, 2022, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 2% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of March 31, 2022, approximately 8% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2022 and December 31, 2021 (in millions):

	March 31, 2022
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$44,509	$184	$963	$45,656
CRT - fair value	489	—	—	489
Non-Agency - fair value	466	—	—	466
U.S. Treasury securities - fair value	922	—	133	1,055
Accrued interest on pledged securities	116	1	2	119
Restricted cash	45	—	1,042	1,087
Total	$46,547	$185	$2,140	$48,872

	December 31, 2021
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$46,943	$208	$739	$47,890
CRT - fair value	510	—	—	510
Non-Agency - fair value	571	—	—	571
U.S. Treasury securities - fair value	1,084	—	208	1,292
Accrued interest on pledged securities	117	1	2	120
Restricted cash	15	—	512	527
Total	$49,240	$209	$1,461	$50,910
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $68 million and $81 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2022 and December 31, 2021, respectively.
3.Includes deposits under brokerage and clearing agreements.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2022 and December 31, 2021 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	March 31, 2022			December 31, 2021
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$22,124	$23,092	$57	$24,548	$24,075	$61
> 30 and ≤ 60 days	7,468	7,824	19	7,869	7,735	19
> 60 and ≤ 90 days	6,187	6,410	16	7,006	6,906	16
> 90 days	10,369	10,989	24	9,073	9,036	21
Total	$46,148	$48,315	$116	$48,496	$47,752	$117
________________________________
1.Includes $68 million and $81 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2022 and December 31, 2021, respectively.
2.Excludes $0.2 billion of repledged U.S. Treasury securities received as collateral from counterparties as of March 31, 2022.
Assets Pledged from Counterparties
As of March 31, 2022 and December 31, 2021, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2022				December 31, 2021
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$10,535	$—	$17	$10,552	$10,420	$—	$11	$10,431
Cash	—	517	20	537	—	303	7	310
Total	$10,535	$517	$37	$11,089	$10,420	$303	$18	$10,741
________________________________
1.As of March 31, 2022 and December 31, 2021, amounts include $10.3 billion and $9.7 billion, respectively, of U.S. Treasury securities received from counterparties that were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2022 and December 31, 2021 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2022
Interest rate swap and swaption agreements, at fair value [1]	$450	$—	$450	$—	$(447)	$3
TBA and forward settling non-Agency securities, at fair value [1]	59	—	59	(59)	—	—
Receivable under reverse repurchase agreements	10,645	—	10,645	(6,905)	(3,740)	—
Total	$11,154	$—	$11,154	$(6,964)	$(4,187)	$3

December 31, 2021
Interest rate swap and swaption agreements, at fair value [1]	$290	$—	$290	$—	$(290)	$—
TBA securities, at fair value [1]	27	—	27	(27)	—	—
Receivable under reverse repurchase agreements	10,475	—	10,475	(6,087)	(4,381)	7
Total	$10,792	$—	$10,792	$(6,114)	$(4,671)	$7

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2022
TBA and forward settling non-Agency securities, at fair value [1]	$668	$—	$668	$(59)	$(609)	$—
Repurchase agreements	44,715	—	44,715	(6,905)	(37,810)	—
Total	$45,383	$—	$45,383	$(6,964)	$(38,419)	$—

December 31, 2021
Repurchase agreements	$47,381	$—	$47,381	$(6,087)	$(41,294)	$—
Total	$47,452	$—	$47,452	$(6,114)	$(41,338)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2022 and December 31, 2021, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	March 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$47,214	$—	$—	$52,396	$—
Agency securities transferred to consolidated VIEs	—	184	—	—	208	—
Credit risk transfer securities	—	885	—	—	974	—
Non-Agency securities	—	804	—	—	843	—
U.S. Treasury securities	684	—	—	471	—	—
Interest rate swaps [1]	—	—	—	—	—	—
Swaptions	—	450	—	—	290	—
TBA and forward settling securities	—	59	—	—	27	—
U.S. Treasury futures	138	—	—	—	—	—
Total	$822	$49,596	$—	$471	$54,738	$—
Liabilities:
Debt of consolidated VIEs	$—	$116	$—	$—	$126	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	10,277	—	—	9,697	—	—
Interest rate swaps [1]	—	—	—	—	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA and forward settling securities	—	668	—	—	71	—
U.S. Treasury futures	—	—	—	15	—	—
Total	$10,277	$784	$—	$9,712	$197	$—
________________________________
1.As of March 31, 2022 and December 31, 2021, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $3.5 billion and $1.6 billion, respectively, based on "Level 2" inputs. As of March 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(42) million based on "Level 2" inputs. We did not have credit default swaps outstanding as of December 31, 2021. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of March 31, 2022 and December 31, 2021, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Three Months Ended March 31,
	2022	2021
Weighted average number of common shares issued and outstanding	522.6	532.5
Weighted average number of fully vested restricted stock units outstanding	1.7	1.2
Weighted average number of common shares outstanding - basic	524.3	533.7
Weighted average number of dilutive unvested restricted stock units outstanding	—	1.9
Weighted average number of common shares outstanding - diluted	524.3	535.6
Net income (loss) available (attributable) to common stockholders	$(676)	$950
Net income (loss) per common share - basic	$(1.29)	$1.78
Net income (loss) per common share - diluted	$(1.29)	$1.77
For the three months ended March 31, 2022, 1.4 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of March 31, 2022 and December 31, 2021, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). As of March 31, 2022 and December 31, 2021, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of March 31, 2022 (dollars and shares in millions):

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

At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. As of March 31, 2022, shares of our common stock with an aggregate offering price of $1.25 billion remained authorized for issuance under this program through June 11, 2024. We did not issue shares under the program during the three months ended March 31, 2022.
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 2022, shares of our common stock with an aggregate repurchase price of $958 million remained authorized for repurchase through December 31, 2022. We did not repurchase shares under the program during the three months ended March 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2022	2021
Beginning Balance	$301	$719
OCI before reclassifications	(491)	(219)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	(18)
Ending Balance	$(190)	$482

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2022. Our MD&A is presented in the following sections:
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
We are internally managed with the principal objective of providing our stockholders with favorable long-term returns on a risk-adjusted basis through attractive monthly dividends. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through collateralized borrowings structured as repurchase agreements. We operate in a manner to qualify to be taxed as a REIT under the Internal Revenue Code.
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

Trends and Recent Market Impacts
The investment environment was very challenging in the first quarter as the market faced elevated geopolitical risk, growing inflation concerns, and the expectation of significantly tighter monetary policy. Against this backdrop, interest rates repriced materially higher, the yield curve flattened, and fixed income spreads to benchmark interest rates widened. These conditions led to a “risk-off” sentiment that pressured equity markets and caused unprecedented price declines across fixed income markets as evidenced by the Bloomberg Aggregate Bond Index, the broadest fixed income market measure, posting its worst quarterly performance in more than 40 years.
Major monetary policy transitions are difficult for fixed income markets broadly and the Agency MBS market specifically, given its unique role in monetary policy and the overall economy. The Federal Reserve (the “Fed”) indicated at its March meeting that the portfolio runoff plan will include an Agency RMBS cap of $35 billion per month and provided greater clarity at its May meeting that the runoff will begin on June 1, 2022 with an initial cap of $17.5 billion per month for the first three months before increasing to the previously announced $35 billion per month level. This guidance was largely in line with investor expectations. Concerns associated with the Fed’s balance sheet normalization drove Agency RMBS spreads significantly wider during the first quarter relative to interest rate swap and U.S. Treasury hedges. This mortgage spread widening was, in turn, the primary driver of AGNC’s 14.4% economic loss on tangible net asset value per common share for the quarter, which consisted of a 16.7% decline of our tangible net book value to $13.12 per common share as of March 31, 2022 and dividends declared during the quarter of $0.36 per common share.
As a result of the significant repricing of Agency RMBS over the past several quarters, we believe that risk-adjusted returns on many segments of the Agency RMBS market are now attractive on both an absolute and relative basis. However, we expect markets to remain volatile over the near-term as a result of the uncertain and rapidly shifting economic backdrop. Although Agency RMBS could experience additional valuation declines over the near-term, which may negatively impact our tangible net book value per share of common stock, we would likely view such declines as a favorable buying opportunity in light of the enhanced projected returns on new investments.
Our at-risk leverage remained below our historical operating levels during the first quarter as we continued to maintain a defensive position. As of the end of the first quarter, our leverage was 7.5x tangible equity, slightly lower than 7.7x as of the end of the end of the fourth quarter. Given the elevated interest rate volatility and ongoing uncertainty around quantitative tightening measures, we took additional actions to reduce our aggregate risk profile during the quarter by reducing our asset position, shifting our Agency RMBS portfolio toward higher coupon securities, and increasing our interest rate hedge position relative to our funding liabilities. As of March 31, 2022, our interest rate hedges totaled 121% of the outstanding balance of our Agency repurchase agreements, net TBA position and other debt, compared to 101% as of December 31, 2021. As of March 31, 2022, our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of our interest rate hedges, was 0.3 years, up slightly from 0.1 years as of December 31, 2021. Our unencumbered cash and Agency RMBS position, which excludes both unencumbered credit assets and assets held at our captive broker-dealer subsidiary, was $3.5 billion as of March 31, 2022, compared to $4.9 billion as of December 31, 2021.
Consistent with higher interest rates, the average projected life CPR on our portfolio decreased to 7.9% as of March 31, 2022, from 10.9% as of the end of the prior quarter. Actual CPRs on our portfolio also continued to trend lower, averaging 14.5% for the first quarter. Our net interest spread for the quarter increased to 219 basis points, from 215 basis points for the fourth quarter, as the improvement in asset yields due to declining prepayment speeds, portfolio repositioning, and very strong TBA dollar roll performance more than offset a modest increase in our cost of funds. Thus, despite a smaller asset base, our net spread and dollar roll income, excluding “catch-up” premium amortization due to changes in CPR projections, remained relatively stable at $0.72 per share of common stock (a non-GAAP measure), compared to $0.75 for the prior quarter. While we anticipate that TBA dollar roll performance will moderate over time to levels more consistent with historical averages, our interest rate swap position should provide considerable protection for our cost of funds against the significant increase in short-term rates that is expected to occur over the remainder of the year.

Although the underperformance of Agency RMBS has negatively impacted our tangible net book value in the short-run, higher rates and wider spreads have significantly improved our investment outlook on both our existing portfolio and new Agency RMBS investments. We believe we are well-positioned to take advantage of favorable investment opportunities as market conditions stabilize, which should improve the long-term earnings profile of our investment portfolio.
For information regarding non-GAAP financial measures, including reconciliations to the most comparable GAAP measure, and information regarding our average implied TBA dollar roll financing, please refer to Results of Operations included in this MD&A below. For further discussion regarding the sensitivity of our tangible net book value to changes in interest rates and mortgage spreads, please refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk in this form 10-Q.
Market Information
The following table summarizes interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Mar. 31, 2022 vs Dec. 31, 2021
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.25%	0.25%	0.25%	0.25%	0.50%	+25	bps
SOFR:
SOFR Rate	0.01%	0.05%	0.05%	0.05%	0.29%	+24	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	0.12%	0.19%	0.24%	0.74%	2.28%	+154	bps
5-Year Swap	0.82%	0.75%	0.83%	1.12%	2.25%	+113	bps
10-Year Swap	1.52%	1.19%	1.26%	1.32%	2.13%	+81	bps
30-Year Swap	1.92%	1.50%	1.52%	1.46%	1.97%	+51	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.16%	0.25%	0.28%	0.73%	2.34%	+161	bps
5-Year U.S. Treasury	0.94%	0.89%	0.97%	1.26%	2.46%	+120	bps
10-Year U.S. Treasury	1.74%	1.47%	1.49%	1.51%	2.34%	+83	bps
30-Year U.S. Treasury	2.41%	2.09%	2.05%	1.90%	2.45%	+55	bps
30-Year Fixed Rate Agency Price:
2.0%	$99.70	$101.09	$100.21	$99.79	$92.84	-$6.95
2.5%	$102.55	$103.48	$103.04	$102.12	$95.45	-$6.67
3.0%	$104.13	$104.27	$104.61	$103.68	$97.86	-$5.82
3.5%	$105.63	$105.28	$105.80	$105.32	$100.21	-$5.11
4.0%	$107.31	$106.53	$107.13	$106.44	$102.10	-$4.34
4.5%	$108.91	$107.66	$108.13	$107.19	$103.73	-$3.46
15-Year Fixed Rate Agency Price:
1.5%	$100.40	$101.23	$100.95	$100.33	$94.81	-$5.52
2.0%	$102.61	$103.19	$102.96	$102.45	$97.11	-$5.34
2.5%	$104.06	$104.29	$104.16	$103.45	$98.83	-$4.62
3.0%	$105.59	$105.05	$105.14	$104.59	$100.70	-$3.89
3.5%	$106.69	$106.83	$106.56	$105.52	$101.97	-$3.55
4.0%	$106.34	$106.19	$106.06	$105.47	$102.50	-$2.97
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest rates were obtained from Bloomberg.

The following table summarizes mortgage rates and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Mar. 31, 2021	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	Mar. 31, 2022 vs Dec. 31, 2021
Mortgage Rate: [1]
30-Year Mortgage Rate	3.27%	3.13%	3.18%	3.27%	4.90%	+163	bps
30-Year Agency Current Coupon	2.04%	1.83%	1.97%	2.07%	3.49%	+142	bps
30-Year Primary to Secondary Spread	1.23%	1.30%	1.21%	1.20%	1.41%	+21	bps
Credit Spread (in bps): [2]
CRT M2	235	179	171	182	319	+137
CMBS AAA	69	65	66	68	96	+28
CDX IG	54	48	53	49	67	+18
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

FINANCIAL CONDITION
As of March 31, 2022 and December 31, 2021, our investment portfolio totaled $68.6 billion and $82.0 billion, respectively, consisting of: $49.1 billion and $54.4 billion investment securities, at fair value, respectively; $19.5 billion and $27.1 billion net TBA securities, at fair value, respectively; and as of December 31, 2021, $0.4 billion forward settling non-Agency securities, at fair value. The following table is a summary of our investment portfolio as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022				December 31, 2021
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$2,140	$2,128	3.27%	3%	$2,570	$2,652	3.27%	3%
15-year TBA securities, net [1]	246	242	3.24%	—%	2,056	2,059	1.71%	3%
Total ≤ 15-year	2,386	2,370	3.27%	3%	4,626	4,711	2.57%	6%
20-year RMBS	1,868	1,744	2.51%	3%	1,948	1,942	2.52%	2%
30-year:
30-year RMBS	45,312	43,252	3.10%	63%	47,028	47,695	3.04%	58%
30-year TBA securities, net [1]	19,906	19,301	3.48%	28%	25,128	25,081	2.54%	31%
Total 30-year	65,218	62,553	3.21%	91%	72,156	72,776	2.87%	89%
Total fixed rate Agency RMBS and TBA securities	69,472	66,667	3.20%	97%	78,730	79,429	2.84%	97%
Adjustable rate Agency RMBS	40	41	2.32%	—%	45	47	2.23%	—%
CMO Agency RMBS:
CMO	166	166	3.11%	—%	182	188	3.12%	—%
Interest-only strips	28	30	5.31%	—%	31	37	5.60%	—%
Principal-only strips	36	37	—%	—%	39	43	—%	—%
Total CMO Agency RMBS	230	233	3.93%	—%	252	268	4.08%	1%
Total Agency RMBS and TBA securities	69,742	66,941	3.20%	98%	79,027	79,744	2.85%	98%
Non-Agency RMBS [2]	327	316	3.39%	—%	763	767	2.85%	1%
CMBS	496	488	3.76%	1%	505	514	3.60%	1%
CRT	903	885	4.23%	1%	955	974	3.74%	1%
Total investment portfolio	$71,468	$68,630	3.22%	100%	$81,250	$81,999	2.85%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q.
2.Includes $0.4 billion of forward settling non-Agency securities as of December 31, 2021.
TBA and forward settling securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2022 and December 31, 2021, our TBA position and forward settling securities had a net carrying value of $(609) million and $(44) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract or forward purchase agreement and the price to be paid or received for the underlying security.
As of March 31, 2022 and December 31, 2021, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 2.56% and 2.43%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of March 31, 2022 and December 31, 2021 (dollars in millions):

	March 31, 2022
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$53	$57	$51	100%	103.0%	2.69%	1.28%	16	10%
2.5%	298	314	295	100%	105.4%	3.02%	1.18%	30	12%
3.0%	750	761	759	83%	101.5%	3.55%	2.51%	51	14%
3.5%	803	820	825	85%	102.0%	4.03%	2.77%	52	16%
4.0%	418	430	436	92%	103.0%	4.60%	2.90%	52	17%
≥ 4.5%	4	4	4	97%	102.7%	5.00%	2.66%	136	22%
Total ≤ 15-year	2,326	2,386	2,370	88%	102.6%	3.82%	2.45%	48	15%
20-year:
2.0%	1,014	1,045	953	—%	103.1%	2.86%	1.52%	17	6%
2.5%	402	422	390	—%	104.9%	3.27%	1.68%	21	7%
3.0%	33	35	33	97%	103.7%	3.77%	2.25%	32	10%
3.5%	159	162	163	81%	101.9%	4.05%	2.96%	104	11%
≥ 4.0%	195	204	205	96%	104.3%	4.74%	3.10%	64	14%
Total 20-year:	1,803	1,868	1,744	21%	103.5%	3.28%	1.86%	31	8%
30-year:
2.0%	6,490	6,720	6,052	5%	100.5%	2.85%	1.93%	11	5%
2.5%	11,650	12,056	11,156	69%	103.7%	3.12%	2.06%	9	5%
3.0%	12,922	13,257	12,653	25%	102.1%	3.56%	2.74%	13	6%
3.5%	16,729	17,134	16,858	43%	104.9%	4.05%	2.67%	82	9%
4.0%	10,978	11,508	11,342	68%	106.1%	4.51%	2.91%	69	10%
≥ 4.5%	4,243	4,543	4,492	97%	107.1%	5.02%	3.19%	56	11%
Total 30-year	63,012	65,218	62,553	49%	103.8%	3.72%	2.49%	39	8%
Total fixed rate	$67,141	$69,472	$66,667	50%	103.8%	3.70%	2.46%	39	8%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of March 31, 2022, lower balance specified pools had a weighted average original loan balance of $122,000 and $122,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 138% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of March 31, 2022.

	December 31, 2021
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
1.5%	$1,184	$1,184	$1,185	—%	—%	—%	—%	—	—%
2.0%	914	933	934	6%	102.9%	2.68%	1.29%	13	11%
2.5%	312	329	326	100%	105.4%	3.03%	1.16%	27	13%
3.0%	806	818	848	99%	101.5%	3.55%	2.46%	55	15%
3.5%	869	887	924	100%	102.0%	4.03%	2.73%	52	18%
≥ 4.0%	462	475	494	92%	102.9%	4.61%	2.88%	50	19%
Total ≤ 15-year	4,547	4,626	4,711	55%	102.5%	3.82%	2.44%	49	16%
20-year:
≤ 2.0%	1,044	1,076	1,055	—%	103.0%	2.86%	1.42%	14	10%
2.5%	427	446	440	—%	104.4%	3.28%	1.48%	18	14%
3.0%	35	36	37	97%	103.4%	3.78%	2.16%	29	14%
3.5%	169	172	181	81%	101.8%	4.05%	2.95%	101	13%
≥ 4.0%	209	218	229	96%	104.1%	4.74%	3.08%	61	15%
Total 20-year:	1,884	1,948	1,942	21%	103.3%	3.29%	1.77%	28	12%
30-year:
≤ 2.0%	15,617	15,673	15,581	3%	100.5%	2.86%	1.92%	8	7%
2.5%	27,578	28,342	28,182	22%	104.1%	3.16%	1.96%	6	7%
3.0%	5,031	5,197	5,234	16%	102.8%	3.61%	2.52%	49	11%
3.5%	8,531	8,917	9,200	86%	104.5%	4.05%	2.59%	83	12%
4.0%	8,696	9,146	9,495	92%	105.2%	4.51%	2.81%	65	15%
≥ 4.5%	4,606	4,881	5,084	97%	106.0%	5.02%	3.06%	53	16%
Total 30-year	70,059	72,156	72,776	40%	103.5%	3.71%	2.36%	38	11%
Total fixed rate	$76,490	$78,730	$79,429	41%	103.5%	3.70%	2.34%	38	11%
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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of March 31, 2022 and December 31, 2021, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2022 and December 31, 2021 and condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2022 and 2021 (in millions, except per share amounts):

	March 31,	December 31,
Balance Sheet Data	2022	2021
	(Unaudited)
Investment securities, at fair value	$49,087	$54,421
Total assets	$66,394	$68,149
Repurchase agreements and other debt	$44,831	$47,507
Total liabilities	$57,464	$57,858
Total stockholders' equity	$8,930	$10,291
Net book value per common share [1]	$14.12	$16.76
Tangible net book value per common share [2]	$13.12	$15.75

	Three Months Ended March 31,
Statement of Comprehensive Income Data (Unaudited)	2022	2021
Interest income	$475	$557
Interest expense	27	29
Net interest income	448	528
Other gain (loss), net	(1,078)	471
Operating expenses	21	24
Net income (loss)	(651)	975
Dividends on preferred stock	25	25
Net income (loss) available (attributable) to common stockholders	$(676)	$950

Net income (loss)	$(651)	$975
Other comprehensive income (loss), net	(491)	(237)
Comprehensive income (loss)	(1,142)	738
Dividends on preferred stock	25	25
Comprehensive income (loss) available (attributable) to common stockholders	$(1,167)	$713

Weighted average number of common shares outstanding - basic	524.3	533.7
Weighted average number of common shares outstanding - diluted	524.3	535.6
Net income (loss) per common share - basic	$(1.29)	$1.78
Net income (loss) per common share - diluted	$(1.29)	$1.77
Comprehensive income (loss) per common share - basic	$(2.23)	$1.34
Comprehensive income (loss) per common share - diluted	$(2.23)	$1.33
Dividends declared per common share	$0.36	$0.36

	Three Months Ended March 31,
Other Data (Unaudited) *	2022	2021
Average investment securities - at par	$51,749	$56,641
Average investment securities - at cost	$53,535	$58,948
Average net TBA dollar roll position - at cost	$23,605	$32,022
Average total assets - at fair value	$67,213	$79,415
Average repurchase agreements and other debt outstanding [3]	$46,570	$54,602
Average stockholders' equity [4]	$9,545	$11,312
Average tangible net book value "at risk" leverage [5]	7.8:1	8.0:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.5:1	7.7:1
Economic return on tangible common equity - unannualized [7]	(14.4)%	8.2%
Expenses % of average total assets - annualized	0.12%	0.12%
Expenses % of average assets, including average net TBA position - annualized	0.09%	0.09%
Expenses % of average stockholders' equity - annualized	0.88%	0.85%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2022 and 2021, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2022		2021
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$397	3.07%	$480	3.40%
Net premium amortization benefit (cost)	78	0.48%	77	0.38%
Interest income (GAAP measure)	475	3.55%	557	3.78%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(159)	(1.19)%	(213)	(1.45)%
Interest income, excluding "catch-up" premium amortization	316	2.36%	344	2.33%
TBA dollar roll income - implied interest income [1,2]	123	2.09%	116	1.44%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$439	2.28%	$460	2.02%

Weighted average actual portfolio CPR for investment securities held during the period	14.5%		24.6%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.9%		11.3%
30-year fixed rate mortgage rate as of period end [4]	4.90%		3.27%
10-year U.S. Treasury rate as of period end	2.34%		1.74%
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
4.Source: Bloomberg
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2022 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2022 vs. March 31, 2021
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(82)	$(51)	$(31)
Estimated "catch-up" premium amortization due to change in CPR forecast	54	—	54
Interest income, excluding "catch-up" premium amortization	(28)	(51)	23
TBA dollar roll income - implied interest income	7	(30)	37
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(21)	$(81)	$60
Our average investment portfolio, inclusive of TBAs (at cost), decreased 15% for the three months ended March 31, 2022, compared to the prior year period, primarily due to a decline in stockholders' equity. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 26 basis points largely due to changes in asset composition and slower CPR projections.

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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
December 31, 2021	$46,999	$48,524	$47,037	$29,014	$27,622	7.6:1	7.7:1
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2022 and 2021 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost:

	Three Months Ended March 31,
	2022		2021
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$27	0.23%	$29	0.21%
TBA dollar roll income - implied interest expense (benefit) [2,3]	(29)	(0.49)%	(38)	(0.48)%
Economic interest expense (benefit) - before interest rate swap periodic cost, net [4]	(2)	(0.01)%	(9)	(0.04)%
Interest rate swap periodic cost (income), net [2,5]	18	0.10%	12	0.06%
Total economic interest expense (benefit) (non-GAAP measure)	$16	0.09%	$3	0.02%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2022 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2022 vs. March 31, 2021
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$(2)	$(4)	$2
TBA dollar roll income - implied interest benefit/expense	9	10	(1)
Interest rate swap periodic cost	6	2	4
Total change in economic interest benefit/expense	$13	$8	$5
Our average mortgage borrowings, inclusive of TBAs, decreased 19% for the three months ended March 31, 2022, compared to the prior year period, due to a decline in stockholders' equity and smaller asset base. The average interest rate on our mortgage borrowings for the three months ended March 31, 2022 was largely unchanged from the prior year period, increasing 3 basis points. The increase in our interest rate swap periodic cost for the three months ended March 31, 2022 was a function of our average swap balance outstanding and the average fixed rate paid / floating rate received. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for the three months ended March 31, 2022 and 2021 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2022	2021
Average Agency repo and other debt outstanding	$46,570	$54,602
Average net TBA dollar roll position outstanding - at cost	$23,605	$32,022
Average mortgage borrowings outstanding	$70,175	$86,624
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$52,543	$45,211
Ratio of average interest rate swaps to mortgage borrowings outstanding	75%	52%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.23%	0.16%
Average interest rate swap receive-floating rate	(0.09)%	(0.05)%
Average interest rate swap net pay/(receive) rate	0.14%	0.11%
For the three months ended March 31, 2022 and 2021, we had an average forward starting swap balance of $0.1 billion and $0.3 billion, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates. Including forward starting swaps, our average ratio of interest rate swaps outstanding to our average mortgage borrowings for the three months ended March 31, 2022 and 2021 was 75% and 53%, respectively.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three months ended March 31, 2022 and 2021:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Spread	2022	2021
Average asset yield, excluding "catch-up" premium amortization	2.28%	2.02%
Average aggregate cost of funds	(0.09)%	(0.02)%
Average net interest spread, excluding "catch-up" premium amortization	2.19%	2.00%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three months ended March 31, 2022 and 2021 (dollars in millions):

	Three Months Ended March 31,
	2022	2021
Net interest income (GAAP measure)	$448	$528
TBA dollar roll income, net [1]	152	154
Interest rate swap periodic cost (income), net [1]	(18)	(12)
Adjusted net interest and dollar roll income	582	670
Operating expense	(21)	(24)
Net spread and dollar roll income	561	646
Dividend on preferred stock	25	25
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	536	621
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(159)	(213)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$377	$408

Weighted average number of common shares outstanding - basic	524.3	533.7
Weighted average number of common shares outstanding - diluted	525.7	535.6
Net spread and dollar roll income per common share - basic	$1.02	$1.16
Net spread and dollar roll income per common share - diluted	$1.02	$1.16
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.72	$0.76
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.72	$0.76
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2022	2021
Loss on sale of investment securities, net	$(342)	$(13)
Unrealized loss on investment securities measured at fair value through net income, net [2]	(2,532)	(955)
Unrealized loss on investment securities measured at fair value through other comprehensive income, net	(491)	(237)
Total loss on investment securities, net	$(3,365)	$(1,205)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2022 and 2021 (in millions):

	Three Months Ended March 31,
	2022	2021
TBA securities, dollar roll income	$152	$154
TBA securities, mark-to-market loss	(1,386)	(1,080)
Interest rate swaps, periodic cost	(18)	(12)
Interest rate swaps, mark-to-market gain	1,975	1,136
Payer swaptions	363	387
U.S. Treasury securities - short position	605	807
U.S. Treasury securities - long position	(54)	(10)
U.S. Treasury futures contracts - short position	196	61
Other	(37)	(4)
Total gain (loss) on derivative instruments and other securities, net	$1,796	$1,439
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income (Loss)
For the three months ended March 31, 2022 and 2021, we had estimated taxable loss attributable to common stockholders of $(43) million and $(164) million, respectively, or $(0.08) and $(0.31) per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income (loss) for the three months ended March 31, 2022 and 2021 (dollars in millions, except per share amounts):

	Three Months Ended March 31,
	2022	2021
Net income/(loss)	$(651)	$975
Book to tax differences:
Premium amortization, net	(176)	(269)
Realized gain/loss, net	(2,365)	(1,494)
Net capital loss/(utilization of net capital loss carryforward)	868	89
Unrealized (gain)/loss, net	2,294	545
Other	(13)	(10)
Total book to tax differences	608	(1,139)
REIT taxable loss	(43)	(164)
REIT taxable income attributed to preferred stock	—	—
REIT taxable loss attributed to common stock	$(43)	$(164)
Weighted average common shares outstanding - basic	524.3	533.7
Weighted average common shares outstanding - diluted	524.3	533.7
REIT taxable loss per common share - basic	$(0.08)	$(0.31)
REIT taxable loss per common share - diluted	$(0.08)	$(0.31)

Beginning net capital loss carryforward	$—	$—
Increase (decrease) in net capital loss carryforward	868	89
Ending net capital loss carryforward	$868	$89
Ending net capital loss carryforward per common share	$1.66	$0.17

LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on our ability to maintain adequate levels of liquidity and capital resources to fund day-to-day operations, fulfill collateral requirements under our funding and derivative agreements, and to satisfy our dividend distribution requirement of at least 90% of our taxable income to maintain our qualification as a REIT. Our primary sources of liquidity are unencumbered cash and securities, borrowings available under repurchase agreements, TBA dollar roll financing and monthly receipts of principal and interest payments. We may also conduct asset sales, change our asset or funding mix, issue equity or undertake other capital enhancing actions to maintain adequate levels of liquidity and capital resources. There are various risks and uncertainties that can impact our liquidity, such as those described in Item 1A. Risk Factors of our most recent Annual Report on Form 10-K and Item 3. Quantitative and Qualitative Disclosures of Market Risks in this Form 10-Q. In assessing our liquidity, we consider a number of factors, including our current leverage, collateral levels, access to capital markets, overall market conditions, and the sensitivity of our tangible net book value over a range of scenarios. We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy.
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.5x and 7.7x as of March 31, 2022 and December 31, 2021, respectively. The following table includes a summary of our mortgage borrowings outstanding as of March 31, 2022 and December 31, 2021 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2022		December 31, 2021
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1,2]	$44,034	68%	$46,911	63%
Debt of consolidated variable interest entities, at fair value	116	—%	126	—%
Total debt	44,150	69%	47,037	63%
TBA and forward settling non-Agency securities, at cost	20,152	31%	27,622	37%
Total mortgage borrowings	$64,302	100%	$74,659	100%
________________________________
1.As of March 31, 2022 and December 31, 2021, 41% and 42%, respectively, of our repurchase agreements were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of March 31, 2022, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of March 31, 2022, 31% our portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 7%.
Collateral requirements under our derivative agreements are subject to our counterparties' assessment of their maximum risk of loss associated with the derivative instrument, referred to as the initial or minimum margin requirement, and may be adjusted based on changes in market volatility and other factors. We are also subject to daily variation margin requirements based on changes in the value of the derivative instrument and/or collateral pledged. Daily variation margin requirements also entitle us to receive collateral if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral requirements under our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC and, if applicable, by third-party brokerage agreements, which may establish margin levels in excess of the MBSD. Collateral levels for interest rate derivative agreements are typically governed by the central clearing exchange and the associated futures commission merchants ("FCMs"), which may establish margin levels in excess of the clearing exchange. Collateral levels for interest rate derivative agreements not subject to central clearing are established by the counterparty financial institution.
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the three months ended March 31, 2022, haircuts remained stable. As of March 31, 2022, the weighted average haircut on our repurchase agreements was approximately 4.0% of the value of our collateral, compared to 3.8% as of December 31, December 31, 2021.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of March 31, 2022, our unencumbered assets totaled 59% of our tangible equity, compared to 67% as of December 31, 2021. The majority of our liquidity is held at AGNC, but we also maintain capital and excess liquidity at Bethesda Securities to meet regulatory standards, satisfy counterparty and clearing organization expectations, and for risk management purposes. As of March 31, 2022, we had cash and unencumbered Agency RMBS and U.S. Treasury securities totaling $3.5 billion, or 42% of our tangible equity, which excludes unencumbered CRT and non-Agency securities and assets held at Bethesda Securities, compared to $4.9 billion and 50%, respectively, as of December 31, 2021.

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
As of March 31, 2022, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 2% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 5% of our tangible stockholders' equity. As of March 31, 2022, approximately 8% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of March 31, 2022, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
Asset Sales
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). The vitality of these markets enables us to sell assets under most market conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). Under certain market conditions, however, we may be unable to realize the full "pay-up" value of our specified pool securities, which is the incremental value in excess of equivalent coupon generic Agency RMBS. We attempt to manage this risk by maintaining at least a minimum level of securities that trade at or near TBA values that in our estimation enhances our portfolio liquidity across a wide range of market conditions.
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock when the price of our common stock trades below our tangible net book value or issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions, if any.
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2022, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2022, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Forward looking statements are based on management’s assumptions, projections and beliefs as of the date of this Quarterly Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
•changes in U.S. monetary policy or interest rates, including actions taken by the Fed to normalize monetary policy, to terminate its purchases of Agency RMBS and to reduce the size of its U.S. Treasury and Agency RMBS bond portfolio;
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of March 31, 2022 and December 31, 2021 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2022 and December 31, 2021.
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

Interest Rate Sensitivity [1,2]
	March 31, 2022		December 31, 2021
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.2%	-1.7%	-0.6%	-6.4%
-50 Basis Points	0.0%	-0.2%	-0.2%	-2.3%
-25 Basis Points	0.0%	+0.4%	0.0%	-0.3%
+25 Basis Points	-0.1%	-1.2%	-0.1%	-1.3%
+50 Basis Points	-0.3%	-3.0%	-0.4%	-3.8%
+75 Basis Points	-0.6%	-5.5%	-0.7%	-7.4%
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
As of March 31, 2022 and December 31, 2021, our investment securities (excluding TBAs) had a weighted average projected CPR of 7.9% and 10.9%, respectively, and a weighted average yield of 2.56% and 2.43%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	March 31, 2022		December 31, 2021
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	9.9%	2.46%	17.0%	2.21%
-50 Basis Points	9.1%	2.49%	14.1%	2.30%
-25 Basis Points	8.4%	2.53%	12.2%	2.37%
Actual as of Period End	7.9%	2.56%	10.9%	2.43%
+25 Basis Points	7.4%	2.58%	9.9%	2.47%
+50 Basis Points	6.9%	2.60%	9.1%	2.51%
+75 Basis Points	6.5%	2.62%	8.4%	2.54%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of March 31, 2022 and December 31, 2021 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 6.0 and 5.4 years as of March 31, 2022 and December 31, 2021, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	March 31, 2022		December 31, 2021
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+3.0%	+29.9%	+2.7%	+27.1%
-25 Basis Points	+1.5%	+15.0%	+1.4%	+13.6%
-10 Basis Points	+0.6%	+6.0%	+0.5%	+5.4%
+10 Basis Points	-0.6%	-6.0%	-0.5%	-5.4%
+25 Basis Points	-1.5%	-15.0%	-1.4%	-13.6%
+50 Basis Points	-3.0%	-29.9%	-2.7%	-27.1%
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
As of March 31, 2022, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of March 31, 2022, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was approximately 2% and less than 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2021.
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
None.
Item 6.     Exhibits and Financial Statement Schedules
(a) Exhibit Index
Exhibit No.    Description
*3.1    AGNC Investment Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated by reference from Exhibit 3.1 of Form 10-K for the year ended December 31, 2021 (File No. 001-34057), filed February 23, 2022.
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
*4.1    Instruments defining the rights of holders of securities: See Article IV of our Amended and Restated Certificate of Incorporation, as amended, incorporated herein by reference to Exhibit 3.1 of Form 10-K for the year ended December 31, 2021 (File No. 001-34057), filed February 23, 2022.

*4.2    Instruments defining the rights of holders of securities: See Article VI of our Fourth Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of Form 8-K, filed March 11, 2021.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	May 9, 2022

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 9, 2022