Form 10-Q
period 2022-06-30
AGNC Investment Corp.
filed 2022-08-04
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2022
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2022 was 522,722,819.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $40,107 and $47,601, respectively)	$43,459	$52,396
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	167	208
Credit risk transfer securities, at fair value (including pledged securities of $629 and $510, respectively)	894	974
Non-Agency securities, at fair value (including pledged securities of $643 and $571, respectively)	881	843
U.S. Treasury securities, at fair value (including pledged securities of $1,882 and $471, respectively)	1,882	471
Cash and cash equivalents	906	998
Restricted cash	1,333	527
Derivative assets, at fair value	536	317
Receivable for investment securities sold (including pledged securities of $1,907 and $0, respectively)	2,006	—
Receivable under reverse repurchase agreements	8,438	10,475
Goodwill	526	526
Other assets	212	414
Total assets	$61,240	$68,149
Liabilities:
Repurchase agreements	$43,153	$47,381
Debt of consolidated variable interest entities, at fair value	107	126
Payable for investment securities purchased	547	80
Derivative liabilities, at fair value	237	86
Dividends payable	88	88
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	8,265	9,697
Accounts payable and other liabilities	803	400
Total liabilities	53,200	57,858
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,538	1,489	1,489
Common stock - $0.01 par value; 1,500 shares authorized; 522.7 and 522.2 shares issued and outstanding, respectively	5	5
Additional paid-in capital	13,707	13,710
Retained deficit	(6,726)	(5,214)
Accumulated other comprehensive income	(435)	301
Total stockholders' equity	8,040	10,291
Total liabilities and stockholders' equity	$61,240	$68,149
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Interest income:
Interest income	$395	$249	$870	$806
Interest expense	80	17	107	46
Net interest income	315	232	763	760
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(946)	25	(1,288)	12
Unrealized loss on investment securities measured at fair value through net income, net	(987)	(28)	(3,519)	(983)
Gain (loss) on derivative instruments and other securities, net	1,204	(618)	3,000	821
Total other loss, net:	(729)	(621)	(1,807)	(150)
Expenses:
Compensation and benefits	12	12	25	28
Other operating expense	8	10	16	18
Total operating expense	20	22	41	46
Net income (loss)	(434)	(411)	(1,085)	564
Dividends on preferred stock	25	25	50	50
Net income (loss) available (attributable) to common stockholders	$(459)	$(436)	$(1,135)	$514

Net income (loss)	$(434)	$(411)	$(1,085)	$564
Unrealized loss on investment securities measured at fair value through other comprehensive loss, net	(245)	(77)	(736)	(314)
Comprehensive income (loss)	(679)	(488)	(1,821)	250
Dividends on preferred stock	25	25	50	50
Comprehensive income (loss) available (attributable) to common stockholders	$(704)	$(513)	$(1,871)	$200

Weighted average number of common shares outstanding - basic	526.2	526.6	525.3	530.1
Weighted average number of common shares outstanding - diluted	526.2	526.6	525.3	531.9
Net income (loss) per common share - basic	$(0.87)	$(0.83)	$(2.16)	$0.97
Net income (loss) per common share - diluted	$(0.87)	$(0.83)	$(2.16)	$0.97
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, March 31, 2021	$1,489	524.9	$5	$13,736	$(4,348)	$482	$11,364
Net loss	—	—	—	—	(411)	—	(411)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(77)	(77)
Stock-based compensation, net	—	—	—	5	—	—	5
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(188)	—	(188)
Balance, June 30, 2021	$1,489	524.9	$5	$13,741	$(4,972)	$405	$10,668

Balance, March 31, 2022	$1,489	523.3	$5	$13,704	$(6,078)	$(190)	$8,930
Net income	—	—	—	—	(434)	—	(434)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(245)	(245)
Stock-based compensation, net	—	—	—	4	—	—	4
Issuance of common stock	—	4.1	—	50	—	—	50
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(189)	—	(189)
Balance, June 30, 2022	$1,489	522.7	$5	$13,707	$(6,726)	$(435)	$8,040

Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	564	—	564
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(314)	(314)
Stock-based compensation, net	—	0.4	—	8	—	—	8
Repurchase of common stock	—	(15.0)	—	(239)	—	—	(239)
Preferred dividends declared	—	—	—	—	(50)	—	(50)
Common dividends declared	—	—	—	—	(380)	—	(380)
Balance, June 30, 2021	$1,489	524.9	$5	$13,741	$(4,972)	$405	$10,668

Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(1,085)	—	(1,085)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(736)	(736)
Stock-based compensation, net	—	1.1	—	(2)	—	—	(2)
Issuance of common stock	—	4.1	—	50	—	—	50
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(50)	—	(50)
Common dividends declared	—	—	—	—	(377)	—	(377)
Balance, June 30, 2022	$1,489	522.7	$5	$13,707	$(6,726)	$(435)	$8,040
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2022	2021
Operating activities:
Net income (loss)	$(1,085)	$564
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	(78)	128
Stock-based compensation, net	(2)	8
(Gain) loss on sale of investment securities, net	1,288	(12)
Unrealized loss on investment securities measured at fair value through net income, net	3,519	983
Gain on derivative instruments and other securities, net	(3,000)	(821)
(Increase) decrease in other assets	21	(52)
Increase (decrease) in accounts payable and other accrued liabilities	30	(27)
Net cash provided by operating activities	693	771
Investing activities:
Purchases of Agency mortgage-backed securities	(14,293)	(23,954)
Purchases of credit risk transfer and non-Agency securities	(761)	(1,310)
Proceeds from sale of Agency mortgage-backed securities	12,218	18,311
Proceeds from sale of credit risk transfer and non-Agency securities	548	931
Principal collections on Agency mortgage-backed securities	4,145	8,791
Principal collections on credit risk transfer and non-Agency securities	159	36
Payments on U.S. Treasury securities	(12,773)	(10,536)
Proceeds from U.S. Treasury securities	11,151	10,172
Net proceeds from (payments on) reverse repurchase agreements	2,055	(233)
Net proceeds from derivative instruments	2,242	593
Net cash provided by investing activities	4,691	2,801
Financing activities:
Proceeds from repurchase arrangements	1,129,132	1,163,175
Payments on repurchase agreements	(1,133,360)	(1,166,804)
Payments on debt of consolidated variable interest entities	(14)	(26)
Proceeds from common stock issuances	50	—
Payments for common stock repurchases	(51)	(239)
Cash dividends paid	(427)	(432)
Net cash used in financing activities	(4,670)	(4,326)
Net change in cash, cash equivalents and restricted cash	714	(754)
Cash, cash equivalents and restricted cash at beginning of period	1,525	2,324
Cash, cash equivalents and restricted cash at end of period	$2,239	$1,570
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
The following is a description of the valuation methodologies used for financial instruments measured at fair value on a recurring basis classified as Level 2 inputs. These instruments trade in active markets such that participants transact with sufficient frequency and volume to provide transparent pricing information on an ongoing basis. The liquidity of these markets and the similarity of our instruments to those actively traded enable our pricing sources and us to utilize the observed quoted prices as a basis for formulating fair value measurements.
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

Note 3. Investment Securities
As of June 30, 2022 and December 31, 2021, our investment portfolio consisted of: $45.4 billion and $54.4 billion investment securities, at fair value, respectively; $15.9 billion and $27.1 billion net TBA securities, at fair value, respectively; and, as of December 31, 2021, $0.4 billion forward settling non-Agency securities, at fair value. Our net TBA position and forward settling non-Agency securities are reported at their net carrying value totaling $(108) million and $(44) million as of June 30, 2022 and December 31, 2021, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position and forward settling non-Agency securities represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of June 30, 2022 and December 31, 2021, our investment securities had a net unamortized premium balance of $1.5 billion and $1.8 billion, respectively.

The following tables summarize our investment securities as of June 30, 2022 and December 31, 2021, excluding TBA and forward settling securities, (dollars in millions). Details of our TBA and forward settling securities as of each of the respective dates are included in Note 5.

	June 30, 2022		December 31, 2021
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$46,737	$43,382	$51,546	$52,289
Adjustable rate	36	36	45	47
CMO	153	151	182	188
Interest-only and principal-only strips	59	57	70	80
Total Agency RMBS	46,985	43,626	51,843	52,604
Non-Agency RMBS	416	384	325	329
CMBS	518	497	505	514
CRT securities	943	894	955	974
Total investment securities	$48,862	$45,401	$53,628	$54,421

	June 30, 2022
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$5,236	$1,683	$1	$—	$—	$—	$6,920
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	306	102	—	—	—	—	408
Amortized cost	5,541	1,785	1	—	—	—	7,327
Gross unrealized gains	1	1	—	—	—	—	2
Gross unrealized losses	(324)	(113)	—	—	—	—	(437)
Total available-for-sale securities, at fair value	5,218	1,673	1	—	—	—	6,892
Securities remeasured at fair value through earnings:
Par value	27,533	11,003	2	432	521	936	40,427
Unamortized discount	(150)	(25)	—	(19)	(7)	(6)	(207)
Unamortized premium	914	381	—	3	4	13	1,315
Amortized cost	28,297	11,359	2	416	518	943	41,535
Gross unrealized gains	5	1	—	1	—	3	10
Gross unrealized losses	(2,106)	(824)	—	(33)	(21)	(52)	(3,036)
Total securities remeasured at fair value through earnings	26,196	10,536	2	384	497	894	38,509
Total securities, at fair value	$31,414	$12,209	$3	$384	$497	$894	$45,401
Weighted average coupon as of June 30, 2022	3.28%	3.33%	4.70%	3.35%	4.02%	5.44%	3.35%
Weighted average yield as of June 30, 2022 [1]	2.75%	2.76%	2.56%	3.70%	5.28%	6.39%	2.85%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 7.2% based on forward rates as of June 30, 2022.

	December 31, 2021
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$6,345	$2,111	$2	$—	$—	$—	$8,458
Unamortized discount	(3)	(1)	—	—	—	—	(4)
Unamortized premium	299	105	—	—	—	—	404
Amortized cost	6,641	2,215	2	—	—	—	8,858
Gross unrealized gains	234	67	—	—	—	—	301
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	6,875	2,282	2	—	—	—	9,159
Securities remeasured at fair value through earnings:
Par value	27,952	13,680	3	327	508	950	43,420
Unamortized discount	(14)	(4)	—	(6)	(6)	(7)	(37)
Unamortized premium	924	444	—	4	3	12	1,387
Amortized cost	28,862	14,120	3	325	505	955	44,770
Gross unrealized gains	517	213	—	6	11	21	768
Gross unrealized losses	(181)	(89)	—	(2)	(2)	(2)	(276)
Total securities remeasured at fair value through earnings	29,198	14,244	3	329	514	974	45,262
Total securities, at fair value	$36,073	$16,526	$5	$329	$514	$974	$54,421
Weighted average coupon as of December 31, 2021	3.09%	2.98%	4.69%	3.33%	3.60%	3.74%	3.08%
Weighted average yield as of December 31, 2021 [1]	2.38%	2.29%	2.54%	5.68%	4.28%	4.47%	2.43%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.9% based on forward rates as of December 31, 2021.
As of June 30, 2022 and December 31, 2021, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	June 30, 2022			December 31, 2021
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS	CMBS	CRT	RMBS	CMBS
AAA	$—	$281	$105	$—	$164	$10
AA	—	2	91	—	21	111
A	30	16	35	17	28	45
BBB	134	23	72	75	51	85
BB	271	43	95	126	43	126
B	126	5	79	327	7	117
Not Rated	333	14	20	429	15	20
Total	$894	$384	$497	$974	$329	$514
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
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of June 30, 2022 and December 31, 2021, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 7.2% and 10.9%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2022 and December 31, 2021 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2022				December 31, 2021
Estimated Weighted Average Life of Investment Securities	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$580	$590	4.20%	3.61%	$1,677	$1,642	3.64%	3.69%
> 3 years and ≤ 5 years	2,754	2,851	3.73%	3.35%	11,214	10,868	3.97%	2.74%
> 5 years and ≤10 years	31,151	33,317	3.55%	2.90%	36,936	36,490	2.87%	2.32%
> 10 years	10,916	12,104	2.68%	2.57%	4,594	4,628	2.48%	2.09%
Total	$45,401	$48,862	3.35%	2.85%	$54,421	$53,628	3.08%	2.43%
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2022 and December 31, 2021 (in millions):

Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2022	$6,803	$(437)	$—	$—	$6,803	$(437)
December 31, 2021	$—	$—	$—	$—	$—	$—
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2022 and 2021 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2022			2021
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(288)	$(8,145)	$(8,433)	$(4,151)	$(8,659)	$(12,810)
Proceeds from investment securities sold [1]	264	7,223	7,487	4,165	8,670	12,835
Net gain (loss) on sale of investment securities	$(24)	$(922)	$(946)	$14	$11	$25

Gross gain on sale of investment securities	$—	$—	$—	$14	$48	$62
Gross loss on sale of investment securities	(24)	(922)	(946)	—	(37)	(37)
Net gain (loss) on sale of investment securities	$(24)	$(922)	$(946)	$14	$11	$25

	Six Months Ended June 30,
	2022			2021
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(603)	$(15,457)	$(16,060)	$(4,644)	$(14,523)	$(19,167)
Proceeds from investment securities sold [1]	579	14,193	14,772	4,676	14,503	19,179
Net gain (loss) on sale of investment securities	$(24)	$(1,264)	$(1,288)	$32	$(20)	$12

Gross gain on sale of investment securities	$2	$4	$6	$32	$97	$129
Gross loss on sale of investment securities	(26)	(1,268)	(1,294)	—	(117)	(117)
Net gain (loss) on sale of investment securities	$(24)	$(1,264)	$(1,288)	$32	$(20)	$12
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2022, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of June 30, 2022 and December 31, 2021, we had $43.2 billion and $47.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022			December 31, 2021
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$26,620	1.38%	12	$23,747	0.14%	13
> 1 to ≤ 3 months	10,223	0.97%	65	14,781	0.15%	61
> 3 to ≤ 6 months	3,024	0.90%	145	4,576	0.19%	154
> 6 to ≤ 9 months	—	—%	—	2,445	0.21%	264
> 9 to ≤ 12 months	1,432	1.42%	325	1,362	0.23%	307
Total Agency repo	41,299	1.25%	46	46,911	0.15%	63
U.S. Treasury repo:
≤ 1 month	1,854	1.46%	1	470	(0.05)%	4
Total	$43,153	1.26%	44	$47,381	0.15%	63
As of June 30, 2022 and December 31, 2021, $6.8 billion and $0.8 billion, respectively, of our Agency repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of June 30, 2022, we had $5.5 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 1 day and a weighted average interest rate of 1.58%. As of December 31, 2021, we had $9.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 3 days and a weighted average interest rate of 0.08%. As of June 30, 2022 and December 31, 2021, 43% and 43%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 41% and 42% of our repurchase agreement funding outstanding as of June 30, 2022 and December 31, 2021, respectively.
Reverse Repurchase Agreements
As of June 30, 2022 and December 31, 2021, we had $8.4 billion and $10.5 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $8.3 billion and $9.7 billion, respectively. As of June 30, 2022 and December 31, 2021, $2.4 billion and $3.0 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2022 and December 31, 2021 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2022	December 31, 2021
Interest rate swaps [1]	Derivative assets, at fair value	$—	$—
Swaptions	Derivative assets, at fair value	412	290
TBA and forward settling non-Agency securities	Derivative assets, at fair value	96	27
U.S. Treasury futures - short	Derivative assets, at fair value	28	—
Total derivative assets, at fair value		$536	$317

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(204)	(71)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(33)	(15)
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(237)	$(86)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$1,882	$471
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(8,265)	(9,697)
Total U.S. Treasury securities, net at fair value		$(6,383)	$(9,226)
________________________________
1.As of June 30, 2022 and December 31, 2021, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $4.3 billion and $1.6 billion, respectively. As of June 30, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $39 thousand. We did not have credit default swaps outstanding as of December 31, 2021.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022				December 31, 2021
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$23,000	0.11%	1.52%	1.9	$22,500	0.10%	0.05%	2.0
> 3 to ≤ 5 years	16,050	0.32%	1.51%	3.9	16,800	0.22%	0.06%	4.0
> 5 to ≤ 7 years	4,700	0.59%	1.50%	6.1	6,050	0.29%	0.05%	6.0
> 7 to ≤ 10 years	4,710	0.61%	1.51%	8.1	4,400	0.46%	0.05%	8.5
> 10 years	1,475	0.47%	1.51%	12.7	1,475	0.47%	0.05%	13.2
Total	$49,935	0.28%	1.51%	3.9	$51,225	0.20%	0.05%	4.0

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	June 30, 2022	December 31, 2021
SOFR	81%	75%
OIS	19%	25%
Total	100%	100%

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
June 30, 2022
≤ 1 year	$35	$90	6	$1,600	2.14%	7.3
> 1 year ≤ 2 years	89	230	18	3,900	2.49%	10.0
> 2 year ≤ 3 years	26	90	26	1,300	2.32%	10.0
Total	$150	$410	17	$6,800	2.37%	9.4

December 31, 2021
≤ 1 year	$101	$64	6	$3,800	1.81%	8.5
> 1 year ≤ 2 years	128	147	20	5,150	1.69%	10.0
> 2 year ≤ 3 years	99	79	28	4,050	2.35%	10.0
Total	$328	$290	18	$13,000	1.93%	9.6
________________________________
1.As of June 30, 2022 and December 31, 2021, ≤ 1 year notional amount includes $250 million and $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of June 30, 2022, 96% and 4% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively. As of December 31, December 31, 2021, 95% and 5% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively.

Receiver Swaptions	Option			Underlying Receiver Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Receive Rate	Average Term (Years)
June 30, 2022
≤ 1 year	$2	$2	11	$150	2.11%	10.0
As of December 31, 2021, we had no receiver swaptions outstanding.

U.S. Treasury Securities	June 30, 2022			December 31, 2021
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$270	$268	$264	$(310)	$(306)	$(293)
7 years	(1,070)	(1,067)	(974)	(1,218)	(1,218)	(1,206)
10 years	(6,541)	(6,435)	(5,673)	(7,590)	(7,593)	(7,727)
Total U.S. Treasury securities	$(7,341)	$(7,234)	$(6,383)	$(9,118)	$(9,117)	$(9,226)
________________________________
1.As of June 30, 2022 and December 31, 2021, short U.S. Treasury securities totaling $(8.3) billion and $(9.7) billion, at fair value, respectively, had a weighted average yield of 1.70% and 1.56%, respectively. As of June 30, 2022 and December 31, 2021, long U.S. Treasury securities totaling $1.9 billion and $0.5 billion, at fair value, respectively, had a weighted average yield of 3.13% and 1.18%, respectively.

U.S. Treasury Futures	June 30, 2022				December 31, 2021
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
5 years	$(1,082)	$(1,204)	$(1,215)	$(11)	$—	$—	$—	$—
10 years	(7,023)	(8,330)	(8,324)	6	(1,500)	(1,942)	(1,957)	(15)
Total U.S. Treasury futures	$(8,105)	$(9,534)	$(9,539)	$(5)	$(1,500)	$(1,942)	$(1,957)	$(15)

________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2022				December 31, 2021
TBA Securities by Coupon [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.0%	$—	$—	$—	—	$2,039	$2,056	$2,059	$3
3.5%	105	104	104	—	—	—	—	—
Total 15-Year TBA securities	105	104	104	—	2,039	2,056	2,059	3
30-Year TBA securities:
≤ 2.0%	995	848	864	16	2,892	2,872	2,874	2
2.5%	(559)	(490)	(503)	(13)	17,602	17,953	17,914	(39)
3.0%	137	133	128	(5)	3,559	3,692	3,682	(10)
3.5%	(81)	(24)	(78)	(54)	581	611	611	—
4.0%	2,838	2,928	2,797	(131)	—	—	—	—
≥ 4.5%	12,492	12,502	12,581	79	—	—	—	—
Total 30-Year TBA securities, net	15,822	15,897	15,789	(108)	24,634	25,128	25,081	(47)
Total TBA securities, net	$15,927	$16,001	$15,893	$(108)	$26,673	$27,184	$27,140	$(44)
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

As of June 30, 2022, we had $215 million notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade Index, maturing in June 2027. Under the terms of our CDS, we pay fixed periodic payments equal to 1% of the notional value and we are entitled to receive payments for qualified credit events. As of June 30, 2022, the CDS had an amortized cost basis of $(3) million, a market value of $39 thousand, and a carrying value of zero dollars net of variation margin settlements posted to us. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2022 and 2021 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2022:
TBA securities, net	$19,607	72,203	(75,883)	$15,927	$(604)
Interest rate swaps - payer	$51,125	570	(1,760)	$49,935	814
Credit default swaps - CDX IG - buy protection	$(2,610)	—	2,395	$(215)	21
Payer swaptions	$10,250	250	(3,700)	$6,800	309
Receiver swaptions	$—	(150)	—	$(150)	—
U.S. Treasury securities - short position	$(10,862)	(2,775)	4,394	$(9,243)	483
U.S. Treasury securities - long position	$703	3,325	(2,126)	$1,902	25
U.S. Treasury futures contracts - short position	$(5,385)	(8,355)	5,635	$(8,105)	139
					$1,187

Three months ended June 30, 2021:
TBA securities, net	$24,518	94,248	(92,199)	$26,567	$396
Interest rate swaps - payer	$49,725	—	—	$49,725	(400)
Payer swaptions	$13,150	—	(1,700)	$11,450	(313)
U.S. Treasury securities - short position	$(15,527)	(585)	5,219	$(10,893)	(333)
U.S. Treasury securities - long position	$—	1,336	(939)	$397	(1)
U.S. Treasury futures contracts - short position	$(1,000)	(2,000)	1,500	$(1,500)	(29)
					$(680)
Six months ended June 30, 2022:
TBA securities, net	$26,673	150,837	(161,583)	$15,927	$(1,838)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	2,970	(4,260)	$49,935	2,771
Credit default swaps - CDX IG - buy protection	$—	(5,470)	5,255	$(215)	21
Payer swaptions	$13,000	1,750	(7,950)	$6,800	672
Receiver swaptions	$—	(150)	—	$(150)	—
U.S. Treasury securities - short position	$(9,590)	(6,908)	7,255	$(9,243)	1,088
U.S. Treasury securities - long position	$472	5,576	(4,146)	$1,902	(29)
U.S. Treasury futures contracts - short position	$(1,500)	(15,225)	8,620	$(8,105)	335
					$3,020

Six months ended June 30, 2021:
TBA securities, net	$30,364	187,584	(191,381)	$26,567	$(530)
Interest rate swaps - payer	$43,225	7,000	(500)	$49,725	724
Payer swaptions	$10,400	4,250	(3,200)	$11,450	74
U.S. Treasury securities - short position	$(11,287)	(7,846)	8,240	$(10,893)	474
U.S. Treasury securities - long position	$—	2,651	(2,254)	$397	(11)
U.S. Treasury futures contracts - short position	$(1,000)	(3,000)	2,500	$(1,500)	32
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
As of June 30, 2022, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 3% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of June 30, 2022, approximately 10% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2022 and December 31, 2021 (in millions):

	June 30, 2022
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$41,690	$167	$384	$42,241
CRT - fair value	629	—	—	629
Non-Agency - fair value	643	—	—	643
U.S. Treasury securities - fair value	2,021	—	1	2,022
Accrued interest on pledged securities	125	1	1	127
Restricted cash	170	—	1,163	1,333
Total	$45,278	$168	$1,549	$46,995

	December 31, 2021
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$46,943	$208	$739	$47,890
CRT - fair value	510	—	—	510
Non-Agency - fair value	571	—	—	571
U.S. Treasury securities - fair value	1,084	—	208	1,292
Accrued interest on pledged securities	117	1	2	120
Restricted cash	15	—	512	527
Total	$49,240	$209	$1,461	$50,910
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $60 million and $81 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2022 and December 31, 2021, respectively.
3.Includes deposits under brokerage and clearing agreements.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2022 and December 31, 2021 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	June 30, 2022			December 31, 2021
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$29,010	$31,194	$81	$24,548	$24,075	$61
> 30 and ≤ 60 days	3,986	4,357	11	7,869	7,735	19
> 60 and ≤ 90 days	6,585	7,110	18	7,006	6,906	16
> 90 days	5,262	5,574	15	9,073	9,036	21
Total	$44,843	$48,235	$125	$48,496	$47,752	$117
________________________________
1.Includes $60 million and $81 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2022 and December 31, 2021, respectively.
2.Excludes $0.1 billion and $0.6 billion of repledged U.S. Treasury securities received as collateral from counterparties as of June 30, 2022 and December 31, 2021, respectively.
Assets Pledged from Counterparties
As of June 30, 2022 and December 31, 2021, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2022				December 31, 2021
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$8,650	$—	$7	$8,657	$10,420	$—	$11	$10,431
Cash	—	451	4	455	—	303	7	310
Total	$8,650	$451	$11	$9,112	$10,420	$303	$18	$10,741
________________________________
1.As of June 30, 2022 and December 31, 2021, amounts include $8.3 billion and $9.7 billion, respectively, of U.S. Treasury securities received from counterparties that were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2022 and December 31, 2021 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2022
Interest rate swap and swaption agreements, at fair value [1]	$412	$—	$412	$—	$(412)	$—
TBA and forward settling non-Agency securities, at fair value [1]	96	—	96	(96)	—	—
Receivable under reverse repurchase agreements	8,438	—	8,438	(7,347)	(1,091)	—
Total	$8,946	$—	$8,946	$(7,443)	$(1,503)	$—

December 31, 2021
Interest rate swap and swaption agreements, at fair value [1]	$290	$—	$290	$—	$(290)	$—
TBA securities, at fair value [1]	27	—	27	(27)	—	—
Receivable under reverse repurchase agreements	10,475	—	10,475	(6,087)	(4,381)	7
Total	$10,792	$—	$10,792	$(6,114)	$(4,671)	$7

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2022
TBA and forward settling non-Agency securities, at fair value [1]	$204	$—	$204	$(96)	$(108)	$—
Repurchase agreements	43,153	—	43,153	(7,347)	(35,806)	—
Total	$43,357	$—	$43,357	$(7,443)	$(35,914)	$—

December 31, 2021
Repurchase agreements	$47,381	$—	$47,381	$(6,087)	$(41,294)	$—
Total	$47,452	$—	$47,452	$(6,114)	$(41,338)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2022 and December 31, 2021, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	June 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$43,459	$—	$—	$52,396	$—
Agency securities transferred to consolidated VIEs	—	167	—	—	208	—
Credit risk transfer securities	—	894	—	—	974	—
Non-Agency securities	—	881	—	—	843	—
U.S. Treasury securities	1,882	—	—	471	—	—
Interest rate swaps [1]	—	—	—	—	—	—
Swaptions	—	412	—	—	290	—
TBA and forward settling securities	—	96	—	—	27	—
U.S. Treasury futures	28	—	—	—	—	—
Total	$1,910	$45,909	$—	$471	$54,738	$—
Liabilities:
Debt of consolidated VIEs	$—	$107	$—	$—	$126	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	8,265	—	—	9,697	—	—
Interest rate swaps [1]	—	—	—	—	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA and forward settling securities	—	204	—	—	71	—
U.S. Treasury futures	33	—	—	15	—	—
Total	$8,298	$311	$—	$9,712	$197	$—
________________________________
1.As of June 30, 2022 and December 31, 2021, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $4.3 billion and $1.6 billion, respectively, based on "Level 2" inputs. As of June 30, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $39 thousand based on "Level 2" inputs. We did not have credit default swaps outstanding as of December 31, 2021. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of June 30, 2022 and December 31, 2021, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Weighted average number of common shares issued and outstanding	524.7	524.9	523.7	528.7
Weighted average number of fully vested restricted stock units outstanding	1.5	1.7	1.6	1.4
Weighted average number of common shares outstanding - basic	526.2	526.6	525.3	530.1
Weighted average number of dilutive unvested restricted stock units outstanding	—	—	—	1.8
Weighted average number of common shares outstanding - diluted	526.2	526.6	525.3	531.9
Net income (loss) available (attributable) to common stockholders	$(459)	$(436)	$(1,135)	$514
Net income (loss) per common share - basic	$(0.87)	$(0.83)	$(2.16)	$0.97
Net income (loss) per common share - diluted	$(0.87)	$(0.83)	$(2.16)	$0.97
For the three and six months ended June 30, 2022, 0.9 million and 1.1 million, respectively, and for the three months ended June 30, 2021 1.7 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of June 30, 2022 and December 31, 2021, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). As of June 30, 2022 and December 31, 2021, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of June 30, 2022 (dollars and shares in millions):

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

At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three and six months ended June 30, 2022, we sold 4.1 million shares of our common stock under the sales agreements for proceeds of $50 million, or $12.19 per common share, net of offering costs. As of June 30, 2022, shares of our common stock with an aggregate offering price of $1.20 billion remained authorized for issuance under this program through June 11, 2024.
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the three and six months ended June 30, 2022, we repurchased 4.7 million shares, or $51 million, of our common stock for an average repurchase price of $10.78 per common share, inclusive of transaction costs. As of June 30, 2022, shares of our common stock with an aggregate repurchase price of $907 million remained authorized for repurchase through December 31, 2022.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2022	2021	2022	2021
Beginning Balance	$(190)	$482	$301	$719
OCI before reclassifications	(269)	(63)	(760)	(282)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	24	(14)	24	(32)
Ending Balance	$(435)	$405	$(435)	$405

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2022. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Financial markets have been under significant pressure since the start of the year as a result of the Federal Reserve’s intent to pursue a more aggressive path of monetary policy tightening. Elevated inflation and the expectation of materially higher short-term rates increased the probability of a recession and drove significant interest rate volatility. This challenging monetary policy and macro-economic environment led to broad-based financial market weakness. As a result, the S&P 500 Index posted its worst first-half year performance in over 50 years, while the Bloomberg Aggregate Bond Index, representing more than $25 trillion in bonds, also experienced its deepest decline on record.
Agency RMBS performed largely in line with the broader fixed income market. Concerns associated with the Federal Reserve’s balance sheet normalization drove Agency RMBS spreads significantly wider relative to interest rate swap and U.S. Treasury hedges. This mortgage spread widening was the primary driver of AGNC’s economic loss on tangible net book value per common share of -10.1% for the second quarter and -22.9% for the first half of the year, which consists of dividends declared per common share and the decline in our tangible net book value.
As a result of these challenging market conditions, we maintained a defensive position during the first half of the year. AGNC’s at-risk leverage has remained below our historical operating levels, ending the second quarter at 7.4x tangible stockholders’ equity, down from 7.7x as of December 31, 2021. We also operated with very low interest rate exposure, as evidenced by our significant hedge ratio, which totaled 126% of the outstanding balance of our Agency repurchase agreements, net TBA position and other debt as of June 30, 2022, an increase from 101% as of December 31, 2021. Thus, as of June 30, 2022, our duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and liabilities, inclusive of our interest rate hedges, was 0.4 years, compared to 0.1 years as of December 31, 2021, despite materially higher benchmark interest rates.
As of June 30, 2022, our unencumbered assets totaled $4.4 billion, or 58% of tangible equity, consisting of $3.9 billion of unencumbered cash and Agency RMBS and $0.5 billion of unencumbered credit assets. This compares to unencumbered assets of $6.5 billion, or 67% of tangible equity, as of December 31, 2021, consisting of $5.8 billion of unencumbered cash and Agency RMBS and $0.7 billion of unencumbered credit assets. The decline in our unencumbered assets both on an absolute basis and as a percentage of our tangible equity reflects the additional initial margin cost of maintaining our elevated interest rate hedge position and the material repricing of Agency RMBS assets.
Despite our defensive positioning, our annualized net interest spread and TBA dollar roll income, excluding "catch-up" premium amortization, increased to 2.70% for the second quarter, from 2.19% for the first quarter, averaging 2.43% for the first half of the year. Thus, although we operated with a smaller asset base, net spread and dollar roll income per diluted common share, excluding "catch-up" premium amortization, increased to $0.83 for the second quarter, from $0.72 for the first quarter. This improvement was largely due to exceptionally strong TBA dollar roll performance, higher asset yields as we shifted the portfolio up in coupon and stable funding costs, net of our interest rate hedges. Although dollar roll performance has moderated following the end of the second quarter, our net spread and dollar roll income should continue to be well protected against the effects of higher short-term interest rates as a result of our significant hedge portfolio.
Looking ahead, the longer-term outlook for Agency RMBS has improved substantially. Although spreads could widen further and volatility may persist over the near-term, positive developments in the supply and demand outlook for Agency RMBS suggest that this period of weakness in the Agency RMBS market may be nearing its end. Although the Federal Reserve has begun to reduce its portfolio organically, this runoff is expected to occur at a slower pace than previously anticipated as a result of higher mortgage rates and reduced prepayments. Lower net supply expectations combined with the stock effect of the Federal Reserve holding a significant portion of the outstanding Agency RMBS market should provide a supportive backdrop for Agency RMBS. At current valuation levels, Agency RMBS appear extremely attractive on an absolute and relative basis. As volatility stabilizes, we believe AGNC is well-positioned to increase leverage to take advantage of this stronger risk-adjusted return environment.

For information regarding non-GAAP financial measures, including reconciliations to the most comparable GAAP measure please refer to Results of Operations included in this MD&A below. For further discussion regarding the sensitivity of our tangible net book value to changes in interest rates and mortgage spreads, please refer to Item 3. Quantitative and Qualitative Disclosures about Market Risk in this form 10-Q.
Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	June 30, 2022	June 30, 2022 vs Mar. 31, 2022		June 30, 2022 vs Dec. 31, 2021
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.25%	0.25%	0.25%	0.50%	1.75%	+125	bps	+150	bps
SOFR:
SOFR Rate	0.05%	0.05%	0.05%	0.29%	1.50%	+121	bps	+145	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	0.19%	0.24%	0.74%	2.28%	2.99%	+71	bps	+225	bps
5-Year Swap	0.75%	0.83%	1.12%	2.25%	2.79%	+54	bps	+167	bps
10-Year Swap	1.19%	1.26%	1.32%	2.13%	2.81%	+68	bps	+149	bps
30-Year Swap	1.50%	1.52%	1.46%	1.97%	2.66%	+69	bps	+120	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.25%	0.28%	0.73%	2.34%	2.96%	+62	bps	+223	bps
5-Year U.S. Treasury	0.89%	0.97%	1.26%	2.46%	3.04%	+58	bps	+178	bps
10-Year U.S. Treasury	1.47%	1.49%	1.51%	2.34%	3.02%	+68	bps	+151	bps
30-Year U.S. Treasury	2.09%	2.05%	1.90%	2.45%	3.19%	+74	bps	+129	bps
30-Year Fixed Rate Agency Price:
2.0%	$101.09	$100.21	$99.79	$92.84	$86.96	-$5.88		-$12.83
2.5%	$103.48	$103.04	$102.12	$95.45	$90.09	-$5.36		-$12.03
3.0%	$104.27	$104.61	$103.68	$97.86	$93.27	-$4.59		-$10.41
3.5%	$105.28	$105.80	$105.32	$100.21	$96.29	-$3.92		-$9.03
4.0%	$106.53	$107.13	$106.44	$102.10	$98.74	-$3.36		-$7.70
4.5%	$107.66	$108.13	$107.19	$103.73	$100.51	-$3.22		-$6.68
15-Year Fixed Rate Agency Price:
1.5%	$101.23	$100.95	$100.33	$94.81	$91.16	-$3.65		-$9.17
2.0%	$103.19	$102.96	$102.45	$97.11	$93.52	-$3.59		-$8.93
2.5%	$104.29	$104.16	$103.45	$98.83	$95.70	-$3.13		-$7.75
3.0%	$105.05	$105.14	$104.59	$100.70	$97.82	-$2.88		-$6.77
3.5%	$106.83	$106.56	$105.52	$101.97	$99.52	-$2.45		-$6.00
4.0%	$106.19	$106.06	$105.47	$102.50	$100.95	-$1.55		-$4.52
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest rates were obtained from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	June 30, 2021	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	June 30, 2022	June 30, 2022 vs Mar. 31, 2022		June 30, 2022 vs Dec. 31, 2021
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	94	100	81	103	134	+31		+53
30-Year Agency Current Coupon Yield	1.83%	1.97%	2.07%	3.49%	4.38%	+89	bps	+231	bps
30-Year Mortgage Rate	3.13%	3.18%	3.27%	4.90%	5.83%	+93	bps	+256	bps
Credit Spread (in bps): [2]
CRT M2	165	166	175	385	540	+155		+365
CMBS AAA	65	66	68	96	122	+26		+54
CDX IG	48	53	49	67	101	+34		+52
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yield and 30-Year Mortgage Rate are sourced from Bloomberg.
2.CRT and CMBS spreads are averages of JP Morgan, Bank of America and Wells Fargo. CRT spreads are discount margins. CMBS spreads are spreads to the swap curve. CDX spreads are sourced from JP Morgan.

FINANCIAL CONDITION
As of June 30, 2022 and December 31, 2021, our investment portfolio totaled $61.3 billion and $82.0 billion, respectively, consisting of: $45.4 billion and $54.4 billion investment securities, at fair value, respectively; $15.9 billion and $27.1 billion net TBA securities, at fair value, respectively; and, as of December 31, 2021, $0.4 billion forward settling non-Agency securities, at fair value. The following table is a summary of our investment portfolio as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022				December 31, 2021
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$1,905	$1,843	3.25%	3%	$2,570	$2,652	3.27%	3%
15-year TBA securities, net [1]	104	104	3.50%	—%	2,056	2,059	1.71%	3%
Total ≤ 15-year	2,009	1,947	3.27%	3%	4,626	4,711	2.57%	6%
20-year RMBS	1,801	1,613	2.50%	3%	1,948	1,942	2.52%	2%
30-year:
30-year RMBS	43,031	39,926	3.32%	65%	47,028	47,695	3.04%	58%
30-year TBA securities, net [1]	15,897	15,789	4.42%	26%	25,128	25,081	2.54%	31%
Total 30-year	58,928	55,715	3.62%	91%	72,156	72,776	2.87%	89%
Total fixed rate Agency RMBS and TBA securities	62,738	59,275	3.58%	97%	78,730	79,429	2.84%	97%
Adjustable rate Agency RMBS	36	36	2.12%	—%	45	47	2.23%	—%
CMO Agency RMBS:
CMO	153	151	3.13%	—%	182	188	3.12%	—%
Interest-only strips	26	24	4.35%	—%	31	37	5.60%	—%
Principal-only strips	33	33	—%	—%	39	43	—%	—%
Total CMO Agency RMBS	212	208	3.44%	—%	252	268	4.08%	1%
Total Agency RMBS and TBA securities	62,986	59,519	3.58%	97%	79,027	79,744	2.85%	98%
Non-Agency RMBS [2]	416	384	3.35%	1%	763	767	2.85%	1%
CMBS	518	497	4.02%	1%	505	514	3.60%	1%
CRT	943	894	5.44%	1%	955	974	3.74%	1%
Total investment portfolio	$64,863	$61,294	3.60%	100%	$81,250	$81,999	2.85%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q.
2.Includes $0.4 billion of forward settling non-Agency securities as of December 31, 2021.
TBA and forward settling securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2022 and December 31, 2021, our TBA position and forward settling securities had a net carrying value of $(108) million and $(44) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract or forward purchase agreement and the price to be paid or received for the underlying security.
As of June 30, 2022 and December 31, 2021, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 2.85% and 2.43%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of June 30, 2022 and December 31, 2021 (dollars in millions):

	June 30, 2022
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
2.0%	$49	$51	$46	100%	103.1%	2.69%	1.31%	19	8%
2.5%	284	299	273	100%	105.5%	3.02%	1.24%	32	10%
3.0%	588	597	581	99%	101.6%	3.55%	2.53%	54	12%
3.5%	651	662	651	84%	102.1%	4.02%	2.81%	51	14%
4.0%	385	396	392	92%	103.1%	4.60%	2.92%	55	15%
≥ 4.5%	4	4	4	97%	102.7%	5.01%	2.68%	139	19%
Total ≤ 15-year	1,961	2,009	1,947	93%	102.7%	3.81%	2.46%	49	13%
20-year:
2.0%	987	1,018	886	—%	103.1%	2.86%	1.53%	20	5%
2.5%	388	407	359	—%	105.0%	3.27%	1.71%	24	6%
3.0%	32	33	31	97%	103.8%	3.78%	2.27%	35	9%
3.5%	150	153	150	81%	101.9%	4.05%	2.96%	107	11%
≥ 4.0%	182	190	187	96%	104.5%	4.74%	3.11%	67	12%
Total 20-year:	1,739	1,801	1,613	20%	103.6%	3.27%	1.88%	34	7%
30-year:
2.0%	6,166	6,047	5,380	5%	100.5%	2.83%	1.93%	16	5%
2.5%	5,715	6,019	5,182	90%	103.7%	3.15%	2.06%	12	6%
3.0%	6,130	6,128	5,744	51%	100.0%	3.60%	2.99%	11	5%
3.5%	10,512	10,876	10,270	76%	102.9%	4.06%	3.00%	60	7%
4.0%	11,663	12,252	11,660	68%	105.7%	4.51%	3.08%	62	8%
≥ 4.5%	17,271	17,606	17,479	26%	106.8%	5.08%	3.41%	50	9%
Total 30-year	57,457	58,928	55,715	50%	103.4%	3.92%	2.79%	40	7%
Total fixed rate	$61,157	$62,738	$59,275	51%	103.3%	3.89%	2.75%	40	7%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of June 30, 2022, lower balance specified pools had a weighted average original loan balance of $123,000 and $129,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 138% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of June 30, 2022.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of June 30, 2022 and December 31, 2021, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2022 and December 31, 2021 and condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2022 and 2021 (in millions, except per share amounts):

	June 30,	December 31,
Balance Sheet Data	2022	2021
	(Unaudited)
Investment securities, at fair value	$45,401	$54,421
Total assets	$61,240	$68,149
Repurchase agreements and other debt	$43,260	$47,507
Total liabilities	$53,200	$57,858
Total stockholders' equity	$8,040	$10,291
Net book value per common share [1]	$12.44	$16.76
Tangible net book value per common share [2]	$11.43	$15.75

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (Unaudited)	2022	2021	2022	2021
Interest income	$395	$249	$870	$806
Interest expense	80	17	107	46
Net interest income	315	232	763	760
Other gain (loss), net	(729)	(621)	(1,807)	(150)
Operating expenses	20	22	41	46
Net income (loss)	(434)	(411)	(1,085)	564
Dividends on preferred stock	25	25	50	50
Net income (loss) available (attributable) to common stockholders	$(459)	$(436)	$(1,135)	$514

Net income (loss)	$(434)	$(411)	$(1,085)	$564
Other comprehensive income (loss), net	(245)	(77)	(736)	(314)
Comprehensive income (loss)	(679)	(488)	(1,821)	250
Dividends on preferred stock	25	25	50	50
Comprehensive income (loss) available (attributable) to common stockholders	$(704)	$(513)	$(1,871)	$200

Weighted average number of common shares outstanding - basic	526.2	526.6	525.3	530.1
Weighted average number of common shares outstanding - diluted	526.2	526.6	525.3	531.9
Net income (loss) per common share - basic	$(0.87)	$(0.83)	$(2.16)	$0.97
Net income (loss) per common share - diluted	$(0.87)	$(0.83)	$(2.16)	$0.97
Comprehensive income (loss) per common share - basic	$(1.34)	$(0.97)	$(3.56)	$0.38
Comprehensive income (loss) per common share - diluted	$(1.34)	$(0.97)	$(3.56)	$0.38
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2022	2021	2022	2021
Average investment securities - at par	$49,453	$55,246	$50,601	$55,944
Average investment securities - at cost	$51,089	$57,420	$52,264	$58,073
Average net TBA dollar roll position - at cost	$19,653	$28,082	$21,618	$30,041
Average total assets - at fair value	$65,274	$77,502	$66,197	$78,345
Average repurchase agreements and other debt outstanding [3]	$42,997	$52,374	$44,774	$53,482
Average stockholders' equity [4]	$8,525	$11,103	$9,051	$11,185
Average tangible net book value "at risk" leverage [5]	7.8:1	7.6:1	7.8:1	7.8:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.4:1	7.9:1	7.4:1	7.9:1
Economic return on tangible common equity - unannualized [7]	(10.1)%	(5.5)%	(22.9)%	2.4%
Expenses % of average total assets - annualized	0.12%	0.11%	0.12%	0.12%
Expenses % of average assets, including average net TBA position - annualized	0.09%	0.08%	0.09%	0.08%
Expenses % of average stockholders' equity - annualized	0.94%	0.79%	0.91%	0.82%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2022 and 2021, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$395	3.19%	$453	3.28%	$792	3.13%	$934	3.34%
Net premium amortization benefit (cost)	—	(0.10)%	(204)	(1.55)%	78	0.20%	(128)	(0.56)%
Interest income (GAAP measure)	395	3.09%	249	1.73%	870	3.33%	806	2.78%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(66)	(0.51)%	71	0.50%	(225)	(0.86)%	(142)	(0.49)%
Interest income, excluding "catch-up" premium amortization	329	2.58%	320	2.23%	645	2.47%	664	2.29%
TBA dollar roll income - implied interest income [1,2]	180	3.66%	139	1.98%	303	2.80%	255	1.69%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$509	2.88%	$459	2.15%	$948	2.57%	$919	2.08%

Weighted average actual portfolio CPR for investment securities held during the period	12.4%		25.7%		13.5%		25.2%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.2%		11.6%		7.2%		11.6%
30-year fixed rate mortgage rate as of period end [4]	5.83%		3.13%		5.83%		3.13%
10-year U.S. Treasury rate as of period end [4]	3.02%		1.47%		3.02%		1.47%
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
4.Source: Bloomberg
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2022 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended June 30, 2022 vs. June 30, 2021
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$146	$(27)	$173
Estimated "catch-up" premium amortization due to change in CPR forecast	(137)	—	(137)
Interest income, excluding "catch-up" premium amortization	9	(27)	36
TBA dollar roll income - implied interest income	41	(42)	83
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$50	$(69)	$119

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$64	$(81)	$145
Estimated "catch-up" premium amortization due to change in CPR forecast	(83)	—	(83)
Interest income, excluding "catch-up" premium amortization	(19)	(81)	62
TBA dollar roll income - implied interest income	48	(71)	119
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$29	$(152)	$181
Our average investment portfolio, inclusive of TBAs (at cost), decreased 17% and 16% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, due to a decline in stockholders' equity. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 73 and 49 basis points, respectively, due to changes in asset composition and slower CPR projections.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2022	$42,997	$44,243	$41,406	$19,653	$16,001	7.8:1	7.4:1
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
December 31, 2021	$46,999	$48,524	$47,037	$29,014	$27,622	7.6:1	7.7:1
September 30, 2021	$45,847	$49,021	$45,723	$30,312	$28,912	7.5:1	7.5:1
June 30, 2021	$52,374	$60,186	$48,488	$28,082	$27,611	7.6:1	7.9:1
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2022 and 2021 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost (benefit):

	Three Months Ended June 30,				Six Months Ended June 30,
	2022		2021		2022		2021
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$80	0.74%	$17	0.13%	$107	0.48%	$46	0.17%
TBA dollar roll income - implied interest expense (benefit) [2,3]	(2)	(0.04)%	(23)	(0.33)%	(31)	(0.29)%	(61)	(0.41)%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	78	0.49%	(6)	(0.03)%	76	0.23%	(15)	(0.04)%
Interest rate swap periodic cost (income), net [2,5]	(49)	(0.31)%	19	0.09%	(31)	(0.09)%	31	0.07%
Total economic interest expense (non-GAAP measure)	$29	0.18%	$13	0.06%	$45	0.14%	$16	0.03%
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
5.Interest rate swap periodic income/cost is measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2022 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended June 30, 2022 vs. June 30, 2021
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$63	$(3)	$66
TBA dollar roll income - implied interest benefit/expense	21	7	14
Interest rate swap periodic income/cost	(68)	—	(68)
Total change in economic interest benefit/expense	$16	$4	$12

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$61	$(7)	$68
TBA dollar roll income - implied interest benefit/expense	30	17	13
Interest rate swap periodic income/cost	(62)	2	(64)
Total change in economic interest benefit/expense	$29	$12	$17
Our average mortgage borrowings, inclusive of TBAs, decreased 22% and 21% for the three and six months ended June 30, 2022, respectively, compared to the prior year period, due to a decline in stockholders' equity and smaller asset base. The average interest rate on our mortgage borrowings for the three and six months ended June 30, 2022 increased 52 and 27 basis points, respectively, due to higher short-term rates. The decrease in our interest rate swap periodic cost for the three and six months ended June 30, 2022 was primarily a function of higher receive rates. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for the three and six months ended June 30, 2022 and 2021 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2022	2021	2022	2021
Average Agency repo and other debt outstanding	$42,997	$52,374	$44,774	$53,482
Average net TBA dollar roll position outstanding - at cost	$19,653	$28,082	$21,618	$30,041
Average mortgage borrowings outstanding	$62,650	$80,456	$66,392	$83,523
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$49,800	$49,725	$51,164	$47,480
Ratio of average interest rate swaps to mortgage borrowings outstanding	79%	62%	77%	57%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.27%	0.18%	0.25%	0.17%
Average interest rate swap receive-floating rate	(0.66)%	(0.03)%	(0.37)%	(0.04)%
Average interest rate swap net pay/(receive) rate	(0.39)%	0.15%	(0.12)%	0.13%
For the three and six months ended June 30, 2022, we had an average forward starting swap balance of $34 million and $46 million, respectively, and for the three and six months ended June 30, 2021, an average forward starting swap balance of zero and $141 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and six months ended June 30, 2022 and 2021:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2022	2021	2022	2021
Average asset yield, excluding "catch-up" premium amortization	2.88%	2.15%	2.57%	2.08%
Average aggregate cost of funds	(0.18)%	(0.06)%	(0.14)%	(0.03)%
Average net interest spread, excluding "catch-up" premium amortization	2.70%	2.09%	2.43%	2.05%

Net Spread and Dollar Roll Income
The following table presents a summary of our net spread and dollar roll income, excluding estimated "catch-up" premium amortization, per diluted common share (a non-GAAP financial measure) and a reconciliation to our net interest income (the most comparable GAAP financial measure) for the three and six months ended June 30, 2022 and 2021 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net interest income (GAAP measure)	$315	$232	$763	$760
TBA dollar roll income, net [1]	182	162	334	316
Interest rate swap periodic cost (income), net [1]	49	(19)	31	(31)
Adjusted net interest and dollar roll income	546	375	1,128	1,045
Operating expense	(20)	(22)	(41)	(46)
Net spread and dollar roll income	526	353	1,087	999
Dividend on preferred stock	25	25	50	50
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	501	328	1,037	949
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(66)	71	(225)	(142)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$435	$399	$812	$807

Weighted average number of common shares outstanding - basic	526.2	526.6	525.3	530.1
Weighted average number of common shares outstanding - diluted	527.1	528.3	526.4	531.9
Net spread and dollar roll income per common share - basic	$0.95	$0.62	$1.97	$1.79
Net spread and dollar roll income per common share - diluted	$0.95	$0.62	$1.97	$1.78
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.83	$0.76	$1.55	$1.52
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.83	$0.76	$1.54	$1.52
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2022	2021	2022	2021
Gain (loss) on sale of investment securities, net	$(946)	$25	$(1,288)	$12
Unrealized loss on investment securities measured at fair value through net income, net [2]	(987)	(28)	(3,519)	(983)
Unrealized loss on investment securities measured at fair value through other comprehensive income, net	(245)	(77)	(736)	(314)
Total loss on investment securities, net	$(2,178)	$(80)	$(5,543)	$(1,285)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2022 and 2021 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
TBA securities, dollar roll income	$182	$162	$334	$316
TBA securities, mark-to-market loss	(786)	234	(2,172)	(846)
Interest rate swaps, periodic cost	49	(19)	31	(31)
Interest rate swaps, mark-to-market gain	765	(381)	2,740	755
Credit default swaps - CDX IG - buy protection	21	—	21	—
Payer swaptions	309	(313)	672	74
U.S. Treasury securities - short position	483	(333)	1,088	474
U.S. Treasury securities - long position	25	(1)	(29)	(11)
U.S. Treasury futures contracts - short position	139	(29)	335	32
Other	17	62	(20)	58
Total gain (loss) on derivative instruments and other securities, net	$1,204	$(618)	$3,000	$821
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income (Loss)
For the three months ended June 30, 2022 and 2021, we had estimated taxable income (loss) attributed to common stockholders of $22 million and $(158) million, respectively, or $0.04 and $(0.30) per diluted common share, respectively. For the six months ended June 30, 2022 and 2021, we had estimated taxable loss attributable to common stockholders of $(21) million and $(322) million, respectively, or $(0.04) and $(0.61) per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income (loss) for the three and six months ended June 30, 2022 and 2021 (dollars in millions, except per share amounts):

	Three Months Ended June 30,		Six Months Ended June 30,
	2022	2021	2022	2021
Net income (loss)	$(434)	$(411)	$(1,085)	$564
Book to tax differences:
Premium amortization, net	(78)	1	(254)	(268)
Realized gain/loss, net	(1,210)	43	(3,575)	(1,451)
Net capital loss/(utilization of net capital loss carryforward)	1,666	52	2,534	141
Unrealized loss, net	78	152	2,372	697
Other	—	5	(13)	(5)
Total book to tax differences	456	253	1,064	(886)
REIT taxable income (loss)	22	(158)	(21)	(322)
REIT taxable income attributed to preferred stock	—	—	—	—
REIT taxable income (loss) attributed to common stock	$22	$(158)	$(21)	$(322)
Weighted average common shares outstanding - basic	526.2	526.6	525.3	530.1
Weighted average common shares outstanding - diluted	527.1	526.6	525.3	530.1
REIT taxable income (loss) per common share - basic	$0.04	$(0.30)	$(0.04)	$(0.61)
REIT taxable income (loss) per common share - diluted	$0.04	$(0.30)	$(0.04)	$(0.61)

Beginning net capital loss carryforward	$868	$89	$—	$—
Increase (decrease) in net capital loss carryforward	1,666	52	2,534	141
Ending net capital loss carryforward	$2,534	$141	$2,534	$141
Ending net capital loss carryforward per common share	$4.85	$0.27	$4.85	$0.27

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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.4x and 7.7x as of June 30, 2022 and December 31, 2021, respectively. The following table includes a summary of our mortgage borrowings outstanding as of June 30, 2022 and December 31, 2021 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2022		December 31, 2021
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1,2]	$41,299	72%	$46,911	63%
Debt of consolidated variable interest entities, at fair value	107	—%	126	—%
Total debt	41,406	72%	47,037	63%
TBA and forward settling non-Agency securities, at cost	16,001	28%	27,622	37%
Total mortgage borrowings	$57,407	100%	$74,659	100%
________________________________
1.As of June 30, 2022 and December 31, 2021, 41% and 42%, respectively, of our repurchase agreements were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of June 30, 2022, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of June 30, 2022, 28% our portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 5%.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the six months ended June 30, 2022, haircuts remained stable. As of June 30, 2022, the weighted average haircut on our repurchase agreements was approximately 4.0% of the value of our collateral, compared to 3.8% as of December 31, 2021.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of June 30, 2022, our unencumbered assets totaled $4.4 billion, or 58% of tangible equity, consisting of $3.9 billion of unencumbered cash and Agency RMBS and $0.5 billion of unencumbered credit assets. This compares to $6.5 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2021, consisting of $5.8 billion of unencumbered cash and Agency RMBS and $0.7 billion of unencumbered credit assets.
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
As of June 30, 2022, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 3% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 6% of our tangible stockholders' equity. As of June 30, 2022, approximately 10% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of June 30, 2022, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2022, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2022, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Forward looking statements are based on management’s assumptions, projections and beliefs as of the date of this Quarterly Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
•changes in U.S. monetary policy or interest rates, including actions taken by the Federal Reserve to normalize monetary policy, to terminate its purchases of Agency RMBS and to reduce the size of its U.S. Treasury and Agency RMBS bond portfolio;
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
•changes to laws, regulations, rules or policies that affect U.S. housing finance activity, the GSE's or the markets for Agency RMBS
•legislative or regulatory changes that affect our status as a REIT, our exemption from the Investment Company Act of 1940 or the mortgage markets in which we participate; and
•other risks discussed under the heading “Risk Factors” herein and in our Annual Report on Form 10-K.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of June 30, 2022 and December 31, 2021 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2022 and December 31, 2021.
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

Interest Rate Sensitivity [1,2]
	June 30, 2022		December 31, 2021
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	+0.1%	+1.1%	-0.6%	-6.4%
-50 Basis Points	+0.1%	+1.2%	-0.2%	-2.3%
-25 Basis Points	0.1%	+0.8%	0.0%	-0.3%
+25 Basis Points	-0.1%	-1.2%	-0.1%	-1.3%
+50 Basis Points	-0.3%	-2.7%	-0.4%	-3.8%
+75 Basis Points	-0.4%	-4.3%	-0.7%	-7.4%
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
As of June 30, 2022 and December 31, 2021, our investment securities (excluding TBAs) had a weighted average projected CPR of 7.2% and 10.9%, respectively, and a weighted average yield of 2.85% and 2.43%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	June 30, 2022		December 31, 2021
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	7.9%	2.81%	17.0%	2.21%
-50 Basis Points	7.6%	2.83%	14.1%	2.30%
-25 Basis Points	7.3%	2.84%	12.2%	2.37%
Actual as of Period End	7.2%	2.85%	10.9%	2.43%
+25 Basis Points	7.0%	2.86%	9.9%	2.47%
+50 Basis Points	6.9%	2.87%	9.1%	2.51%
+75 Basis Points	6.8%	2.88%	8.4%	2.54%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2022 and December 31, 2021 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 6.1 and 5.4 years as of June 30, 2022 and December 31, 2021, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	June 30, 2022		December 31, 2021
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+3.0%	+31.0%	+2.7%	+27.1%
-25 Basis Points	+1.5%	+15.5%	+1.4%	+13.6%
-10 Basis Points	+0.6%	+6.2%	+0.5%	+5.4%
+10 Basis Points	-0.6%	-6.2%	-0.5%	-5.4%
+25 Basis Points	-1.5%	-15.5%	-1.4%	-13.6%
+50 Basis Points	-3.0%	-31.0%	-2.7%	-27.1%
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
As of June 30, 2022, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of June 30, 2022, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was approximately 3% and less than 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
In October of 2021, our Board of Directors authorized the repurchase of up to $1 billion of our outstanding shares of common stock through December 31, 2022. As of June 30, 2022, the Company has repurchased shares at an aggregate amount of $93 million under the program. As of June 30, 2022, $0.9 billion of common stock remained available for repurchase under the program. The following table presents information with respect to purchases of our common stock made during the three months ended June 30, 2022 by us or any "affiliated purchaser" of us, as defined in Rule 10b-18(a)(3) under the Exchange Act (in millions, except per share amounts):

Period [1]	Total Number of Shares Purchased	Average Net Price Paid Per Share	Total Number of Shares Purchased as Part of Publicly Announced Plans or Programs [2]	Maximum Number (or Approximate Dollar Value) of Shares That May Yet Be Purchased Under the Publicly Announced Plans or Programs (in millions)
April 1, 2022 - April 30, 2022	0.0	$0.00	0.0	$958
May 1, 2022 - May 31, 2022	0.0	$0.00	0.0	958
June 1, 2022 - June 30, 2022	4.7	$10.78	4.7	907
Total	4.7	$10.78	4.7	$907
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	August 4, 2022

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 4, 2022