Form 10-Q
period 2022-09-30
AGNC Investment Corp.
filed 2022-11-07
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2022
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
(301) 968-9315
(Registrant’s telephone number, including area code)
 __________________________________________________
Securities registered pursuant to Section 12(b) of the Act:

Title of Each Class	Trading Symbol(s)	Name of Exchange on Which Registered
Common Stock, par value $0.01 per share	AGNC	The Nasdaq Global Select Market
Depositary shares of 7.000% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCN	The Nasdaq Global Select Market
Depositary shares of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCM	The Nasdaq Global Select Market
Depositary shares of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCO	The Nasdaq Global Select Market
Depositary shares of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock	AGNCP	The Nasdaq Global Select Market
Depositary shares of 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock	AGNCL	The Nasdaq Global Select Market
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2022 was 571,621,541.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2022	December 31, 2021
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $37,886 and $47,601, respectively)	$41,740	$52,396
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	149	208
Credit risk transfer securities, at fair value (including pledged securities of $815 and $510, respectively)	860	974
Non-Agency securities, at fair value (including pledged securities of $775 and $571, respectively)	869	843
U.S. Treasury securities, at fair value (including pledged securities of $1,213 and $471, respectively)	1,213	471
Cash and cash equivalents	976	998
Restricted cash	2,186	527
Derivative assets, at fair value	851	317
Receivable for investment securities sold (including pledged securities of $1,163 and $0, respectively)	1,169	—
Receivable under reverse repurchase agreements	7,577	10,475
Goodwill	526	526
Other assets	408	414
Total assets	$58,524	$68,149
Liabilities:
Repurchase agreements	$40,306	$47,381
Debt of consolidated variable interest entities, at fair value	98	126
Payable for investment securities purchased	1,279	80
Derivative liabilities, at fair value	1,221	86
Dividends payable	92	88
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	7,469	9,697
Other liabilities	837	400
Total liabilities	51,302	57,858
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688 and $1,538	1,634	1,489
Common stock - $0.01 par value; 1,500 shares authorized; 551.3 and 522.2 shares issued and outstanding, respectively	6	5
Additional paid-in capital	13,999	13,710
Retained deficit	(7,610)	(5,214)
Accumulated other comprehensive income	(807)	301
Total stockholders' equity	7,222	10,291
Total liabilities and stockholders' equity	$58,524	$68,149
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Interest income:
Interest income	$373	$293	$1,243	$1,099
Interest expense	196	14	303	60
Net interest income	177	279	940	1,039
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(560)	(5)	(1,848)	7
Unrealized loss on investment securities measured at fair value through net income, net	(1,738)	(141)	(5,257)	(1,124)
Gain on derivative instruments and other securities, net	1,474	101	4,474	922
Total other loss, net:	(824)	(45)	(2,631)	(195)
Expenses:
Compensation and benefits	11	14	36	42
Other operating expense	8	8	24	26
Total operating expense	19	22	60	68
Net income (loss)	(666)	212	(1,751)	776
Dividends on preferred stock	26	25	76	75
Net income (loss) available (attributable) to common stockholders	$(692)	$187	$(1,827)	$701

Net income (loss)	$(666)	$212	$(1,751)	$776
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(372)	6	(1,108)	(308)
Comprehensive income (loss)	(1,038)	218	(2,859)	468
Dividends on preferred stock	26	25	76	75
Comprehensive income (loss) available (attributable) to common stockholders	$(1,064)	$193	$(2,935)	$393

Weighted average number of common shares outstanding - basic	528.7	526.7	526.4	529.0
Weighted average number of common shares outstanding - diluted	528.7	528.6	526.4	530.8
Net income (loss) per common share - basic	$(1.31)	$0.36	$(3.47)	$1.33
Net income (loss) per common share - diluted	$(1.31)	$0.35	$(3.47)	$1.32
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, June 30, 2021	$1,489	524.9	$5	$13,741	$(4,972)	$405	$10,668
Net income	—	—	—	—	212	—	212
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	6	6
Stock-based compensation, net	—	—	—	6	—	—	6
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(188)	—	(188)
Balance, September 30, 2021	$1,489	524.9	$5	$13,747	$(4,973)	$411	$10,679

Balance, June 30, 2022	$1,489	522.7	$5	$13,707	$(6,726)	$(435)	$8,040
Net loss	—	—	—	—	(666)	—	(666)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(372)	(372)
Stock-based compensation, net	—	—	—	4	—	—	4
Issuance of preferred stock, net of offering cost	145	—	—	—	—	—	145
Issuance of common stock, net of offering cost	—	28.6	1	288	—	—	289
Preferred dividends declared	—	—	—	—	(26)	—	(26)
Common dividends declared	—	—	—	—	(192)	—	(192)
Balance, September 30, 2022	$1,634	551.3	$6	$13,999	$(7,610)	$(807)	$7,222

Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	776	—	776
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(308)	(308)
Stock-based compensation, net	—	0.4	—	14	—	—	14
Repurchase of common stock	—	(15.0)	—	(239)	—	—	(239)
Preferred dividends declared	—	—	—	—	(75)	—	(75)
Common dividends declared	—	—	—	—	(568)	—	(568)
Balance, September 30, 2021	$1,489	524.9	$5	$13,747	$(4,973)	$411	$10,679

Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(1,751)	—	(1,751)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(1,108)	(1,108)
Stock-based compensation, net	—	1.1	—	2	—	—	2
Issuance of preferred stock, net of offering cost	145	—	—	—	—	—	145
Issuance of common stock, net of offering cost	—	32.7	1	338	—	—	339
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(76)	—	(76)
Common dividends declared	—	—	—	—	(569)	—	(569)
Balance, September 30, 2022	$1,634	551.3	$6	$13,999	$(7,610)	$(807)	$7,222
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2022	2021
Operating activities:
Net income (loss)	$(1,751)	$776
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	(42)	231
Stock-based compensation, net	2	14
(Gain) loss on sale of investment securities, net	1,848	(7)
Unrealized loss on investment securities measured at fair value through net income, net	5,257	1,124
Gain on derivative instruments and other securities, net	(4,474)	(922)
Increase in other assets	(59)	(33)
Increase (decrease) in other liabilities	138	(19)
Net cash provided by operating activities	919	1,164
Investing activities:
Purchases of Agency mortgage-backed securities	(20,847)	(34,575)
Purchases of credit risk transfer and non-Agency securities	(1,132)	(1,405)
Proceeds from sale of Agency mortgage-backed securities	18,100	27,713
Proceeds from sale of credit risk transfer and non-Agency securities	841	994
Principal collections on Agency mortgage-backed securities	5,514	12,167
Principal collections on credit risk transfer and non-Agency securities	186	73
Payments on U.S. Treasury securities	(17,946)	(18,560)
Proceeds from U.S. Treasury securities	16,584	15,261
Net proceeds from reverse repurchase agreements	2,966	2,129
Net proceeds from derivative instruments	3,754	918
Net cash provided by investing activities	8,020	4,715
Financing activities:
Proceeds from repurchase arrangements	1,749,235	1,650,800
Payments on repurchase agreements	(1,756,310)	(1,656,634)
Payments on debt of consolidated variable interest entities	(19)	(39)
Net proceeds from preferred stock issuance	145	—
Net proceeds from common stock issuances	339	—
Payments for common stock repurchases	(51)	(239)
Cash dividends paid	(641)	(646)
Net cash used in financing activities	(7,302)	(6,758)
Net change in cash, cash equivalents and restricted cash	1,637	(879)
Cash, cash equivalents and restricted cash at beginning of period	1,525	2,324
Cash, cash equivalents and restricted cash at end of period	$3,162	$1,445
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

Note 3. Investment Securities
As of September 30, 2022 and December 31, 2021, our investment portfolio consisted of: $43.6 billion and $54.4 billion investment securities, at fair value, respectively; $17.9 billion and $27.1 billion net TBA securities, at fair value, respectively; and, as of December 31, 2021, $0.4 billion forward settling non-Agency securities, at fair value. Our net TBA position and forward settling non-Agency securities are reported at their net carrying value totaling $(1.2) billion and $(44) million as of September 30, 2022 and December 31, 2021, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position and forward settling non-Agency securities represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of September 30, 2022 and December 31, 2021, our investment securities had a net unamortized premium balance of $1.5 billion and $1.8 billion, respectively.

The following tables summarize our investment securities as of September 30, 2022 and December 31, 2021, excluding TBA and forward settling securities, (dollars in millions). Details of our TBA and forward settling securities as of each of the respective dates are included in Note 5.

	September 30, 2022		December 31, 2021
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$47,027	$41,578	$51,546	$52,289
Adjustable rate	129	127	45	47
CMO	144	136	182	188
Interest-only and principal-only strips	56	48	70	80
Total Agency RMBS	47,356	41,889	51,843	52,604
Non-Agency RMBS [1]	254	222	325	329
CMBS	651	621	505	514
CRT securities	901	860	955	974
Total investment securities	$49,162	$43,592	$53,628	$54,421

	September 30, 2022
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$5,015	$1,609	$1	$—	$—	$—	$6,625
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	296	99	—	—	—	—	395
Amortized cost	5,310	1,708	1	—	—	—	7,019
Gross unrealized gains	—	1	—	—	—	—	1
Gross unrealized losses	(606)	(202)	—	—	—	—	(808)
Total available-for-sale securities, at fair value	4,704	1,507	1	—	—	—	6,212
Securities remeasured at fair value through earnings:
Par value	27,731	11,474	2	263	657	894	41,021
Unamortized discount	(127)	(21)	—	(12)	(10)	(7)	(177)
Unamortized premium	899	379	—	3	4	14	1,299
Amortized cost	28,503	11,832	2	254	651	901	42,143
Gross unrealized gains	—	—	—	—	1	4	5
Gross unrealized losses	(3,346)	(1,314)	—	(32)	(31)	(45)	(4,768)
Total securities remeasured at fair value through earnings	25,157	10,518	2	222	621	860	37,380
Total securities, at fair value	$29,861	$12,025	$3	$222	$621	$860	$43,592
Weighted average coupon as of September 30, 2022	3.51%	3.63%	4.67%	3.80%	5.06%	6.93%	3.63%
Weighted average yield as of September 30, 2022 [2]	2.98%	3.09%	2.56%	4.13%	5.91%	7.76%	3.14%
 ________________________________
1.Amount excludes mortgage credit investment fund limited partnership interest totaling approximately $27 million, as of September 30, 2022, reported in non-Agency securities on the accompanying consolidated balance sheets.
2.Incorporates a weighted average future constant prepayment rate assumption of 7.0% based on forward rates as of September 30, 2022.

	December 31, 2021
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$6,345	$2,111	$2	$—	$—	$—	$8,458
Unamortized discount	(3)	(1)	—	—	—	—	(4)
Unamortized premium	299	105	—	—	—	—	404
Amortized cost	6,641	2,215	2	—	—	—	8,858
Gross unrealized gains	234	67	—	—	—	—	301
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	6,875	2,282	2	—	—	—	9,159
Securities remeasured at fair value through earnings:
Par value	27,952	13,680	3	327	508	950	43,420
Unamortized discount	(14)	(4)	—	(6)	(6)	(7)	(37)
Unamortized premium	924	444	—	4	3	12	1,387
Amortized cost	28,862	14,120	3	325	505	955	44,770
Gross unrealized gains	517	213	—	6	11	21	768
Gross unrealized losses	(181)	(89)	—	(2)	(2)	(2)	(276)
Total securities remeasured at fair value through earnings	29,198	14,244	3	329	514	974	45,262
Total securities, at fair value	$36,073	$16,526	$5	$329	$514	$974	$54,421
Weighted average coupon as of December 31, 2021	3.09%	2.98%	4.69%	3.33%	3.60%	3.74%	3.08%
Weighted average yield as of December 31, 2021 [1]	2.38%	2.29%	2.54%	5.68%	4.28%	4.47%	2.43%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.9% based on forward rates as of December 31, 2021.
As of September 30, 2022 and December 31, 2021, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	September 30, 2022			December 31, 2021
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS	CMBS
AAA	$—	$129	$190	$—	$164	$10
AA	—	2	97	—	21	111
A	6	14	52	17	28	45
BBB	81	31	81	75	51	85
BB	298	29	105	126	43	126
B	121	5	79	327	7	117
Not Rated	354	12	17	429	15	20
Total	$860	$222	$621	$974	$329	$514
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes mortgage credit investment fund limited partnership interest totaling approximately $27 million, as of September 30, 2022, reported in non-Agency securities on the accompanying consolidated balance sheets.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of September 30, 2022 and December 31, 2021, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 7.0% and 10.9%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2022 and December 31, 2021 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2022				December 31, 2021
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$516	$537	4.56%	4.37%	$1,677	$1,642	3.64%	3.69%
> 3 years and ≤ 5 years	2,641	2,838	4.18%	3.80%	11,214	10,868	3.97%	2.74%
> 5 years and ≤10 years	30,520	34,456	3.71%	3.07%	36,936	36,490	2.87%	2.32%
> 10 years	9,915	11,331	3.23%	3.14%	4,594	4,628	2.48%	2.09%
Total	$43,592	$49,162	3.63%	3.14%	$54,421	$53,628	3.08%	2.43%
 ________________________________
1.Table excludes mortgage credit investment fund limited partnership interest totaling approximately $27 million, as of September 30, 2022, reported in non-Agency securities on the accompanying consolidated balance sheets.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2022 and December 31, 2021 (in millions):

Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2022	$6,175	$(807)	$5	$(1)	$6,180	$(808)
December 31, 2021	$—	$—	$—	$—	$—	$—
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2022 and 2021 by investment classification of accounting (in millions):

	Three Months Ended September 30,
	2022			2021
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$3	$(5,901)	$(5,898)	$(309)	$(9,285)	$(9,594)
Proceeds from investment securities sold [1]	(3)	5,341	5,338	313	9,276	9,589
Net gain (loss) on sale of investment securities	$—	$(560)	$(560)	$4	$(9)	$(5)

Gross gain on sale of investment securities	$—	$4	$4	$4	$63	$67
Gross loss on sale of investment securities	—	(564)	(564)	—	(72)	(72)
Net gain (loss) on sale of investment securities	$—	$(560)	$(560)	$4	$(9)	$(5)

	Nine Months Ended September 30,
	2022			2021
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(600)	$(21,358)	$(21,958)	$(4,953)	$(23,808)	$(28,761)
Proceeds from investment securities sold [1]	576	19,534	20,110	4,989	23,779	28,768
Net gain (loss) on sale of investment securities	$(24)	$(1,824)	$(1,848)	$36	$(29)	$7

Gross gain on sale of investment securities	$2	$8	$10	$36	$160	$196
Gross loss on sale of investment securities	(26)	(1,832)	(1,858)	—	(189)	(189)
Net gain (loss) on sale of investment securities	$(24)	$(1,824)	$(1,848)	$36	$(29)	$7
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 10 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2022, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 7.
As of September 30, 2022 and December 31, 2021, we had $40.3 billion and $47.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022			December 31, 2021
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$21,182	3.08%	11	$23,747	0.14%	13
> 1 to ≤ 3 months	16,457	2.67%	47	14,781	0.15%	61
> 3 to ≤ 6 months	—	—%	—	4,576	0.19%	154
> 6 to ≤ 9 months	1,432	1.42%	233	2,445	0.21%	264
> 9 to ≤ 12 months	—	—%	—	1,362	0.23%	307
Total Agency repo	39,071	2.85%	35	46,911	0.15%	63
U.S. Treasury repo:
≤ 1 month	1,235	2.68%	3	470	(0.05)%	4
Total	$40,306	2.84%	34	$47,381	0.15%	63
As of September 30, 2022 and December 31, 2021, $10.9 billion and $0.8 billion, respectively, of our Agency repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of September 30, 2022, we had $2.8 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 3 days and a weighted average interest rate of 3.10%. As of December 31, 2021, we had $9.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 3 days and a weighted average interest rate of 0.08%. As of September 30, 2022 and December 31, 2021, 50% and 43%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 48% and 42% of our repurchase agreement funding outstanding as of September 30, 2022 and December 31, 2021, respectively.
Reverse Repurchase Agreements
As of September 30, 2022 and December 31, 2021, we had $7.6 billion and $10.5 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $7.4 billion and $9.7 billion, respectively. As of September 30, 2022 and December 31, 2021, $1.7 billion and $3.0 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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
Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2022 and December 31, 2021 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2022	December 31, 2021
Interest rate swaps [1]	Derivative assets, at fair value	$73	$—
Swaptions	Derivative assets, at fair value	357	290
TBA and forward settling non-Agency securities	Derivative assets, at fair value	—	27
U.S. Treasury futures - short	Derivative assets, at fair value	421	—
Total derivative assets, at fair value		$851	$317

TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(1,214)	(71)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(7)	(15)
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(1,221)	$(86)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$1,213	$471
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(7,469)	(9,697)
Total U.S. Treasury securities, net at fair value		$(6,256)	$(9,226)
________________________________
1.As of September 30, 2022 and December 31, 2021, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $5.3 billion and $1.6 billion, respectively. As of September 30, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $1 million. We did not have credit default swaps outstanding as of December 31, 2021.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022				December 31, 2021
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$26,750	0.11%	3.00%	1.9	$22,500	0.10%	0.05%	2.0
> 3 to ≤ 5 years	11,300	0.22%	3.00%	4.0	16,800	0.22%	0.06%	4.0
> 5 to ≤ 7 years	4,950	0.52%	2.98%	6.2	6,050	0.29%	0.05%	6.0
> 7 to ≤ 10 years	3,150	0.40%	3.00%	8.2	4,400	0.46%	0.05%	8.5
> 10 years	975	0.51%	3.01%	13.8	1,475	0.47%	0.05%	13.2
Total	$47,125	0.21%	3.00%	3.5	$51,225	0.20%	0.05%	4.0

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	September 30, 2022	December 31, 2021
SOFR	80%	75%
OIS	20%	25%
Total	100%	100%

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
September 30, 2022
≤ 1 year	$23	$163	6	$1,350	2.02%	9.5
> 1 year ≤ 2 years	46	194	20	2,050	2.46%	10.0
Total	$69	$357	14	$3,400	2.28%	9.8

December 31, 2021
≤ 1 year	$101	$64	6	$3,800	1.81%	8.5
> 1 year ≤ 2 years	128	147	20	5,150	1.69%	10.0
> 2 year ≤ 3 years	99	79	28	4,050	2.35%	10.0
Total	$328	$290	18	$13,000	1.93%	9.6
________________________________
1.As of September 30, 2022 and December 31, 2021, ≤ 1 year notional amount includes $0 million and $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of September 30, 2022, 100% and —% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively. As of December 31, December 31, 2021, 95% and 5% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively.

U.S. Treasury Securities	September 30, 2022			December 31, 2021
Maturity	Face Amount Long/(Short)	Cost Basis [1]	Fair Value	Face Amount Long/(Short)	Cost Basis [1]	Fair Value
5 years	$(830)	$(834)	$(786)	$(310)	$(306)	$(293)
7 years	(970)	(970)	(833)	(1,218)	(1,218)	(1,206)
10 years	(5,071)	(5,095)	(4,137)	(7,590)	(7,593)	(7,727)
20 years	(552)	(500)	(500)	—	—	—
Total U.S. Treasury securities	$(7,423)	$(7,399)	$(6,256)	$(9,118)	$(9,117)	$(9,226)
________________________________
1.As of September 30, 2022 and December 31, 2021, short U.S. Treasury securities totaling $(7.5) billion and $(9.7) billion, at fair value, respectively, had a weighted average yield of 1.82% and 1.56%, respectively. As of September 30, 2022 and December 31, 2021, long U.S. Treasury securities totaling $1.2 billion and $0.5 billion, at fair value, respectively, had a weighted average yield of 3.61% and 1.18%, respectively.

U.S. Treasury Futures	September 30, 2022				December 31, 2021
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
5 years	$(1,082)	$(1,204)	$(1,163)	$41	$—	$—	$—	$—
10 years	(9,801)	(11,356)	(10,983)	373	(1,500)	(1,942)	(1,957)	(15)
Total U.S. Treasury futures	$(10,883)	$(12,560)	$(12,146)	$414	$(1,500)	$(1,942)	$(1,957)	$(15)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2022				December 31, 2021
TBA Securities by Coupon [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.5%	$—	$—	$—	$—	$2,039	$2,056	$2,059	$3
Total 15-Year TBA securities	—	—	—	—	2,039	2,056	2,059	3
30-Year TBA securities:
≤ 2.5%	(14)	71	(19)	(90)	20,494	20,825	20,788	(37)
3.0% - 4.0%	6,026	6,059	5,538	(521)	4,140	4,303	4,293	(10)
≥ 4.5%	12,907	12,986	12,383	(603)	—	—	—	—
Total 30-Year TBA securities, net	18,919	19,116	17,902	(1,214)	24,634	25,128	25,081	(47)
Total TBA securities, net	$18,919	$19,116	$17,902	$(1,214)	$26,673	$27,184	$27,140	$(44)
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

As of September 30, 2022, we had $290 million notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade Index, maturing in June 2027. Under the terms of our CDS, we pay fixed periodic payments equal to 1% of the notional value and we are entitled to receive payments for qualified credit events. As of September 30, 2022, the CDS had a market value of $1 million, and a carrying value of zero dollars net of variation margin settlements posted to us. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2022 and 2021 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2022:
TBA securities, net	$15,927	78,067	(75,075)	$18,919	$(1,192)
Interest rate swaps - payer	$49,935	—	(2,810)	$47,125	1,464
Credit default swaps - CDX IG - buy protection	$(215)	(365)	290	$(290)	—
Payer swaptions	$6,800	—	(3,400)	$3,400	194
Receiver swaptions	$(150)	—	150	$—	—
U.S. Treasury securities - short position	$(9,243)	(2,696)	3,192	$(8,747)	532
U.S. Treasury securities - long position	$1,902	2,149	(2,727)	$1,324	(3)
U.S. Treasury futures contracts - short position	$(8,105)	(11,241)	8,463	$(10,883)	483
					$1,478

Three months ended September 30, 2021:
TBA securities, net	$26,567	86,363	(85,301)	$27,629	$30
Forward settling non-Agency securities	$300	750	(600)	$450	3
Interest rate swaps - payer	$49,725	500	(500)	$49,725	57
Payer swaptions	$11,450	3,000	(1,500)	$12,950	28
U.S. Treasury securities - short position	$(10,893)	(1,443)	3,498	$(8,838)	(11)
U.S. Treasury securities - long position	$397	4,098	(3,846)	$649	(8)
U.S. Treasury futures contracts - short position	$(1,500)	(1,500)	1,500	$(1,500)	5
					$104
Nine months ended September 30, 2022:
TBA securities, net	$26,673	228,904	(236,658)	$18,919	$(3,030)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	2,970	(7,070)	$47,125	4,235
Credit default swaps - CDX IG - buy protection	$—	(5,835)	5,545	$(290)	21
Payer swaptions	$13,000	1,750	(11,350)	$3,400	866
Receiver swaptions	$—	(150)	150	$—	—
U.S. Treasury securities - short position	$(9,590)	(9,604)	10,447	$(8,747)	1,620
U.S. Treasury securities - long position	$472	7,725	(6,873)	$1,324	(32)
U.S. Treasury futures contracts - short position	$(1,500)	(26,466)	17,083	$(10,883)	818
					$4,498
Nine months ended September 30, 2021:
TBA securities, net	$30,364	273,947	(276,682)	$27,629	$(500)
Forward settling non-Agency securities	$—	1,050	(600)	$450	3
Interest rate swaps - payer	$43,225	7,500	(1,000)	$49,725	781
Payer swaptions	$10,400	7,250	(4,700)	$12,950	102
U.S. Treasury securities - short position	$(11,287)	(9,289)	11,738	$(8,838)	463
U.S. Treasury securities - long position	$—	6,749	(6,100)	$649	(19)
U.S. Treasury futures contracts - short position	$(1,000)	(4,500)	4,000	$(1,500)	37
					$867
________________________________
1.Amounts exclude other miscellaneous gains and losses recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Note 6. Other Assets and Other Liabilities
The following tables summarize other assets and other liabilities as of September 30, 2022 and December 31, 2021 (in millions):

Other Assets	September 30, 2022	December 31, 2021
Interest receivable	$147	$130
Receivable for unsettled transactions	184	180
Venture capital investments	52	95
Other	25	9
Total other assets	$408	$414

Other Liabilities	September 30, 2022	December 31, 2021
Interest payable	$43	$43
Cash pledged from counterparties	634	336
Payable for unsettled transactions	95	—
Other	65	21
Total other liabilities	$837	$400

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
As of September 30, 2022, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 3% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of September 30, 2022, approximately 7% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2022 and December 31, 2021 (in millions):

	September 30, 2022
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$38,527	$149	$532	$39,208
CRT - fair value	834	—	—	834
Non-Agency - fair value	797	—	—	797
U.S. Treasury securities - fair value	1,213	—	—	1,213
Accrued interest on pledged securities	129	1	2	132
Restricted cash	257	—	1,929	2,186
Total	$41,757	$150	$2,463	$44,370

	December 31, 2021
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$46,943	$208	$739	$47,890
CRT - fair value	510	—	—	510
Non-Agency - fair value	571	—	—	571
U.S. Treasury securities - fair value	1,084	—	208	1,292
Accrued interest on pledged securities	117	1	2	120
Restricted cash	15	—	512	527
Total	$49,240	$209	$1,461	$50,910
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $51 million and $81 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2022 and December 31, 2021, respectively.
3.Includes deposits under brokerage and clearing agreements.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2022 and December 31, 2021 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	September 30, 2022			December 31, 2021
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$25,506	$28,541	$80	$24,548	$24,075	$61
> 30 and ≤ 60 days	9,339	10,669	29	7,869	7,735	19
> 60 and ≤ 90 days	4,641	5,300	14	7,006	6,906	16
> 90 days	1,885	2,148	6	9,073	9,036	21
Total	$41,371	$46,658	$129	$48,496	$47,752	$117
________________________________
1.Includes $51 million and $81 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2022 and December 31, 2021, respectively.
2.Excludes zero and $0.6 billion of repledged U.S. Treasury securities received as collateral from counterparties as of September 30, 2022 and December 31, 2021, respectively.
Assets Pledged from Counterparties
As of September 30, 2022 and December 31, 2021, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2022				December 31, 2021
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$7,437	$—	$6	$7,443	$10,420	$—	$11	$10,431
Cash	—	433	21	454	—	303	7	310
Total	$7,437	$433	$27	$7,897	$10,420	$303	$18	$10,741
________________________________
1.As of September 30, 2022 and December 31, 2021, amounts include $7.4 billion and $9.7 billion, respectively, of U.S. Treasury securities received from counterparties that were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2022 and December 31, 2021 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2022
Interest rate swap and swaption agreements, at fair value [1]	$430	$—	$430	$—	$(350)	$80
Receivable under reverse repurchase agreements	7,577	—	7,577	(5,768)	(1,809)	—
Total	$8,007	$—	$8,007	$(5,768)	$(2,159)	$80

December 31, 2021
Interest rate swap and swaption agreements, at fair value [1]	$290	$—	$290	$—	$(290)	$—
TBA securities, at fair value [1]	27	—	27	(27)	—	—
Receivable under reverse repurchase agreements	10,475	—	10,475	(6,087)	(4,381)	7
Total	$10,792	$—	$10,792	$(6,114)	$(4,671)	$7

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2022
TBA securities, at fair value [1]	$1,214	$—	$1,214	$—	$(1,214)	$—
Repurchase agreements	40,306	—	40,306	(5,767)	(34,539)	—
Total	$41,520	$—	$41,520	$(5,767)	$(35,753)	$—

December 31, 2021
Repurchase agreements	$47,381	$—	$47,381	$(6,087)	$(41,294)	$—
Total	$47,452	$—	$47,452	$(6,114)	$(41,338)	$—
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

Note 8. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2022 and December 31, 2021, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	September 30, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$41,740	$—	$—	$52,396	$—
Agency securities transferred to consolidated VIEs	—	149	—	—	208	—
Credit risk transfer securities	—	860	—	—	974	—
Non-Agency securities	—	869	—	—	843	—
U.S. Treasury securities	1,213	—	—	471	—	—
Interest rate swaps [1]	—	73	—	—	—	—
Swaptions	—	357	—	—	290	—
TBA and forward settling securities	—	—	—	—	27	—
U.S. Treasury futures	421	—	—	—	—	—
Total	$1,634	$44,048	$—	$471	$54,738	$—
Liabilities:
Debt of consolidated VIEs	$—	$98	$—	$—	$126	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	7,469	—	—	9,697	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA and forward settling securities	—	1,214	—	—	71	—
U.S. Treasury futures	7	—	—	15	—	—
Total	$7,476	$1,312	$—	$9,712	$197	$—
________________________________
1.As of September 30, 2022 and December 31, 2021, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $5.3 billion and $1.6 billion, respectively, based on "Level 2" inputs. As of September 30, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $1 million based on "Level 2" inputs. We did not have credit default swaps outstanding as of December 31, 2021. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments presented in our consolidated financial statements at cost. The fair value of our repurchase agreements approximated cost as of September 30, 2022 and December 31, 2021, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Weighted average number of common shares issued and outstanding	527.2	524.9	524.8	527.4
Weighted average number of fully vested restricted stock units outstanding	1.5	1.8	1.6	1.6
Weighted average number of common shares outstanding - basic	528.7	526.7	526.4	529.0
Weighted average number of dilutive unvested restricted stock units outstanding	—	1.9	—	1.8
Weighted average number of common shares outstanding - diluted	528.7	528.6	526.4	530.8
Net income (loss) available (attributable) to common stockholders	$(692)	$187	$(1,827)	$701
Net income (loss) per common share - basic	$(1.31)	$0.36	$(3.47)	$1.33
Net income (loss) per common share - diluted	$(1.31)	$0.35	$(3.47)	$1.32
For the three and nine months ended September 30, 2022, 1.1 million and 1.1 million, respectively, of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 10. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2022 and December 31, 2021, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). As of September 30, 2022, an additional 6,900 shares were designated as 7.75% Series G Fixed-Rate-Reset Cumulative Redeemable Preferred Stock (referred to as "Series G Preferred Stock"). As of September 30, 2022 and December 31, 2021, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding. As of September 30, 2022, an additional 6,000 shares of Series G Preferred Stock were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of September 30, 2022 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate	First Optional Redemption Date / Conversion Date [2]	Conversion Rate
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	7.000%	October 15, 2022	3M LIBOR + 5.111%
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024	3M LIBOR + 4.332%
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024	3M LIBOR + 4.993%
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025	3M LIBOR + 4.697%
Fixed-Rate-Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027	5 YR US Treasury Rate + 4.39%
Total		67.5	$1,634	$1,688
________________________________
1.Preferred stock accrue dividends at an initial annual fixed rate of the $25.00 liquidation preference per depositary share from the issuance date up to, but not including, the fixed-to-floating rate or fixed-rate-reset conversion date; thereafter, dividends will accrue on a floating rate or fixed-rate-reset basis equal to the conversion rate plus a fixed spread.
2.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three and nine months ended September 30, 2022, we sold 28.6 million and 32.7 million shares, respectively, of our common stock under the sales agreements for proceeds of $289 million and $339 million, respectively, or $10.10 and $10.36 per common share, respectively, net of offering costs. As of September 30, 2022, shares of our common stock with an aggregate offering price of $0.9 billion remained authorized for issuance under this program through June 11, 2024.
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). During the nine months ended September 30, 2022, we repurchased 4.7 million shares, or $51 million, of our common stock for an average repurchase price of $10.78 per common share, inclusive of transaction costs. As of September 30, 2022, shares of our common stock with an aggregate repurchase price of $0.9 billion remained authorized for repurchase through December 31, 2022. (See Note 11. Subsequent Event for additional information regarding our stock repurchase plan.)
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2022	2021	2022	2021
Beginning Balance	$(435)	$405	$301	$719
OCI before reclassifications	(372)	10	(1,132)	(272)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	(4)	24	(36)
Ending Balance	$(807)	$411	$(807)	$411

Note 11. Subsequent Event
Common Stock Repurchase Program
During October 2022, our Board of Directors terminated our existing stock repurchase plan (see Note 10. Stockholders' Equity) that was due to expire on December 31, 2022 and replaced it with a new plan authorizing us to repurchase up to $1 billion of common stock through December 31, 2024. Under the new plan, we may repurchase shares in the open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Exchange Act. Our stock repurchase program may be limited or terminated at any time without prior notice. We intend to repurchase shares under the stock repurchase program only when the repurchase price is less than our then-current estimate of tangible net book value per common share.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2022. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Financial markets experienced broad-based weakness in the third quarter of 2022. Macroeconomic and monetary policy uncertainty both domestically and abroad intensified, leading to a sharp decline in investor sentiment and a significant repricing in the fixed income markets. For the third quarter, the unlevered Bloomberg Aggregate Bond Index declined -4.75%, representing a year-to-date decline of -14.6%. As the most liquid spread product within the fixed income spectrum, Agency RMBS often face greater selling pressure than other asset classes further down the liquidity and credit spectrum in the early stages of market downturns as investors seek to convert their holdings to cash. This dynamic caused Agency RMBS to significantly underperform interest rate hedges and other fixed income products in the third quarter and was the primary driver of AGNC’s economic loss on tangible net book value per common share of -17.4 % for the quarter (or -35.5% year-to-date) comprised of dividends declared and the decline in tangible net book value per common share.
As a result of these challenging market conditions, we continued to prioritize risk management and a strong liquidity position in the third quarter. We mitigated our interest rate exposure during the quarter with a hedge portfolio totaling 118% of the outstanding balance of our Agency repurchase agreements, net TBA position and other debt as of September 30, 2022. Further, we operated with a reduced “at-risk” leverage position, as compared to historical operating levels, averaging 8.1x tangible stockholders’ equity for the third quarter. As of September 30, 2022, our unencumbered assets totaled $3.7 billion, or 56% of tangible equity, consisting of $3.6 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. Additionally, during the third quarter, we opportunistically issued approximately $290 million of common equity through our at-the-market offering program and $150 million of fixed-rate reset preferred equity.

AGNC generated strong net spread and dollar roll income during the first three quarters of the year. Excluding “catch-up” amortization, net spread and dollar roll income increased to $0.84 and $2.38 per common share for the three and nine months ended September 30, 2022, respectively, from $0.75 and $2.27 per common share for the comparable prior year period, respectively, as higher asset yields and our large pay-fixed/receive-variable interest rate swap portfolio more than offset rising repo funding costs and moderating TBA dollar roll income.
Looking ahead, the longer-term outlook for Agency RMBS has improved substantially. Although Agency RMBS spreads relative to benchmark interest rates could potentially widen further, the historic move in these spreads that has already occurred, coupled with positive developments in the supply and demand outlook for Agency RMBS, suggest that this recent period of weakness in the Agency RMBS market may be nearing its end. Importantly, although the Federal Reserve has begun to reduce its portfolio through prepayments, the pace of this runoff is expected to be materially slower than previously anticipated as a result of significantly higher mortgage rates. At current valuation levels, we believe that Agency RMBS are extremely attractive on both an absolute and relative basis and that AGNC is well-positioned to take advantage of this historically favorable risk-adjusted return environment as overall financial market volatility and uncertainty subside.
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
Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	June 30, 2022	Sept. 30, 2022	Sept. 30, 2022 vs June 30, 2022		Sept. 30, 2022 vs Dec. 31, 2021
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.25%	0.25%	0.50%	1.75%	3.25%	+150	bps	+300	bps
SOFR:
SOFR Rate	0.05%	0.05%	0.29%	1.50%	2.98%	+148	bps	+293	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	0.24%	0.74%	2.28%	2.99%	4.25%	+126	bps	+351	bps
5-Year Swap	0.83%	1.12%	2.25%	2.79%	3.85%	+106	bps	+273	bps
10-Year Swap	1.26%	1.32%	2.13%	2.81%	3.59%	+78	bps	+227	bps
30-Year Swap	1.52%	1.46%	1.97%	2.66%	3.07%	+41	bps	+161	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.28%	0.73%	2.34%	2.96%	4.28%	+132	bps	+355	bps
5-Year U.S. Treasury	0.97%	1.26%	2.46%	3.04%	4.09%	+105	bps	+283	bps
10-Year U.S. Treasury	1.49%	1.51%	2.34%	3.02%	3.83%	+81	bps	+232	bps
30-Year U.S. Treasury	2.05%	1.90%	2.45%	3.19%	3.78%	+59	bps	+188	bps
30-Year Fixed Rate Agency Price:
2.0%	$100.21	$99.79	$92.84	$86.96	$80.91	-$6.05		-$18.88
2.5%	$103.04	$102.12	$95.45	$90.09	$83.94	-$6.15		-$18.18
3.0%	$104.61	$103.68	$97.86	$93.27	$86.97	-$6.30		-$16.71
3.5%	$105.80	$105.32	$100.21	$96.29	$89.95	-$6.34		-$15.37
4.0%	$107.13	$106.44	$102.10	$98.74	$92.73	-$6.01		-$13.71
4.5%	$108.13	$107.19	$103.73	$100.51	$95.21	-$5.30		-$11.98
15-Year Fixed Rate Agency Price:
1.5%	$100.95	$100.33	$94.81	$91.16	$85.61	-$5.55		-$14.72
2.0%	$102.96	$102.45	$97.11	$93.52	$88.06	-$5.46		-$14.39
2.5%	$104.16	$103.45	$98.83	$95.70	$90.50	-$5.20		-$12.95
3.0%	$105.14	$104.59	$100.70	$97.82	$92.89	-$4.93		-$11.70
3.5%	$106.56	$105.52	$101.97	$99.52	$94.49	-$5.03		-$11.03
4.0%	$106.06	$105.47	$102.50	$100.95	$96.43	-$4.52		-$9.04
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest rates were obtained from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Sept. 30, 2021	Dec. 31, 2021	Mar. 31, 2022	June 30, 2022	Sept. 30, 2022	Sept. 30, 2022 vs June 30, 2022		Sept. 30, 2022 vs Dec. 31, 2021
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	100	81	103	134	159	+25		+78
30-Year Agency Current Coupon Yield	1.97%	2.07%	3.49%	4.38%	5.68%	+130	bps	+361	bps
30-Year Mortgage Rate	3.18%	3.27%	4.90%	5.83%	7.06%	+123	bps	+379	bps
Credit Spread (in bps): [2]
CRT M2	166	175	385	544	633	+89		+458
CMBS AAA	71	74	101	131	145	+14		+71
CDX IG	53	49	67	101	108	+7		+59
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yield and 30-Year Mortgage Rate are sourced from Bloomberg.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of September 30, 2022 and December 31, 2021, our investment portfolio totaled $61.5 billion and $82.0 billion, respectively, consisting of: $43.6 billion and $54.4 billion investment securities, at fair value, respectively; $17.9 billion and $27.1 billion net TBA securities, at fair value, respectively; and, as of December 31, 2021, $0.4 billion forward settling non-Agency securities, at fair value. The following table is a summary of our investment portfolio as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022				December 31, 2021
Investment Portfolio (Includes TBAs)	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$1,805	$1,661	3.25%	3%	$2,570	$2,652	3.27%	3%
15-year TBA securities, net [1]	3	—	—%	—%	2,056	2,059	1.71%	3%
Total ≤ 15-year	1,808	1,661	3.25%	3%	4,626	4,711	2.57%	6%
20-year RMBS	1,746	1,465	2.49%	2%	1,948	1,942	2.52%	2%
30-year:
30-year RMBS	43,476	38,452	3.59%	63%	47,028	47,695	3.04%	58%
30-year TBA securities, net [1]	19,113	17,902	4.42%	29%	25,128	25,081	2.54%	31%
Total 30-year	62,589	56,354	3.85%	92%	72,156	72,776	2.87%	89%
Total fixed rate Agency RMBS and TBA securities	66,143	59,480	3.80%	97%	78,730	79,429	2.84%	97%
Adjustable rate Agency RMBS	129	127	3.66%	—%	45	47	2.23%	—%
CMO Agency RMBS:
CMO	144	136	3.16%	—%	182	188	3.12%	—%
Interest-only strips	24	18	3.15%	—%	31	37	5.60%	—%
Principal-only strips	32	30	—%	—%	39	43	—%	—%
Total CMO Agency RMBS	200	184	2.82%	—%	252	268	4.08%	1%
Total Agency RMBS and TBA securities	66,472	59,791	3.79%	97%	79,027	79,744	2.85%	98%
Non-Agency RMBS [2]	254	222	3.80%	—%	763	767	2.85%	1%
CMBS	651	621	5.06%	1%	505	514	3.60%	1%
CRT	901	860	6.93%	1%	955	974	3.74%	1%
Total investment portfolio	$68,278	$61,494	3.84%	100%	$81,250	$81,999	2.85%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q.
2.September 30, 2022 non-Agency RMBS balance includes mortgage credit investment fund limited partnership interest totaling approximately $27 million reported in non-Agency securities on the accompanying consolidated balance sheets. Average coupon excludes limited partnership interest. December 31, 2021 balance includes $0.4 billion of forward settling non-Agency securities reported in derivative assets/(liabilities) on the accompanying consolidated balance sheets.
TBA and forward settling securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2022 and December 31, 2021, our TBA position and forward settling securities had a net carrying value of $(1.2) billion and $(44) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract or forward purchase agreement and the price to be paid or received for the underlying security.
As of September 30, 2022 and December 31, 2021, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 3.14% and 2.43%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of September 30, 2022 and December 31, 2021 (dollars in millions):

	September 30, 2022
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	319	335	289	100%	105.2%	2.97%	1.30%	33	8%
3.0% - 4.0%	1,435	1,470	1,369	98%	102.2%	3.98%	2.74%	56	11%
≥ 4.5%	3	3	3	97%	102.8%	5.03%	2.71%	142	16%
Total ≤ 15-year	1,757	1,808	1,661	98%	102.8%	3.80%	2.48%	52	11%
20-year:
≤ 2.5%	1,338	1,387	1,134	—%	103.6%	2.98%	1.60%	24	5%
3.0% - 4.0%	256	263	241	86%	102.8%	4.14%	2.91%	87	10%
≥ 4.5%	92	96	90	99%	105.2%	5.00%	3.18%	71	12%
Total 20-year:	1,686	1,746	1,465	20%	103.6%	3.26%	1.88%	36	6%
30-year:
≤ 2.5%	8,580	8,842	7,112	41%	102.1%	3.01%	1.98%	17	6%
3.0% - 4.0%	28,068	28,906	25,798	62%	103.7%	4.15%	3.01%	57	7%
≥ 4.5%	24,348	24,841	23,444	32%	103.6%	5.32%	4.02%	23	7%
Total 30-year	60,996	62,589	56,354	47%	103.3%	4.23%	3.08%	40	7%
Total fixed rate	$64,439	$66,143	$59,480	48%	103.3%	4.18%	3.01%	40	7%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of September 30, 2022, lower balance specified pools had a weighted average original loan balance of $123,000 and $136,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 138% for 15-year and 30-year securities, respectively.
2.WAC represents the weighted average coupon of the underlying collateral.
3.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of September 30, 2022.

	December 31, 2021
	Includes Net TBA Position				Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Amortized Cost Basis	Weighted Average			Projected CPR [3]
						WAC [2]	Yield [3]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	$2,410	$2,445	$2,444	16%	105.0%	2.97%	1.18%	25	13%
3.0% - 4.0%	2,132	2,176	2,262	98%	102.0%	3.97%	2.66%	53	17%
≥ 4.5%	5	5	5	97%	102.8%	5.01%	2.67%	133	21%
Total ≤ 15-year	4,547	4,626	4,711	55%	102.5%	3.82%	2.44%	49	16%
20-year:
≤ 2.5%	1,472	1,522	1,496	—%	103.4%	2.98%	1.44%	15	11%
3.0% - 4.0%	302	310	325	87%	102.5%	4.15%	2.88%	79	14%
≥ 4.5%	110	116	121	100%	104.7%	5.00%	3.13%	63	16%
Total 20-year:	1,884	1,948	1,942	21%	103.3%	3.29%	1.77%	28	12%
30-year:
≤ 2.5%	43,195	44,005	43,762	15%	102.1%	3.00%	1.94%	7	7%
3.0% - 4.0%	22,258	23,270	23,930	73%	104.7%	4.24%	2.69%	72	13%
≥ 4.5%	4,606	4,881	5,084	97%	106.0%	5.02%	3.06%	53	16%
Total 30-year	70,059	72,156	72,776	40%	103.5%	3.71%	2.36%	38	11%
Total fixed rate	$76,490	$78,730	$79,429	41%	103.5%	3.70%	2.34%	38	11%

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of September 30, 2022 and December 31, 2021, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "economic interest income," "economic interest expense," "net spread and dollar roll income" and "net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders," "estimated taxable income (loss)" and the related per common share measures and certain financial metrics derived from such non-GAAP information.
"Economic interest income" is measured as interest income (GAAP measure), adjusted to (i) exclude retrospective "catch-up" adjustments to premium amortization cost associated with changes in projected CPR estimates and (ii) include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense/benefit and interest rate swap periodic cost/income. "Net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders" is measured as comprehensive income (loss) available (attributable) to common stockholders (GAAP measure) adjusted to: (i) exclude gains/losses on investment securities recognized through net income or other comprehensive income and gains/losses on derivative instruments and other securities (GAAP measures) and (ii) include interest rate swap periodic income/cost and TBA dollar roll income. As defined "Net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders" includes (i) the components of "economic interest income" and "economic interest expense" less (ii) total operating expenses and dividends on preferred stock (GAAP measures).
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
Specifically, in the case "net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders" and components of such measure, "economic interest income" and "economic interest expense," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and it is more indicative of our total cost of funds than interest expense alone. Additionally, we believe the exclusion of "catch-up" premium amortization adjustments is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such adjustments is more indicative of the current earnings potential of our investment portfolio. In the case of "estimated taxable income (loss)", we believe it is meaningful information because it directly relates to the amount of dividends that we are required to distribute to maintain our REIT qualification status.
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

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2022 and December 31, 2021 and condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2022 and 2021 (in millions, except per share amounts):

	September 30,	December 31,
Balance Sheet Data	2022	2021
	(Unaudited)
Investment securities, at fair value	$43,618	$54,421
Total assets	$58,524	$68,149
Repurchase agreements and other debt	$40,404	$47,507
Total liabilities	$51,302	$57,858
Total stockholders' equity	$7,222	$10,291
Net book value per common share [1]	$10.04	$16.76
Tangible net book value per common share [2]	$9.08	$15.75

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (Unaudited)	2022	2021	2022	2021
Interest income	$373	$293	$1,243	$1,099
Interest expense	196	14	303	60
Net interest income	177	279	940	1,039
Other gain (loss), net	(824)	(45)	(2,631)	(195)
Operating expenses	19	22	60	68
Net income (loss)	(666)	212	(1,751)	776
Dividends on preferred stock	26	25	76	75
Net income (loss) available (attributable) to common stockholders	$(692)	$187	$(1,827)	$701

Net income (loss)	$(666)	$212	$(1,751)	$776
Other comprehensive income (loss), net	(372)	6	(1,108)	(308)
Comprehensive income (loss)	(1,038)	218	(2,859)	468
Dividends on preferred stock	26	25	76	75
Comprehensive income (loss) available (attributable) to common stockholders	$(1,064)	$193	$(2,935)	$393

Weighted average number of common shares outstanding - basic	528.7	526.7	526.4	529.0
Weighted average number of common shares outstanding - diluted	528.7	528.6	526.4	530.8
Net income (loss) per common share - basic	$(1.31)	$0.36	$(3.47)	$1.33
Net income (loss) per common share - diluted	$(1.31)	$0.35	$(3.47)	$1.32
Comprehensive income (loss) per common share - basic	$(2.01)	$0.37	$(5.58)	$0.74
Comprehensive income (loss) per common share - diluted	$(2.01)	$0.37	$(5.58)	$0.74
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2022	2021	2022	2021
Average investment securities - at par	$46,863	$49,077	$49,355	$53,655
Average investment securities - at cost	$48,362	$50,866	$50,897	$55,579
Average net TBA dollar roll position - at cost	$20,331	$30,312	$21,184	$30,132
Average total assets - at fair value	$58,701	$68,472	$63,619	$74,952
Average repurchase agreements and other debt outstanding [3]	$40,530	$45,847	$43,344	$50,909
Average stockholders' equity [4]	$8,040	$10,638	$8,748	$11,018
Average tangible net book value "at risk" leverage [5]	8.1:1	7.5:1	8.1:1	7.7:1
Tangible net book value "at risk" leverage (as of period end) [6]	8.7:1	7.5:1	8.7:1	7.5:1
Economic return on tangible common equity - unannualized [7]	(17.4)%	2.3%	(35.5)%	4.7%
Expenses % of average total assets - annualized	0.13%	0.13%	0.13%	0.12%
Expenses % of average assets, including average net TBA position - annualized	0.10%	0.09%	0.09%	0.09%
Expenses % of average stockholders' equity - annualized	0.95%	0.83%	0.91%	0.82%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2022 and 2021, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$409	3.49%	$399	3.25%	$1,201	3.24%	$1,330	3.31%
Net premium amortization benefit (cost)	(36)	(0.40)%	(106)	(0.95)%	42	0.02%	(231)	(0.67)%
Interest income (GAAP measure)	373	3.09%	293	2.30%	1,243	3.26%	1,099	2.64%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(18)	(0.15)%	2	0.02%	(243)	(0.64)%	(140)	(0.34)%
Interest income, excluding "catch-up" premium amortization	355	2.94%	295	2.32%	1,000	2.62%	959	2.30%
TBA dollar roll income - implied interest income [1,2]	213	4.18%	142	1.88%	516	3.24%	397	1.75%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$568	3.31%	$437	2.16%	$1,516	2.80%	$1,356	2.11%

Weighted average actual portfolio CPR for investment securities held during the period	9.2%		22.5%		12.2%		24.5%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.0%		10.7%		7.0%		10.7%
30-year fixed rate mortgage rate as of period end [4]	7.06%		3.18%		7.06%		3.18%
10-year U.S. Treasury rate as of period end [4]	3.83%		1.49%		3.83%		1.49%

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
4.Source: Bloomberg
The principal elements impacting our economic interest income are the size of our average investment portfolio and the yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2022 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended September 30, 2022 vs. September 30, 2021
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$80	$(14)	$94
Estimated "catch-up" premium amortization due to change in CPR forecast	(20)	—	(20)
Interest income, excluding "catch-up" premium amortization	60	(14)	74
TBA dollar roll income - implied interest income	71	(47)	118
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$131	$(61)	$192

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$144	$(93)	$237
Estimated "catch-up" premium amortization due to change in CPR forecast	(103)	—	(103)
Interest income, excluding "catch-up" premium amortization	41	(93)	134
TBA dollar roll income - implied interest income	119	(118)	237
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$160	$(211)	$371
Our average investment portfolio, inclusive of TBAs (at cost), decreased 15% and 16% for the three and nine months ended September 30, 2022, respectively, compared to the prior year period, due to a decline in stockholders' equity. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 115 and 69 basis points, respectively, due to changes in asset composition and slower CPR projections.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2022	$40,530	$41,834	$39,169	$20,331	$19,116	8.1:1	8.7:1
June 30, 2022	$42,997	$44,243	$41,406	$19,653	$16,001	7.8:1	7.4:1
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
December 31, 2021	$46,999	$48,524	$47,037	$29,014	$27,622	7.6:1	7.7:1
September 30, 2021	$45,847	$49,021	$45,723	$30,312	$28,912	7.5:1	7.5:1
June 30, 2021	$52,374	$60,186	$48,488	$28,082	$27,611	7.6:1	7.9:1
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2022 and 2021 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost (benefit):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2022		2021		2022		2021
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$196	1.89%	$14	0.12%	$303	0.92%	$60	0.16%
TBA dollar roll income - implied interest expense (benefit) [2,3]	94	1.80%	(33)	(0.42)%	63	0.38%	(94)	(0.41)%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	290	1.86%	(19)	(0.10)%	366	0.74%	(34)	(0.05)%
Interest rate swap periodic cost (income), net [2,5]	(211)	(1.36)%	13	0.07%	(242)	(0.49)%	44	0.07%
Total economic interest expense (non-GAAP measure)	$79	0.50%	$(6)	(0.03)%	$124	0.25%	$10	0.02%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2022 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended September 30, 2022 vs. September 30, 2021
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$182	$(2)	$184
TBA dollar roll income - implied interest benefit/expense	127	11	116
Interest rate swap periodic income/cost	(224)	—	(224)
Total change in economic interest benefit/expense	$85	$9	$76

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$243	$(9)	$252
TBA dollar roll income - implied interest benefit/expense	157	28	129
Interest rate swap periodic income/cost	(286)	2	(288)
Total change in economic interest benefit/expense	$114	$21	$93
Our average mortgage borrowings, inclusive of TBAs, decreased 20% for the three and nine months ended September 30, 2022 compared to the prior year period due to a decline in stockholders' equity and smaller asset base. The average interest rate on our mortgage borrowings for the three and nine months ended September 30, 2022 increased 196 and 79 basis points, respectively, due to higher short-term rates. The decrease in our interest rate swap periodic cost for the three and nine months ended September 30, 2022 was primarily a function of higher receive rates. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for the three and nine months ended September 30, 2022 and 2021 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2022	2021	2022	2021
Average Agency repo and other debt outstanding	$40,530	$45,847	$43,344	$50,909
Average net TBA dollar roll position outstanding - at cost	$20,331	$30,312	$21,184	$30,132
Average mortgage borrowings outstanding	$60,861	$76,159	$64,528	$81,041
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$49,147	$49,268	$50,484	$48,108
Ratio of average interest rate swaps to mortgage borrowings outstanding	81%	65%	78%	59%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.25%	0.17%	0.25%	0.17%
Average interest rate swap receive-floating rate	(1.95)%	(0.07)%	(0.89)%	(0.05)%
Average interest rate swap net pay/(receive) rate	(1.70)%	0.10%	(0.64)%	0.12%
For the three and nine months ended September 30, 2022, we had an average forward starting swap balance of zero and $31 million, respectively, and for the three and nine months ended September 30, 2021, an average forward starting swap balance of $9 million and $97 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and nine months ended September 30, 2022 and 2021:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2022	2021	2022	2021
Average asset yield, excluding "catch-up" premium amortization	3.31%	2.16%	2.80%	2.11%
Average aggregate cost of funds	(0.50)%	0.03%	(0.25)%	(0.02)%
Average net interest spread, excluding "catch-up" premium amortization	2.81%	2.19%	2.55%	2.09%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2022 and 2021 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Comprehensive income (loss) available (attributable) to common stockholders	$(1,064)	$193	$(2,935)	$393
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized (gain) loss on sale of investment securities, net	560	5	1,848	(7)
Unrealized loss on investment securities measured at fair value through net income, net	1,738	141	5,257	1,124
Gain on derivative instruments and other securities, net	(1,474)	(101)	(4,474)	(922)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	372	(6)	1,108	308
Other adjustments
TBA dollar roll income, net [1]	119	175	453	491
Interest rate swap periodic (cost) income, net [1]	211	(13)	242	(44)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	462	394	1,499	1,343
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [2]	(18)	2	(243)	(140)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$444	$396	$1,256	$1,203

Weighted average number of common shares outstanding - basic	528.7	526.7	526.4	529.0
Weighted average number of common shares outstanding - diluted	529.8	528.6	527.5	530.8
Net spread and dollar roll income per common share - basic	$0.87	$0.75	$2.85	$2.54
Net spread and dollar roll income per common share - diluted	$0.87	$0.75	$2.84	$2.53
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.84	$0.75	$2.39	$2.27
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.84	$0.75	$2.38	$2.27
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
2.Reported in interest income in our consolidated statements of comprehensive income.
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2022	2021	2022	2021
Gain (loss) on sale of investment securities, net	$(560)	$(5)	$(1,848)	$7
Unrealized loss on investment securities measured at fair value through net income, net [2]	(1,738)	(141)	(5,257)	(1,124)
Unrealized loss on investment securities measured at fair value through other comprehensive income, net	(372)	6	(1,108)	(308)
Total loss on investment securities, net	$(2,670)	$(140)	$(8,213)	$(1,425)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2022 and 2021 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
TBA securities, dollar roll income	$119	$175	$453	$491
TBA securities, mark-to-market loss	(1,311)	(145)	(3,483)	(991)
Interest rate swaps, periodic cost	211	(13)	242	(44)
Interest rate swaps, mark-to-market gain	1,253	70	3,993	825
Credit default swaps - CDX IG - buy protection	—	—	21	—
Payer swaptions	194	28	866	102
U.S. Treasury securities - short position	532	(11)	1,620	463
U.S. Treasury securities - long position	(3)	(8)	(32)	(19)
U.S. Treasury futures contracts - short position	483	5	818	37
Other	(4)	(3)	(24)	55
Total gain (loss) on derivative instruments and other securities, net	$1,474	$101	$4,474	$922
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-Q.
Estimated Taxable Income (Loss)
For the three months ended September 30, 2022 and 2021, we had estimated taxable income (loss) attributed to common stockholders of $174 million and $45 million, respectively, or $0.33 and $0.09 per diluted common share, respectively. For the nine months ended September 30, 2022 and 2021, we had estimated taxable income (loss) attributed to common stockholders of $153 million and $(277) million, respectively, or $0.29 and $(0.52) per diluted common share, respectively. Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's original term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income (loss) for the three and nine months ended September 30, 2022 and 2021 (dollars in millions, except per share amounts):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2022	2021	2022	2021
Net income (loss)	$(666)	$212	$(1,751)	$776
Book to tax differences:
Premium amortization, net	(15)	(45)	(269)	(313)
Realized gain/loss, net	(1,454)	(342)	(5,029)	(1,793)
Net capital loss/(utilization of net capital loss carryforward)	353	(141)	2,887	—
Unrealized loss, net	2,034	358	4,406	1,055
Other	(2)	3	(15)	(2)
Total book to tax differences	916	(167)	1,980	(1,053)
REIT taxable income (loss)	250	45	229	(277)
REIT taxable income attributed to preferred stock	76	—	76	—
REIT taxable income (loss) attributed to common stock	$174	$45	$153	$(277)
Weighted average common shares outstanding - basic	528.7	526.7	526.4	529.0
Weighted average common shares outstanding - diluted	529.8	528.6	527.5	529.0
REIT taxable income (loss) per common share - basic	$0.33	$0.09	$0.29	$(0.52)
REIT taxable income (loss) per common share - diluted	$0.33	$0.09	$0.29	$(0.52)

Beginning net capital loss carryforward	$2,534	$141	$—	$—
Increase (decrease) in net capital loss carryforward	353	(141)	2,887	—
Ending net capital loss carryforward	$2,887	$—	$2,887	$—
Ending net capital loss carryforward per common share	$5.24	$—	$5.24	$—

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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 8.7x and 7.7x as of September 30, 2022 and December 31, 2021, respectively. The following table includes a summary of our mortgage borrowings outstanding as of September 30, 2022 and December 31, 2021 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2022		December 31, 2021
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1,2]	$39,071	67%	$46,911	63%
Debt of consolidated variable interest entities, at fair value	98	—%	126	—%
Total debt	39,169	67%	47,037	63%
TBA and forward settling non-Agency securities, at cost	19,116	33%	27,622	37%
Total mortgage borrowings	$58,285	100%	$74,659	100%
________________________________
1.As of September 30, 2022 and December 31, 2021, 48% and 42%, respectively, of our repurchase agreements were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of September 30, 2022, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of September 30, 2022, approximately 29% our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 5%.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the nine months ended September 30, 2022, haircuts on our repo funding arrangements remained stable. As of September 30, 2022, the weighted average haircut on our repurchase agreements was approximately 3.9% of the value of our collateral, compared to 3.8% as of December 31, 2021.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of September 30, 2022, our unencumbered assets totaled approximately $3.7 billion, or 56% of tangible equity, consisting of $3.6 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $6.5 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2021, consisting of $5.8 billion of unencumbered cash and Agency RMBS and $0.7 billion of unencumbered credit assets.
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
As of September 30, 2022, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 3% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 6% of our tangible stockholders' equity. As of September 30, 2022, approximately 7% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of September 30, 2022, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
Asset Sales
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). Although market conditions fluctuate, the vitality of these markets enables us to sell assets under most conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). Under certain market conditions, however, we may be unable to realize the full carrying value of our securities. We attempt to manage this risk by maintaining at least a minimum level of securities that trade at or near TBA values that in our estimation enhances our portfolio liquidity across a wide range of market conditions. Please refer to Trends and Recent Market Impacts of this Management Discussion and Analysis for further information regarding Agency RMBS and TBA market conditions during the third quarter.
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 10 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions, if any.
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2022, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2022, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of September 30, 2022 and

December 31, 2021 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2022 and December 31, 2021.
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

Interest Rate Sensitivity [1,2]
	September 30, 2022		December 31, 2021
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	+0.8%	+9.6%	-0.6%	-6.4%
-50 Basis Points	+0.6%	+6.7%	-0.2%	-2.3%
-25 Basis Points	0.3%	+3.5%	0.0%	-0.3%
+25 Basis Points	-0.3%	-3.8%	-0.1%	-1.3%
+50 Basis Points	-0.6%	-7.8%	-0.4%	-3.8%
+75 Basis Points	-1.0%	-11.9%	-0.7%	-7.4%
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
As of September 30, 2022 and December 31, 2021, our investment securities (excluding TBAs) had a weighted average projected CPR of 7.0% and 10.9%, respectively, and a weighted average yield of 3.14% and 2.43%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	September 30, 2022		December 31, 2021
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	7.4%	3.11%	17.0%	2.21%
-50 Basis Points	7.2%	3.12%	14.1%	2.30%
-25 Basis Points	7.0%	3.13%	12.2%	2.37%
Actual as of Period End	7.0%	3.14%	10.9%	2.43%
+25 Basis Points	6.8%	3.15%	9.9%	2.47%
+50 Basis Points	6.7%	3.16%	9.1%	2.51%
+75 Basis Points	6.6%	3.17%	8.4%	2.54%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2022 and December 31, 2021 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 6.1 and 5.4 years as of September 30, 2022 and December 31, 2021, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	September 30, 2022		December 31, 2021
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+3.1%	+37.5%	+2.7%	+27.1%
-25 Basis Points	+1.5%	+18.8%	+1.4%	+13.6%
-10 Basis Points	+0.6%	+7.5%	+0.5%	+5.4%
+10 Basis Points	-0.6%	-7.5%	-0.5%	-5.4%
+25 Basis Points	-1.5%	-18.8%	-1.4%	-13.6%
+50 Basis Points	-3.1%	-37.5%	-2.7%	-27.1%
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
As of September 30, 2022, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or initial/minimum margin requirements increase, margin calls relating to our funding liabilities and derivative agreements could increase, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of September 30, 2022, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was approximately 3% and less than 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
*3.9    Certificate of Designations of 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, incorporated herein by reference to Exhibit 3.7 of Form 8-A (File No 001-34057), filed September 14, 2022.

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
4.3    Form of Certificate for Common Stock, filed herewith.
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
*4.8    Specimen 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock Certificate, incorporated herein by reference to Exhibit 4.1 of Form 8-A (File No 001-34057), filed September 14, 2022.
*4.9    Deposit Agreement relating to 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated August 22, 2017, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed August 22, 2017.
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
*4.12    Form of Depositary Receipt representing 1/1,000th of a share of 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.11), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed March 6, 2019.
*4.13    Deposit Agreement relating to 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated October 3, 2019, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.
*4.14    Form of Depositary Receipt representing 1/1,000th of a share of 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.13), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed October 3, 2019.
*4.15    Deposit Agreement relating to 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, dated February 11, 2020, among AGNC Investment Corp., Computershare Inc. and Computershare Trust Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.1 of Form 8-K (File No. 001-34057) filed February 11, 2020.
*4.16    Form of Depositary Receipt representing 1/1,000th of a share of 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.15), incorporated herein by reference to Exhibit A of Exhibit 4.1 of Form 8-K (File No. 001-34057) filed February 11, 2020.
*4.17    Deposit Agreement relating to 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, dated September 14, 2022, among AGNC Investment Corp., Computershare Inc. and Computershare Trust

Company, N.A., jointly as depositary, incorporated herein by reference to Exhibit 4.2 of Form 8-K (File No. 001-34057) filed September 14, 2022.
*4.18    Form of Depositary Receipt representing 1/1,000th of a share of 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock (included as part of Exhibit 4.17), incorporated herein by reference to Exhibit A of Exhibit 4.2 of Form 8-K (File No. 001-34057) filed September 14, 2022.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	November 7, 2022

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 7, 2022