Form 10-K
period 2022-12-31
AGNC Investment Corp.
filed 2023-02-27
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2022
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34057
AGNC INVESTMENT CORP.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	26-1701984
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
2 Bethesda Metro Center, 12th Floor
Bethesda, Maryland 20814
(Address of principal executive offices)
(301) 968-9315
(Registrant’s telephone number, including area code)
 _________________________________________________________
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2022, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $4.8 billion based upon the closing price of the Registrant's common stock of $11.07 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of February 9, 2023 was 574,656,885.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III will be incorporated by reference from the Registrant's definitive proxy statement for the 2023 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
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
Investment Strategy
Our investment strategy is intended to:
•generate attractive risk-adjusted returns for our stockholders through monthly dividend distributions;
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
The amount of leverage that we utilize depends on market conditions, our assessment of risk and returns and our ability to borrow sufficient funds on favorable terms to acquire mortgage securities. We generally expect our leverage to be within six to twelve times the amount of our tangible stockholders' equity, but under certain conditions we may operate at leverage levels outside of this range.
We diversify our funding exposure by entering into repurchase agreements with multiple counterparties. We finance a portion of our investments through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). BES is a member of the Fixed Income Clearing Corporation ("FICC") and has direct access to bilateral and tri-party repo funding as a Financial Industry Regulatory Authority ("FINRA") member broker-dealer. As an eligible institution, BES also raises repo funding through the General Collateral Finance ("GCF") Repo service offered by the FICC, with the FICC acting as the central counterparty. Thus, through BES, we have greater depth and diversity of funding than solely through traditional bilateral repo, while also lowering our funding cost, reducing our collateral requirements and limiting our counterparty exposure.
We also finance the acquisition of Agency RMBS by entering into TBA dollar roll transactions through which we simultaneously sell a TBA contract for the current month's settlement date and purchase a similar TBA contract for a forward month's settlement date. The TBA contract purchased for the forward settlement date is typically priced at a discount to the TBA contract sold for the current month. The discount, or "price drop", is the economic equivalent of interest income on the underlying Agency RMBS, less an implied financing cost, between the current month and forward month settlement dates. Prior to the forward settlement date, we may choose to roll the position to a later date by entering into an offsetting TBA position, net settling the paired off positions for cash, and simultaneously entering into a similar TBA contract for a new forward settlement date. Hence the discount or price drop from rolling TBA positions forward is commonly referred to as "TBA dollar roll income." We recognize TBA contracts as derivative instruments on our consolidated financial statements at their net carrying value, which is their fair value less the purchase price to be paid or received under the TBA contract. Consequently, dollar roll transactions represent a form of off-balance sheet financing. In evaluating our overall leverage, we consider both our on-balance sheet and off-balance sheet financing.
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
Regulatory Requirements of our Captive Broker-Dealer Subsidiary
BES is subject to ongoing membership and regulatory requirements as a member of the FICC and FINRA and as a registered broker-dealer that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. Additionally, as a self-clearing, registered broker-dealer, BES is subject to minimum net capital requirements. Thus, our ability to access tri-party repo funding through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity, is reliant on BES' ability to continually meet FINRA and FICC regulatory and membership requirements.
Human Capital Management
We believe our success as a company ultimately depends on the strength, wellness, and dedication of our workforce. We pride ourselves on robust practices in the area of human capital management that are constantly evolving to meet the needs of our people. As of December 31, 2022, our workforce consisted of 51 full-time employees. We strive to provide each of our highly skilled employees an engaging, rewarding, supportive, and inclusive atmosphere in which to grow professionally. Our competitive and comprehensive benefits package is carefully designed to attract and retain talented personnel. We believe our low voluntary employee turnover and favorable employee survey results are a testament to the success of our human capital management initiatives.

Employee Turnover Metrics
Year	January 1	Terminations [1]	New Hires	December 31
2022	50	-2	3	51
2021	50	-2	2	50
2020	51	-1	0	50
________________________________
1.Employee terminations include voluntary and involuntary terminations.
Employee Communications and Engagement
We recognize the importance of ongoing open communication and engagement with our employees, and we greatly value their input. We regularly engage with our employees in a variety of ways through ongoing direct engagement with each member of our staff, anonymous annual employee surveys and regular town hall meetings. Our anonymous employee surveys are an important component of our employee engagement that provide a means of assessing job satisfaction, engagement, and specific concerns of our employees. To enhance the candor and comfort of our employees, we use outside vendors that provide verbatim comments and analysis of engagement levels on an anonymous basis. In 2021, AGNC received the Great Place to Work™ certification in recognition of employee engagement efforts. The prestigious certification was based entirely on feedback from employees through an extensive anonymous survey about their experiences working at AGNC, during which 98% of our employees said AGNC is a great place to work. Our Board and management use the results of our surveys and ongoing feedback to implement various ideas and recommendations received from employees.
Workplace Culture and Ethics
Our corporate culture promotes open and honest communication, fair treatment, collegiality and high ethics and compliance standards. Our Code of Ethics and Conduct ("Code of Conduct") applies to all directors, officers and employees and provides clear expectations and guidance to facilitate appropriate decisioning. Our Code of Conduct covers topics such as compliance with securities laws, conflicts of interest, giving and receiving gifts, discrimination, harassment, privacy, appropriate use of Company assets, protecting confidential information, and reporting Code of Conduct violations (including through an anonymous third-party hotline). All employees are required to affirm their understanding of these standards on at least an annual basis. In 2022, we conducted mandatory compliance training on the Code of Conduct, insider trading, whistleblower protections and anti-harassment. Our executive officers and human resources department maintain "open door" policies, and any form of retaliation for bona fide reporting of Code of Conduct violations is expressly prohibited.
Employee Development
We have a number of policies and programs to further the professional development of our employees. These include our professional certification and continuing education policy, reimbursement for any supervisor-approved courses for our employees, and memberships to organizations, such as the Mortgage Bankers Association, which includes free access to educational webinars. We also conduct periodic "Lunch and Learn" seminars and offer a formal mentoring program for employees to receive direct one-on-one career guidance and cross-functional experience across various operations. Our employees also have the opportunity to lead and/or participate in employee-led initiatives, such as our employee-led Volunteerism & Community Outreach Committee, which is responsible for implementing and leading new volunteer opportunities, as well as identifying ways the Company can have a positive impact on the community. These initiatives have advanced unique and professional skill sets throughout the organization.
Diversity and Inclusion
Central to our core values is that every individual deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We strive to have a diverse workforce and an inclusive and welcoming work environment that is free from wrongful discrimination. We have long maintained policies against discrimination and harassment in our workplace, and we periodically conduct workplace trainings and workshops attended by all employees related to these topics, including unconscious bias and anti-harassment training. Although we have a relatively small workforce and low turnover rate, our recruitment and hiring practices attempt to ensure the diversity of applicant pools for posted job openings. We also seek to engage our employees and provide them opportunities on a non-discriminatory and inclusive basis. As of December 31, 2022, 39% of our employees were women and 31% were ethnically diverse.
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
As the success of our business is fundamentally connected to the well-being of our people, we offer benefits that support their physical, financial and emotional well-being. We provide our employees with access to flexible, comprehensive and convenient medical coverage intended to meet their needs and the needs of their families. In addition to standard medical coverage, we offer employees dental and vision coverage, health savings and flexible spending accounts, paid time off, parental leave and adoption assistance, voluntary short-term and long-term disability insurance, term life insurance, employee assistance programs, and other benefits. We also believe in the long-term financial wellness of our employees, and to foster maximum savings rates by our employees we offer a 401(k) Savings Plan with Company matching contributions of 100% up to 6% of each employee’s eligible compensation, subject to IRS limits.
COVID-19; Workforce Safety; and Hybrid Work Model
To protect the health and safety of our workforce, during the COVID-19 pandemic (the "Pandemic" or "COVID-19"), we shifted to a fully remote work-from-home environment prior to any jurisdiction’s mandate to do so. Based in part on employee survey results conducted after the onset of the Pandemic, in 2021, we commenced a gradual return to in-office work, with employees having the choice to work in the office subject to safety protocols or to continue working remotely. In 2022, we implemented a hybrid model through which employees are able to split hours between the office and remote work. We hold regular town hall meetings (typically quarterly) to ensure sufficient company-wide communication with our workforce in light of our hybrid working model.
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
Corporate Information
Our executive offices are located at Two Bethesda Metro Center, 12th Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9315.
We make available our Annual Reports on Form 10-K, quarterly reports on Form 10-Q, current reports on Form 8-K and amendments to such reports as well as our Code of Ethics and Conduct on our internet website at www.AGNC.com. These reports are also available on the SEC internet website at www.sec.gov.
Item 1A. Risk Factors
You should carefully consider the risks described below and all other information contained in this Annual Report on Form 10-K, including our annual consolidated financial statements and the related notes thereto before deciding to purchase our securities. Any of the following risks could materially affect our business, financial condition or results of operations. If that happens, the trading price of our securities could decline, and you may lose all or part of your investment. The risks and uncertainties described below are not the only ones facing us. Additional risks and uncertainties not presently known to us, or not presently deemed material by us, may also impair our operations and performance. Our risk factors discussed below are classified among:
•risks related to our investment and portfolio management activities;
•risks related to our financing and hedging activities;
•risks related to our business operations;
•legislative and regulatory risks; and
•risks related to our common stock.
Risks Related to Our Investment and Portfolio Management Activities
Spread risk is inherent to our business as a levered investor in Agency RMBS.
When the market spread between the yield on our assets and the yield on benchmark interest rates linked to our interest rate hedges widens, our tangible net book value will typically decline. We refer to this as "spread risk". As a levered investor primarily in fixed-rate Agency RMBS, spread risk is an inherent component of our business. Although we use hedging instruments to attempt to protect against moves in interest rates, our hedges will typically not protect us against spread risk. Spreads may widen due to numerous factors, including due to actual or expected monetary policy actions by U.S. and foreign central banks, increased market volatility, a decline in market liquidity and changes in investor return requirements and sentiment.
The Fed’s participation in the Agency mortgage market could have an adverse effect on our Agency RMBS investments.
The Federal Reserve (the "Fed") first used large-scale asset purchases of U.S. Treasury securities and Agency RMBS, known as quantitative easing, or QE, during the 2008-2009 global financial crisis in an attempt to stabilize financial markets and stimulate a sustained economic recovery. In its most recent QE round, resulting from the Covid-19 financial crisis, the Fed’s balance sheet more than doubled from $4.2 trillion in March 2020 to $8.9 trillion in May 2022, with its holdings of Agency RMBS increasing to nearly a third of all outstanding Agency RMBS, when it announced that it would begin to reduce its holdings over time by not reinvesting proceeds of principal repayments, subject to monthly caps.
The Fed's participation in the Agency RMBS market can have a material impact on the mortgage market, altering the available supply, price and returns on Agency RMBS. Its involvement in the mortgage market can result in increased market volatility and amplify the effects of market related risks on our financial condition. Generally, when the Fed conducts large-scale asset purchases, Agency RMBS values increase and mortgage spreads tighten, benefiting our tangible net book value, while the return potential on new asset purchases typically declines. Conversely, actual or anticipated reductions of Fed asset purchases or its outright sale of assets, would generally be expected to result in a decline in asset values and wider mortgage spreads to benchmark interest rates, negatively impacting our tangible net book value, while the return potential on new asset purchases would typically increase.
Although the Fed has stated its preference for a passive reduction of its balance sheet through mortgage prepayment activity, there is no guarantee that it will not conduct outright asset sales in the future. Assets sales, or a more rapid unwinding of its balance sheet than anticipated, could result in increased market volatility, reduced liquidity and an increase in Agency RMBS spreads to benchmark interest rates, causing a material decline in our tangible net book and negatively impacting our financial position.
Our active portfolio management strategy may expose us to greater losses and lower returns than compared to passive strategies.
We employ an active management strategy; therefore, the composition of our investment portfolio, leverage ratio and hedge composition will vary as we believe changes to market conditions warrant. We may realize significant investment gains or losses when we sell investments that we no longer believe provide attractive risk-adjusted returns or when we believe more attractive alternatives are available. We may also be incorrect in our assessment of market conditions and select an investment portfolio, leverage levels and terms, and hedge composition that generate lower returns than a more static management strategy. Furthermore, because of our active strategy, investors may be unable to assess changes in our financial position solely by observing changes in the mortgage market.
A decline in the fair value of our assets may adversely affect our financial condition and make it costlier to finance our assets.
Our investment securities are reported at fair value on our consolidated balance sheet, with changes in fair value reported in net income or other comprehensive income. Therefore, a decline in the fair value of our assets reduces our total comprehensive income and adversely affects our financial position. We use our investments as collateral for our financing arrangements and certain hedge transactions; consequently, a decline in fair value, or perceived market uncertainty about the value of our assets, could reduce the amount of our unencumbered assets, subject us to margin calls and could make it more difficult for us to maintain our compliance with the terms of our financing agreements, and it could reduce our ability to purchase additional investments or to renew or replace our existing borrowings as they mature. As a result, we could be required to sell assets at adverse prices and our ability to maintain or grow our total comprehensive income could be reduced.
Asset values can decline for a variety of reasons. Since we primarily invest in long-term fixed rate securities, our investment portfolio is particularly sensitive to changes in longer-term interest rates. A decline in market liquidity can also have a significant impact on asset values and increase price volatility. Numerous factors can reduce market liquidity, including macro-economic conditions, market uncertainty, changes in investor sentiment resulting in redemptions from fixed income funds, a decline in global money flows into U.S. fixed income markets, and regulatory capital requirements that limit banks' and other financial institutions' ability to act as market makers. Fed monetary policy and the unwinding of its balance sheet could also have a negative impact on asset values and market liquidity, especially if the unwinding occurs more rapidly than anticipated.
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
If our assets prepay at a slower rate than anticipated, our assets could extend beyond their expected maturity, and we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities. Additionally, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets would extend, but our interest rate swap maturities would remain fixed and, therefore, cover a smaller percentage of our funding exposure. This situation may also cause the market value of our assets to decline, while most of our hedging instruments would not receive any incremental offsetting gains.
To the extent that actual rates of prepayment differ from our expectations, our operating results could be adversely affected, and we could be forced to sell assets to maintain adequate liquidity, which could cause us to incur realized losses. In addition, should significant prepayments occur, there is no certainty that we will be able to identify acceptable new investments, which could reduce our invested capital or result in us investing in less favorable securities.
Prepayment rates are difficult to predict, and market conditions and other factors impacting mortgage origination channels may disrupt the historical correlation between interest rate changes and prepayment trends.
Our success depends in part on our ability to predict prepayment behavior over a variety of economic conditions. As part of our overall portfolio risk management, we analyze interest rate changes and prepayment trends to assess their effects on our investment portfolio. Our analysis is largely based on predictive models and reliance on historical correlations between interest rates and other factors and the rate of prepayments. However, unprecedented events, market dislocations, advances in origination channel technologies and other factors may impair the usefulness of these historical correlations or render them completely invalid, reducing our ability to accurately predict future prepayment activity. Other factors beyond interest rates also impact the rate of prepayments and may be difficult to predict, such as housing turnover, lending conditions and the availability of credit to homeowners, and GSE buyouts of delinquent loans from the underlying mortgage pool.
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
Many of the analytical models we use are predictive in nature, such as mortgage prepayment and default models. The use of predictive models has inherent risks and may incorrectly forecast future behavior, leading to potential losses. Furthermore, since predictive models are usually constructed based on historical trends using data supplied by third parties, the success of relying on such models depends heavily on the accuracy and reliability of the supplied historical data. Additionally, multiple factors could disrupt the relationships between data and historical trends, reducing the ability of our models to predict future outcomes, or even render them invalid. We are at greater risk of this occurring during periods of high volatility or unanticipated and/or unprecedented financial or economic events, including any actual or anticipated shifts in Fed policy resulting from these events. Consequently, actual results could differ materially from our projections. Moreover, use of different models could result in materially different projections.
Analytical models and third-party data used to analyze credit sensitive assets also expose us to the risk that the (i) collateral cash flows and/or liability structures may be incorrectly modeled, or may be modeled based on simplifying assumptions that lead to errors; (ii) information about collateral may be incorrect, incomplete or misleading; (iii) collateral or bond historical performance (such as historical prepayments, defaults, cash flows, etc.) may be incorrectly reported, or subject to interpretation (e.g., different issuers may report delinquency statistics based on different definitions of what constitutes a delinquent loan); or (iv) collateral or bond information may be outdated, in which case the models may contain incorrect assumptions as to what has occurred since the date information was last updated.
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
We measure the fair value of our investments in accordance with guidance set forth in Accounting Standards Codification Topic 820, Fair Value Measurements and Disclosures. Fair value is only an estimate based on good faith judgment of the price at which an investment can be sold since market prices of investments can only be determined by negotiation between a willing buyer and seller. Our determination of the fair value of our investments includes inputs provided by pricing services and third-party dealers. Valuations of certain investments in which we invest may be difficult to obtain or unreliable. In general, pricing services and dealers heavily disclaim their valuations and we do not have recourse against them in the event of inaccurate price quotes or other inputs used to determine the fair value of our investments. Depending on the complexity and illiquidity of a security, valuations of the same security can vary substantially from one pricing source to another. Moreover, values can fluctuate significantly, even over short periods of time. For these reasons, the fair value at which our investments are recorded may not be an accurate indication of their realizable value. The ultimate realization of the value of an asset depends on economic and other conditions that are beyond our control. Consequently, if we were to sell an asset, particularly through a forced liquidation, the realized value may be less than the amount at which the asset is recorded, which would negatively affect our results of operations and financial condition.
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
Geographic concentration of our assets can expose us to greater risk of default and loss. Repayments by borrowers and the market value of the related assets underlying our investments are affected by national as well as local and regional economic and other conditions. As a result, concentrations of investments tied to geographic regions increase the risk that adverse economic conditions or other developments affecting a region could increase the frequency and severity of losses on our investments. Additionally, assets in certain regional areas may be more susceptible to certain hazards (such as earthquakes, widespread fires, rising sea levels, disease, floods, drought, hurricanes and certain climate risks) than properties in other areas; for example, assets located in coastal states may be more susceptible to hurricanes or sea level rise than properties in other parts of the country. Areas affected by these types of events often experience disruptions in travel, transportation and tourism, loss of jobs, a decrease in consumer activity, and a decline in real estate-related investments, and their economies may not recover sufficiently to support income producing real estate at pre-event levels. These types of occurrences may increase over time or become more severe due to changes in weather patterns and other climate changes.

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
We may change our targeted investments and investment guidelines at any time without the consent of our stockholders, which could result in our making investments that are different from, and possibly riskier than, those described in this Annual Report or under our current guidelines. We may also amend or revise our other operational policies, including our policies with respect to our REIT qualification, acquisitions, dispositions, operations, indebtedness and distributions without a vote of, or notice to, our stockholders. Any such change may increase our exposure to risks described herein or expose us to new risks that are not currently contemplated, which could materially impair our operations and financial performance.
Risks Related to Our Financing and Hedging Activities
Our strategy involves the use of significant leverage, which increases the risk that we may incur substantial losses.
We expect our leverage to vary with market conditions and our assessment of the tradeoffs between risk and return on investments. We generally expect to maintain our leverage between six to twelve times the amount of our tangible stockholders' equity, but we may operate at levels outside of this range for extended periods. We incur this leverage by borrowing against a substantial portion of the market value of our assets. Leverage, which is fundamental to our investment strategy, creates significant risks and amplifies our risk exposure to higher borrowing costs, changes in underlying asset values and other market factors. Leverage also exposes us to the risk of margin calls and defaults under our funding agreements, which may result in forced sales of assets in adverse market conditions. The risks associated with leverage are more acute during volatile market environments and periods of reduced market liquidity. Because of our leverage, we may incur substantial losses.

We may be unable to procure or renew funding on favorable terms, or at all.
We rely primarily on short-term borrowings to finance our mortgage investments. Consequently, our ability to achieve our investment objectives depends not only on our ability to borrow sufficient amounts and on favorable terms, but also our ability to renew or replace our maturing short-term borrowings on a continuous basis. A variety of factors could prevent us from being able to achieve our intended borrowing and leverage objectives, including:
•disruptions in the repo market generally or the infrastructure that supports it;
•higher short-term interest rates;
•a decline in the market value of our investments available to collateralize borrowings;
•increases in the "haircut" lenders require on the value of our assets under repurchase agreements, resulting in higher collateral requirements;
•regulatory capital requirements or other limitations imposed on our lenders that negatively impact their ability or willingness to lend to us;
•an exit by lenders from the market;
•circumstances that could result in our failure to satisfy covenants, leverage limits, or other requirements imposed by our lenders, in which case our lenders may terminate and cease entering into repurchase transactions with us; and
•the inability of our wholly-owned captive broker-dealer to continually meet FINRA and FICC regulatory and membership requirements, which may change over time.
The FICC continually assesses potential changes to rules governing the calculation of margin and minimum margin requirements. Increases in FICC margin requirements would have the effect of reducing our unencumbered assets and could potentially limit our ability to utilize tri-party repo funding accessed through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity.
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
We utilize TBA dollar roll transactions as an alternate means of investing in and financing Agency RMBS, which represent a form of off-balance sheet financing and increase our "at risk" leverage. It may become uneconomical for us to roll forward our TBA positions prior to their settlement dates due to market conditions, which can be impacted by a variety of factors including the Fed’s purchases and sales of Agency RMBS in the TBA market. TBA dollar roll transactions include a deferred purchase price obligation on our part. An inability or unwillingness to continue to roll forward our position has effects similar to a termination of financing. In that circumstance, we would be required to settle the obligations for cash and would then take physical delivery of the underlying Agency RMBS. We may not have sufficient funds or alternative financing sources available to settle such obligations. Additionally, if we take delivery of the underlying securities, we can expect to receive the "cheapest to deliver" securities with the least favorable prepayment attributes that satisfy the terms of the TBA contract. Further, the specific securities that we receive may include few, if any, “whole pool” securities, which could inhibit our ability to remain exempt from and regulation as an investment company under the Investment Company Act (see “Loss of our exemption from regulation pursuant to the Investment Company Act would adversely affect us” below). TBA contracts also subject us to margin requirements as described further below. Our inability to roll forward our TBA positions or failure to obtain adequate financing to settle our obligations or to meet margin calls under our TBA contracts could force us to sell assets under adverse market conditions causing us to incur significant losses.
Our funding and derivative agreements subject us to margin calls that could result in defaults and force us to sell assets under adverse market conditions or through foreclosure.
Our funding and derivative agreements require that we maintain certain levels of collateral with our counterparties and may result in margin calls initiated against us if, for example, the value of our collateral declines. A margin call means that the counterparty requires us to pledge additional collateral to re-establish the required collateral level to protect them from loss in the event we default on our obligations. The requirement to meet margin calls can create liquidity risks. In the event of a margin call, we must generally provide additional collateral on the same business day. If we fail to meet the margin call, we would be in default, and our counterparty could terminate outstanding transactions, require us to settle our entire obligation under the agreement and enforce their interests against existing collateral. Furthermore, we may also be subject to certain cross-default and acceleration rights, such that if we were to fail to meet a margin call under one agreement that failure could lead to defaults, accelerations, or other adverse events under other agreements, as well. The threat or occurrence of margin calls or the accelerated settlement of our obligations under our agreements could force us to sell our investments under adverse market conditions and result in substantial losses.
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
Our repurchase agreements and agreements governing certain derivative instruments may contain financial and nonfinancial covenants subjecting us to the risk of default.
Our bilateral repurchase agreements and certain derivative agreements require that we comply with certain financial and non-financial covenants. Our more restrictive financial covenants typically limit declines in our stockholders’ equity for any given quarter, calendar year, or 12-month period and limit our leverage to a maximum amount. Compliance with these covenants depends on market factors and the strength of our business and operating results. In addition, our agreements typically require, among other things, that we maintain our status as a publicly listed REIT and to be exempted from the provisions of the 1940 Act. Various risks, uncertainties and events beyond our control, including significant fluctuations in interest rates, market volatility and changes in market conditions, could affect our ability to comply with these covenants. Unless we were able to negotiate a waiver or forbearance of such covenants, failure to comply with them could result in an event of default and generally would give the counterparty the right to exercise certain other remedies under the agreement, including termination of one or more repo or hedging transactions, acceleration of all amounts owed under an agreement, and the right to sell the collateral held by that counterparty. Any waiver or forbearance, if granted, could carry additional conditions that may be unfavorable to us. Additionally, certain of our agreements contain cross-default, cross-acceleration or similar provisions, such that if we were to violate a covenant under one agreement, that violation could lead to defaults, accelerations, or other adverse events under other agreements, as well.
Our rights under repurchase and derivative agreements in the event bankruptcy or insolvency may be limited.
In the event of our bankruptcy or insolvency, our repurchase agreements and hedging arrangements may qualify for special treatment under the U.S. Bankruptcy Code, the effect of which, among other things, would be to allow the counterparty under the applicable agreement to avoid the automatic stay provisions of the U.S. Bankruptcy Code and to foreclose on the collateral without delay. In the event of an insolvency or bankruptcy of one of our repurchase agreement or derivative counterparties, the counterparty may be permitted, under applicable insolvency laws, to repudiate the contract, and our claim against the counterparty for damages may be treated simply as an unsecured creditor. In addition, if the counterparty is a broker or dealer subject to the Securities Investor Protection Act of 1970, or an insured depository institution subject to the Federal Deposit Insurance Act, our ability to recover our assets under our agreements or to be compensated for any damages resulting from the counterparty's insolvency may be further limited by those statutes. Recoveries on these claims could be subject to significant delay and, if received, could be substantially less than the damages incurred.
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

We attempt to limit our counterparty exposure by diversifying our funding across multiple counterparties and limiting our counterparties to registered central clearing exchanges and major financial institutions with acceptable credit ratings. However, these measures may not sufficiently reduce our risk of loss. Central clearing exchanges typically attempt to reduce the risk of default by requiring initial and daily variation margin from their clearinghouse members and maintain guarantee funds and other resources that are available in the event of default. Nonetheless, we could be exposed to a risk of loss if an exchange or one or more of its clearing members defaults on its obligations. Most of the swaps and futures transactions that we enter into must be cleared by a Derivatives Clearing Organization, or DCO. DCOs are subject to regulatory oversight, use extensive risk management processes, and might receive "too big to fail" support from the government in the case of insolvency. We access the DCO through several FCMs, which may establish their own collateral requirements beyond that of the DCO. Consequently, for any cleared swap or futures transaction, we bear the credit risk of both the DCO and the relevant FCM as to obligations under our swap and futures agreements. The enforceability of our derivative and repurchase agreements may also depend on compliance with applicable statutory, commodity and other regulatory requirements and, depending on the domicile of the counterparty, applicable international requirements.
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
The stated dividend rate of each series of our outstanding fixed-to-floating rate cumulative redeemable preferred stock is indexed to three-month USD LIBOR following the applicable fixed rate period (“LIBOR Based Preferred Stock”). In addition, we also have certain investments that reference USD LIBOR (“LIBOR Based Investments”). The United Kingdom Financial Conduct Authority, or FCA, which regulates LIBOR, has announced that the USD LIBOR tenors relevant to us will cease to be published or will no longer be representative after June 30, 2023. The FCA's announcement coincided with the announcement of LIBOR's administrator, the ICE Benchmark Administration Limited, that it will cease publication of such LIBOR tenors immediately after the last publication on June 30, 2023 as a result of not having sufficient data necessary to calculate LIBOR on a representative basis after such date. These announcements mean that our LIBOR-based floating rate instruments outstanding beyond June 30, 2023 will need to be converted to alternative interest rates. Our LIBOR Based Preferred Stock and our LIBOR Based Investments typically contain various mechanisms to address circumstances where LIBOR becomes unavailable (so-called fallback language), but certain of these instruments do not contain fallback language specific to the permanent discontinuation of LIBOR. Holders of depositary shares of our LIBOR Based Preferred Stock should refer to the relevant prospectus for each series to understand the LIBOR-cessation provisions applicable to it.

In 2022, Congress enacted the Adjustable Interest Rate (LIBOR) Act (the “LIBOR Act”) to provide a uniform, nationwide solution for replacing references to LIBOR in LIBOR based floating rate instruments. The LIBOR Act and Federal Reserve rules promulgated pursuant to it create default rules that apply to fallback provisions of these instruments, and pursuant to the LIBOR Act, the Federal Reserve has adopted replacement benchmark rates for LIBOR contracts of various periods based on the Secured Overnight Financing Rate (“SOFR”) plus specified tenor spread adjustments (the “LIBOR Act Replacement Benchmark”). These default rules will vary among LIBOR based instruments depending on the type of fallback language in them. Generally, instruments with no fallback language or regulatorily insufficient fallback language must apply the LIBOR Act Replacement Benchmark after June 30, 2023 in lieu of any fallback process set forth in these instruments. Instruments that expressly identify a non-LIBOR based replacement benchmark will apply that replacement benchmark after June 30, 2023. Instruments that appoint an administrator to determine a benchmark replacement upon the cessation of LIBOR (other than by reference to LIBOR values (except as necessary to set a spread adjustment) or by conducting a poll or soliciting quotes for interbank lending rates) will apply a replacement benchmark selected by this administrator in accordance with the instrument for periods after June 30, 2023. However, for instruments with a replacement benchmark set by an administrator, the LIBOR Act encourages selection of the LIBOR Act Replacement Benchmark by providing liability protections and other benefits.
There are significant differences between LIBOR and SOFR. LIBOR reflects the average rates at which major banks indicate they are willing to lend to one another on an unsecured basis for various terms. Conversely, SOFR is a broad-based measure of the cost of borrowing cash overnight, on a secured basis, in the U.S. Treasury-backed repurchase market. Switching existing financial instruments from LIBOR to SOFR requires calculations of a fixed spread to account for such differences, and this spread (including the spread included in the LIBOR Act Replacement Benchmark) may not favor all parties equally.
Each series of our LIBOR Based Preferred Stock that is currently outstanding becomes callable at the same time it begins to pay a LIBOR-based (or replacement benchmark) rate. At the later of the end of the fixed-rate term or the cessation of LIBOR, we may set the stated dividend rate in the manner as provided under the LIBOR Act and related regulations. Alternatively, at our option, we may call the shares of preferred stock. Application of these LIBOR fallback provisions (as affected by the LIBOR Act and related regulations) or calling series of preferred stock may result in our incurring a higher cost of capital or potentially selling assets.
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
If we fail to satisfy one or more requirements for REIT qualification, we may still qualify as a REIT if there is reasonable cause for the failure, it is not due to willful neglect, and we satisfy other requirements, including completion of applicable IRS filings. It is not possible to state whether we would be entitled to the benefit of these relief provisions. If these relief provisions were inapplicable, we would not qualify as a REIT. Furthermore, even if we satisfy the relief provisions and maintain our qualification as a REIT, we may be still subject to a penalty tax. The penalty tax for failure to satisfy an asset test would be the greater of $50,000 per failure or an amount equal to the net income generated by the assets that resulted in the failure multiplied by the highest U.S. federal corporate tax rate in effect at the time of the failure. The penalty tax for failure to satisfy one or both gross income tests would be an amount equal to 100% of the net profit on the gross income that resulted in the failure calculated in accordance with the Internal Revenue Code.
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
Our taxable income will typically differ from income prepared in accordance with GAAP due to temporary and permanent differences. For example, realized gains and losses on our hedging instruments, such as interest rate swaps, may be deferred for income tax purposes and amortized into taxable income over the remaining contract term of the instrument even if we have exited the instrument and settled such gains or losses for cash. We are also not allowed to reduce our taxable income for net capital losses incurred; instead, the capital losses may be carried forward for a period of up to five years and applied against future capital gains subject to our ability to generate sufficient capital gains, which cannot be assured. Therefore, it is possible that our taxable income could be in excess of the net cash generated from our operations. If we do not have funds available in these situations to meet our REIT distribution requirements or to avoid corporate and excise taxes altogether, we could be required to borrow funds on unfavorable terms, sell investments at disadvantageous prices or distribute amounts that would otherwise be invested in future acquisitions.
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
Failure to satisfy regulatory requirements of our captive broker-dealer subsidiary could result in our inability to access tri-party repo funding through the FICC’s GCF Repo service and could be harmful to our business operations.
BES is subject to ongoing membership and regulatory requirements as a member of the FICC and FINRA and as a registered broker-dealer that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. Additionally, as a self-clearing, registered broker-dealer, BES is subject to minimum net capital requirements. Our ability to access tri-party repo funding through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity, and our ability to conduct self-clearing of our investment and funding activity through BES are reliant on BES' ability to continually meet these regulatory and membership requirements. If BES were to lose its memberships in FICC and FINRA or its status as a self-clearing registered broker-dealer, we may be unable to find alternative sources of financing on favorable terms and we may experience business interruptions as we attempt to transfer custody and clearing activities to alternative providers that would be harmful to our business.
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
U.S. Government legislative and administrative actions may have an adverse impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations. For example, the actual or anticipated actions or inaction on U.S. fiscal policy matters, including the U.S. dept ceiling, could result in a wide range of negative economic effects, including increased financial market and interest rate volatility and wider market spreads between mortgage assets and benchmark interest rates. Additionally, new regulatory requirements, including the imposition of more stringent capital rules, could adversely affect the availability or terms of financing from our lending counterparties, reduce market liquidity, restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. Together or individually new regulatory requirements could materially affect our financial condition or results of operations in an adverse way.
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
In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator. In addition to the conservatorships, the U.S. Department of the Treasury has provided a liquidity backstop to Fannie Mae and Freddie Mac to ensure their financial stability. Over time, efforts to end the conservatorships and the guarantee-payment structure of Fannie Mae and Freddie Mac have garnered attention from the U.S. Government. During the final year of the Trump Administration, FHFA established new regulatory capital requirements necessary for Fannie Mae and Freddie Mac to exit conservatorship, and the U.S. Treasury Department amended the terms of its liquidity backstop to enable Fannie Mae and Freddie Mac to retain a greater amount of capital in order to achieve these levels, subject to certain conditions. Since taking office, the Biden Administration and the FHFA have delayed implementation or reversed some of these initiatives and have taken steps intended to advance other housing finance policy objectives. However, the FHFA has taken steps to implement portions of the regulatory capital requirements, including by permitting the GSEs to charge fees that seek to offset related capital charges on certain Agency RMBS. These or future administrative actions may significantly impact the source, pricing, volume and nature of Agency RMBS and other mortgage securities that Fannie Mae and Freddie Mac issue.
Further administrative and/or legislative actions may be taken that affect structural GSE and federal housing finance reform, alter the amount or nature of the credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, modify the future roles of Fannie Mae and Freddie Mac in housing finance or otherwise impact the value or relative fungibility of Agency RMBS issued by each GSE. Such actions may create market uncertainty, may have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by them or may otherwise impact the size and scope of the Agency RMBS markets. To the extent such actions would terminate the conservatorships without also providing for a sufficiently robust U.S. government guaranty, they could re-define what constitutes an Agency security and subject Agency RMBS to Fannie Mae or Freddie Mac credit risk, make them more difficult to finance, and cause their values to decline, all of which could have broad adverse implications for the mortgage markets and our business.
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
None.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of February 9, 2023, 574,656,885 shares of common stock were issued and outstanding, which were held by 1,457 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Dividends
We intend to pay dividends monthly to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." Additionally, holders of depositary shares underlying our preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. See Note 9 to our Consolidated Financial Statements in this Form 10-K for a description of our preferred stock and for common and preferred stock dividends paid for the three years ended December 31, 2022. All distributions to stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.
 Equity Compensation Plan Information
 The following table summarizes information, as of December 31, 2022, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See Notes 2 and 10 to our Consolidated Financial Statements in this Form 10-K for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	6,857,762	$—	31,305,228
Equity compensation plans not approved by security holders	—	—	—
Total	6,857,762	$—	31,305,228
________________________________
1.Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2022.
2.Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph
The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2017, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); and (iii) the stocks included in the Bloomberg Mortgage REIT Index.
We have discontinued the use of a supplemental peer index, that was composed of Annaly Capital Management, Inc., Armour Residential REIT, Inc, Two Harbors Investment Corp., Invesco Mortgage Capital, Inc and Dynex Capital, Inc (collectively, the "Agency REIT Peer Group"). These issuers are also included in the Bloomberg Mortgage REIT Index, our selected industry index, and the later provides a more comprehensive mortgage REIT performance metric. Additionally, because of the small number of issuers in the Agency REIT Peer Group and because it was market cap weighted, the index was skewed to the performance of a single issuer.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AGNC Investment Corp., The S&P 500 Index and
The Bloomberg Mortgage REIT Index

200
180
160
140
120
100
80
60
12/31/17
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
AGNC Investment Corp.
S&P 500
Bloomberg Mortgage REITs

________________________________
*$100 invested on 12/31/17 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2022	2021	2020	2019	2018
AGNC Investment Corp.	$89.51	$114.36	$108.68	$110.48	$97.49
S&P 500	$156.88	$191.58	$148.85	$125.72	$95.62
Bloomberg Mortgage REITs	$83.05	$109.82	$93.38	$120.03	$97.09

 The information in the share performance graph and table has been obtained from sources believed to be reliable, but neither its accuracy nor its completeness can be guaranteed. The historical information set forth above is not necessarily indicative of future performance. Accordingly, we do not make or endorse any predictions as to future share performance.
Item 6. [Reserved]

Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Annual Report on Form 10-K. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Financial markets experienced broad-based weakness in 2022. Persistently high inflation, coupled with macroeconomic and monetary policy uncertainty, led to a sharp decline in investor sentiment and a significant repricing in the fixed income markets. Interest rates across the yield curve moved materially higher, as the Federal Reserve (the "Fed") raised the Federal Funds rate 425 basis points, and the yield on the 10-year U.S. Treasury security increased nearly 250 basis points for the year, resulting in the worst annual total return for these bonds in decades. The sharp increase in U.S. Treasury yields drove mortgage rates to their highest level in twenty years, and, similar to the 10-year U.S. Treasury, the total return for the unlevered Bloomberg U.S. MBS Index, which tracks the performance of fixed-rate Agency RMBS, was -12% for the year, its worst annual performance since the Index's inception in 1976.
Agency RMBS often initially underperform other fixed income products during significant market downturns. Investors typically sell Agency RMBS holdings prior to other less liquid fixed income asset classes to meet cash needs and redemption obligations during market disruptions and liquidity events. This dynamic caused Agency RMBS to significantly underperform interest rate hedges and other fixed income assets during the year. As a result, Agency RMBS spreads to benchmark interest rates across the coupon stack reached historically wide levels.
This spread widening was the primary driver of AGNC’s total comprehensive income (loss) per diluted common share of $(4.22) for fiscal year 2022, compared to $0.44 for fiscal year 2021, and economic return (loss) on tangible net book value per common share of (28.4)% for fiscal year 2022, compared to 2.9% for fiscal year 2021, comprised of dividends declared per common share and the decline in our tangible net book value per common share. Net spread and dollar roll income, excluding "catch-up" amortization, (a non-GAAP measure) per diluted common share was $3.11 for fiscal year 2022, compared to $3.02 for fiscal year 2021, as higher asset yields and our pay-fixed/receive-variable interest rate swap portfolio offset rising repo funding costs and moderating TBA dollar roll income during the year.

Given the challenging market conditions, we prioritized risk management throughout 2022, characterized by a large interest rate hedge position and lower leverage relative to historical levels. For the year, our interest rate hedge ratio averaged approximately 118% of our Agency repurchase agreements and net TBA position. Our average "at risk" leverage ratio for the year was 7.8x our tangible stockholders' equity and, despite the decline in our stockholders' equity, was only slightly higher than 7.7x for fiscal year 2021, due to the combination of asset sales, portfolio runoff and capital markets transactions. As of December 31, 2022, our interest rate hedge ratio was 124% of our funding liabilities and our "at risk" leverage ratio was 7.4x tangible equity. Our liquidity position remained within normal operating levels during the year as a percentage of our stockholders' equity. As of December 31, 2022, our unencumbered cash and Agency RMBS totaled $4.3 billion, or 59% of our tangible stockholders' equity, and unencumbered credit securities totaled $100 million.
While 2022 was a difficult year for investors in all asset classes, the challenging conditions in the fixed income markets peaked in September and October 2022 when monetary policy and macro-economic uncertainty was at its highest point. A positive shift in market sentiment began to take hold in November 2022, which we believe marked the beginning of the recovery of the Agency RMBS market. Although market shifts typically evolve over time and are not linear, we believe that the longer-term outlook for Agency RMBS has improved substantially. Our favorable outlook is based on several positive dynamics. First, we expect Agency RMBS spreads to benchmark interest rates to remain wider than historical standards as the Fed’s outsized ownership of Agency RMBS gradually diminishes. Second, we expect the demand for Agency RMBS to outpace supply, even without Fed asset purchases. Higher interest rates and a slower housing market will likely limit the supply of new mortgages, while lower refinance activity should limit runoff of the Fed’s portfolio. Third, we expect that interest rate volatility will decline as the Fed slows the pace of interest rate hikes and the tightening of monetary conditions reaches an inflection point. Collectively, these factors create a favorable macroeconomic backdrop for Agency RMBS investors and could prove durable over the intermediate to long-term. We believe AGNC is well-positioned with our tangible net book value "at risk" leverage at the lower end of our historical operating range and a conservative hedge profile to take advantage of favorable investment opportunities as they arise.
For information regarding non-GAAP financial measures, including reconciliations to the most comparable GAAP measure please refer to Results of Operations included in this MD&A below. For information regarding the sensitivity of our tangible net book value per common share to changes in interest rates and mortgage spreads, please refer to Item 7A. Quantitative and Qualitative Disclosures about Market Risk in this form 10-K.

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2021	Mar. 31, 2022	June 30, 2022	Sept. 30, 2022	Dec. 31, 2022	Dec. 31, 2022 vs Dec. 31, 2021
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.25%	0.50%	1.75%	3.25%	4.50%	+425	bps
SOFR:
SOFR Rate	0.05%	0.29%	1.50%	2.98%	4.30%	+425	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	0.74%	2.28%	2.99%	4.25%	4.45%	+371	bps
5-Year Swap	1.12%	2.25%	2.79%	3.85%	3.75%	+263	bps
10-Year Swap	1.32%	2.13%	2.81%	3.59%	3.56%	+224	bps
30-Year Swap	1.46%	1.97%	2.66%	3.07%	3.21%	+175	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	0.73%	2.34%	2.96%	4.28%	4.43%	+370	bps
5-Year U.S. Treasury	1.26%	2.46%	3.04%	4.09%	4.01%	+275	bps
10-Year U.S. Treasury	1.51%	2.34%	3.02%	3.83%	3.88%	+237	bps
30-Year U.S. Treasury	1.90%	2.45%	3.19%	3.78%	3.97%	+207	bps
30-Year Fixed Rate Agency Price:
2.0%	$99.79	$92.84	$86.96	$80.91	$81.69	-$18.10
2.5%	$102.12	$95.45	$90.09	$83.94	$84.96	-$17.16
3.0%	$103.68	$97.86	$93.27	$86.97	$88.02	-$15.66
3.5%	$105.32	$100.21	$96.29	$89.95	$91.10	-$14.22
4.0%	$106.44	$102.10	$98.74	$92.73	$94.03	-$12.41
4.5%	$107.19	$103.73	$100.51	$95.21	$96.59	-$10.60
5.0%	$109.22	$105.13	$102.17	$97.39	$98.80	-$10.42
5.5%	$111.77	$105.72	$103.87	$99.46	$100.47	-$11.30
6.0%	$109.25	$106.56	$104.63	$101.61	$101.69	-$7.56
15-Year Fixed Rate Agency Price:
1.5%	$100.33	$94.81	$91.16	$85.61	$86.84	-$13.49
2.0%	$102.45	$97.11	$93.52	$88.06	$89.28	-$13.17
2.5%	$103.45	$98.83	$95.70	$90.50	$91.80	-$11.65
3.0%	$104.59	$100.70	$97.82	$92.89	$93.85	-$10.74
3.5%	$105.52	$101.97	$99.52	$94.49	$95.93	-$9.59
4.0%	$105.47	$102.50	$100.95	$96.43	$97.75	-$7.72
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Prices in the table above were obtained from Barclays. Interest rates were obtained from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Dec. 31, 2021	Mar. 31, 2022	June 30, 2022	Sept. 30, 2022	Dec. 31, 2022	Dec. 31, 2022 vs Dec. 31, 2021
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	81	103	134	159	138	+57
30-Year Agency Current Coupon Yield	2.07%	3.49%	4.38%	5.68%	5.39%	+332	bps
30-Year Mortgage Rate	3.27%	4.90%	5.83%	7.06%	6.66%	+339	bps
Credit Spread (in bps): [2]
CRT M2	175	385	544	633	514	+339
CMBS AAA	74	101	131	145	127	+53
CDX IG	49	67	101	108	82	+33
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yield and 30-Year Mortgage Rate are sourced from Bloomberg.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of December 31, 2022 and 2021, our investment portfolio totaled $59.5 billion and $82.0 billion, respectively, consisting of: $40.9 billion and $54.4 billion investment securities, at fair value, respectively; $18.6 billion and $27.1 billion net TBA securities, at fair value, respectively; and, as of December 31, 2021, $0.4 billion forward settling non-Agency securities, at fair value. The following table is a summary of our investment securities as of December 31, 2022 and 2021 (dollars in millions):

	December 31, 2022				December 31, 2021
Investment Securities (Includes TBAs) [2]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$1,718	$1,597	3.25%	3%	$2,570	$2,652	3.27%	3%
15-year TBA securities, net [1]	—	—	—%	—%	2,056	2,059	1.71%	3%
Total ≤ 15-year	1,718	1,597	3.25%	3%	4,626	4,711	2.57%	6%
20-year RMBS	1,601	1,365	2.51%	2%	1,948	1,942	2.52%	2%
30-year:
30-year RMBS	39,727	36,207	3.89%	61%	47,028	47,695	3.04%	58%
30-year TBA securities, net [1]	18,407	18,574	4.84%	31%	25,128	25,081	2.54%	31%
Total 30-year	58,134	54,781	4.20%	92%	72,156	72,776	2.87%	89%
Total fixed rate Agency RMBS and TBA securities	61,453	57,743	4.13%	97%	78,730	79,429	2.84%	97%
Adjustable rate Agency RMBS	126	122	3.72%	—%	45	47	2.23%	—%
CMO Agency RMBS:
CMO	136	129	3.20%	—%	182	188	3.12%	—%
Interest-only strips	46	41	2.15%	—%	31	37	5.60%	—%
Principal-only strips	31	29	—%	—%	39	43	—%	—%
Total CMO Agency RMBS	213	199	2.25%	—%	252	268	4.08%	1%
Total Agency RMBS and TBA securities	61,792	58,064	4.12%	98%	79,027	79,744	2.85%	98%
Non-Agency RMBS [3]	111	90	4.52%	—%	763	767	2.85%	1%
CMBS	605	567	6.06%	1%	505	514	3.60%	1%
CRT	779	757	8.48%	1%	955	974	3.74%	1%
Total investment securities	$63,287	$59,478	4.18%	100%	$81,250	$81,999	2.85%	100%
________________________________
1.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-K.
2.Table excludes other mortgage credit investments of $25 million as of December 31, 2022 accounted for under the equity method of accounting.
3.December 31, 2021 balance includes $0.4 billion of forward settling non-Agency securities reported in derivative assets/(liabilities) on the accompanying consolidated balance sheets.
TBA and forward settling securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2022 and 2021, our TBA position and forward settling securities had a net carrying value of $0.2 billion and $(44) million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract or forward purchase agreement and the price to be paid or received for the underlying security.
As of December 31, 2022 and 2021, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 3.37% and 2.43%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of December 31, 2022 and 2021 (dollars in millions):

	December 31, 2022
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	307	322	281	100%	2.42%	105.2%	1.30%	36	8%
3.0% - 4.0%	1,363	1,393	1,313	98%	3.43%	102.2%	2.75%	59	11%
≥ 4.5%	3	3	3	97%	4.55%	102.4%	2.65%	144	17%
Total ≤ 15-year	1,673	1,718	1,597	98%	3.25%	102.7%	2.47%	55	11%
20-year:
≤ 2.5%	1,213	1,257	1,044	—%	2.15%	103.6%	1.60%	28	5%
3.0% - 4.0%	246	252	235	86%	3.60%	102.7%	2.91%	90	10%
≥ 4.5%	87	92	86	99%	4.50%	105.1%	3.18%	74	12%
Total 20-year:	1,546	1,601	1,365	21%	2.51%	103.6%	1.89%	40	6%
30-year:
≤ 2.5%	7,017	7,032	5,883	33%	2.25%	102.0%	1.98%	20	6%
3.0% - 4.0%	18,775	19,371	17,605	78%	3.66%	104.6%	2.95%	70	7%
≥ 4.5%	31,649	31,731	31,293	30%	4.96%	102.9%	4.31%	20	8%
Total 30-year	57,441	58,134	54,781	46%	4.20%	103.5%	3.33%	42	7%
Total fixed rate	$60,660	$61,453	$57,743	46%	4.13%	103.5%	3.25%	43	7%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of December 31, 2022, lower balance specified pools had a weighted average original loan balance of $123,000 and $140,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 138% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2022.

	December 31, 2021
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	$2,410	$2,445	$2,444	16%	1.82%	105.0%	1.18%	25	13%
3.0% - 4.0%	2,132	2,176	2,262	98%	3.42%	102.0%	2.66%	53	17%
≥ 4.5%	5	5	5	97%	4.61%	102.8%	2.67%	133	21%
Total ≤ 15-year	4,547	4,626	4,711	55%	2.57%	102.5%	2.44%	49	16%
20-year:
≤ 2.5%	1,472	1,522	1,496	—%	2.15%	103.4%	1.44%	15	11%
3.0% - 4.0%	302	310	325	87%	3.61%	102.5%	2.88%	79	14%
≥ 4.5%	110	116	121	100%	4.51%	104.7%	3.13%	63	16%
Total 20-year:	1,884	1,948	1,942	21%	2.52%	103.3%	1.77%	28	12%
30-year:
≤ 2.5%	43,195	44,005	43,762	15%	2.32%	102.1%	1.94%	7	7%
3.0% - 4.0%	22,258	23,270	23,930	73%	3.58%	104.7%	2.69%	72	13%
≥ 4.5%	4,606	4,881	5,084	97%	4.53%	106.0%	3.06%	53	16%
Total 30-year	70,059	72,156	72,776	40%	2.87%	103.5%	2.36%	38	11%
Total fixed rate	$76,490	$78,730	$79,429	41%	2.84%	103.5%	2.34%	38	11%

________________________________
1.See Note 1 of preceding table for specified pool composition. As of December 31, 2021, lower balance specified pools had a weighted average original loan balance of $119,000 and $117,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 127% and 138% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2021.
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of December 31, 2022 and 2021, please refer to Note 3 of our Consolidated Financial Statements included under Item 8 of this Form 10-K.
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
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and contractual terms of these securities, and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, incorporating scheduled contractual payments and estimated prepayments, using the effective interest method. The weighted average cost basis of our securities as of December 31, 2022 was 103.4% of par value; therefore, changes in our actual or projected prepayments can significantly alter the effective yield on our assets.
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
We review our actual and anticipated prepayment experience on at least a quarterly basis, and effective yields are recalculated when differences arise between (i) our previous prepayment estimates and (ii) actual prepayments to date and current estimates of future prepayments. If the actual and estimated future prepayment experience differs from our prior estimate of prepayments, we are required to record an adjustment in the current period to the amortization or accretion of premiums and discounts for the cumulative difference in the effective yield from inception through the reporting date. We commonly refer to this adjustment as "catch-up" premium amortization cost/benefit.
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K includes the estimated change in the weighted average projected CPR of our investments and in the corresponding weighted average yield on our investments should interest rates instantaneously go up or down by 25, 50, and 75 basis points. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Consequently, our actual experience and future estimates of prepayments could differ materially from our estimates.
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
"Economic interest income" is measured as interest income (GAAP measure), adjusted to (i) exclude retrospective "catch-up" adjustments to premium amortization cost associated with changes in projected CPR estimates and (ii) include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense/benefit and interest rate swap periodic cost/income. "Net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders" is measured as comprehensive income (loss) available (attributable) to common stockholders (GAAP measure) adjusted to: (i) exclude gains/losses on investment securities recognized through net income and other comprehensive income and gains/losses on derivative instruments and other securities (GAAP measures) and (ii) include interest rate swap periodic income/cost, TBA dollar roll income and other miscellaneous interest income/expense. As defined "Net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders" includes (i) the components of "economic interest income" and "economic interest expense", plus (ii) other miscellaneous interest income/expense, and less (iii) total operating expenses and dividends on preferred stock (GAAP measures).
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
However, because such measures are incomplete measures of our financial performance and involve differences from results computed in accordance with GAAP, they should be considered as supplementary to, and not as a substitute for, results computed in accordance with GAAP. In addition, because not all companies use identical calculations, our presentation of such non-GAAP measures may not be comparable to other similarly titled measures of other companies. Furthermore, estimated taxable income can include certain information that is subject to potential adjustments up to the time of filing our income tax returns, which occurs after the end of our fiscal year.
Selected Financial Data

The following selected financial data is derived from our annual financial statements for the three years ended December 31, 2022. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share amounts):

	December 31,
Balance Sheet Data	2022	2021	2020
Investment securities, at fair value of $40,904, $54,421, $66,414, respectively, and other mortgage credit investments	$40,929	$54,421	$66,414
Total assets	$51,748	$68,149	$81,817
Repurchase agreements and other debt	$36,357	$47,507	$52,543
Total liabilities	$43,878	$57,858	$70,738
Total stockholders' equity	$7,870	$10,291	$11,079
Net book value per common share [1]	$10.76	$16.76	$17.68
Tangible net book value per common share [2]	$9.84	$15.75	$16.71

	Fiscal Year
Statement of Comprehensive Income Data	2022	2021	2020
Interest income	$1,590	$1,361	$1,519
Interest expense	625	75	674
Net interest income	965	1,286	845
Other gain (loss), net	(2,081)	(449)	(1,018)
Operating expenses	74	88	93
Net income (loss)	(1,190)	749	(266)
Dividends on preferred stock	105	100	96
Net income (loss) available (attributable) to common stockholders	$(1,295)	$649	$(362)

Net income (loss)	$(1,190)	$749	$(266)
Other comprehensive income (loss), net	(973)	(418)	622
Comprehensive income (loss)	(2,163)	331	356
Dividends on preferred stock	105	100	96
Comprehensive income (loss) available (attributable) to common stockholders	$(2,268)	$231	$260

Weighted average number of common shares outstanding - basic	537.0	528.1	551.6
Weighted average number of common shares outstanding - diluted	537.0	530.0	551.6
Net income (loss) per common share - basic	$(2.41)	$1.23	$(0.66)
Net income (loss) per common share - diluted	$(2.41)	$1.22	$(0.66)
Comprehensive income (loss) per common share - basic	$(4.22)	$0.44	$0.47
Comprehensive income (loss) per common share - diluted	$(4.22)	$0.44	$0.47
Dividends declared per common share	$1.44	$1.44	$1.56

	Fiscal Year
Other Data (Unaudited) *	2022	2021	2020
Average investment securities - at par	$47,761	$53,057	$70,077
Average investment securities - at cost	$49,195	$54,869	$72,543
Net TBA portfolio - at par (as of period end) [9]	$19,050	$27,123	$30,364
Net TBA portfolio - at cost (as of period end) [9]	$18,407	$27,622	$31,204
Net TBA portfolio - at market value (as of period end) [9]	$18,574	$27,578	$31,479
Net TBA portfolio - at carrying value (as of period end) [3,9]	$167	$(44)	$275
Average net TBA dollar roll position - at cost	$20,631	$29,851	$21,224
Average total assets - at fair value	$61,028	$72,908	$88,403
Average repurchase agreements and other debt outstanding [4]	$41,363	$49,923	$69,370
Average stockholders' equity [5]	$8,475	$10,885	$10,684
Average tangible net book value "at risk" leverage [6]	7.8:1	7.7:1	8.9:1
Tangible net book value "at risk" leverage (as of period end) [7]	7.4:1	7.7:1	8.5:1
Economic return on tangible common equity [8]	(28.4)%	2.9%	3.5%
Expenses % of average total assets	0.12%	0.12%	0.11%
Expenses % of average assets, including average net TBA position	0.09%	0.09%	0.08%
Expenses % of average stockholders' equity	0.87%	0.81%	0.87%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2022, 2021 and 2020, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Fiscal Year
	2022		2021		2020
	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$1,603	3.36%	$1,730	3.26%	$2,601	3.71%
Net premium amortization benefit (cost)	(13)	(0.13)%	(369)	(0.78)%	(1,082)	(1.62)%
Interest income (GAAP measure)	1,590	3.23%	1,361	2.48%	1,519	2.09%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(238)	(0.48)%	(96)	(0.17)%	457	0.63%
Interest income, excluding "catch-up" premium amortization	1,352	2.75%	1,265	2.31%	1,976	2.72%
TBA dollar roll income - implied interest income [1,2]	746	3.60%	528	1.77%	365	1.73%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$2,098	3.00%	$1,793	2.12%	$2,341	2.50%

Weighted average actual portfolio CPR for investment securities held during the period	11.1%		23.1%		19.9%
Weighted average projected CPR for the remaining life of investment securities held as of period end	7.4%		10.9%		17.6%
30-year fixed rate mortgage rate as of period end [4]	6.66%		3.27%		2.87%
10-year U.S. Treasury rate as of period end [4]	3.88%		1.51%		0.92%
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
4.Source: Bloomberg
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for fiscal years 2022 and 2021 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Fiscal Year 2022 vs 2021	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$229	$(141)	$370
Estimated "catch-up" premium amortization due to change in CPR forecast	(142)	—	(142)
Interest income, excluding "catch-up" premium amortization	87	(141)	228
TBA dollar roll income - implied interest income	218	(163)	381
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$305	$(304)	$609

		Due to Change in Average
Fiscal Year 2021 vs 2020	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(158)	$(370)	$212
Estimated "catch-up" premium amortization due to change in CPR forecast	(553)	—	(553)
Interest income, excluding "catch-up" premium amortization	(711)	(370)	(341)
TBA dollar roll income - implied interest income	163	148	15
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$(548)	$(222)	$(326)
Our average investment portfolio, inclusive of TBAs (at cost), decreased 18% and 10% for fiscal years 2022 and 2021, respectively, primarily due to declines in stockholders' equity. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 88 basis points for fiscal year 2022. The increase was due to the combination of a higher average coupon on our portfolio as a result of portfolio repositioning up in coupon during the year and slower CPR projections due to higher interest rates. For fiscal year 2021, our average yield decreased 38 basis points due to a lower average coupon and faster CPR projections.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2022	$35,486	$39,399	$36,002	$18,988	$18,407	7.8:1	7.4:1
September 30, 2022	$40,530	$41,834	$39,169	$20,331	$19,116	8.1:1	8.7:1
June 30, 2022	$42,997	$44,243	$41,406	$19,653	$16,001	7.8:1	7.4:1
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
December 31, 2021	$46,999	$48,524	$47,037	$29,014	$27,622	7.6:1	7.7:1
September 30, 2021	$45,847	$49,021	$45,723	$30,312	$28,912	7.5:1	7.5:1
June 30, 2021	$52,374	$60,186	$48,488	$28,082	$27,611	7.6:1	7.9:1
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
December 31, 2020	$53,645	$55,249	$52,543	$33,753	$31,204	8.4:1	8.5:1
September 30, 2020	$61,008	$69,628	$54,558	$27,785	$29,460	8.9:1	8.8:1
June 30, 2020	$69,552	$72,399	$69,370	$15,662	$20,413	8.8:1	9.2:1
March 31, 2020	$93,538	$104,773	$63,241	$7,487	$20,648	9.9:1	9.4:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2022, 2021 and 2020 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost (benefit):

	Fiscal Year
	2022		2021		2020
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$625	1.49%	$75	0.15%	$674	0.96%
TBA dollar roll income - implied interest expense (benefit) [2,3]	228	1.08%	(128)	(0.42)%	(60)	(0.27)%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	853	1.35%	(53)	(0.06)%	614	0.67%
Interest rate swap periodic cost (income), net [2,5]	(598)	(0.95)%	60	0.07%	48	0.05%
Total economic interest expense (non-GAAP measure)	$255	0.40%	$7	0.01%	$662	0.72%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for fiscal years 2022 and 2021 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Fiscal Year 2022 vs 2021	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$550	$(13)	$563
TBA dollar roll income - implied interest benefit/expense	356	40	316
Interest rate swap periodic income/cost	(658)	1	(659)
Total change in economic interest benefit/expense	$248	$28	$220

		Due to Change in Average
Fiscal Year 2021 vs 2020	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$(599)	$(189)	$(410)
TBA dollar roll income - implied interest benefit/expense	(68)	(24)	(44)
Interest rate swap periodic income/cost	12	(1)	13
Total change in economic interest benefit/expense	$(655)	$(214)	$(441)
Our average mortgage borrowings, inclusive of TBAs, decreased 22% and 12% for fiscal years 2022 and 2021, respectively, due to a decline in our asset base. The average interest rate on our mortgage borrowings increased 141 basis points and decreased 73 basis points during fiscal years 2022 and 2021, respectively, primarily as a function of changes in short-term interest rates.
The decrease in our interest rate swap periodic cost for fiscal year 2022 was primarily due to higher receive rates on our pay-fixed swaps. The modest increase in our interest rate swap periodic cost for fiscal year 2021 was due to lower receive rates, which was partly offset by a decline in our average pay rate. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for fiscal years 2022, 2021 and 2020 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2022	2021	2020
Average Agency repo and other debt outstanding	$41,363	$49,923	$69,370
Average net TBA dollar roll position outstanding - at cost	$20,631	$29,851	$21,224
Average mortgage borrowings outstanding	$61,994	$79,774	$90,594
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$49,334	$48,634	$49,978
Ratio of average interest rate swaps to mortgage borrowings outstanding	80%	61%	55%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.25%	0.17%	0.66%
Average interest rate swap receive-floating rate	(1.46)%	(0.05)%	(0.56)%
Average interest rate swap net pay/(receive) rate	(1.21)%	0.12%	0.10%
For fiscal years 2022, 2021 and 2020, we had an average forward starting swap balance of $48 million, $149 million and $784 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for fiscal years 2022, 2021 and 2020:

	Fiscal Year
Investment and TBA Securities - Net Interest Spread	2022	2021	2020
Average asset yield, excluding "catch-up" premium amortization	3.00%	2.12%	2.50%
Average aggregate cost of funds	(0.40)%	(0.01)%	(0.72)%
Average net interest spread, excluding "catch-up" premium amortization	2.60%	2.11%	1.78%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for fiscal years 2022, 2021 and 2020 (dollars in millions):

	Fiscal Year
	2022	2021	2020
Comprehensive income (loss) available (attributable) to common stockholders	$(2,268)	$231	$260
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized (gain) loss on sale of investment securities, net	2,916	57	(1,126)
Unrealized (gain) loss on investment securities measured at fair value through net income, net	3,795	1,502	(319)
(Gain) loss on derivative instruments and other securities, net	(4,630)	(1,110)	2,463
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	973	418	(622)
Other adjustments
TBA dollar roll income, net [1]	518	656	425
Interest rate swap periodic (cost) income, net [1]	598	(60)	(48)
Other interest income, net [1]	12	—	—
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	1,914	1,694	1,036
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [2]	(238)	(96)	457
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$1,676	$1,598	$1,493

Weighted average number of common shares outstanding - basic	537.0	528.1	551.6
Weighted average number of common shares outstanding - diluted	538.1	530.0	552.7
Net spread and dollar roll income per common share - basic	$3.56	$3.21	$1.88
Net spread and dollar roll income per common share - diluted	$3.56	$3.20	$1.87
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$3.12	$3.03	$2.71
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$3.11	$3.02	$2.70
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
2.Reported in interest income in our consolidated statements of comprehensive income.
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for fiscal years 2022, 2021 and 2020 (in millions):

	Fiscal Year
Gain (Loss) on Investment Securities, Net [1]	2022	2021	2020
Gain (loss) on sale of investment securities, net	$(2,916)	$(57)	$1,126
Unrealized loss on investment securities measured at fair value through net income, net [2]	(3,795)	(1,502)	319
Unrealized loss on investment securities measured at fair value through other comprehensive income, net	(973)	(418)	622
Total loss on investment securities, net	$(7,684)	$(1,977)	$2,067
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2022, 2021 and 2020 (in millions):

	Fiscal Year
	2022	2021	2020
TBA securities, dollar roll income	$518	$656	$425
TBA securities, mark-to-market loss	(3,378)	(1,208)	1,072
Forward settling non-Agency securities, mark-to-market gain/(loss)	—	5	—
Interest rate swaps, periodic cost	598	(60)	(48)
Interest rate swaps, mark-to-market gain	3,802	1,177	(2,718)
Credit default swaps - CDX IG - buy protection	21	—	—
Payer swaptions	857	23	(156)
U.S. Treasury securities - short position	1,482	444	(905)
U.S. Treasury securities - long position	(32)	(25)	102
U.S. Treasury futures contracts - short position	811	42	(106)
Other	(49)	56	(129)
Total gain (loss) on derivative instruments and other securities, net	$4,630	$1,110	$(2,463)
For further details regarding our use of derivative instruments and related activity refer to Notes 2 and 5 of our Consolidated Financial Statements in this Form 10-K.
Estimated Taxable Income (Loss)
For fiscal years 2022, 2021 and 2020, we had estimated taxable income (loss) attributed to common stockholders of $353 million, $(488) million and $745 million, respectively, or $0.66, $(0.92) and $1.35 per diluted common share, respectively. Taxable income for fiscal year 2022 excludes $4.3 billion of capital losses. Capital losses can be carried forward for up to five years and applied against future capital gains. We did not incur an income tax liability for fiscal years 2021 and 2020. As of December 31, 2022, we had distributed all of our estimated taxable income for fiscal year 2022. Accordingly, we do not expect to incur an income tax liability on our 2022 taxable income.
Income determined under GAAP differs from income determined under U.S. federal income tax rules because of both temporary and permanent differences in income and expense recognition. The primary differences are (i) unrealized gains and losses on investment securities and derivative instruments marked-to-market in current income for GAAP purposes, but excluded from taxable income until realized, settled or amortized over the instrument's remaining term, (ii) timing differences, both temporary and potentially permanent, in the recognition of certain realized gains and losses and (iii) temporary differences related to the amortization of premiums and discounts on investments. Furthermore, our estimated taxable income is subject to potential adjustments up to the time of filing our appropriate tax returns, which occurs after the end of our fiscal year. The following is a reconciliation of our GAAP net income to our estimated taxable income (loss) for fiscal years 2022, 2021 and 2020 (dollars in millions, except per share amounts):

	Fiscal Year
	2022	2021	2020
Net income (loss)	$(1,190)	$749	$(266)
Book to tax differences:
Premium amortization, net	(249)	(300)	292
Realized gain/loss, net	(5,143)	(2,363)	1,535
Capital loss/(utilization of capital loss carryforward)	4,328	—	(394)
Unrealized loss, net	2,734	1,428	(321)
Other	(22)	(2)	(5)
Total book to tax differences	1,648	(1,237)	1,107
REIT taxable income (loss)	458	(488)	841
REIT taxable income attributed to preferred stock	105	—	96
REIT taxable income (loss) attributed to common stock	$353	$(488)	$745
Weighted average common shares outstanding - basic	537.0	528.1	551.6
Weighted average common shares outstanding - diluted	538.1	528.1	552.7
REIT taxable income (loss) per common share - basic	$0.66	$(0.92)	$1.35
REIT taxable income (loss) per common share - diluted	$0.66	$(0.92)	$1.35

Beginning capital loss carryforward	$—	$—	$394
Increase (decrease) in capital loss carryforward	4,328	—	(394)
Ending capital loss carryforward	$4,328	$—	$—
Ending capital loss carryforward per common share	$7.53	$—	$—

LIQUIDITY AND CAPITAL RESOURCES
Our business is dependent on our ability to maintain adequate levels of liquidity and capital resources to fund day-to-day operations, fulfill collateral requirements under our funding and derivative agreements, and to satisfy our dividend distribution requirement of at least 90% of our taxable income to maintain our qualification as a REIT. Our primary sources of liquidity are unencumbered cash and securities, borrowings available under repurchase agreements, TBA dollar roll financing and monthly receipts of principal and interest payments. We may also conduct asset sales, change our asset or funding mix, issue equity or undertake other capital enhancing actions to maintain adequate levels of liquidity and capital resources. There are various risks and uncertainties that can impact our liquidity, such as those described in Item 1A. Risk Factors and Item 7A. Quantitative and Qualitative Disclosures of Market Risks in this Form 10-K. In assessing our liquidity, we consider a number of factors, including our current leverage, collateral levels, access to capital markets, overall market conditions, and the sensitivity of our tangible net book value over a range of scenarios. We believe that we have sufficient liquidity and capital resources available to meet our obligations and execute our business strategy.
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.4x and 7.7x as of December 31, 2022 and 2021, respectively. The following table includes a summary of our mortgage borrowings outstanding as of December 31, 2022 and 2021 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2022		December 31, 2021
Mortgage Borrowings	Amount	%	Amount	%
Repurchase agreements [1,2]	$35,907	66%	$46,911	63%
Debt of consolidated variable interest entities, at fair value	95	—%	126	—%
Total debt	36,002	66%	47,037	63%
TBA and forward settling non-Agency securities, at cost	18,407	34%	27,622	37%
Total mortgage borrowings	$54,409	100%	$74,659	100%
________________________________
1.As of December 31, 2022 and 2021, 48% and 42%, respectively, of our repurchase agreements were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of December 31, 2022, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of December 31, 2022, approximately 31% our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 5%.
Collateral requirements under our derivative agreements are subject to our counterparties' assessment of their maximum risk of loss associated with the derivative instrument, referred to as the initial or minimum margin requirement, and may be adjusted based on changes in market volatility and other factors. We are also subject to daily variation margin requirements based on changes in the value of the derivative instrument and/or collateral pledged. Daily variation margin requirements also entitle us to receive collateral if the value of amounts owed to us under the derivative agreement exceeds the minimum margin requirement. The collateral requirements under our TBA contracts are governed by the Mortgage-Backed Securities Division ("MBSD") of the FICC. Collateral levels for interest rate derivative agreements are typically governed by the central clearing exchange and the associated futures commission merchants ("FCMs"), which may establish margin levels in excess of the clearing exchange. Collateral levels for interest rate derivative agreements not subject to central clearing are established by the counterparty financial institution.
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the fiscal year 2022, haircuts on our repo funding arrangements remained stable. As of December 31, 2022, the weighted average haircut on our repurchase agreements was approximately 3.7% of the value of our collateral, compared to 3.8% as of December 31, 2021.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of December 31, 2022, our unencumbered assets totaled approximately $4.4 billion, or 60% of tangible equity, consisting of $4.3 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $6.5 billion of unencumbered assets, or 67% of tangible equity, as of December 31, 2021, consisting of $5.8 billion of unencumbered cash and Agency RMBS and $0.7 billion of unencumbered credit assets.
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

As of December 31, 2022, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was approximately 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 7% of our tangible stockholders' equity. As of December 31, 2022, approximately 6% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of December 31, 2022, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
Asset Sales
Agency RMBS securities are among the most liquid fixed income securities, and the TBA market is the second most liquid market (after the U.S. Treasury market). Although market conditions fluctuate, the vitality of these markets enables us to sell assets under most conditions to generate liquidity through direct sales or delivery into TBA contracts, subject to "good delivery" provisions promulgated by the Securities Industry and Financial Markets Association ("SIFMA"). Under certain market conditions, however, we may be unable to realize the full carrying value of our securities. We attempt to manage this risk by maintaining at least a minimum level of securities that trade at or near TBA values that in our estimation enhances our portfolio liquidity across a wide range of market conditions. Please refer to Trends and Recent Market Impacts of this Management Discussion and Analysis for further information regarding Agency RMBS and TBA market conditions.
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. There can be no assurance that we will be able to raise additional equity capital at any particular time or on any particular terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-K for further details regarding our recent equity capital transactions, if any.
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2022, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of December 31, 2022, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Forward looking statements are based on management’s assumptions, projections and beliefs as of the date of this Annual Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
•changes in U.S. monetary policy or interest rates, including actions taken by the Federal Reserve to normalize monetary policy and to reduce the size of its U.S. Treasury and Agency RMBS bond portfolio;
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
•changes to laws, regulations, rules or policies that affect U.S. housing finance activity, the GSE's or the markets for Agency RMBS;
•legislative or regulatory changes that affect our status as a REIT, our exemption from the Investment Company Act of 1940 or the mortgage markets in which we participate; and
•other risks discussed under Item 1A. Risk Factors.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.4 years as of December 31, 2022, compared to 0.1 years as of December 31, 2021.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of December 31, 2022 and 2021 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2022 and 2021.

To the extent that these estimates or other assumptions do not hold true, which may be more likely during periods of elevated market volatility, actual results could differ materially from our projections. Moreover, if different models were employed in the analysis, materially different projections could result. Lastly, while the table below reflects the estimated impact of interest rate changes on a static portfolio, we actively manage our portfolio, and we continuously adjust the size and composition of our asset and hedge portfolio.

Interest Rate Sensitivity [1,2]
	December 31, 2022		December 31, 2021
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	+0.1%	+1.4%	-0.6%	-6.4%
-50 Basis Points	+0.1%	+1.5%	-0.2%	-2.3%
-25 Basis Points	0.1%	+1.0%	0.0%	-0.3%
+25 Basis Points	-0.1%	-1.4%	-0.1%	-1.3%
+50 Basis Points	-0.3%	-3.3%	-0.4%	-3.8%
+75 Basis Points	-0.5%	-5.4%	-0.7%	-7.4%
________________________________
1.Derived from models that are dependent on inputs and assumptions, assumes there are no changes in mortgage spreads and assumes a static portfolio. Actual results could differ materially from these estimates.
2.Includes the effect of derivatives and other securities used for hedging purposes. Interest rates are assumed to be floored at 0% in down rate scenarios.
Prepayment Risk and Extension Risk
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
As of December 31, 2022 and 2021, our investment securities (excluding TBAs) had a weighted average projected CPR of 7.4% and 10.9%, respectively, and a weighted average yield of 3.37% and 2.43%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	December 31, 2022		December 31, 2021
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	8.3%	3.33%	17.0%	2.21%
-50 Basis Points	7.9%	3.34%	14.1%	2.30%
-25 Basis Points	7.6%	3.36%	12.2%	2.37%
Actual as of Period End	7.4%	3.37%	10.9%	2.43%
+25 Basis Points	7.2%	3.38%	9.9%	2.47%
+50 Basis Points	7.0%	3.39%	9.1%	2.51%
+75 Basis Points	6.9%	3.40%	8.4%	2.54%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of December 31, 2022 and 2021 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.8 and 5.4 years as of December 31, 2022 and 2021, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	December 31, 2022		December 31, 2021
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.9%	+30.6%	+2.7%	+27.1%
-25 Basis Points	+1.5%	+15.3%	+1.4%	+13.6%
-10 Basis Points	+0.6%	+6.1%	+0.5%	+5.4%
+10 Basis Points	-0.6%	-6.1%	-0.5%	-5.4%
+25 Basis Points	-1.5%	-15.3%	-1.4%	-13.6%
+50 Basis Points	-2.9%	-30.6%	-2.7%	-27.1%
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
As of December 31, 2022, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-K for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of December 31, 2022, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was approximately 4% and less than 1%, respectively, of tangible stockholders' equity.

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

The consolidated financial statements as of December 31, 2022 and 2021 and fiscal years 2022, 2021 and 2020 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audit. For further information refer to the Ernst & Young LLP (PCAOB ID: 42) audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2022, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2022. The effectiveness of our internal control over financial reporting as of December 31, 2022 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2022, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes, and our report dated February 24, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

The Company’s management is responsible for maintaining effective internal control over financial reporting, and for its assessment of the effectiveness of internal control over financial reporting included in the accompanying Management’s Report on Internal Control over Financial Reporting. Our responsibility is to express an opinion on the Company’s internal control over financial reporting based on our audit. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

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
February 24, 2023

Report of Independent Registered Public Accounting Firm

The Board of Directors and Stockholders of AGNC Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. (the Company) as of December 31, 2022 and 2021, and the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2022, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2022 and 2021, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2022, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2022, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 24, 2023 expressed an unqualified opinion thereon.

Basis for Opinion

These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on the Company's financial statements based on our audits. We are a public accounting firm registered with the PCAOB and are required to be independent with respect to the Company in accordance with the U.S. federal securities laws and the applicable rules and regulations of the Securities and Exchange Commission and the PCAOB.

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statement. We believe that our audits provide a reasonable basis for our opinion.

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
As of December 31, 2022, the Company’s investment securities had a net unamortized premium balance of $1.5 billion, including interest and principal-only securities, and it recorded $13 million of net premium amortization for the year then ended. As explained in Note 2 to the financial statements, premiums or discounts associated with the purchase of Agency residential mortgage-backed securities (“Agency RMBS") and non-Agency mortgage-backed securities of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. The effective yield on the Company’s Agency RMBS and non-Agency mortgage-backed securities of high credit quality is highly impacted by the Company’s estimate of future prepayments. The Company estimates long-term prepayment speeds of such securities using a third-party service provider and market data. The third-party service provider estimates long-term prepayment speeds using a prepayment model that incorporates the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors.

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

                                            /s/ Ernst & Young LLP

We have served as the Company’s auditor since 2008.

Tysons, Virginia
February 24, 2023

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2022	2021
Assets:
Agency securities, at fair value (including pledged securities of $35,800 and $47,601, respectively)	$39,346	$52,396
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	144	208
Credit risk transfer securities, at fair value (including pledged securities of $703 and $510, respectively)	757	974
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $605 and $571, respectively)	682	843
U.S. Treasury securities, at fair value (including pledged securities of $353 and $471, respectively)	353	471
Cash and cash equivalents	1,018	998
Restricted cash	1,316	527
Derivative assets, at fair value	617	317
Receivable for investment securities sold (including pledged securities of $119 and $0, respectively)	120	—
Receivable under reverse repurchase agreements	6,622	10,475
Goodwill	526	526
Other assets	247	414
Total assets	$51,748	$68,149
Liabilities:
Repurchase agreements	$36,262	$47,381
Debt of consolidated variable interest entities, at fair value	95	126
Payable for investment securities purchased	302	80
Derivative liabilities, at fair value	99	86
Dividends payable	100	88
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	6,534	9,697
Other liabilities	486	400
Total liabilities	43,878	57,858
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688 and $1,538	1,634	1,489
Common stock - $0.01 par value; 1,500 shares authorized; 574.6 and 522.2 shares issued and outstanding, respectively	6	5
Additional paid-in capital	14,186	13,710
Retained deficit	(7,284)	(5,214)
Accumulated other comprehensive income (loss)	(672)	301
Total stockholders' equity	7,870	10,291
Total liabilities and stockholders' equity	$51,748	$68,149
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2022	2021	2020
Interest income:
Interest income	$1,590	$1,361	$1,519
Interest expense	625	75	674
Net interest income	965	1,286	845
Other gain (loss), net:
Gain (loss) on sale of investment securities, net	(2,916)	(57)	1,126
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(3,795)	(1,502)	319
Gain (loss) on derivative instruments and other investments, net	4,630	1,110	(2,463)
Total other loss, net:	(2,081)	(449)	(1,018)
Expenses:
Compensation and benefits	41	54	56
Other operating expense	33	34	37
Total operating expense	74	88	93
Net income (loss)	(1,190)	749	(266)
Dividends on preferred stock	105	100	96
Net income (loss) available (attributable) to common stockholders	$(1,295)	$649	$(362)

Net income (loss)	$(1,190)	$749	$(266)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(973)	(418)	622
Comprehensive income (loss)	(2,163)	331	356
Dividends on preferred stock	105	100	96
Comprehensive income (loss) available (attributable) to common stockholders	$(2,268)	$231	$260

Weighted average number of common shares outstanding - basic	537.0	528.1	551.6
Weighted average number of common shares outstanding - diluted	537.0	530.0	551.6
Net income (loss) per common share - basic	$(2.41)	$1.23	$(0.66)
Net income (loss) per common share - diluted	$(2.41)	$1.22	$(0.66)
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2019	$932	540.9	$5	$13,893	$(3,886)	$97	$11,041
Net loss	—	—	—	—	(266)	—	(266)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	622	622
Stock-based compensation, net	—	0.1	—	18	—	—	18
Issuance of preferred stock	557	—	—	—	—	—	557
Issuance of common stock	—	26.7	1	438	—	—	439
Repurchase of common stock	—	(28.2)	(1)	(377)	—	—	(378)
Preferred dividends declared	—	—	—	—	(96)	—	(96)
Common dividends declared	—	—	—	—	(858)	—	(858)
Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	749	—	749
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(418)	(418)
Stock-based compensation, net	—	0.4	—	19	—	—	19
Repurchase of common stock	—	(17.7)	—	(281)	—	—	(281)
Preferred dividends declared	—	—	—	—	(100)	—	(100)
Common dividends declared	—	—	—	—	(757)	—	(757)
Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(1,190)	—	(1,190)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(973)	(973)
Stock-based compensation, net	—	1.1	—	2	—	—	2
Issuance of preferred stock	145	—	—	—	—	—	145
Issuance of common stock	—	56.0	1	525	—	—	526
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(105)	—	(105)
Common dividends declared	—	—	—	—	(775)	—	(775)
Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2022	2021	2020
Operating activities:
Net income (loss)	$(1,190)	$749	$(266)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	13	369	1,082
Stock-based compensation, net	2	19	18
(Gain) loss on sale of investment securities, net	2,916	57	(1,126)
Unrealized (gain) loss on investment securities measured at fair value through net income, net	3,795	1,502	(319)
(Gain) loss on derivative instruments and other securities, net	(4,630)	(1,110)	2,463
(Increase) decrease in other assets	38	(29)	119
Increase (decrease) in other liabilities	69	(17)	(224)
Net cash provided by operating activities	1,013	1,540	1,747
Investing activities:
Purchases of Agency mortgage-backed securities	(26,842)	(45,345)	(56,521)
Purchases of credit risk transfer and non-Agency securities	(1,173)	(2,031)	(765)
Proceeds from sale of Agency mortgage-backed securities	25,978	34,595	77,294
Proceeds from sale of credit risk transfer and non-Agency securities	1,199	1,434	896
Principal collections on Agency mortgage-backed securities	6,525	15,042	17,373
Principal collections on credit risk transfer and non-Agency securities	209	84	131
Payments on U.S. Treasury securities	(27,494)	(22,055)	(24,497)
Proceeds from U.S. Treasury securities	25,878	19,795	25,978
Net proceeds from (payments on) reverse repurchase agreements	4,001	1,272	(1,530)
Net proceeds from (payments on) derivative instruments	2,907	1,045	(1,834)
Net cash provided by investing activities	11,188	3,836	36,525
Financing activities:
Proceeds from repurchase arrangements	2,360,328	2,189,555	3,133,008
Payments on repurchase agreements	(2,371,447)	(2,194,540)	(3,169,824)
Payments on debt of consolidated variable interest entities	(24)	(49)	(62)
Net proceeds from preferred stock issuances	145	—	557
Net proceeds from common stock issuances	526	—	439
Payments for common stock repurchases	(51)	(281)	(378)
Cash dividends paid	(869)	(860)	(970)
Net cash used in financing activities	(11,392)	(6,175)	(37,230)
Net change in cash, cash equivalents and restricted cash	809	(799)	1,042
Cash, cash equivalents and restricted cash at beginning of period	1,525	2,324	1,282
Cash, cash equivalents and restricted cash at end of period	$2,334	$1,525	$2,324

Supplemental disclosure to cash flow information:
Interest paid	$557	$89	$866
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
We estimate long-term prepayment speeds of our mortgage securities using a third-party service and market data. The third-party service provider estimates prepayment speeds using models that incorporate the forward yield curve, primary to secondary mortgage rate spreads, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors. We review the prepayment speeds estimated by the third-party service for reasonableness with consideration given to both historical prepayment speeds and current market conditions. If based on our assessment, we believe that the third-party model does not fully reflect our expectations of the current prepayment landscape we may make adjustments to the models. We review our actual and anticipated prepayment experience on at least a quarterly basis and effective yields are recalculated when differences arise between (i) our previous estimate of future prepayments and (ii) actual prepayments to date and our current estimate of future prepayments. We are required to record an adjustment in the current period to premium amortization / discount accretion for the cumulative effect of the difference in the effective yields as if the recalculated yield had been in place as of the security's acquisition date through the reporting date.
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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase agreements with our lending counterparties. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the assets at a future date. We maintain a beneficial interest in the specific securities pledged during the term of each repurchase arrangement and we receive the related principal and interest payments. Pursuant to ASC Topic 860, Transfers and Servicing, we account for repurchase agreements as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year.

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
U.S. Treasury securities and US Treasury futures contracts
We use U.S. Treasury securities and U.S. Treasury futures contracts to mitigate the potential impact of changes in interest rates on the performance of our portfolio. We enter into short-sales of U.S. Treasury securities by borrowing the securities under reverse repurchase agreements and selling them into the market. We account for these as securities borrowing transactions and recognize an obligation to return the borrowed securities at fair value on our accompanying consolidated balance sheets based on the value of the underlying U.S. Treasury security as of the reporting date. Treasury futures contracts are standardized contracts that obligate us to sell or buy U.S. Treasury securities for future delivery. Gains and losses associated with U.S. Treasury securities and U.S. Treasury futures contracts are recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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
The majority of our financial instruments are classified as Level 2 inputs. The availability of observable inputs can be affected by a wide variety of factors, including the type of instrument, whether the instrument is new and not yet established in the marketplace and other characteristics particular to the instrument. We typically obtain price estimates from multiple third-party pricing sources, such as pricing services and dealers, or, if applicable, from the registered clearing exchange. We make inquiries of third-party pricing sources to understand the significant inputs and assumptions they used to determine their prices and that they are derived from orderly transactions, particularly during periods of elevated market turbulence and reduced market liquidity. We also review third-party price estimates and perform procedures to validate their reasonableness, including an analysis of the range of estimates for each position, comparison to recent trade activity for similar securities and for consistency with market conditions observed as of the measurement date. While we do not adjust prices we obtain from pricing sources, we will exclude prices for securities from our estimation of fair value if we determine based on our validation procedures and our market knowledge and expertise that the price is significantly different from what observable market data would indicate and we cannot obtain an understanding from the third-party source as to the significant inputs used to determine the price.
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
Consolidated Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. As of December 31, 2022 and 2021, our consolidated financial statements reflect the consolidation of certain VIEs for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements, and interest rate swaps and other derivative instruments.
Goodwill
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recognized as an asset on our consolidated balance sheets. As of December 31, 2022 and 2021, we had $526 million of goodwill related to our acquisition of AGNC Management, LLC, our former manager, on July 1, 2016. Goodwill is not subject to amortization but must be tested for impairment at least annually and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to the reporting unit's fair value. If the reporting units' carrying value is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value. During each of the three fiscal years ended December 31, 2022, we did not recognize a goodwill impairment charge.
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
We measure and recognize compensation expense for all stock-based payment awards made to employees and non-employee directors based on their fair values. We value RSU and PSU awards based on the fair value of our common stock on the date of grant. Compensation expense is recognized over each award’s respective service period. For PSU awards, we estimate the probability that the performance criteria will be achieved and recognize expense only for those awards expected to vest. We reevaluate our estimates each reporting period and recognize a cumulative effect adjustment to expense if our estimates change from the prior period. We do not estimate forfeiture rates; rather, we adjust for forfeitures in the periods in which they occur.
Shares underlying RSU and PSU awards are issued when the awards vest, or later if distribution of such shares has been deferred beyond the vest date. Shares issued are net of shares withheld to cover minimum statutory tax withholding obligations. The fair value of shares withheld for tax withholdings is recorded as a reduction to additional paid-in capital.
Recent Accounting Pronouncements
We consider the applicability and impact of all ASUs issued by the FASB. There are no unadopted ASUs that are expected to have a significant impact on our consolidated financial statements when adopted or other recently adopted ASUs that had a significant impact on our consolidated financial statements upon adoption.

Note 3. Investment Securities
As of December 31, 2022 and 2021, our investment portfolio consisted of: $40.9 billion and $54.4 billion investment securities, at fair value, respectively; $18.6 billion and $27.1 billion net TBA securities, at fair value, respectively; and, as of 2021, $0.4 billion forward settling non-Agency securities, at fair value. Our net TBA position and forward settling non-Agency securities are reported at their net carrying value totaling $0.2 billion and $(44) million as of December 31, 2022 and 2021, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position and forward settling non-Agency securities represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of December 31, 2022 and 2021, our investment securities had a net unamortized premium balance of $1.5 billion and $1.8 billion, respectively.

The following tables summarize our investment securities as of December 31, 2022 and 2021, excluding TBA and forward settling securities and other mortgage credit investments (dollars in millions). Details of our TBA and forward settling securities are included in Note 5. As of December 31, 2022, we had other mortgage credit investments of $25 million, which we account for under the equity method of accounting.

	December 31, 2022		December 31, 2021
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$43,046	$39,169	$51,546	$52,289
Adjustable rate	126	122	45	47
CMO	136	129	182	188
Interest-only and principal-only strips	77	70	70	80
Total Agency RMBS	43,385	39,490	51,843	52,604
Non-Agency RMBS [1]	111	90	325	329
CMBS	605	567	505	514
CRT securities	779	757	955	974
Total investment securities	$44,880	$40,904	$53,628	$54,421

	December 31, 2022
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$4,696	$1,535	$1	$—	$—	$—	$6,232
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	275	93	—	—	—	—	368
Amortized cost	4,970	1,628	1	—	—	—	6,599
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(500)	(172)	—	—	—	—	(672)
Total available-for-sale securities, at fair value	4,470	1,456	1	—	—	—	5,927
Securities remeasured at fair value through earnings:
Par value	24,231	11,444	2	112	609	773	37,171
Unamortized discount	(61)	(37)	—	(4)	(8)	(6)	(116)
Unamortized premium	855	352	—	3	4	12	1,226
Amortized cost	25,025	11,759	2	111	605	779	38,281
Gross unrealized gains	13	8	—	—	—	8	29
Gross unrealized losses	(2,307)	(937)	—	(21)	(38)	(30)	(3,333)
Total securities remeasured at fair value through earnings	22,731	10,830	2	90	567	757	34,977
Total securities, at fair value	$27,201	$12,286	$3	$90	$567	$757	$40,904
Weighted average coupon as of December 31, 2022	3.79%	3.92%	4.66%	4.52%	6.06%	8.48%	3.94%
Weighted average yield as of December 31, 2022 [2]	3.17%	3.41%	2.58%	4.34%	6.02%	7.93%	3.37%
 ________________________________
1.Amount excludes other mortgage credit investments of $25 million as of December 31, 2022.
2.Incorporates a weighted average future constant prepayment rate assumption of 7.4% based on forward rates as of December 31, 2022.

	December 31, 2021
	Agency RMBS			Non-Agency
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$6,345	$2,111	$2	$—	$—	$—	$8,458
Unamortized discount	(3)	(1)	—	—	—	—	(4)
Unamortized premium	299	105	—	—	—	—	404
Amortized cost	6,641	2,215	2	—	—	—	8,858
Gross unrealized gains	234	67	—	—	—	—	301
Gross unrealized losses	—	—	—	—	—	—	—
Total available-for-sale securities, at fair value	6,875	2,282	2	—	—	—	9,159
Securities remeasured at fair value through earnings:
Par value	27,952	13,680	3	327	508	950	43,420
Unamortized discount	(14)	(4)	—	(6)	(6)	(7)	(37)
Unamortized premium	924	444	—	4	3	12	1,387
Amortized cost	28,862	14,120	3	325	505	955	44,770
Gross unrealized gains	517	213	—	6	11	21	768
Gross unrealized losses	(181)	(89)	—	(2)	(2)	(2)	(276)
Total securities remeasured at fair value through earnings	29,198	14,244	3	329	514	974	45,262
Total securities, at fair value	$36,073	$16,526	$5	$329	$514	$974	$54,421
Weighted average coupon as of December 31, 2021	3.09%	2.98%	4.69%	3.33%	3.60%	3.74%	3.08%
Weighted average yield as of December 31, 2021 [1]	2.38%	2.29%	2.54%	5.68%	4.28%	4.47%	2.43%
 ________________________________
1.Incorporates a weighted average future constant prepayment rate assumption of 10.9% based on forward rates as of December 31, 2021.
As of December 31, 2022 and 2021, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	December 31, 2022			December 31, 2021
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS	CMBS
AAA	$—	$9	$184	$—	$164	$10
AA	2	3	117	—	21	111
A	16	13	38	17	28	45
BBB	91	40	65	75	51	85
BB	299	13	91	126	43	126
B	72	2	58	327	7	117
Not Rated	277	10	14	429	15	20
Total	$757	$90	$567	$974	$329	$514
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $25 million as of December 31, 2022.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of December 31, 2022 and 2021, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 7.4% and 10.9%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2022 and 2021 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2022				December 31, 2021
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$512	$537	5.19%	4.66%	$1,677	$1,642	3.64%	3.69%
> 3 years and ≤ 5 years	2,643	2,824	4.57%	3.79%	11,214	10,868	3.97%	2.74%
> 5 years and ≤10 years	30,958	33,985	3.96%	3.30%	36,936	36,490	2.87%	2.32%
> 10 years	6,791	7,534	3.56%	3.43%	4,594	4,628	2.48%	2.09%
Total	$40,904	$44,880	3.94%	3.37%	$54,421	$53,628	3.08%	2.43%
 ________________________________
1.Table excludes other mortgage credit investments of $25 million as of December 31, 2022.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2022 and 2021 (in millions):

Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2022	$5,846	$(665)	$52	$(7)	$5,898	$(672)
December 31, 2021	$—	$—	$—	$—	$—	$—
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2022, 2021 and 2020 by investment classification of accounting (in millions):

	Fiscal Year 2022			Fiscal Year 2021			Fiscal Year 2020
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(786)	$(29,427)	$(30,213)	$(4,972)	$(30,903)	$(35,875)	$(2,310)	$(74,964)	$(77,274)
Proceeds from investment securities sold [1]	744	26,553	27,297	5,008	30,810	35,818	2,391	76,009	78,400
Net gain (loss) on sale of investment securities	$(42)	$(2,874)	$(2,916)	$36	$(93)	$(57)	$81	$1,045	$1,126

Gross gain on sale of investment securities	$2	$10	$12	$36	$176	$212	$81	$1,149	$1,230
Gross loss on sale of investment securities	(44)	(2,884)	(2,928)	—	(269)	(269)	—	(104)	(104)
Net gain (loss) on sale of investment securities	$(42)	$(2,874)	$(2,916)	$36	$(93)	$(57)	$81	$1,045	$1,126
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2022, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of December 31, 2022 and 2021, we had $36.3 billion and $47.4 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2022 and 2021 (dollars in millions):

	December 31, 2022			December 31, 2021
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$26,712	4.42%	12	$23,747	0.14%	13
> 1 to ≤ 3 months	7,762	4.48%	38	14,781	0.15%	61
> 3 to ≤ 6 months	1,433	1.42%	141	4,576	0.19%	154
> 6 to ≤ 9 months	—	—%	—	2,445	0.21%	264
> 9 to ≤ 12 months	—	—%	—	1,362	0.23%	307
Total Agency repo	35,907	4.31%	23	46,911	0.15%	63
U.S. Treasury repo:
≤ 1 month	355	4.37%	3	470	(0.05)%	4
Total	$36,262	4.31%	22	$47,381	0.15%	63
As of December 31, 2022 and 2021, $9.6 billion and $0.8 billion, respectively, of our Agency repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of December 31, 2022, we had $6.4 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 4 days and a weighted average interest rate of 4.38%. As of 2021, we had $9.8 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 3 days and a weighted average interest rate of 0.08%. As of December 31, 2022 and 2021, 50% and 43%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 48% and 42% of our repurchase agreement funding outstanding as of December 31, 2022 and 2021, respectively.
Reverse Repurchase Agreements
As of December 31, 2022 and 2021, we had $6.6 billion and $10.5 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $6.5 billion and $9.7 billion, respectively. As of December 31, 2022 and 2021, $1.5 billion and $3.0 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

Note 5. Derivative and Other Hedging Instruments
For the periods presented, our interest rate based hedges primarily consisted of interest rate swaps, interest rate swaptions, U.S. Treasury securities and U.S. Treasury futures contracts. We also utilized forward contracts, primarily consisting of TBA securities, for the purchase and sale of investment securities. For additional information regarding our derivative instruments and our overall risk management strategy, please refer to the discussion of derivative and other hedging instruments in Note 2.

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2022 and 2021 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2022	2021
Interest rate swaps [1]	Derivative assets, at fair value	$2	$—
Swaptions	Derivative assets, at fair value	293	290
TBA and forward settling non-Agency securities	Derivative assets, at fair value	266	27
U.S. Treasury futures - short	Derivative assets, at fair value	56	—
Total derivative assets, at fair value		$617	$317

TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(99)	(71)
U.S. Treasury futures - short	Derivative liabilities, at fair value	—	(15)
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(99)	$(86)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$353	$471
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(6,534)	(9,697)
Total U.S. Treasury securities, net at fair value		$(6,181)	$(9,226)
________________________________
1.As of December 31, 2022 and 2021, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $4.5 billion and $1.6 billion, respectively. As of December 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(2) million. We did not have credit default swaps outstanding as of December 31, 2021.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2022 and 2021 (dollars in millions):

	December 31, 2022				December 31, 2021
Pay Fixed / Receive Variable Interest Rate Swaps	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 3 years	$27,500	0.12%	4.31%	1.6	$22,500	0.10%	0.05%	2.0
> 3 to ≤ 5 years	10,550	0.22%	4.31%	3.8	16,800	0.22%	0.06%	4.0
> 5 to ≤ 7 years	5,625	0.85%	4.30%	6.1	6,050	0.29%	0.05%	6.0
> 7 to ≤ 10 years	3,650	1.60%	4.31%	8.4	4,400	0.46%	0.05%	8.5
> 10 years	500	3.54%	4.30%	10.0	1,475	0.47%	0.05%	13.2
Total	$47,825	0.37%	4.31%	3.2	$51,225	0.20%	0.05%	4.0

	December 31,
Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	2022	2021
SOFR	81%	75%
OIS	19%	25%
Total	100%	100%

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date [1]	Notional Amount	Average Fixed Pay Rate [2]	Average Term (Years)
December 31, 2022
≤ 1 year	$26	$145	6	$1,300	2.04%	9.4
> 1 year ≤ 2 years	39	148	18	1,750	2.52%	10.0
Total	$65	$293	13	$3,050	2.32%	9.8

December 31, 2021
≤ 1 year	$101	$64	6	$3,800	1.81%	8.5
> 1 year ≤ 2 years	128	147	20	5,150	1.69%	10.0
> 2 year ≤ 3 years	99	79	28	4,050	2.35%	10.0
Total	$328	$290	18	$13,000	1.93%	9.6
________________________________
1.As of December 31, 2021, ≤ 1 year notional amount includes $700 million of Bermudan swaptions where the options may be exercised on predetermined dates up to their final exercise date, which is six months prior to the underlying swaps' maturity date.
2.As of December 31, 2022, 100% of the underlying swap receive rates were tied to SOFR. As of December 31, 2021, 95% and 5% of the underlying swap receive rates were tied to SOFR and 3-Month LIBOR, respectively.

U.S. Treasury Securities [1]	December 31, 2022			December 31, 2021
Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
5 years	$356	$354	$353	$(310)	$(306)	$(293)
7 years	(545)	(545)	(473)	(1,218)	(1,218)	(1,206)
10 years	(5,732)	(5,427)	(5,008)	(7,590)	(7,593)	(7,727)
20 years	(1,095)	(1,048)	(1,053)	—	—	—
Total U.S. Treasury securities	$(7,016)	$(6,666)	$(6,181)	$(9,118)	$(9,117)	$(9,226)
________________________________
1.As of December 31, 2022 and 2021, short U.S. Treasury securities totaling $(6.5) billion and $(9.7) billion, at fair value, respectively, had a weighted average yield of 2.80% and 1.56%, respectively. As of December 31, 2022 and 2021, long U.S. Treasury securities totaling $0.4 billion and $0.5 billion, at fair value, respectively, had a weighted average yield of 3.86% and 1.18%, respectively.

U.S. Treasury Futures	December 31, 2022				December 31, 2021
Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
10 years	$(8,399)	$(9,533)	$(9,485)	$48	$(1,500)	$(1,942)	$(1,957)	$(15)
20 years	(814)	(1,028)	(1,020)	8	—	—	—	—
Total U.S. Treasury futures	$(9,213)	$(10,561)	$(10,505)	$56	$(1,500)	$(1,942)	$(1,957)	$(15)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2022				December 31, 2021
TBA Securities by Coupon [2]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≤ 2.5%	$—	$—	$—	$—	$2,039	$2,056	$2,059	$3
Total 15-Year TBA securities	—	—	—	—	2,039	2,056	2,059	3
30-Year TBA securities:
≤ 2.5%	737	626	619	(7)	20,494	20,825	20,788	(37)
3.0% - 4.0%	1,856	1,681	1,679	(2)	4,140	4,303	4,293	(10)
≥ 4.5%	16,457	16,100	16,276	176	—	—	—	—
Total 30-Year TBA securities, net	19,050	18,407	18,574	167	24,634	25,128	25,081	(47)
Total TBA securities, net	$19,050	$18,407	$18,574	$167	$26,673	$27,184	$27,140	$(44)
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
2.Table excludes forward settling non-Agency securities totaling $0.4 billion (fair value) and $0.2 million (net carrying value) as of December 31, 2021.

As of December 31, 2022, we had $215 million notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade Index, maturing in June 2027. Under the terms of our CDS, we pay fixed periodic payments equal to 1% per annum of the notional value and we are entitled to receive payments for qualified credit events. As of December 31, 2022, the CDS had a market value of $(2) million, and a carrying value of zero dollars, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2022, 2021 and 2020 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2022:
TBA securities, net	$26,673	312,307	(319,930)	$19,050	$(2,860)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	5,895	(9,295)	$47,825	4,400
Credit default swaps - CDX IG - buy protection	$—	(5,835)	5,620	$(215)	21
Payer swaptions	$13,000	1,750	(11,700)	$3,050	857
Receiver swaptions	$—	(150)	150	$—	—
U.S. Treasury securities - short position	$(9,590)	(15,548)	17,765	$(7,373)	1,482
U.S. Treasury securities - long position	$472	10,202	(10,317)	$357	(32)
U.S. Treasury futures contracts - short position	$(1,500)	(37,493)	29,780	$(9,213)	811
					$4,679

Fiscal Year 2021:
TBA securities, net	$30,364	352,658	(356,349)	$26,673	$(552)
Forward settling non-Agency securities	$—	1,800	(1,350)	$450	5
Interest rate swaps - payer	$43,225	9,000	(1,000)	$51,225	1,117
Payer swaptions	$10,400	8,050	(5,450)	$13,000	23
U.S. Treasury securities - short position	$(11,287)	(12,691)	14,388	$(9,590)	444
U.S. Treasury securities - long position	$—	7,618	(7,146)	$472	(25)
U.S. Treasury futures contracts - short position	$(1,000)	(6,000)	5,500	$(1,500)	42
					$1,054

Fiscal Year 2020:
TBA securities, net	$7,322	286,586	(263,544)	$30,364	$1,497
Interest rate swaps - payer	$79,075	101,950	(137,800)	$43,225	(2,766)
Payer swaptions	$8,850	7,000	(5,450)	$10,400	(156)
U.S. Treasury securities - short position	$(9,224)	(18,912)	16,849	$(11,287)	(905)
U.S. Treasury securities - long position	$95	7,011	(7,106)	$—	102
U.S. Treasury futures contracts - short position	$(1,000)	(4,000)	4,000	$(1,000)	(106)
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
As of December 31, 2022, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 4% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of December 31, 2022, approximately 6% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.

Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2022 and 2021 (in millions):

	December 31, 2022
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$35,765	$144	$203	$36,112
CRT - fair value	703	—	—	703
Non-Agency - fair value	605	—	—	605
U.S. Treasury securities - fair value	353	—	—	353
Accrued interest on pledged securities	127	1	—	128
Restricted cash	211	—	1,105	1,316
Total	$37,764	$145	$1,308	$39,217

	December 31, 2021
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$46,943	$208	$739	$47,890
CRT - fair value	510	—	—	510
Non-Agency - fair value	571	—	—	571
U.S. Treasury securities - fair value	1,084	—	208	1,292
Accrued interest on pledged securities	117	1	2	120
Restricted cash	15	—	512	527
Total	$49,240	$209	$1,461	$50,910
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $49 million and $81 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2022 and 2021, respectively.
3.Includes deposits under brokerage and clearing agreements.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2022 and 2021 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2022			December 31, 2021
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$27,525	$30,168	$94	$24,548	$24,075	$61
> 30 and ≤ 60 days	7,922	8,680	27	7,869	7,735	19
> 60 and ≤ 90 days	240	252	—	7,006	6,906	16
> 90 days	1,739	1,870	6	9,073	9,036	21
Total	$37,426	$40,970	$127	$48,496	$47,752	$117
________________________________
1.Includes $49 million and $81 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2022 and 2021, respectively.
2.Excludes zero and $0.6 billion of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2022 and 2021, respectively.
Assets Pledged from Counterparties
As of December 31, 2022 and 2021, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2022				December 31, 2021
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$6,572	$—	$28	$6,600	$10,420	$—	$11	$10,431
Cash	46	296	6	348	—	303	7	310
Total	$6,618	$296	$34	$6,948	$10,420	$303	$18	$10,741
________________________________
1.As of December 31, 2022 and 2021, amounts include $6.5 billion and $9.7 billion, respectively, of U.S. Treasury securities received from counterparties that were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2022 and 2021 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2022
Interest rate swap and swaption agreements, at fair value [1]	$295	$—	$295	$—	$(293)	$2
TBA and forward settling non-Agency securities, at fair value [1]	266	—	266	(99)	(167)	—
Receivable under reverse repurchase agreements	6,622	—	6,622	(4,007)	(2,610)	5
Total	$7,183	$—	$7,183	$(4,106)	$(3,070)	$7

December 31, 2021
Interest rate swap and swaption agreements, at fair value [1]	$290	$—	$290	$—	$(290)	$—
TBA securities, at fair value [1]	27	—	27	(27)	—	—
Receivable under reverse repurchase agreements	10,475	—	10,475	(6,087)	(4,381)	7
Total	$10,792	$—	$10,792	$(6,114)	$(4,671)	$7

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2022
TBA securities, at fair value [1]	$99	$—	$99	$(99)	$—	$—
Repurchase agreements	36,262	—	36,262	(4,007)	(32,255)	—
Total	$36,361	$—	$36,361	$(4,106)	$(32,255)	$—

December 31, 2021
Repurchase agreements	$47,381	$—	$47,381	$(6,087)	$(41,294)	$—
Total	$47,452	$—	$47,452	$(6,114)	$(41,338)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2022 and 2021, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	December 31, 2022			December 31, 2021
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$39,346	$—	$—	$52,396	$—
Agency securities transferred to consolidated VIEs	—	144	—	—	208	—
Credit risk transfer securities	—	757	—	—	974	—
Non-Agency securities	—	657	—	—	843	—
U.S. Treasury securities	353	—	—	471	—	—
Interest rate swaps [1]	—	2	—	—	—	—
Swaptions	—	293	—	—	290	—
TBA and forward settling securities	—	266	—	—	27	—
U.S. Treasury futures	56	—	—	—	—	—
Total	$409	$41,465	$—	$471	$54,738	$—
Liabilities:
Debt of consolidated VIEs	$—	$95	$—	$—	$126	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	6,534	—	—	9,697	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA and forward settling securities	—	99	—	—	71	—
U.S. Treasury futures	—	—	—	15	—	—
Total	$6,534	$194	$—	$9,712	$197	$—
________________________________
1.As of December 31, 2022 and 2021, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $4.5 billion and $1.6 billion, respectively, based on "Level 2" inputs. As of December 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(2) million based on "Level 2" inputs. We did not have credit default swaps outstanding as of December 31, 2021. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of December 31, 2022 and 2021, the fair value of our repurchase agreements approximated cost, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of December 31, 2022, the carrying value of other mortgage credit investments reported under the equity method of accounting was $25 million.

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

	Fiscal Year
	2022	2021	2020
Weighted average number of common shares issued and outstanding	535.4	526.5	550.6
Weighted average number of fully vested restricted stock units outstanding	1.6	1.6	1.0
Weighted average number of common shares outstanding - basic	537.0	528.1	551.6
Weighted average number of dilutive unvested restricted stock units outstanding	—	1.9	—
Weighted average number of common shares outstanding - diluted	537.0	530.0	551.6
Net income (loss) available (attributable) to common stockholders	$(1,295)	$649	$(362)
Net income (loss) per common share - basic	$(2.41)	$1.23	$(0.66)
Net income (loss) per common share - diluted	$(2.41)	$1.22	$(0.66)
For fiscal years 2022 and 2020, 1.1 million and 1.1 million, respectively, of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2022 and 2021, 13,800, 10,350, 16,100 and 23,000 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E and F Preferred Stock", respectively). As of December 31, 2022, an additional 6,900 shares were designated as 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock (referred to as "Series G Preferred Stock"). As of December 31, 2022 and 2021, 13,000, 9,400, 16,100 and 23,000 shares of Series C, D, E and F Preferred Stock, respectively, were issued and outstanding. As of December 31, 2022, an additional 6,000 shares of Series G Preferred Stock were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of December 31, 2022 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2]	First Optional Redemption Date / Conversion Date [3]	Conversion Rate
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.190%	October 15, 2022	3M LIBOR + 5.111%
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024	3M LIBOR + 4.332%
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024	3M LIBOR + 4.993%
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025	3M LIBOR + 4.697%
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027	5 YR US Treasury Rate + 4.39%
Total		67.5	$1,634	$1,688
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

2.The series C per annum dividend rate represents the dividend rate in effect as of December 31, 2022. This rate resets quarterly in accordance with the certificate of designations for such series.
3.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock sold under the sales agreements during fiscal years 2022 and 2020 (in millions, except for per share data). During fiscal year 2021 we did not issue shares under this program. As of December 31, 2022, shares of our common stock with an aggregate offering price of $0.7 billion remained authorized for issuance under this program through June 11, 2024.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2022	$9.39	56.0	$526
Fiscal Year 2020	$16.46	26.7	$439
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following table includes a summary of shares of our common stock repurchased during fiscal years 2022, 2021 and 2020 (in millions, except for per share data). As of December 31, 2022, shares of our common stock with an aggregate repurchase price of $1 billion remained authorized for repurchase through December 31, 2024.

Common Stock Repurchases	Average Price Paid Per Share [1]	Shares	Net Cost
Fiscal Year 2022	$10.78	4.7	$51
Fiscal Year 2021 [2]	$15.96	17.7	$281
Fiscal Year 2020	$13.33	28.2	$378
________________________________
1.Average price paid per share includes transaction costs.
2.Includes December 2020 share repurchases that settled in January 2021 totaling $24 million, or 1.6 million shares.

Distributions to Stockholders
The following table summarizes dividends declared during fiscal years 2022, 2021 and 2020 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share [1]
Series C Preferred Stock
Fiscal year 2022	$25	$1.886880
Fiscal year 2021	$23	$1.750000
Fiscal year 2020	$23	$1.750000
Series D Preferred Stock
Fiscal year 2022	$16	$1.718750
Fiscal year 2021	$16	$1.718750
Fiscal year 2020	$16	$1.718750
Series E Preferred Stock
Fiscal year 2022	$26	$1.625000
Fiscal year 2021	$26	$1.625000
Fiscal year 2020	$26	$1.625000
Series F Preferred Stock
Fiscal year 2022	$35	$1.531250
Fiscal year 2021	$35	$1.531250
Fiscal year 2020	$33	$1.420658
Series G Preferred Stock
Fiscal year 2022	$4	$0.651220
Common Stock
Fiscal year 2022	$775	$1.440000
Fiscal year 2021	$757	$1.440000
Fiscal year 2020	$858	$1.560000
________________________________
1.Preferred stock per share amounts are per depositary share.

The following table summarizes our tax characterization of distributions to stockholders for fiscal years 2022, 2021 and 2020. Distributions included in the table below are based on the fiscal tax year for which the distribution is attributed to for stockholders in accordance with rules promulgated under the Internal Revenue Code:

		Tax Characterization [1]
Fiscal Tax Year	Distribution Rate [1]	Ordinary Dividend Per Share	Qualified Dividends	Capital Gain Dividend Per Share	Non-Dividend Distributions	Section 199A Dividend
Series C Preferred Stock
Fiscal year 2022	$1.750000	$1.750000	$—	$—	$—	$1.750000
Fiscal year 2021	$1.750000	$0.341718	$—	$0.095782	$1.312500	$0.341718
Fiscal year 2020	$1.750000	$0.570268	$—	$1.179732	$—	$0.570268
Series D Preferred Stock
Fiscal year 2022	$1.718750	$1.718750	$—	$—	$—	$1.718750
Fiscal year 2021	$1.718750	$0.335616	$—	$0.094072	$1.289063	$0.335616
Fiscal year 2020	$1.718750	$0.560086	$—	$1.158664	$—	$0.560086
Series E Preferred Stock
Fiscal year 2022	$1.625000	$1.625000	$—	$—	$—	$1.625000
Fiscal year 2021	$1.625000	$0.317310	$—	$0.088940	$1.218750	$0.317310
Fiscal year 2020	$1.679170	$0.547188	$—	$1.131982	$—	$0.547188
Series F Preferred Stock
Fiscal year 2022	$1.531250	$1.531250	$—	$—	$—	$1.531250
Fiscal year 2021	$1.531250	$0.299004	$—	$0.083809	$1.148438	$0.299004
Fiscal year 2020	$1.037845	$0.338201	$—	$0.699644	$—	$0.338201
Common Stock
Fiscal year 2022	$1.440000	$0.669420	$—	$—	$0.770580	$0.669420
Fiscal year 2021	$1.320000	$0.095930	$—	$0.026889	$1.197181	$0.095930
Fiscal year 2020	$1.720000	$0.560492	$—	$1.159508	$—	$0.560492
________________________________
1.Preferred stock per share amounts are per depositary share.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2022, 2021 and 2020 (in millions):

	Fiscal Year
Accumulated Other Comprehensive Income (Loss)	2022	2021	2020
Beginning Balance	$301	$719	$97
OCI before reclassifications	(1,015)	(382)	703
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	42	(36)	(81)
Ending Balance	$(672)	$301	$719

Note 10. Stock-Based Compensation
During fiscal years 2022, 2021 and 2020, we granted RSU awards to employees with a grant date fair value of $8 million, $8 million and $7 million, respectively, which generally vest annually over a three-year period, and we granted RSU awards to independent directors of $1.0 million, $0.9 million and $0.8 million, respectively, which vest at the end of a one-year period from grant date. We also granted PSU awards to employees which generally vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The fair value of the PSU awards granted during fiscal years 2022, 2021 and 2020 as of the grant date was $11 million, $10 million and $10 million, respectively, assuming the target levels of performance are achieved. The actual value of the awards will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets.
Our 2016 Equity Plan, as amended, authorizes a total of 40 million shares of our common stock that may be used to satisfy awards granted under the Plan, subject to the share counting rules set forth within the Plan. As of December 31, 2022, 31.3 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee, (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date ("deferred awards"), and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2022. Unvested PSU awards assume the maximum potential payout under the terms of the award. As of December 31, 2022, 1.4 million of deferred awards, including accrued dividend equivalents, were outstanding.
During fiscal years 2022, 2021 and 2020, we recognized total compensation expense of $11.6 million, $21.4 million and $20.6 million, respectively, for stock-based awards to employees, and we recognized other operating expense of $1.0 million, $0.8 million and $0.7 million, respectively, for stock-based awards to independent directors. Compensation expense for PSU awards is based on our estimate of the probability that the performance criteria for PSU awards will be achieved and, if applicable, includes a cumulative effect adjustment for changes in our estimate from the prior year period. As of December 31, 2022, we had $12 million of unrecognized expense related to stock-based awards that we expect to recognize over a weighted average period of 1.8 years.
The following tables summarizes awards under our 2016 Equity Plan for fiscal years 2022, 2021 and 2020:

RSU Awards	RSU Awards	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2019	758,230	$15.44	$—
Granted	433,414	$18.60	$—
Accrued RSU dividend equivalents	95,809	$—	$—
Vested	(377,244)	$14.82	$11.82
Forfeitures	(1,225)	$17.87	$—
Unvested balance as of December 31, 2020	908,984	$15.57	$—
Granted	567,426	$16.10	$—
Accrued RSU dividend equivalents	84,976	$—	$—
Vested	(483,601)	$14.31	$16.64
Forfeitures	(27,758)	$15.98	$—
Unvested balance as of December 31, 2021	1,050,027	$15.15	$—
Granted	687,733	$12.85
Accrued RSU dividend equivalents	159,039	$—
Vested	(558,796)	$14.68	$12.70
Forfeitures	(4,312)	$13.43
Unvested balance as of December 31, 2022	1,333,691	$12.36	$—
________________________________
1.Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.

PSU Awards	PSUs at Target Performance Level	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value [1]
Unvested balance as of December 31, 2019	1,351,413	$14.96	$—
Granted	508,757	$19.62	$—
Accrued PSU dividend equivalents	160,442	$—	$—
Performance adjustment - base grant [3]	62,796	$17.98	$—
Performance adjustment - accrued PSU dividend equivalents [3]	26,183	$—	$—
Vested	(482,806)	$13.84	$11.81
Unvested balance as of December 31, 2020	1,626,785	$15.15	$—
Granted	630,886	$15.96	$—
Accrued PSU dividend equivalents	157,539	$—	$—
Performance adjustment - base grant [3]	206,547	$17.56	$—
Performance adjustment - accrued PSU dividend equivalents [3]	70,953	$—	$—
Vested	(466,224)	$12.86	$16.52
Forfeitures	(13,826)	$15.54	$—
Unvested balance as of December 31, 2021	2,212,660	$14.52	$—
Granted	826,971	$12.99	$—
Accrued PSU dividend equivalents	279,484	$—	$—
Vested	(938,540)	$13.02	$13.85
Unvested balance as of December 31, 2022 [2]	2,380,575	$12.87	$—
_______________________
1.Accrued PSU award dividend equivalents have a weighted average grant date fair value of $0.
2.This amount assumes target levels of performance are achieved for outstanding unvested PSU awards. The actual number of PSUs that vest will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets.
3.Performance adjustments reflect adjustments for actual performance achieved relative to target.
Note 11. Income Taxes
We did not incur an income tax liability for the years ended December 31, 2021 and 2020 and we do not expect to incur an income tax liability for the year ended December 31, 2022.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740, Income Taxes, as of December 31, 2022 or prior periods. Our tax returns for tax years 2019 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2022. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Item 9B. Other Information
None.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2023 Annual Meeting of Stockholders (the "2023 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS OF REGISTRANT", and "BOARD AND GOVERNANCE MATTERS."
Item 11. Executive Compensation
Information in response to this Item is incorporated herein by reference to the information provided in the 2023 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this Item is incorporated herein by reference to the information provided in the 2023 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this Item is incorporated herein by reference to the information provided in the 2023 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."
Item 14. Principal Accounting Fees and Services
Information in response to this Item is incorporated herein by reference to the information provided in the 2023 Proxy Statement under the heading "PROPOSAL 4: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.
Item 15.     Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report:

(1)    The following financial statements are filed herewith:

    Consolidated Balance Sheets as of December 31, 2022 and 2021
    Consolidated Statements of Comprehensive Income for fiscal years 2022, 2021 and 2020
    Consolidated Statements of Stockholders' Equity for fiscal years 2022, 2021 and 2020
    Consolidated Statements of Cash Flows for fiscal years 2022, 2021 and 2020
(2)    The following exhibits are filed herewith or incorporated herein by reference
Exhibit No.    Description
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
*4.3    Form of Certificate for Common Stock, incorporated herein by reference to Exhibit 4.3 of Form 10-Q for the quarter ended September 30, 2022 (File No. 001-34057), filed November 7, 2022.
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
4.19    Description of the Registrant’s Securities, filed herewith.
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
† 10.4    First Amendment to Second Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Peter Federico, filed herewith.
†* 10.5    Second Amended and Restated Employment Agreement, dated December 10, 2020, by and between AGNC Mortgage Management, LLC and Christopher Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed December 10, 2020.
† 10.6    First Amendment to Second Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Christopher Kuehl, filed herewith.
†* 10.7    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Bernice Bell, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 22, 2021.
†* 10.8    First Amendment to Amended and Restated Employment Agreement dated January 21, 2022 between AGNC Mortgage Management, LLC and Bernice Bell, incorporated herein by reference to Exhibit 10.1 of Form 8-K (File No. 001-34057), filed January 21, 2022.
†* 10.9    Second Amendment to Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Bernice Bell, incorporated by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed February 3, 2023.
†* 10.10    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Aaron Pas, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed January 22, 2021.
†* 10.11    First Amendment to Amended and Restated Employment Agreement dated January 21, 2022 between AGNC Mortgage Management, LLC and Aaron Pas, incorporated herein by reference to Exhibit 10.8 of Form 10-K (File No, 001-34057), filed February 23, 2022.
†* 10.12    Amended and Restated Employment Agreement, dated January 22, 2021, by and between AGNC Mortgage Management, LLC and Kenneth Pollack, incorporated herein by reference to Exhibit 10.15 of Form 10-K (File No. 001-34057), filed February 26, 2021.
†* 10.13    First Amendment to Amended and Restated Employment Agreement dated January 21, 2022 between AGNC Mortgage Management, LLC and Kenneth Pollack, incorporated herein by reference to Exhibit 10.2 of Form 8-K (File No. 001-34057), filed January 21, 2022.
†*10.14    Second Amendment to Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Kenneth Pollack, incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed February 3, 2023.
†* 10.15    Amended and Restated AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.11 of Form 10-K (File No, 001-34057), filed February 23, 2022.
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
21    Subsidiaries of the Company and jurisdiction of incorporation:
1)AGNC TRS, LLC, a Delaware limited liability company
2)Bethesda Securities, LLC, a Delaware limited liability company
3)AGNC Mortgage Management, LLC, a Delaware limited liability company
23    Consent of Ernst & Young LLP, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	February 24, 2023
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ PETER J. FEDERICO	Director, President and Chief Executive Officer (Principal Executive Officer)	February 24, 2023
Peter J. Federico

	/s/ BERNICE E. BELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 24, 2023
Bernice E. Bell

	/s/ GARY D. KAIN	Director, Executive Chair	February 24, 2023
Gary D. Kain

	*	Director	February 24, 2023
Donna J. Blank

	*	Director	February 24, 2023
Morris A. Davis

	*	Director	February 24, 2023
John D. Fisk

	*	Director	February 24, 2023
Andrew A. Johnson, Jr.

	*	Director	February 24, 2023
Prue B. Larocca

	*	Director	February 24, 2023
Paul E. Mullings

	*	Director	February 24, 2023
Frances R. Spark

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact