Form 10-Q
period 2023-03-31
AGNC Investment Corp.
filed 2023-05-08
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended March 31, 2023
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of April 30, 2023 was 595,712,000.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	March 31, 2023	December 31, 2022
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $41,852 and $35,800, respectively)	$44,925	$39,346
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	140	144
Credit risk transfer securities, at fair value (including pledged securities of $747 and $703, respectively)	769	757
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $457 and $605, respectively)	530	682
U.S. Treasury securities, at fair value (including pledged securities of $6,481 and $353, respectively)	6,642	353
Cash and cash equivalents	975	1,018
Restricted cash	1,864	1,316
Derivative assets, at fair value	229	617
Receivable for investment securities sold (including pledged securities of $339 and $119, respectively)	346	120
Receivable under reverse repurchase agreements	8,929	6,622
Goodwill	526	526
Other assets	236	247
Total assets	$66,111	$51,748
Liabilities:
Repurchase agreements	$48,384	$36,262
Debt of consolidated variable interest entities, at fair value	92	95
Payable for investment securities purchased	—	302
Derivative liabilities, at fair value	326	99
Dividends payable	101	100
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	8,869	6,534
Other liabilities	547	486
Total liabilities	58,319	43,878
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688 and $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 592.5 and 574.6 shares issued and outstanding, respectively	6	6
Additional paid-in capital	14,356	14,186
Retained deficit	(7,674)	(7,284)
Accumulated other comprehensive income (loss)	(530)	(672)
Total stockholders' equity	7,792	7,870
Total liabilities and stockholders' equity	$66,111	$51,748
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended March 31,
	2023	2022
Interest income:
Interest income	$351	$475
Interest expense	449	27
Net interest income	(98)	448
Other gain (loss), net:
Loss on sale of investment securities, net	(81)	(342)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	594	(2,532)
Gain (loss) on derivative instruments and other investments, net	(544)	1,796
Total other loss, net:	(31)	(1,078)
Expenses:
Compensation and benefits	14	13
Other operating expense	8	8
Total operating expense	22	21
Net loss	(151)	(651)
Dividends on preferred stock	30	25
Net loss attributable to common stockholders	$(181)	$(676)

Net loss	$(151)	$(651)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	142	(491)
Comprehensive loss	(9)	(1,142)
Dividends on preferred stock	30	25
Comprehensive loss attributable to common stockholders	$(39)	$(1,167)

Weighted average number of common shares outstanding - basic	579.3	524.3
Weighted average number of common shares outstanding - diluted	579.3	524.3
Net loss per common share - basic	$(0.31)	$(1.29)
Net loss per common share - diluted	$(0.31)	$(1.29)
Dividends declared per common share	$0.36	$0.36
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(651)	—	(651)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(491)	(491)
Stock-based compensation, net	—	1.1	—	(6)	—	—	(6)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(188)	—	(188)
Balance, March 31, 2022	$1,489	523.3	$5	$13,704	$(6,078)	$(190)	$8,930

Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net loss	—	—	—	—	(151)	—	(151)
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	142	142
Stock-based compensation, net	—	0.8	—	(1)	—	—	(1)
Issuance of common stock	—	17.1	—	171	—	—	171
Preferred dividends declared	—	—	—	—	(30)	—	(30)
Common dividends declared	—	—	—	—	(209)	—	(209)
Balance, March 31, 2023	$1,634	592.5	$6	$14,356	$(7,674)	$(530)	$7,792
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Three Months Ended March 31,
	2023	2022
Operating activities:
Net loss	$(151)	$(651)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	120	(78)
Stock-based compensation, net	(1)	(6)
Loss on sale of investment securities, net	81	342
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(594)	2,532
(Gain) loss on derivative instruments and other securities, net	544	(1,796)
(Increase) decrease in other assets	(42)	20
Increase in other liabilities	69	8
Net cash provided by operating activities	26	371
Investing activities:
Purchases of Agency mortgage-backed securities	(7,829)	(6,519)
Purchases of credit risk transfer and non-Agency securities	(45)	(280)
Proceeds from sale of Agency mortgage-backed securities	1,400	4,689
Proceeds from sale of credit risk transfer and non-Agency securities	166	279
Principal collections on Agency mortgage-backed securities	855	2,273
Principal collections on credit risk transfer and non-Agency securities	25	66
Payments on U.S. Treasury securities	(8,243)	(5,108)
Proceeds from U.S. Treasury securities	4,329	6,066
Net payments on reverse repurchase agreements	(2,201)	(169)
Net proceeds from (payments on) derivative instruments	(28)	1,784
Net cash (used in) provided by investing activities	(11,571)	3,081
Financing activities:
Proceeds from repurchase arrangements	705,124	561,514
Payments on repurchase agreements	(693,002)	(564,180)
Payments on debt of consolidated variable interest entities	(5)	(7)
Net proceeds from common stock issuances	171	—
Cash dividends paid	(238)	(213)
Net cash provided by (used in) financing activities	12,050	(2,886)
Net change in cash, cash equivalents and restricted cash	505	566
Cash, cash equivalents and restricted cash at beginning of period	2,334	1,525
Cash, cash equivalents and restricted cash at end of period	$2,839	$2,091
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

Note 2. Summary of Significant Accounting Policies
Basis of Presentation
Our accompanying consolidated financial statements and related notes have been prepared in accordance with U.S. generally accepted accounting principles ("GAAP") for interim financial information and pursuant to the requirements for reporting on Form 10-Q and Article 10 of Regulation S-X. The accompanying consolidated financial statements and related notes are unaudited and include the accounts of all our wholly-owned subsidiaries and variable interest entities for which we are the primary beneficiary. Significant intercompany accounts and transactions have been eliminated. The accompanying consolidated financial statements and related notes should be read in conjunction with the audited consolidated financial statements included in our most recent Annual Report on Form 10-K for the fiscal year ended December 31, 2022.
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
Repurchase Agreements
We finance the acquisition of securities for our investment portfolio primarily through repurchase agreements with our lending counterparties. Repurchase arrangements involve the sale and a simultaneous agreement to repurchase the securities at a future date. We maintain a beneficial interest in the specific securities pledged during the term of each repurchase arrangement and we receive the related principal and interest payments. Pursuant to ASC Topic 860, Transfers and Servicing, we account for repurchase agreements as collateralized financing transactions, which are carried at their contractual amounts (cost), plus accrued interest. Our repurchase agreements typically have maturities of less than one year.
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

Note 3. Investment Securities
As of March 31, 2023 and December 31, 2022, our investment portfolio consisted of $46.4 billion and $40.9 billion investment securities, at fair value, respectively, and $10.4 billion and $18.6 billion net TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value totaling $10 million and $167 million as of March 31, 2023 and December 31, 2022, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of March 31, 2023 and December 31, 2022, our investment securities had a net unamortized premium balance of $1.5 billion and $1.5 billion, respectively.

The following tables summarize our investment securities as of March 31, 2023 and December 31, 2022, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5. As of March 31, 2023 and December 31, 2022, we had other mortgage credit investments of $25 million, which we account for under the equity method of accounting.

	March 31, 2023		December 31, 2022
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$47,924	$44,754	$43,046	$39,169
Adjustable rate	122	119	126	122
CMO	129	123	136	129
Interest-only and principal-only strips	74	69	77	70
Total Agency RMBS	48,249	45,065	43,385	39,490
Non-Agency RMBS [1]	67	53	111	90
CMBS	484	452	605	567
CRT securities	775	769	779	757
Total investment securities	$49,575	$46,339	$44,880	$40,904

	March 31, 2023
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$4,494	$1,367	$1	$—	$—	$—	$5,862
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	246	79	—	—	—	—	325
Amortized cost	4,739	1,446	1	—	—	—	6,186
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(400)	(130)	—	—	—	—	(530)
Total available-for-sale securities, at fair value	4,339	1,316	1	—	—	—	5,656
Securities remeasured at fair value through earnings:
Par value	26,543	14,387	2	69	490	770	42,261
Unamortized discount	(57)	(36)	—	(4)	(8)	(6)	(111)
Unamortized premium	841	383	—	2	2	11	1,239
Amortized cost	27,327	14,734	2	67	484	775	43,389
Gross unrealized gains	30	26	—	—	1	12	69
Gross unrealized losses	(1,924)	(786)	—	(14)	(33)	(18)	(2,775)
Total securities remeasured at fair value through earnings	25,433	13,974	2	53	452	769	40,683
Total securities, at fair value	$29,772	$15,290	$3	$53	$452	$769	$46,339
Weighted average coupon as of March 31, 2023	3.96%	4.21%	4.65%	4.74%	6.44%	9.13%	4.15%
Weighted average yield as of March 31, 2023 [2]	3.33%	3.70%	2.63%	4.59%	5.84%	7.91%	3.55%
 ________________________________
1.Amount excludes other mortgage credit investments of $25 million as of March 31, 2023.
2.Incorporates a weighted average future constant prepayment rate assumption of 10.0% based on forward rates as of March 31, 2023.

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
 ________________________________
1.Amount excludes other mortgage credit investments of $25 million as of December 31, 2022.
2.Incorporates a weighted average future constant prepayment rate assumption of 7.4% based on forward rates as of December 31, 2022.
As of March 31, 2023 and December 31, 2022, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	March 31, 2023			December 31, 2022
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$—	$140	$—	$9	$184
AA	1	3	71	2	3	117
A	16	3	33	16	13	38
BBB	85	22	71	91	40	65
BB	334	13	69	299	13	91
B	58	2	53	72	2	58
Not Rated	275	10	15	277	10	14
Total	$769	$53	$452	$757	$90	$567
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $25 million as of March 31, 2023 and December 31, 2022.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of March 31, 2023 and December 31, 2022, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 10.0% and 7.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of March 31, 2023 and December 31, 2022 according to their estimated weighted average life classification (dollars in millions):

	March 31, 2023				December 31, 2022
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$996	$1,017	5.76%	4.85%	$512	$537	5.19%	4.66%
> 3 years and ≤ 5 years	4,612	4,736	5.26%	4.38%	2,643	2,824	4.57%	3.79%
> 5 years and ≤10 years	37,083	39,866	4.00%	3.40%	30,958	33,985	3.96%	3.30%
> 10 years	3,648	3,956	3.87%	3.69%	6,791	7,534	3.56%	3.43%
Total	$46,339	$49,575	4.15%	3.55%	$40,904	$44,880	3.94%	3.37%
 ________________________________
1.Table excludes other mortgage credit investments of $25 million as of March 31, 2023 and December 31, 2022.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of March 31, 2023 and December 31, 2022 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
March 31, 2023	$765	$(43)	$4,862	$(487)	$5,627	$(530)
December 31, 2022	$5,846	$(665)	$52	$(7)	$5,898	$(672)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three months ended March 31, 2023 and 2022 by investment classification of accounting (in millions):

	Three Months Ended March 31,
	2023			2022
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(202)	$(1,672)	$(1,874)	$(315)	$(7,312)	$(7,627)
Proceeds from investment securities sold [1]	178	1,615	1,793	315	6,970	7,285
Net gain (loss) on sale of investment securities	$(24)	$(57)	$(81)	$—	$(342)	$(342)

Gross gain on sale of investment securities	$—	$1	$1	$2	$4	$6
Gross loss on sale of investment securities	(24)	(58)	(82)	(2)	(346)	(348)
Net gain (loss) on sale of investment securities	$(24)	$(57)	$(81)	$—	$(342)	$(342)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of March 31, 2023, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of March 31, 2023 and December 31, 2022, we had $48.4 billion and $36.3 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. Our repurchase agreements with original maturities greater than one year may have floating interest rates based on an index plus or minus a fixed spread. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023			December 31, 2022
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$34,391	4.87%	10	$26,712	4.42%	12
> 1 to ≤ 3 months	7,338	4.53%	45	7,762	4.48%	38
> 3 to ≤ 6 months	—	—%	—	1,433	1.42%	141
> 9 to ≤ 12 months	201	5.32%	325	—	—%	—
Total Agency repo	41,930	4.81%	18	35,907	4.31%	23
U.S. Treasury repo:
≤ 1 month	6,454	4.87%	3	355	4.37%	3
Total	$48,384	4.82%	16	$36,262	4.31%	22
As of March 31, 2023 and December 31, 2022, $12.1 billion and $9.6 billion, respectively, of our Agency repurchase agreements and all of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of March 31, 2023, we had $7.5 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 3 days and a weighted average interest rate of 4.94%. As of December 31, 2022, we had $6.4 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 4.38%. As of March 31, 2023 and December 31, 2022, 42% and 49%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 38% and 48% of our repurchase agreement funding outstanding as of March 31, 2023 and December 31, 2022, respectively.
Reverse Repurchase Agreements
As of March 31, 2023 and December 31, 2022, we had $8.9 billion and $6.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $8.9 billion and $6.5 billion, respectively. As of March 31, 2023 and December 31, 2022, $2.3 billion and $1.5 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of March 31, 2023 and December 31, 2022 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	March 31, 2023	December 31, 2022
Interest rate swaps [1]	Derivative assets, at fair value	$—	$2
Swaptions	Derivative assets, at fair value	104	293
TBA and forward settling non-Agency securities	Derivative assets, at fair value	125	266
U.S. Treasury futures - short	Derivative assets, at fair value	—	56
Total derivative assets, at fair value		$229	$617

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(115)	(99)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(209)	—
SOFR futures contracts - long	Derivative liabilities, at fair value	(2)	—
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(326)	$(99)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$6,642	$353
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(8,869)	(6,534)
Total U.S. Treasury securities, net at fair value		$(2,227)	$(6,181)
________________________________
1.As of March 31, 2023 and December 31, 2022, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $3.7 billion and $4.5 billion, respectively. As of March 31, 2023 and December 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(5) million and $(2) million, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of March 31, 2023 and December 31, 2022 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	March 31, 2023				December 31, 2022
Yeats to Maturity	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 1 years	$10,500	0.14%	4.87%	0.7	$5,250	0.03%	4.30%	0.7
> 1 to ≤ 3 years	17,750	0.11%	4.86%	1.9	22,250	0.14%	4.31%	1.9
> 3 to ≤ 5 years	9,800	0.21%	4.86%	3.6	10,550	0.22%	4.31%	3.8
> 5 to ≤ 7 years	4,975	0.46%	4.86%	6.0	5,625	0.85%	4.30%	6.1
> 7 to ≤ 10 years	5,550	2.52%	4.87%	9.1	3,650	1.60%	4.31%	8.4
> 10 years	350	3.33%	4.87%	14.9	500	3.54%	4.30%	10.0
Total	$48,925	0.47%	4.86%	3.3	$47,825	0.37%	4.31%	3.2

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	March 31, 2023	December 31, 2022
SOFR	82%	81%
OIS	18%	19%
Total	100%	100%

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
March 31, 2023
≤ 1 year	$26	$67	10	$1,100	2.57%	10.0
> 1 year ≤ 2 years	10	37	17	500	2.32%	10.0
Total	$36	$104	12	$1,600	2.49%	10.0

December 31, 2022
≤ 1 year	$26	$145	6	$1,300	2.04%	9.4
> 1 year ≤ 2 years	39	148	18	1,750	2.52%	10.0
Total	$65	$293	13	$3,050	2.32%	9.8
________________________________
1.Receive index references SOFR.

U.S. Treasury Securities [1]	March 31, 2023			December 31, 2022
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$5,477	$5,509	$5,553	$356	$354	$353
> 5 year ≤ 7 years	(1,279)	(1,298)	(1,093)	(745)	(747)	(658)
> 7 year ≤ 10 years	(5,929)	(5,717)	(5,568)	(5,532)	(5,225)	(4,823)
> 10 years	(1,095)	(1,109)	(1,119)	(1,095)	(1,048)	(1,053)
Total U.S. Treasury securities	$(2,826)	$(2,615)	$(2,227)	$(7,016)	$(6,666)	$(6,181)
________________________________
1.As of March 31, 2023 and December 31, 2022, short U.S. Treasury securities totaling $(8.9) billion and $(6.5) billion, at fair value, respectively, had a weighted average yield of 2.95% and 2.80%, respectively. As of March 31, 2023 and December 31, 2022, long U.S. Treasury securities totaling $6.6 billion and $0.4 billion, at fair value, respectively, had a weighted average yield of 3.78% and 3.86%, respectively.

U.S. Treasury Futures	March 31, 2023				December 31, 2022
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$(4,554)	$(5,088)	$(5,234)	$(146)	$(7,498)	$(8,463)	$(8,420)	$43
> 7 year ≤ 10 years	(655)	(768)	(793)	(25)	(901)	(1,070)	(1,065)	5
> 10 years	(691)	(869)	(907)	(38)	(814)	(1,028)	(1,020)	8
Total U.S. Treasury futures	$(5,900)	$(6,725)	$(6,934)	$(209)	$(9,213)	$(10,561)	$(10,505)	$56
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	March 31, 2023				December 31, 2022
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
30-Year TBA securities:
≤ 2.5%	(163)	(143)	(136)	7	737	626	619	(7)
3.0% - 4.0%	567	524	538	14	1,856	1,681	1,679	(2)
≥ 4.5%	9,992	10,004	9,993	(11)	16,457	16,100	16,276	176
Total 30-Year TBA securities, net	10,396	10,385	10,395	10	19,050	18,407	18,574	167
Total TBA securities, net	$10,396	$10,385	$10,395	$10	$19,050	$18,407	$18,574	$167
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

As of March 31, 2023 and December 31, 2022, we had $425 million and $215 million, respectively, notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade Index, maturing in June 2028 and June 2027, respectively. Under the terms of our CDS, we pay fixed periodic payments equal to 1% per annum of the notional value and we are entitled to receive payments for qualified credit events. As of March 31, 2023 and December 31, 2022, the CDS had a market value of $(5) million and $(2) million, respectively, and a net carrying value of zero dollars, respectively, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.
As of March 31, 2023, we had $539 million notional value of 3-month SOFR futures contracts (long position) with maturities between September 2023 and March 2025, a market value of $515 million and net carrying value of $(2) million.

Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three months ended March 31, 2023 and 2022 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended March 31, 2023:
TBA securities, net	$19,050	60,147	(68,801)	$10,396	$112
Interest rate swaps - payer	$47,825	3,000	(1,900)	$48,925	(232)
Credit default swaps - CDX IG - buy protection	$(215)	(710)	500	$(425)	(3)
Payer swaptions	$3,050	—	(1,450)	$1,600	(66)
U.S. Treasury securities - short position	$(7,373)	(2,949)	936	$(9,386)	(157)
U.S. Treasury securities - long position	$357	7,446	(1,243)	$6,560	75
U.S. Treasury futures contracts - short position	$(9,213)	(7,215)	10,528	$(5,900)	(235)
SOFR futures contracts - long position	$—	539	—	$539	(3)
					$(509)

Three months ended March 31, 2022:
TBA securities, net	$26,673	78,634	(85,700)	$19,607	$(1,234)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	2,400	(2,500)	$51,125	1,957
Credit default swaps - CDX IG - buy protection	$—	(5,470)	2,860	$(2,610)	—
Payer swaptions	$13,000	1,500	(4,250)	$10,250	363
U.S. Treasury securities - short position	$(9,590)	(4,133)	2,861	$(10,862)	605
U.S. Treasury securities - long position	$472	2,251	(2,020)	$703	(54)
U.S. Treasury futures contracts - short position	$(1,500)	(6,870)	2,985	$(5,385)	196
					$1,833

________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
As of March 31, 2023, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 4% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of March 31, 2023, less than 8% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of March 31, 2023 and December 31, 2022 (in millions):

	March 31, 2023
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$42,187	$140	$51	$42,378
CRT - fair value	747	—	—	747
Non-Agency - fair value	468	—	—	468
U.S. Treasury securities - fair value	6,481	—	—	6,481
Accrued interest on pledged securities	172	—	—	172
Restricted cash	260	—	1,604	1,864
Total	$50,315	$140	$1,655	$52,110

	December 31, 2022
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$35,765	$144	$203	$36,112
CRT - fair value	703	—	—	703
Non-Agency - fair value	605	—	—	605
U.S. Treasury securities - fair value	353	—	—	353
Accrued interest on pledged securities	127	1	—	128
Restricted cash	211	—	1,105	1,316
Total	$37,764	$145	$1,308	$39,217
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $48 million and $49 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2023 and December 31, 2022, respectively.
3.Includes deposits under brokerage and clearing agreements.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of March 31, 2023 and December 31, 2022 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	March 31, 2023			December 31, 2022
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$41,669	$44,064	$143	$27,525	$30,168	$94
> 30 and ≤ 60 days	6,490	6,943	22	7,922	8,680	27
> 60 and ≤ 90 days	1,504	1,559	5	240	252	—
> 90 days	209	235	1	1,739	1,870	6
Total	$49,872	$52,801	$171	$37,426	$40,970	$127
________________________________
1.Includes $48 million and $49 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of March 31, 2023 and December 31, 2022, respectively.
2.Excludes $11 million of repledged mortgage-backed securities received as collateral from counterparties as of March 31, 2023.
Assets Pledged from Counterparties
As of March 31, 2023 and December 31, 2022, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	March 31, 2023				December 31, 2022
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$8,923	$—	$34	$8,957	$6,572	$—	$28	$6,600
Cash	—	109	33	142	46	296	6	348
Total	$8,923	$109	$67	$9,099	$6,618	$296	$34	$6,948
________________________________
1.As of March 31, 2023 and December 31, 2022, amounts include $8.9 billion and $6.5 billion, respectively, of U.S. Treasury securities received from counterparties that were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of March 31, 2023 and December 31, 2022 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
March 31, 2023
Interest rate swap and swaption agreements, at fair value [1]	$104	$—	$104	$—	$(104)	$—
TBA and forward settling non-Agency securities, at fair value [1]	125	—	125	(115)	—	10
Receivable under reverse repurchase agreements	8,929	—	8,929	(8,760)	(169)	—
Total	$9,158	$—	$9,158	$(8,875)	$(273)	$10

December 31, 2022
Interest rate swap and swaption agreements, at fair value [1]	$295	$—	$295	$—	$(293)	$2
TBA securities, at fair value [1]	266	—	266	(99)	(167)	—
Receivable under reverse repurchase agreements	6,622	—	6,622	(4,007)	(2,610)	5
Total	$7,183	$—	$7,183	$(4,106)	$(3,070)	$7

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
March 31, 2023
TBA securities, at fair value [1]	$115	$—	$115	$(115)	$—	$—
Repurchase agreements	48,384	—	48,384	(8,760)	(39,624)	—
Total	$48,499	$—	$48,499	$(8,875)	$(39,624)	$—

December 31, 2022
TBA securities, at fair value [1]	$99	$—	$99	$(99)	$—	$—
Repurchase agreements	36,262	—	36,262	(4,007)	(32,255)	—
Total	$36,361	$—	$36,361	$(4,106)	$(32,255)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of March 31, 2023 and December 31, 2022, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	March 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$44,925	$—	$—	$39,346	$—
Agency securities transferred to consolidated VIEs	—	140	—	—	144	—
Credit risk transfer securities	—	769	—	—	757	—
Non-Agency securities	—	505	—	—	657	—
U.S. Treasury securities	6,642	—	—	353	—	—
Interest rate swaps [1]	—	—	—	—	2	—
Swaptions	—	104	—	—	293	—
TBA securities	—	125	—	—	266	—
U.S. Treasury futures	—	—	—	56	—	—
Total	$6,642	$46,568	$—	$409	$41,465	$—
Liabilities:
Debt of consolidated VIEs	$—	$92	$—	$—	$95	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	8,869	—	—	6,534	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	115	—	—	99	—
U.S. Treasury futures	209	—	—	—	—	—
SOFR Futures	2	—	—	—	—	—
Total	$9,080	$207	$—	$6,534	$194	$—
________________________________
1.As of March 31, 2023 and December 31, 2022, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $3.7 billion and $4.5 billion, respectively, based on "Level 2" inputs. As of March 31, 2023 and December 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(5) million and $(2) million, respectively, based on "Level 2" inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of March 31, 2023 and December 31, 2022, the fair value of our repurchase agreements approximated cost, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of March 31, 2023 and December 31, 2022, the carrying value of other mortgage credit investments reported under the equity method of accounting was $25 million.

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

	Three Months Ended March 31,
	2023	2022
Weighted average number of common shares issued and outstanding	577.6	522.6
Weighted average number of fully vested restricted stock units outstanding	1.7	1.7
Weighted average number of common shares outstanding - basic	579.3	524.3
Weighted average number of dilutive unvested restricted stock units outstanding	—	—
Weighted average number of common shares outstanding - diluted	579.3	524.3
Net income (loss) available (attributable) to common stockholders	$(181)	$(676)
Net income (loss) per common share - basic	$(0.31)	$(1.29)
Net income (loss) per common share - diluted	$(0.31)	$(1.29)
For the three months ended March 31, 2023 and 2022, 1.2 million and 1.4 million, respectively, of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of March 31, 2023 and December 31, 2022, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of March 31, 2023 and December 31, 2022, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of March 31, 2023 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2]	First Optional Redemption Date / Conversion Date [3]	Conversion Rate [4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	9.941%	October 15, 2022	3M LIBOR + 5.111%
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024	3M LIBOR + 4.332%
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024	3M LIBOR + 4.993%
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025	3M LIBOR + 4.697%
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027	5 YR US Treasury Rate + 4.39%
Total		67.5	$1,634	$1,688
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
2.The Series C per annum dividend rate represents the dividend rate in effect as of March 31, 2023. This rate resets quarterly in accordance with the certificate of designations for such series.

3.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
4.Commencing on July 15, 2023, the Series C will accrue at a floating rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus a spread of 5.111%, per annum. At the conclusion of the Series D, E, and F fixed rate period ("conversion date") the preferred stock dividend will accrue at a floating rate equal to a LIBOR replacement benchmark rate plus any benchmark spread adjustment determined in accordance with the Adjustable Interest Rate (LIBOR) Act, plus a spread of 4.332%, 4.993% and 4.697%, respectively, per annum.
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three months ended March 31, 2023, we sold 17.1 million shares of our common stock under the sales agreements for proceeds of $171 million, or $9.95 per common share, net of offering costs. As of March 31, 2023, shares of our common stock with an aggregate offering price of $0.5 billion remained authorized for issuance under this program through June 11, 2024.
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of March 31, 2023, shares of our common stock with an aggregate repurchase price of $1 billion remained authorized for repurchase through December 31, 2024.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
Accumulated Other Comprehensive Income (Loss)	2023	2022
Beginning Balance	$(672)	$301
OCI before reclassifications	118	(491)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	24	—
Ending Balance	$(530)	$(190)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended March 31, 2023. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Agency RMBS performed well during the first half of the first quarter of 2023, posting one of the asset class’s strongest monthly returns on record in January. These favorable conditions, however, gave way to a more challenging investment environment in the second half of the quarter as stronger than expected economic data, followed by regional bank instability, led to elevated interest rate volatility and an increasingly uncertain macroeconomic outlook.
At its February meeting, the Federal Reserve raised the federal funds rate by 25 basis points. In addition, Chairman Powell indicated that more hikes were likely and that short-term rates would likely remain higher for longer to combat persistently high inflation. By early March, the terminal federal funds rate implied by the futures market approached 6%, implying that another 100 basis points of tightening was expected, and the spread between the two-year and 10-year Treasury yield reached negative 108 basis points. The sharply inverted yield curve and more aggressive monetary policy outlook raised serious concerns about bank earnings and unrealized losses on asset portfolios that ultimately led to the abrupt failure of Silicon Valley Bank and a dramatic repricing of monetary policy expectations. The turbulence in the banking sector also sparked concerns about a potential supply overhang of Agency RMBS from the liquidation of banks’ bond portfolios that would have to be absorbed by the private market.
Against this backdrop, interest rate volatility increased to crisis levels, with Treasury market volatility reaching a 15-year high during the quarter. Short-term interest rates experienced the greatest volatility, with the two-year Treasury yield dropping 61 basis points in a single day, exceeding the worst decline experienced during the Great Financial Crisis. Longer-term Treasury rates were also volatile, with the 10-year Treasury yield increasing 60 basis points in February and falling by a similar amount in March.

The spike in volatility and the possibility of sales of banks’ bond holdings, which became a reality after the Federal Deposit Insurance Corporation's seizure of Silicon Valley Bank and Signature Bank’s assets, weighed on Agency RMBS performance. This underperformance relative to interest rate hedges late in the quarter was the primary driver of AGNC’s economic loss on tangible common equity of -0.7% for the quarter, comprised of a decline in tangible net book value per common share of $(0.43), or -4.4%, and $0.36 of dividends declared per common share for the quarter.
In light of a more uncertain supply and demand outlook for Agency RMBS and continued interest rate volatility, we maintained our relatively conservative positioning during the first quarter. With the Fed tightening cycle likely nearing an end, we reduced our interest rate hedge position from 124% of our mortgage funding liabilities, as of December 31, 2022, to 114%, as of March 31, 2023, and shifted a larger portion of our hedges further out the yield curve. We reduced our mortgage holdings by $2.7 billion during the quarter and maintained our “at risk” leverage ratio towards the lower end of our longer-term historical average at 7.2x tangible stockholders’ equity as of March 31, 2023. Despite the intra-quarter rate volatility, our liquidity position remained strong throughout the quarter. As of March 31, 2023, our unencumbered assets totaled $4.2 billion, or 58% of our tangible stockholders' equity, which consisted of $4.1 billion of cash and unencumbered Agency RMBS and $70 million of unencumbered CRT and non-Agency securities.
During the quarter, we continued to shift our portfolio higher in coupon, increasing the weighted average coupon on our fixed rate Agency RMBS and TBA securities to 4.24%, compared to 4.13% as of December 31, 2022, and reducing our exposure to the lowest Agency RMBS coupons, which represent the bulk of banks’ Agency RMBS holdings. The average projected life CPR on our portfolio increased to 10.0% as of March 31, 2023, from 7.4% as of the prior quarter-end, consistent with our higher average coupon and moderately lower forward mortgage rate expectations. Actual CPRs for the first quarter averaged less than 5.5%.
Net spread and dollar roll income, excluding “catch-up” premium amortization, (a non-GAAP measure) declined during the first quarter to $0.70 per diluted common share, compared to $0.74 per diluted common share for fourth quarter 2022 and $0.72 per diluted common share for the first quarter 2022. The decline was largely due to higher funding costs and the addition of longer dated pay fixed interest rate swap hedges, which more than offset higher asset yields.
Despite the volatility that we experienced in March, our longer-run outlook for Agency RMBS continues to be very positive. A key element of this optimism is our belief that Agency RMBS spreads to Treasury and swap rates will remain meaningfully wider than historical averages, providing a durable opportunity to generate highly attractive returns while maintaining a conservative risk position. For much of the last 15 years, we have competed for investment assets with the world's largest and most price insensitive buyer of Agency MBS, the Federal Reserve. With the Fed gradually repositioning its balance sheet and banks also now expected to reduce their bond portfolios, Agency RMBS valuations are historically attractive and appear poised to remain that way for some time. As a result, we believe AGNC is well-positioned for this favorable investment environment, which, over the long term, will benefit both our earnings profile and franchise value.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Mar. 31, 2022	June 30, 2022	Sept. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Mar. 31, 2023 vs Dec. 31, 2022
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	0.50%	1.75%	3.25%	4.50%	5.00%	+50	bps
SOFR:
SOFR Rate	0.29%	1.50%	2.98%	4.30%	4.87%	+57	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	2.28%	2.99%	4.25%	4.45%	4.06%	-39	bps
5-Year Swap	2.25%	2.79%	3.85%	3.75%	3.34%	-41	bps
10-Year Swap	2.13%	2.81%	3.59%	3.56%	3.17%	-39	bps
30-Year Swap	1.97%	2.66%	3.07%	3.21%	2.93%	-28	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	2.34%	2.96%	4.28%	4.43%	4.03%	-40	bps
5-Year U.S. Treasury	2.46%	3.04%	4.09%	4.01%	3.58%	-43	bps
10-Year U.S. Treasury	2.34%	3.02%	3.83%	3.88%	3.47%	-41	bps
30-Year U.S. Treasury	2.45%	3.19%	3.78%	3.97%	3.65%	-32	bps
30-Year Fixed Rate Agency Price:
2.0%	$92.84	$86.96	$80.91	$81.69	$82.59	+$0.90
2.5%	$95.45	$90.09	$83.94	$84.96	$86.16	+$1.20
3.0%	$97.86	$93.27	$86.97	$88.02	$89.63	+$1.61
3.5%	$100.21	$96.29	$89.95	$91.10	$92.82	+$1.72
4.0%	$102.10	$98.74	$92.73	$94.03	$95.59	+$1.56
4.5%	$103.73	$100.51	$95.21	$96.59	$97.92	+$1.33
5.0%	$105.13	$102.17	$97.39	$98.80	$99.69	+$0.89
5.5%	$105.72	$103.87	$99.46	$100.47	$101.00	+$0.53
6.0%	$106.56	$104.63	$101.61	$101.69	$102.08	+$0.39
15-Year Fixed Rate Agency Price:
1.5%	$94.81	$91.16	$85.61	$86.84	$87.95	+$1.11
2.0%	$97.11	$93.52	$88.06	$89.28	$90.36	+$1.08
2.5%	$98.83	$95.70	$90.50	$91.80	$92.83	+$1.03
3.0%	$100.70	$97.82	$92.89	$93.85	$94.83	+$0.98
3.5%	$101.97	$99.52	$94.49	$95.93	$96.68	+$0.75
4.0%	$102.50	$100.95	$96.43	$97.75	$98.41	+$0.66
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Mar. 31, 2022	June 30, 2022	Sept. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	Mar. 31, 2023 vs Dec. 31, 2022
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	103	134	159	138	147	+9
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	115	136	185	151	158	+7
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	109	136	171	145	152	+7
30-Year Agency Current Coupon Yield	3.49%	4.38%	5.68%	5.39%	5.05%	-34	bps
30-Year Mortgage Rate	4.79%	5.79%	6.72%	6.52%	6.40%	-12	bps
Credit Spread (in bps): [2]
CRT M2	385	544	633	514	423	-91
CMBS AAA	101	131	145	127	172	+45
CDX IG	67	101	108	82	76	-6
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of March 31, 2023 and December 31, 2022, our investment portfolio totaled $56.7 billion and $59.5 billion, respectively, consisting of: $46.4 billion and $40.9 billion investment securities, at fair value, respectively; $10.4 billion and $18.6 billion net TBA securities, at fair value, respectively. The following table is a summary of our investment securities as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023				December 31, 2022
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$1,583	$1,484	3.22%	3%	$1,718	$1,597	3.25%	3%
15-year TBA securities, net [1]	—	—	—%	—%	—	—	—%	—%
Total ≤ 15-year	1,583	1,484	3.22%	3%	1,718	1,597	3.25%	3%
20-year RMBS	1,562	1,348	2.51%	2%	1,601	1,365	2.51%	2%
30-year:
30-year RMBS	44,779	41,922	4.11%	74%	39,727	36,207	3.89%	61%
30-year TBA securities, net [2]	10,385	10,395	5.15%	18%	18,407	18,574	4.84%	31%
Total 30-year	55,164	52,317	4.31%	92%	58,134	54,781	4.20%	92%
Total fixed rate Agency RMBS and TBA securities	58,309	55,149	4.24%	97%	61,453	57,743	4.13%	97%
Adjustable rate Agency RMBS	122	119	3.86%	—%	126	122	3.72%	—%
CMO Agency RMBS:
CMO	129	123	3.23%	—%	136	129	3.20%	—%
Interest-only strips	44	40	1.99%	—%	46	41	2.15%	—%
Principal-only strips	30	29	—%	—%	31	29	—%	—%
Total CMO Agency RMBS	203	192	2.14%	—%	213	199	2.25%	1%
Total Agency RMBS and TBA securities	58,634	55,460	4.21%	98%	61,792	58,064	4.12%	98%
Non-Agency RMBS	67	53	4.74%	—%	111	90	4.52%	—%
CMBS	484	452	6.44%	1%	605	567	6.06%	1%
CRT	775	769	9.13%	1%	779	757	8.48%	1%
Total investment securities	$59,960	$56,734	4.29%	100%	$63,287	$59,478	4.18%	100%
________________________________
1.Table excludes other mortgage credit investments of $25 million as of March 31, 2023 and December 31, 2022 accounted for under the equity method of accounting.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of March 31, 2023 and December 31, 2022, our TBA securities had a net carrying value of $10 million and $167 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of March 31, 2023 and December 31, 2022, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 3.55% and 3.37%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of March 31, 2023 and December 31, 2022 (dollars in millions):

	March 31, 2023
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	296	311	275	100%	2.42%	105.1%	1.28%	38	9%
3.0% - 4.0%	1,245	1,270	1,207	98%	3.40%	102.1%	2.73%	62	12%
≥ 4.5%	2	2	2	96%	4.55%	102.3%	2.67%	147	18%
Total ≤ 15-year	1,543	1,583	1,484	98%	3.22%	102.6%	2.45%	57	11%
20-year:
≤ 2.5%	1,188	1,231	1,033	—%	2.15%	103.6%	1.59%	31	5%
3.0% - 4.0%	237	243	231	86%	3.60%	102.7%	2.91%	93	10%
≥ 4.5%	84	88	84	99%	4.50%	105.0%	3.18%	77	12%
Total 20-year:	1,509	1,562	1,348	21%	2.51%	103.5%	1.89%	43	6%
30-year:
≤ 2.5%	6,034	6,175	5,115	38%	2.24%	102.0%	1.97%	23	6%
3.0% - 4.0%	16,622	17,268	15,899	84%	3.71%	104.3%	2.94%	73	9%
≥ 4.5%	31,195	31,721	31,303	40%	5.04%	102.4%	4.46%	17	12%
Total 30-year	53,851	55,164	52,317	53%	4.31%	103.0%	3.54%	39	10%
Total fixed rate	$56,903	$58,309	$55,149	53%	4.24%	103.0%	3.45%	40	10%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of March 31, 2023, lower balance specified pools had a weighted average original loan balance of $123,000 and $142,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 138% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of March 31, 2023.

	December 31, 2022
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	$307	$322	$281	100%	2.42%	105.2%	1.30%	36	8%
3.0% - 4.0%	1,363	1,393	1,313	98%	3.43%	102.2%	2.75%	59	11%
≥ 4.5%	3	3	3	97%	4.55%	102.4%	2.65%	144	17%
Total ≤ 15-year	1,673	1,718	1,597	98%	3.25%	102.7%	2.47%	55	11%
20-year:
≤ 2.5%	1,213	1,257	1,044	—%	2.15%	103.6%	1.60%	28	5%
3.0% - 4.0%	246	252	235	86%	3.60%	102.7%	2.91%	90	10%
≥ 4.5%	87	92	86	99%	4.50%	105.1%	3.18%	74	12%
Total 20-year:	1,546	1,601	1,365	21%	2.51%	103.6%	1.89%	40	6%
30-year:
≤ 2.5%	7,017	7,032	5,883	33%	2.25%	102.0%	1.98%	20	6%
3.0% - 4.0%	18,775	19,371	17,605	78%	3.66%	104.6%	2.95%	70	7%
≥ 4.5%	31,649	31,731	31,293	30%	4.96%	102.9%	4.31%	20	8%
Total 30-year	57,441	58,134	54,781	46%	4.20%	103.5%	3.33%	42	7%
Total fixed rate	$60,660	$61,453	$57,743	46%	4.13%	103.5%	3.25%	43	7%

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of March 31, 2023 and December 31, 2022, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "economic interest income," "economic interest expense," "net spread and dollar roll income" and "net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders," and the related per common share measures and certain financial metrics derived from such non-GAAP information.
"Economic interest income" is measured as interest income (GAAP measure), adjusted to (i) exclude retrospective "catch-up" adjustments to premium amortization cost associated with changes in projected CPR estimates and (ii) include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense/benefit and interest rate swap periodic cost/income. "Net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders" is measured as comprehensive income (loss) available (attributable) to common stockholders (GAAP measure) adjusted to: (i) exclude gains/losses on investment securities recognized through net income and other comprehensive income and gains/losses on derivative instruments and other securities (GAAP measures) and (ii) include interest rate swap periodic income/cost, TBA dollar roll income and other miscellaneous interest income/expense. As defined "Net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders" includes (i) the components of "economic interest income" and "economic interest expense", plus (ii) other interest income/expense, and less (iii) total operating expenses and dividends on preferred stock (GAAP measures).
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

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of March 31, 2023 and December 31, 2022 and condensed consolidated statements of comprehensive income and key statistics for the three months ended March 31, 2023 and 2022 (in millions, except per share amounts):

	March 31,
Balance Sheet Data	2023	2022
Investment securities, at fair value of $46,339 and $40,904, respectively, and other mortgage credit investments	$46,364	$40,929
Total assets	$66,111	$51,748
Repurchase agreements and other debt	$48,476	$36,357
Total liabilities	$58,319	$43,878
Total stockholders' equity	$7,792	$7,870
Net book value per common share [1]	$10.30	$10.76
Tangible net book value per common share [2]	$9.41	$9.84

	Three Months Ended March 31,
Statement of Comprehensive Income Data (Unaudited)	2023	2022
Interest income	$351	$475
Interest expense	449	27
Net interest income	(98)	448
Other gain (loss), net	(31)	(1,078)
Operating expenses	22	21
Net income (loss)	(151)	(651)
Dividends on preferred stock	30	25
Net loss attributable to common stockholders	$(181)	$(676)

Net income (loss)	$(151)	$(651)
Other comprehensive income (loss), net	142	(491)
Comprehensive loss	(9)	(1,142)
Dividends on preferred stock	30	25
Comprehensive loss attributable to common stockholders	$(39)	$(1,167)

Weighted average number of common shares outstanding - basic	579.3	524.3
Weighted average number of common shares outstanding - diluted	579.3	524.3
Net loss per common share - basic	$(0.31)	$(1.29)
Net loss per common share - diluted	$(0.31)	$(1.29)
Comprehensive income (loss) per common share - basic	$(0.07)	$(2.23)
Comprehensive income (loss) per common share - diluted	$(0.07)	$(2.23)
Dividends declared per common share	$0.36	$0.36

	Three Months Ended March 31,
Other Data (Unaudited) *	2023	2022
Average investment securities - at par	$46,374	$51,749
Average investment securities - at cost	$47,846	$53,535
Average net TBA dollar roll position - at cost	$17,851	$23,605
Average total assets - at fair value	$58,267	$67,213
Average repurchase agreements and other debt outstanding [3]	$39,824	$46,570
Average stockholders' equity [4]	$8,053	$9,545
Average tangible net book value "at risk" leverage [5]	7.7:1	7.8:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.2:1	7.5:1
Economic return on tangible common equity - unannualized [7]	(0.7)%	(14.4)%
Expenses % of average total assets - annualized	0.15%	0.12%
Expenses % of average assets, including average net TBA position - annualized	0.12%	0.09%
Expenses % of average stockholders' equity - annualized	1.09%	0.88%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three months ended March 31, 2023 and 2022, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended March 31,
	2023		2022
	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$471	4.06%	$397	3.07%
Net premium amortization benefit (cost)	(120)	(1.13)%	78	0.48%
Interest income (GAAP measure)	351	2.93%	475	3.55%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	69	0.58%	(159)	(1.19)%
Interest income, excluding "catch-up" premium amortization	420	3.51%	316	2.36%
TBA dollar roll income - implied interest income [1,2]	220	4.93%	123	2.09%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$640	3.90%	$439	2.28%

Weighted average actual portfolio CPR for investment securities held during the period	5.2%		14.5%
Weighted average projected CPR for the remaining life of investment securities held as of period end	10.0%		7.9%
30-year fixed rate mortgage rate as of period end [4]	6.40%		4.79%
10-year U.S. Treasury rate as of period end [4]	3.47%		2.34%

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
4. 30-year fixed rate mortgage rates are sourced from Clear Blue. 10-year U.S. Treasury rates are sourced from Bloomberg.
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three months ended March 31, 2023 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Three Months Ended March 31, 2023 vs. March 31, 2022
		Due to Change in Average
	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(124)	$(50)	$(74)
Estimated "catch-up" premium amortization due to change in CPR forecast	228	—	228
Interest income, excluding "catch-up" premium amortization	104	(50)	154
TBA dollar roll income - implied interest income	97	(30)	127
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$201	$(80)	$281
Our average investment portfolio, inclusive of TBAs (at cost), decreased 15% for the three months ended March 31, 2023 primarily due to a decline in stockholders' equity. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 162 basis points for the three months ended March 31, 2023 largely due to changes in our asset composition as we shifted our portfolio higher in coupon.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
December 31, 2022	$35,486	$39,399	$36,002	$18,988	$18,407	7.8:1	7.4:1
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
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

Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three months ended March 31, 2023 and 2022 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost (benefit):

	Three Months Ended March 31,
	2023		2022
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$449	4.51%	$27	0.23%
TBA dollar roll income - implied interest expense (benefit) [2,3]	202	4.53%	(29)	(0.49)%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	651	4.52%	(2)	(0.01)%
Interest rate swap periodic cost (benefit), net [2,5]	(504)	(3.50)%	18	0.10%
Total economic interest expense (non-GAAP measure)	$147	1.02%	$16	0.09%
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
5.Interest rate swap periodic cost (benefit) is measured as a percent of average mortgage borrowings outstanding for the period.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three months ended March 31, 2023 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Three Months Ended March 31, 2023 vs. March 31, 2022
		Due to Change in Average
	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$422	$(4)	$426
TBA dollar roll income - implied interest benefit/expense	231	7	224
Interest rate swap periodic income/cost	(522)	(1)	(521)
Total change in economic interest benefit/expense	$131	$2	$129
Our average mortgage borrowings, inclusive of TBAs, decreased 18% for the three months ended March 31, 2023 due to a decline in our asset base. The average interest rate on our mortgage borrowings increased 453 basis points for the three months ended March 31, 2023 due to higher short-term interest rates.
The decrease in our interest rate swap periodic cost for March 31, 2023 was primarily attributable to higher receive rates on our pay-fixed swaps. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for the three months ended March 31, 2023 and 2022 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended March 31,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2023	2022
Average Agency repo and other debt outstanding	$39,824	$46,570
Average net TBA dollar roll position outstanding - at cost	$17,851	$23,605
Average mortgage borrowings outstanding	$57,675	$70,175
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps)	$49,243	$52,543
Ratio of average interest rate swaps to mortgage borrowings outstanding	85%	75%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.45%	0.23%
Average interest rate swap receive-floating rate	(4.54)%	(0.09)%
Average interest rate swap net pay/(receive) rate	(4.09)%	0.14%
For the three months ended March 31, 2023 and 2022, we had an average forward starting swap balance of $101 million and $59 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three months ended March 31, 2023 and 2022:

	Three Months Ended March 31,
Investment and TBA Securities - Net Interest Spread	2023	2022
Average asset yield, excluding "catch-up" premium amortization	3.90%	2.28%
Average aggregate cost of funds	(1.02)%	(0.09)%
Average net interest spread, excluding "catch-up" premium amortization	2.88%	2.19%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three months ended March 31, 2023 and 2022 (dollars in millions):

	Three Months Ended March 31,
	2023	2022
Comprehensive loss attributable to common stockholders	$(39)	$(1,167)
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	81	342
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(594)	2,532
(Gain) loss on derivative instruments and other securities, net	544	(1,796)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	(142)	491
Other adjustments:
TBA dollar roll income, net [1]	18	152
Interest rate swap periodic income (cost), net [1]	504	(18)
Other interest income (expense), net [1,3]	(33)	—
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	339	536
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [2]	69	(159)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$408	$377

Weighted average number of common shares outstanding - basic	579.3	524.3
Weighted average number of common shares outstanding - diluted	580.5	525.7
Net spread and dollar roll income per common share - basic	$0.59	$1.02
Net spread and dollar roll income per common share - diluted	$0.58	$1.02
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.70	$0.72
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.70	$0.72
________________________________
1.Reported in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
2.Reported in interest income in our consolidated statements of comprehensive income.
3.Other interest income (expense), net includes interest income on cash and cash equivalents; price alignment interest income (expense) ("PAI") on interest rate swap margin deposits posted by or (to) the Company; and other miscellaneous interest income (expense).
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
Gain (Loss) on Investment Securities, Net [1]	2023	2022
Loss on sale of investment securities, net	$(81)	$(342)
Unrealized loss on investment securities measured at fair value through net income, net [2]	594	(2,532)
Unrealized loss on investment securities measured at fair value through other comprehensive income, net	142	(491)
Total loss on investment securities, net	$655	$(3,365)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three months ended March 31, 2023 and 2022 (in millions):

	Three Months Ended March 31,
	2023	2022
TBA securities, dollar roll income	$18	$152
TBA securities, mark-to-market loss	94	(1,386)
Interest rate swaps, periodic cost	504	(18)
Interest rate swaps, mark-to-market gain	(736)	1,975
Credit default swaps - CDX IG - buy protection	(3)	—
Payer swaptions	(66)	363
U.S. Treasury securities - short position	(157)	605
U.S. Treasury securities - long position	75	(54)
U.S. Treasury futures contracts - short position	(235)	196
SOFR futures contracts - long position	(3)	—
Other interest income (expense), net	(33)	—
Other gain (loss), net	(2)	(37)
Total gain (loss) on derivative instruments and other securities, net	$(544)	$1,796
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.2x and 7.4x as of March 31, 2023 and December 31, 2022, respectively. The following table includes a summary of our mortgage borrowings outstanding as of March 31, 2023 and December 31, 2022 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	March 31, 2023		December 31, 2022
Mortgage Borrowings	Amount	%	Amount	%
Agency repurchase agreements [1,2]	$41,930	80%	$35,907	66%
Debt of consolidated variable interest entities, at fair value	92	—%	95	—%
Total debt	42,022	80%	36,002	66%
TBA and forward settling non-Agency securities, at cost	10,385	20%	18,407	34%
Total mortgage borrowings	$52,407	100%	$54,409	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $6,454 million and $355 million as of March 31, 2023 and December 31, 2022, respectively.
2.As of March 31, 2023 and December 31, 2022, 38% and 48%, respectively, of our repurchase agreements, including 44% and 48% or our Agency repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of March 31, 2023, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of March 31, 2023, approximately 18% our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 7%.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the three months ended March 31, 2023, haircuts on our repo funding arrangements remained stable. As of March 31, 2023, the weighted average haircut on our repurchase agreements was approximately 3.6% of the value of our collateral, compared to 3.7% as of December 31, 2022.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of March 31, 2023, our unencumbered assets totaled approximately $4.2 billion, or 58% of tangible equity, consisting of $4.1 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $4.4 billion of unencumbered assets, or 60% of tangible equity, as of December 31, 2022, consisting of $4.3 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of March 31, 2023, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 8% of our tangible stockholders' equity. As of March 31, 2023, less than 8% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of March 31, 2023, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of March 31, 2023, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of March 31, 2023, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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

•conditions in the market for Agency RMBS and other mortgage securities, including changes in the available supply of such securities or investor appetite therefor;
•actions by the federal, state, or local governments that affect the economy, the housing sector or financial markets;
•the ongoing availability of personnel and systems to conduct our operations;
•changes to laws, regulations, rules or policies that affect U.S. housing finance activity, the GSE's or the markets for Agency RMBS; and
•legislative or regulatory changes that affect our status as a REIT, our exemption from the Investment Company Act of 1940 or the mortgage markets in which we participate.
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.2 years as of March 31, 2023, compared to 0.4 years as of December 31, 2022.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of March 31, 2023 and December 31, 2022 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of March 31, 2023 and December 31, 2022.

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

Interest Rate Sensitivity [1,2]
	March 31, 2023		December 31, 2022
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.1%	-0.9%	+0.1%	+1.4%
-50 Basis Points	0.0%	0.0%	+0.1%	+1.5%
-25 Basis Points	0.0%	+0.3%	0.1%	1.0%
+25 Basis Points	-0.1%	-0.9%	-0.1%	-1.4%
+50 Basis Points	-0.2%	-2.3%	-0.3%	-3.3%
+75 Basis Points	-0.4%	-4.1%	-0.5%	-5.4%
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
As of March 31, 2023 and December 31, 2022, our investment securities (excluding TBAs) had a weighted average projected CPR of 10.0% and 7.4%, respectively, and a weighted average yield of 3.55% and 3.37%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	March 31, 2023		December 31, 2022
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	12.4%	3.48%	8.3%	3.33%
-50 Basis Points	11.5%	3.50%	7.9%	3.34%
-25 Basis Points	10.6%	3.52%	7.6%	3.36%
Actual as of Period End	10.0%	3.55%	7.4%	3.37%
+25 Basis Points	9.3%	3.57%	7.2%	3.38%
+50 Basis Points	8.8%	3.59%	7.0%	3.39%
+75 Basis Points	8.4%	3.60%	6.9%	3.40%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of March 31, 2023 and December 31, 2022 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.9 and 5.8 years as of March 31, 2023 and December 31, 2022, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	March 31, 2023		December 31, 2022
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.5%	+25.1%	+2.9%	+30.6%
-25 Basis Points	+1.2%	+12.5%	+1.5%	+15.3%
-10 Basis Points	+0.5%	+5.0%	+0.6%	+6.1%
+10 Basis Points	-0.5%	-5.0%	-0.6%	-6.1%
+25 Basis Points	-1.2%	-12.5%	-1.5%	-15.3%
+50 Basis Points	-2.5%	-25.1%	-2.9%	-30.6%
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
As of March 31, 2023, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
There is no guarantee that our efforts to manage credit risk will be successful and we could suffer losses if credit performance is worse than our expectations or our counterparties default on their obligations. Excluding central clearing exchanges, as of March 31, 2023, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 4% and 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of March 31, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 1A. Risk Factors
There have been no material changes to the risk factors previously disclosed in our Annual Report on Form 10-K for the year ended December 31, 2022.
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
† 10.1    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers, filed herewith.
† 10.2    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	May 8, 2023

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	May 8, 2023