Form 10-Q
period 2023-06-30
AGNC Investment Corp.
filed 2023-08-03
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended June 30, 2023
OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
Commission file number 001-34057
AGNC INVESTMENT CORP.
(Exact name of registrant as specified in its charter)
_________________________________________________________

Delaware	26-1701984
(State or Other Jurisdiction of Incorporation or Organization)	(I.R.S. Employer Identification No.)
7373 Wisconsin Avenue, 22nd Floor
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of July 31, 2023 was 606,077,370.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	June 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $41,185 and $35,800, respectively)	$46,572	$39,346
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	131	144
Credit risk transfer securities, at fair value (including pledged securities of $664 and $703, respectively)	711	757
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $283 and $605, respectively)	353	682
U.S. Treasury securities, at fair value (including pledged securities of $1,523 and $353, respectively)	1,523	353
Cash and cash equivalents	716	1,018
Restricted cash	907	1,316
Derivative assets, at fair value	234	617
Receivable for investment securities sold (including pledged securities of $148 and $119, respectively)	148	120
Receivable under reverse repurchase agreements	7,990	6,622
Goodwill	526	526
Other assets (including pledged securities of $298 and $0, respectively)	707	247
Total assets	$60,518	$51,748
Liabilities:
Repurchase agreements	$42,029	$36,262
Debt of consolidated variable interest entities, at fair value	87	95
Payable for investment securities purchased	1,901	302
Derivative liabilities, at fair value	117	99
Dividends payable	103	100
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	7,970	6,534
Other liabilities	433	486
Total liabilities	52,640	43,878
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688 and $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 603.3 and 574.6 shares issued and outstanding, respectively	6	6
Additional paid-in capital	14,466	14,186
Retained deficit	(7,633)	(7,284)
Accumulated other comprehensive income (loss)	(595)	(672)
Total stockholders' equity	7,878	7,870
Total liabilities and stockholders' equity	$60,518	$51,748
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Interest income:
Interest income	$457	$395	$808	$870
Interest expense	526	80	975	107
Net interest income	(69)	315	(167)	763
Other gain (loss), net:
Loss on sale of investment securities, net	(255)	(946)	(336)	(1,288)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	(363)	(987)	231	(3,519)
Gain on derivative instruments and other investments, net	996	1,204	452	3,000
Total other gain (loss), net:	378	(729)	347	(1,807)
Expenses:
Compensation and benefits	14	12	28	25
Other operating expense	9	8	17	16
Total operating expense	23	20	45	41
Net income (loss)	286	(434)	135	(1,085)
Dividends on preferred stock	31	25	61	50
Net income (loss) available (attributable) to common stockholders	$255	$(459)	$74	$(1,135)

Net income (loss)	$286	$(434)	$135	$(1,085)
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	(65)	(245)	77	(736)
Comprehensive income (loss)	221	(679)	212	(1,821)
Dividends on preferred stock	31	25	61	50
Comprehensive income (loss) available (attributable) to common stockholders	$190	$(704)	$151	$(1,871)

Weighted average number of common shares outstanding - basic	598.8	526.2	589.1	525.3
Weighted average number of common shares outstanding - diluted	599.7	526.2	590.1	525.3
Net income (loss) per common share - basic	$0.43	$(0.87)	$0.13	$(2.16)
Net income (loss) per common share - diluted	$0.43	$(0.87)	$0.13	$(2.16)
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, March 31, 2022	$1,489	523.3	$5	$13,704	$(6,078)	$(190)	$8,930
Net loss	—	—	—	—	(434)	—	(434)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(245)	(245)
Stock-based compensation, net	—	—	—	4	—	—	4
Issuance of common stock	—	4.1	—	50	—	—	50
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(25)	—	(25)
Common dividends declared	—	—	—	—	(189)	—	(189)
Balance, June 30, 2022	$1,489	522.7	$5	$13,707	$(6,726)	$(435)	$8,040

Balance, March 31, 2023	$1,634	592.5	$6	$14,356	$(7,674)	$(530)	$7,792
Net income	—	—	—	—	286	—	286
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(65)	(65)
Stock-based compensation, net	—	0.1	—	4	—	—	4
Issuance of common stock	—	10.7	—	106	—	—	106
Preferred dividends declared	—	—	—	—	(31)	—	(31)
Common dividends declared	—	—	—	—	(214)	—	(214)
Balance, June 30, 2023	$1,634	603.3	$6	$14,466	$(7,633)	$(595)	$7,878

Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(1,085)	—	(1,085)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(736)	(736)
Stock-based compensation, net	—	1.1	—	(2)	—	—	(2)
Issuance of common stock	—	4.1	—	50	—	—	50
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(50)	—	(50)
Common dividends declared	—	—	—	—	(377)	—	(377)
Balance, June 30, 2022	$1,489	522.7	$5	$13,707	$(6,726)	$(435)	$8,040

Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net income	—	—	—	—	135	—	135
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	77	77
Stock-based compensation, net	—	0.9	—	3	—	—	3
Issuance of common stock	—	27.8	—	277	—	—	277
Preferred dividends declared	—	—	—	—	(61)	—	(61)
Common dividends declared	—	—	—	—	(423)	—	(423)
Balance, June 30, 2023	$1,634	603.3	$6	$14,466	$(7,633)	$(595)	$7,878
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Six Months Ended June 30,
	2023	2022
Operating activities:
Net income (loss)	$135	$(1,085)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	165	(78)
Stock-based compensation, net	3	(2)
Loss on sale of investment securities, net	336	1,288
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(231)	3,519
Gain on derivative instruments and other securities, net	(452)	(3,000)
(Increase) decrease in other assets	(36)	21
Increase in other liabilities	45	30
Net cash (used in) provided by operating activities	(35)	693
Investing activities:
Purchases of Agency mortgage-backed securities	(11,138)	(14,293)
Purchases of credit risk transfer and non-Agency securities	(135)	(761)
Proceeds from sale of Agency mortgage-backed securities	3,313	12,218
Proceeds from sale of credit risk transfer and non-Agency securities	534	548
Principal collections on Agency mortgage-backed securities	1,933	4,145
Principal collections on credit risk transfer and non-Agency securities	33	159
Payments on U.S. Treasury securities	(18,861)	(12,773)
Proceeds from U.S. Treasury securities	18,628	11,151
Net proceeds from (payments on) reverse repurchase agreements	(1,156)	2,055
Net proceeds from derivative instruments	620	2,242
Net cash (used in) provided by investing activities	(6,229)	4,691
Financing activities:
Proceeds from repurchase arrangements	1,599,134	1,129,132
Payments on repurchase agreements	(1,593,367)	(1,133,360)
Payments on debt of consolidated variable interest entities	(10)	(14)
Net proceeds from common stock issuances	277	50
Cash dividends paid	(481)	(427)
Net cash provided by (used in) financing activities	5,553	(4,670)
Net change in cash, cash equivalents and restricted cash	(711)	714
Cash, cash equivalents and restricted cash at beginning of period	2,334	1,525
Cash, cash equivalents and restricted cash at end of period	$1,623	$2,239
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

Note 3. Investment Securities
As of June 30, 2023 and December 31, 2022, our investment portfolio consisted of $47.8 billion and $40.9 billion investment securities, at fair value, respectively, and $10.2 billion and $18.6 billion net TBA securities, at fair value, respectively. Our TBA position is reported at its net carrying value totaling $(92) million and $167 million as of June 30, 2023 and December 31, 2022, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of June 30, 2023 and December 31, 2022, our investment securities had a net unamortized premium balance of $1.4 billion and $1.5 billion, respectively.

The following tables summarize our investment securities as of June 30, 2023 and December 31, 2022, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5. As of June 30, 2023 and December 31, 2022, we had other mortgage credit investments of $28 million and $25 million, respectively, which we account for under the equity method of accounting.

	June 30, 2023		December 31, 2022
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$49,873	$46,250	$43,046	$39,169
Adjustable rate	262	256	126	122
CMO	141	133	136	129
Interest-only and principal-only strips	72	64	77	70
Total Agency RMBS	50,348	46,703	43,385	39,490
Non-Agency RMBS [1]	55	43	111	90
CMBS	309	282	605	567
CRT securities	694	711	779	757
Total investment securities	$51,406	$47,739	$44,880	$40,904

	June 30, 2023
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$4,198	$1,268	$1	$—	$—	$—	$5,467
Unamortized discount	(2)	—	—	—	—	—	(2)
Unamortized premium	229	73	—	—	—	—	302
Amortized cost	4,425	1,341	1	—	—	—	5,767
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(452)	(143)	—	—	—	—	(595)
Total available-for-sale securities, at fair value	3,973	1,198	1	—	—	—	5,172
Securities remeasured at fair value through earnings:
Par value	28,316	15,152	34	56	313	692	44,563
Unamortized discount	(76)	(42)	(1)	(4)	(6)	(8)	(137)
Unamortized premium	823	375	—	3	2	10	1,213
Amortized cost	29,063	15,485	33	55	309	694	45,639
Gross unrealized gains	9	6	—	—	1	22	38
Gross unrealized losses	(2,119)	(945)	(1)	(12)	(28)	(5)	(3,110)
Total securities remeasured at fair value through earnings	26,953	14,546	32	43	282	711	42,567
Total securities, at fair value	$30,926	$15,744	$33	$43	$282	$711	$47,739
Weighted average coupon as of June 30, 2023	4.17%	4.36%	4.51%	4.90%	6.90%	9.83%	4.33%
Weighted average yield as of June 30, 2023 [2]	3.60%	3.89%	4.85%	4.65%	6.48%	8.76%	3.78%

	December 31, 2022
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$4,696	$1,535	$1	$—	$—	$—	$6,232
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	275	93	—	—	—	—	368
Amortized cost	4,970	1,628	1	—	—	—	6,599
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(500)	(172)	—	—	—	—	(672)
Total available-for-sale securities, at fair value	4,470	1,456	1	—	—	—	5,927
Securities remeasured at fair value through earnings:
Par value	24,231	11,444	2	112	609	773	37,171
Unamortized discount	(61)	(37)	—	(4)	(8)	(6)	(116)
Unamortized premium	855	352	—	3	4	12	1,226
Amortized cost	25,025	11,759	2	111	605	779	38,281
Gross unrealized gains	13	8	—	—	—	8	29
Gross unrealized losses	(2,307)	(937)	—	(21)	(38)	(30)	(3,333)
Total securities remeasured at fair value through earnings	22,731	10,830	2	90	567	757	34,977
Total securities, at fair value	$27,201	$12,286	$3	$90	$567	$757	$40,904
Weighted average coupon as of December 31, 2022	3.79%	3.92%	4.66%	4.52%	6.06%	8.48%	3.94%
Weighted average yield as of December 31, 2022 [2]	3.17%	3.41%	2.58%	4.34%	6.02%	7.93%	3.37%
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $28 million and $25 million as of June 30, 2023 and December 31, 2022, respectively.
2.Incorporates a weighted average future constant prepayment rate assumption of 9.8% and 7.4% based on forward rates as of June 30, 2023 and December 31, 2022, respectively.
As of June 30, 2023 and December 31, 2022, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	June 30, 2023			December 31, 2022
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$—	$11	$—	$9	$184
AA	—	2	31	2	3	117
A	10	—	32	16	13	38
BBB	75	16	54	91	40	65
BB	254	13	82	299	13	91
B	51	2	58	72	2	58
Not Rated	321	10	14	277	10	14
Total	$711	$43	$282	$757	$90	$567
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $28 million and $25 million as of June 30, 2023 and December 31, 2022, respectively.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of June 30, 2023 and December 31, 2022, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 9.8% and 7.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of June 30, 2023 and December 31, 2022 according to their estimated weighted average life classification (dollars in millions):

	June 30, 2023				December 31, 2022
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$911	$938	5.53%	5.20%	$512	$537	5.19%	4.66%
> 3 years and ≤ 5 years	4,823	4,976	5.39%	4.61%	2,643	2,824	4.57%	3.79%
> 5 years and ≤10 years	39,088	42,378	4.17%	3.62%	30,958	33,985	3.96%	3.30%
> 10 years	2,917	3,114	4.44%	4.21%	6,791	7,534	3.56%	3.43%
Total	$47,739	$51,406	4.33%	3.78%	$40,904	$44,880	3.94%	3.37%
 ________________________________
1.Table excludes other mortgage credit investments of $28 million and $25 million as of June 30, 2023 and December 31, 2022, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of June 30, 2023 and December 31, 2022 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
June 30, 2023	$23	$(1)	$5,129	$(594)	$5,152	$(595)
December 31, 2022	$5,846	$(665)	$52	$(7)	$5,898	$(672)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and six months ended June 30, 2023 and 2022 by investment classification of accounting (in millions):

	Three Months Ended June 30,
	2023			2022
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(216)	$(2,121)	$(2,337)	$(288)	$(8,145)	$(8,433)
Proceeds from investment securities sold [1]	192	1,890	2,082	264	7,223	7,487
Net gain (loss) on sale of investment securities	$(24)	$(231)	$(255)	$(24)	$(922)	$(946)

Gross gain on sale of investment securities	$—	$10	$10	$—	$—	$—
Gross loss on sale of investment securities	(24)	(241)	(265)	(24)	(922)	(946)
Net gain (loss) on sale of investment securities	$(24)	$(231)	$(255)	$(24)	$(922)	$(946)

	Six Months Ended June 30,
	2023			2022
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(418)	$(3,793)	$(4,211)	$(603)	$(15,457)	$(16,060)
Proceeds from investment securities sold [1]	370	3,505	3,875	579	14,193	14,772
Net gain (loss) on sale of investment securities	$(48)	$(288)	$(336)	$(24)	$(1,264)	$(1,288)

Gross gain on sale of investment securities	$—	$11	$11	$2	$4	$6
Gross loss on sale of investment securities	(48)	(299)	(347)	(26)	(1,268)	(1,294)
Net gain (loss) on sale of investment securities	$(48)	$(288)	$(336)	$(24)	$(1,264)	$(1,288)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of June 30, 2023, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of June 30, 2023 and December 31, 2022, we had $42.0 billion and $36.3 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of June 30, 2023 and December 31, 2022 (dollars in millions):

	June 30, 2023			December 31, 2022
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Agency repo:
≤ 1 month	$36,243	5.22%	11	$26,712	4.42%	12
> 1 to ≤ 3 months	4,431	5.25%	42	7,762	4.48%	38
> 3 to ≤ 6 months	—	—%	—	1,433	1.42%	141
> 6 to ≤ 9 months	201	5.32%	234	—	—%	—
Total Agency repo	40,875	5.23%	15	35,907	4.31%	23
U.S. Treasury repo:
≤ 1 month	1,154	5.20%	3	355	4.37%	3
Total	$42,029	5.23%	15	$36,262	4.31%	22
As of June 30, 2023 and December 31, 2022, $12.6 billion and $9.6 billion, respectively, of our Agency repurchase agreements and all of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of June 30, 2023, we had $11.7 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 3 days and a weighted average interest rate of 5.19%. As of December 31, 2022, we had $6.4 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 4.38%. As of June 30, 2023 and December 31, 2022, 47% and 49%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 43% and 48% of our repurchase agreement funding outstanding as of June 30, 2023 and December 31, 2022, respectively.
Reverse Repurchase Agreements
As of June 30, 2023 and December 31, 2022, we had $8.0 billion and $6.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $8.0 billion and $6.5 billion, respectively. As of June 30, 2023 and December 31, 2022, $2.7 billion and $1.5 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of June 30, 2023 and December 31, 2022 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	June 30, 2023	December 31, 2022
Interest rate swaps [1]	Derivative assets, at fair value	$3	$2
Swaptions	Derivative assets, at fair value	129	293
TBA and forward settling non-Agency securities	Derivative assets, at fair value	5	266
U.S. Treasury futures - short	Derivative assets, at fair value	97	56
Total derivative assets, at fair value		$234	$617

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(97)	(99)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(1)	—
SOFR futures contracts - long	Derivative liabilities, at fair value	(19)	—
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(117)	$(99)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$1,523	$353
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(7,970)	(6,534)
Total U.S. Treasury securities, net at fair value		$(6,447)	$(6,181)
________________________________
1.As of June 30, 2023 and December 31, 2022, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $5.1 billion and $4.5 billion, respectively. As of June 30, 2023 and December 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(11) million and $(2) million, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of June 30, 2023 and December 31, 2022 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	June 30, 2023 [1]				December 31, 2022
Yeats to Maturity	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 1 years	$12,500	0.13%	5.09%	0.5	$5,250	0.03%	4.30%	0.7
> 1 to ≤ 3 years	17,500	0.38%	5.06%	1.9	22,250	0.14%	4.31%	1.9
> 3 to ≤ 5 years	7,050	0.21%	5.09%	3.5	10,550	0.22%	4.31%	3.8
> 5 to ≤ 7 years	4,800	0.36%	5.09%	5.7	5,625	0.85%	4.30%	6.1
> 7 to ≤ 10 years	5,300	2.45%	5.09%	9.0	3,650	1.60%	4.31%	8.4
> 10 years	576	3.38%	5.09%	12.8	500	3.54%	4.30%	10.0
Total	$47,726	0.55%	5.08%	3.1	$47,825	0.37%	4.31%	3.2
________________________________
1.June 30, 2023 amounts are net of $1 billion receive fixed interest rate swaps.

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	June 30, 2023	December 31, 2022
SOFR	81%	81%
OIS	19%	19%
Total	100%	100%

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
June 30, 2023
≤ 1 year	$26	$86	7	$1,100	2.57%	10.0
> 1 year ≤ 2 years	10	43	14	500	2.32%	10.0
Total	$36	$129	9	$1,600	2.49%	10.0

December 31, 2022
≤ 1 year	$26	$145	6	$1,300	2.04%	9.4
> 1 year ≤ 2 years	39	148	18	1,750	2.52%	10.0
Total	$65	$293	13	$3,050	2.32%	9.8
________________________________
1.Receive index references SOFR.

U.S. Treasury Securities [1]	June 30, 2023			December 31, 2022
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$592	$614	$590	$356	$354	$353
> 5 year ≤ 7 years	(818)	(821)	(689)	(745)	(747)	(658)
> 7 year ≤ 10 years	(5,769)	(5,562)	(5,287)	(5,532)	(5,225)	(4,823)
> 10 years	(1,089)	(1,064)	(1,061)	(1,095)	(1,048)	(1,053)
Total U.S. Treasury securities	$(7,084)	$(6,833)	$(6,447)	$(7,016)	$(6,666)	$(6,181)
________________________________
1.As of June 30, 2023 and December 31, 2022, short U.S. Treasury securities totaling $(8.0) billion and $(6.5) billion, at fair value, respectively, had a weighted average yield of 3.17% and 2.80%, respectively. As of June 30, 2023 and December 31, 2022, long U.S. Treasury securities totaling $1.5 billion and $0.4 billion, at fair value, respectively, had a weighted average yield of 3.72% and 3.86%, respectively.

U.S. Treasury Futures	June 30, 2023				December 31, 2022
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$(4,554)	$(5,203)	$(5,113)	$90	$(7,498)	$(8,463)	$(8,420)	$43
> 7 year ≤ 10 years	(655)	(782)	(776)	6	(901)	(1,070)	(1,065)	5
> 10 years	(691)	(877)	(877)	—	(814)	(1,028)	(1,020)	8
Total U.S. Treasury futures	$(5,900)	$(6,862)	$(6,766)	$96	$(9,213)	$(10,561)	$(10,505)	$56
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	June 30, 2023				December 31, 2022
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 4.5%	$390	$389	$387	$(2)	$—	$—	$—	$—
Total 15-Year TBA securities	390	389	387	(2)	—	—	—	—
30-Year TBA securities:
≤ 2.5%	(251)	(202)	(200)	2	737	626	619	(7)
3.0% - 4.0%	9	9	8	(1)	1,856	1,681	1,679	(2)
≥ 4.5%	10,141	10,124	10,033	(91)	16,457	16,100	16,276	176
Total 30-Year TBA securities, net	9,899	9,931	9,841	(90)	19,050	18,407	18,574	167
Total TBA securities, net	$10,289	$10,320	$10,228	$(92)	$19,050	$18,407	$18,574	$167
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of June 30, 2023, we had a two-year swap equivalent SOFR futures contract long notional position of $1,334 million, with a net carrying value of $(19) million.
As of June 30, 2023 and December 31, 2022, we had $710 million and $215 million, respectively, notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade or High Yield Grade Index, maturing in June 2028 and June 2027, respectively. Under the terms of our CDS, we pay fixed periodic payments equal to 1% per annum of the notional value and we are entitled to receive payments for qualified credit events. As of June 30, 2023 and December 31, 2022, the CDS had a market value of $(11) million and $(2) million, respectively, and a net carrying value of zero dollars, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and six months ended June 30, 2023 and 2022 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended June 30, 2023:
TBA securities, net	$10,396	42,853	(42,960)	$10,289	$(136)
Interest rate swaps - payer	$48,925	476	(675)	$48,726	860
Interest rate swaps - receiver	$—	(1,000)	—	$(1,000)	(3)
Credit default swaps - buy protection	$(425)	(285)	—	$(710)	(5)
Payer swaptions	$1,600	—	—	$1,600	26
U.S. Treasury securities - short position	$(9,386)	(6,853)	7,612	$(8,627)	234
U.S. Treasury securities - long position	$6,560	2,841	(7,858)	$1,543	(130)
U.S. Treasury futures contracts - short position	$(5,900)	(5,900)	5,900	$(5,900)	212
Two-year swap equivalent SOFR futures contracts - long position	$272	1,062	—	$1,334	(16)
					$1,042

Three months ended June 30, 2022:
TBA securities, net	$19,607	72,203	(75,883)	$15,927	$(604)
Interest rate swaps - payer	$51,125	570	(1,760)	$49,935	814
Credit default swaps - buy protection	$(2,610)	—	2,395	$(215)	21
Payer swaptions	$10,250	250	(3,700)	$6,800	309
Receiver Swpations	$—	(150)	—	$(150)	—
U.S. Treasury securities - short position	$(10,862)	(2,775)	4,394	$(9,243)	483
U.S. Treasury securities - long position	$703	3,325	(2,126)	$1,902	25
U.S. Treasury futures contracts - short position	$(5,385)	(8,355)	5,635	$(8,105)	139
					$1,187

Six months ended June 30, 2023:
TBA securities, net	$19,050	103,000	(111,761)	$10,289	$(24)
Interest rate swaps - payer	$47,825	3,476	(2,575)	$48,726	625
Interest rate swaps - receiver	$—	(1,000)	—	$(1,000)	(3)
Credit default swaps - buy protection	$(215)	(995)	500	$(710)	(8)
Payer swaptions	$3,050	—	(1,450)	$1,600	(40)
U.S. Treasury securities - short position	$(7,373)	(9,802)	8,548	$(8,627)	77
U.S. Treasury securities - long position	$357	10,287	(9,101)	$1,543	(55)
U.S. Treasury futures contracts - short position	$(9,213)	(13,115)	16,428	$(5,900)	(23)
Two-year swap equivalent SOFR futures contracts - long position	$—	1,334	—	$1,334	(19)
					$530

Six months ended June 30, 2022:
TBA securities, net	$26,673	150,837	(161,583)	$15,927	$(1,838)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	2,970	(4,260)	$49,935	2,771
Credit default swaps - buy protection	$—	(5,470)	5,255	$(215)	21
Payer swaptions	$13,000	1,750	(7,950)	$6,800	672
Receiver swaptions	$—	(150)	—	$(150)	—
U.S. Treasury securities - short position	$(9,590)	(6,908)	7,255	$(9,243)	1,088
U.S. Treasury securities - long position	$472	5,576	(4,146)	$1,902	(29)
U.S. Treasury futures contracts - short position	$(1,500)	(15,225)	8,620	$(8,105)	335
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
As of June 30, 2023, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 4% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of June 30, 2023, less than 8% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of June 30, 2023 and December 31, 2022 (in millions):

	June 30, 2023
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$41,286	$131	$92	$41,509
CRT - fair value	664	—	—	664
Non-Agency - fair value	283	—	—	283
U.S. Treasury securities - fair value	1,128	—	695	1,823
Accrued interest on pledged securities	167	—	10	177
Restricted cash	272	—	635	907
Total	$43,800	$131	$1,432	$45,363

	December 31, 2022
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other [3]	Total
Agency RMBS - fair value	$35,765	$144	$203	$36,112
CRT - fair value	703	—	—	703
Non-Agency - fair value	605	—	—	605
U.S. Treasury securities - fair value	353	—	—	353
Accrued interest on pledged securities	127	1	—	128
Restricted cash	211	—	1,105	1,316
Total	$37,764	$145	$1,308	$39,217
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $45 million and $49 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2023 and December 31, 2022, respectively.
3.Includes deposits under brokerage and clearing agreements.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of June 30, 2023 and December 31, 2022 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	June 30, 2023			December 31, 2022
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 30 days	$38,323	$41,383	$148	$27,525	$30,168	$94
> 30 and ≤ 60 days	4,523	4,793	17	7,922	8,680	27
> 60 and ≤ 90 days	275	286	1	240	252	—
> 90 days	238	270	1	1,739	1,870	6
Total	$43,359	$46,732	$167	$37,426	$40,970	$127
________________________________
1.Includes $45 million and $49 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of June 30, 2023 and December 31, 2022, respectively.
2.Excludes $2 million of repledged mortgage-backed securities received as collateral from counterparties as of June 30, 2023.
Assets Pledged from Counterparties
As of June 30, 2023 and December 31, 2022, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	June 30, 2023				December 31, 2022
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value [1]	$7,936	$—	$4	$7,940	$6,572	$—	$28	$6,600
Cash	—	132	15	147	46	296	6	348
Total	$7,936	$132	$19	$8,087	$6,618	$296	$34	$6,948
________________________________
1.As of June 30, 2023 and December 31, 2022, amounts include $8.0 billion and $6.5 billion, respectively, of U.S. Treasury securities received from counterparties that were used to cover short sales of U.S. Treasury securities.
Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of June 30, 2023 and December 31, 2022 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
June 30, 2023
Interest rate swap and swaption agreements, at fair value [1]	$132	$—	$132	$—	$(131)	$1
TBA securities, at fair value [1]	5	—	5	(5)	—	—
Receivable under reverse repurchase agreements	7,990	—	7,990	(5,963)	(2,027)	—
Total	$8,127	$—	$8,127	$(5,968)	$(2,158)	$1

December 31, 2022
Interest rate swap and swaption agreements, at fair value [1]	$295	$—	$295	$—	$(293)	$2
TBA securities, at fair value [1]	266	—	266	(99)	(167)	—
Receivable under reverse repurchase agreements	6,622	—	6,622	(4,007)	(2,610)	5
Total	$7,183	$—	$7,183	$(4,106)	$(3,070)	$7

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
June 30, 2023
TBA securities, at fair value [1]	$97	$—	$97	$(5)	$(92)	$—
Repurchase agreements	42,029	—	42,029	(5,963)	(36,066)	—
Total	$42,126	$—	$42,126	$(5,968)	$(36,158)	$—

December 31, 2022
TBA securities, at fair value [1]	$99	$—	$99	$(99)	$—	$—
Repurchase agreements	36,262	—	36,262	(4,007)	(32,255)	—
Total	$36,361	$—	$36,361	$(4,106)	$(32,255)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of June 30, 2023 and December 31, 2022, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	June 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$46,572	$—	$—	$39,346	$—
Agency securities transferred to consolidated VIEs	—	131	—	—	144	—
Credit risk transfer securities	—	711	—	—	757	—
Non-Agency securities	—	325	—	—	657	—
U.S. Treasury securities	1,523	—	—	353	—	—
Interest rate swaps [1]	—	3	—	—	2	—
Swaptions	—	129	—	—	293	—
TBA securities	—	5	—	—	266	—
U.S. Treasury futures	97	—	—	56	—	—
Total	$1,620	$47,876	$—	$409	$41,465	$—
Liabilities:
Debt of consolidated VIEs	$—	$87	$—	$—	$95	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	7,970	—	—	6,534	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	97	—	—	99	—
U.S. Treasury futures	1	—	—	—	—	—
SOFR Futures	19	—	—	—	—	—
Total	$7,990	$184	$—	$6,534	$194	$—
________________________________
1.As of June 30, 2023 and December 31, 2022, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $5.1 billion and $4.5 billion, respectively, based on "Level 2" inputs. As of June 30, 2023 and December 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(11) million and $(2) million, respectively, based on "Level 2" inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of June 30, 2023 and December 31, 2022, the fair value of our repurchase agreements approximated cost, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of June 30, 2023 and December 31, 2022, the carrying value of other mortgage credit investments reported under the equity method of accounting was $28 million and $25 million, respectively.

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

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Weighted average number of common shares issued and outstanding	597.1	524.7	587.4	523.7
Weighted average number of fully vested restricted stock units outstanding	1.7	1.5	1.7	1.6
Weighted average number of common shares outstanding - basic	598.8	526.2	589.1	525.3
Weighted average number of dilutive unvested restricted stock units outstanding	0.9	—	1.0	—
Weighted average number of common shares outstanding - diluted	599.7	526.2	590.1	525.3
Net income (loss) available (attributable) to common stockholders	$255	$(459)	$74	$(1,135)
Net income (loss) per common share - basic	$0.43	$(0.87)	$0.13	$(2.16)
Net income (loss) per common share - diluted	$0.43	$(0.87)	$0.13	$(2.16)
For the three and six months ended June 30, 2022, 0.9 million and 1.1 million, respectively, of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of June 30, 2023 and December 31, 2022, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of June 30, 2023 and December 31, 2022, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of June 30, 2023 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	10.371%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
________________________________
1.The depositary shares underlying our preferred stock accrue dividends at an initial annual fixed rate of the $25.00 liquidation preference per depositary share from the issuance date up to, but not including, the fixed-to-floating rate or fixed-rate-reset conversion date; thereafter, dividends will accrue on a floating rate or fixed-rate-reset basis equal to the conversion rate plus a fixed spread.
2.The Series C per annum dividend rate represents the dividend rate in effect as of June 30, 2023.
3.The Series C dividend accrues at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus a spread of 5.111%, per annum, resetting quarterly in accordance with the certificate of designations for such series and the Adjustable Interest Rate (LIBOR) Act of 2021 (the “LIBOR Act”). At the conclusion of the fixed rate period (the conversion date) for each of the Series D, E, and F Preferred Stock, the dividend for such series will accrue at a rate equal to the 3-Month CME Term SOFR plus 0.26161%, plus a spread of 4.332%, 4.993% and 4.697%, respectively, per annum, resetting quarterly in accordance with the certificate of designations for such series and the LIBOR Act. At the conclusion of the fixed rate period for the Series G Preferred Stock, the dividend will accrue at a floating rate equal to the 5-Year US Treasury rate, plus a spread of 4.39%, per annum and will reset in accordance with the certificate of designations for such series.
4.Shares may be redeemed prior to our optional redemption date under certain circumstances intended to preserve our qualification as a REIT for U.S federal income tax purposes.
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three and six months ended June 30, 2023, we sold 10.7 million and 27.8 million shares, respectively, of our common stock under the sales agreements for proceeds of $106 million and $277 million, respectively, or $9.86 and $9.92 per common share, respectively, net of offering costs. As of June 30, 2023, shares of our common stock with an aggregate offering price of $0.4 billion remained authorized for issuance under this program through June 11, 2024.
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of June 30, 2023, shares of our common stock with an aggregate repurchase price of $1 billion remained authorized for repurchase through December 31, 2024.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Accumulated Other Comprehensive Income (Loss)	2023	2022	2023	2022
Beginning Balance	$(530)	$(190)	$(672)	$301
OCI before reclassifications	(89)	(269)	29	(760)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	24	24	48	24
Ending Balance	$(595)	$(435)	$(595)	$(435)

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended June 30, 2023. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
Macroeconomic factors continued to have a significant impact on Agency RMBS performance during the second quarter of 2023. First, following the Federal Deposit Insurance Corporation’s seizure of the assets of Silicon Valley Bank and Signature Bank late in the first quarter, fears of contagion throughout the regional banking sector and potential liquidations of bank portfolios created significant pressure on Agency RMBS prices as a result of the uncertain supply dynamic. Second, the U.S. debt ceiling standoff caused rampant speculation about the possibility of a government default and potential impacts on financial markets, especially fixed income markets. Third and finally, the Federal Reserve, reacting to persistently high inflation metrics, maintained a hawkish public stance and publicly expressed its intent to continue on a tightening cycle that the market had previously expected to conclude earlier in 2023 (and potentially reverse late in the year). Collectively, these factors caused mortgage spreads to benchmark rates to increase by late May 2023 to levels not seen since the Great Financial Crisis. Subsequent events – the debt ceiling resolution, the return of stability to the banking sector, and the FDIC’s successful liquidation of assets from seized bank portfolios – ultimately reduced a significant amount of the volatility and uncertainty from the fixed income and Agency RMBS markets, improving valuations modestly by the end of the quarter from late May 2023 lows. Despite the challenging macroeconomic backdrop, AGNC generated an economic return of 3.6% for the quarter, comprised of $0.36 of dividends declared per common share and a slight decline in tangible net book value of $0.02 per common share, ending the quarter with a tangible net book value per common share of $9.39.
The price performance of Agency RMBS varied considerably across the coupon stack during the second quarter, with lower coupon RMBS significantly outperforming higher coupons due to strong money manager demand stemming from bond fund inflows. From a total return perspective, however, the performance differences across the coupon stack were much more muted given the significantly higher yield associated with higher coupon RMBS. As a result, we continued to shift our portfolio higher in coupon during the quarter. The weighted average coupon on our fixed rate Agency RMBS and TBA securities increased 18 basis points to 4.42% as of the end of the quarter, compared to 4.24% as of March 31, 2023. The average projected life CPR on our portfolio was largely unchanged at 9.8% as of June 30, 2023, compared to 10.0% for the first quarter. Actual CPRs increased modestly for the quarter due primarily to seasonal factors, averaging 6.6% for the second quarter compared to 5.2% for the first quarter.
The short-term funding markets for Agency RMBS and U.S. Treasuries remained strong in the second quarter despite the debt ceiling concerns and significant U.S. Treasury issuance following the debt ceiling resolution. The Fed’s firmly established reverse repo and standing repo facilities together set clear upper and lower bounds for short term repo rates and provide significant liquidity and stability to the U.S. Government security funding markets. The significant Treasury issuance following the debt ceiling resolution was readily absorbed and largely offset by a decline in the Fed’s reverse repo facility balance, leaving the funding market for Agency MBS largely unaffected.
In light of continued elevated interest rate volatility, we maintained our disciplined risk management strategy throughout the second quarter. Our “at risk” leverage ratio remained at the lower end of our longer-term historical average and was unchanged at 7.2x tangible stockholders’ equity as of June 30, 2023, compared to March 31, 2023, while our average leverage decreased from 7.7x for the first quarter to 7.2x for the second quarter. In addition, our interest rate hedge position remained in excess of our Agency RMBS funding liabilities and increased slightly to 119% as of June 30, 2023, from 114% as of March 31, 2023.
We continued to maintain significant liquidity throughout the second quarter. As of June 30, 2023, our unencumbered assets totaled $4.3 billion, or 59% of our tangible stockholders' equity, which consisted of $4.3 billion of cash and unencumbered Agency RMBS and $81 million of unencumbered CRT and non-Agency securities.
Net spread and dollar roll income, excluding “catch-up” premium amortization, (a non-GAAP measure) declined $0.03 per common share to $0.67 per common share for the second quarter due to a modestly smaller average portfolio size during the quarter. Our net interest spread increased to 3.26% for the second quarter, compared to 2.88% for the prior quarter. The increase was largely due to a higher ratio of legacy, low fixed pay rate interest rate swap hedges to our funding liabilities for the quarter.
Looking ahead, we believe that one of the most favorable Agency RMBS investment environments in our fifteen-year history is now emerging. The dramatic repricing of the Agency RMBS and U.S. Treasury markets as the Fed transitioned from an ultra-accommodative monetary policy stance to its current restrictive stance appears largely complete. In addition, the interest rate environment has correspondingly begun to show signs of improvement with interest rate volatility declining from the highs of last year as the Fed approaches its terminal rate level. Declining interest rate volatility is beneficial to Agency RMBS valuations and, over time, lowers the cost of interest rate related rebalancing. Furthermore, mortgage spreads to benchmark rates appear poised to remain well above their historical average as the Fed reduces its balance sheet holdings of Agency MBS and net supply of Agency RMBS is expected to remain consistent for the foreseeable future. At current spread levels, we believe our portfolio is positioned to generate attractive returns, either through strong earnings if mortgage spreads remain at these elevated levels or a combination of favorable earnings and net book value appreciation if mortgage spreads tighten over time. With the macroeconomic and interest rate environment still unsettled, short term deviations from this promising path are possible, but we believe that AGNC is well-positioned for this favorable investment environment.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	June 30, 2022	Sept. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	June 30, 2023	June 30, 2023 vs Mar. 31, 2023		June 30, 2023 vs Dec. 31, 2022
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	1.75%	3.25%	4.50%	5.00%	5.25%	+25	bps	+75	bps
SOFR:
SOFR Rate	1.50%	2.98%	4.30%	4.87%	5.09%	+22	bps	+79	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	2.99%	4.25%	4.45%	4.06%	4.82%	+76	bps	+37	bps
5-Year Swap	2.79%	3.85%	3.75%	3.34%	3.94%	+60	bps	+19	bps
10-Year Swap	2.81%	3.59%	3.56%	3.17%	3.58%	+41	bps	+2	bps
30-Year Swap	2.66%	3.07%	3.21%	2.93%	3.20%	+27	bps	-1	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	2.96%	4.28%	4.43%	4.03%	4.90%	+87	bps	+47	bps
5-Year U.S. Treasury	3.04%	4.09%	4.01%	3.58%	4.16%	+58	bps	+15	bps
10-Year U.S. Treasury	3.02%	3.83%	3.88%	3.47%	3.84%	+37	bps	-4	bps
30-Year U.S. Treasury	3.19%	3.78%	3.97%	3.65%	3.86%	+21	bps	-11	bps
30-Year Fixed Rate Agency Price:
2.0%	$86.96	$80.91	$81.69	$82.59	$81.51	-$1.08		-$0.18
2.5%	$90.09	$83.94	$84.96	$86.16	$84.77	-$1.39		-$0.19
3.0%	$93.27	$86.97	$88.02	$89.63	$88.01	-$1.62		-$0.01
3.5%	$96.29	$89.95	$91.10	$92.82	$91.11	-$1.71		+$0.01
4.0%	$98.74	$92.73	$94.03	$95.59	$93.84	-$1.75		-$0.19
4.5%	$100.51	$95.21	$96.59	$97.92	$96.14	-$1.78		-$0.45
5.0%	$102.17	$97.39	$98.80	$99.69	$98.00	-$1.69		-$0.80
5.5%	$103.87	$99.46	$100.47	$101.00	$99.55	-$1.45		-$0.92
6.0%	$104.63	$101.61	$101.69	$102.08	$100.88	-$1.20		-$0.81
15-Year Fixed Rate Agency Price:
1.5%	$91.16	$85.61	$86.84	$87.95	$86.30	-$1.65		-$0.54
2.0%	$93.52	$88.06	$89.28	$90.36	$88.61	-$1.75		-$0.67
2.5%	$95.70	$90.50	$91.80	$92.83	$90.98	-$1.85		-$0.82
3.0%	$97.82	$92.89	$93.85	$94.83	$93.32	-$1.51		-$0.53
3.5%	$99.52	$94.49	$95.93	$96.68	$95.14	-$1.54		-$0.79
4.0%	$100.95	$96.43	$97.75	$98.41	$96.59	-$1.82		-$1.16
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	June 30, 2022	Sept. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	June 30, 2023	June 30, 2023 vs Mar. 31, 2023		June 30, 2023 vs Dec. 31, 2022
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	134	159	138	147	147	—		+9
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	136	185	151	158	179	+21		+28
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	136	171	145	152	163	+11		+18
30-Year Agency Current Coupon Yield	4.38%	5.68%	5.39%	5.05%	5.63%	+58	bps	+24	bps
30-Year Mortgage Rate	5.79%	6.72%	6.52%	6.40%	6.78%	+38	bps	+26	bps
Credit Spread (in bps): [2]
CRT M2	544	633	514	423	360	-63		-154
CMBS AAA	131	145	127	172	153	-19		+26
CDX IG	101	108	82	76	66	-10		-16
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of June 30, 2023 and December 31, 2022, our investment portfolio totaled $58.0 billion and $59.5 billion, respectively, consisting of: $47.8 billion and $40.9 billion investment securities, at fair value, respectively; $10.2 billion and $18.6 billion net TBA securities, at fair value, respectively. The following table is a summary of our investment securities as of June 30, 2023 and December 31, 2022 (dollars in millions):

	June 30, 2023				December 31, 2022
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$1,509	$1,392	3.22%	2%	$1,718	$1,597	3.25%	3%
15-year TBA securities	389	387	5.00%	1%	—	—	—%	—%
Total ≤ 15-year	1,898	1,779	3.59%	3%	1,718	1,597	3.25%	3%
20-year RMBS	1,521	1,299	2.50%	2%	1,601	1,365	2.51%	2%
30-year:
30-year RMBS	46,843	43,559	4.31%	75%	39,727	36,207	3.89%	61%
30-year TBA securities, net [2]	9,931	9,841	5.40%	17%	18,407	18,574	4.84%	31%
Total 30-year	56,774	53,400	4.50%	92%	58,134	54,781	4.20%	92%
Total fixed rate Agency RMBS and TBA securities	60,193	56,478	4.42%	97%	61,453	57,743	4.13%	97%
Adjustable rate Agency RMBS	262	256	4.66%	—%	126	122	3.72%	—%
CMO Agency RMBS:
CMO	141	133	3.23%	—%	136	129	3.20%	—%
Interest-only strips	43	37	1.87%	—%	46	41	2.15%	—%
Principal-only strips	29	27	—%	—%	31	29	—%	—%
Total CMO Agency RMBS	213	197	2.09%	—%	213	199	2.25%	1%
Total Agency RMBS and TBA securities	60,668	56,931	4.40%	98%	61,792	58,064	4.12%	98%
Non-Agency RMBS [1]	55	43	4.90%	—%	111	90	4.52%	—%
CMBS	309	282	6.90%	—%	605	567	6.06%	1%
CRT	694	711	9.83%	1%	779	757	8.48%	1%
Total investment securities	$61,726	$57,967	4.47%	100%	$63,287	$59,478	4.18%	100%
________________________________
1.Table excludes other mortgage credit investments of $28 million and $25 million as of June 30, 2023 and December 31, 2022, respectively, accounted for under the equity method of accounting.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of June 30, 2023 and December 31, 2022, our TBA securities had a net carrying value of $(92) million and $167 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of June 30, 2023 and December 31, 2022, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 3.78% and 3.37%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of June 30, 2023 and December 31, 2022 (dollars in millions):

	June 30, 2023
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	284	298	259	100%	2.42%	105.0%	1.28%	41	9%
3.0% - 4.0%	1,185	1,209	1,131	98%	3.40%	102.0%	2.74%	64	12%
≥ 4.5%	392	391	389	—%	5.00%	102.1%	2.69%	149	20%
Total ≤ 15-year	1,861	1,898	1,779	77%	3.59%	102.6%	2.45%	60	11%
20-year:
≤ 2.5%	1,162	1,203	1,003	—%	2.15%	103.5%	1.59%	34	5%
3.0% - 4.0%	227	234	217	85%	3.60%	102.6%	2.91%	96	10%
≥ 4.5%	80	84	79	99%	4.50%	105.0%	3.18%	79	12%
Total 20-year:	1,469	1,521	1,299	20%	2.50%	103.5%	1.88%	46	6%
30-year:
≤ 2.5%	4,627	4,767	3,867	35%	2.25%	101.9%	1.96%	27	6%
3.0% - 4.0%	15,145	15,803	14,217	86%	3.71%	104.3%	2.95%	77	9%
≥ 4.5%	35,715	36,204	35,316	35%	5.13%	102.0%	4.65%	17	11%
Total 30-year	55,487	56,774	53,400	49%	4.50%	102.8%	3.79%	38	10%
Total fixed rate	$58,817	$60,193	$56,478	49%	4.42%	102.8%	3.69%	39	10%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of June 30, 2023, lower balance specified pools had a weighted average original loan balance of $123,000 and $146,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 138% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of June 30, 2023.

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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of June 30, 2023 and December 31, 2022, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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

Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of June 30, 2023 and December 31, 2022 and condensed consolidated statements of comprehensive income and key statistics for the three and six months ended June 30, 2023 and 2022 (in millions, except per share amounts):

	June 30,	December 31,
Balance Sheet Data	2023	2022
Investment securities, at fair value of $47,739 and $40,904, respectively, and other mortgage credit investments	$47,767	$40,929
Total assets	$60,518	$51,748
Repurchase agreements and other debt	$42,116	$36,357
Total liabilities	$52,640	$43,878
Total stockholders' equity	$7,878	$7,870
Net book value per common share [1]	$10.26	$10.76
Tangible net book value per common share [2]	$9.39	$9.84

	Three Months Ended June 30,		Six Months Ended June 30,
Statement of Comprehensive Income Data (Unaudited)	2023	2022	2023	2022
Interest income	$457	$395	$808	$870
Interest expense	526	80	975	107
Net interest income	(69)	315	(167)	763
Other gain (loss), net	378	(729)	347	(1,807)
Operating expenses	23	20	45	41
Net income (loss)	286	(434)	135	(1,085)
Dividends on preferred stock	31	25	61	50
Net income (loss) available (attributable) to common stockholders	$255	$(459)	$74	$(1,135)

Net income (loss)	$286	$(434)	$135	$(1,085)
Other comprehensive income (loss), net	(65)	(245)	77	(736)
Comprehensive income (loss)	221	(679)	212	(1,821)
Dividends on preferred stock	31	25	61	50
Comprehensive income (loss) available (attributable) to common stockholders	$190	$(704)	$151	$(1,871)

Weighted average number of common shares outstanding - basic	598.8	526.2	589.1	525.3
Weighted average number of common shares outstanding - diluted	599.7	526.2	590.1	525.3
Net income (loss) per common share - basic	$0.43	$(0.87)	$0.13	$(2.16)
Net income (loss) per common share - diluted	$0.43	$(0.87)	$0.13	$(2.16)
Comprehensive income (loss) per common share - basic	$0.32	$(1.34)	$0.26	$(3.56)
Comprehensive income (loss) per common share - diluted	$0.32	$(1.34)	$0.26	$(3.56)
Dividends declared per common share	$0.36	$0.36	$0.72	$0.72

	Three Months Ended June 30,		Six Months Ended June 30,
Other Data (Unaudited) *	2023	2022	2023	2022
Average investment securities - at par	$47,711	$49,453	$47,043	$50,601
Average investment securities - at cost	$49,119	$51,089	$48,497	$52,264
Average net TBA dollar roll position - at cost	$9,985	$19,653	$13,896	$21,618
Average total assets - at fair value	$62,469	$65,274	$60,391	$66,197
Average repurchase agreements and other debt outstanding [3]	$41,546	$42,997	$40,690	$44,774
Average stockholders' equity [4]	$7,712	$8,525	$7,896	$9,051
Average tangible net book value "at risk" leverage [5]	7.2:1	7.8:1	7.4:1	7.8:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.2:1	7.4:1	7.2:1	7.4:1
Economic return on tangible common equity - unannualized [7]	3.6%	(10.1)%	2.7%	(22.9)%
Expenses % of average total assets - annualized	0.15%	0.12%	0.15%	0.12%
Expenses % of average assets, including average net TBA position - annualized	0.13%	0.09%	0.12%	0.09%
Expenses % of average stockholders' equity - annualized	1.19%	0.94%	1.14%	0.91%
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and six months ended June 30, 2023 and 2022, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$502	4.21%	$395	3.19%	$973	4.14%	$792	3.13%
Net premium amortization benefit (cost)	(45)	(0.49)%	—	(0.10)%	(165)	(0.81)%	78	0.20%
Interest income (GAAP measure)	457	3.72%	395	3.09%	808	3.33%	870	3.33%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(11)	(0.09)%	(66)	(0.51)%	58	0.24%	(225)	(0.86)%
Interest income, excluding "catch-up" premium amortization	446	3.63%	329	2.58%	866	3.57%	645	2.47%
TBA dollar roll income - implied interest income [1,2]	129	5.18%	180	3.66%	349	5.03%	303	2.80%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$575	3.89%	$509	2.88%	$1,215	3.90%	$948	2.57%

Weighted average actual portfolio CPR for investment securities held during the period	6.6%		12.4%		5.9%		13.5%
Weighted average projected CPR for the remaining life of investment securities held as of period end	9.8%		7.2%		9.8%		7.2%
30-year fixed rate mortgage rate as of period end [4]	6.78%		5.79%		6.78%		5.79%
10-year U.S. Treasury rate as of period end [4]	3.84%		3.02%		3.84%		3.02%

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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and six months ended June 30, 2023 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended June 30, 2023 vs. June 30, 2022
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$62	$(15)	$77
Estimated "catch-up" premium amortization due to change in CPR forecast	55	—	55
Interest income, excluding "catch-up" premium amortization	117	(15)	132
TBA dollar roll income - implied interest income	(51)	(89)	38
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$66	$(104)	$170

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$(62)	$(63)	$1
Estimated "catch-up" premium amortization due to change in CPR forecast	283	—	283
Interest income, excluding "catch-up" premium amortization	221	(63)	284
TBA dollar roll income - implied interest income	46	(108)	154
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$267	$(171)	$438
Our average investment portfolio, inclusive of TBAs (at cost), decreased 16% for the three and six months ended June 30, 2023 compared to the respective prior year periods primarily due to a decline in stockholders' equity. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 101 and 133 basis points for the three and six months ended June 30, 2023, respectively, mostly due to changes in our asset composition as we shifted the portfolio higher in coupon.
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

	Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
June 30, 2023	$41,546	$42,408	$40,962	$9,985	$10,320	7.2:1	7.2:1
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
December 31, 2022	$35,486	$39,399	$36,002	$18,988	$18,407	7.8:1	7.4:1
September 30, 2022	$40,530	$41,834	$39,169	$20,331	$19,116	8.1:1	8.7:1
June 30, 2022	$42,997	$44,243	$41,406	$19,653	$16,001	7.8:1	7.4:1
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and six months ended June 30, 2023 and 2022 (dollars in millions), which includes the combination of interest expense on Agency repurchase agreements and other debt (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost (benefit):

	Three Months Ended June 30,				Six Months Ended June 30,
	2023		2022		2023		2022
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Repurchase agreement and other debt - interest expense (GAAP measure)	$526	5.01%	$80	0.74%	$975	4.77%	$107	0.48%
TBA dollar roll income - implied interest expense (benefit) [2,3]	123	4.89%	(2)	(0.04)%	325	4.66%	(31)	(0.29)%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	649	4.98%	78	0.49%	1,300	4.74%	76	0.23%
Interest rate swap periodic cost (benefit), net [2,5,6]	(567)	(4.35)%	(56)	(0.35)%	(1,071)	(3.90)%	(38)	(0.11)%
Total economic interest expense (non-GAAP measure)	$82	0.63%	$22	0.14%	$229	0.84%	$38	0.12%
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
6.In 2023, we began reporting price alignment interest income (expense) ("PAI") on interest swap margin deposits posted by or (to) us in other interest income (expense), net. PAI was previously reported in interest rate swap periodic cost (benefit). Both current and former categorizations are components of net spread and dollar roll income. Prior year amounts have been reclassified and our economic interest expense and cost of funds have been restated to conform to the current period's presentation.

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and six months ended June 30, 2023 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended June 30, 2023 vs. June 30, 2022
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$446	$(3)	$449
TBA dollar roll income - implied interest benefit/expense	125	1	124
Interest rate swap periodic income/cost	(511)	2	(513)
Total change in economic interest benefit/expense	$60	$—	$60

		Due to Change in Average
Six months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Repurchase agreements and other debt interest expense	$868	$(10)	$878
TBA dollar roll income - implied interest benefit/expense	356	11	345
Interest rate swap periodic income/cost	(1,033)	2	(1,035)
Total change in economic interest benefit/expense	$191	$3	$188
Our average mortgage borrowings, inclusive of TBAs, decreased 18% for the three and six months ended June 30, 2023 due to a decline in our asset base. The average interest rate on our mortgage borrowings, excluding the impact interest rate swap period income/cost, increased 449 and 451 basis points for the three and six months ended June 30, 2023, respectively, due to higher short-term interest rates.
Interest rate swap periodic income increased for the three and six months ended June 30, 2023 primarily due to higher receive rates on our pay-fixed swaps. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for the three and six months ended June 30, 2023 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended June 30,		Six Months Ended June 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2023	2022	2023	2022
Average Agency repo and other debt outstanding	$41,546	$42,997	$40,690	$44,774
Average net TBA dollar roll position outstanding - at cost	$9,985	$19,653	$13,896	$21,618
Average mortgage borrowings outstanding	$51,531	$62,650	$54,586	$66,392
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$48,436	$49,800	$48,837	$51,164
Ratio of average interest rate swaps to mortgage borrowings outstanding	94%	79%	89%	77%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.44%	0.27%	0.45%	0.25%
Average interest rate swap receive-floating rate	(5.07)%	(0.71)%	(4.81)%	(0.40)%
Average interest rate swap net pay/(receive) rate	(4.63)%	(0.44)%	(4.36)%	(0.15)%
For the three and six months ended June 30, 2023, we had an average forward starting net pay and (receive) fixed rate swap balance of $(12) million and $45 million, respectively, and for the three and six months ended June 30, 2022 of $34 million and $46 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and six months ended June 30, 2023 and 2022:

	Three Months Ended June 30,		Six Months Ended June 30,
Investment and TBA Securities - Net Interest Spread	2023	2022	2023	2022
Average asset yield, excluding "catch-up" premium amortization	3.89%	2.88%	3.90%	2.57%
Average aggregate cost of funds	(0.63)%	(0.14)%	(0.84)%	(0.12)%
Average net interest spread, excluding "catch-up" premium amortization	3.26%	2.74%	3.06%	2.45%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and six months ended June 30, 2023 and 2022 (dollars in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
Comprehensive income (loss) available (attributable) to common stockholders	$190	$(704)	$151	$(1,871)
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	255	946	336	1,288
Unrealized (gain) loss on investment securities measured at fair value through net income, net	363	987	(231)	3,519
Gain on derivative instruments and other securities, net	(996)	(1,204)	(452)	(3,000)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	65	245	(77)	736
Other adjustments:
TBA dollar roll income, net [1]	6	182	24	334
Interest rate swap periodic income (cost), net [1,4]	567	56	1,071	38
Other interest income (expense), net [1,3,4]	(35)	(7)	(68)	(7)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	415	501	754	1,037
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [2]	(11)	(66)	58	(225)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$404	$435	$812	$812

Weighted average number of common shares outstanding - basic	598.8	526.2	589.1	525.3
Weighted average number of common shares outstanding - diluted	599.7	527.1	590.1	526.4
Net spread and dollar roll income per common share - basic	$0.69	$0.95	$1.28	$1.97
Net spread and dollar roll income per common share - diluted	$0.69	$0.95	$1.28	$1.97
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.67	$0.83	$1.38	$1.55
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.67	$0.83	$1.38	$1.54
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
4.In 2023, we began reporting PAI in other interest income (expense), net. PAI was previously reported in interest rate swap periodic income (cost). Prior year amounts have been reclassified to conform to the current period's presentation.
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
Gain (Loss) on Investment Securities, Net [1]	2023	2022	2023	2022
Loss on sale of investment securities, net	$(255)	$(946)	$(336)	$(1,288)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	(363)	(987)	231	(3,519)
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	(65)	(245)	77	(736)
Total loss on investment securities, net	$(683)	$(2,178)	$(28)	$(5,543)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and six months ended June 30, 2023 and 2022 (in millions):

	Three Months Ended June 30,		Six Months Ended June 30,
	2023	2022	2023	2022
TBA securities, dollar roll income	$6	$182	$24	$334
TBA securities, mark-to-market loss	(142)	(786)	(48)	(2,172)
Interest rate swaps, periodic cost [1]	567	56	1,071	38
Interest rate swaps, mark-to-market gain	290	765	(446)	2,740
Credit default swaps - buy protection	(5)	21	(8)	21
Payer swaptions	26	309	(40)	672
U.S. Treasury securities - short position	234	483	77	1,088
U.S. Treasury securities - long position	(130)	25	(55)	(29)
U.S. Treasury futures contracts - short position	212	139	(23)	335
SOFR futures contracts - long position	(16)	—	(19)	—
Other interest income (expense), net [1]	(35)	(7)	(68)	(7)
Other gain (loss), net	(11)	17	(13)	(20)
Total gain (loss) on derivative instruments and other securities, net	$996	$1,204	$452	$3,000
________________________________
1.In 2023, we began reporting PAI in other interest income (expense), net. PAI was previously reported in interest rate swap periodic income (cost). Prior year amounts have been reclassified to conform to the current period's presentation.
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.2x and 7.4x as of June 30, 2023 and December 31, 2022, respectively. The following table includes a summary of our mortgage borrowings outstanding as of June 30, 2023 and December 31, 2022 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	June 30, 2023		December 31, 2022
Mortgage Borrowings	Amount	%	Amount	%
Agency repurchase agreements [1,2]	$40,875	80%	$35,907	66%
Debt of consolidated variable interest entities, at fair value	87	—%	95	—%
Total debt	40,962	80%	36,002	66%
TBA and forward settling non-Agency securities, at cost	10,320	20%	18,407	34%
Total mortgage borrowings	$51,282	100%	$54,409	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $1,154 million and $355 million as of June 30, 2023 and December 31, 2022, respectively.
2.As of June 30, 2023 and December 31, 2022, 43% and 48%, respectively, of our repurchase agreements, including 44% and 48% or our Agency repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
Our primary financing sources are collateralized borrowings structured as repurchase agreements. We enter into repurchase agreements, or "repo," through bi-lateral arrangements with financial institutions and independent dealers. We also enter into third-party repurchase agreements through our wholly-owned registered broker-dealer subsidiary, Bethesda Securities, LLC, such as tri-party repo offered through the FICC's GCF Repo service. We manage our repurchase agreement funding position through a variety of methods, including diversification of counterparties, maintaining a suitable maturity profile and utilization of interest rate hedging strategies. We also use TBA dollar roll transactions as a means of synthetically financing Agency RMBS.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of June 30, 2023, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of June 30, 2023, approximately 18% our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio, primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 6%.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the six months ended June 30, 2023, haircuts on our repo funding arrangements remained stable. As of June 30, 2023, the weighted average haircut on our repurchase agreements was approximately 3.6% of the value of our collateral, compared to 3.7% as of December 31, 2022.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of June 30, 2023, our unencumbered assets totaled approximately $4.3 billion, or 59% of tangible equity, consisting of $4.3 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $4.4 billion of unencumbered assets, or 60% of tangible equity, as of December 31, 2022, consisting of $4.3 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of June 30, 2023, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 8% of our tangible stockholders' equity. As of June 30, 2023, less than 8% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of June 30, 2023, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
Capital Markets
The equity capital markets serve as a source of capital to grow our business and to meet potential liquidity needs of our business. The availability of equity capital is dependent on market conditions and investor demand for our common and preferred stock. We will typically not issue common stock at times when we believe the capital raised will not be accretive to our tangible net book value or earnings, and we will typically not issue preferred equity when its cost exceeds acceptable hurdle rates of return on our equity. We may also be unable to raise additional equity capital at suitable times or on favorable terms. Furthermore, when the trading price of our common stock is less than our estimate of our current tangible net book value per common share, among other conditions, we may repurchase shares of our common stock. Please refer to Note 9 of our Consolidated Financial Statements in this Form 10-Q for further details regarding our recent equity capital transactions, if any.
OFF-BALANCE SHEET ARRANGEMENTS
As of June 30, 2023, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of June 30, 2023, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
•the availability and terms of financing and our hedge positions;
•changes in the market value of our assets, including from changes in net interest spreads, market liquidity or depth, and changes in our "at risk" leverage or hedge positions;
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.4 years as of June 30, 2023, compared to 0.4 years as of December 31, 2022.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of June 30, 2023 and December 31, 2022 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of June 30, 2023 and December 31, 2022.
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

Interest Rate Sensitivity [1,2]
	June 30, 2023		December 31, 2022
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	0.0%	+0.3%	+0.1%	+1.4%
-50 Basis Points	+0.1%	+0.9%	+0.1%	+1.5%
-25 Basis Points	0.1%	+0.7%	0.1%	1.0%
+25 Basis Points	-0.1%	-1.3%	-0.1%	-1.4%
+50 Basis Points	-0.3%	-3.1%	-0.3%	-3.3%
+75 Basis Points	-0.5%	-5.4%	-0.5%	-5.4%
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
As of June 30, 2023 and December 31, 2022, our investment securities (excluding TBAs) had a weighted average projected CPR of 9.8% and 7.4%, respectively, and a weighted average yield of 3.78% and 3.37%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	June 30, 2023		December 31, 2022
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	12.3%	3.72%	8.3%	3.33%
-50 Basis Points	11.3%	3.74%	7.9%	3.34%
-25 Basis Points	10.5%	3.76%	7.6%	3.36%
Actual as of Period End	9.8%	3.78%	7.4%	3.37%
+25 Basis Points	9.0%	3.79%	7.2%	3.38%
+50 Basis Points	8.5%	3.81%	7.0%	3.39%
+75 Basis Points	8.2%	3.83%	6.9%	3.40%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of June 30, 2023 and December 31, 2022 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.0 and 5.8 years as of June 30, 2023 and December 31, 2022, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	June 30, 2023		December 31, 2022
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.5%	+25.6%	+2.9%	+30.6%
-25 Basis Points	+1.3%	+12.8%	+1.5%	+15.3%
-10 Basis Points	+0.5%	+5.1%	+0.6%	+6.1%
+10 Basis Points	-0.5%	-5.1%	-0.6%	-6.1%
+25 Basis Points	-1.3%	-12.8%	-1.5%	-15.3%
+50 Basis Points	-2.5%	-25.6%	-2.9%	-30.6%
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
As of June 30, 2023, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of June 30, 2023, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 4% and 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of June 30, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended June 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
Item 6.     Exhibits and Financial Statement Schedules
(a) Exhibit Index
Exhibit No.    Description
*3.1    AGNC Investment Corp. Amended and Restated Certificate of Incorporation, as amended, incorporated by reference from Exhibit 3.1 of Form 10-K for the year ended December 31, 2021 (File No. 001-34057), filed February 23, 2022.
*3.2    AGNC Investment Corp. Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of Form 8-K (File No. 001-34057), filed July 21, 2023.
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
*4.2    Instruments defining the rights of holders of securities: See Article VI of our Amended and Restated Bylaws, as amended, incorporated herein by reference to Exhibit 3.1 of Form 8-K, filed July 21, 2023.
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
14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 20, 2023, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	August 3, 2023

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	August 3, 2023