Form 10-Q
period 2023-09-30
AGNC Investment Corp.
filed 2023-11-06
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-Q

☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the quarterly period ended September 30, 2023
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of October 31, 2023 was 671,105,859.

AGNC INVESTMENT CORP.

PART I. FINANCIAL INFORMATION
Item 1. Financial Statements
AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	September 30, 2023	December 31, 2022
	(Unaudited)
Assets:
Agency securities, at fair value (including pledged securities of $52,250 and $35,800, respectively)	$55,758	$39,346
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	120	144
Credit risk transfer securities, at fair value (including pledged securities of $709 and $703, respectively)	736	757
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $253 and $605, respectively)	353	682
U.S. Treasury securities, at fair value (including pledged securities of $246 and $353, respectively)	246	353
Cash and cash equivalents	493	1,018
Restricted cash	1,389	1,316
Derivative assets, at fair value	413	617
Receivable for investment securities sold (including pledged securities of $273 and $119, respectively)	311	120
Receivable under reverse repurchase agreements	8,900	6,622
Goodwill	526	526
Other assets	746	247
Total assets	$69,991	$51,748
Liabilities:
Repurchase agreements	$52,107	$36,262
Debt of consolidated variable interest entities, at fair value	80	95
Payable for investment securities purchased	701	302
Derivative liabilities, at fair value	80	99
Dividends payable	109	100
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	9,022	6,534
Other liabilities	442	486
Total liabilities	62,541	43,878
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 648.0 and 574.6 shares issued and outstanding, respectively	6	6
Additional paid-in capital	14,901	14,186
Retained deficit	(8,283)	(7,284)
Accumulated other comprehensive income (loss)	(808)	(672)
Total stockholders' equity	7,450	7,870
Total liabilities and stockholders' equity	$69,991	$51,748
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(Unaudited)
(in millions, except per share data)

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Interest income:
Interest income	$593	$373	$1,401	$1,243
Interest expense	646	196	1,621	303
Net interest income	(53)	177	(220)	940
Other gain (loss), net:
Loss on sale of investment securities, net	(534)	(560)	(870)	(1,848)
Unrealized loss on investment securities measured at fair value through net income, net	(1,356)	(1,738)	(1,125)	(5,257)
Gain on derivative instruments and other investments, net	1,574	1,474	2,026	4,474
Total other gain (loss), net:	(316)	(824)	31	(2,631)
Expenses:
Compensation and benefits	14	11	42	36
Other operating expense	9	8	26	24
Total operating expense	23	19	68	60
Net loss	(392)	(666)	(257)	(1,751)
Dividends on preferred stock	31	26	92	76
Net income (loss) available (attributable) to common stockholders	$(423)	$(692)	$(349)	$(1,827)

Net loss	$(392)	$(666)	$(257)	$(1,751)
Unrealized loss on investment securities measured at fair value through other comprehensive loss, net	(213)	(372)	(136)	(1,108)
Comprehensive loss	(605)	(1,038)	(393)	(2,859)
Dividends on preferred stock	31	26	92	76
Comprehensive loss attributable to common stockholders	$(636)	$(1,064)	$(485)	$(2,935)

Weighted average number of common shares outstanding - basic	622.0	528.7	600.2	526.4
Weighted average number of common shares outstanding - diluted	622.0	528.7	600.2	526.4
Net income (loss) per common share - basic	$(0.68)	$(1.31)	$(0.58)	$(3.47)
Net income (loss) per common share - diluted	$(0.68)	$(1.31)	$(0.58)	$(3.47)
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(Unaudited)
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, June 30, 2022	$1,489	522.7	$5	$13,707	$(6,726)	$(435)	$8,040
Net loss	—	—	—	—	(666)	—	(666)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(372)	(372)
Stock-based compensation, net	—	—	—	4	—	—	4
Issuance of preferred stock, net of offering cost	145	—	—	—	—	—	145
Issuance of common stock	—	28.6	1	288	—	—	289
Preferred dividends declared	—	—	—	—	(26)	—	(26)
Common dividends declared	—	—	—	—	(192)	—	(192)
Balance, September 30, 2022	$1,634	551.3	$6	$13,999	$(7,610)	$(807)	$7,222

Balance, June 30, 2023	$1,634	603.3	$6	$14,466	$(7,633)	$(595)	$7,878
Net loss	—	—	—	—	(392)	—	(392)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(213)	(213)
Stock-based compensation, net	—	—	—	3	—	—	3
Issuance of common stock	—	44.7	—	432	—	—	432
Preferred dividends declared	—	—	—	—	(31)	—	(31)
Common dividends declared	—	—	—	—	(227)	—	(227)
Balance, September 30, 2023	$1,634	648.0	$6	$14,901	$(8,283)	$(808)	$7,450

Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(1,751)	—	(1,751)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(1,108)	(1,108)
Stock-based compensation, net	—	1.1	—	2	—	—	2
Issuance of preferred stock	145	—	—	—	—	—	145
Issuance of common stock	—	32.7	1	338	—	—	339
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(76)	—	(76)
Common dividends declared	—	—	—	—	(569)	—	(569)
Balance, September 30, 2022	$1,634	551.3	$6	$13,999	$(7,610)	$(807)	$7,222

Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net loss	—	—	—	—	(257)	—	(257)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(136)	(136)
Stock-based compensation, net	—	0.9	—	6	—	—	6
Issuance of common stock	—	72.5	—	709	—	—	709
Preferred dividends declared	—	—	—	—	(92)	—	(92)
Common dividends declared	—	—	—	—	(650)	—	(650)
Balance, September 30, 2023	$1,634	648.0	$6	$14,901	$(8,283)	$(808)	$7,450
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(Unaudited)
(in millions)

	Nine Months Ended September 30,
	2023	2022
Operating activities:
Net loss	$(257)	$(1,751)
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	185	(42)
Stock-based compensation, net	6	2
Loss on sale of investment securities, net	870	1,848
Unrealized loss on investment securities measured at fair value through net income, net	1,125	5,257
Gain on derivative instruments and other securities, net	(2,026)	(4,474)
Increase in other assets	(75)	(59)
Increase in other liabilities	85	138
Net cash (used in) provided by operating activities	(87)	919
Investing activities:
Purchases of Agency mortgage-backed securities	(27,386)	(20,847)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(299)	(1,132)
Proceeds from sale of Agency mortgage-backed securities	5,675	18,100
Proceeds from sale of credit risk transfer and non-Agency securities	650	841
Principal collections on Agency mortgage-backed securities	3,158	5,514
Principal collections on credit risk transfer and non-Agency securities	56	186
Payments on U.S. Treasury securities	(24,576)	(17,946)
Proceeds from U.S. Treasury securities	26,973	16,584
Net proceeds from (payments on) reverse repurchase agreements	(1,938)	2,966
Net proceeds from derivative instruments	1,515	3,754
Net cash (used in) provided by investing activities	(16,172)	8,020
Financing activities:
Proceeds from repurchase arrangements	2,590,724	1,749,235
Payments on repurchase agreements	(2,574,879)	(1,756,310)
Payments on debt of consolidated variable interest entities	(14)	(19)
Net proceeds from preferred stock issuances	—	145
Net proceeds from common stock issuances	709	339
Payments for common stock repurchases	—	(51)
Cash dividends paid	(733)	(641)
Net cash provided by (used in) financing activities	15,807	(7,302)
Net change in cash, cash equivalents and restricted cash	(452)	1,637
Cash, cash equivalents and restricted cash at beginning of period	2,334	1,525
Cash, cash equivalents and restricted cash at end of period	$1,882	$3,162
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

Note 3. Investment Securities
As of September 30, 2023 and December 31, 2022, our investment portfolio consisted of $56.9 billion and $40.9 billion investment securities, at fair value, respectively, $2.4 billion and $18.6 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $45 million and $25 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $(31) million and $167 million as of September 30, 2023 and December 31, 2022, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of September 30, 2023 and December 31, 2022, our investment securities had a net unamortized premium balance of $1.1 billion and $1.5 billion, respectively.

The following tables summarize our investment securities as of September 30, 2023 and December 31, 2022, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	September 30, 2023		December 31, 2022
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$60,601	$55,408	$43,046	$39,169
Adjustable rate	298	288	126	122
CMO	133	123	136	129
Interest-only and principal-only strips	70	59	77	70
Total Agency RMBS	61,102	55,878	43,385	39,490
Non-Agency RMBS [1]	54	40	111	90
CMBS	298	268	605	567
CRT securities	702	736	779	757
Total investment securities	$62,156	$56,922	$44,880	$40,904

	September 30, 2023
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$4,066	$1,224	$1	$—	$—	$—	$5,291
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	223	71	—	—	—	—	294
Amortized cost	4,288	1,295	1	—	—	—	5,584
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(616)	(192)	—	—	—	—	(808)
Total available-for-sale securities, at fair value	3,672	1,103	1	—	—	—	4,776
Securities remeasured at fair value through earnings:
Par value	34,333	20,318	33	56	304	699	55,743
Unamortized discount	(212)	(100)	(1)	(3)	(7)	(9)	(332)
Unamortized premium	769	378	—	1	1	12	1,161
Amortized cost	34,890	20,596	32	54	298	702	56,572
Gross unrealized gains	1	1	—	—	2	35	39
Gross unrealized losses	(2,900)	(1,516)	(2)	(14)	(32)	(1)	(4,465)
Total securities remeasured at fair value through earnings	31,991	19,081	30	40	268	736	52,146
Total securities, at fair value	$35,663	$20,184	$31	$40	$268	$736	$56,922
Weighted average coupon as of September 30, 2023	4.58%	4.77%	4.51%	4.87%	7.03%	10.28%	4.73%
Weighted average yield as of September 30, 2023 [2]	4.20%	4.47%	4.83%	4.68%	7.12%	9.58%	4.37%

	December 31, 2022
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$4,696	$1,535	$1	$—	$—	$—	$6,232
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	275	93	—	—	—	—	368
Amortized cost	4,970	1,628	1	—	—	—	6,599
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(500)	(172)	—	—	—	—	(672)
Total available-for-sale securities, at fair value	4,470	1,456	1	—	—	—	5,927
Securities remeasured at fair value through earnings:
Par value	24,231	11,444	2	112	609	773	37,171
Unamortized discount	(61)	(37)	—	(4)	(8)	(6)	(116)
Unamortized premium	855	352	—	3	4	12	1,226
Amortized cost	25,025	11,759	2	111	605	779	38,281
Gross unrealized gains	13	8	—	—	—	8	29
Gross unrealized losses	(2,307)	(937)	—	(21)	(38)	(30)	(3,333)
Total securities remeasured at fair value through earnings	22,731	10,830	2	90	567	757	34,977
Total securities, at fair value	$27,201	$12,286	$3	$90	$567	$757	$40,904
Weighted average coupon as of December 31, 2022	3.79%	3.92%	4.66%	4.52%	6.06%	8.48%	3.94%
Weighted average yield as of December 31, 2022 [2]	3.17%	3.41%	2.58%	4.34%	6.02%	7.93%	3.37%
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $45 million and $25 million as of September 30, 2023 and December 31, 2022, respectively.
2.Incorporates a weighted average future constant prepayment rate assumption of 8.3% and 7.4% based on forward rates as of September 30, 2023 and December 31, 2022, respectively.
As of September 30, 2023 and December 31, 2022, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	September 30, 2023			December 31, 2022
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$—	$9	$—	$9	$184
AA	—	2	32	2	3	117
A	10	4	34	16	13	38
BBB	92	16	48	91	40	65
BB	236	7	78	299	13	91
B	31	2	49	72	2	58
Not Rated	367	9	18	277	10	14
Total	$736	$40	$268	$757	$90	$567
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $45 million and $25 million as of September 30, 2023 and December 31, 2022, respectively.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of September 30, 2023 and December 31, 2022, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 8.3% and 7.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of September 30, 2023 and December 31, 2022 according to their estimated weighted average life classification (dollars in millions):

	September 30, 2023				December 31, 2022
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$451	$481	6.20%	5.75%	$512	$537	5.19%	4.66%
> 3 years and ≤ 5 years	1,710	1,835	4.97%	4.16%	2,643	2,824	4.57%	3.79%
> 5 years and ≤10 years	49,139	53,782	4.70%	4.32%	30,958	33,985	3.96%	3.30%
> 10 years	5,622	6,058	4.81%	4.76%	6,791	7,534	3.56%	3.43%
Total	$56,922	$62,156	4.73%	4.37%	$40,904	$44,880	3.94%	3.37%
 ________________________________
1.Table excludes other mortgage credit investments of $45 million and $25 million as of September 30, 2023 and December 31, 2022, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of September 30, 2023 and December 31, 2022 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
September 30, 2023	$—	$—	$4,755	$(808)	$4,755	$(808)
December 31, 2022	$5,846	$(665)	$52	$(7)	$5,898	$(672)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for the three and nine months ended September 30, 2023 and 2022 by investment classification of accounting (in millions):

	Three Months Ended September 30,
	2023			2022
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$—	$(3,175)	$(3,175)	$3	$(5,901)	$(5,898)
Proceeds from investment securities sold [1]	—	2,641	2,641	(3)	5,341	5,338
Net gain (loss) on sale of investment securities	$—	$(534)	$(534)	$—	$(560)	$(560)

Gross gain on sale of investment securities	$—	$4	$4	$—	$4	$4
Gross loss on sale of investment securities	—	(538)	(538)	—	(564)	(564)
Net gain (loss) on sale of investment securities	$—	$(534)	$(534)	$—	$(560)	$(560)

	Nine Months Ended September 30,
	2023			2022
Investment Securities	Available-for-Sale Securities [2]	Fair Value Option Securities	Total	Available-for-Sale Securities [2]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(418)	$(6,968)	$(7,386)	$(600)	$(21,358)	$(21,958)
Proceeds from investment securities sold [1]	370	6,146	6,516	576	19,534	20,110
Net gain (loss) on sale of investment securities	$(48)	$(822)	$(870)	$(24)	$(1,824)	$(1,848)

Gross gain on sale of investment securities	$—	$15	$15	$2	$8	$10
Gross loss on sale of investment securities	(48)	(837)	(885)	(26)	(1,832)	(1,858)
Net gain (loss) on sale of investment securities	$(48)	$(822)	$(870)	$(24)	$(1,824)	$(1,848)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of September 30, 2023, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.
As of September 30, 2023 and December 31, 2022, we had $52.1 billion and $36.3 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023			December 31, 2022
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment securities repo
≤ 1 month	$43,439	5.46%	11	$26,712	4.42%	12
> 1 to ≤ 3 months	8,211	5.50%	42	7,762	4.48%	38
> 3 to ≤ 6 months	201	5.32%	142	1,433	1.42%	141
Investment securities repo	51,851	5.47%	16	35,907	4.31%	23
U.S. Treasury repo:
≤ 1 month	256	5.41%	2	355	4.37%	3
Total	$52,107	5.47%	16	$36,262	4.31%	22
As of September 30, 2023 and December 31, 2022, $17.4 billion and $9.6 billion, respectively, of our investment securities repurchase agreements and all of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of September 30, 2023, we had $13.6 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 3 days and a weighted average interest rate of 5.42%. As of December 31, 2022, we had $6.4 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 4.38%. As of September 30, 2023 and December 31, 2022, 46% and 49%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 43% and 48% of our repurchase agreement funding outstanding as of September 30, 2023 and December 31, 2022, respectively.
Reverse Repurchase Agreements
As of September 30, 2023 and December 31, 2022, we had $8.9 billion and $6.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $9.0 billion and $6.5 billion, respectively. As of September 30, 2023 and December 31, 2022, $3.0 billion and $1.5 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of September 30, 2023 and December 31, 2022 (in millions):

Derivative and Other Hedging Instruments	Balance Sheet Location	September 30, 2023	December 31, 2022
Interest rate swaps [1]	Derivative assets, at fair value	$—	$2
Swaptions	Derivative assets, at fair value	174	293
TBA and forward settling non-Agency securities	Derivative assets, at fair value	24	266
U.S. Treasury futures - short	Derivative assets, at fair value	215	56
Total derivative assets, at fair value		$413	$617

Interest rate swaps [1]	Derivative liabilities, at fair value	$—	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(55)	(99)
SOFR futures contracts - long	Derivative liabilities, at fair value	(25)	—
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(80)	$(99)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$246	$353
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(9,022)	(6,534)
Total U.S. Treasury securities, net at fair value		$(8,776)	$(6,181)
________________________________
1.As of September 30, 2023 and December 31, 2022, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $4.2 billion and $4.5 billion, respectively. As of September 30, 2023 and December 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(2) million and $(2) million, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of September 30, 2023 and December 31, 2022 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	September 30, 2023 [1]				December 31, 2022
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 1 years	$13,750	0.14%	5.31%	0.7	$5,250	0.03%	4.30%	0.7
> 1 to ≤ 3 years	14,300	0.48%	5.28%	2.2	22,250	0.14%	4.31%	1.9
> 3 to ≤ 5 years	6,300	0.24%	5.31%	4.1	10,550	0.22%	4.31%	3.8
> 5 to ≤ 7 years	3,650	0.69%	5.31%	6.4	5,625	0.85%	4.30%	6.1
> 7 to ≤ 10 years	5,546	3.22%	5.31%	9.4	3,650	1.60%	4.31%	8.4
> 10 years	850	3.12%	5.31%	13.2	500	3.54%	4.30%	10.0
Total	$44,396	0.74%	5.30%	3.5	$47,825	0.37%	4.31%	3.2
________________________________
1.September 30, 2023 amounts are net of $1 billion receive fixed interest rate swaps.

Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	September 30, 2023	December 31, 2022
SOFR	80%	81%
OIS	20%	19%
Total	100%	100%

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
September 30, 2023
≤ 1 year	$30	$174	7	$1,350	2.57%	10.0
Total	$30	$174	7	$1,350	2.57%	10.0

December 31, 2022
≤ 1 year	$26	$145	6	$1,300	2.04%	9.4
> 1 year ≤ 2 years	39	148	18	1,750	2.52%	10.0
Total	$65	$293	13	$3,050	2.32%	9.8
________________________________
1.Receive index references SOFR.

U.S. Treasury Securities [1]	September 30, 2023			December 31, 2022
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$(845)	$(839)	$(819)	$356	$354	$353
> 5 year ≤ 7 years	(818)	(821)	(667)	(745)	(747)	(658)
> 7 year ≤ 10 years	(7,181)	(6,904)	(6,329)	(5,532)	(5,225)	(4,823)
> 10 years	(1,030)	(1,013)	(961)	(1,095)	(1,048)	(1,053)
Total U.S. Treasury securities	$(9,874)	$(9,577)	$(8,776)	$(7,016)	$(6,666)	$(6,181)
________________________________
1.As of September 30, 2023 and December 31, 2022, short U.S. Treasury securities totaling $(9.0) billion and $(6.5) billion, at fair value, respectively, had a weighted average yield of 3.40% and 2.80%, respectively. As of September 30, 2023 and December 31, 2022, long U.S. Treasury securities totaling $0.2 billion and $0.4 billion, at fair value, respectively, had a weighted average yield of 3.64% and 3.86%, respectively.

U.S. Treasury Futures	September 30, 2023				December 31, 2022
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$(5,054)	$(5,557)	$(5,462)	$95	$(7,498)	$(8,463)	$(8,420)	$43
> 7 year ≤ 10 years	(2,824)	(3,226)	(3,151)	75	(901)	(1,070)	(1,065)	5
> 10 years	(1,091)	(1,287)	(1,242)	45	(814)	(1,028)	(1,020)	8
Total U.S. Treasury futures	$(8,969)	$(10,070)	$(9,855)	$215	$(9,213)	$(10,561)	$(10,505)	$56
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	September 30, 2023				December 31, 2022
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 4.5%	$90	$89	$87	$(2)	$—	$—	$—	$—
Total 15-Year TBA securities	90	89	87	(2)	—	—	—	—
30-Year TBA securities:
≤ 2.5%	13	10	10	—	737	626	619	(7)
3.0% - 4.0%	(247)	(232)	(221)	11	1,856	1,681	1,679	(2)
4.5% - 5.5%	430	467	446	(21)	16,301	15,949	16,117	168
≥ 6.0%	2,065	2,073	2,054	(19)	156	151	159	8
Total 30-Year TBA securities, net	2,261	2,318	2,289	(29)	19,050	18,407	18,574	167
Total TBA securities, net	$2,351	$2,407	$2,376	$(31)	$19,050	$18,407	$18,574	$167
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of September 30, 2023, we had a two-year swap equivalent SOFR futures contract long notional position of $1.1 billion, with a net carrying value of $(25) million.
As of September 30, 2023 and December 31, 2022, we had $171 million and $215 million, respectively, notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade or High Yield Grade Index, maturing in June 2028 and June 2027, respectively. Under the terms of our CDS, we pay fixed periodic payments equal to 1% per annum of the notional value and we are entitled to receive payments for qualified credit events. As of September 30, 2023 and December 31, 2022, the CDS had a market value of $(2) million and $(2) million, respectively, and a net carrying value of zero dollars, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for the three and nine months ended September 30, 2023 and 2022 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Three months ended September 30, 2023:
TBA securities, net	$10,289	35,448	(43,386)	$2,351	$(148)
Interest rate swaps - payer	$48,726	1,920	(5,250)	$45,396	759
Interest rate swaps - receiver	$(1,000)	—	—	$(1,000)	(6)
Credit default swaps - buy protection	$(710)	(297)	836	$(171)	—
Payer swaptions	$1,600	—	(250)	$1,350	89
U.S. Treasury securities - short position	$(8,627)	(5,668)	4,161	$(10,134)	537
U.S. Treasury securities - long position	$1,543	1,499	(2,782)	$260	(20)
U.S. Treasury futures contracts - short position	$(5,900)	(10,070)	7,001	$(8,969)	412
					$1,623

Three months ended September 30, 2022:
TBA securities, net	$15,927	78,067	(75,075)	$18,919	$(1,192)
Interest rate swaps - payer	$49,935	—	(2,810)	$47,125	1,464
Credit default swaps - buy protection	$(215)	(365)	290	$(290)	—
Payer swaptions	$6,800	—	(3,400)	$3,400	194
Receiver Swaptions	$(150)	—	150	$—	—
U.S. Treasury securities - short position	$(9,243)	(2,696)	3,192	$(8,747)	532
U.S. Treasury securities - long position	$1,902	2,149	(2,727)	$1,324	(3)
U.S. Treasury futures contracts - short position	$(8,105)	(11,241)	8,463	$(10,883)	483
					$1,478

Nine months ended September 30, 2023:
TBA securities, net	$19,050	138,448	(155,147)	$2,351	$(172)
Interest rate swaps - payer	$47,825	5,396	(7,825)	$45,396	1,387
Interest rate swaps - receiver	$—	(1,000)	—	$(1,000)	(9)
Credit default swaps - buy protection	$(215)	(1,292)	1,336	$(171)	(8)
Payer swaptions	$3,050	—	(1,700)	$1,350	49
U.S. Treasury securities - short position	$(7,373)	(15,470)	12,709	$(10,134)	614
U.S. Treasury securities - long position	$357	11,786	(11,883)	$260	(75)
U.S. Treasury futures contracts - short position	$(9,213)	(23,185)	23,429	$(8,969)	389
					$2,175

Nine months ended September 30, 2022:
TBA securities, net	$26,673	228,904	(236,658)	$18,919	$(3,030)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	2,970	(7,070)	$47,125	4,235
Credit default swaps - buy protection	$—	(5,835)	5,545	$(290)	21
Payer swaptions	$13,000	1,750	(11,350)	$3,400	866
Receiver swaptions	$—	(150)	150	$—	—
U.S. Treasury securities - short position	$(9,590)	(9,604)	10,447	$(8,747)	1,620
U.S. Treasury securities - long position	$472	7,725	(6,873)	$1,324	(32)
U.S. Treasury futures contracts - short position	$(1,500)	(26,466)	17,083	$(10,883)	818
					$4,498
________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, during the three months ended September 30, 2023, our SOFR futures contracts position, measured on a two-year swap equivalent basis, decreased from a long notional position of $1.3 billion as of June 30, 2023 to $1.1 billion as of September 30, 2023. As of December 31, 2022, we did not have SOFR futures outstanding. For the three and nine months ended September 30, 2023, we recognized a loss of $(6) million and $(25) million, respectively, on our SOFR futures position in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

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
As of September 30, 2023, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 4% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of September 30, 2023, less than 12% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of September 30, 2023 and December 31, 2022 (in millions):

	September 30, 2023
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$52,519	$120	$44	$52,683
CRT - fair value	709	—	—	709
Non-Agency - fair value	253	—	—	253
U.S. Treasury securities - fair value	246	—	—	246
Accrued interest on pledged securities	222	—	—	222
Restricted cash	317	—	1,072	1,389
Total	$54,266	$120	$1,116	$55,502

	December 31, 2022
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$35,765	$144	$203	$36,112
CRT - fair value	703	—	—	703
Non-Agency - fair value	605	—	—	605
U.S. Treasury securities - fair value	353	—	—	353
Accrued interest on pledged securities	127	1	—	128
Restricted cash	211	—	1,105	1,316
Total	$37,764	$145	$1,308	$39,217
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $40 million and $49 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2023 and December 31, 2022, respectively.

The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of September 30, 2023 and December 31, 2022 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	September 30, 2023			December 31, 2022
Securities Pledged by Remaining Maturity of Repurchase Agreements [1]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$44,339	$48,381	$184	$27,525	$30,168	$94
> 1 and ≤ 2 months	8,505	9,246	35	7,922	8,680	27
> 2 and ≤ 3 months	631	689	2	240	252	—
> 3 months	252	301	1	1,739	1,870	6
Total	$53,727	$58,617	$222	$37,426	$40,970	$127
________________________________
1.Includes $40 million and $49 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of September 30, 2023 and December 31, 2022, respectively.
Assets Pledged from Counterparties
As of September 30, 2023 and December 31, 2022, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	September 30, 2023				December 31, 2022
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value	$8,783	$—	$1	$8,784	$6,572	$—	$28	$6,600
Cash	22	178	—	200	46	296	6	348
Total	$8,805	$178	$1	$8,984	$6,618	$296	$34	$6,948

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of September 30, 2023 and December 31, 2022 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
September 30, 2023
Interest rate swap and swaption agreements, at fair value [1]	$174	$—	$174	$—	$(174)	$—
TBA securities, at fair value [1]	24	—	24	(24)	—	—
Receivable under reverse repurchase agreements	8,900	—	8,900	(6,087)	(2,806)	7
Total	$9,098	$—	$9,098	$(6,111)	$(2,980)	$7

December 31, 2022
Interest rate swap and swaption agreements, at fair value [1]	$295	$—	$295	$—	$(293)	$2
TBA securities, at fair value [1]	266	—	266	(99)	(167)	—
Receivable under reverse repurchase agreements	6,622	—	6,622	(4,007)	(2,610)	5
Total	$7,183	$—	$7,183	$(4,106)	$(3,070)	$7

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
September 30, 2023
TBA securities, at fair value [1]	$55	$—	$55	$(24)	$(31)	$—
Repurchase agreements	52,107	—	52,107	(6,087)	(46,020)	—
Total	$52,162	$—	$52,162	$(6,111)	$(46,051)	$—

December 31, 2022
TBA securities, at fair value [1]	$99	$—	$99	$(99)	$—	$—
Repurchase agreements	36,262	—	36,262	(4,007)	(32,255)	—
Total	$36,361	$—	$36,361	$(4,106)	$(32,255)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of September 30, 2023 and December 31, 2022, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	September 30, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$55,758	$—	$—	$39,346	$—
Agency securities transferred to consolidated VIEs	—	120	—	—	144	—
Credit risk transfer securities	—	736	—	—	757	—
Non-Agency securities	—	308	—	—	657	—
U.S. Treasury securities	246	—	—	353	—	—
Interest rate swaps [1]	—	—	—	—	2	—
Swaptions	—	174	—	—	293	—
TBA securities	—	24	—	—	266	—
U.S. Treasury futures	215	—	—	56	—	—
Total	$461	$57,120	$—	$409	$41,465	$—
Liabilities:
Debt of consolidated VIEs	$—	$80	$—	$—	$95	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	9,022	—	—	6,534	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	55	—	—	99	—
U.S. Treasury futures	—	—	—	—	—	—
SOFR Futures	25	—	—	—	—	—
Total	$9,047	$135	$—	$6,534	$194	$—
________________________________
1.As of September 30, 2023 and December 31, 2022, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $4.2 billion and $4.5 billion, respectively, based on "Level 2" inputs. As of September 30, 2023 and December 31, 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(2) million and $(2) million, respectively, based on "Level 2" inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of September 30, 2023 and December 31, 2022, the fair value of our repurchase agreements approximated cost, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of September 30, 2023 and December 31, 2022, the carrying value of other mortgage credit investments reported under the equity method of accounting was $45 million and $25 million, respectively.

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

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Weighted average number of common shares issued and outstanding	620.2	527.2	598.4	524.8
Weighted average number of fully vested restricted stock units outstanding	1.8	1.5	1.8	1.6
Weighted average number of common shares outstanding - basic	622.0	528.7	600.2	526.4
Weighted average number of dilutive unvested restricted stock units outstanding	—	—	—	—
Weighted average number of common shares outstanding - diluted	622.0	528.7	600.2	526.4
Net income (loss) available (attributable) to common stockholders	$(423)	$(692)	$(349)	$(1,827)
Net income (loss) per common share - basic	$(0.68)	$(1.31)	$(0.58)	$(3.47)
Net income (loss) per common share - diluted	$(0.68)	$(1.31)	$(0.58)	$(3.47)
For the three months ended September 30, 2023 and 2022, 1.3 million and 1.1 million, respectively, and, for the nine months ended September 30, 2023 and 2022, 1.1 million and 1.1 million, respectively, of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of September 30, 2023 and December 31, 2022, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of September 30, 2023 and December 31, 2022, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of September 30, 2023 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	10.683%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
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
2.The Series C per annum dividend rate represents the dividend rate in effect as of September 30, 2023.
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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. During the three and nine months ended September 30, 2023, we sold 44.7 million and 72.6 million shares, respectively, of our common stock under the sales agreements for proceeds of $432 million and $709 million, respectively, or $9.67 and $9.77 per common share, respectively, net of offering costs. As of September 30, 2023, shares of our common stock with an aggregate offering price of $5 million remained authorized for issuance under this program through June 11, 2024. See Note 10. Subsequent Event for additional information regarding our at-the-market offering program.
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). As of September 30, 2023, shares of our common stock with an aggregate repurchase price of $1 billion remained authorized for repurchase through December 31, 2024.
Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Accumulated Other Comprehensive Income (Loss)	2023	2022	2023	2022
Beginning Balance	$(595)	$(435)	$(672)	$301
OCI before reclassifications	(213)	(372)	(184)	(1,132)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	—	—	48	24
Ending Balance	$(808)	$(807)	$(808)	$(807)

Note 10. Subsequent Event
At-the-Market Offering Program
During October 2023, we established a new at-the-market offering program (see Note 9. Stockholders' Equity). Our Board of Directors authorized us to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock of $1.25 billion through December 31, 2024.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations
Management's Discussion and Analysis of Financial Condition and Results of Operations ("MD&A") is designed to provide a reader of AGNC Investment Corp.'s consolidated financial statements with a narrative from the perspective of management and should be read in conjunction with the consolidated financial statements and accompanying notes included in this Quarterly Report on Form 10-Q for quarterly period ended September 30, 2023. Our MD&A is presented in the following sections:
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

Trends and Recent Market Impacts
The third quarter of 2023 began relatively favorably for both U.S. Treasuries and Agency RMBS as inflation data continued to exhibit a downward trend and stress in the regional bank sector from earlier in the year abated. As the quarter progressed, however, a complex set of domestic and global factors, including heightened geopolitical risks, increased U.S. Treasury issuance and a restrictive monetary policy, led to a decidedly negative shift in bond market sentiment and drove interest rates and interest rate volatility materially higher. For the third quarter, the U.S. Treasury yield curve steepened significantly, with the 5- and 10-year Treasury yields increasing by 45 and 73 basis points, respectively, while two-year yields moved only modestly higher.
Typically, in environments where Treasury prices drop abruptly and the market struggles to find its new equilibrium, Agency RMBS underperform. This was the case in the third quarter, as Agency RMBS performance relative to benchmark rates lagged considerably. Agency RMBS spreads to comparable duration U.S. Treasuries widened 20 to 25 basis points across most of the coupon stack. The performance of Agency RMBS also varied greatly depending on hedge position as a result of the sharp steepening of the yield curve. The performance of Agency RMBS also varied across the coupon stack, with lower and middle coupons substantially underperforming higher coupons.
This significant rate volatility and spread widening resulted in our economic loss of (10.1)% for the third quarter, comprised of $0.36 of dividends declared per common share and a $(1.31) decline in our tangible net book value per common share.

Our investment portfolio increased modestly during the third quarter, growing from $58.0 billion at the end of the second quarter to $59.3 billion as of September 30, 2023. We continued to move our holdings up in coupon to benefit from more attractive yields and wider spreads. We also reduced our TBA position in favor of high-quality and low pay-up specified pools as the funding advantage of holding TBAs versus on-balance sheet Agency RMBS holdings dissipated. The weighted average coupon on our fixed-rate Agency RMBS and TBA securities was 4.71% as of the end of the quarter, compared to 4.42% as of June 30, 2023.
Our hedge portfolio totaled $63.2 billion as of September 30, 2023, or 116% of our funding liabilities (investment securities repurchase agreements, net TBA position (at cost) and other debt outstanding), compared to 119% as of June 30, 2023. Higher mortgage rates extended the duration of our assets, and we accordingly increased the duration of our hedge portfolio primarily by adding Treasury-based hedges at the 10-year point of the yield curve. As a result, our duration gap, which measures the estimated difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was reduced to 0.2 years as of September 30, 2023 from 0.4 years as of June 30, 2023.
Despite the decline in our tangible net book value, our "at-risk" leverage ratio experienced only a moderate increase to end the quarter at 7.9x tangible equity as of September 30, 2023, from 7.2x as of June 30, 2023, with average leverage for the third quarter at 7.5x compared to 7.2x for the second quarter. Our liquidity position remained strong throughout the third quarter and in line with our typical operating parameters. As of September 30, 2023, we had unencumbered cash and Agency RMBS totaling $3.6 billion, or 52% of our tangible equity. Additionally, during the quarter, we issued $432 million of common equity through our at-the-market offering program at a price to book premium that was accretive to our tangible net book value.
Net spread and dollar roll income, excluding "catch-up" amortization, was $0.65 per common share for the third quarter, a decrease of $0.02 per common share from the second quarter, due primarily to a decline in our net interest rate spread to 303 basis points for the quarter. The average projected life CPR on our portfolio decreased to 8.3% at the end of the third quarter from 9.8% at the end of the second quarter, reflecting the impact of higher interest rates. Actual CPRs for the quarter averaged 7.1%, compared to 6.6% for the second quarter.
Looking ahead, although elevated interest rate and spread volatility pose near-term risks and may negatively impact our financial performance over the short-run, we continue to believe that the longer-term outlook for Agency RMBS remains favorable, with spreads likely to remain well above historical averages. Additionally, the repo financing market for Agency RMBS remains deep and liquid. At current spread levels, we believe our portfolio is well-positioned to generate attractive returns, either through strong earnings if mortgage spreads remain at these elevated levels or a combination of favorable earnings and net book value appreciation if mortgage spreads should tighten over time.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Sept. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Sept. 30, 2023 vs June 30, 2023		Sept. 30, 2023 vs Dec. 31, 2022
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	3.25%	4.50%	5.00%	5.25%	5.50%	+25	bps	+100	bps
SOFR:
SOFR Rate	2.98%	4.30%	4.87%	5.09%	5.31%	+22	bps	+101	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.25%	4.45%	4.06%	4.82%	4.97%	+15	bps	+52	bps
5-Year Swap	3.85%	3.75%	3.34%	3.94%	4.38%	+44	bps	+63	bps
10-Year Swap	3.59%	3.56%	3.17%	3.58%	4.27%	+69	bps	+71	bps
30-Year Swap	3.07%	3.21%	2.93%	3.20%	4.01%	+81	bps	+80	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	4.28%	4.43%	4.03%	4.90%	5.05%	+15	bps	+62	bps
5-Year U.S. Treasury	4.09%	4.01%	3.58%	4.16%	4.61%	+45	bps	+60	bps
10-Year U.S. Treasury	3.83%	3.88%	3.47%	3.84%	4.57%	+73	bps	+69	bps
30-Year U.S. Treasury	3.78%	3.97%	3.65%	3.86%	4.70%	+84	bps	+73	bps
30-Year Fixed Rate Agency Price:
2.5%	$83.94	$84.96	$86.16	$84.77	$79.39	-$5.38		-$5.57
3.0%	$86.97	$88.02	$89.63	$88.01	$82.75	-$5.26		-$5.27
3.5%	$89.95	$91.10	$92.82	$91.11	$86.02	-$5.09		-$5.08
4.0%	$92.73	$94.03	$95.59	$93.84	$89.09	-$4.75		-$4.94
4.5%	$95.21	$96.59	$97.92	$96.14	$91.85	-$4.29		-$4.74
5.0%	$97.39	$98.80	$99.69	$98.00	$94.39	-$3.61		-$4.41
5.5%	$99.46	$100.47	$101.00	$99.55	$96.68	-$2.87		-$3.79
6.0%	$101.61	$101.69	$102.08	$100.88	$98.74	-$2.14		-$2.95
6.5%	$102.83	$102.57	$103.23	$102.12	$100.52	-$1.60		-$2.05
15-Year Fixed Rate Agency Price:
1.5%	$85.61	$86.84	$87.95	$86.30	$83.27	-$3.03		-$3.57
2.0%	$88.06	$89.28	$90.36	$88.61	$85.81	-$2.80		-$3.47
2.5%	$90.50	$91.80	$92.83	$90.98	$88.21	-$2.77		-$3.59
3.0%	$92.89	$93.85	$94.83	$93.32	$90.54	-$2.78		-$3.31
3.5%	$94.49	$95.93	$96.68	$95.14	$92.52	-$2.62		-$3.41
4.0%	$96.43	$97.75	$98.41	$96.59	$94.42	-$2.17		-$3.33
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Sept. 30, 2022	Dec. 31, 2022	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Sept. 30, 2023 vs June 30, 2023		Sept. 30, 2023 vs Dec. 31, 2022
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	159	138	147	147	175	+28		+37
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	185	151	158	179	179	—		+28
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	171	145	152	163	177	+14		+32
30-Year Agency Current Coupon Yield	5.68%	5.39%	5.05%	5.63%	6.36%	+73	bps	+97	bps
30-Year Mortgage Rate	6.72%	6.52%	6.40%	6.78%	7.41%	+63	bps	+89	bps
Credit Spread (in bps): [2]
CRT M2	633	514	423	360	252	-108		-262
CMBS AAA	143	125	171	151	137	-14		+12
CDX IG	108	82	76	66	74	+8		-8
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of September 30, 2023 and December 31, 2022, our investment portfolio totaled $59.3 billion and $59.5 billion, respectively, consisting of: $56.9 billion and $40.9 billion investment securities, at fair value, respectively; $2.4 billion and $18.6 billion net TBA securities, at fair value, respectively; and other mortgage credit investments of $45 million and $25 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023				December 31, 2022
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$1,020	$931	3.31%	2%	$1,718	$1,597	3.25%	3%
15-year TBA securities	89	87	5.00%	—%	—	—	—%	—%
Total ≤ 15-year	1,109	1,018	3.45%	2%	1,718	1,597	3.25%	3%
20-year RMBS	1,484	1,207	2.50%	2%	1,601	1,365	2.51%	2%
30-year:
30-year RMBS	58,097	53,270	4.72%	90%	39,727	36,207	3.89%	61%
30-year TBA securities, net [2]	2,318	2,289	6.46%	4%	18,407	18,574	4.84%	31%
Total 30-year	60,415	55,559	4.79%	94%	58,134	54,781	4.20%	92%
Total fixed rate Agency RMBS and TBA securities	63,008	57,784	4.71%	97%	61,453	57,743	4.13%	97%
Adjustable rate Agency RMBS	298	288	4.65%	—%	126	122	3.72%	—%
CMO Agency RMBS:
CMO	133	123	3.26%	—%	136	129	3.20%	—%
Interest-only strips	41	34	1.77%	—%	46	41	2.15%	—%
Principal-only strips	29	25	—%	—%	31	29	—%	—%
Total CMO Agency RMBS	203	182	2.03%	—%	213	199	2.25%	1%
Total Agency RMBS and TBA securities	63,509	58,254	4.69%	98%	61,792	58,064	4.12%	98%
Non-Agency RMBS [1]	54	40	4.87%	—%	111	90	4.52%	—%
CMBS	298	268	7.03%	—%	605	567	6.06%	1%
CRT	702	736	10.28%	1%	779	757	8.48%	1%
Total investment securities	$64,563	$59,298	4.76%	100%	$63,287	$59,478	4.18%	100%
________________________________
1.Table excludes other mortgage credit investments of $45 million and $25 million as of September 30, 2023 and December 31, 2022, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-Q
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of September 30, 2023 and December 31, 2022, our TBA securities had a net carrying value of $(31) million and $167 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of September 30, 2023 and December 31, 2022, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.37% and 3.37%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of September 30, 2023 and December 31, 2022 (dollars in millions):

	September 30, 2023
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	61	62	54	100%	2.16%	101.8%	1.81%	63	8%
3.0% - 4.0%	937	956	875	98%	3.38%	102.1%	2.70%	68	11%
≥ 4.5%	92	91	89	2%	4.99%	101.9%	2.68%	152	20%
Total ≤ 15-year	1,090	1,109	1,018	90%	3.45%	102.1%	2.65%	67	10%
20-year:
≤ 2.5%	1,138	1,178	931	—%	2.15%	103.5%	1.60%	37	4%
3.0% - 4.0%	219	225	202	85%	3.60%	102.6%	2.91%	99	10%
≥ 4.5%	77	81	74	99%	4.50%	105.0%	3.19%	82	12%
Total 20-year:	1,434	1,484	1,207	20%	2.50%	103.5%	1.89%	48	6%
30-year:
≤ 2.5%	3,122	3,101	2,445	48%	2.24%	99.5%	2.26%	27	6%
3.0% - 4.0%	13,987	14,641	12,461	89%	3.71%	104.5%	2.95%	81	8%
4.5% - 5.5%	30,596	30,927	29,090	41%	5.05%	101.0%	4.84%	17	8%
≥ 6.0%	11,626	11,746	11,563	15%	6.10%	101.2%	5.86%	5	10%
Total 30-year	59,331	60,415	55,559	46%	4.79%	101.8%	4.39%	32	8%
Total fixed rate	$61,855	$63,008	$57,784	47%	4.71%	101.8%	4.30%	33	8%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of September 30, 2023, lower balance specified pools had a weighted average original loan balance of $125,000 and $155,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 138% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of September 30, 2023.

	December 31, 2022
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	$307	$322	$281	100%	2.42%	105.2%	1.30%	36	8%
3.0% - 4.0%	1,363	1,393	1,313	98%	3.43%	102.2%	2.75%	59	11%
≥ 4.5%	3	3	3	97%	4.55%	102.4%	2.65%	144	17%
Total ≤ 15-year	1,673	1,718	1,597	98%	3.25%	102.7%	2.47%	55	11%
20-year:
≤ 2.5%	1,213	1,257	1,044	—%	2.15%	103.6%	1.60%	28	5%
3.0% - 4.0%	246	252	235	86%	3.60%	102.7%	2.91%	90	10%
≥ 4.5%	87	92	86	99%	4.50%	105.1%	3.18%	74	12%
Total 20-year:	1,546	1,601	1,365	21%	2.51%	103.6%	1.89%	40	6%
30-year:
≤ 2.5%	7,017	7,032	5,883	33%	2.25%	102.0%	1.98%	20	6%
3.0% - 4.0%	18,775	19,371	17,605	78%	3.66%	104.6%	2.95%	70	7%
4.5% - 5.5%	31,014	31,081	30,640	30%	4.93%	102.9%	4.28%	20	7%
≥ 6.0%	635	650	653	45%	6.08%	103.9%	5.24%	6	13%
Total 30-year	57,441	58,134	54,781	46%	4.20%	103.5%	3.33%	42	7%
Total fixed rate	$60,660	$61,453	$57,743	46%	4.13%	103.5%	3.25%	43	7%
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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of September 30, 2023 and December 31, 2022, please refer to Note 3 of our Consolidated Financial Statements in this Form 10-Q.
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
Selected Financial Data

The following selected financial data is derived from our interim consolidated financial statements and the notes thereto. The tables below present our condensed consolidated balance sheets as of September 30, 2023 and December 31, 2022 and condensed consolidated statements of comprehensive income and key statistics for the three and nine months ended September 30, 2023 and 2022 (in millions, except per share amounts):

	September 30,	December 31,
Balance Sheet Data	2023	2022
Investment securities, at fair value of $56,922 and $40,904, respectively, and other mortgage credit investments	$56,967	$40,929
Total assets	$69,991	$51,748
Repurchase agreements and other debt	$52,187	$36,357
Total liabilities	$62,541	$43,878
Total stockholders' equity	$7,450	$7,870
Net book value per common share [1]	$8.89	$10.76
Tangible net book value per common share [2]	$8.08	$9.84

	Three Months Ended September 30,		Nine Months Ended September 30,
Statement of Comprehensive Income Data (Unaudited)	2023	2022	2023	2022
Interest income	$593	$373	$1,401	$1,243
Interest expense	646	196	1,621	303
Net interest income	(53)	177	(220)	940
Other gain (loss), net	(316)	(824)	31	(2,631)
Operating expenses	23	19	68	60
Net income (loss)	(392)	(666)	(257)	(1,751)
Dividends on preferred stock	31	26	92	76
Net income (loss) available (attributable) to common stockholders	$(423)	$(692)	$(349)	$(1,827)

Net income (loss)	$(392)	$(666)	$(257)	$(1,751)
Other comprehensive income (loss), net	(213)	(372)	(136)	(1,108)
Comprehensive loss	(605)	(1,038)	(393)	(2,859)
Dividends on preferred stock	31	26	92	76
Comprehensive loss attributable to common stockholders	$(636)	$(1,064)	$(485)	$(2,935)

Weighted average number of common shares outstanding - basic	622.0	528.7	600.2	526.4
Weighted average number of common shares outstanding - diluted	622.0	528.7	600.2	526.4
Net income (loss) per common share - basic	$(0.68)	$(1.31)	$(0.58)	$(3.47)
Net income (loss) per common share - diluted	$(0.68)	$(1.31)	$(0.58)	$(3.47)
Comprehensive income (loss) per common share - basic	$(1.02)	$(2.01)	$(0.81)	$(5.58)
Comprehensive income (loss) per common share - diluted	$(1.02)	$(2.01)	$(0.81)	$(5.58)
Dividends declared per common share	$0.36	$0.36	$1.08	$1.08

	Three Months Ended September 30,		Nine Months Ended September 30,
Other Data (Unaudited) *	2023	2022	2023	2022
Average investment securities - at par	$54,387	$46,863	$49,491	$49,355
Average investment securities - at cost	$55,665	$48,362	$50,921	$50,897
Average net TBA dollar roll position - at cost	$7,340	$20,331	$11,687	$21,184
Average total assets - at fair value	$65,025	$58,701	$61,964	$63,619
Average repurchase agreements and other debt outstanding [3]	$47,073	$40,530	$42,841	$43,344
Average stockholders' equity [4]	$7,758	$8,040	$7,843	$8,748
Average tangible net book value "at risk" leverage [5]	7.5:1	8.1:1	7.5:1	8.1:1
Tangible net book value "at risk" leverage (as of period end) [6]	7.9:1	8.7:1	7.9:1	8.7:1
Economic return on tangible common equity - unannualized [7]	(10.1)%	(17.4)%	(6.9)%	(35.5)%
Expenses % of average total assets - annualized	0.14%	0.13%	0.15%	0.13%
Expenses % of average assets, including average net TBA position - annualized	0.13%	0.10%	0.12%	0.09%
Expenses % of average stockholders' equity - annualized	1.19%	0.95%	1.16%	0.91%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.
1.Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.
2.Tangible net book value per common share excludes goodwill.
3.Amount represents the daily weighted average repurchase agreements outstanding for the period used to fund our investment securities and other debt. Amount excludes U.S. Treasury repurchase agreements and TBA contracts. Other debt includes debt of consolidated VIEs.
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
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for the three and nine months ended September 30, 2023 and 2022, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
	Amount	Yield	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$613	4.51%	$409	3.49%	$1,586	4.27%	$1,201	3.24%
Net premium amortization benefit (cost)	(20)	(0.25)%	(36)	(0.40)%	(185)	(0.60)%	42	0.02%
Interest income (GAAP measure)	593	4.26%	373	3.09%	1,401	3.67%	1,243	3.26%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(31)	(0.22)%	(18)	(0.15)%	27	0.07%	(243)	(0.64)%
Interest income, excluding "catch-up" premium amortization	562	4.04%	355	2.94%	1,428	3.74%	1,000	2.62%
TBA dollar roll income - implied interest income [1,2]	99	5.40%	213	4.18%	448	5.12%	516	3.24%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$661	4.20%	$568	3.31%	$1,876	4.00%	$1,516	2.80%

Weighted average actual portfolio CPR for investment securities held during the period	7.1%		9.2%		6.3%		12.2%
Weighted average projected CPR for the remaining life of investment securities held as of period end	8.3%		7.0%		8.3%		7.0%
30-year fixed rate mortgage rate as of period end [4]	7.41%		6.72%		7.41%		6.72%
10-year U.S. Treasury rate as of period end [4]	4.57%		3.83%		4.57%		3.83%
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
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for the three and nine months ended September 30, 2023 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
Periods ended September 30, 2023 vs. September 30, 2022
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$220	$56	$164
Estimated "catch-up" premium amortization due to change in CPR forecast	(13)	—	(13)
Interest income, excluding "catch-up" premium amortization	207	56	151
TBA dollar roll income - implied interest income	(114)	(136)	22
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$93	$(80)	$173

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$158	$1	$157
Estimated "catch-up" premium amortization due to change in CPR forecast	270	—	270
Interest income, excluding "catch-up" premium amortization	428	1	427
TBA dollar roll income - implied interest income	(68)	(231)	163
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$360	$(230)	$590
Our average investment portfolio, inclusive of TBAs (at cost), decreased 8% and 13% for the three and nine months ended September 30, 2023, respectively, compared to the prior year period, primarily due to a decline in stockholders' equity and operating with a lower "at risk" leverage ratio. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 89 and 120 basis points for the three and nine months ended September 30, 2023, respectively, mostly due to changes in our asset composition as we shifted the portfolio higher in coupon to benefit from higher asset yields and wider mortgage spreads.
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

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
September 30, 2023	$47,073	$52,888	$51,931	$7,340	$2,407	7.5:1	7.9:1
June 30, 2023	$41,546	$42,408	$40,962	$9,985	$10,320	7.2:1	7.2:1
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
December 31, 2022	$35,486	$39,399	$36,002	$18,988	$18,407	7.8:1	7.4:1
September 30, 2022	$40,530	$41,834	$39,169	$20,331	$19,116	8.1:1	8.7:1
June 30, 2022	$42,997	$44,243	$41,406	$19,653	$16,001	7.8:1	7.4:1
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for the three and nine months ended September 30, 2023 and 2022 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost (benefit):

	Three Months Ended September 30,				Nine Months Ended September 30,
	2023		2022		2023		2022
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$646	5.37%	$196	1.89%	$1,621	4.99%	$303	0.92%
TBA dollar roll income - implied interest expense (benefit) [2,3]	99	5.28%	94	1.80%	424	4.79%	63	0.38%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	745	5.36%	290	1.86%	2,045	4.95%	366	0.74%
Interest rate swap periodic cost (benefit), net [2,5,6]	(583)	(4.19)%	(236)	(1.52)%	(1,654)	(4.00)%	(274)	(0.56)%
Total economic interest expense (non-GAAP measure)	$162	1.17%	$54	0.34%	$391	0.95%	$92	0.18%
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
4.The combined cost of funds for total mortgage borrowings outstanding, before interest rate swap costs, is calculated on a weighted average basis based on average investment securities repurchase agreements, other debt and TBA securities outstanding during the period and their respective cost of funds.
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for the three and nine months ended September 30, 2023 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
Periods ended September 30, 2023 vs. September 30, 2022
		Due to Change in Average
Three months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$450	$32	$418
TBA dollar roll income - implied interest benefit/expense	5	(60)	65
Interest rate swap periodic income/cost	(347)	11	(358)
Total change in economic interest benefit/expense	$108	$(17)	$125

		Due to Change in Average
Nine months ended:	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$1,318	$(4)	$1,322
TBA dollar roll income - implied interest benefit/expense	361	(28)	389
Interest rate swap periodic income/cost	(1,380)	13	(1,393)
Total change in economic interest benefit/expense	$299	$(19)	$318

Our average mortgage borrowings, inclusive of TBAs, decreased 11% and 15% for the three and nine months ended September 30, 2023, respectively, due to a decline in our asset base. The average interest rate on our mortgage borrowings, excluding the impact interest rate swap period income/cost, increased 350 and 421 basis points for the three and nine months ended September 30, 2023, respectively, due to higher short-term interest rates.
Interest rate swap periodic income increased for the three and nine months ended September 30, 2023 primarily due to higher receive rates on our pay-fixed swaps. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for the three and nine months ended September 30, 2023 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Three Months Ended September 30,		Nine Months Ended September 30,
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2023	2022	2023	2022
Average investment securities repo and other debt outstanding	$47,073	$40,530	$42,841	$43,344
Average net TBA dollar roll position outstanding - at cost	$7,340	$20,331	$11,687	$21,184
Average mortgage borrowings outstanding	$54,413	$60,861	$54,528	$64,528
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$46,808	$49,147	$48,153	$50,484
Ratio of average interest rate swaps to mortgage borrowings outstanding	86%	81%	88%	78%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.64%	0.25%	0.51%	0.25%
Average interest rate swap receive-floating rate	(5.51)%	(2.13)%	(5.04)%	(0.97)%
Average interest rate swap net pay/(receive) rate	(4.87)%	(1.88)%	(4.53)%	(0.72)%
For the three and nine months ended September 30, 2023, we had an average forward starting net pay and (receive) fixed rate swap balance of $(0.9) billion and $(0.3) billion, respectively, and for the three and nine months ended September 30, 2022 of zero and $31 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for the three and nine months ended September 30, 2023 and 2022:

	Three Months Ended September 30,		Nine Months Ended September 30,
Investment and TBA Securities - Net Interest Spread	2023	2022	2023	2022
Average asset yield, excluding "catch-up" premium amortization	4.20%	3.31%	4.00%	2.80%
Average aggregate cost of funds	(1.17)%	(0.34)%	(0.95)%	(0.18)%
Average net interest spread, excluding "catch-up" premium amortization	3.03%	2.97%	3.05%	2.62%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for the three and nine months ended September 30, 2023 and 2022 (dollars in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
Comprehensive loss attributable to common stockholders	$(636)	$(1,064)	$(485)	$(2,935)
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	534	560	870	1,848
Unrealized loss on investment securities measured at fair value through net income, net	1,356	1,738	1,125	5,257
Gain on derivative instruments and other securities, net	(1,574)	(1,474)	(2,026)	(4,474)
Adjustment to exclude unrealized loss reported through other comprehensive income:
Unrealized loss on available-for-sale securities measure at fair value through other comprehensive income, net	213	372	136	1,108
Other adjustments:
TBA dollar roll income, net [1]	—	119	24	453
Interest rate swap periodic income (cost), net [1,4]	583	236	1,654	274
Other interest income (expense), net [1,3,4]	(42)	(25)	(111)	(32)
Net spread and dollar roll income available to common stockholders (non-GAAP measure)	434	462	1,187	1,499
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast [2]	(31)	(18)	27	(243)
Net spread and dollar roll income, excluding "catch-up" premium amortization, available to common stockholders (non-GAAP measure)	$403	$444	$1,214	$1,256

Weighted average number of common shares outstanding - basic	622.0	528.7	600.2	526.4
Weighted average number of common shares outstanding - diluted	623.3	529.8	601.3	527.5
Net spread and dollar roll income per common share - basic	$0.70	$0.87	$1.98	$2.85
Net spread and dollar roll income per common share - diluted	$0.70	$0.87	$1.97	$2.84
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - basic	$0.65	$0.84	$2.02	$2.39
Net spread and dollar roll income, excluding "catch-up" premium amortization, per common share - diluted	$0.65	$0.84	$2.02	$2.38
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
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
Gain (Loss) on Investment Securities, Net [1]	2023	2022	2023	2022
Loss on sale of investment securities, net	$(534)	$(560)	$(870)	$(1,848)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	(1,356)	(1,738)	(1,125)	(5,257)
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	(213)	(372)	(136)	(1,108)
Total loss on investment securities, net	$(2,103)	$(2,670)	$(2,131)	$(8,213)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for the three and nine months ended September 30, 2023 and 2022 (in millions):

	Three Months Ended September 30,		Nine Months Ended September 30,
	2023	2022	2023	2022
TBA securities, dollar roll income	$—	$119	$24	$453
TBA securities, mark-to-market loss	(148)	(1,311)	(196)	(3,483)
Interest rate swaps, periodic income (cost) [1]	583	236	1,654	274
Interest rate swaps, mark-to-market gain (loss)	170	1,253	(276)	3,993
Credit default swaps - buy protection	—	—	(8)	21
Payer swaptions	89	194	49	866
U.S. Treasury securities - short position	537	532	614	1,620
U.S. Treasury securities - long position	(20)	(3)	(75)	(32)
U.S. Treasury futures contracts - short position	412	483	389	818
SOFR futures contracts - long position	(6)	—	(25)	—
Other interest income (expense), net [1]	(42)	(25)	(110)	(32)
Other gain (loss), net	(1)	(4)	(14)	(24)
Total gain (loss) on derivative instruments and other securities, net	$1,574	$1,474	$2,026	$4,474
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.9x and 7.4x as of September 30, 2023 and December 31, 2022, respectively. The following table includes a summary of our mortgage borrowings outstanding as of September 30, 2023 and December 31, 2022 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-Q.

	September 30, 2023		December 31, 2022
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$51,851	95%	$35,907	66%
Debt of consolidated variable interest entities, at fair value	80	—%	95	—%
Total debt	51,931	96%	36,002	66%
TBA and forward settling non-Agency securities, at cost	2,407	4%	18,407	34%
Total mortgage borrowings	$54,338	100%	$54,409	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $256 million and $355 million as of September 30, 2023 and December 31, 2022, respectively.
2.As of September 30, 2023 and December 31, 2022, 43% and 48%, respectively, of our total repurchase agreements, including 43% and 48% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The terms and conditions of our repurchase agreements are determined on a transaction-by-transaction basis when each such borrowing is initiated or renewed and, in the case of GCF Repo, by the prevailing variable margin requirements calculated by the FICC, which acts as the central counterparty. The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an agreed-upon discount, referred to as a "haircut," which reflects the underlying risk of the specific collateral and protects the counterparty against a change in its value. Interest rates are generally fixed based on prevailing rates corresponding to the term of the borrowing. None of our repo counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of our existing borrowings.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of September 30, 2023, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of September 30, 2023, approximately 4% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 6%.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the nine months ended September 30, 2023, haircuts on our repo funding arrangements remained stable. As of September 30, 2023, the weighted average haircut on our repurchase agreements was approximately 3.7% of the value of our collateral, compared to 3.7% as of December 31, 2022.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of September 30, 2023, our unencumbered assets totaled approximately $3.7 billion, or 53% of tangible equity, consisting of $3.6 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $4.4 billion of unencumbered assets, or 60% of tangible equity, as of December 31, 2022, consisting of $4.3 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of September 30, 2023, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 4% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 9% of our tangible stockholders' equity. As of September 30, 2023, less than 12% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of September 30, 2023, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of September 30, 2023, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of September 30, 2023, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
Forward-looking statements are based on management’s assumptions, projections and beliefs as of the date of this Quarterly Report, but they involve a number of risks and uncertainties. Actual results may differ materially from those anticipated in forward-looking statements, as well as from historical performance. Factors that could cause actual results to vary from our forward-looking statements include, but are not limited to, the following:
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was 0.2 years as of September 30, 2023, compared to 0.4 years as of December 31, 2022.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of September 30, 2023 and December 31, 2022 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of September 30, 2023 and December 31, 2022.

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

Interest Rate Sensitivity [1,2]
	September 30, 2023		December 31, 2022
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	0.0%	+0.3%	+0.1%	+1.4%
-50 Basis Points	+0.1%	+0.8%	+0.1%	+1.5%
-25 Basis Points	+0.1%	+0.6%	+0.1%	+1.0%
+25 Basis Points	-0.1%	-1.1%	-0.1%	-1.4%
+50 Basis Points	-0.2%	-2.5%	-0.3%	-3.3%
+75 Basis Points	-0.4%	-4.2%	-0.5%	-5.4%
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
As of September 30, 2023 and December 31, 2022, our investment securities (excluding TBAs) had a weighted average projected CPR of 8.3% and 7.4%, respectively, and a weighted average yield of 4.37% and 3.37%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	September 30, 2023		December 31, 2022
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	11.5%	4.32%	8.3%	3.33%
-50 Basis Points	10.0%	4.34%	7.9%	3.34%
-25 Basis Points	9.0%	4.35%	7.6%	3.36%
Actual as of Period End	8.3%	4.37%	7.4%	3.37%
+25 Basis Points	8.0%	4.37%	7.2%	3.38%
+50 Basis Points	7.7%	4.38%	7.0%	3.39%
+75 Basis Points	7.4%	4.39%	6.9%	3.40%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of September 30, 2023 and December 31, 2022 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 5.2 and 5.8 years as of September 30, 2023 and December 31, 2022, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	September 30, 2023		December 31, 2022
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.6%	+29.7%	+2.9%	+30.6%
-25 Basis Points	+1.3%	+14.8%	+1.5%	+15.3%
-10 Basis Points	+0.5%	+5.9%	+0.6%	+6.1%
+10 Basis Points	-0.5%	-5.9%	-0.6%	-6.1%
+25 Basis Points	-1.3%	-14.8%	-1.5%	-15.3%
+50 Basis Points	-2.6%	-29.7%	-2.9%	-30.6%
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
As of September 30, 2023, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-Q for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of September 30, 2023, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 4% and 1%, respectively, of tangible stockholders' equity.

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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of September 30, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.
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
Item 2. Unregistered Sales of Equity Securities and Use of Proceeds
None.
Item 3. Defaults upon Senior Securities
None.
Item 4. Mine Safety Disclosures
Not applicable.
Item 5. Other Information
During the three months ended September 30, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	November 6, 2023

		By:	/s/ BERNICE E. BELL
Bernice E. Bell Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)
Date:	November 6, 2023