Form 10-K
period 2023-12-31
AGNC Investment Corp.
filed 2024-02-22
CIK 1423689

UNITED STATES
SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934
For the year ended December 31, 2023
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
If an emerging growth company, indicate by check mark if registrant has elected not to use the extended transition period for complying with any new or revised financial accounting standards provided pursuant to Section 13(a) of the Exchange Act. ☐
Indicate by check mark whether the registrant has filed a report on and attestation to its management’s assessment of the effectiveness of its internal control over financial reporting under Section 404(b) of the Sarbanes-Oxley Act (15 U.S.C. 7262(b)) by the registered public accounting firm that prepared or issued its audit report. ☒
If securities are registered pursuant to Section 12(b) of the Act, indicate by check mark whether the financial statements of the registrant included in the filing reflect the correction of an error to previously issued financial statements. ☐
Indicate by check mark whether any of those error corrections are restatements that required a recovery analysis of incentive-based compensation received by any of the registrant’s executive officers during the relevant recovery period pursuant to §240.10D-1(b). ☐
Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐    No  ☒
As of June 30, 2023, the aggregate market value of the Registrant's common stock held by non-affiliates of the Registrant was approximately $5.2 billion based upon the closing price of the Registrant's common stock of $10.13 per share as reported on The Nasdaq Global Select Market on that date. (For this computation, the Registrant has excluded the market value of all shares of its common stock reported as beneficially owned by executive officers and directors of the Registrant and certain other stockholders; such an exclusion shall not be deemed to constitute an admission that any such person is an "affiliate" of the Registrant.)
The number of shares of the issuer's common stock, $0.01 par value, outstanding as of January 31, 2024 was 695,015,141.

DOCUMENTS INCORPORATED BY REFERENCE. The information required by Part III will be incorporated by reference from the Registrant's definitive proxy statement for the 2024 Annual Meeting of Stockholders to be filed with the Securities and Exchange Commission pursuant to Regulation 14A.
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
We are internally managed with the principal objective of generating favorable long-term stockholder returns with a substantial yield component. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through collateralized borrowings structured as repurchase agreements.
Investment Management Strategy
We employ an active management strategy that is dynamic and responsive to evolving market conditions. The composition of our portfolio and our investment, funding, and hedging strategies are tailored to reflect our analysis of market conditions and the relative values of available options. Our portfolio management philosophy is based upon the following core objectives:
•deliver attractive risk-adjusted returns for our stockholders primarily through monthly dividend distributions;
•maintain an investment portfolio consisting predominantly of Agency RMBS;
•capitalize on discrepancies in the relative valuations in the Agency and non-Agency securities market;
•manage financing, interest rate, prepayment, extension and credit risks;
•qualify as a REIT; and
•remain exempt from the requirements of the Investment Company Act of 1940 (the "Investment Company Act").
Targeted Investments
Asset selection is a central component of our overall investment approach. Our investments consist predominantly of Agency RMBS which, in addition to carrying a GSE or U.S. Government guarantee against loss of principal, are considered a cornerstone of the U.S. financial system. The $9 trillion Agency market plays a vital role in providing liquidity to homeowners and prospective homeowners to purchase or refinance homes.
Our team of investment professionals has decades of experience investing in Agency RMBS. Our asset selection process involves assessing relative risk-return profiles against the backdrop of broader market conditions. Our team of investment professionals seeks to select assets with favorable underlying loan characteristics utilizing sophisticated modeling techniques to analyze each asset’s risk profile and optimize returns over the life of the investment.
Agency Securities
•Agency Residential Mortgage-Backed Securities. Agency RMBS consist of pass-through certificates representing interests in "pools" of mortgage loans secured by residential real property. Monthly payments of principal and interest made by the individual borrowers on the mortgage loans underlying the pools are in effect "passed through" to the security holders, after deducting guarantee and servicer fees. In general, mortgage pass-through certificates distribute cash flows from the underlying collateral on a pro rata basis among the security holders. Security holders also receive guarantor advances of principal and interest for delinquent loans in the mortgage pools. We may also invest in Agency collateralized mortgage obligations ("CMOs"), which are structured instruments backed by a pool of Agency mortgage-backed securities.
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
Financing Strategy
Our investments in Agency RMBS benefit from asset-driven, as well as AGNC-specific, funding advantages, that enable us to enhance returns using leverage via low-cost and highly liquid collateralized borrowings structured as repurchase agreements.
Repurchase agreements ("repo") involve the sale and a simultaneous agreement to repurchase the transferred assets at a future date. Our borrowings through repurchase transactions are generally short-term, with maturities typically ranging from one day to one year, but may sometimes have maturities of up to five or more years. Our financing rates are primarily impacted by short-term benchmark rates and liquidity in the Agency repo and short-term funding markets.
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
Risk Management Strategy
As a levered investor in fixed income securities, risk management is core to our business. We are exposed to a variety of market risks, including interest rate, prepayment, extension, spread and credit risks. Our investment strategies are based on our assessment of these risks, our ability to hedge a portion of these risks and our intention to qualify as a REIT. We employ a variety of investment and risk management strategies to reduce our exposure to market risks, and we continuously monitor and adjust our hedge portfolio, the net duration (or interest rate sensitivity) of our investment portfolio, and leverage in order to optimize returns over the longer term as market conditions warrant.
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
Regulatory Requirements of our Captive Broker-Dealer Subsidiary
BES is subject to ongoing membership and regulatory requirements as a member of the FICC and FINRA and as an SEC registered broker-dealer that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. Additionally, as a self-clearing, registered broker-dealer, BES is subject to minimum net capital requirements. Thus, our ability to access tri-party repo funding through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity, is reliant on BES' ability to continually meet FINRA and FICC regulatory and membership requirements.
Human Capital Management
We believe our success as a company ultimately depends on the strength, wellness, and dedication of our workforce. We pride ourselves on robust practices in the area of human capital management that are constantly evolving to meet the needs of our people. As of December 31, 2023, our workforce consisted of 53 full-time employees. We strive to provide each of our highly skilled employees an engaging, rewarding, supportive, and inclusive atmosphere in which to grow professionally. Our competitive and comprehensive benefits package is carefully designed to attract and retain talented personnel. We believe our low voluntary employee turnover and favorable employee survey results are a testament to the success of our human capital management initiatives.

Employee Turnover Metrics
Year	January 1	Terminations [1]	New Hires	December 31
2023	51	–	2	53
2022	50	-2	3	51
2021	50	-2	2	50
________________________________
1.Employee terminations include voluntary and involuntary terminations.
Employee Communications and Engagement
We recognize the importance of ongoing open communication and engagement with our employees, and we greatly value their input. We regularly engage with our employees in a variety of ways through ongoing direct engagement with each member of our staff, anonymous annual employee surveys and regular town hall meetings. Our anonymous employee surveys are an important component of our employee engagement that provide a means of assessing job satisfaction, engagement, and specific concerns of our employees. To enhance the candor and comfort of our employees, we use outside vendors that provide verbatim comments and analysis of engagement levels on an anonymous basis. In 2023, AGNC was recertified as a Great Place to Work™ in recognition of employee engagement efforts. The prestigious certification was based entirely on feedback from employees through an extensive anonymous survey about their experiences working at AGNC, during which 96% of our employees said AGNC is a great place to work. Our Board and management use the results of our surveys and ongoing feedback to implement various ideas and recommendations received from employees.
Workplace Culture and Ethics
Our corporate culture promotes open and honest communication, fair treatment, collegiality and high ethics and compliance standards. Our Code of Ethics and Conduct ("Code of Conduct") applies to all directors, officers and employees and provides clear expectations and guidance to facilitate appropriate decisioning. Our Code of Conduct covers topics such as compliance with securities laws, conflicts of interest, giving and receiving gifts, discrimination, harassment, privacy, appropriate use of Company assets, protecting confidential information, and reporting Code of Conduct violations (including through an anonymous third-party hotline). All employees are required to affirm their understanding of these standards on at least an annual basis. We also regularly conduct mandatory compliance training on the Code of Conduct, insider trading, whistleblower protections, anti-harassment and other legal and corporate policies. Our executive officers and human resources department maintain "open door" policies, and any form of retaliation for bona fide reporting of Code of Conduct violations is expressly prohibited.
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
Diversity and Inclusion
Central to our core values is that every individual deserves respect and equal treatment, regardless of gender, race, ethnicity, age, disability, sexual orientation, gender identity, cultural background or religious belief. We strive to have a diverse workforce and an inclusive and welcoming work environment that is free from wrongful discrimination. We have long maintained policies against discrimination and harassment in our workplace, and we periodically conduct workplace trainings and workshops attended by all employees related to these topics, including unconscious bias and anti-harassment training. Although we have a relatively small workforce and low turnover rate, our recruitment and hiring practices attempt to ensure the diversity of applicant pools for posted job openings. We also seek to engage our employees and provide them opportunities on a non-discriminatory and inclusive basis. As of December 31, 2023, 40% of our employees were women and 32% were ethnically diverse.

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
Corporate Information
Our executive offices are located at 7373 Wisconsin Avenue, 22nd Floor, Bethesda, MD 20814 and our telephone number is (301) 968-9315.
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

Spreads may widen due to numerous factors, including due to actual or expected monetary policy actions by U.S. and foreign central banks, increased market volatility, increased available supply of Agency RMBS, a decline in market liquidity and changes in investor return requirements and sentiment.
Interest rate and spread volatility represent significant risks to our business, potentially affecting our liquidity, increasing our costs, and impacting our ability to manage risks effectively.
Interest rate and spread volatility can have profound impacts on our business, financial condition, and operating results in several ways. Such volatility amplifies market-based risks, affecting asset and liability values and potentially leading to less earnings stability. Volatility increases our exposure to margin calls, including higher risk-based margin requirements, typically requiring us to post additional collateral, which could reduce our unencumbered liquidity and limit resources available for operational needs and further margin requirements. The complexity and cost of hedging against interest rate fluctuations also rises with volatility, potentially impacting our profitability.
Volatility can also reduce liquidity in the mortgage market as mortgage investors reduce their exposure to this risk, making it more challenging to buy or sell assets without affecting their market price. Volatility may also reduce the effectiveness and accuracy of the predictive models that we use to aid in our decision-making and risk management.
In summary, interest rate and spread volatility represent significant risks to our business, potentially affecting our liquidity, increasing our costs, and impacting our ability to manage risks effectively. We continuously monitor these conditions and adjust our strategies accordingly, but there is no guarantee that these measures will be sufficient to mitigate the adverse effects of volatility on our operations and financial results.
The Fed’s participation in the Agency mortgage market could have an adverse effect on our Agency RMBS investments.
The Federal Reserve's (the “Fed”) participation in the Agency RMBS market can have a material impact on the mortgage market, altering the available supply, price and returns on Agency RMBS. Its involvement in the mortgage market can result in increased market volatility and amplify the effects of market-related risks on our financial condition. Generally, when the Fed conducts large-scale asset purchases, Agency RMBS values increase and mortgage spreads tighten. This scenario results in an increase in our tangible net book value, although the return potential on new asset purchases typically declines. Conversely, actual or anticipated reductions of Fed asset purchases or its outright sale of assets, would generally be expected to result in a decline in asset values and wider mortgage spreads to benchmark interest rates, reducing our tangible net book value, while increasing the return potential on new asset purchases.
The Fed first used large-scale asset purchases of U.S. Treasury securities and Agency RMBS, known as quantitative easing, or QE, during the 2008-2009 global financial crisis in an attempt to stabilize financial markets and stimulate a sustained economic recovery. In its most recent QE round, resulting from the Covid-19 financial crisis, the Fed’s balance sheet more than doubled from $4.2 trillion in March 2020 to $8.9 trillion in May 2022. This included a significant increase in its Agency RMBS holdings, to nearly a third of all outstanding Agency RMBS by the time the Fed announced its intention to end QE and commence monetary tightening by, among other actions, gradually reducing its holdings of Agency RMBS over time by not reinvesting proceeds of principal repayments, subject to monthly caps.
Since the beginning of the Fed's current monetary tightening cycle in 2022, through fiscal year-end 2023, the Fed has reduced its Agency RMBS holdings by approximately $300 billion through mortgage prepayment activity. Although the Fed currently favors a gradual reduction of its balance sheet through prepayment activity, subject to monthly caps, there is no guarantee that it will not conduct outright asset sales in the future or alter its monthly caps. If the Fed were to conduct assets sales or allow a more rapid unwinding of its balance sheet than anticipated, Agency RMBS markets could experience increased market volatility, reduced liquidity and an increase in Agency RMBS spreads to benchmark interest rates, causing a material decline in our tangible net book and negatively impacting our financial position.
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
The value of our assets is influenced by multiple factors. The value of our long-term fixed rate securities is particularly impacted by fluctuations in longer-term interest rates. Additionally, market liquidity can significantly impact asset values, where a decrease in liquidity can lead to a decline in asset values and increased price volatility. Factors that can reduce market liquidity include shifts in macro-economic conditions, market uncertainties, changes in investor sentiment, a decline in or negative global money flows to the U.S. fixed income markets, and regulatory capital requirements that constrain the market-making or funding capabilities of banks and financial institutions. Fed monetary policy and the pace of its balance sheet reduction could also negatively impact asset values and market liquidity, especially if this unwinding process occurs more rapidly than anticipated.
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
If our assets prepay at a slower rate than anticipated, our assets could extend beyond their expected maturity, and we may have to finance our investments at potentially higher costs without the ability to reinvest principal into higher yielding securities. Additionally, if prepayment rates decrease due to a rising interest rate environment, the average life or duration of our fixed-rate assets would extend, but our interest rate swap maturities would remain fixed and, therefore, cover a smaller percentage of our funding exposure. At the same time, the market value of our assets could decline, while most of our hedging instruments would not receive any incremental offsetting gains.
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
Non-Agency RMBS are backed by residential mortgage loans, which carry the risk of delinquency, foreclosure and loss based on the borrower's ability to repay. The ability to repay is primarily influenced by the borrower's income and assets. Factors such as loss of employment, divorce, illness, acts of God, acts of war or terrorism, adverse changes in economic and market conditions, declining home values, changes in laws and regulations, changes in fiscal policies and zoning ordinances, environmental hazards such as mold, and property losses (insured or not) can impede repayment.
CMBS are backed by commercial loans, secured by multifamily or other commercial properties. These loans typically face higher risks of delinquency and loss compared to residential loans. Repayment largely depends on the property's operational success. Factors affecting the property's net operating income, such as occupancy rates, tenant mix, the success of tenant businesses, property management, location, condition, and economic conditions, can influence the borrower's repayment capacity.
Geographic concentration of our assets can heighten the risk of default and loss. Both borrower repayment and the market value of the assets underlying our investments are affected by national, local and regional economic conditions. As a result, concentrations of investments tied to geographic regions increase the risk that adverse conditions affecting a region could increase the frequency and severity of losses on our investments. Additionally, assets in certain regional areas may be more susceptible to certain environmental hazards (such as earthquakes, widespread fires, rising sea levels, disease, floods, drought, hurricanes and certain climate risks) than properties in other areas; for example, assets located in coastal states may be more susceptible to hurricanes or sea level rise than properties in other parts of the country. Areas affected by these types of events often experience disruptions in travel, transportation and tourism, loss of jobs, a decrease in consumer activity, and a decline in real estate-related investments, and their economies may not recover sufficiently to support income producing real estate at pre-event levels. These types of occurrences may increase over time or become more severe due to changes in weather patterns and other climate changes.
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
We expect our leverage to vary with market conditions and our assessment of the tradeoffs between risk and return on investments. We generally expect to maintain our leverage between six to twelve times the amount of our tangible stockholders' equity, but we may operate at levels outside of this range for extended periods. We incur this leverage by borrowing against a substantial portion of the market value of our assets. Leverage, which is fundamental to our investment strategy, creates significant risks and amplifies our risk exposure to higher borrowing costs, changes in underlying asset values, changes in mortgage spreads, and other market factors. Leverage also exposes us to the risk of margin calls and defaults under our funding agreements, which may result in forced sales of assets in adverse market conditions. The risks associated with leverage are more acute during volatile market environments and periods of reduced market liquidity. Because of our leverage, we may incur substantial losses.
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
•increases in member specific margin requirements assessed by the FICC for tri-party repo accessed by our wholly-owned captive broker-dealer subsidiary, BES, through the FICC's GCF Repo service;
•regulatory capital requirements or other limitations imposed on our lenders that negatively impact their ability or willingness to lend to us;
•an exit by lenders from the market;
•circumstances that could result in our failure to satisfy covenants, leverage limits, or other requirements imposed by our lenders, in which case our lenders may terminate and cease entering into repurchase transactions with us; and
•the inability of BES to continually meet FINRA and FICC regulatory and membership requirements, which may change over time.
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
Changes to FICC margin requirements could limit our ability to enter tri-party repo transactions with the FICC’s GCF Repo service and TBA transactions with the FICC’s MBSD
We finance a significant portion of our investments and execute TBA transactions through our wholly-owned captive broker-dealer subsidiary, BES. As an eligible institution, BES accesses repo funding through the FICC’s GCF Repo service and central clearing in the TBA market through the FICC's Mortgage-Backed Securities Division (MBSD).
The FICC continually assesses potential changes to rules governing the calculation of margin and minimum margin requirements. The FICC may also levy member specific margin requirements, including requirements related to a member's specific portfolio risk factors as a ratio to that member’s net capital, requirements related to "back-testing" failures of collected FICC margin requirements to cover losses from a simulated liquidation of a member’s portfolio, and other charges that the FICC has the ability to implement, in some cases without a significant notice period.
Increases in FICC margin requirements would have the effect of reducing our unencumbered assets and could potentially limit our ability to utilize tri-party repo funding through the FICC's GCF Repo service and engage in centrally-cleared TBA transactions through the FICC’s MBSD. Furthermore, BES' inability to meet FICC margin requirements may result in the FICC declaring an event of default and ceasing to act for BES as a member along with a liquidation of any margin collateral as well as the portfolio of outstanding transactions for which the FICC serves as BES’ central counterparty, potentially in adverse market conditions. If BES were to fail to continually meet FICC margin requirements and default on its obligations to the FICC it could have a material financial impact on our financial position.

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
Our business heavily depends on information and communication systems, including services provided by third parties and cloud-based platforms. A failure in these systems, or a failure by a third-party provider, could significantly disrupt our operations. These systems may be subject to damage or interruption from, among other things, natural disasters, public health issues such as pandemics or epidemics, terrorist attack, rogue employees, power loss, telecommunications failures, internet disruptions, and other interruptions beyond our control. Additionally, our reliance on these systems exposes us to risks of disruption or damage from cybersecurity risks, such as malware, virus, hacking, denial of service, ransomware, physical or electronic break-ins, insider threats, and phishing attacks, all of which are increasingly sophisticated and prevalent. Our systems may be misconfigured or configured in a way that exacerbates our exposure to these risks. Despite having no significant breaches detected so far, we regularly are targeted by threat actors, and completely preventing or detecting such incidents promptly is increasingly challenging.
The complex nature of cybersecurity threats means a breach could go undetected for a long time, if ever, and responding to such incidents may not always be immediate or sufficient. Moreover, we depend on third-party vendors to implement security programs commensurate with their own risk. They may not be successful at defending against or detecting cybersecurity threats and they may not be obligated to inform us of such incidents. The consequences of a cyber-attack may include operational disruption, unauthorized access to sensitive data, regulatory fines, reputational damage, liability to third parties, and financial losses.
The impact of cybersecurity incidents is difficult to predict, and the evolving legal and regulatory environment around data privacy and security could lead to increased costs and stricter compliance requirements. During an investigation of a cybersecurity incident, or a series of events, it is possible we may not necessarily know the extent of the harm or how to remediate it, which could further adversely impact us, and new regulations may also compel us to disclose information about a material cybersecurity incident before it has been mitigated or resolved, or even fully investigated. Furthermore, whether a single or series of cyber events is material is often a matter of judgment rather than quantitative measures and might only be determinable well after the fact. Despite our efforts to enhance our cybersecurity defenses, we cannot assure complete protection against all cybersecurity threats. A cybersecurity incident, if one were to occur, could adversely affect our business, results of operations, or financial condition.
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
BES is subject to ongoing membership and regulatory requirements as a member of the FICC and FINRA and as an SEC registered broker-dealer that include but are not limited to trade practices, use and safekeeping of funds and securities, capital structure, recordkeeping and conduct of directors, officers and employees. Additionally, as a self-clearing, registered broker-dealer, BES is subject to minimum net capital requirements. Our ability to access tri-party repo funding through the FICC's GCF Repo service, which represents a significant portion of our total borrowing capacity, and our ability to conduct self-clearing of our investment and funding activity through BES are reliant on BES' ability to continually meet these regulatory and membership requirements. If BES were to lose its memberships in FICC and FINRA or its status as a self-clearing registered broker-dealer, we may be unable to find alternative sources of financing on favorable terms and we may experience business interruptions as we attempt to transfer custody and clearing activities to alternative providers that would be harmful to our business.
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
U.S. Government legislative and administrative actions may have an adverse impact on the financial markets. To the extent the markets do not respond favorably to any such actions or such actions do not function as intended, they could have broad adverse market implications and could negatively impact our financial condition and results of operations. For example, the actual or anticipated actions or inaction on U.S. fiscal policy matters, including the U.S. dept ceiling and the amount and tenor of U.S. Treasury debt required to fund the government, could result in a wide range of negative economic effects, including increased financial market and interest rate volatility and wider market spreads between mortgage assets and benchmark interest rates.
Additionally, new regulatory requirements, including the imposition of more stringent bank capital rules and changes to the manner and timing of clearing U.S. Treasury and Agency RMBS transactions, could adversely affect the availability or terms of financing from our lending counterparties, reduce market liquidity, restrict the origination of residential mortgage loans and the formation of new issuances of mortgage-backed securities and limit the trading activities of certain banking entities and other systemically significant organizations that are important to our business. For example, the Fed and Federal Deposit Insurance Commission have proposed amendments to the capital rules for banks subject to their supervision that would apply risk weights (and costs) to Agency RMBS that may, if adopted as proposed, impact the source, pricing, volume, financing, and nature of Agency RMBS, and the SEC Division of Trading and Markets has adopted regulations requiring the central clearing of U.S. Treasury and U.S. Treasury repo transactions that will require significant changes to trading operations and has the potential to adversely impact liquidity, funding and efficiency of these markets, which could adversely impact the cost and other terms or availability of financing and hedging arrangements for our business. Together or individually new regulatory requirements could materially affect our financial condition or results of operations in adverse ways.

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
In September 2008, Fannie Mae and Freddie Mac were placed into the conservatorship of the FHFA, their federal regulator. In addition to the conservatorships, the U.S. Department of the Treasury has provided a liquidity backstop to Fannie Mae and Freddie Mac to ensure their financial stability. Over time, efforts to end the conservatorships and the guarantee-payment structure of Fannie Mae and Freddie Mac have garnered attention from the U.S. Government. During the final year of the Trump Administration, FHFA established new regulatory capital requirements necessary for Fannie Mae and Freddie Mac to exit conservatorship, and the U.S. Treasury Department amended the terms of its liquidity backstop to enable Fannie Mae and Freddie Mac to retain a greater amount of capital in order to achieve these levels, subject to certain conditions. Since taking office, the Biden Administration and the FHFA have delayed implementation or reversed some of these initiatives and have taken steps intended to advance other housing finance policy objectives. Although the FHFA has adopted amendments to GSE regulatory capital requirements, it has also taken steps to implement them, including by permitting the GSEs to charge fees that seek to offset related capital charges on certain Agency RMBS. These or future administrative actions may significantly impact the source, pricing, volume and nature of Agency RMBS and other mortgage securities that Fannie Mae and Freddie Mac issue.
Further administrative and/or legislative actions may be taken that affect structural GSE and federal housing finance reform, alter the amount or nature of the credit support provided by the U.S. Treasury to Fannie Mae and Freddie Mac, modify the future roles of Fannie Mae and Freddie Mac in housing finance or otherwise impact the value or relative fungibility of Agency RMBS issued by each GSE. Such actions may create market uncertainty, may have the effect of reducing the actual or perceived credit quality of securities issued or guaranteed by them or may otherwise impact the size and scope of the Agency RMBS markets. To the extent such actions would terminate the conservatorships without also providing for a sufficiently robust U.S. government guaranty, they could re-define what constitutes an Agency security and subject Agency RMBS to greater credit risk, make them more difficult to finance, and cause their values to decline, all of which could have broad adverse implications for the mortgage markets and our business.
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
Item 1B. Unresolved Staff Comments
None.
Item 1C. Cybersecurity
Risk Management and Strategy
We maintain an active cybersecurity risk management and strategy program to address the risks of cybersecurity threats to our business. Our cybersecurity program aligns with the NIST Cybersecurity Framework, and we conduct reviews of its effectiveness on a regular basis through annual testing, periodic third-party evaluations of our processes and controls, and ongoing surveillance. This program involves the use of cybersecurity tools to identify, protect, detect, respond, and recover from cybersecurity threats. Additionally, we engage with third-party cybersecurity consultants and other professional advisors to gain insight and knowledge into emerging threats, industry trends and emerging practices. Annually, we review cybersecurity risk in the context of our overall enterprise risk management assessment. As a component of these processes, our management team, including our Senior Vice President and Chief Technology Officer, identifies and assesses the likelihood and magnitude of risks, on both inherent and residual basis. These evaluations inform our overall cybersecurity strategy.
Our business operations depend significantly on third party service providers. We have processes in place to evaluate the operational and cybersecurity risks posed to us by third parties on whom we are reliant for these services at the inception of our engagement, and we annually review third-party firms that pose the greatest risks to our business and operations from cybersecurity threats. Nonetheless, we rely on the third parties we use to implement security programs commensurate with their own risk, and we cannot ensure that their efforts will be successful.
Our primary business involves investments in mortgages and mortgage instruments, but we do not perform mortgage servicing, maintain customer accounts, or provide any direct mortgage lending. Nor do we receive personal information on individual mortgage borrowers as part of our regular operations. However, our business is highly dependent on the availability of information systems, and a cybersecurity incident, if one were to occur, could have the potential to disrupt our operations. Please refer to Risks Related to Our Business Operations in Item 1A. Risk Factors of this Form 10-K for a further discussion of the risks posed by cybersecurity threats.
Governance and Oversight
The Audit Committee of the Board of Directors has responsibility to oversee management’s strategy to address risks from cybersecurity threats. The Audit Committee periodically reviews with management the Company’s policies, controls, and procedures used to identify, mitigate, and manage cybersecurity risks. To accomplish this objective, we have established processes for reporting cybersecurity risks to the Audit Committee of the Board of Directors on a quarterly basis. This report, which is prepared by our Senior Vice President and Chief Technology Officer, includes performance as against key performance indicators (KPIs) and service level objectives specifically defined to measure the effectiveness of our cybersecurity controls and risk management efforts, current threat landscape, and strategy. In addition, on an annual basis the Company’s Senior Vice President and Chief Technology Officer presents to the Audit Committee on cybersecurity matters, including material changes to the Company’s information systems, policies and controls, the results of penetration and other testing and findings from any third-party reviews. Our Audit Committee is committed to maintaining a well-informed and cybersecurity-aware posture, regularly engaging by receiving scheduled and requested updates on our strategy to address risks from cybersecurity threats and the evolving threat landscape. The Board of Directors also is appraised of cybersecurity risks as part of its review of management’s annual enterprise risk management assessment.
Management plays a pivotal role in identifying, assessing, and managing material risks from cybersecurity threats. This involves continuous monitoring, analyzing emerging threats, and the development and implementation of risk mitigation strategies. Led by our Senior Vice President and Chief Technology Officer with over 20 years of cyber and risk management experience, the Company actively implements and enforces cybersecurity policies, procedures, and strategies, including employee training programs, security assessments, and updates to ensure alignment with our evolving threat landscape.
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
Item 4. Mine Safety Disclosures
Not applicable.

PART II.
Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities
Our common stock is listed on the Nasdaq Global Select Market under the symbol "AGNC." As of January 31, 2024, 695,015,141 shares of common stock were issued and outstanding, which were held by 1,464 stockholders of record. Most of the shares of our common stock are held by brokers and other institutions on behalf of stockholders.
Dividends
We intend to pay dividends monthly to our common stockholders and to continue to qualify for the tax benefits accorded to a REIT under the Internal Revenue Code. We have not established a minimum dividend payment level and our ability to pay dividends may be adversely affected for the reasons described under the caption "Risk Factors." Additionally, holders of depositary shares underlying our preferred stock are entitled to receive cumulative cash dividends before holders of our common stock are entitled to receive any dividends. See Note 9 to our Consolidated Financial Statements in this Form 10-K for a description of our preferred stock and for common and preferred stock dividends paid for the three years ended December 31, 2023. All distributions to stockholders will be made at the discretion of our Board of Directors and will depend on our earnings, financial condition, maintenance of our REIT status and other factors as our Board of Directors may deem relevant from time to time.
 Equity Compensation Plan Information
 The following table summarizes information, as of December 31, 2023, concerning shares of our common stock authorized for issuance under our equity compensation plans, pursuant to which grants of equity-based awards, namely restricted stock units ("RSUs"), may be granted from time to time. See Notes 2 and 10 to our Consolidated Financial Statements in this Form 10-K for a description of our equity compensation plans.

Plan Category	Number of securities to be issued upon exercise of outstanding options, warrants and rights [1]	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance under equity compensation plans (excluding securities reflected in the first column of this table) [2]
Equity compensation plans approved by security holders	8,649,016	$—	28,655,641
Equity compensation plans not approved by security holders	—	—	—
Total	8,649,016	$—	28,655,641
________________________________
1.Includes (i) unvested time and performance-based RSU awards (unvested performance-based awards assume the maximum payout under the terms of the award); (ii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date; and (iii) accrued dividend equivalent units on items (i) and (ii) through December 31, 2023.
2.Available shares are reduced by items (i), (ii) and (iii) noted above and by shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee.

Performance Graph
The following graph and table compare a stockholder's cumulative total return, assuming $100 invested at December 31, 2018, with the reinvestment of all dividends, as if such amounts had been invested in: (i) our common stock; (ii) the stocks included in the Standard & Poor's 500 Stock Index ("S&P 500"); and (iii) the stocks included in the Bloomberg Mortgage REIT Index.

COMPARISON OF 5 YEAR CUMULATIVE TOTAL RETURN*
Among AGNC Investment Corp., The S&P 500 Index and
The Bloomberg Mortgage REIT Index

220
200
180
160
140
120
100
80
60
12/31/18
12/31/19
12/31/20
12/31/21
12/31/22
12/31/23
AGNC Investment Corp.
S&P 500
Bloomberg Mortgage REITs

________________________________
*$100 invested on 12/31/18 in stock or index, including reinvestment of dividends.
Fiscal year ending December 31.

	December 31,
	2023	2022	2021	2020	2019
AGNC Investment Corp.	$101.00	$91.81	$117.30	$111.47	$113.32
S&P 500	$207.04	$163.98	$200.29	$155.65	$131.47
Bloomberg Mortgage REITs	$97.93	$85.54	$113.11	$96.18	$123.63

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
We are internally managed with the principal objective of generating favorable long-term stockholder returns with a substantial yield component. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities. We fund our investments primarily through collateralized borrowings structured as repurchase agreements. We operate in a manner to qualify to be taxed as a REIT under the Internal Revenue Code.
We employ an active management strategy that is dynamic and responsive to evolving market conditions. The composition of our portfolio and our investment, funding, and hedging strategies are tailored to reflect our analysis of market conditions and the relative values of available options. Market conditions are influenced by a variety of factors, including interest rates, prepayment expectations, liquidity, housing prices, unemployment rates, general economic conditions, government participation in the mortgage market, regulations and relative returns on other assets.

Trends and Recent Market Impacts
The Federal Reserve continued its unprecedented dual-track approach to monetary policy tightening in 2023. Since the beginning of this cycle in 2022, the Federal Reserve has raised the Federal Funds rate by 525 basis points and reduced its balance sheet by $1.3 trillion. This aggressive Federal Reserve campaign and a number of other macroeconomic and geopolitical factors, including persistent inflation, regional bank failures and fears of broader financial contagion, political uncertainty regarding the U.S. debt ceiling and gross supply of U.S. Treasury securities, and significant global geopolitical events, led to sharply higher interest rate and Agency RMBS spread volatility throughout the year. While a number of the risks related to these factors remain and will continue to influence Agency RMBS performance going forward, market uncertainty about many of them has declined considerably from peak levels experienced during the year.
The 10-year U.S. Treasury increased 170 basis points from the April 2023 low of 3.3% to nearly 5.0% in mid-October before declining 110 basis points to 3.9% at year end, ending the year unchanged. The current coupon Agency RMBS spread to a blend of 5- and 10-year Treasuries began the year at 145 basis points and reached 190 basis points in May and again in October, approximating levels that Agency RMBS spreads had previously reached since 2000 only during extreme financial market dislocations - the Great Financial Crisis and the peak of the Covid pandemic - before declining to 139 basis points at year end.
Challenging fixed income environments underscore the importance of active portfolio management and prioritization of risk management. To that end, AGNC maintained a large interest rate hedge position, averaging over 115% of our repo funding and TBA position for 2023 and 2022, and a reduced leverage profile, averaging 7.4x and 7.8x of our tangible stockholders' equity for 2023 and 2022, respectively. In addition, our liquidity as a percentage of our stockholders' equity remained within normal operating levels despite the difficult environment, with unencumbered cash and Agency RMBS growing to $5.1 billion, or 66% of our tangible stockholders' equity, as of the end of 2023, up from $4.3 billion, or 59% of tangible stockholders’

equity, the previous year-end. To capitalize on higher asset yields and wider spreads, in 2023, we continued to shift our asset portfolio away from TBA and lower coupon holdings toward a greater share of higher coupon, high-quality specified pools. As a result, the weighted average coupon on our fixed-rate Agency RMBS and TBA securities increased to 4.83% as of December 31, 2023 from 4.13% as of the previous year-end. Additionally, we opportunistically issued $1.1 billion and $0.5 billion in 2023 and 2022, respectively, of accretive common equity through our At-the-Market offering program to capitalize on our material price to book premium.
AGNC earned total comprehensive income of $0.30 per diluted common share for fiscal year 2023, versus a loss of $4.22 in fiscal year 2022. Our total economic return on tangible common equity was 3.0% for 2023, comprised of $1.44 dividends declared per common share and a $1.14 decline in tangible net book value per common share, compared to a loss of 28.4% for 2022. Net spread and dollar roll income (a non-GAAP measure) per diluted common share totaled $2.61 for fiscal year 2023, compared to $3.11 for 2022, as higher asset yields and our pay-fixed / receive-variable interest rate swap portfolio largely offset rising repo funding costs and declining TBA dollar roll income during the year.
As a levered investor in Agency RMBS, AGNC's performance is primarily driven by changes in Agency RMBS spreads to benchmark interest rates and interest rate volatility. Looking ahead, although risk measures for volatility remain elevated by historical standards, we believe a more favorable investment environment for Agency RMBS is emerging, supported by three key developments. First, the Fed adopted a more neutral monetary policy stance in the fourth quarter and indicated that multiple rate cuts are possible in 2024 if inflation continues to improve as expected. Second, many of the factors that drove the high levels of interest rate volatility in 2023 have now largely subsided, which should, in turn, enhance the attractiveness of Agency RMBS and reduce the cost of our interest rate risk management activities. Third, Agency RMBS spreads appear to have settled into a new trading range, providing us additional confidence in our view that the secular spread widening associated with the Federal Reserve’s reduced presence in the Agency RMBS market has reached its conclusion. Importantly, the higher end of this recent trading range has held on several repeated occasions, as the nearly 2.0% yield benefit for Agency RMBS relative to Treasury securities at these wide spread levels led to strong incremental demand for Agency RMBS. These developments collectively position Agency RMBS as an attractive investment option, both on an absolute and relative basis, in our view, and form the basis for our positive investment outlook.
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

Market Information
The following table summarizes benchmark interest rates and prices of generic fixed rate Agency RMBS as of each date presented below:

Interest Rate/Security Price [1]	Dec. 31, 2022	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Dec. 31, 2023 vs Dec. 31, 2022
Target Federal Funds Rate:
Target Federal Funds Rate - Upper Band	4.50%	5.00%	5.25%	5.50%	5.50%	+100	bps
SOFR:
SOFR Rate	4.30%	4.87%	5.09%	5.31%	5.38%	+108	bps
SOFR Interest Rate Swap Rate:
2-Year Swap	4.45%	4.06%	4.82%	4.97%	4.07%	-38	bps
5-Year Swap	3.75%	3.34%	3.94%	4.38%	3.53%	-22	bps
10-Year Swap	3.56%	3.17%	3.58%	4.27%	3.47%	-9	bps
30-Year Swap	3.21%	2.93%	3.20%	4.01%	3.32%	+11	bps
U.S. Treasury Security Rate:
2-Year U.S. Treasury	4.43%	4.03%	4.90%	5.05%	4.25%	-18	bps
5-Year U.S. Treasury	4.01%	3.58%	4.16%	4.61%	3.85%	-16	bps
10-Year U.S. Treasury	3.88%	3.47%	3.84%	4.57%	3.88%	—	bps
30-Year U.S. Treasury	3.97%	3.65%	3.86%	4.70%	4.03%	+6	bps
30-Year Fixed Rate Agency Price:
2.5%	$84.96	$86.16	$84.77	$79.39	$85.24	+$0.28
3.0%	$88.02	$89.63	$88.01	$82.75	$88.58	+$0.56
3.5%	$91.10	$92.82	$91.11	$86.02	$91.86	+$0.76
4.0%	$94.03	$95.59	$93.84	$89.09	$94.69	+$0.66
4.5%	$96.59	$97.92	$96.14	$91.85	$97.04	+$0.45
5.0%	$98.80	$99.69	$98.00	$94.39	$99.04	+$0.24
5.5%	$100.47	$101.00	$99.55	$96.68	$100.56	+$0.09
6.0%	$101.69	$102.08	$100.88	$98.74	$101.63	-$0.06
6.5%	$102.57	$103.23	$102.12	$100.52	$102.51	-$0.06
15-Year Fixed Rate Agency Price:
1.5%	$86.84	$87.95	$86.30	$83.27	$86.86	+$0.02
2.0%	$89.28	$90.36	$88.61	$85.81	$89.47	+$0.19
2.5%	$91.80	$92.83	$90.98	$88.21	$92.14	+$0.34
3.0%	$93.85	$94.83	$93.32	$90.54	$94.30	+$0.45
3.5%	$95.93	$96.68	$95.14	$92.52	$96.39	+$0.46
4.0%	$97.75	$98.41	$96.59	$94.42	$98.10	+$0.35
________________________________
1.Price information is for generic instruments only and is not reflective of our specific portfolio holdings. Price information is as of 3:00 p.m. (EST) on such date and can vary by source. Price information is sourced from Barclays. Interest rate information is sourced from Bloomberg.

The following table summarizes mortgage and credit spreads as of each date presented below:

Mortgage Rate/Credit Spread	Dec. 31, 2022	Mar. 31, 2023	June 30, 2023	Sept. 30, 2023	Dec. 31, 2023	Dec. 31, 2023 vs Dec. 31, 2022
Mortgage Rate: [1]
30-Year Agency Current Coupon Yield to 5-Year U.S. Treasury Spread	138	147	147	175	140	+2
30-Year Agency Current Coupon Yield to 10-Year U.S. Treasury Spread	151	158	179	179	137	-14
30-Year Agency Current Coupon Yield to 5/10-Year U.S. Treasury Spread	145	152	163	177	139	-6
30-Year Agency Current Coupon Yield	5.39%	5.05%	5.63%	6.36%	5.25%	-14	bps
30-Year Mortgage Rate	6.52%	6.40%	6.78%	7.41%	6.56%	+4	bps
Credit Spread (in bps): [2]
CRT M2	514	423	360	252	206	-308
CMBS AAA	125	171	151	137	118	-7
CDX IG	82	76	66	74	56	-26
________________________________
1. 30-Year Current Coupon Yield represents yield on new production Agency RMBS. 30-Year Current Coupon Yields are sourced from Bloomberg and 30-Year Mortgage Rates are sourced from Clear Blue.
2.CRT and CDX spreads sourced from JP Morgan. CMBS spreads are the average of spreads sourced from Bank of America, JP Morgan and Wells Fargo.

FINANCIAL CONDITION
As of December 31, 2023 and 2022, our investment portfolio totaled $60.2 billion and $59.5 billion, respectively, consisting of: $54.8 billion and $40.9 billion investment securities, at fair value, respectively; $5.4 billion and $18.6 billion net TBA securities, at fair value, respectively; and other mortgage credit investments of $44 million and $25 million, respectively, which we account for under the equity method of accounting. The following table is a summary of our investment securities as of December 31, 2023 and 2022 (dollars in millions):

	December 31, 2023				December 31, 2022
Investment Securities (Includes TBAs) [1]	Amortized Cost	Fair Value	Average Coupon	%	Amortized Cost	Fair Value	Average Coupon	%
Fixed rate Agency RMBS and TBA securities:
≤ 15-year:
≤ 15-year RMBS	$759	$718	3.25%	1%	$1,718	$1,597	3.25%	3%
15-year TBA securities	89	91	5.00%	—%	—	—	—%	—%
Total ≤ 15-year	848	809	3.44%	1%	1,718	1,597	3.25%	3%
20-year RMBS	872	768	2.82%	1%	1,601	1,365	2.51%	2%
30-year:
30-year RMBS	53,658	51,675	4.82%	86%	39,727	36,207	3.89%	61%
30-year TBA securities, net [2]	5,199	5,263	5.50%	9%	18,407	18,574	4.84%	31%
Total 30-year	58,857	56,938	4.88%	95%	58,134	54,781	4.20%	92%
Total fixed rate Agency RMBS and TBA securities	60,577	58,515	4.83%	97%	61,453	57,743	4.13%	97%
Adjustable rate Agency RMBS	293	290	4.67%	—%	126	122	3.72%	—%
Multifamily	161	162	4.47%	—%	—	—	—%	—%
CMO Agency RMBS:
CMO	127	120	3.28%	—%	136	129	3.20%	—%
Interest-only strips	40	35	1.77%	—%	46	41	2.15%	—%
Principal-only strips	27	26	—%	—%	31	29	—%	—%
Total CMO Agency RMBS	194	181	2.03%	—%	213	199	2.25%	1%
Total Agency RMBS and TBA securities	61,225	59,148	4.80%	98%	61,792	58,064	4.12%	98%
Non-Agency RMBS [1]	43	34	5.10%	—%	111	90	4.52%	—%
CMBS	303	273	7.27%	—%	605	567	6.06%	1%
CRT	682	723	10.45%	1%	779	757	8.48%	1%
Total investment securities	$62,253	$60,178	4.88%	100%	$63,287	$59,478	4.18%	100%
________________________________
1.Table excludes other mortgage credit investments of $44 million and $25 million as of December 31, 2023 and 2022, respectively.
2.TBA securities are presented net of long and short positions. For further details of our TBA securities refer to Note 5 of our Consolidated Financial Statements in this Form 10-K
TBA securities are recorded as derivative instruments in our accompanying consolidated financial statements, and our TBA dollar roll transactions represent a form of off-balance sheet financing. As of December 31, 2023 and 2022, our TBA securities had a net carrying value of $66 million and $167 million, respectively, reported in derivative assets/(liabilities) on our accompanying consolidated balance sheets. The net carrying value represents the difference between the fair value of the underlying security in the TBA contract and the price to be paid or received for the underlying security.
As of December 31, 2023 and 2022, the weighted average yield on our investment securities (excluding TBA and forward settling securities) was 4.41% and 3.37%, respectively.

The following tables summarize certain characteristics of our fixed rate Agency RMBS portfolio, inclusive of TBA securities, as of December 31, 2023 and 2022 (dollars in millions):

	December 31, 2023
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.5%	58	59	54	100%	2.16%	101.7%	1.77%	65	10%
3.0%	442	450	423	99%	3.00%	101.5%	2.54%	71	10%
3.5%	14	14	13	100%	3.50%	101.5%	2.60%	126	14%
4.0%	229	235	227	95%	4.00%	102.8%	2.98%	70	13%
4.5%	1	1	1	99%	4.50%	101.7%	2.70%	154	21%
5.0%	90	89	91	—%	5.00%	100.9%	2.54%	168	41%
Total ≤ 15-year	834	848	809	87%	3.44%	101.9%	2.62%	71	11%
20-year:
≤ 2.0%	219	225	188	—%	2.00%	102.6%	1.58%	37	5%
2.5%	337	352	301	—%	2.50%	104.7%	1.72%	42	6%
3.0%	27	28	25	97%	3.00%	103.6%	2.28%	53	8%
3.5%	117	119	113	79%	3.50%	101.7%	2.96%	125	10%
≥ 4.0%	142	148	141	96%	4.26%	104.3%	3.14%	83	11%
Total 20-year:	842	872	768	32%	2.82%	103.6%	2.11%	59	7%
30-year:
≤ 3.0%	3,816	3,861	3,263	55%	2.43%	101.0%	2.28%	34	6%
3.5%	5,580	5,811	5,230	86%	3.50%	104.1%	2.84%	97	7%
4.0%	6,586	6,960	6,358	92%	4.00%	105.7%	3.08%	80	8%
4.5%	6,542	6,763	6,426	64%	4.50%	103.9%	3.83%	46	8%
5.0%	9,696	9,719	9,657	39%	5.00%	100.5%	4.91%	14	9%
5.5%	12,352	12,391	12,486	25%	5.50%	100.6%	5.39%	10	12%
6.0%	9,305	9,384	9,507	22%	6.00%	101.0%	5.71%	7	19%
≥ 6.5%	3,889	3,968	4,011	29%	6.50%	102.3%	5.78%	6	21%
Total 30-year	57,766	58,857	56,938	46%	4.88%	102.2%	4.41%	35	11%
Total fixed rate	$59,442	$60,577	$58,515	47%	4.83%	102.2%	4.34%	35	11%
________________________________
1.Specified pools include pools backed by lower balance loans with original loan balances of up to $200K, HARP pools (defined as pools that were issued between May 2009 and December 2018 and backed by 100% refinance loans with original LTVs ≥ 80%), and pools backed by loans 100% originated in New York and Puerto Rico. As of December 31, 2023, lower balance specified pools had a weighted average original loan balance of $132,000 and $153,000 for 15-year and 30-year securities, respectively, and HARP pools had a weighted average original LTV of 128% and 141% for 15-year and 30-year securities, respectively.
2.Portfolio yield incorporates a projected life CPR based on forward rate assumptions as of December 31, 2023.

	December 31, 2022
	Includes Net TBA Position					Excludes Net TBA Position
Fixed Rate Agency RMBS and TBA Securities	Par Value	Amortized Cost	Fair Value	Specified Pool % [1]	Weighted Average Coupon	Amortized Cost Basis	Weighted Average		Projected CPR [2]
							Yield [2]	Age (Months)
Fixed rate
≤ 15-year:
≤ 2.0%	$46	$47	$41	100%	2.00%	103.1%	1.35%	25	7%
2.5%	261	275	240	100%	2.50%	105.6%	1.29%	37	8%
3.0%	531	540	504	99%	3.00%	101.6%	2.54%	60	10%
3.5%	490	501	473	100%	3.50%	102.2%	2.83%	57	12%
4.0%	342	352	336	93%	4.00%	103.2%	2.96%	60	13%
≥ 4.5%	3	3	3	97%	4.55%	102.8%	2.65%	144	17%
Total ≤ 15-year	1,673	1,718	1,597	98%	3.25%	102.7%	2.47%	55	11%
20-year:
≤ 2.0%	846	872	721	—%	2.00%	103.1%	1.54%	27	5%
2.5%	367	385	322	—%	2.50%	105.0%	1.73%	30	5%
3.0%	30	31	28	97%	3.00%	103.8%	2.28%	41	8%
3.5%	137	139	131	81%	3.50%	101.9%	2.96%	113	10%
≥ 4.0%	166	174	163	96%	4.27%	104.5%	3.12%	72	11%
Total 20-year:	1,546	1,601	1,365	21%	2.51%	103.6%	1.89%	40	6%
30-year:
≤ 3.0%	9,536	9,463	8,112	35%	2.45%	101.9%	2.16%	21	6%
3.5%	7,669	7,927	7,133	82%	3.50%	104.0%	2.84%	83	7%
4.0%	8,587	9,012	8,243	83%	4.00%	105.8%	3.08%	68	8%
4.5%	11,663	11,850	11,364	52%	4.50%	103.5%	3.94%	28	7%
5.0%	11,762	11,674	11,641	19%	5.00%	101.7%	4.71%	8	7%
5.5%	7,589	7,558	7,635	12%	5.50%	102.0%	5.15%	6	9%
6.0%	532	543	547	50%	6.00%	103.8%	5.22%	6	12%
≥ 6.5%	103	107	106	21%	6.50%	104.3%	5.32%	9	18%
Total 30-year	57,441	58,134	54,781	46%	4.20%	103.5%	3.33%	42	7%
Total fixed rate	$60,660	$61,453	$57,743	46%	4.13%	103.5%	3.25%	43	7%
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
For additional details regarding our CRT and non-Agency securities, including credit ratings, as of December 31, 2023 and 2022, please refer to Note 3 of our Consolidated Financial Statements included under Item 8 of this Form 10-K.
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
Interest Income
The effective yield on our Agency RMBS and non-Agency securities of high credit quality is highly impacted by our estimate of future prepayments. We accrue interest income based on the outstanding principal amount and contractual terms of these securities, and we amortize or accrete premiums and discounts associated with our purchase of these securities into interest income over their projected lives, incorporating scheduled contractual payments and estimated prepayments, using the effective interest method. The weighted average cost basis of our securities as of December 31, 2023 was 102.2% of par value; therefore, changes in our actual or projected prepayments can significantly alter the effective yield on our assets.

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
The most significant factor impacting prepayment rates on our securities is changes to long-term interest rates. Prepayment rates generally increase when interest rates fall and decrease when interest rates rise. Item 7A. Quantitative and Qualitative Disclosures About Market Risk in this Form 10-K includes the estimated weighted average projected CPR of our investments and the corresponding weighted average yield on our investments should interest rates instantaneously go up or down by 25, 50, and 75 basis points. However, there are a variety of other factors that may impact the rate of prepayments on our securities. Consequently, our actual experience and future estimates of prepayments could differ materially from our estimates.
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
RESULTS OF OPERATIONS
Non-GAAP Financial Measures
In addition to the results presented in accordance with GAAP, our results of operations discussed below include certain non-GAAP financial information, including "economic interest income," "economic interest expense," and "net spread and dollar roll income available to common stockholders"1 and the related per common share measures and certain financial metrics derived from such non-GAAP information.
"Economic interest income" is measured as interest income (GAAP measure), adjusted to (i) exclude retrospective "catch-up" adjustments to premium amortization cost associated with changes in projected CPR estimates and (ii) include TBA dollar roll implied interest income. "Economic interest expense" is measured as interest expense (GAAP measure) adjusted to include TBA dollar roll implied interest expense/benefit and interest rate swap periodic cost/income. "Net spread and dollar roll income available to common stockholders" is measured as comprehensive income (loss) available (attributable) to common stockholders (GAAP measure) adjusted to: (i) exclude gains/losses on investment securities recognized through net income and other comprehensive income and gains/losses on derivative instruments and other securities (GAAP measures); (ii) exclude retrospective "catch-up" adjustments to premium amortization cost associated with changes in projected CPR estimates; and (iii) include interest rate swap periodic income/cost, TBA dollar roll income and other interest income/expense. As defined "Net spread and dollar roll income available to common stockholders" includes (i) the components of "economic interest income" and "economic interest expense", plus (ii) other interest income/expense, and less (iii) total operating expenses and dividends on preferred stock (GAAP measures).
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
Specifically, in the case "net spread and dollar roll income available to common stockholders" and components of such measure, "economic interest income" and "economic interest expense," we believe the inclusion of TBA dollar roll income is meaningful as TBAs, which are accounted for under GAAP as derivative instruments with gains and losses recognized in other gain (loss) in our consolidated statement of comprehensive income, are economically equivalent to holding and financing generic Agency RMBS using short-term repurchase agreements. Similarly, we believe that the inclusion of periodic interest rate swap settlements is meaningful as interest rate swaps are the primary instrument we use to economically hedge against fluctuations in our borrowing costs and it is more indicative of our total cost of funds than interest expense alone. Additionally, we believe the exclusion of "catch-up" premium amortization adjustments is meaningful as it excludes the cumulative effect from prior reporting periods due to current changes in future prepayment expectations and, therefore, exclusion of such adjustments is more indicative of the current earnings potential of our investment portfolio.
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
________________________________
1."Net spread and dollar roll income available to common stockholders" was previously referred to as "net spread and dollar roll income, excluding 'catch-up' premium amortization, available to common stockholders". "Net spread and dollar roll income available to common stockholders" continues to exclude "catch-up" premium amortization.
Selected Financial Data

The following selected financial data is derived from our annual financial statements for the three years ended December 31, 2023. The selected financial data should be read in conjunction with the more detailed information contained in Item 8. Financial Statements and in this Item 7. Management's Discussion and Analysis of Financial Condition and Results of Operations (in millions, except per share amounts):

	December 31,
Balance Sheet Data	2023	2022	2021
Investment securities, at fair value of $54,824, $40,904 and $54,421, respectively, and other mortgage credit investments	$54,868	$40,929	$54,421
Total assets	$71,596	$51,748	$68,149
Repurchase agreements and other debt	$50,506	$36,357	$47,507
Total liabilities	$63,339	$43,878	$57,858
Total stockholders' equity	$8,257	$7,870	$10,291
Net book value per common share [1]	$9.46	$10.76	$16.76
Tangible net book value per common share [2]	$8.70	$9.84	$15.75

	Fiscal Year
Statement of Comprehensive Income Data	2023	2022	2021
Interest income	$2,041	$1,590	$1,361
Interest expense	2,287	625	75
Net interest income	(246)	965	1,286
Other gain (loss), net	497	(2,081)	(449)
Operating expenses	96	74	88
Net income (loss)	155	(1,190)	749
Dividends on preferred stock	123	105	100
Net income (loss) available (attributable) to common stockholders	$32	$(1,295)	$649

Net income (loss)	$155	$(1,190)	$749
Other comprehensive income (loss), net	155	(973)	(418)
Comprehensive income (loss)	310	(2,163)	331
Dividends on preferred stock	123	105	100
Comprehensive income (loss) available (attributable) to common stockholders	$187	$(2,268)	$231

Weighted average number of common shares outstanding - basic	618.4	537.0	528.1
Weighted average number of common shares outstanding - diluted	619.6	537.0	530.0
Net income (loss) per common share - basic	$0.05	$(2.41)	$1.23
Net income (loss) per common share - diluted	$0.05	$(2.41)	$1.22
Comprehensive income (loss) per common share - basic	$0.30	$(4.22)	$0.44
Comprehensive income (loss) per common share - diluted	$0.30	$(4.22)	$0.44
Dividends declared per common share	$1.44	$1.44	$1.44

	Fiscal Year
Other Data (Unaudited) *	2023	2022	2021
Average investment securities - at par	$50,878	$47,761	$53,057
Average investment securities - at cost	$52,262	$49,195	$54,869
Net TBA portfolio - at par (as of period end) [3]	$5,331	$19,050	$27,123
Net TBA portfolio - at cost (as of period end) [3]	$5,288	$18,407	$27,622
Net TBA portfolio - at market value (as of period end) [3]	$5,354	$18,574	$27,578
Net TBA portfolio - at carrying value (as of period end) [3,4]	$66	$167	$(44)
Average net TBA dollar roll position - at cost	$10,000	$20,631	$29,851
Average total assets - at fair value	$63,409	$61,028	$72,908
Average repurchase agreements and other debt outstanding [5]	$44,027	$41,363	$49,923
Average stockholders' equity [6]	$7,817	$8,475	$10,885
Average tangible net book value "at risk" leverage [7]	7.4:1	7.8:1	7.7:1
Tangible net book value "at risk" leverage (as of period end) [8]	7.0:1	7.4:1	7.7:1
Economic return on tangible common equity [9]	3.0%	(28.4)%	2.9%
Expenses % of average total assets	0.15%	0.12%	0.12%
Expenses % of average assets, including average net TBA position	0.13%	0.09%	0.09%
Expenses % of average stockholders' equity	1.23%	0.87%	0.81%
________________________________
* Except as noted below, average numbers for each period are weighted based on days on our books and records.
1.Net book value per common share is calculated as total stockholders' equity, less preferred stock liquidation preference, divided by number of common shares outstanding as of period end.
2.Tangible net book value per common share excludes goodwill.
3.Includes net TBA dollar roll position and, if applicable, forward settling securities.
4.The carrying value of our net TBA position represents the difference between the market value and the cost basis of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value on our accompanying consolidated balances sheets.
5.Amount represents the daily weighted average repurchase agreements outstanding for the period used to fund our investment securities and other debt. Amount excludes U.S. Treasury repurchase agreements and TBA contracts. Other debt includes debt of consolidated VIEs.

6.Average stockholders' equity calculated as average month-ended stockholders' equity during the period.
7.Average tangible net book value "at risk" leverage is calculated by dividing the sum of daily weighted average repurchase agreements used to fund our investment securities, other debt, and TBA and forward settling securities (at cost) (collectively "mortgage borrowings") outstanding for the period by the sum of average stockholders' equity adjusted to exclude goodwill for the period. Leverage excludes U.S. Treasury repurchase agreements.
8.Tangible net book value "at risk" leverage as of period end is calculated by dividing the sum of mortgage borrowings outstanding and receivable/payable for unsettled investment securities as of period end by the sum of total stockholders' equity adjusted to exclude goodwill as of period end. Leverage excludes U.S. Treasury repurchase agreements.
9.Economic return on tangible common equity represents the sum of the change in tangible net book value per common share and dividends declared per share of common stock during the period over beginning tangible net book value per common share.
Economic Interest Income and Asset Yields
The following table summarizes our economic interest income (a non-GAAP measure) for fiscal years 2023, 2022 and 2021, which includes the combination of interest income (a GAAP measure) on our holdings reported as investment securities on our consolidated balance sheets, adjusted to exclude estimated "catch-up" premium amortization adjustments for the cumulative effect from prior reporting periods due to changes in our CPR forecast, and implied interest income on our TBA securities (dollars in millions):

	Fiscal Year
	2023		2022		2021
	Amount	Yield	Amount	Yield	Amount	Yield
Interest income:
Cash/coupon interest income	$2,242	4.41%	$1,603	3.36%	$1,730	3.26%
Net premium amortization benefit (cost)	(201)	(0.50)%	(13)	(0.13)%	(369)	(0.78)%
Interest income (GAAP measure)	2,041	3.91%	1,590	3.23%	1,361	2.48%
Estimated "catch-up" premium amortization cost (benefit) due to change in CPR forecast	(5)	(0.01)%	(238)	(0.48)%	(96)	(0.17)%
Interest income, excluding "catch-up" premium amortization	2,036	3.90%	1,352	2.75%	1,265	2.31%
TBA dollar roll income - implied interest income [1,2]	524	5.24%	746	3.60%	528	1.77%
Economic interest income, excluding "catch-up" amortization (non-GAAP measure) [3]	$2,560	4.11%	$2,098	3.00%	$1,793	2.12%

Weighted average actual portfolio CPR for investment securities held during the period	6.3%		11.1%		23.1%
Weighted average projected CPR for the remaining life of investment securities held as of period end	11.4%		7.4%		10.9%
30-year fixed rate mortgage rate as of period end [4]	6.56%		6.52%		3.27%
10-year U.S. Treasury rate as of period end [4]	3.88%		3.88%		1.51%
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
4. 30-year fixed rate mortgage rates are sourced from Optimal Blue. 10-year U.S. Treasury rates are sourced from Bloomberg.
The principal elements impacting our economic interest income are the average size of our investment portfolio and the average yield on our securities. The following table includes a summary of the estimated impact of each of these elements on our economic interest income for fiscal years 2023 and 2022 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements Impacting Economic Interest Income
		Due to Change in Average
Fiscal Year 2023 vs 2022	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$451	$99	$352
Estimated "catch-up" premium amortization due to change in CPR forecast	233	—	233
Interest income, excluding "catch-up" premium amortization	684	99	585
TBA dollar roll income - implied interest income	(222)	(384)	162
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$462	$(285)	$747

		Due to Change in Average
Fiscal Year 2022 vs 2021	Total Increase / (Decrease)	Portfolio Size	Asset Yield
Interest Income (GAAP measure)	$229	$(141)	$370
Estimated "catch-up" premium amortization due to change in CPR forecast	(142)	—	(142)
Interest income, excluding "catch-up" premium amortization	87	(141)	228
TBA dollar roll income - implied interest income	218	(163)	381
Economic interest income, excluding "catch-up" amortization (non-GAAP measure)	$305	$(304)	$609
Our average investment portfolio, inclusive of TBAs (at cost), decreased 11% and 18% for fiscal years 2023 and 2022, respectively, primarily due to a decline in our average stockholders' equity and lower "at risk" leverage. The average yield on our investment portfolio, including TBA implied asset yields and excluding "catch-up" premium amortization, increased 111 and 88 basis points for fiscal years 2023 and 2022, respectively, largely as a result of shifting our asset portfolio away from TBA and lower coupon holdings toward a greater share of higher coupon, high-quality specified pools to capitalize on higher asset yields and wider spreads.
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
We include our net TBA position in our measure of leverage because a forward contract to acquire Agency RMBS in the TBA market carries similar risks to Agency RMBS purchased in the cash market and funded with on-balance sheet liabilities. Similarly, a TBA contract for the forward sale of Agency securities has substantially the same effect as selling the underlying Agency RMBS and reducing our on-balance sheet funding commitments. (Refer to Liquidity and Capital Resources in this Form 10-K for further discussion of TBA securities and dollar roll transactions). Repurchase agreements used to fund short-term investments in U.S. Treasury securities ("U.S. Treasury repo") are excluded from our measure of leverage due to the temporary and highly liquid nature of these investments. The following table presents a summary of our leverage ratios for the periods listed (dollars in millions):

	Investment Securities Repurchase Agreements and Other Debt [1]			Net TBA Position Long/(Short) [2]		Average Tangible Net Book Value "At Risk" Leverage during the Period [3]	Tangible Net Book Value "At Risk" Leverage as of Period End [4]
Quarter Ended	Average Daily Amount	Maximum Daily Amount	Ending Amount	Average Daily Amount	Ending Amount
December 31, 2023	$47,548	$52,643	$48,959	$4,993	$5,288	7.4:1	7.0:1
September 30, 2023	$47,073	$52,888	$51,931	$7,340	$2,407	7.5:1	7.9:1
June 30, 2023	$41,546	$42,408	$40,962	$9,985	$10,320	7.2:1	7.2:1
March 31, 2023	$39,824	$42,919	$42,022	$17,851	$10,385	7.7:1	7.2:1
December 31, 2022	$35,486	$39,399	$36,002	$18,988	$18,407	7.8:1	7.4:1
September 30, 2022	$40,530	$41,834	$39,169	$20,331	$19,116	8.1:1	8.7:1
June 30, 2022	$42,997	$44,243	$41,406	$19,653	$16,001	7.8:1	7.4:1
March 31, 2022	$46,570	$47,940	$44,150	$23,605	$20,152	7.8:1	7.5:1
December 31, 2021	$46,999	$48,524	$47,037	$29,014	$27,622	7.6:1	7.7:1
September 30, 2021	$45,847	$49,021	$45,723	$30,312	$28,912	7.5:1	7.5:1
June 30, 2021	$52,374	$60,186	$48,488	$28,082	$27,611	7.6:1	7.9:1
March 31, 2021	$54,602	$57,153	$55,221	$32,022	$25,355	8.0:1	7.7:1
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
Economic Interest Expense and Aggregate Cost of Funds
The following table summarizes our economic interest expense and aggregate cost of funds (non-GAAP measures) for fiscal years 2023, 2022 and 2021 (dollars in millions), which includes the combination of interest expense on repurchase agreements and other debt used to fund acquisitions of investment securities (GAAP measure), implied financing cost (benefit) of our TBA securities and interest rate swap periodic cost (benefit):

	Fiscal Year
	2023		2022		2021
Economic Interest Expense and Aggregate Cost of Funds [1]	Amount	Cost of Funds	Amount	Cost of Funds	Amount	Cost of Funds
Investment securities repurchase agreement and other debt - interest expense (GAAP measure)	$2,287	5.12%	$625	1.49%	$75	0.15%
TBA dollar roll income - implied interest expense (benefit) [2,3]	493	4.86%	228	1.08%	(128)	(0.42)%
Economic interest expense - before interest rate swap periodic cost (income), net [4]	2,780	5.07%	853	1.35%	(53)	(0.06)%
Interest rate swap periodic cost (benefit), net [2,5,6]	(2,202)	(4.02)%	(675)	(1.08)%	60	0.07%
Total economic interest expense (non-GAAP measure)	$578	1.05%	$178	0.27%	$7	0.01%
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

The principal elements impacting our economic interest expense are (i) the size of our average mortgage borrowings and interest rate swap portfolio outstanding during the period, (ii) the average interest rate on our mortgage borrowings and (iii) the average net interest rate paid/received on our interest rate swaps. The following table includes a summary of the estimated impact of these elements on our economic interest expense for fiscal years 2023 and 2022 compared to the prior year period (in millions):

Impact of Changes in the Principal Elements of Economic Interest Expense
		Due to Change in Average
Fiscal Year 2023 vs 2022	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$1,662	$40	$1,622
TBA dollar roll income - implied interest benefit/expense	265	(117)	382
Interest rate swap periodic income/cost	(1,527)	32	(1,559)
Total change in economic interest benefit/expense	$400	$(45)	$445

		Due to Change in Average
Fiscal Year 2022 vs 2021	Total Increase / (Decrease)	Borrowing / Swap Balance	Borrowing / Swap Rate
Investment securities repurchase agreement and other debt interest expense	$550	$(13)	$563
TBA dollar roll income - implied interest benefit/expense	356	40	316
Interest rate swap periodic income/cost	(735)	1	(736)
Total change in economic interest benefit/expense	$171	$28	$143
Our average mortgage borrowings, inclusive of TBAs, decreased 13% and 22% for fiscal years 2023 and 2022, respectively, due to a decline in our asset base. The average interest rate on our mortgage borrowings, excluding the impact interest rate swap period income/cost, increased 372 and 141 basis points for fiscal years 2023 and 2022, respectively, due to higher short-term interest rates.
Interest rate swap periodic income increased for fiscal years 2023 and 2022 primarily due to higher receive rates on our pay-fixed swaps, as the average pay rate on our swaps increased marginally and the average notional balance remained largely unchanged despite the decline in our average mortgage borrowings. The following is a summary of our average interest rate swaps outstanding and the related average swap pay and receive rates for fiscal years 2023, 2022 and 2021 (dollars in millions). Amounts exclude forward starting swaps not yet in effect.

	Fiscal Year
Average Ratio of Interest Rate Swaps (Excluding Forward Starting Swaps) to Mortgage Borrowings Outstanding	2023	2022	2021
Average investment securities repo and other debt outstanding	$44,027	$41,363	$49,923
Average net TBA dollar roll position outstanding - at cost	$10,000	$20,631	$29,851
Average mortgage borrowings outstanding	$54,027	$61,994	$79,774
Average notional amount of interest rate swaps outstanding (excluding forward starting swaps), net	$47,012	$49,334	$48,634
Ratio of average interest rate swaps to mortgage borrowings outstanding	87%	80%	61%

Average interest rate swap pay-fixed rate (excluding forward starting swaps)	0.55%	0.25%	0.17%
Average interest rate swap receive-floating rate	(5.17)%	(1.60)%	(0.05)%
Average interest rate swap net pay/(receive) rate	(4.62)%	(1.35)%	0.12%
For fiscal years 2023, 2022 and 2021, we had an average forward starting net pay and (receive) fixed rate swap balance of $(0.5) billion, $48 million and $149 million, respectively. Forward starting interest rate swaps do not impact our economic interest expense and aggregate cost of funds until they commence accruing net interest settlements on their forward start dates.
Net Interest Spread
The following table presents a summary of our net interest spread (including the impact of TBA dollar roll income, interest rate swaps and excluding "catch-up" premium amortization) for fiscal years 2023, 2022 and 2021:

	Fiscal Year
Investment and TBA Securities - Net Interest Spread	2023	2022	2021
Average asset yield	4.11%	3.00%	2.12%
Average aggregate cost of funds	(1.05)%	(0.27)%	(0.01)%
Average net interest spread	3.06%	2.73%	2.11%

Net Spread and Dollar Roll Income
The following table presents a reconciliation of net spread and dollar roll income available to common stockholders (non-GAAP measure) from comprehensive income (loss) available (attributable) to common stockholders (the most comparable GAAP financial measure) for fiscal years 2023, 2022 and 2021 (dollars in millions):

	Fiscal Year
	2023	2022	2021
Comprehensive income (loss) available (attributable) to common stockholders	$187	$(2,268)	$231
Adjustments to exclude realized and unrealized (gains) losses reported through net income:
Realized loss on sale of investment securities, net	1,567	2,916	57
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,678)	3,795	1,502
Gain on derivative instruments and other securities, net	(386)	(4,630)	(1,110)
Adjustment to exclude unrealized (gain) loss reported through other comprehensive income:
Unrealized (gain) loss on available-for-sale securities measure at fair value through other comprehensive income, net	(155)	973	418
Other adjustments:
Estimated "catch-up" premium amortization benefit due to change in CPR forecast [1]	(5)	(238)	(96)
TBA dollar roll income, net [2]	31	518	656
Interest rate swap periodic income (cost), net [2,4]	2,202	675	(60)
Other interest income (expense), net [2,3,4]	(146)	(65)	—
Net spread and dollar roll income available to common stockholders (non-GAAP measure) [5]	1,617	1,676	1,598

Weighted average number of common shares outstanding - basic	618.4	537.0	528.1
Weighted average number of common shares outstanding - diluted	619.6	538.1	530.0
Net spread and dollar roll income per common share - basic	$2.61	$3.12	$3.03
Net spread and dollar roll income per common share - diluted	$2.61	$3.11	$3.02
________________________________
1.Reported in interest income in our consolidated statements of comprehensive income.
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
5.This measure was previously referred to as "net spread and dollar roll income, excluding 'catch-up' premium amortization cost/benefit, per common share." Though it continues to exclude "catch-up" premium amortization cost/benefit, its title has been condensed to its revised title in the table above.
Gain (Loss) on Investment Securities, Net
The following table is a summary of our net gain (loss) on investment securities for fiscal years 2023, 2022 and 2021 (in millions):

	Fiscal Year
Gain (Loss) on Investment Securities, Net [1]	2023	2022	2021
Loss on sale of investment securities, net	$(1,567)	$(2,916)	$(57)
Unrealized (loss) gain on investment securities measured at fair value through net income, net [2]	1,678	(3,795)	(1,502)
Unrealized (loss) gain on investment securities measured at fair value through other comprehensive income, net	155	(973)	(418)
Total loss on investment securities, net	$266	$(7,684)	$(1,977)
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

Gain (Loss) on Derivative Instruments and Other Securities, Net
The following table is a summary of our gain (loss) on derivative instruments and other securities, net for fiscal years 2023, 2022 and 2021 (in millions):

	Fiscal Year
	2023	2022	2021
TBA securities, dollar roll income	$31	$518	$656
TBA securities, mark-to-market loss	18	(3,378)	(1,208)
Forward settling non-Agency securities, mark-to-market gain/(loss)	—	—	5
Interest rate swaps, periodic income (cost) [1]	2,202	675	(60)
Interest rate swaps, mark-to-market gain (loss)	(1,532)	3,802	1,177
Credit default swaps - buy protection	(13)	21	—
Payer swaptions	(21)	857	23
U.S. Treasury securities - short position	(54)	1,482	444
U.S. Treasury securities - long position	(30)	(32)	(25)
U.S. Treasury futures contracts - short position	(42)	811	42
SOFR futures contracts - long position	(10)	—	—
Other interest income (expense), net [1]	(146)	(77)	—
Other gain (loss), net	(17)	(49)	56
Total gain (loss) on derivative instruments and other securities, net	$386	$4,630	$1,110
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
Leverage and Financing Sources
Our leverage will vary depending on market conditions and our assessment of relative risks and returns, but we generally expect our leverage to be between six and twelve times the amount of our tangible stockholders' equity, measured as the sum of our total mortgage borrowings and net payable / (receivable) for unsettled investment securities, divided by the sum of our total stockholders' equity adjusted to exclude goodwill. Our tangible net book value "at risk" leverage ratio was 7.0x and 7.4x as of December 31, 2023 and 2022, respectively. The following table includes a summary of our mortgage borrowings outstanding as of December 31, 2023 and 2022 (dollars in millions). For additional details of our mortgage borrowings refer to Notes 2, 4 and 5 to our Consolidated Financial Statements in this Form 10-K.

	December 31, 2023		December 31, 2022
Mortgage Borrowings	Amount	%	Amount	%
Investment securities repurchase agreements [1,2]	$48,879	90%	$35,907	66%
Debt of consolidated variable interest entities, at fair value	80	—%	95	—%
Total debt	48,959	90%	36,002	66%
TBA and forward settling non-Agency securities, at cost	5,288	10%	18,407	34%
Total mortgage borrowings	$54,247	100%	$54,409	100%
________________________________
1.Includes Agency RMBS, CRT and non-Agency MBS repurchase agreements. Excludes U.S. Treasury repurchase agreements totaling $1,547 million and $355 million as of December 31, 2023 and 2022, respectively.
2.As of December 31, 2023 and 2022, 43% and 48%, respectively, of our total repurchase agreements, including 45% and 48% or our investment securities repurchase agreements, respectively, were funded through the Fixed Income Clearing Corporation's GCF Repo service.
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
The terms and conditions of our repurchase agreements are determined on a transaction-by-transaction basis when each such borrowing is initiated or renewed and, in the case of GCF Repo, by the prevailing margin requirements calculated by the FICC, which acts as the central counterparty. The amount borrowed is generally equal to the fair value of the securities pledged, as determined by the lending counterparty, less an assessed discount, referred to as a "haircut," that reflects the underlying risk of the specific collateral and protects the counterparty against a change in its value. Interest rates are generally fixed based on prevailing rates corresponding to the term of the borrowing. None of our repo counterparties are obligated to renew or otherwise enter into new borrowings at the conclusion of our existing borrowings.
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
The collateral requirements, or haircut levels, under our repo agreements are typically determined on an individual transaction basis or by the prevailing requirements established by the FICC for GCF tri-party repo. Consequently, haircut levels and minimum margin requirements can change over time and may increase during periods of elevated market volatility. If the fair value of our collateral declines, our counterparties will typically require that we post additional collateral to re-establish the agreed-upon collateral levels, referred to as "margin calls." Similarly, if the estimated fair value of our investment securities increases, we may request that counterparties release collateral back to us. Our counterparties typically have the sole discretion to determine the value of pledged collateral but are required to act in good faith in making determinations of value. Our agreements generally provide that in the event of a margin call, collateral must be posted on the same business day, subject to notice requirements. As of December 31, 2023, we had met all our margin requirements.
The value of Agency RMBS collateral is impacted by market factors and is reduced by monthly principal pay-downs on the underlying mortgage pools. Fannie Mae and Freddie Mac publish monthly security pay-down factors for their mortgage pools on the fifth day after month-end, but do not remit payment to security holders until generally the 25th day after month-end. Bi-lateral repo counterparties assess margin to account for the reduction in value of Agency collateral when factors are released. The FICC assesses margin on the last day of each month, prior to the factor release date, based on its internally projected pay-down rates (referred to as the "blackout period exposure adjustment" or "blackout margin"). On the factor release date, the blackout margin is released and collateralization requirements are adjusted to actual factor data. Due to the timing difference between associated margin calls and our receipt of principal pay-downs, our liquidity is temporarily reduced each month for principal repayments. We attempt to manage the liquidity risk associated with principal pay-downs by monitoring conditions impacting prepayment rates and through asset selection. As of December 31, 2023, approximately 9% of our investment portfolio consisted of TBA securities, which are not subject to monthly principal pay-downs. The remainder of our portfolio primarily consisted of Agency RMBS, which had an average one-year CPR forecast of 9%.
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
Haircut levels and minimum margin requirements imposed by our counterparties reduce the amount of our unencumbered assets and limit the amount we can borrow against our investment securities. During the fiscal year 2023, haircuts on our repo funding arrangements remained stable. As of December 31, 2023, the weighted average haircut on our repurchase agreements was approximately 3.1% of the value of our collateral, compared to 3.7% as of December 31, 2022.
To mitigate the risk of margins calls, we seek to maintain excess liquidity by holding unencumbered liquid assets that can be used to satisfy collateral requirements, collateralize additional borrowings or sold for cash. As of December 31, 2023, our unencumbered assets totaled approximately $5.2 billion, or 67% of tangible equity, consisting of $5.1 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets. This compares to $4.4 billion of unencumbered assets, or 60% of tangible equity, as of December 31, 2022, consisting of $4.3 billion of unencumbered cash and Agency RMBS and $0.1 billion of unencumbered credit assets.
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

As of December 31, 2023, our maximum amount at risk (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables) with any of our repurchase agreement counterparties, excluding the FICC, was less than 3% of our tangible stockholders' equity, with our top five repo counterparties, excluding the FICC, representing approximately 7% of our tangible stockholders' equity. As of December 31, 2023, less than 7% of our tangible stockholder's equity was at risk with the FICC. Excluding central clearing exchanges, as of December 31, 2023, our amount at risk with any counterparty to our derivative agreements was less than 1% of our stockholders' equity.
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
OFF-BALANCE SHEET ARRANGEMENTS
As of December 31, 2023, we did not maintain relationships with unconsolidated entities or financial partnerships, such as entities often referred to as structured finance, or special purpose or variable interest entities, established to facilitate off-balance sheet arrangements or other contractually narrow or limited purposes. Additionally, as of December 31, 2023, we had not guaranteed obligations of unconsolidated entities or entered into a commitment or intent to provide funding to such entities.
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
•fluctuations in the yield curve;
•the level, degree and extent of volatility in interest rates or the yield on our assets relative to interest rate benchmarks;
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
•the direct or indirect effects of geopolitical events, including war, terrorism, civil discord, embargos, trade or other disputes, or natural disasters, on conditions in the markets for Agency RMBS or other mortgage securities, the terms or availability of funding for our business, or our ongoing business operations;
•the availability of personnel, operational resources, information technology and other systems to conduct our operations;
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
We estimate the duration and convexity of our assets using a third-party risk management system and market data. We review the estimates for reasonableness, giving consideration to any unique characteristics of our securities, market conditions and other factors likely to impact these estimates, and based on our judgement we may make adjustments to the third-party estimates. Our estimated duration gap, which is a measure of the difference between the interest rate sensitivity of our assets and our liabilities, inclusive of interest rate hedges, was -0.5 years as of December 31, 2023, compared to 0.4 years as of 2022.
The table below quantifies the estimated changes in the fair value of our investment portfolio (including derivatives and other securities used for hedging purposes) and in our tangible net book value per common share as of December 31, 2023 and 2022 should interest rates go up or down by 25, 50 and 75 basis points, assuming instantaneous parallel shifts in the yield curve and including the impact of both duration and convexity. All values in the table below are measured as percentage changes from the base interest rate scenario. The base interest rate scenario assumes interest rates and prepayment projections as of December 31, 2023 and 2022.
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

Interest Rate Sensitivity [1,2]
	December 31, 2023		December 31, 2022
Change in Interest Rate	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-75 Basis Points	-0.7%	-7.0%	+0.1%	+1.4%
-50 Basis Points	-0.4%	-3.8%	+0.1%	+1.5%
-25 Basis Points	-0.1%	-1.5%	+0.1%	+1.0%
+25 Basis Points	0.1%	+0.7%	-0.1%	-1.4%
+50 Basis Points	0.1%	+0.7%	-0.3%	-3.3%
+75 Basis Points	0.0%	0.0%	-0.5%	-5.4%
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
As of December 31, 2023 and 2022, our investment securities (excluding TBAs) had a weighted average projected CPR of 11.4% and 7.4%, respectively, and a weighted average yield of 4.41% and 3.37%, respectively. The table below presents estimated weighted average projected CPRs and yields for our investment securities should interest rates go up or down instantaneously by 25, 50 and 75 basis points. Estimated yields exclude the impact of retroactive "catch-up" premium amortization adjustments for prior periods due to changes in the projected CPR assumption.

Interest Rate Sensitivity [1]
	December 31, 2023		December 31, 2022
Change in Interest Rate	Weighted Average Projected CPR	Weighted Average Asset Yield [2]	Weighted Average Projected CPR	Weighted Average Asset Yield [2]
-75 Basis Points	17.8%	4.33%	8.3%	3.33%
-50 Basis Points	15.4%	4.36%	7.9%	3.34%
-25 Basis Points	13.2%	4.39%	7.6%	3.36%
Actual as of Period End	11.4%	4.41%	7.4%	3.37%
+25 Basis Points	9.7%	4.44%	7.2%	3.38%
+50 Basis Points	8.5%	4.46%	7.0%	3.39%
+75 Basis Points	7.7%	4.47%	6.9%	3.40%
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
Fluctuations in mortgage spreads can occur due to a variety of factors, including changes in interest rates, prepayment expectations, actual or anticipated monetary policy actions by the U.S. and foreign central banks, liquidity conditions, required rates of returns on different assets and other market supply and demand factors. The table below quantifies the estimated changes in the fair value of our assets, net of hedges, and our tangible net book value per common share as of December 31, 2023 and 2022 should spreads widen or tighten by 10, 25 and 50 basis points. The estimated impact of changes in spreads is in addition to our interest rate shock sensitivity included in the interest rate shock table above. The table below assumes a spread duration of 4.7 and 5.8 years as of December 31, 2023 and 2022, respectively, based on interest rates and prices as of such dates; however, our portfolio's sensitivity to mortgage spread changes will vary with changes in interest rates and in the size and composition of our portfolio. Therefore, actual results could differ materially from our estimates.

Spread Sensitivity [1,2]
	December 31, 2023		December 31, 2022
Change in MBS Spread	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share	Estimated Change in Portfolio Market Value	Estimated Change in Tangible Net Book Value Per Common Share
-50 Basis Points	+2.3%	+23.1%	+2.9%	+30.6%
-25 Basis Points	+1.2%	+11.6%	+1.5%	+15.3%
-10 Basis Points	+0.5%	+4.6%	+0.6%	+6.1%
+10 Basis Points	-0.5%	-4.6%	-0.6%	-6.1%
+25 Basis Points	-1.2%	-11.6%	-1.5%	-15.3%
+50 Basis Points	-2.3%	-23.1%	-2.9%	-30.6%
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
As of December 31, 2023, we believe that we have sufficient liquidity and capital resources available to execute our business strategy (see Liquidity and Capital Resources in this Form 10-K for additional details). However, should the value of our collateral or the value of our derivative instruments suddenly decrease, or margin requirements increase, we may be required to post additional collateral for these arrangements, causing an adverse change in our liquidity position. Furthermore, there is no assurance that we will always be able to renew (or roll) our short-term funding liabilities. In addition, our counterparties have the option to increase our haircuts (margin requirements) on the assets we pledge against our funding liabilities, thereby reducing the amount that can be borrowed against an asset even if they agree to renew or roll our funding liabilities. Significantly higher haircuts can reduce our ability to leverage our portfolio or may even force us to sell assets, especially if correlated with asset price declines or faster prepayment rates on our assets.
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
We accept credit exposure related to our credit sensitive assets at levels we deem prudent within the context of our overall investment strategy. We attempt to manage this risk through careful asset selection, pre-acquisition due diligence, post-acquisition performance monitoring, and the sale of assets where we identify negative credit trends. We may also manage credit risk with credit default swaps or other financial derivatives that we believe are appropriate. Additionally, we may vary the mix of our interest rate and credit sensitive assets or our duration gap to adjust our credit exposure and/or improve the return profile of our assets, such as when we believe credit performance is inversely correlated with changes in interest rates. Our credit risk related to derivative and repurchase agreement transactions is largely mitigated by limiting our counterparties to major financial institutions with acceptable credit ratings or to registered central clearinghouses and monitoring concentration levels with any one counterparty. We also continuously monitor and adjust the amount of collateral pledged based on changes in market value. However, our efforts to manage credit risk may be unsuccessful and we could suffer losses as a result. Excluding central clearing exchanges, as of December 31, 2023, our maximum amount at risk with any counterparty related to our repurchase agreements and derivative agreements was less than 3% and 1%, respectively, of tangible stockholders' equity.

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

The consolidated financial statements as of December 31, 2023 and 2022 and for fiscal years 2023, 2022 and 2021 have been audited by Ernst & Young LLP, an independent registered public accounting firm, who conducted their audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). The independent registered public accounting firm's responsibility is to express an opinion on these consolidated financial statements based on their audits. For further information refer to the Ernst & Young LLP (PCAOB ID: 42) audit opinion included in this Item 8 of our Annual Report.

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

Management assessed the effectiveness of our internal control over financial reporting as of December 31, 2023, utilizing the criteria set forth by the Committee of Sponsoring Organizations of the Treadway Commission (COSO) in its Internal Control-Integrated Framework (2013 framework). Based on this assessment and those criteria, management determined that our internal control over financial reporting was effective as of December 31, 2023. The effectiveness of our internal control over financial reporting as of December 31, 2023 has been audited by Ernst & Young LLP, our independent registered public accounting firm, as stated in their attestation report included in this Form 10-K.

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of AGNC Investment Corp.

Opinion on Internal Control over Financial Reporting

We have audited AGNC Investment Corp.’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) (the COSO criteria). In our opinion, AGNC Investment Corp. (the Company) maintained, in all material respects, effective internal control over financial reporting as of December 31, 2023, based on the COSO criteria.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the consolidated balance sheets of the Company as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders’ equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes, and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

                                            /s/ Ernst & Young LLP

Tysons, Virginia
February 22, 2024

Report of Independent Registered Public Accounting Firm

The Stockholders and the Board of Directors of AGNC Investment Corp.

Opinion on the Financial Statements

We have audited the accompanying consolidated balance sheets of AGNC Investment Corp. (the Company) as of December 31, 2023 and 2022, the related consolidated statements of comprehensive income, stockholders' equity, and cash flows for each of the three years in the period ended December 31, 2023, and the related notes (collectively referred to as the “consolidated financial statements”). In our opinion, the consolidated financial statements present fairly, in all material respects, the financial position of the Company at December 31, 2023 and 2022, and the results of its operations and its cash flows for each of the three years in the period ended December 31, 2023, in conformity with U.S. generally accepted accounting principles.

We also have audited, in accordance with the standards of the Public Company Accounting Oversight Board (United States) (PCAOB), the Company’s internal control over financial reporting as of December 31, 2023, based on criteria established in Internal Control-Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (2013 framework) and our report dated February 22, 2024 expressed an unqualified opinion thereon.

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

We conducted our audits in accordance with the standards of the PCAOB. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement, whether due to error or fraud. Our audits included performing procedures to assess the risks of material misstatement of the financial statements, whether due to error or fraud, and performing procedures that respond to those risks. Such procedures included examining, on a test basis, evidence regarding the amounts and disclosures in the financial statements. Our audits also included evaluating the accounting principles used and significant estimates made by management, as well as evaluating the overall presentation of the financial statements. We believe that our audits provide a reasonable basis for our opinion.

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
As of December 31, 2023, the Company’s investment securities had a net unamortized premium balance of $1.2 billion, including interest and principal-only securities, and it recorded $201 million of net premium amortization for the year then ended. As explained in Note 2 to the financial statements, premiums or discounts associated with the purchase of Agency residential mortgage-backed securities (“Agency RMBS") and non-Agency mortgage-backed securities of high credit quality are amortized or accreted into interest income, respectively, over the projected lives of the securities, including contractual payments and estimated prepayments using the effective interest method. The effective yield on the Company’s Agency RMBS and non-Agency mortgage-backed securities of high credit quality is highly impacted by the Company’s estimate of future prepayments. The Company estimates long-term prepayment speeds of such securities using a third-party service provider and market data. The third-party service provider estimates long-term prepayment speeds using a prepayment model that incorporates the forward yield curve, current mortgage rates, mortgage rates of the outstanding loans, age and size of the outstanding loans, loan-to-value ratios, interest rate volatility and other factors.

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

Tysons, Virginia
February 22, 2024

AGNC INVESTMENT CORP.
CONSOLIDATED BALANCE SHEETS
(in millions, except per share data)

	December 31,
	2023	2022
Assets:
Agency securities, at fair value (including pledged securities of $49,575 and $35,800, respectively)	$53,673	$39,346
Agency securities transferred to consolidated variable interest entities, at fair value (pledged securities)	121	144
Credit risk transfer securities, at fair value (including pledged securities of $678 and $703, respectively)	723	757
Non-Agency securities, at fair value, and other mortgage credit investments (including pledged securities of $262 and $605, respectively)	351	682
U.S. Treasury securities, at fair value (including pledged securities of $1,530 and $353, respectively)	1,540	353
Cash and cash equivalents	518	1,018
Restricted cash	1,253	1,316
Derivative assets, at fair value	185	617
Receivable for investment securities sold (including pledged securities of $0 and $119, respectively)	—	120
Receivable under reverse repurchase agreements	11,618	6,622
Goodwill	526	526
Other assets	1,088	247
Total assets	$71,596	$51,748
Liabilities:
Repurchase agreements	$50,426	$36,262
Debt of consolidated variable interest entities, at fair value	80	95
Payable for investment securities purchased	210	302
Derivative liabilities, at fair value	362	99
Dividends payable	115	100
Obligation to return securities borrowed under reverse repurchase agreements, at fair value	10,894	6,534
Other liabilities	1,252	486
Total liabilities	63,339	43,878
Stockholders' equity:
Preferred Stock - aggregate liquidation preference of $1,688	1,634	1,634
Common stock - $0.01 par value; 1,500 shares authorized; 694.3 and 574.6 shares issued and outstanding, respectively	7	6
Additional paid-in capital	15,281	14,186
Retained deficit	(8,148)	(7,284)
Accumulated other comprehensive loss	(517)	(672)
Total stockholders' equity	8,257	7,870
Total liabilities and stockholders' equity	$71,596	$51,748
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME
(in millions, except per share data)

	Year Ended December 31,
	2023	2022	2021
Interest income:
Interest income	$2,041	$1,590	$1,361
Interest expense	2,287	625	75
Net interest income	(246)	965	1,286
Other gain (loss), net:
Loss on sale of investment securities, net	(1,567)	(2,916)	(57)
Unrealized gain (loss) on investment securities measured at fair value through net income, net	1,678	(3,795)	(1,502)
Gain on derivative instruments and other investments, net	386	4,630	1,110
Total other gain (loss), net:	497	(2,081)	(449)
Expenses:
Compensation and benefits	62	41	54
Other operating expense	34	33	34
Total operating expense	96	74	88
Net income (loss)	155	(1,190)	749
Dividends on preferred stock	123	105	100
Net income (loss) available (attributable) to common stockholders	$32	$(1,295)	$649

Net income (loss)	$155	$(1,190)	$749
Unrealized gain (loss) on investment securities measured at fair value through other comprehensive income (loss), net	155	(973)	(418)
Comprehensive income (loss)	310	(2,163)	331
Dividends on preferred stock	123	105	100
Comprehensive income (loss) available (attributable) to common stockholders	$187	$(2,268)	$231

Weighted average number of common shares outstanding - basic	618.4	537.0	528.1
Weighted average number of common shares outstanding - diluted	619.6	537.0	530.0
Net income (loss) per common share - basic	$0.05	$(2.41)	$1.23
Net income (loss) per common share - diluted	$0.05	$(2.41)	$1.22
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
(in millions)

	Preferred Stock	Common Stock		Additional Paid-in Capital	Retained Deficit	Accumulated Other Comprehensive Income (Loss)	Total
		Shares	Amount
Balance, December 31, 2020	$1,489	539.5	$5	$13,972	$(5,106)	$719	$11,079
Net income	—	—	—	—	749	—	749
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(418)	(418)
Stock-based compensation, net	—	0.4	—	19	—	—	19
Repurchase of common stock	—	(17.7)	—	(281)	—	—	(281)
Preferred dividends declared	—	—	—	—	(100)	—	(100)
Common dividends declared	—	—	—	—	(757)	—	(757)
Balance, December 31, 2021	$1,489	522.2	$5	$13,710	$(5,214)	$301	$10,291
Net loss	—	—	—	—	(1,190)	—	(1,190)
Other comprehensive loss:
Unrealized loss on available-for-sale securities, net	—	—	—	—	—	(973)	(973)
Stock-based compensation, net	—	1.1	—	2	—	—	2
Issuance of preferred stock	145	—	—	—	—	—	145
Issuance of common stock	—	56.0	1	525	—	—	526
Repurchase of common stock	—	(4.7)	—	(51)	—	—	(51)
Preferred dividends declared	—	—	—	—	(105)	—	(105)
Common dividends declared	—	—	—	—	(775)	—	(775)
Balance, December 31, 2022	$1,634	574.6	$6	$14,186	$(7,284)	$(672)	$7,870
Net income	—	—	—	—	155	—	155
Other comprehensive income:
Unrealized gain on available-for-sale securities, net	—	—	—	—	—	155	155
Stock-based compensation, net	—	0.9	—	11	—	—	11
Issuance of common stock	—	118.8	1	1,084	—	—	1,085
Preferred dividends declared	—	—	—	—	(123)	—	(123)
Common dividends declared	—	—	—	—	(896)	—	(896)
Balance, December 31, 2023	$1,634	694.3	$7	$15,281	$(8,148)	$(517)	$8,257
See accompanying notes to consolidated financial statements.

AGNC INVESTMENT CORP.
CONSOLIDATED STATEMENTS OF CASH FLOWS
(in millions)

	Year Ended December 31,
	2023	2022	2021
Operating activities:
Net income (loss)	$155	$(1,190)	$749
Adjustments to reconcile net income (loss) to net cash provided by operating activities:
Amortization of premiums and discounts on mortgage-backed securities, net	201	13	369
Stock-based compensation, net	11	2	19
Loss on sale of investment securities, net	1,567	2,916	57
Unrealized (gain) loss on investment securities measured at fair value through net income, net	(1,678)	3,795	1,502
Gain on derivative instruments and other securities, net	(386)	(4,630)	(1,110)
(Increase) decrease in other assets	(892)	38	(29)
Increase (decrease) in other liabilities	904	69	(17)
Net cash (used in) provided by operating activities	(118)	1,013	1,540
Investing activities:
Purchases of Agency mortgage-backed securities	(32,216)	(26,842)	(45,345)
Purchases of credit risk transfer and non-Agency securities and other mortgage credit investments	(364)	(1,173)	(2,031)
Proceeds from sale of Agency mortgage-backed securities	13,608	25,978	34,595
Proceeds from sale of credit risk transfer and non-Agency securities	732	1,199	1,434
Principal collections on Agency mortgage-backed securities	4,327	6,525	15,042
Principal collections on credit risk transfer and non-Agency securities	68	209	84
Payments on U.S. Treasury securities	(30,535)	(27,494)	(22,055)
Proceeds from U.S. Treasury securities	33,229	25,878	19,795
Net proceeds from (payments on) reverse repurchase agreements	(4,510)	4,001	1,272
Net proceeds from derivative instruments	989	2,907	1,045
Net cash (used in) provided by investing activities	(14,672)	11,188	3,836
Financing activities:
Proceeds from repurchase arrangements	3,282,218	2,360,328	2,189,555
Payments on repurchase agreements	(3,268,054)	(2,371,447)	(2,194,540)
Payments on debt of consolidated variable interest entities	(17)	(24)	(49)
Net proceeds from preferred stock issuances	—	145	—
Net proceeds from common stock issuances	1,085	526	—
Payments for common stock repurchases	—	(51)	(281)
Cash dividends paid	(1,005)	(869)	(860)
Net cash provided by (used in) financing activities	14,227	(11,392)	(6,175)
Net change in cash, cash equivalents and restricted cash	(563)	809	(799)
Cash, cash equivalents and restricted cash at beginning of period	2,334	1,525	2,324
Cash, cash equivalents and restricted cash at end of period	$1,771	$2,334	$1,525

Reconciliation of cash, cash equivalents and restricted cash end of period:
Cash and cash equivalents	$518	$1,018	$998
Restricted cash	1,253	1,316	527
Total cash, cash equivalents and restricted cash, end of period	$1,771	$2,334	$1,525

Supplemental disclosure to cash flow information:
Interest paid	$2,246	$557	$89
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
We are internally managed with the principal objective of generating favorable long-term stockholder returns with a substantial yield component. We generate income from the interest earned on our investments, net of associated borrowing and hedging costs, and net realized gains and losses on our investment and hedging activities.

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
We generally recognize gains or losses through net income on available-for-sale securities only if the security is sold; however, if the fair value of a security declines below its amortized cost and we determine that it is more likely than not that we will incur a realized loss on the security when we sell the asset, we will recognize the difference between the amortized cost and the fair value in net income as a component of other gain (loss). As of December 31, 2023, we did not intend to sell available-for-sale securities in an unrealized loss position and it was not more likely than not that we would be required to sell such securities before recovery of their amortized cost basis. Since all of our available-for-sale designated securities consist of Agency RMBS, we do not have an allowance for credit losses. We have not recognized impairment losses on our available-for-sale securities through net income for the periods presented in our consolidated financial statements.
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
Our derivative agreements generally contain provisions that allow for netting or setting off derivative assets and liabilities with the counterparty; however, we report related assets and liabilities on a gross basis in our consolidated balance sheets. Derivative instruments in a gain position are reported as derivative assets at fair value and derivative instruments in a loss position are reported as derivative liabilities at fair value in our consolidated balance sheets. Changes in fair value of derivative instruments and periodic settlements related to our derivative instruments are recorded in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income. Net cash receipts from and payments on our derivative instruments are classified in our consolidated statements of cash flows according to the underlying nature or purpose of the derivative transaction, generally in the investing section.
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
Investment securities - are valued based on prices obtained from multiple third-party pricing sources. The pricing sources utilize various valuation approaches, including market and income approaches. For Agency RMBS, the pricing sources primarily utilize a matrix pricing technique that interpolates the estimated fair value based on observed quoted prices for forward contracts in the TBA market of the same coupon, maturity and issuer, adjusted to reflect the specific characteristics of the pool of mortgages underlying the Agency security, such as maximum loan balance, loan vintage, loan-to-value ratio, geography and other characteristics as may be appropriate. For other investment securities, the pricing sources primarily utilize discounted cash flow model-derived pricing techniques to estimate the fair value. Such models incorporate market-based discount rate assumptions based on observable inputs such as recent trading activity, credit data, volatility statistics, benchmark interest rate curves, spread measurements to benchmark curves and other market data that are current as of the measurement date and may include certain unobservable inputs, such as assumptions of future levels of prepayment, defaults and loss severities.
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
Consolidated Variable Interest Entities
ASC Topic 810, Consolidation ("ASC 810"), requires an enterprise to consolidate a variable interest entity ("VIE") if it is deemed the primary beneficiary of the VIE. As of December 31, 2023 and 2022, our consolidated financial statements reflect the consolidation of certain VIEs for which we have determined we are the primary beneficiary. The consolidated VIEs consist of CMO trusts backed by fixed or adjustable-rate Agency RMBS. Fannie Mae or Freddie Mac guarantees the payment of interest and principal and acts as the trustee and administrator of their respective securitization trusts. Accordingly, we are not required to provide the beneficial interest holders of the CMO securities any financial or other support. Our maximum exposure to loss related to our involvement with the CMO trusts is the fair value of the CMO securities and interest and principal-only securities held by us, less principal amounts guaranteed by Fannie Mae and Freddie Mac.
Cash and Cash Equivalents
Cash and cash equivalents include cash held in bank accounts and cash held in money market funds on an overnight basis.
Restricted Cash
Restricted cash includes cash pledged as collateral for clearing and executing trades, repurchase agreements, and interest rate swaps and other derivative instruments.
Goodwill
Goodwill is the cost of an acquisition in excess of the fair value of identified assets acquired and liabilities assumed and is recognized as an asset on our consolidated balance sheets. As of December 31, 2023 and 2022, we had $526 million of goodwill related to our acquisition of AGNC Management, LLC, our former manager, on July 1, 2016. Goodwill is not subject to amortization but must be tested for impairment at least annually and at interim periods when events or circumstances may make it more likely than not that an impairment has occurred. If a qualitative analysis indicates that there may be an impairment, a quantitative analysis is performed. The quantitative analysis requires that we compare the carrying value of the identified reporting unit comprising the goodwill to the reporting unit's fair value. If the reporting unit's carrying value is greater than its fair value, an impairment charge is recognized to the extent the carrying amount of the reporting unit exceeds its fair value. During the three fiscal years ended December 31, 2023, we did not recognize a goodwill impairment charge.
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

Note 3. Investment Securities
As of December 31, 2023 and 2022, our investment portfolio consisted of $54.8 billion and $40.9 billion investment securities, at fair value, respectively, $5.4 billion and $18.6 billion net TBA securities, at fair value, respectively, and other mortgage credit investments of $44 million and $25 million, respectively, which we account for under the equity method of accounting. Our TBA position is reported at its net carrying value totaling $66 million and $167 million as of December 31, 2023 and 2022, respectively, in derivative assets / (liabilities) on our accompanying consolidated balance sheets. The net carrying value of our TBA position represents the difference between the fair value of the underlying security and the cost basis or the forward price to be paid or received for the underlying security.
As of December 31, 2023 and 2022, our investment securities had a net unamortized premium balance of $1.2 billion and $1.5 billion, respectively.

The following tables summarize our investment securities as of December 31, 2023 and 2022, excluding TBA securities and other mortgage credit investments (dollars in millions). Details of our TBA securities are included in Note 5.

	December 31, 2023		December 31, 2022
Investment Securities	Amortized Cost	Fair Value	Amortized Cost	Fair Value
Agency RMBS:
Fixed rate	$55,289	$53,161	$43,046	$39,169
Adjustable rate	293	290	126	122
CMO	127	120	136	129
Interest-only and principal-only strips	67	61	77	70
Multifamily	161	162	—	—
Total Agency RMBS	55,937	53,794	43,385	39,490
Non-Agency RMBS [1]	43	34	111	90
CMBS	303	273	605	567
CRT securities	682	723	779	757
Total investment securities	$56,965	$54,824	$44,880	$40,904

	December 31, 2023
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$3,881	$1,152	$1	$—	$—	$—	$5,034
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	227	73	—	—	—	—	300
Amortized cost	4,107	1,225	1	—	—	—	5,333
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(392)	(125)	—	—	—	—	(517)
Total available-for-sale securities, at fair value	3,715	1,100	1	—	—	—	4,816
Securities remeasured at fair value through earnings:
Par value	29,910	19,503	283	44	307	679	50,726
Unamortized discount	(108)	(59)	(3)	(3)	(7)	(9)	(189)
Unamortized premium	702	376	—	2	3	12	1,095
Amortized cost	30,504	19,820	280	43	303	682	51,632
Gross unrealized gains	170	111	1	—	2	41	325
Gross unrealized losses	(1,270)	(638)	—	(9)	(32)	—	(1,949)
Total securities remeasured at fair value through earnings	29,404	19,293	281	34	273	723	50,008
Total securities, at fair value	$33,119	$20,393	$282	$34	$273	$723	$54,824
Weighted average coupon as of December 31, 2023	4.69%	4.91%	4.94%	5.10%	7.27%	10.45%	4.86%
Weighted average yield as of December 31, 2023 [2]	4.22%	4.53%	5.16%	4.92%	7.04%	8.87%	4.41%

	December 31, 2022
	Agency RMBS			Non-Agency [1]
Investment Securities	Fannie Mae	Freddie Mac	Ginnie Mae	RMBS	CMBS	CRT	Total
Available-for-sale securities:
Par value	$4,696	$1,535	$1	$—	$—	$—	$6,232
Unamortized discount	(1)	—	—	—	—	—	(1)
Unamortized premium	275	93	—	—	—	—	368
Amortized cost	4,970	1,628	1	—	—	—	6,599
Gross unrealized gains	—	—	—	—	—	—	—
Gross unrealized losses	(500)	(172)	—	—	—	—	(672)
Total available-for-sale securities, at fair value	4,470	1,456	1	—	—	—	5,927
Securities remeasured at fair value through earnings:
Par value	24,231	11,444	2	112	609	773	37,171
Unamortized discount	(61)	(37)	—	(4)	(8)	(6)	(116)
Unamortized premium	855	352	—	3	4	12	1,226
Amortized cost	25,025	11,759	2	111	605	779	38,281
Gross unrealized gains	13	8	—	—	—	8	29
Gross unrealized losses	(2,307)	(937)	—	(21)	(38)	(30)	(3,333)
Total securities remeasured at fair value through earnings	22,731	10,830	2	90	567	757	34,977
Total securities, at fair value	$27,201	$12,286	$3	$90	$567	$757	$40,904
Weighted average coupon as of December 31, 2022	3.79%	3.92%	4.66%	4.52%	6.06%	8.48%	3.94%
Weighted average yield as of December 31, 2022 [2]	3.17%	3.41%	2.58%	4.34%	6.02%	7.93%	3.37%
 ________________________________
1.Non-Agency amounts exclude other mortgage credit investments of $44 million and $25 million as of December 31, 2023 and December 31, 2022, respectively.
2.Incorporates a weighted average future constant prepayment rate assumption of 11.4% and 7.4% based on forward rates as of December 31, 2023 and December 31, 2022, respectively.
As of December 31, 2023 and 2022, our investments in CRT and non-Agency securities had the following credit ratings (in millions):

	December 31, 2023			December 31, 2022
CRT and Non-Agency Security Credit Ratings [1]	CRT	RMBS [2]	CMBS	CRT	RMBS [2]	CMBS
AAA	$—	$1	$9	$—	$9	$184
AA	—	—	31	2	3	117
A	—	—	25	16	13	38
BBB	144	14	44	91	40	65
BB	137	7	81	299	13	91
B	39	2	55	72	2	58
Not Rated	403	10	28	277	10	14
Total	$723	$34	$273	$757	$90	$567
 ________________________________
1.Represents the lowest of Standard and Poor's ("S&P"), Moody's, Fitch, DBRS, Kroll Bond Rating Agency ("KBRA") and Morningstar credit ratings, stated in terms of the S&P equivalent rating as of each date.
2.RMBS excludes other mortgage credit investments of $44 million and $25 million as of December 31, 2023 and 2022, respectively.
Our CRT securities reference the performance of loans underlying Agency RMBS issued by Fannie Mae or Freddie Mac, which were subject to their underwriting standards.
The actual maturities of our investment securities are generally shorter than their stated contractual maturities. The actual maturities of our Agency and high credit quality non-Agency RMBS are primarily affected by principal prepayments and to a lesser degree the contractual lives of the underlying mortgages and periodic contractual principal repayments. The actual maturities of our credit-oriented investments are primarily impacted by their contractual lives and default and loss recovery rates. As of December 31, 2023 and 2022, the weighted average expected constant prepayment rate ("CPR") over the remaining life of our Agency and high credit quality non-Agency RMBS investment portfolio was 11.4% and 7.4%, respectively. Our estimates can differ materially for different securities and thus our individual holdings have a wide range of projected CPRs. The following table summarizes our investments as of December 31, 2023 and 2022 according to their estimated weighted average life classification (dollars in millions):

	December 31, 2023				December 31, 2022
Estimated Weighted Average Life of Investment Securities [1]	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield	Fair Value	Amortized Cost	Weighted Average Coupon	Weighted Average Yield
≤ 3 years	$942	$961	6.61%	5.93%	$512	$537	5.19%	4.66%
> 3 years and ≤ 5 years	10,381	10,331	5.98%	5.52%	2,643	2,824	4.57%	3.79%
> 5 years and ≤10 years	40,895	42,988	4.55%	4.10%	30,958	33,985	3.96%	3.30%
> 10 years	2,606	2,685	4.77%	4.63%	6,791	7,534	3.56%	3.43%
Total	$54,824	$56,965	4.86%	4.41%	$40,904	$44,880	3.94%	3.37%
 ________________________________
1.Table excludes other mortgage credit investments of $44 million and $25 million as of December 31, 2023 and 2022, respectively.
The following table presents the gross unrealized loss and fair values of securities classified as available-for-sale by length of time that such securities have been in a continuous unrealized loss position as of December 31, 2023 and 2022 (in millions):

	Unrealized Loss Position For
	Less than 12 Months		12 Months or More		Total
Securities Classified as Available-for-Sale	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss	Fair Value	Unrealized Loss
December 31, 2023	$—	$—	$4,797	$(517)	$4,797	$(517)
December 31, 2022	$5,846	$(665)	$52	$(7)	$5,898	$(672)
Gains and Losses on Sale of Investment Securities
The following table is a summary of our net gain (loss) from the sale of investment securities for fiscal years 2023, 2022 and 2021 by investment classification of accounting (in millions):

	Fiscal Year 2023			Fiscal Year 2022			Fiscal Year 2021
Investment Securities	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total	Available-for-Sale Securities [2,3]	Fair Value Option Securities	Total
Investment securities sold, at cost	$(524)	$(15,263)	$(15,787)	$(786)	$(29,427)	$(30,213)	$(4,972)	$(30,903)	$(35,875)
Proceeds from investment securities sold [1]	461	13,759	14,220	744	26,553	27,297	5,008	30,810	35,818
Net gain (loss) on sale of investment securities	$(63)	$(1,504)	$(1,567)	$(42)	$(2,874)	$(2,916)	$36	$(93)	$(57)

Gross gain on sale of investment securities	$—	$19	$19	$2	$10	$12	$36	$176	$212
Gross loss on sale of investment securities	(63)	(1,523)	(1,586)	(44)	(2,884)	(2,928)	—	(269)	(269)
Net gain (loss) on sale of investment securities	$(63)	$(1,504)	$(1,567)	$(42)	$(2,874)	$(2,916)	$36	$(93)	$(57)
 ________________________________
1.Proceeds include cash received during the period, plus receivable for investment securities sold during the period as of period end.
2.See Note 9 for a summary of changes in accumulated OCI.
3.During fiscal years 2023, 2022 and 2021, we received principal repayments on available-for-sale securities of $704 million, $1,501 million and $3,574 million, respectively.

Note 4. Repurchase Agreements and Reverse Repurchase Agreements
Repurchase Agreements
We pledge our securities as collateral under our borrowings structured as repurchase agreements with financial institutions. Amounts available to be borrowed are dependent upon the fair value of the securities pledged as collateral, which fluctuates with changes in interest rates, type of security and liquidity conditions within the banking, mortgage finance and real estate industries. If the fair value of our pledged securities declines, lenders will typically require us to post additional collateral or pay down borrowings to re-establish agreed upon collateral requirements, referred to as "margin calls." Similarly, if the fair value of our pledged securities increases, lenders may release collateral back to us. As of December 31, 2023, we had met all margin call requirements. For additional information regarding our pledged assets, please refer to Note 6.

As of December 31, 2023 and 2022, we had $50.4 billion and $36.3 billion, respectively, of repurchase agreements outstanding used to fund our investment portfolio and temporary holdings of U.S. Treasury securities. The terms and conditions of our repurchase agreements are typically negotiated on a transaction-by-transaction basis or subject to a tri-party repo agreement. The following table summarizes our borrowings under repurchase agreements by their remaining maturities as of December 31, 2023 and 2022 (dollars in millions):

	December 31, 2023			December 31, 2022
Remaining Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity	Repurchase Agreements	Weighted Average Interest Rate	Weighted Average Days to Maturity
Investment securities repo
≤ 1 month	$40,946	5.61%	11	$26,712	4.42%	12
> 1 to ≤ 3 months	7,933	5.55%	64	7,762	4.48%	38
> 3 to ≤ 6 months	—	—%	—	1,433	1.42%	141
Investment securities repo	48,879	5.60%	19	35,907	4.31%	23
U.S. Treasury repo:
≤ 1 month	1,547	5.54%	2	355	4.37%	3
Total	$50,426	5.60%	19	$36,262	4.31%	22
As of December 31, 2023 and 2022, $16.7 billion and $9.6 billion, respectively, of our investment securities repurchase agreements and all of our U.S. Treasury repurchase agreements had an overnight maturity of one business day and none of our repurchase agreements were due on demand. As of December 31, 2023, we had $8.8 billion of forward commitments to enter into repurchase agreements with a weighted average forward start date of 4 days and a weighted average interest rate of 5.54%. As of December 31, 2022, we had $6.4 billion of forward commitments to enter into repurchase agreements, with a weighted average forward start date of 4 days and a weighted average interest rate of 4.38%. As of December 31, 2023 and 2022, 48% and 49%, respectively, of our repurchase agreement funding was sourced through our wholly-owned captive broker-dealer subsidiary, Bethesda Securities, LLC ("BES"). Amounts sourced through BES include funding from the General Collateral Finance Repo service ("GCF Repo") offered by the Fixed Income Clearing Corporation ("FICC"), which totaled 43% and 48% of our repurchase agreement funding outstanding as of December 31, 2023 and 2022, respectively.
Reverse Repurchase Agreements
As of December 31, 2023 and 2022, we had $11.6 billion and $6.6 billion, respectively, of reverse repurchase agreements outstanding used primarily to borrow securities to cover short sales of U.S. Treasury securities, for which we had associated obligations to return borrowed securities at fair value of $10.9 billion and $6.5 billion, respectively. As of December 31, 2023 and 2022, $3.1 billion and $1.5 billion, respectively, of our reverse repurchase agreements were with the FICC sourced through BES.

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

Derivative and Other Hedging Instrument Assets (Liabilities), at Fair Value
The table below summarizes fair value information about our derivative and other hedging instrument assets/(liabilities) as of December 31, 2023 and 2022 (in millions):

		December 31,
Derivative and Other Hedging Instruments	Balance Sheet Location	2023	2022
Interest rate swaps [1]	Derivative assets, at fair value	$15	$2
Swaptions	Derivative assets, at fair value	89	293
TBA and forward settling non-Agency securities	Derivative assets, at fair value	81	266
U.S. Treasury futures - short	Derivative assets, at fair value	—	56
Total derivative assets, at fair value		$185	$617

Interest rate swaps [1]	Derivative liabilities, at fair value	$(1)	$—
TBA and forward settling non-Agency securities	Derivative liabilities, at fair value	(15)	(99)
U.S. Treasury futures - short	Derivative liabilities, at fair value	(336)	—
SOFR futures contracts - long	Derivative liabilities, at fair value	(10)	—
Credit default swaps [1]	Derivative liabilities, at fair value	—	—
Total derivative liabilities, at fair value		$(362)	$(99)

U.S. Treasury securities - long	U.S. Treasury securities, at fair value	$1,540	$353
U.S. Treasury securities - short	Obligation to return securities borrowed under reverse repurchase agreements, at fair value	(10,894)	(6,534)
Total U.S. Treasury securities, net at fair value		$(9,354)	$(6,181)
________________________________
1.As of December 31, 2023 and 2022, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value (see Note 2) was a net asset (liability) of $2.9 billion and $4.5 billion, respectively. As of December 31, 2023 and 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(6) million and $(2) million, respectively.
The following tables summarize certain characteristics of our derivative and other hedging instruments outstanding as of December 31, 2023 and 2022 (dollars in millions):

Pay Fixed / Receive Variable Interest Rate Swaps	December 31, 2023 [1]				December 31, 2022
Years to Maturity	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)	Notional Amount	Average Fixed Pay Rate	Average Receive Rate	Average Maturity (Years)
≤ 1 years	$13,750	0.14%	5.37%	0.4	$5,250	0.03%	4.30%	0.7
> 1 to ≤ 3 years	14,800	0.48%	5.32%	2.0	22,250	0.14%	4.31%	1.9
> 3 to ≤ 5 years	5,800	0.24%	5.38%	3.9	10,550	0.22%	4.31%	3.8
> 5 to ≤ 7 years	3,900	0.92%	5.37%	6.2	5,625	0.85%	4.30%	6.1
> 7 to ≤ 10 years	5,226	3.06%	5.38%	9.2	3,650	1.60%	4.31%	8.4
> 10 years	—	—%	—%	0.0	500	3.54%	4.30%	10.0
Total	$43,476	0.68%	5.35%	3.0	$47,825	0.37%	4.31%	3.2
________________________________
1.December 31, 2023 amounts are net of $1 billion receive fixed interest rate swaps.

	December 31,
Pay Fixed / Receive Variable Interest Rate Swaps by Receive Index (% of Notional Amount)	2023	2022
SOFR	80%	81%
OIS	20%	19%
Total	100%	100%

Payer Swaptions	Option			Underlying Payer Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Pay Rate [1]	Average Term (Years)
December 31, 2023
≤ 1 year	$28	$86	5	$1,250	2.61%	10.0
Total	$28	$86	5	$1,250	2.61%	10.0

December 31, 2022
≤ 1 year	$26	$145	6	$1,300	2.04%	9.4
> 1 year ≤ 2 years	39	148	18	1,750	2.52%	10.0
Total	$65	$293	13	$3,050	2.32%	9.8
________________________________
1.Receive index references SOFR.

Receiver Swaptions	Option			Underlying Receiver Swap
Current Option Expiration Date	Cost Basis	Fair Value	Average Months to Current Option Expiration Date	Notional Amount	Average Fixed Receive Rate	Average Term (Years)
December 31, 2023
≤ 1 year	$3	$3	24	$150	2.98%	5.0
As of December 31, 2022, we had no receiver swaptions outstanding.

U.S. Treasury Securities [1]	December 31, 2023			December 31, 2022
Years to Maturity	Face Amount Long/(Short)	Cost Basis	Fair Value	Face Amount Long/(Short)	Cost Basis	Fair Value
≤ 5 years	$1,408	$1,419	$1,454	$356	$354	$353
> 5 year ≤ 7 years	(818)	(821)	(703)	(745)	(747)	(658)
> 7 year ≤ 10 years	(8,649)	(8,277)	(8,187)	(5,532)	(5,225)	(4,823)
> 10 years	(1,796)	(1,796)	(1,918)	(1,095)	(1,048)	(1,053)
Total U.S. Treasury securities	$(9,855)	$(9,475)	$(9,354)	$(7,016)	$(6,666)	$(6,181)
________________________________
1.As of December 31, 2023 and 2022, short U.S. Treasury securities totaling $(10.9) billion and $(6.5) billion, at fair value, respectively, had a weighted average yield of 3.64% and 2.80%, respectively. As of December 31, 2023 and 2022, long U.S. Treasury securities totaling $1.5 billion and $0.4 billion, at fair value, respectively, had a weighted average yield of 4.39% and 3.86%, respectively.

U.S. Treasury Futures	December 31, 2023				December 31, 2022
Years to Maturity	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
> 5 year ≤ 7 years	$(2,714)	$(2,961)	$(3,064)	$(103)	$(7,498)	$(8,463)	$(8,420)	$43
> 7 year ≤ 10 years	(2,924)	(3,294)	(3,451)	(157)	(901)	(1,070)	(1,065)	5
> 10 years	(791)	(913)	(989)	(76)	(814)	(1,028)	(1,020)	8
Total U.S. Treasury futures	$(6,429)	$(7,168)	$(7,504)	$(336)	$(9,213)	$(10,561)	$(10,505)	$56
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying U.S. Treasury security) of the U.S. Treasury futures contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.

	December 31, 2023				December 31, 2022
TBA Securities by Coupon	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]	Notional Amount Long (Short)	Cost Basis	Fair Value	Net Carrying Value [1]
15-Year TBA securities:
≥ 5.0%	$90	$89	$91	$2	$—	$—	$—	$—
Total 15-Year TBA securities	90	89	91	2	—	—	—	—
30-Year TBA securities:
≤ 3.0%	(29)	(24)	(25)	(1)	1,635	1,415	1,408	(7)
3.5%	—	—	—	—	373	342	340	(2)
4.0%	—	—	—	—	585	550	550	—
4.5%	363	343	352	9	2,382	2,248	2,295	47
5.0%	1,717	1,704	1,704	—	8,343	8,197	8,231	34
5.5%	2,034	2,014	2,047	33	5,576	5,504	5,591	87
6.0%	20	10	21	11	139	134	142	8
≥ 6.5%	1,137	1,152	1,164	12	17	17	17	—
Total 30-Year TBA securities, net	5,242	5,199	5,263	64	19,050	18,407	18,574	167
Total TBA securities, net	$5,332	$5,288	$5,354	$66	$19,050	$18,407	$18,574	$167
________________________________
1.Net carrying value represents the difference between the fair market value and the cost basis (or the forward price to be paid/(received) for the underlying Agency security) of the TBA contract as of period-end and is reported in derivative assets/(liabilities), at fair value in our consolidated balance sheets.
As of December 31, 2023, we had a two-year swap equivalent SOFR futures contract long notional position of $0.9 billion, with a net carrying value of $(10) million.
As of December 31, 2023 and 2022, we had $95 million and $215 million, respectively, notional value of centrally cleared credit default swaps ("CDS") outstanding that reference the Markit CDX Investment Grade or High Yield Grade Index, maturing in December 2028 and June 2027, respectively. Under the terms of our CDS, we pay fixed periodic payments equal to 1% per annum of the notional value and we are entitled to receive payments for qualified credit events. As of December 31, 2023 and 2022, the CDS had a market value of $(6) million and $(2) million, respectively, and a net carrying value of zero dollars, net of variation margin settlements. Pursuant to rules governing central clearing activities, we recognize variation margin settlements as a direct reduction of the carrying value of the CDS asset or liability.
Gain (Loss) From Derivative Instruments and Other Securities, Net
The following table summarizes changes in our derivative and other hedge portfolio and their effect on our consolidated statements of comprehensive income for fiscal years 2023, 2022 and 2021 (in millions):

Derivative and Other Hedging Instruments	Beginning Notional Amount	Additions	Settlement, Termination, Expiration or Exercise	Ending Notional Amount	Gain/(Loss) on Derivative Instruments and Other Securities, Net [1]
Fiscal Year 2023:
TBA securities, net	$19,050	164,465	(178,183)	$5,332	$49
Interest rate swaps - payer	$47,825	5,746	(9,095)	$44,476	666
Interest rate swaps - receiver	$—	(1,000)	—	$(1,000)	4
Credit default swaps - buy protection	$(215)	(1,322)	1,441	$(96)	(13)
Payer swaptions	$3,050	—	(1,800)	$1,250	(21)
Receiver swaptions	$—	(150)	—	$(150)	—
U.S. Treasury securities - short position	$(7,373)	(20,143)	16,169	$(11,347)	(54)
U.S. Treasury securities - long position	$357	14,272	(13,137)	$1,492	(30)
U.S. Treasury futures contracts - short position	$(9,213)	(31,465)	34,249	$(6,429)	(42)
					$559

Fiscal Year 2022:
TBA securities, net	$26,673	312,307	(319,930)	$19,050	$(2,860)
Forward settling non-Agency securities	$450	—	(450)	$—	—
Interest rate swaps - payer	$51,225	5,895	(9,295)	$47,825	4,400
Credit default swaps - buy protection	$—	(5,835)	5,620	$(215)	21
Payer swaptions	$13,000	1,750	(11,700)	$3,050	857
Receiver swaptions	$—	(150)	150	$—	—
U.S. Treasury securities - short position	$(9,590)	(15,548)	17,765	$(7,373)	1,482
U.S. Treasury securities - long position	$472	10,202	(10,317)	$357	(32)
U.S. Treasury futures contracts - short position	$(1,500)	(37,493)	29,780	$(9,213)	811
					$4,679

Fiscal Year 2021:
TBA securities, net	$30,364	352,658	(356,349)	$26,673	$(552)
Forward settling non-Agency securities	$—	1,800	(1,350)	$450	5
Interest rate swaps - payer	$43,225	9,000	(1,000)	$51,225	1,117
Payer swaptions	$10,400	8,050	(5,450)	$13,000	23
U.S. Treasury securities - short position	$(11,287)	(12,691)	14,388	$(9,590)	444
U.S. Treasury securities - long position	$—	7,618	(7,146)	$472	(25)
U.S. Treasury futures contracts - short position	$(1,000)	(6,000)	5,500	$(1,500)	42
					$1,054
________________________________
1.Amounts exclude other miscellaneous gains and losses and other interest income (expense) recognized in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.

Additionally, as of December 31, 2023, we had SOFR futures contracts, measured on a two-year swap equivalent basis, of $0.9 billion. For fiscal year 2023, we recognized a loss of $(10) million on our SOFR futures position in gain (loss) on derivative instruments and other securities, net in our consolidated statements of comprehensive income.
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

As of December 31, 2023, our maximum amount at risk with any counterparty related to our repurchase agreements, excluding the Fixed Income Clearing Corporation, was less than 3% of our tangible stockholders' equity (or the excess/shortfall of the value of collateral pledged/received over our repurchase agreement liabilities/reverse repurchase agreement receivables). As of December 31, 2023, less than 7% of our tangible stockholder's equity was at risk with the Fixed Income Clearing Corporation.
Assets Pledged to Counterparties
The following tables summarize our assets pledged as collateral under our funding, derivative and brokerage and clearing agreements by type, including securities pledged related to securities sold but not yet settled, as of December 31, 2023 and 2022 (in millions):

	December 31, 2023
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$49,602	$121	$15	$49,738
CRT - fair value	678	—	—	678
Non-Agency - fair value	262	—	—	262
U.S. Treasury securities - fair value	1,865	—	62	1,927
Accrued interest on pledged securities	217	—	—	217
Restricted cash	9	—	1,244	1,253
Total	$52,633	$121	$1,321	$54,075

	December 31, 2022
Assets Pledged to Counterparties [1]	Repurchase Agreements [2]	Debt of Consolidated VIEs	Derivative Agreements and Other	Total
Agency RMBS - fair value	$35,765	$144	$203	$36,112
CRT - fair value	703	—	—	703
Non-Agency - fair value	605	—	—	605
U.S. Treasury securities - fair value	353	—	—	353
Accrued interest on pledged securities	127	1	—	128
Restricted cash	211	—	1,105	1,316
Total	$37,764	$145	$1,308	$39,217
________________________________
1.Includes repledged assets received as collateral from counterparties and securities sold but not yet settled.
2.Includes $42 million and $49 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2023 and 2022, respectively.
The following table summarizes our securities pledged as collateral under our repurchase agreements by the remaining maturity of our borrowings, including securities pledged related to sold but not yet settled securities, as of December 31, 2023 and 2022 (in millions). For the corresponding borrowings associated with the following amounts and the interest rates thereon, refer to Note 4.

	December 31, 2023			December 31, 2022
Securities Pledged by Remaining Maturity of Repurchase Agreements [1,2]	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities	Fair Value of Pledged Securities	Amortized Cost of Pledged Securities	Accrued Interest on Pledged Securities
≤ 1 month	$43,701	$44,918	$188	$27,525	$30,168	$94
> 1 and ≤ 2 months	2,847	3,069	10	7,922	8,680	27
> 2 and ≤ 3 months	5,524	5,947	19	240	252	—
> 3 months	—	—	—	1,739	1,870	6
Total	$52,072	$53,934	$217	$37,426	$40,970	$127
________________________________

1.Includes $42 million and $49 million of retained interests in our consolidated VIEs pledged as collateral under repurchase agreements as of December 31, 2023 and 2022, respectively.
2.Excludes $397 million of repledged U.S. Treasury securities received as collateral from counterparties as of December 31, 2023.
Assets Pledged from Counterparties
As of December 31, 2023 and 2022, we had assets pledged to us from counterparties as collateral under our reverse repurchase and derivative agreements summarized in the tables below (in millions).

	December 31, 2023				December 31, 2022
Assets Pledged to AGNC	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total	Reverse Repurchase Agreements	Derivative Agreements	Repurchase Agreements	Total
U.S. Treasury securities - fair value	$11,667	$—	$306	$11,973	$6,572	$—	$28	$6,600
Cash	—	89	49	138	46	296	6	348
Total	$11,667	$89	$355	$12,111	$6,618	$296	$34	$6,948

Offsetting Assets and Liabilities
Certain of our repurchase agreements and derivative transactions are governed by underlying agreements that generally provide for a right of setoff under master netting arrangements (or similar agreements), including in the event of default or in the event of bankruptcy of either party to the transactions. We present our assets and liabilities subject to such arrangements on a gross basis in our consolidated balance sheets. The following tables present information about our assets and liabilities that are subject to master netting arrangements and can potentially be offset on our consolidated balance sheets as of December 31, 2023 and 2022 (in millions):

	Offsetting of Financial and Derivative Assets
	Gross Amounts of Recognized Assets	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Assets Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Received [2]
December 31, 2023
Interest rate swap and swaption agreements, at fair value [1]	$104	$—	$104	$—	$(89)	$15
TBA securities, at fair value [1]	80	—	80	(15)	(65)	—
Receivable under reverse repurchase agreements	11,618	—	11,618	(8,433)	(3,181)	4
Total	$11,802	$—	$11,802	$(8,448)	$(3,335)	$19

December 31, 2022
Interest rate swap and swaption agreements, at fair value [1]	$295	$—	$295	$—	$(293)	$2
TBA securities, at fair value [1]	266	—	266	(99)	(167)	—
Receivable under reverse repurchase agreements	6,622	—	6,622	(4,007)	(2,610)	5
Total	$7,183	$—	$7,183	$(4,106)	$(3,070)	$7

	Offsetting of Financial and Derivative Liabilities
	Gross Amounts of Recognized Liabilities	Gross Amounts Offset in the Consolidated Balance Sheets	Net Amounts of Liabilities Presented in the Consolidated Balance Sheets	Gross Amounts Not Offset in the Consolidated Balance Sheets		Net Amount
				Financial Instruments	Collateral Pledged [2]
December 31, 2023
TBA securities, at fair value [1]	$15	$—	$15	$(15)	$—	$—
Repurchase agreements	50,426	—	50,426	(8,433)	(41,993)	—
Total	$50,441	$—	$50,441	$(8,448)	$(41,993)	$—

December 31, 2022
TBA securities, at fair value [1]	$99	$—	$99	$(99)	$—	$—
Repurchase agreements	36,262	—	36,262	(4,007)	(32,255)	—
Total	$36,361	$—	$36,361	$(4,106)	$(32,255)	$—
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

Note 7. Fair Value Measurements
The following table provides a summary of our assets and liabilities that are measured at fair value on a recurring basis, as of December 31, 2023 and 2022, based on their categorization within the valuation hierarchy (in millions). There were no transfers between valuation hierarchy levels during the periods presented in our accompanying consolidated statements of comprehensive income.

	December 31, 2023			December 31, 2022
	Level 1	Level 2	Level 3	Level 1	Level 2	Level 3
Assets:
Agency securities	$—	$53,673	$—	$—	$39,346	$—
Agency securities transferred to consolidated VIEs	—	121	—	—	144	—
Credit risk transfer securities	—	723	—	—	757	—
Non-Agency securities	—	307	—	—	657	—
U.S. Treasury securities	1,540	—	—	353	—	—
Interest rate swaps [1]	—	15	—	—	2	—
Swaptions	—	89	—	—	293	—
TBA securities	—	81	—	—	266	—
U.S. Treasury futures	—	—	—	56	—	—
Total	$1,540	$55,009	$—	$409	$41,465	$—
Liabilities:
Debt of consolidated VIEs	$—	$80	$—	$—	$95	$—
Obligation to return U.S. Treasury securities borrowed under reverse repurchase agreements	10,894	—	—	6,534	—	—
Interest rate swaps [1]	—	1	—	—	—	—
Credit default swaps [1]	—	—	—	—	—	—
TBA securities	—	15	—	—	99	—
U.S. Treasury futures	336	—	—	—	—	—
SOFR Futures	10	—	—	—	—	—
Total	$11,240	$96	$—	$6,534	$194	$—
________________________________
1.As of December 31, 2023 and 2022, the net fair value of our interest rate swaps excluding the recognition of variation margin settlements as a direct reduction of carrying value was a net asset (liability) of $2.9 billion and $4.5 billion, respectively, based on "Level 2" inputs. As of December 31, 2023 and 2022, the net fair value of our credit default swaps excluding the recognition of variation margin settlements was $(6) million and $(2) million, respectively, based on "Level 2" inputs. See Notes 2 and 5 for additional details.

Excluded from the table above are financial instruments reported at cost and other mortgage credit investments reported under the equity method of accounting in our consolidated financial statements. As of December 31, 2023 and 2022, the fair value of our repurchase agreements approximated cost, as the rates on our outstanding repurchase agreements largely corresponded to prevailing rates observed in the repo market. The fair value of cash and cash equivalents, restricted cash, receivables and other payables were determined to approximate cost as of such dates due to their short duration. We estimate the fair value of these instruments carried at cost using "Level 1" or "Level 2" inputs. As of December 31, 2023 and 2022, the carrying value of other mortgage credit investments reported under the equity method of accounting was $44 million and $25 million, respectively.

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

	Fiscal Year
	2023	2022	2021
Weighted average number of common shares issued and outstanding	616.6	535.4	526.5
Weighted average number of fully vested restricted stock units outstanding	1.8	1.6	1.6
Weighted average number of common shares outstanding - basic	618.4	537.0	528.1
Weighted average number of dilutive unvested restricted stock units outstanding	1.2	—	1.9
Weighted average number of common shares outstanding - diluted	619.6	537.0	530.0
Net income (loss) available (attributable) to common stockholders	$32	$(1,295)	$649
Net income (loss) per common share - basic	$0.05	$(2.41)	$1.23
Net income (loss) per common share - diluted	$0.05	$(2.41)	$1.22
For fiscal year 2022 1.1 million of potentially dilutive unvested time and performance based RSUs outstanding were excluded from the computation of diluted net income (loss) per common share because to do so would have been anti-dilutive for the period.

Note 9. Stockholders' Equity
Preferred Stock
We are authorized to designate and issue up to 10.0 million shares of preferred stock in one or more classes or series. As of December 31, 2023 and 2022, 13,800, 10,350, 16,100, 23,000 and 6,900 shares of preferred stock were designated as 7.00% Series C Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.875% Series D Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.50% Series E Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock, 6.125% Series F Fixed-to-Floating Rate Cumulative Redeemable Preferred Stock and 7.75% Series G Fixed-Rate Reset Cumulative Redeemable Preferred Stock, respectively, (referred to as "Series C, D, E, F and G Preferred Stock", respectively). As of December 31, 2023 and 2022, 13,000, 9,400, 16,100, 23,000 and 6,000 shares of Series C, D, E, F and G Preferred Stock, respectively, were issued and outstanding. Each share of preferred stock is represented by 1,000 depositary shares. Each share of preferred stock has a liquidation preference of $25,000 per share ($25 per depositary share).
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
The following table includes a summary of preferred stock depositary shares issued and outstanding as of December 31, 2023 (dollars and shares in millions):

Cumulative Redeemable Preferred Stock [1]	Issue Date	Depositary Shares Issued and Outstanding	Carrying Value	Aggregate Liquidation Preference	Per Annum Dividend Rate [2,3]	First Optional Redemption Date / Conversion Date [3,4]
Fixed-to-Floating Rate:
Series C	August 22, 2017	13.0	$315	$325	10.775%	October 15, 2022
Series D	March 6, 2019	9.4	227	235	6.875%	April 15, 2024
Series E	October 3, 2019	16.1	390	403	6.500%	October 15, 2024
Series F	February 11, 2020	23.0	557	575	6.125%	April 15, 2025
Fixed-Rate Reset:
Series G	September 14, 2022	6.0	145	150	7.750%	October 15, 2027
Total		67.5	$1,634	$1,688
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
2.The Series C per annum dividend rate represents the dividend rate in effect as of December 31, 2023.
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
At-the-Market Offering Program
We are authorized by our Board of Directors to enter into agreements with sales agents to publicly offer and sell shares of our common stock in privately negotiated and/or at-the-market transactions from time-to-time up to a maximum aggregate offering price of our common stock. The following table includes a summary of shares of our common stock sold under the sales agreements during fiscal years 2023 and 2022 (in millions, except for per share data). During fiscal year 2021 we did not issue shares under this program. As of December 31, 2023, shares of our common stock with an aggregate offering price of $0.9 billion remained authorized for issuance under this program through December 31, 2024.

ATM Offerings	Average Price Received Per Share, Net	Shares	Net Proceeds
Fiscal Year 2023	$9.14	118.8	$1,085
Fiscal Year 2022	$9.39	56.0	$526
Common Stock Repurchase Program
We are authorized by our Board of Directors to repurchase shares of our common stock in open market or through privately negotiated transactions or pursuant to a trading plan that may be adopted in accordance with Rule 10b5-1 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"). The following table includes a summary of shares of our common stock repurchased during fiscal years 2022 and 2021 (in millions, except for per share data). During fiscal year 2023 we did not repurchase shares under this program. As of December 31, 2023, shares of our common stock with an aggregate repurchase price of $1 billion remained authorized for repurchase through December 31, 2024.

Common Stock Repurchases	Average Price Paid Per Share [1]	Shares	Net Cost
Fiscal Year 2022	$10.78	4.7	$51
Fiscal Year 2021 [2]	$15.96	17.7	$281
________________________________
1.Average price paid per share includes transaction costs.
2.Includes December 2020 share repurchases that settled in January 2021 totaling $24 million, or 1.6 million shares.

Distributions to Stockholders
The following table summarizes dividends declared during fiscal years 2023, 2022 and 2021 (in millions, except per share amounts):

	Dividends Declared	Dividends Declared Per Share [1]
Series C Preferred Stock
Fiscal year 2023	$34	$2.660390
Fiscal year 2022	$25	$1.886880
Fiscal year 2021	$23	$1.750000
Series D Preferred Stock
Fiscal year 2023	$16	$1.718750
Fiscal year 2022	$16	$1.718750
Fiscal year 2021	$16	$1.718750
Series E Preferred Stock
Fiscal year 2023	$26	$1.625000
Fiscal year 2022	$26	$1.625000
Fiscal year 2021	$26	$1.625000
Series F Preferred Stock
Fiscal year 2023	$35	$1.531250
Fiscal year 2022	$35	$1.531250
Fiscal year 2021	$35	$1.531250
Series G Preferred Stock
Fiscal year 2023	$12	$1.937520
Fiscal year 2022	$4	$0.651220
Common Stock
Fiscal year 2023	$896	$1.440000
Fiscal year 2022	$775	$1.440000
Fiscal year 2021	$757	$1.440000
________________________________
1.Preferred stock per share amounts are per depositary share.

The following table summarizes our tax characterization of distributions to stockholders for fiscal years 2023, 2022 and 2021. Distributions included in the table below are based on the fiscal tax year for which the distribution is attributed to for stockholders in accordance with rules promulgated under the Internal Revenue Code:

		Tax Characterization [1]
Tax Year	Distribution Rate [1]	Ordinary Dividend Per Share	Qualified Dividends	Capital Gain Dividend Per Share	Non-Dividend Distributions	Section 199A Dividend
Series C Preferred Stock
Fiscal year 2023	$2.546340	$2.546340	$—	$—	$—	$2.546340
Fiscal year 2022	$1.750000	$1.750000	$—	$—	$—	$1.750000
Fiscal year 2021	$1.750000	$0.341718	$—	$0.095782	$1.312500	$0.341718
Series D Preferred Stock
Fiscal year 2023	$1.718750	$1.718750	$—	$—	$—	$1.718750
Fiscal year 2022	$1.718750	$1.718750	$—	$—	$—	$1.718750
Fiscal year 2021	$1.718750	$0.335616	$—	$0.094072	$1.289063	$0.335616
Series E Preferred Stock
Fiscal year 2023	$1.625000	$1.625000	$—	$—	$—	$1.625000
Fiscal year 2022	$1.625000	$1.625000	$—	$—	$—	$1.625000
Fiscal year 2021	$1.625000	$0.317310	$—	$0.088940	$1.218750	$0.317310
Series F Preferred Stock
Fiscal year 2023	$1.531250	$1.531250	$—	$—	$—	$1.531250
Fiscal year 2022	$1.531250	$1.531250	$—	$—	$—	$1.531250
Fiscal year 2021	$1.531250	$0.299004	$—	$0.083809	$1.148438	$0.299004
Series G Preferred Stock
Fiscal year 2023	$2.104360	$2.104360	$—	$—	$—	$2.104360
Common Stock
Fiscal year 2023	$1.560000	$1.560000	$—	$—	$—	$1.560000
Fiscal year 2022	$1.440000	$0.669420	$—	$—	$0.770580	$0.669420
Fiscal year 2021	$1.320000	$0.095930	$—	$0.026889	$1.197181	$0.095930
________________________________
1.Preferred stock per share amounts are per depositary share.

Accumulated Other Comprehensive Income (Loss)
The following table summarizes changes to accumulated OCI for fiscal years 2023, 2022 and 2021 (in millions):

	Fiscal Year
Accumulated Other Comprehensive Income (Loss)	2023	2022	2021
Beginning Balance	$(672)	$301	$719
OCI before reclassifications	92	(1,015)	(382)
Net loss amounts for available-for-sale securities reclassified from accumulated OCI to realized gain (loss) on sale of investment securities, net	63	42	(36)
Ending Balance	$(517)	$(672)	$301

Note 10. Stock-Based Compensation
During fiscal years 2023, 2022 and 2021, we granted RSU awards to employees with a grant date fair value of $11 million, $8 million and $8 million, respectively, which generally vest annually over a three-year period, and we granted RSU awards to independent directors of $1.2 million, $1.0 million and $0.9 million, respectively, which vest at the end of a one-year period from grant date. We also granted PSU awards to employees which generally vest at the end of a three-year period provided that specified performance criteria are met. The performance criteria are based on a formula tied to our achievement of long-term economic returns consisting of the change in tangible net book value and dividends paid per common share on an absolute basis and relative to a select group of our peers. The fair value of the PSU awards granted during fiscal years 2023, 2022 and 2021 as of the grant date was $10 million, $11 million and $10 million, respectively, assuming the target levels of performance are achieved. The actual value of the awards will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets.
Our 2016 Equity Plan, as amended, authorizes a total of 40 million shares of our common stock that may be used to satisfy awards granted under the Plan, subject to the share counting rules set forth within the Plan. As of December 31, 2023, 28.7 million shares remained available for awards under the 2016 Equity Plan. For purposes of determining the total number of shares available for awards under the 2016 Equity Plan, available shares are reduced by (i) shares issued for vested awards, net of units withheld to cover minimum statutory tax withholding requirements paid by us in cash on behalf of the employee, (ii) outstanding unvested awards, (iii) outstanding previously vested awards, if distribution of such awards has been deferred beyond the vesting date ("deferred awards"), and (iv) accrued dividend equivalent units on outstanding awards through December 31, 2023. Unvested PSU awards assume the maximum potential payout under the terms of the award. As of December 31, 2023, 1.7 million of deferred awards, including accrued dividend equivalents, were outstanding.
During fiscal years 2023, 2022 and 2021, we recognized total compensation expense of $15.0 million, $11.6 million and $21.4 million, respectively, for stock-based awards to employees, and we recognized other operating expense of $1.1 million, $1.0 million and $0.8 million, respectively, for stock-based awards to independent directors. Compensation expense for PSU awards is based on our estimate of the probability that the performance criteria for PSU awards will be achieved and, if applicable, includes a cumulative effect adjustment for changes in our estimate from the prior year period. As of December 31, 2023, we estimate that 66.4% of target for PSU awards granted in fiscal year 2021 will vest based on actual performance achieved through the end of the performance measurement period and that 50% and 100% of target will vest for PSU awards granted in fiscal years 2022 and 2023, respectively, based on our estimate of the probability that the performance criteria for these awards will be achieved. As of December 31, 2023, we had $17 million of unrecognized expense related to stock-based awards that we expect to recognize over a weighted average period of 1.8 years.
The following tables summarizes awards under our 2016 Equity Plan for fiscal years 2023, 2022 and 2021:

RSU Awards	RSU Awards	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2020	908,984	$15.57	$—
Granted	567,426	$16.10	$—
Accrued RSU dividend equivalents	84,976	$—	$—
Vested	(483,601)	$14.31	$16.64
Forfeitures	(27,758)	$15.98	$—
Unvested balance as of December 31, 2021	1,050,027	$15.15	$—
Granted	687,733	$12.85	$—
Accrued RSU dividend equivalents	159,039	$—	$—
Vested	(558,796)	$14.68	$12.70
Forfeitures	(4,312)	$13.43	$—
Unvested balance as of December 31, 2022	1,333,691	$12.36	$—
Granted	1,140,758	$10.67	$—
Accrued RSU dividend equivalents	273,189	$—	$—
Vested	(703,557)	$12.28	$9.88
Unvested balance as of December 31, 2023	2,044,081	$9.79	$—
________________________________
1.Accrued RSU award dividend equivalents have a weighted average grant date fair value of $0.

PSU Awards	PSUs at Target Performance Level	Weighted Average Grant Date Fair Value [1]	Weighted Average Vest Date Fair Value
Unvested balance as of December 31, 2020	1,626,785	$15.15	$—
Granted	630,886	$15.96	$—
Accrued PSU dividend equivalents	157,539	$—	$—
Performance adjustment - base grant [2]	206,547	$17.56	$—
Performance adjustment - accrued PSU dividend equivalents [2]	70,953	$—	$—
Vested	(466,224)	$12.86	$16.52
Forfeitures	(13,826)	$15.54	$—
Unvested balance as of December 31, 2021	2,212,660	$14.52	$—
Granted	826,971	$12.99	$—
Accrued PSU dividend equivalents	279,484	$—	$—
Vested	(938,540)	$13.02	$13.85
Unvested balance as of December 31, 2022	2,380,575	$12.87	$—
Granted	950,840	$10.59	$—
Accrued PSU dividend equivalents	402,368	$—	$—
Performance adjustment - base grant [2]	(210,425)	$15.96	$—
Performance adjustment - accrued PSU dividend equivalents [2]	(87,375)	$—	$—
Vested	(699,128)	$14.18	$11.48
Unvested balance as of December 31, 2023 [3]	2,736,855	$10.03	$—
_______________________
1.Accrued PSU award dividend equivalents have a weighted average grant date fair value of $0.
2.Performance adjustments reflect adjustments for actual performance achieved relative to target, measured at the end of the performance period.
3.The unvested balance as of December 31, 2023 assumes actual performance achievement of 66.4% of target for PSU awards granted in fiscal year 2021 that are scheduled to vest in fiscal year 2024 and target levels of performance (100%) for PSU awards granted in fiscal years 2022 and 2023. The actual number of PSUs that will vest for the 2022 and 2023 PSU awards will vary within a range of 0% to 200% of the target based on the actual performance achieved relative to the targets. As of December 31, 2023, we estimate that 50% and 100% of the 2022 and 2023 PSU awards, respectively, will vest based on our estimate of the probability that the performance criteria for the awards will be achieved.
Note 11. Income Taxes
We did not incur an income tax liability for the years ended December 31, 2022 and 2021 and we do not expect to incur an income tax liability for the year ended December 31, 2023.
Based on our analysis of any potential uncertain income tax positions, we concluded that we do not have any uncertain tax positions that meet the recognition or measurement criteria of ASC Topic 740, Income Taxes, as of December 31, 2023 or prior periods. Our tax returns for tax years 2020 and forward are open to examination by the IRS. If we incur income tax related interest and penalties, our policy is to classify them as a component of provision for income taxes.
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
We, including our Chief Executive Officer and Chief Financial Officer, evaluated the effectiveness of the design and operation of our disclosure controls and procedures as of December 31, 2023. Based on the foregoing, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures were effective.

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
Item 9B. Other Information
During the three months ended December 31, 2023, none of our directors or officers (as defined in Rule 16a-1(f) of the Exchange Act) informed us of the adoption or termination of a "Rule 10b5-1 trading arrangement" or "non-Rule 10b5-1 trading arrangement," as those terms are defined in Regulation S-K, Item 408.
PART III.
Item 10. Directors, Executive Officers and Corporate Governance
Information in response to this Item is incorporated herein by reference to the information provided in our Proxy Statement for our 2024 Annual Meeting of Stockholders (the "2024 Proxy Statement") under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE OFFICERS OF REGISTRANT", and "BOARD AND GOVERNANCE MATTERS."
Item 11. Executive Compensation
Information in response to this Item is incorporated herein by reference to the information provided in the 2024 Proxy Statement under the headings "PROPOSAL 1: ELECTION OF DIRECTORS", "EXECUTIVE COMPENSATION", "COMPENSATION DISCUSSION AND ANALYSIS", "REPORT OF THE COMPENSATION AND CORPORATE GOVERNANCE COMMITTEE", and "COMPENSATION COMMITTEE INTERLOCKS AND INSIDER PARTICIPATION."
Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters
Information in response to this Item is incorporated herein by reference to the information provided in the 2024 Proxy Statement under the heading "SECURITY OWNERSHIP OF MANAGEMENT AND CERTAIN BENEFICIAL OWNERS."
Item 13. Certain Relationships and Related Transactions, and Director Independence
Information in response to this Item is incorporated herein by reference to the information provided in the 2024 Proxy Statement under the headings "CERTAIN TRANSACTIONS WITH RELATED PERSONS" and "PROPOSAL 1: ELECTION OF DIRECTORS."
Item 14. Principal Accounting Fees and Services
Information in response to this Item is incorporated herein by reference to the information provided in the 2024 Proxy Statement under the heading "PROPOSAL 3: RATIFICATION OF APPOINTMENT OF INDEPENDENT PUBLIC ACCOUNTANT."

PART IV.
Item 15.     Exhibits and Financial Statement Schedules
(a) List of documents filed as part of this report:

(1)    The following financial statements are filed herewith:

    Consolidated Balance Sheets as of December 31, 2023 and 2022
    Consolidated Statements of Comprehensive Income for fiscal years 2023, 2022 and 2021
    Consolidated Statements of Stockholders' Equity for fiscal years 2023, 2022 and 2021
    Consolidated Statements of Cash Flows for fiscal years 2023, 2022 and 2021
(2)    The following exhibits are filed herewith or incorporated herein by reference
Exhibit No.    Description
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
†* 10.4    First Amendment to Second Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Peter Federico, incorporated herein by reference to Exhibit 10.4 of Form 10-K (File No. 001-34057), filed February 27, 2023.
†* 10.5    Second Amended and Restated Employment Agreement, dated December 10, 2020, by and between AGNC Mortgage Management, LLC and Christopher Kuehl, incorporated herein by reference to Exhibit 10.3 of Form 8-K (File No. 001-34057), filed December 10, 2020.
†* 10.6    First Amendment to Second Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Christopher Kuehl, incorporated herein by reference to Exhibit 10.6 of Form 10-K (File No. 001-34057), filed February 27, 2023.
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
†*10.12    Second Amendment to Amended and Restated Employment Agreement dated January 31, 2023 between AGNC Mortgage Management, LLC and Kenneth Pollack, incorporated by reference to Exhibit 10.4 of Form 8-K (File No. 001-34057), filed February 3, 2023.
†* 10.13    Amended and Restated AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan, incorporated herein by reference to Exhibit 10.11 of Form 10-K (File No, 001-34057), filed February 23, 2022.
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

†* 10.19    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Employment Contracts, incorporated herein by reference to Exhibit 10.29 of Form 10-K (File No. 001-34057), filed February 26, 2021.
† 10.20    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Restricted Stock Unit Agreement for Section 16 Officers with Retirement Plan Language, filed herewith.
† 10.21    Form of AGNC Investment Corp. 2016 Equity and Incentive Compensation Plan Performance-Based Restricted Stock Unit Agreement for Section 16 Officers with Retirement Plan Language, filed herewith.
*14    AGNC Investment Corp. Code of Ethics and Conduct, adopted July 20, 2023, incorporated herein by reference to Exhibit 14 of Form 10-Q (File No. 001-34057), filed August 3, 2023.
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
97.1    AGNC Investment Corp. Compensation Clawback Policy, filed herewith.
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

AGNC INVESTMENT CORP.

		By:	/s/ PETER J. FEDERICO
Peter J. Federico President and Chief Executive Officer (Principal Executive Officer)
Date:	February 22, 2024
 Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

	Name	Title	Date
	/s/ PETER J. FEDERICO	Director, President and Chief Executive Officer (Principal Executive Officer)	February 22, 2024
Peter J. Federico

	/s/ BERNICE E. BELL	Executive Vice President and Chief Financial Officer (Principal Financial Officer and Principal Accounting Officer)	February 22, 2024
Bernice E. Bell

	/s/ GARY D. KAIN	Director, Executive Chair	February 22, 2024
Gary D. Kain

	*	Director	February 22, 2024
Donna J. Blank

	*	Director	February 22, 2024
Morris A. Davis

	*	Director	February 22, 2024
John D. Fisk

	*	Director	February 22, 2024
Andrew A. Johnson, Jr.

	*	Director	February 22, 2024
Prue B. Larocca

	*	Director	February 22, 2024
Paul E. Mullings

	*	Director	February 22, 2024
Frances R. Spark

*By:	/s/ KENNETH L. POLLACK
Kenneth L. Pollack
Attorney-in-fact